Form 10-Q
period 2009-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2009-11-16
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-34452

Apollo Commercial Real Estate Finance, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	27-0467113
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Apollo Commercial Real Estate Finance, Inc.

c/o Apollo Global Management, LLC

9 West 57th Street, 43rd Floor,

New York, New York 10019

(Address of Registrant’s principal executive offices)

(212) 515–3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 1 2b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of November 16, 2009, there were 10,757,500 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I—Financial Information

ITEM 1.	Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands—except share and per share data)

As of September 30, 2009
Assets:
Cash and cash equivalents	$210,001
Accrued interest receivable	1

Total Assets	$210,002

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$75
Other liabilities	1,879
Due to affiliate	138
Deferred underwriting fee, of which $8 million is payable to ACREFI Management, LLC (the “Manager”)	10,000

Total Liabilities	12,092

Commitments and Contingencies (see Note 6)	—

Stockholders’ Equity:
Common stock: $0.01 par value, 450,000,000 shares authorized, 10,757,500 shares issued and outstanding	107
Additional paid-in-capital	197,894
Accumulated deficit	(91)

Total Stockholders’ Equity	197,910

Total Liabilities and Stockholders’ Equity	$210,002

See notes to condensed consolidated financial statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

For the Period from September 29, 2009 (commencement of operations) through September 30, 2009
Interest income	$1

General and administrative expenses	(92)

Net loss	$(91)

Net loss per share of common stock	$(0.01)

Basic and diluted weighted average common shares outstanding	10,500,000

See notes to condensed consolidated financial statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands—except share and per share data)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Par
Balance at September 29, 2009 (commencement of operations)		$—	$1	$—	$1
Proceeds from public offering of common stock	10,000,000	100	199,900	—	200,000
Underwriting and offering costs			(12,000)	—	(12,000)
Proceeds from private placement of common stock	500,000	5	9,995	—	10,000
Grant of restricted stock to independent directors pursuant to Equity Incentive Plan	20,000	*	—	—	—
Grant of restricted stock to the Manager and employees of the Manager and its affiliates pursuant to Equity Incentive Plan	237,500	2	(2)	—	—
Net loss for the period from September 29, 2009 (commencement of operations) through September 30, 2009				(91)	(91)

Balance at September 30, 2009	10,757,500	$107	$197,894	$(91)	$197,910

*	Less than $500.

See notes to condensed consolidated financial statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

For the period from September 29, 2009 (commencement of operations) through September 30, 2009
Cash Flows From Operating Activities
Net loss	$(91)
Adjustments to reconcile net loss to net cash provided by operating activities
Accrued interest receivable	(1)
Change in accounts payable and accrued expenses	75
Change in due to affiliate	17

Net cash provided by operating activities	—

Cash Flows From Financing Activities
Proceeds from initial public offering of common stock	200,000
Proceeds from private placement of common stock (concurrent with initial public offering)	10,000

Net cash provided by financing activities	210,000

Net increase in cash and cash equivalents	210,000
Cash and cash equivalents, beginning of period	1

Cash and cash equivalents, end of period	$210,001

Supplemental item of non-cash financing activities:
Deferred underwriting fee	$10,000

Offering costs payable	$2,000

See notes to condensed consolidated financial statements

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

Note 1 – Organization

Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a real estate investment trust (“REIT”) formed primarily to originate, invest in, acquire and manage senior performing commercial real estate mortgage loans, commercial mortgage-backed securities, or CMBS, commercial real estate corporate debt and loans and other commercial real estate-related debt investments in the U.S. We refer to these asset classes as our target assets.

We were organized in Maryland on June 29, 2009 and commenced operations on September 29, 2009 when we completed our initial public offering (“IPO”) of ten million shares of common stock. Concurrent with our IPO, we completed a private placement of five hundred thousand shares of common stock to certain affiliates of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”).

ARI is externally managed and advised by ACREFI Management, LLC (our “Manager”), an indirect subsidiary of Apollo Global Management, LLC.

ARI plans to elect to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2009. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated financial statements include ACREFI Operating, LLC, our wholly owned subsidiary formed on July 14, 2009. Subsequent to quarter end we formed several other wholly owned subsidiaries which will also be included in our condensed consolidated financial statements. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with our registration statement on Form S-11A filed with the Securities and Exchange Commission (“SEC”) on September 23, 2009.

As of September 30, 2009 we are not invested in our target assets and we are not currently levered in a manner consistent with our long-term business plan. As such, our results for the period from September 29, 2009 through September 30, 2009 are not indicative of the results we expect to achieve once we implement the Company’s long-term business plan.

The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

Cash and cash equivalents

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We place our cash and cash equivalents with what we believe to be high credit quality institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

Classification of investment securities and valuations of financial instruments

Our investments are expected to initially consist primarily of commercial mortgage loans, CMBS and other real estate related assets that we will classify as either available-for-sale or held-to-maturity.

Loans held-for-investment

Loans held-for-investment will be stated at the principal amount outstanding, net of deferred loan fees and costs in accordance with GAAP. Our assets classified as held-for-investment will be stated at their amortized cost, net of deferred fees and costs. Loans that we have a plan to sell or liquidate in the near term will be treated as loans held-for-sale and will be held at the lower of cost or fair value.

Loan impairment

For loans classified as held-for-investment, we will evaluate the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we will record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees.

Investments available-for-sale

We expect that our investments classified as available-for-sale will be carried at their fair value in accordance with GAAP, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholder’s equity, rather than through earnings. We do not intend to hold any of our investment securities for trading purposes; however, if our securities were classified as trading securities, there could be substantially greater volatility in our earnings, as changes in the fair value of securities classified as trading are recorded through earnings.

When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors. Consideration will be given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) our intent to retain our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

Valuation of Financial Instruments

GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial instruments at fair values. Market based or observable inputs are the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

Level I—Quoted prices in active markets for identical assets or liabilities.

Level II—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

Level III—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

As markets and products develop and the pricing for certain products becomes more transparent, we will continue to refine our valuation methodologies. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Securitizations

We may periodically enter into transactions in which we sell financial assets, such as commercial mortgage loans, CMBS and other assets. Upon a transfer of financial assets, we will sometimes retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions will be recognized based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale, an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold, and derecognizes liabilities when extinguished. We will determine the gain or loss on sale of mortgage loans by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. From time to time, we may securitize mortgage loans we hold if such financing is available. These transactions will be accounted for as either a “sale” and the loans will be removed from our balance sheet or as a “financing” and will be classified as “securitized loans” on our balance sheet, depending upon the structure of the securitization.

Interest income recognition

We expect that interest income on our commercial mortgage loans will be accrued based on actual coupon rate and the outstanding principal balance adjusted for accretion of any purchase discounts and the amortization of any purchase premiums. Purchase premiums and purchase discounts are accreted into income using the effective yield method, adjusted for prepayments.

We expect that interest income on our CMBS will be accrued using the effective yield method, which includes the accretion of purchase discounts and the amortization of purchase premiums and the stated coupon interest payments. For securities rated below AAA, including unrated securities, actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus future prepayments.

Hedging instruments and hedging activities

GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Consistent with maintaining our status as a REIT, in the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

Derivatives will be used for hedging purposes rather than speculation. We will determine their fair value and we will obtain quotations from a third party to facilitate the process in determining these fair values. If our hedging activities do not achieve our desired results, our reported earnings may be adversely affected.

Repurchase agreements

Securities sold under repurchase agreements will be treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement will remain on our consolidated balance sheet as an asset and cash received from the purchaser will be recorded on our consolidated balance sheet as a liability. Interest paid in accordance with repurchase agreements will be recorded in interest expense.

Share-based payments

We will account for share-based compensation to our independent directors and to our Manager and to employees of our Manager and its affiliates using the fair value based methodology prescribed by GAAP Compensation cost related to restricted common stock issued to our independent directors will be measured at its estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis. Compensation cost related to restricted common stock issued to our Manager and to employees of our Manager and its affiliates will initially be measured at estimated fair value at the grant date, and remeasured on subsequent dates to the extent the awards are unvested. To amortize compensation expense for the restricted common stock granted to our Manager and to employees of our Manager and its affiliates, we will use the graded vesting attribution method.

Income taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we will operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

Underwriting costs

Underwriting costs incurred in connection with our initial public offering are reflected as a reduction of additional paid-in-capital.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 166, (not yet codified by the FASBV Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”), which amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for the Company for financial asset transfers occurring after December 31, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our condensed consolidated financial statements of adopting SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, (not yet codified by the FASB) Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No. 166. SFAS No. 167 is effective for the Company as of January 1, 2010 and early adoption is prohibited. Management is currently evaluating the impact on our condensed consolidated financial statements of adopting SFAS No. 167.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

Note 3 – Related Party Transactions

Management Agreement

In connection with our initial public offering in September 2009, we entered into a management agreement (the “Management Agreement”) with our Manager, which describes the services to be provided by our Manager and its compensation for those services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

Pursuant to the terms of the Management Agreement, our Manager is paid a base management fee equal to 1.5% of per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The initial term of the Management Agreement expires on September 29, 2012 (the third anniversary of the closing of our initial public offering), and it is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

For the period ended September 30, 2009, the Company incurred approximately $16 in base management fee. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item. As of September 30, 2009, the Company had recorded a due to affiliate liability in the amount of approximately $138 for amounts owed to the Manager comprised of the following items: (i) $121 for offering expenses paid by the Manager on behalf of the Company and (ii) $17 for base management fees incurred but not yet paid. In addition, the Company has recorded a contingent liability in the amount of $8,000 for underwriting fees paid by the Manager on behalf of the Company (see Note 6 – Commitments and Contingencies).

Note 4 – Stockholders’ Equity

Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2009, 10,757,500 shares of common stock were issued and outstanding and there were no shares of preferred stock issued and outstanding.

For purposes of presenting shares issued and outstanding, unvested restricted shares of common stock, of which there are 257,500 at September 30, 2009, are considered issued and outstanding (See Note 5 – Share Based Payments for a further discussion of unvested restricted shares). The unvested restricted shares are entitled to received dividend payments on a pari passu basis with all other shares of common stock currently issued and outstanding, unvested restricted shares do not have voting rights until such time that the shares vest. As such, for purposes of calculating basic loss per share we have excluded the unvested restricted shares and, since during the quarter ended September 30, 2009 the inclusion of the unvested restricted shares would be anti-dilutive in calculating diluted loss per share such shares have also been excluded from that calculation.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

Note 5 – Share-Based Payments

On September 23, 2009, our board of directors approved the Apollo Commercial Real Estate Finance, Inc., 2009 Equity Incentive Plan (the “LTIP”). The LTIP provides for grants of restricted common stock and other equity-based awards up to an aggregate 7.5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by our compensation committee (the “Compensation Committee”) appointed by our board of directors. All grants under the LTIP must be approved by our board of directors or the Compensation Committee.

Concurrent with the completion of our initial public offering on September, 29, 2009, a total of 257,500 shares of restricted common stock with a value of $4.8 million on grant date were granted pursuant to our LTIP plan. The following table summarizes the recipients of the aforementioned grant:

Grant Recipient	Number of Shares Granted	Value on Grant Date
Independent directors	20,000	$369,600
Manager and employees of the Manager and its affiliates	237,500	4,389,000

Total shares granted and value on grant date	257,500	$4,758,600

All of the shares granted vest ratably on the first business day of each fiscal quarter, beginning on January 1, 2010, over a period of three years, as follows:

2009	0
2010	85,833
2011	85,833
2012	85,834

Note 6 – Commitments and Contingencies

Deferred Underwriting Fee

At the closing of our initial public offering, our underwriters did not receive any payment directly from us for the underwriting fee equal to 5% of the gross proceeds raised in the initial public offering of common stock or $10,000 in total. Our Manager paid the underwriters $8,000 on our behalf at closing (4% of the gross proceeds raised in our initial public offering) and our underwriters agreed to defer the receipt of $2,000 (1% of the gross proceeds raised in our initial public offering). We have agreed to pay $8,000 to our Manager and pay $2,000 to the underwriters if during any period of four consecutive calendar quarters during the 16 full calendar quarters after the consummation of the initial public offering (as described below) our Core Earnings (as defined below) for any such four-quarter period exceeds an 8% performance Hurdle Rate (as described below).

Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) as adjusted, excluding: (i) non-cash equity compensation expense; (ii) depreciation and amortization (to the extent we foreclose on any properties underlying our target assets); (iii) any unrealized gains, losses or other non-cash items, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (iv) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

Pursuant to the agreement with our Manager and our underwriters, the aforementioned Hurdle Rate test is considered met if during a period of four consecutive quarters our Core Earnings exceeds the product of (x) the public offering price per share of our common stock ($20 per share) multiplied by the number of shares of common stock sold in the initial public offering and the current private placement (a total of 10,500,000 shares) and (y) 8%. In addition, if the Management Agreement is terminated and we are required to pay our Manager the termination fee described in Note 3, we would also be required to refund our Manager for its payment of the initial underwriting discount irrespective of whether we have met the Hurdle Rate described above.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

The deferred underwriting fee is considered a contingent liability where payment is probable and the amount is estimable, and as such the $10,000 of deferred underwriting fee is recorded as a contingent liability with a corresponding reduction in additional paid in capital.

Note 7 – Subsequent Events

We have evaluated subsequent events through November 16, 2009 (the date of issuance of these financial statements) and there are no subsequent events to disclose.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	use of the proceeds of the initial public offering;

•	market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans;

•	our business and investment strategy;

•	our projected operating results;

•

actions and initiatives of the U.S. government, including the establishment of the Term Asset-Backed Securities Loan Fund (the “TALF”), and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions;

•	economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements, including securitizations;

•	our ability to access U.S. government programs, including the TALF;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets;

•	our expected portfolio of assets;

•	our expected investment and underwriting process;

•	interest rate mismatches between our target assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our target assets;

•	changes in prepayment rates on our target assets;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future; and

•	our understanding of our competition.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described in this Form 10-Q under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.” If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this report, as well as the information contained in our registration statement on Form S-11, initially filed on July 10, 2009, and as subsequently amended, in connection with our recent initial public offering, or IPO, which we refer to as our “IPO registration statement.”

Overview

ARI is a newly organized REIT that has been formed primarily to originate, invest in, acquire and manage senior performing commercial real estate mortgage loans, commercial mortgage-backed securities, or CMBS, and other commercial real estate-related debt investments in the U.S. We refer to these asset classes as our target assets.

On September 29, 2009, we successfully completed our initial public offering (“IPO”), pursuant to which we sold 10,000,000 shares of our common stock to the public at a price of $20.00 per share for gross proceeds of $200.0 million. Concurrent with our IPO, we completed a private placement in which we sold 500,000 shares of our common stock to certain affiliates of Apollo at a price of $20.00 per share. We received proceeds of $10.0 million from the private placement. We did not pay any underwriting discounts or commissions in connection with the private placement.

We are externally managed and advised by our Manager, a recently formed indirect subsidiary of Apollo Global Management, LLC. Our initial focus is on senior performing commercial mortgage loans, CMBS and commercial real estate corporate debt and loans. As market conditions change over time, we may adjust our strategy to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions.

We expect our borrowing levels to be consistent with our intention of keeping our total borrowings within a conservative range, based on prevailing market conditions and credit availability, as determined by our Manager. See “Leverage policies.” We may also raise capital by raising further equity capital or issuing debt securities.

Subject to maintaining our qualification as a REIT, we may utilize interest rate hedging techniques to mitigate the effects of fluctuations in interest rates and its effects on our asset valuations.

We are organized as a Maryland corporation and intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2009. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Market Conditions

We believe that the current market environment presents a compelling opportunity to achieve attractive risk adjusted returns in senior performing commercial real estate debt investments. Beginning in mid-2007, global financial markets encountered a series of events from the collapse of the sub-prime residential mortgage market to the ensuing dramatic widening of credit spreads and corresponding broad-scale freezing of corporate lending. These events led to a significant dislocation in capital markets and created a severe shortage of debt capital across markets, a deleveraging of the entire global financial system and the severe decline in the market for mortgage, real estate-related and other financial assets. As a result of these conditions, many traditional commercial real estate mortgage loan and securities investors have suffered severe losses in their loan and securities portfolios and several major market participants have failed or been impaired, resulting in a severe contraction in market liquidity and in a sharp reduction in the availability of credit for real estate-related assets and the cost of mortgage financing has increased.

The current illiquidity facing the market can be traced back to the beginning of this decade which found CMBS volume increasing at a rapid pace from 2001 to 2007. During this period, capitalization rates on commercial real estate declined to historic lows and transaction volume peaked at close to $500 billion annually. Since the market downturn began, issuance of CMBS in the U.S. has dropped from $230 billion in 2007 to $12 billion in 2008. The resulting illiquidity has negatively affected both the terms and availability of financing for all real estate-related assets and has generally resulted in real estate-related assets trading at significantly lower prices and higher yields compared to prior periods. The recent period has also been characterized by a broad-based downward movement in loans and securities valuations, even though different commercial mortgage pools have exhibited widely different default rates and performance characteristics. The dislocations in the real estate market have already caused, and we believe will continue to cause, a repricing of real estate-related assets. Due to the dramatic repricing of real estate assets since mid-2007 and the continuing uncertainty in the direction of the real estate markets, a void in the debt and equity capital available for investing in real estate has been created as many banks, insurance companies, finance companies and fund managers face insolvency or have determined to reduce or discontinue investment in debt or equity related to real estate.

We believe that in each of the next three years, approximately $400 billion of commercial real estate loans are expected to mature and that markets are likely to face a void of several hundred billion dollars over this period that must be filled by new mortgage lenders since the supply of debt from traditional lending sources is anticipated to be less than the volume necessary to refinance maturing real estate loans. As a result, in the near to medium term, we anticipate the U.S. market will be characterized by significant unmet demand for senior commercial real estate mortgage loans and other financing.

Our Investment Strategy

Our objective is to capitalize on both the current lack of debt capital available for commercial real estate assets and fundamental changes that have occurred in the commercial real estate finance industry to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by originating, investing in, acquiring, financing and managing a diversified portfolio of our target assets. Our primary purpose is to create a diversified portfolio of performing commercial real estate mortgage loans and CMBS assets that will be held to maturity and which we expect will provide stable attractive cash flow yields for our stockholders. To identify attractive opportunities within our target assets, we will rely on the expertise of our Manager and its affiliates as well as their unique platform which integrates real estate experience with private equity and capital markets, in transaction sourcing, underwriting, execution as well as asset operation, management and disposition. In implementing our investment strategy, we will utilize our Manager’s expertise in identifying undervalued senior performing commercial real estate mortgage loans and CMBS as well as its capabilities in transaction sourcing, underwriting, execution and asset operation, management and disposition. Our Manager’s Investment Committee, which is chaired by Joseph F. Azrack and also includes Eric Press, Stuart A. Rothstein Marc Rowan, Henry Silverman, Scott Weiner and James Zelter will make investment, financing, asset management and disposition decisions on our behalf.

As a result of current market dislocations, in the near-to-medium term, we anticipate a significant opportunity to acquire and originate senior performing commercial real estate mortgage loans and other performing debt investments at attractive yields, high debt service coverage ratios and low loan-to-values on high quality real estate. We also expect our Manager to seek to capitalize on opportunities created by the lack of debt capital available for commercial real estate and to take advantage of opportunistic pricing dislocations created by distressed sellers or distressed capital structures where a lender or holder of a loan or security is in a compromised situation due to the relative size of its portfolio, the magnitude of nonperforming loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. In pursuing investments with attractive risk-reward profiles, we expect that our Manager will incorporate its views of the current and future economic environment, its outlook for real estate in general and particular asset classes and its assessment of the risk-reward profile derived from its underwriting and cash flow analysis, including taking into account relative valuation, supply and demand fundamentals, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, real estate prices, delinquencies, default rates, recovery of various sectors and vintage of collateral. In general, our Manager intends to pursue a value-driven approach to underwriting and diligence, consistent with Apollo’s historical investment strategy. We expect that each prospective investment will receive a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment. We intend to make loans in major metropolitan areas that exhibit attractive long-term demographics and fundamentals such as strong population and household income and employment trends and attractive real estate supply/demand dynamics. Our Manager expects to implement underwriting standards founded on fundamental market and credit analyses with a focus on current and sustainable cash flows. Our Manager’s underwriting standards are expected to place a particular emphasis on due diligence of the sponsor/borrower. All investment decisions will be made with a view to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act. The execution of our investment strategy will be aided by our access to, and utilization of, the information provided by recognized market leaders in the industry.

In order to capitalize on the changing sets of investment opportunities that may be present in the various points of an economic cycle, we may expand or refocus our investment strategy by emphasizing investments in different parts of the capital structure and different sectors of real estate. Our investment strategy may be amended from time to time, if recommended by our Manager and approved by our board of directors. We are not required to seek stockholder approval when amending our investment strategy.

Our Financing Strategy

We anticipate using borrowings as part of our financing strategy. Depending on market conditions, such borrowings are expected to include credit facilities and repurchase agreements. We may also seek to access financing that may be available to us under government sponsored debt programs such as the TALF. Although we are not required to maintain any particular leverage ratio, including the maximum amount of leverage we may use, we expect that the amount of leverage we incur will be consistent with our intention of keeping our total borrowings within a conservative range, as determined by our Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of our target assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the collateral underlying our target assets. Consistent with our strategy of keeping our total borrowings within a conservative range, initially we expect that our leverage will be in an amount that is approximately 35% of the value of our total assets on a portfolio basis, except in conjunction with financings that may be available to us through government sponsored debt programs, such as the TALF. To the extent that we utilize the financing available under such government sponsored debt programs, we expect to incur significantly more leverage. For example, with respect to the TALF, we expect to finance up to 85% of each of our eligible CMBS assets on a non-recourse basis. In utilizing leverage, we will seek to enhance equity returns while limiting interest rate exposure. We expect to access more traditional borrowings such as credit facilities and repurchase agreements. To the extent market conditions improve and markets stabilize over time, we expect to increase our borrowing levels. In the future, we may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

The following is a description of the types of borrowings we may access in the future:

Credit facilities. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that credit facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.

Repurchase agreements. Repurchase agreements are financings pursuant to which we will sell our target assets to the repurchase agreement counterparty, the buyer, for an agreed upon price with the obligation to repurchase these assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing we may receive under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets we sell to the buyer. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, the buyer, or lender, could require us to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing. A significant decrease in advance rate or an increase in the haircut could result in the borrower having to sell securities in order to meet any additional margin requirements by the lender, regardless of market condition. We expect to mitigate our risk of margin calls by employing leverage that is below what could be used under current advance rates.

Government financing. We may utilize borrowings under the TALF to finance certain of our CMBS investments. However, as currently constructed, TALF borrowings for CMBS are limited to AAA tranches of CMBS issued on or after January 1, 2009 and to legacy CMBS issued before 2009 where the financed asset has retained its AAA credit rating. See “Management’s discussion and analysis of financial condition and results of operations” for a discussion of the TALF. There can be no assurance that we will be eligible to participate in the TALF or, if we are eligible, that we will be able to utilize the TALF successfully or at all.

Other potential sources of financing. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we may in the future use other funding sources to acquire our target assets, including warehouse facilities and other secured and unsecured forms of borrowing, to the extent such funding sources are available to us on attractive terms. In the future, may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

Our Hedging Strategy

We may, from time to time, utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings, if any. Under the U.S. federal income tax laws applicable to REITs, we generally will be able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, although our total gross income from interest rate hedges that do not meet this requirement and other non-qualifying sources generally must not exceed 5% of our gross income.

We also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic TRS that is fully subject to federal corporate income taxation. Our interest rate management techniques may include:

•	interest rate swap agreements and interest rate cap agreements; and

•	other similar transactions.

We may attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we may seek (1) to match the maturities of our debt obligations with the maturities of our assets and (2) to match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements, or other financial instruments, or through a combination of these strategies). We expect these instruments will allow us to minimize, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

Critical Accounting Policies

A summary of our accounting policies is set forth under Note 2 – Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Financial Condition and Results of Operations

Revenue

We earned interest of approximately $1,000 from September 29, 2009 (commencement of operations) through September 30, 2009, representing interest earned on cash balances from the proceeds from our IPO and concurrent private placement invested in a bank deposit account earning daily interest. We did not utilize leverage during the period and therefore did not incur any interest expense related to the financing of our investments. As we are not invested in our target assets and we are not currently levered, income from investments for the period from September 29, 2009 through September 30, 2009 is not representative of the Company’s long-term business plan.

Expenses

Management Fee Expense. We recorded a management fee expense of approximately $16,000 payable to our Manager under the Management Agreement. We pay our Manager a quarterly management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement).

General and Administrative Expenses. We recorded general and administrative expenses of approximately $75,000 for the period from September 29, 2009 (commencement of operations) to September 30, 2009, which represent formation costs of approximately $50,000 and other professional fees, insurance, and overhead costs of the Company.

The management fees, expense reimbursements, formation costs and the relationship between our Manager and us are discussed further in Note 4 – Related Party Transactions.

We incurred a net loss of $91,000 for the period from September 29, 2009 (commencement of operations) to September 30, 2009.

Recent Accounting Pronouncements

The FASB has recently issued two accounting pronouncements that may impact us upon adoption. A description of these accounting pronouncements is set forth under “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash currently consist of the net proceeds from our IPO and the concurrent private placement. In the future we expect our primary sources of cash to consist of payments of principal and interest we receive on our portfolio of assets, cash generated from operations, and unused borrowing capacity under our financing sources. Depending on market conditions, such borrowings will include credit facilities and repurchase agreements.

While we generally intend to hold our target assets as long-term investments, certain of our investments may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. We are continuing to negotiate repurchase facilities with several potential lenders.

To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that when the credit markets return to normal conditions, our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

Leverage policies

Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our indebtedness policy at any time. We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. We are continuing to negotiate repurchase facilities with several potential lenders. However, we currently do not have any commitments for financing and there can be no assurance that debt financing will be available to us on attractive terms. In the future, we may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

Contractual obligations and commitments

As of September 30, 2009, we had two contractual obligations. On September 23, 2009, the Company entered into (i) an underwriting agreement with a group of underwriters to sell 10,000,000 shares of the Company’s common stock for $20.00 per share for an aggregate offering price of $200 million, and (ii) the Management Agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

As part of our initial public offering our underwriters did not receive any payment directly from us for the underwriting fee equal to 5% of the gross proceeds raised or $10.0 million in total. Our Manager paid the underwriters $8.0 million and our underwriters agreed to forego the receipt of $2.0 million. Per the underwriting agreement and the Management Agreement, we have agreed to pay $8.0 million to our Manager and pay $2.0 million to the underwriters if during any period of four consecutive calendar quarters during the 16 full calendar quarters after the consummation of the initial public offering our Core Earnings, (as defined in the underwriting agreement), for any such four-quarter period exceeds an 8% performance Hurdle Rate (as defined in the underwriting agreement).

The deferred underwriting fee is considered a contingent liability where payment is probable and the amount is estimable, and as such the $10,000 of deferred underwriting fee is recorded as a contingent liability with a corresponding reduction in additional paid in capital.

Per the Management Agreement our Manager is entitled to a base management fee be calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholders’ equity, per annum (as defined in the Management Agreement). Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel. We do not reimburse our

Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) our Chief Financial Officer based on the percentage of his time spent on our affairs and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are also required to reimburse our Manager for operating expenses related to us incurred by our Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Amounts payable under our underwriting agreement and Management Agreement are not fixed and determinable at this time.

The initial term of the Management Agreement expires on September 29, 2012 (the third anniversary of the closing of our initial public offering), and it is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Off-balance sheet arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully used the net proceeds of the IPO and the concurrent private placement to acquire our target assets, we may fund our quarterly distributions out of such net proceeds.

Inflation

Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock.

While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience. We seek to actively manage risk, to earn sufficient compensation to justify taking risk and to maintain capital levels consistent with the risks we undertake.

Credit risk

One of our strategic focuses is acquiring assets that we believe to be of high credit quality. We believe this strategy will generally keep our credit losses and financing costs low. However, we are subject to varying degrees of credit risk in connection with our other target assets. Our Manager seeks to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses, and by deploying a value-driven approach to underwriting and diligence, consistent with Apollo’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. Our Manager enhances its due diligence and underwriting efforts by accessing Apollo’s knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Interest rate risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our target assets and our related financing obligations.

To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our portfolio of financial assets against the effects of major interest rate changes. We generally seek to manage this risk by:

•	attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using hedging instruments, interest rate swap agreements and interest rate cap agreements; and

•	to the extent available, using securitization financing to better match the maturity of our financing with the duration of our assets.

We may seek to mitigate interest rate risk by deploying hedging strategies, such as purchasing an interest rate swap that has the effect of converting a floating rate loan to a fixed rate loan.

Prepayment risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on an asset to be less than expected. We do not anticipate facing prepayment risk on most of our portfolio of assets since we anticipate that most of our commercial loans held directly by us or securing our CMBS assets will contain provisions preventing prepayment or imposing prepayment penalties in the event of loan prepayments.

Market risk

Market value risk

Our available-for-sale securities are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted.

Real estate risk

Commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses.

ITEM 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2009, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the period ended September 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2009, we have no legal proceedings.

ITEM 1A.	Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the final prospectus filed pursuant to Rule 424(b)(1) on September 24, 2009 with the SEC in connection with our IPO.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2009, the SEC declared effective our IPO registration statement (File No. 333-160533), pursuant to which we registered 10,000,000 shares of our common stock. On September 29, 2009, we consummated our IPO and sold 10,000,000 shares of our common stock to the public at a price of $20.00 per share for gross proceeds of $200.0 million. In connection with the IPO, $8.0 million in underwriting discounts and commissions were paid by our Manager and $2.0 million in underwriting fees was deferred by the underwriters. See Note 6 – Commitments and Contingencies to Condensed Consolidated Financial Statements for a further discussion. Our IPO is now complete.

The IPO was underwritten by J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Barclays Capital Inc., acting as the representatives of Wells Fargo Securities, LLC, Raymond James & Associates, Inc., RBC Capital Markets Corporation and Stifel, Nicolaus & Company, Incorporated.

Concurrent with the consummation of our IPO, we completed a private placement in which we sold 500,000 shares of our common stock to Apollo and certain of its affiliates, at a price of $20.00 per share for aggregate proceeds of $10.0 million. We did not pay any underwriting discounts or commissions in connection with this private placement. In conducting this private placement, we relied upon the exemption from registration provided by Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securities Act of 1933, as amended.

We invested the net proceeds of the IPO and the concurrent private placement in a bank deposit account earning daily interest. There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed pursuant to Rule 424(b)(1) on September 24, 2009 with the SEC in connection with our IPO.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.1	Registration Rights Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and the parties named therein.

10.2	Management Agreement, dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and ACREFI Management, LLC.

10.3	License Agreement dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and Apollo Global Management, LLC.

10.4*	Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8, as amended (Registration No. 333-162246).

10.5*	Form of Restricted Stock Award Agreement entered into by Apollo Commercial Real Estate Finance, Inc.’s directors, officers, Manager and certain of its personnel, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.6*	Form of Indemnification Agreement entered into by Apollo Commercial Real Estate Finance, Inc.’s directors and officers, incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.7	Private Placement Purchase Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and Apollo Principal Holdings I, L.P.

10.8	Private Placement Purchase Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and ACREFI Co-Investors, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

November 16, 2009	By:	/S/ JOSEPH F. AZRACK
Joseph F. Azrack President and Chief Executive Officer

	By:	/S/ STUART A. ROTHSTEIN
Stuart A. Rothstein Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.1	Registration Rights Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and the parties named therein.

10.2	Management Agreement, dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and ACREFI Management, LLC.

10.3	License Agreement dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and Apollo Global Management, LLC.

10.4*	Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8, as amended (Registration No. 333-162246).

10.5*	Form of Restricted Stock Award Agreement entered into by Apollo Commercial Real Estate Finance, Inc.’s directors, officers, Manager and certain of its personnel, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.6*	Form of Indemnification Agreement entered into by Apollo Commercial Real Estate Finance, Inc.’s directors and officers, incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.7	Private Placement Purchase Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and Apollo Principal Holdings I, L.P.

10.8	Private Placement Purchase Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and ACREFI Co-Investors, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Previously filed