Form 10-K
period 2009-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2010-03-17
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                          to

Commission File Number: 1-34452

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-0467113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Apollo Global Management, LLC 9 West 57th Street, 43rd Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 515-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2009, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the counter market. Our common stock began trading on the New York Stock Exchange on September 24, 2009. On December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $179,720,100 based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On March 10, 2010, the registrant had a total of 10,762,500 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2010 annual meeting of stockholders scheduled to be held on or about May 12, 2010 are incorporated by reference into Part III of this annual report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

When used in this annual report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act and, as such, may involve known and unknown risks, uncertainties and assumptions.

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our target assets; changes in the prepayment rates on the mortgage loans securing our commercial mortgage-backed securities (“CMBS”); our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the 1940 Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, “Risk Factors” of this annual report on Form 10-K.

ii

In this annual report on Form 10-K, references to “ARI,”“ Company,” “we,” “us,” or “our” refer to Apollo Commercial Real Estate Finance, Inc. and its subsidiaries; references to our “Manager” refer to ACREFI Management, LLC, an indirect subsidiary of Apollo Global Management, LLC, unless specifically stated otherwise or the context otherwise indicates.

PART I

Item 1.	Business.

All currency figures expressed herein are expressed in thousands, except share or per share amounts.

GENERAL; INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT

We are a commercial real estate finance company that originates, acquires, invests in and manages senior performing commercial mortgage loans, CMBS and other commercial real estate-related debt investments in the U.S. We refer to these asset classes as our target assets.

We are externally managed and advised by ACREFI Management, LLC (our “Manager”), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), a leading global alternative asset manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of $51.8 billion as of September 30, 2009. Our Manager is led by an experienced team of senior real estate professionals who have significant experience in commercial property investing, financing and ownership. Our Manager benefits from the extensive investment, finance and managerial expertise of Apollo’s private equity, credit-oriented capital markets and real estate investment professionals. We believe our relationship with Apollo provides us with significant advantages in sourcing, evaluating, underwriting and managing investments in our target assets.

Our principal business objective is to capitalize on both the current lack of debt capital available for commercial real estate assets and fundamental changes that have occurred in the commercial real estate finance industry to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We completed our initial public offering (“IPO”), and a related private placement on September 29, 2009, pursuant to which we raised aggregate gross proceeds of approximately $210,000. We are in the process of deploying this capital and building a diversified portfolio of performing commercial mortgage loans and CMBS assets that we expect will provide stable attractive cash flow yields for our stockholders. At December 31, 2009, the Company’s investments were comprised of $151,045 in AAA-rated CMBS and $50,000 in mezzanine loans.

We are a Maryland corporation that was organized in 2009 and will elect to qualify to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2009. We generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all or up to 90% of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”).

OUR INVESTMENT STRATEGY

To identify attractive opportunities within our target assets, we rely on the expertise of our Manager and its affiliates as well as their unique platform which integrates real estate experience with private equity and capital markets, in transaction sourcing, underwriting, execution, as well as asset operation, management and disposition. In implementing our investment strategy, we utilize our Manager’s expertise and relationships in sourcing transactions and in, underwriting, execution, financing, management and disposition.

As a result of current market conditions, in the near-to-medium term, we expect to continue to deploy our capital through the origination and acquisition of senior performing commercial mortgage loans, CMBS and other performing real-estate related debt investments at attractive risk-adjusted yields. We will target investments that are secured by institutional quality real estate. Our underwriting will include a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. We also expect our Manager to take advantage of opportunistic pricing dislocations created by distressed sellers or distressed capital structures where a lender or holder of a loan or security is in a compromised situation due to the relative size of its portfolio, the magnitude of nonperforming loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. In pursuing investments with attractive risk-reward profiles, our Manager incorporates its views of the current and future economic environment, its outlook for real estate in general and particular asset classes and its assessment of the risk-reward profile derived from its underwriting and cash flow analysis, including taking into account relative valuation, supply and demand fundamentals, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, real estate prices, delinquencies, default rates, recovery of various sectors and vintage of collateral. In general, our Manager pursues a value-driven approach to underwriting and diligence, consistent with the historical investment strategy of Apollo. Each prospective investment receives a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment. Our Manager has implemented underwriting standards founded on fundamental market and credit analyses with a focus on current and sustainable cash flows. Our Manager’s underwriting standards place a particular emphasis on due diligence of the sponsor/borrower. All investment decisions will be made with a view to maintaining our qualification as a REIT and our exemption from registration under the 1940 Act.

OUR FINANCING STRATEGY

We use borrowings as part of our financing strategy. Although we are not required to maintain any particular leverage ratio, including the maximum amount of leverage we may use, we expect that the amount of leverage we incur will be consistent with our intention of keeping our total borrowings within a conservative range, as determined by our Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of our target assets in our investment portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the collateral underlying our target assets. Consistent with our strategy of keeping our total borrowings within a conservative range, initially we expect that our leverage will be in an amount that is approximately 35% of the value of our total assets on a portfolio basis, except in conjunction with financings that may be available to us through government sponsored debt programs, such as the Term Asset-Backed Securities Loan Facility (“TALF”). To the extent that we utilize the financing available under such government sponsored debt programs, we expect to incur significantly more leverage. For example, with respect to the TALF, we expect to finance up to 85% of each of our eligible CMBS assets on a non-recourse basis. In utilizing leverage, we seek to enhance equity returns while limiting interest rate exposure. In addition to our current TALF financings, we expect to access more traditional borrowings such as credit facilities. To the extent market conditions improve and markets stabilize over time, we expect to increase our borrowing levels. In the future, we may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

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

We also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to federal corporate income taxation.

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

To date, the Company has secured eleven TALF loans resulting in aggregate proceeds of $221,226 and also entered into a credit facility with JPMorgan Chase Bank, N.A. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

MARKET OPPORTUNITIES

We believe that the current market environment presents a compelling opportunity to achieve attractive risk adjusted returns in senior performing commercial real estate debt investments. We believe that in each of the next three years, approximately $400 billion of commercial real estate loans are expected to mature and that markets are likely to face a void of several hundred billion dollars over this period that must be filled by new mortgage lenders since the supply of debt from traditional lending sources is anticipated to be less than the volume necessary to refinance maturing real estate loans. Beginning in mid-2007, global financial markets encountered a series of events from the collapse of the sub-prime mortgage market to the ensuing dramatic widening of credit spreads and corresponding broad-scale freezing of corporate lending. These events led to a significant dislocation in capital markets and created a severe shortage of debt capital across markets, a deleveraging of the entire global financial system and a severe decline in the market values of mortgage, real estate-related and other financial assets. As a result of these conditions, many traditional commercial real estate mortgage loan and securities investors have suffered severe losses in their loan and securities portfolios and several major market participants have failed or been impaired, resulting in a severe contraction in market liquidity and a sharp reduction in the availability of credit for real estate-related assets. The resulting illiquidity has negatively affected both the terms and availability of financing for all real estate-related assets, and has generally resulted in real estate-related assets trading at significantly lower prices and higher yields compared to prior periods.

INVESTMENT GUIDELINES

On November 18, 2009, our board of directors approved an amendment to our investment guidelines, in order to broaden the investment opportunities available to us. Rather than limiting our investment in any single asset to no more than 15% of our equity, the amendment to our investment guidelines permits no more than (i) 25% of our cash equity (on a consolidated basis) with respect to multi-asset transactions and (ii) 20% of our cash equity (on a consolidated basis) with respect to single asset transactions, in each case as determined as of the date of such investment, to be invested in any single investment; provided that once we have raised in total at least $400,000 of equity (inclusive of the equity raised in connection with our IPO), no more than 15% of our equity (on a consolidated basis) will be invested in any single investment. The remaining investment guidelines remain the same as adopted in connection with our IPO. Our Manager must recommend and our board of directors must approve any change in our investment strategy that would further modify or expand the types of assets in which we invest.

CORPORATE GOVERNANCE

We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•	Our Board is composed of a majority of independent directors. Our Audit, Nominating and Corporate Governance and Compensation Committees are composed exclusively of independent directors.

•

In order to foster the highest standards of ethics and conduct in all of our business relationships, we have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors and officers. In addition, we have implemented Whistle Blowing Procedures for Accounting and Auditing Matters that set forth procedures by which any officer may raise, on a confidential basis, concerns regarding any questionable or unethical accounting, internal accounting controls or auditing matters with our Audit Committee.

•

We have insider trading policies that prohibit any of our directors or employees, partners, directors and officers of Apollo from buying or selling our common stock on the basis of material nonpublic information.

COMPETITION

Our net income depends, in part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, there are numerous REITs with similar asset acquisition objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. Our competitors may be significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.

EMPLOYEES; STAFFING

We have no employees. We are managed by our Manager pursuant to the management agreement between our Manager and us. All of our officers are employees of our Manager or its affiliates.

AVAILABLE INFORMATION

We maintain a website at www.apolloreit.com. We make available, free of charge, on our website our (a) annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (or collectively, the Company Documents) filed with, or furnished to, the Securities and Exchange Commission (or SEC), as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board. Our Company Documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. We also provide copies of our Corporate Governance

Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Stuart A. Rothstein, Chief Financial Officer, Treasurer, and Secretary, at Apollo Commercial Real Estate Finance, Inc., c/o Apollo Global Management, LLC 9 West 57th Street, 43rd Floor New York, New York 10019.

Item 1A.	Risk Factors.

Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We operate in a competitive market for investment opportunities and future competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.

A number of entities compete with us to make the types of investments that we plan to make. We compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other mortgage REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to, or determine not to, participate in programs established by the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Our ability to generate returns for our stockholders through our investment, finance and operating strategies is subject to then existing market conditions, and we may make significant changes to these strategies in response to changing market conditions.

We have been formed to generate attractive risk-adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by originating, investing in, acquiring, financing and managing a diversified portfolio of our target assets. In the future, to the extent that market conditions stabilize or change and we have sufficient capital to do so, we may, depending on prevailing market conditions, change our investment guidelines in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any of our target assets at any given time.

We are dependent on our Manager and its key personnel for our success and upon their access to Apollo’s investment professionals and partners. We may not find a suitable replacement for our Manager if our management agreement is terminated, or if key personnel leave the employment of our Manager or Apollo or otherwise become unavailable to us.

We do not have any employees and we rely completely on our Manager to provide us with investment and advisory services. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of our Manager. We benefit from the personnel, relationships and experience of our Manager’s executive team and other personnel and investors of Apollo. The executive officers and key personnel of our Manager evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. We also depend, to a significant extent, on our Manager’s access to the investment professionals and partners of Apollo and the information and deal flow generated by the Apollo investment professionals in the course of their investment and portfolio management activities.

The departure of any senior managers of our Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s or Apollo’s executive officers and other investment professionals.

The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business and may result in certain conflicts of interest.

Certain of our officers and directors, and the officers and other personnel of our Manager, also serve or may serve as officers, directors or partners of other Apollo vehicles. Accordingly, the ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business. Although these other Apollo vehicles do not currently focus on our target assets classes as part of their core investment strategies, these vehicles or others that may be organized by Apollo in the future may at times compete with us for some of our target investments. Further, the officers and other personnel of our Manager may be called upon to provide managerial assistance to other Apollo vehicles. These demands on their time may distract them or slow the rate of investment.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

We are generally required to distribute to our stockholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Dividends will be declared and paid at the discretion of our Board and will depend on our REIT taxable earnings, our financial condition, maintenance of our REIT qualification and such other factors as our Board may deem relevant from time to time. We have not established a minimum dividend payment level for our common stock and our ability to pay dividends may be negatively impacted by adverse changes in our operating results.

There are various conflicts of interest in our relationship with Apollo which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Apollo, including our Manager. In the future, we may enter into additional transactions with Apollo. In particular, we may invest in, or acquire, certain of our investments through joint ventures with Apollo or its affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to other Apollo vehicles. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s length transaction.

In addition to the Company, an affiliate of our Manager manages an investment vehicle whose core investment strategy focuses on one of the Company’s target asset classes. To the extent such other Apollo vehicles or such portfolio companies seek to acquire our target assets, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Manager and Apollo have an investment allocation policy in place that is intended to enable us to share equitably with any such other investment vehicles. According to this policy, investments may be allocated by taking into account factors, including but not limited to, investment objectives or strategies, the size of the available investment, cash availability and cash flow expectations, and the tax implications of an investment, among other considerations. The investment allocation policy may be amended by our Manager and Apollo at any time without our consent.

In addition to the fees payable to our Manager under the management agreement, our Manager and its affiliates may benefit from other fees paid to it in respect of our investments. For example, if we seek to securitize our commercial mortgage loans, Apollo and/or our Manager, may act as collateral manager. In any of these or other capacities, Apollo and/or our Manager may receive market based fees for their roles, but only if approved by a majority of our independent directors.

There are no information barriers amongst Apollo and certain of its affiliates. If we were to receive material non-public information about a particular company, or have an interest in investing in a particular company, Apollo or certain of its affiliates may be prevented from investing in such company. Conversely, if Apollo or certain of its affiliates were to receive material non-public information about a particular company, or have an interest in investing in a particular company, we may be prevented in investing in such company.

We have entered into a royalty-free license agreement with Apollo, pursuant to which Apollo has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as our Manager or one of its affiliates remains our manager.

If we do not qualify as a REIT or fail to remain qualified as a REIT, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income.

We intend to elect to qualify as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code). Accordingly, we will not be subjected to income tax to the extent we distribute our REIT taxable income (which is generally ordinary income, computed by excluding the dividends paid deduction, income from prohibited transactions, income from foreclosure property and any net capital income) to stockholders and provided that we comply with certain income, asset and ownership tests applicable to REITs. We believe that we currently meet all of the REIT requirements and, therefore, intend to continue to qualify as a REIT under the provisions of the Code. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve interpretation. For example, as set forth in the REIT tax laws, to qualify as a REIT, annually at least 75% of our gross income must come from, among other sources, interest on obligations secured by mortgages on real property or interests in real property, gain from the disposition of non-dealer real property, including mortgages or interest in real property, dividends, other distributions and gains from the disposition of shares in other REITs, commitment fees received for agreements to make real estate loans and certain temporary investment income. In addition, the composition of our assets must meet certain requirements at the close of each quarter. There can be no assurance that the Internal Revenue Service (or IRS) or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements. Also in order to maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income on an annual basis to our stockholders. Such dividend distribution requirement limits the amount of cash we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of differences in timing between the recognition of taxable income and the actual receipt of cash, we may have to borrow funds on a short-term basis to meet the 90% dividend distribution requirement. Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult or impossible for us to remain qualified as a REIT.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay certain federal, state and local taxes on our income. Any of these taxes will reduce our operating cash flow.

Compliance with securities laws and regulations could be costly.

The SOX Act and the rules and regulations promulgated by the SEC and the New York Stock Exchange affect the scope, complexity and cost of corporate governance, regulatory compliance and reporting, and disclosure practices. We believe that these rules and regulations will continue to make it costly for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain the same coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of management and our Board (particularly with respect to Board members serving on our Audit Committee).

Loss of our 1940 Act exemption would adversely affect us.

We conduct our operations so as not to become regulated as an investment company under the 1940 Act. Because we are a holding company that conducts its businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we may engage through our subsidiaries.

Certain of our subsidiaries, including ACREFI Operating, LLC, qualifies for an exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of our subsidiaries’ portfolios must be comprised of qualifying assets and at least another 25% of each of their portfolios must be comprised of real estate-related assets under the 1940 Act (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans, certain B-Notes and mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters, and other assets that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the 1940 Act. We treat as real estate- related assets CMBS, B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters, debt and equity securities of companies primarily engaged in real estate businesses. In general we also, with regard to our subsidiaries relying on Section 3(c)(5)(C), rely on other guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor the portfolios of our subsidiaries relying on the Section 3(c)(5)(C) exemption periodically and prior to each acquisition, there can be no assurance that such subsidiaries we will be able to maintain this exemption.

We have organized special purpose subsidiaries that rely on Section 3(c)(7) for their 1940 Act exemption to hold certain mezzanine loans and, therefore, our interest in each of these TALF subsidiaries constitutes an “investment security” for purposes of determining whether we pass the 40% test.

We have also organized subsidiaries that have received funding under the TALF program that may seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7. To comply with Rule 3a-7, any such subsidiary will need to comply with the restrictions described below, as well as any future guidance that may be issued by the Division of Investment Management of the SEC on how subsidiaries that borrow from the TALF program must be organized to comply with the restrictions contained in Rule 3a-7.

In general, Rule 3a-7 exempts from the 1940 Act issuers that limit their activities as follows:

•

the issuer issues securities the payment of which depends primarily on the cash flow from “eligible assets,” which are assets that by their terms convert into cash within a finite time period and include many of the types of assets that we acquired and financed through the TALF program;

•

the securities sold are fixed income securities rated investment grade by at least one rating agency (fixed income securities which are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to “qualified institutional buyers” and to persons involved in the organization or operation of the issuer);

•

the issuer acquires and disposes of eligible assets (1) only in accordance with the agreements pursuant to which the securities are issued and (2) so that the acquisition or disposition does not result in a downgrading of the issuer’s fixed income securities and (3) the eligible assets are not acquired or disposed of for the primary purpose of recognizing gains or decreasing losses resulting from market value changes; and

•

unless the issuer is issuing only commercial paper, the issuer appoints an independent trustee, takes reasonable steps to transfer to the trustee an ownership or perfected security interest in the eligible assets, and meets rating agency requirements for commingling of cash flows.

In addition, in certain circumstances, compliance with Rule 3a-7 may also require, among other things, that the indenture governing the subsidiary include additional limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the level of transactions that may occur. In light of the requirements of Rule 3a-7, there is no assurance that our subsidiaries that borrowed under the TALF program will be able to rely on this exemption and our ability to manage assets held in subsidiaries that rely on this exemption will be limited and may restrict our ability to purchase or sell assets owned by that subsidiary when we would otherwise desire to do so, which could lead to losses.

The aggregate value of our interests in our subsidiaries, including those that have borrowed under the TALF program, that rely on Rule 3a-7, will comprise less than 20% of our total assets on an unconsolidated basis.

The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one of more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

Qualification for exemption from registration under the 1940 Act will limit our ability to make certain investments. For example, these restrictions will limit the ability of our subsidiaries to invest directly in CMBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain in assets not related to real estate.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this annual report on Form 10-K.

If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for shares of our common stock.

RISKS RELATED TO OUR FINANCING

Interest rate fluctuations could reduce the income on our investments and increase our financing costs.

Changes in interest rates will affect our operating results as such changes will affect the interest we receive on our floating rate interest bearing investments and the financing cost of our debt, as well as our interest rate swaps that we may utilize for hedging purposes. Changes in interest rates may also affect borrower default rates, which may result in losses for us.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

When we engage in repurchase transactions, we sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same securities back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We could also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. The repurchase agreements we may enter into may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

We have utilized TALF financing in our strategy and such financing may subject us to additional risks.

We have utilized TALF financing, which may subject us to the following additional risks, which could have a material adverse effect on our net income and the cash we have available to fund distributions to our stockholders:

•	Because TALF borrowings are secured facilities, in the case of default, we could lose our investment in the collateral we pledged to secure such facilities.

•	We expect our TALF borrowings to impose restrictions on our ability to transfer assets that secure the facility which could prevent a sale of such assets during optimal periods.

•

All of our TALF loans need to be repaid or refinanced at maturity (anticipated to occur within three to five years after funding). As a result, we will be subject to the risk that, at maturity, alternative financing is either not available or only available on unfavorable terms. In addition, at maturity, we may be compelled to sell assets on terms that may not be favorable to us, or surrender the posted collateral to the Federal Reserve Bank of New York, or the FRBNY, resulting in the loss of all or part of our investment in the collateral.

•

To obtain TALF loans, we must execute a customer agreement with at least one primary dealer which will act on our behalf under the TALF program. Such agreements may make the terms of any TALF borrowings less favorable to us and/or expose us to additional liabilities.

•

Interest payments received from assets that are used as collateral for a TALF loan must be applied to pay interest on the related TALF loan before any interest payments can be distributed to us, and to the extent there are interest payments from the collateral in excess of the required interest payment on the related TALF loan, the amount of such excess interest that will be distributed to us may be limited. We may also be required to use our capital resources and earnings to keep any TALF loans current. As a result, TALF fundings could require us to allocate capital to support repayment of these fundings and away from what may otherwise be more attractive acquisition opportunities.

•

The FRBNY will have full recourse to us for repayment of any TALF loan for breaches of our representations made to our primary dealers in connection with obtaining such loan. As a result, we could be subject to losses from any TALF borrowing in excess of the equity we invest to obtain such borrowing.

•

The terms and conditions of the TALF, including asset and borrower eligibility, could be changed at any time which could impact the market value of any of our assets financed through the TALF and otherwise or our ability to obtain additional TALF financing.

We may enter into hedging transactions that could require us to fund cash payments in certain circumstances.

Subject to maintaining our qualification as a REIT, part of our investment strategy will involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we intend to pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. In addition, we may fail to recalculate, readjust and execute hedges in an efficient manner.

Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

RISKS RELATED TO OUR INVESTMENTS

We cannot assure you that we will be successful in consummating additional investment opportunities we identify which would likely materially affect our business, financial condition, liquidity and results of operations.

Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. We cannot, however, assure you that we will be able to identify additional assets that meet our investment objective, that our Manager’s due diligence processes will uncover all relevant facts regarding such investments, that we will be successful in consummating any investment opportunities we identify or that the investments we make using the net proceeds of this offering and the concurrent private placements will yield attractive risk-adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect our business, financial condition, liquidity and results of operations.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

The illiquidity of our investments in commercial mortgage loans, commercial real estate corporate debt and loans and other real estate-related debt investments other than certain of our investments in CMBS, may make it difficult for us to sell such investments if the need or desire arises. Many of the securities we purchase will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B Notes, mezzanine loans and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, we expect many of our investments will be illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our investments may be concentrated and will be subject to risk of default.

While we intend to diversify our portfolio of investments in the manner described in this prospectus, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders. Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we intend to invest.

Our results of operations will be materially affected by conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets and the economy generally. Beginning in mid-2007, global financial markets encountered a series of events from the collapse of the sub-prime mortgage market to the ensuing dramatic widening of credit spreads and corresponding broad-scale freezing of corporate lending. These events led to a significant dislocation in capital markets and created a severe shortage of debt capital for commercial real estate, a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. As a result of these conditions, many traditional commercial mortgage loan and securities investors have suffered severe losses in their loan and securities portfolios and several major market participants have failed or been impaired, resulting in a severe contraction in market liquidity and in a sharp reduction in the availability of credit for real estate-related assets. The resulting illiquidity has negatively affected both the terms and availability of financing for all real estate-related assets, and has generally resulted in real estate-related assets trading at significantly lower prices and higher yields compared to prior periods. Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our investments. Furthermore, if these conditions persist, institutions from which we may seek financing for our investments may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

The commercial mortgage loans and other commercial real estate-related loans we invest in and the commercial mortgage loans underlying the CMBS we invest in are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with mortgage loans made on the security of one to four family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Our Manager will make certain estimates of losses during its underwriting of commercial mortgage loans. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage or other real estate-related loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial mortgage loan or other real estate-related loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a commercial mortgage loan borrower or other real estate-related loan borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Foreclosure of a commercial mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the CMBS we invest in are subject to all of the risks of the underlying mortgage loans.

Our investments in B Notes and mezzanine loans may be subject to losses. The B Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

As part of our whole loan origination platform, we may retain from whole loans we acquire or originate, subordinate interests referred to as B Notes. B Notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A Note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Similar to our B Note strategy, we may originate or acquire mezzanine loans originated after January 1, 2009, which are loans made to property owners that are secured by pledges of the borrower’s ownership interests, in whole or in part, in entities that directly or indirectly own the real property. The loan to value and last dollar of exposure of the mezzanine loans will not differ greatly from the whole loans we originate or acquire, with the key distinction being that the most senior portion of the loan with the least credit risk is owned by a third party lender. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, mezzanine loans are by their nature structurally subordinated to more senior property level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the property level debt and other senior debt is paid in full. Significant losses related to our B Notes or mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

We will likely not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to each series of the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificateholder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of certificates in such series (except in the case of TALF-financed newly issued CMBS and certain other CMBS, where control over the servicing of the underlying mortgage loans must not be held by investors in a subordinate class of the CMBS once the principal balance of that class is reduced to less than 25% of its initial principal balance as a result of both actual realized losses and “appraisal reduction amounts”). In general, we will target for acquisition “investment grade” CMBS (which are rated Aaa/AAA through Baa3/BBB- by nationally recognized statistical rating organizations) issued on or after September 1, 2009. In addition, we will also seek to acquire CMBS issued prior to January 1, 2009 with an emphasis on tranches that have retained their AAA credit rating. Since we will initially focus on these classes of CMBS, we will likely not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. However, the special servicer is generally not permitted to take actions that are prohibited by law or violate the applicable servicing standard or the terms of the mortgage loan documents.

Our investments in commercial real estate corporate debt and loans and debt securities of commercial real estate operating or finance companies will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

We may invest in commercial real estate corporate debt and loans and debt securities of commercial real estate operating or finance companies, including REITs. These investments will involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities are often non-collateralized and may also be subordinated to its other obligations. We may invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.

These investments will also subject us to the risks inherent with real estate-related investments referred to in this prospectus, including the risks described with respect to commercial properties and similar risks, including:

•	risks of delinquency and foreclosure, and risks of loss in the event thereof;

•	the dependence upon the successful operation of, and net income from, real property;

•	risks generally incident to interests in real property; and

•	risks specific to the type and use of a particular property.

These risks may adversely affect the value of our investments in commercial real estate operating and finance companies and the ability of the issuers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and harm our operations.

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. In addition, our investment model may be adversely affected if the current economic recession continues longer or is deeper than we anticipate. Declining real estate values will likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our manager’s ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to our stockholders.

Our real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of or return from a loan secured by a particular property.

We may own real estate directly in the future upon a default of mortgage or other real estate-related loans. Real estate investments are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to pay dividends to stockholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company uses the offices of the Manager located at 9 West 57th Street, New York, NY 10019, telephone 212-515-3200.

Item 3.	Legal Proceedings.

None.

To date, we have not been required to make any payments to the IRS as a penalty for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “ARI.” On March 10, 2010, the last sales price for our common stock on the New York Stock Exchange was $18.00 per share. The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the year ended December 31, 2009:

	2009
	High	Low
Quarter Ended
September 30	$20.00	$18.30
December 31	$18.57	$17.28

Holders

As of March 10, 2010, we had 18 registered holders of our common stock. The 18 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009 and, as such, anticipate distributing annually at least 90% of our REIT taxable income. Although we may borrow funds to make distributions, cash for such distributions is expected to be largely generated from our results of our operations. Dividends are declared and paid at the discretion of our Board and depend on our cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our Board may deem relevant. We have not established a minimum payout level for our common stock. See Item 1A, “Risk Factors”, and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.

For the period from September 29, 2009 (commencement of operations) to December 31, 2009, the Company was in a net taxable loss position for 2009. As such, the Company was not required to and did not make any distributions for 2009.

On March 17, 2010, the Company announced that its Board of Directors declared a dividend of $0.35 per common share which is payable on April 12, 2010 to common shareholders of record on March 31, 2010.

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index (the “Russell 2000”) and the SNL Finance REIT Index, a peer group index from September 23, 2009 (commencement of trading on the New York Stock Exchange) to December 31, 2009. The graph assumes that $100 was invested on September 23, 2009 in our common shares, the S&P 500 Index, the Russell 2000 and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below:

	Period Ending
Index	09/23/09	09/30/09	10/31/09	11/30/09	12/31/09
Apollo Commercial Real Estate Finance, Inc.	100.00	91.50	89.55	86.40	89.95
Russell 2000	100.00	98.56	91.87	94.75	102.38
S&P 500	100.00	99.69	97.83	103.70	105.71
SNL Finance REIT (1)	100.00	97.15	89.94	95.11	95.47

(1)

As of December 31, 2009, the SNL Finance REIT Index comprised the following companies: American Capital Agency Corp., American Church Mortgage, American Mortgage Acceptance, Annaly Capital Management, Anthracite Capital Inc., Anworth Mortgage Asset Corp., Apollo Commercial Real Estate Finance, Inc., Arbor Realty Trust Inc., ARMOUR Residential REIT Inc., Bimini Capital Management, Inc, BRT Realty Trust, Capital Trust Inc., Capstead Mortgage Corp., Chimera Investment Corp., Cohen & Company Inc., Colony Financial Inc., CreXus Investment Corp., Crystal River Capital Inc, Cypress Sharpridge Investments, Dynex Capital Inc., Eastern Light Capital, Inc, Gramercy Capital Corp., Hatteras Financial Corp., Impac Mortgage Holdings Inc., Invesco Mortgage Capital Inc., iStar Financial Inc., JER Investors Trust Inc., MFA Financial, New York Mortgage Trust Inc., Newcastle Investment Corp., NorthStar Realty Finance Corp., Origen Financial Inc., PennyMac Mortgage Investment, PMC Commercial Trust, RAIT Financial Trust, Realty Finance Corporation, Redwood Trust Inc., Resource Capital Corp., Starwood Property Trust, Inc., TMST, Inc., Two Harbors Investment Corp., Walter Investment Management Corp.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2009, we adopted the 2009 Equity Compensation Plan (or the “2009 Plan”). The 2009 Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of our common stock at the time of the award. At December 31, 2009, 2.5%, or 262,500 shares, had been granted and 5.0%, or 525,000 shares, remained available for future issuance under the 2009 equity incentive plan. (For further discussion of the 2009 Plan, see Note 9 to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)

The following table presents certain information about our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	525,000
Equity compensation plans not approved by stockholders	—	—	—

Total	—	$—	525,000

Recent Sales of Unregistered Securities

On September 23, 2009, the SEC declared effective our IPO registration statement (File No. 333-160533), pursuant to which we registered 10,000,000 shares of our common stock. On September 29, 2009, we consummated our IPO and sold 10,000,000 shares of our common stock to the public at a price of $20.00 per share for an aggregate offering price of $200,000. We received net proceeds from our IPO of approximately $198,000, after deducting offering expenses of approximately $1,850. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by our Manager and $2,000 in underwriting fees was deferred by the underwriters. Our IPO is now complete.

The IPO was underwritten by J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Barclays Capital Inc., acting as the representatives of Wells Fargo Securities, LLC, Raymond James & Associates, Inc., RBC Capital Markets Corporation and Stifel, Nicolaus & Company, Incorporated.

Concurrent with the consummation of our IPO, we completed a private placement in which we sold 500,000 shares of our common stock to Apollo and certain of its affiliates, at a price of $20.00 per share for aggregate proceeds of $10,000. We did not pay any underwriting discounts or commissions in connection with this private placement. In conducting this private placement, we relied upon the exemption from registration provided by Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securities Act of 1933, as amended.

We initially invested the net proceeds of the IPO and the concurrent private placement in a bank deposit account earning daily interest. As of December 31, 2009, we have invested in certain CMBS and mezzanine loan assets. For more information, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Investments” in this annual report on Form 10-K. There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed pursuant to Rule 424(b)(1) on September 24, 2009 with the SEC in connection with our IPO.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this annual report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

We did not repurchase any of our equity securities from September 29, 2009 (commencement of operations) to December 31, 2009.

Item 6.	Selected Financial Data.

The selected financial data set forth below at December 31, 2009 and for the period from September 29, 2009 (commencement of operations) to December 31, 2009 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto included in “Item 8 Financial Statements and Supplementary Data.”

For the period from September 29, 2009 (commencement of operations) to December 31, 2009
(In thousands, except per share data)
Operating Data:
Interest income	$595
Interest expense	$104
Net interest margin	$491
Operating expenses	$2,728
Interest on cash balances	$65
Net loss	$(2,172)
Net loss per share—basic and diluted	$(0.21)

Balance Sheet Data (at period end):
Total assets	$335,137
Total liabilities	$139,840
Total stockholders’ equity	$195,297

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8 of this annual report on Form 10-K.

Overview

We are a commercial real estate finance company that originates, acquires, invests in and manages senior performing commercial mortgage loans, CMBS and other commercial real estate-related debt investments in the U.S. We refer to these asset classes as our target assets.

We are externally managed and advised by ACREFI Management, LLC, an indirect subsidiary of Apollo Global Management, LLC, or together with its subsidiaries, Apollo, a leading global alternative asset manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of $51.8 billion as of September 30, 2009. Our Manager is led by an experienced team of senior real estate professionals who have significant experience in commercial property investing, financing and ownership. Our Manager benefits from the extensive investment, finance and managerial expertise of Apollo’s private equity, credit-oriented capital markets and real estate investment professionals. We believe our relationship with Apollo provides us with significant advantages in sourcing, evaluating, underwriting and managing investments in our target assets.

Our principal business objective is to capitalize on both the current lack of debt capital available for commercial real estate assets and fundamental changes that have occurred in the commercial real estate finance industry to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We completed our IPO, and a related private placement on September 29, 2009, pursuant to which we raised aggregate gross proceeds of approximately $210,000. We are in the process of deploying this capital and building a diversified portfolio of performing commercial real estate mortgage loans and CMBS assets that we expect will provide stable attractive cash flow yields for our stockholders.

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

We are organized as a Maryland corporation and will elect to qualify to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2009. We generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Results of Operations

Investments

CMBS. During 2009, the Company acquired and financed AAA-rated legacy CMBS with a face amount of $151,045. At December 31, 2009, the securities had an adjusted purchase price of approximately $154,688, a weighted average coupon of 5.6%, and a weighted average yield of 4.6%. The securities were financed through the TALF program administered by the Federal Reserve Bank of New York, resulting in six TALF loans aggregating $128,106. The chart below summarizes the CMBS held by the Company at December 31, 2009 and related TALF borrowings.

Description	Original Face Amount	Average Life of CMBS (years) *	TALF Debt	Cost of Funds	TALF Debt Term (years) *
MSC 06-HQ10 A2	$12,300	1.4	$10,455	2.74%	3.0
BSCMS 07-PW16 A2	25,000	2.4	21,250	2.74%	3.0
JPMCC 07-LD11 A2	25,000	2.4	20,968	3.62%	5.0
WBCMT 07-C32 A2	30,105	2.4	25,589	2.74%	3.0
LBUBS 06-C7 A2	33,810	1.9	28,739	2.74%	3.0
WBCMT 07-C33 A2	24,830	2.5	21,105	2.74%	3.0

	$151,045	2.2	$128,106	2.89%

*	At settlement date.

Newly Originated Mezzanine Loans. During 2009, the Company invested a total of $50,000 in a $30,000 senior mezzanine loan and a $20,000 junior mezzanine loan originated as part of a newly originated financing for Inland Western Retail Real Estate Trust. Both the senior and junior mezzanine loans are ten-year fixed rate loans with coupon interest rates of 12.2% and 14.0%, respectively, resulting in a weighted average current coupon to the Company of 12.9%. A geographically diverse portfolio of 55 retail properties collateralizes the financing. Underwritten net operating income results in a loan-to-value (“LTV”) of 68.9% and a debt yield of 12.6% through the senior mezzanine loan and an LTV of 73.6% and a debt yield of 11.8% through the junior mezzanine loan.

At December 31, 2009, the Company had deployed approximately 36% of the capital raised in the Company’s IPO.

Revenue

We earned $595 in relation to our investment activities from September 29, 2009 (commencement of operations) to December 31, 2009, and an additional $65 representing interest earned on cash balances from the net proceeds of our IPO and concurrent private placement invested in a bank deposit account earning daily interest. We incurred interest expense of $104 related to the financing of our investments. As we were only invested in our target assets and levered for a short period, net investment income generated from investments during 2009 is not representative of the net investment income to be generated from a full deployment of capital consistent with the implementation of the Company’s long-term business plan.

Expenses

Management Fee Expense. We recorded a management fee expense for 2009 of approximately $763 payable to our Manager under the Management Agreement. We pay our Manager a quarterly management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement).

General and Administrative Expenses. We recorded general and administrative expenses of approximately $1,965 for the period from September 29, 2009 (commencement of operations) to December 31, 2009, which represents formation costs and other professional fees, insurance, and overhead costs of the Company. Certain general and administrative expenses exceeded the expected run rate for future quarters given the timing of the IPO and our ramp up as a public company.

The management fees, expense reimbursements, formation costs and the relationship between our Manager and us are discussed further in Note 7—Related Party Transactions.

We incurred a net loss of $2,172 for the period from September 29, 2009 (commencement of operations) to December 31, 2009. We are not fully invested in our target assets and are not currently levered in a manner consistent with our long-term business plan. As such, our results for 2009 are not indicative of the results we expect to achieve once we complete the implementation of the Company’s long-term business plan.

Subsequent Events

Investment activity. During January 2010, the Company purchased five additional AAA-rated CMBS with an aggregate face value of $109,615 and an aggregate purchase price of $112,264. The securities were then financed in January 2010 with $93,120 of TALF debt at a weighted average rate of 2.8%.

In January 2010, the Company originated a $32,000 five-year fixed rate first mortgage loan on a well-located downtown Manhattan hotel with a national flag and a publicly traded sponsor. The loan has a loan-to-value of 55% and interest rate of 8.25%.

In February 2010, the Company completed the origination of a $28,000 five-year fixed rate first mortgage secured by a fully occupied office condominium located in a premier Manhattan office building. The loan has a loan-to-value of 54% and interest rate of 8.00%.

During March 2010, the Company utilized the JPM Facility (as defined below) to purchase additional AAA-rate CMBS with an aggregate face value of $101,293. The Company intends to submit these securities for TALF financing in March 2010.

The chart below summarizes the Company’s investment through March 17, 2010:

Description	Original Face Amount	Average Life (years) *	TALF Debt		Cost of Funds	TALF Debt Term (years) *
CMBS Investments:
BSCMS 07-PW16 A2	$45,000	2.4	$38,250		2.8%	3.0
BSCMS 07-PW18 A2	13,493	2.7	—	**	—	—
CD 2007-CD4 A2B	28,000	2.7	23,800		2.8%	3.0
JPMCC 06-LDP8 A2	28,000	2.8	—	**	—	—
JPMCC 07-LD11 A2	25,000	2.4	20,967		3.6%	5.0
JPMCC 07-LD12 A2	34,800	2.3	—	**	—	—
LBUBS 06-C7 A2	33,810	1.9	28,739		2.7%	3.0
LBUBS 07-C6 A2	22,515	2.4	19,086		2.8%	3.0
MSC 06-HQ10 A2	12,300	1.4	10,455		2.7%	3.0
MSC 07-IQ14 A2	39,100	2.3	33,235		2.8%	3.0
WBCMT 07-C33 A2	24,830	2.5	21,105		2.7%	3.0
WBCMT 07-C32 A2	55,105	2.3	25,589		2.7%	3.0

Total CMBS	361,953	2.3	$221,226		2.8%	3.2

First mortgages	60,000	5.0
Mezzanine loans	50,000	10.0

Total	$471,953	3.5

*	At settlement date.
**	To be submitted at next TALF subscription date.

Credit Facility. In January 2010, we entered into a master repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). We may borrow up to $100,000 under the JPMorgan Facility in order to finance the origination and acquisition of senior commercial mortgage loans and legacy CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one-year, with two one-year extensions available at our option. Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. As of March 17, 2010, the Company had borrowings of $88,905 outstanding under the JPMorgan Facility related to AAA-CMBS purchased in March 2010.

Dividends. On March 17, 2010, the Company announced that its Board of Directors declared a dividend of $0.35 per common share which is payable on April 12, 2010 to common shareholders of record on March 31, 2010.

Factors impacting our operating results

We expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the level of the interest income from our target assets, the market value of our assets and the supply of, and demand for, senior performing commercial mortgage loans, CMBS, commercial real estate corporate debt and loans and other real estate-related debt investments in which we invest, and the financing and other costs associated with our business. Our interest income and our borrowing costs are expected to vary as a result of changes in interest rates and the availability of government sponsored financing, each of which could impact the net interest we receive on our commercial mortgage loans and on our CMBS assets. Our operating results may also be impacted by conditions in the financial markets, credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose commercial mortgage loans are held directly by us or are included in our CMBS.

Changes in market interest rates. With respect to our proposed business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our variable rate borrowings to increase; (ii) the value of our commercial mortgage loans, CMBS and commercial real estate corporate debt and loans to decline; (iii) coupons on our variable rate commercial mortgage loans and commercial real estate corporate debt and loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of our investments, prepayments on our commercial mortgage loan, CMBS and commercial real estate corporate debt and loans portfolio to slow, and (v) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with our variable rate borrowings to decrease; (ii) the value of our commercial mortgage loan, CMBS and commercial real estate corporate debt and loans portfolio to increase; (iii) coupons on our variable rate commercial mortgage loans, CMBS and commercial real estate corporate debt and loans to reset, although on a delayed basis, to lower interest rates; (iv) to the extent applicable under the terms of our investments, prepayments on our commercial mortgage loan, CMBS and commercial real estate corporate debt and loan portfolio to increase, and (v) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

Changes in Fair Value of our Assets. It is our business strategy to hold our target assets as long-term investments. As such, we expect that the our CMBS will be carried at their fair value, as available-for-sale securities in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. As a result, we do not expect that changes in the fair value of the assets will normally impact our operating results. However, at least on a quarterly basis, we will assess both our ability and intent to continue to hold such assets as long-term investments. As part of this process, we will monitor our target assets for other-than-temporary impairment. A change in our ability and/or intent to continue to hold any of our investment securities could result in our recognizing an impairment charge or realizing losses upon the sale of such securities.

Credit risk. One of our strategic focuses is acquiring assets which we believe to be of high credit quality. We believe this strategy will generally keep our credit losses and financing costs low. However, we do expect to be subject to varying degrees of credit risk in connection with our target assets. Our Manager will seek to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with Apollo’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. Our Manager will enhance its due diligence and underwriting efforts by accessing Apollo’s extensive knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Size of portfolio. The size of our portfolio of assets, as measured by the aggregate principal balance of our commercial mortgage-related loans and securities and the other assets we own is also a key revenue driver. Generally, as the size of our portfolio grows, the amount of interest income we receive increases. A larger portfolio, however, may result in increased expenses as we may incur additional interest expense to finance the purchase of our assets.

Market conditions. We believe that the current market environment presents a compelling opportunity to achieve attractive risk adjusted returns in senior performing commercial real estate debt investments. Beginning in mid-2007, global financial markets encountered a series of events from the collapse of the sub-prime residential mortgage market to the ensuing dramatic widening of credit spreads and corresponding broad-scale freezing of corporate lending. These events led to a significant dislocation in capital markets and created a severe shortage of debt capital across markets, a deleveraging of the entire global financial system and the severe decline in the market for mortgage, real estate-related and other financial assets. As a result of these conditions, many traditional commercial real estate mortgage loan and securities investors have suffered severe losses in their loan and securities portfolios and several major market participants have failed or been impaired, resulting in a severe contraction in market liquidity and in a sharp reduction in the availability of credit for real estate-related assets and the cost of mortgage financing has increased.

The current illiquidity facing the market can be traced back to the beginning of this decade which found CMBS volume increasing at a rapid pace from 2001 to 2007. During this period, capitalization rates on commercial real estate declined to historic lows and transaction volume peaked at close to $500 billion annually. Since the market downturn began, issuance of CMBS in the U.S. has dropped from $230 billion in 2007 to $3.0 billion in 2009. The resulting illiquidity has negatively affected both the terms and availability of financing for all real estate-related assets and has generally resulted in real estate-related assets trading at significantly lower prices and higher yields compared to prior periods. The recent period has also been characterized by a broad-based downward movement in loans and securities valuations, even though different commercial mortgage pools have exhibited widely different default rates and performance characteristics. The dislocations in the real estate market have already caused, and we believe will continue to cause, a repricing of real estate-related assets. Due to the dramatic repricing of real estate assets since mid-2007 and the continuing uncertainty in the direction of the real estate markets, a void in the debt and equity capital available for investing in real estate has been created as many banks, insurance companies, finance companies and fund managers face insolvency or have determined to reduce or discontinue investment in debt or equity related to real estate.

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

Critical accounting policies and use of estimates

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we believe apply to us based on our expectation of the nature of our initial operations. Our most critical accounting policies involve decisions and assessments that affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable based upon information currently available to us. Our critical accounting policies and accounting estimates will expand over time as we fully implement our strategy. The accounting policies and estimates that we initially consider to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Securities Available-for-Sale

The Company has designated investments in mortgage-backed securities as available-for-sale because the Company may dispose of them prior to maturity and does not hold them principally for the purpose of selling them in the near term. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses on securities that reflect a decline in value that are judged by management to be other than temporary, if any, are charged to earnings. At disposition, the realized net gain or loss will be included in income on a specific identification basis.

The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least quarterly. Securities are considered to be other-than-temporarily impaired when the estimated fair value of a security is less than amortized cost and (1) we intend to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) we do not expect to recover the entire amortized cost basis of the security. The evaluation of a security’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry, and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults and loss severities for similar securities. If an OTTI has occurred, the carrying value of the security will be reduced to fair value, with the credit component of the unrealized losses being charged against earnings as a loss on the consolidated statement of operations. The component of the loss related to factors other than credit will be recognized in other comprehensive income (“OCI”).

Loans held-for-investment

Our loans have been evaluated to determine whether they should be classified as either held-for-sale or held-for-investment. Loans held-for-investment will be stated at the principal amount outstanding, net of deferred loan fees and costs in accordance with GAAP. Loans that we have a plan to sell or liquidate in the near term will be treated as loans held-for-sale and will be held at the lower of cost or fair value.

Loan impairment

For loans classified as held-for-investment, we evaluate the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. Due to the current size of the Company’s loan portfolio, our impairment analysis was done on a specific identification basis at December 31, 2009. The small size of the portfolio and the short period the portfolio has been in existence does not provide us with a basis for estimating probable losses.

Fair value option

Entities are permitted to choose to measure many financial instruments and certain other items at fair value. Changes in fair value, along with transaction costs, would be reported through net income. We do not anticipate that we will elect the fair value option for any qualifying financial assets or liabilities that are not otherwise required to be carried at fair value in our financial statements.

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

Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we will continue to refine our valuation methodologies. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Investment consolidation

For each investment we make, we will evaluate the underlying entity that issued the securities we acquired or to which we make a loan to determine the appropriate accounting. A similar analysis will be performed for each entity with which we enter into an agreement for management, servicing or related services. GAAP addresses certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. In variable interest entities, or VIEs, an entity is subject to consolidation under GAAP if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both. This determination can sometimes involve complex and subjective analyses.

Interest income recognition

We expect that interest income on our commercial mortgage loans, CMBS and commercial real estate corporate debt and loans will be accrued based on the actual coupon rate and the outstanding principal balance of such assets. Premiums and discounts will be amortized or accreted into interest income over the lives of the assets using the effective yield method, as adjusted for actual prepayments for securities rated below AAA, including unrated securities, cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. We will review and, if appropriate, make adjustments to our cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.

For whole loans purchased at a discount, GAAP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. GAAP also requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

Hedging instruments and hedging activities

GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

Income taxes

The Company operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. For the year ended December 31, 2009 the Company does not anticipate to be in a taxable income position and therefore, no provision for Federal income taxes is required.

The Company has elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates.

Recent accounting pronouncements

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. There is no change to the guidance for other entities which will continue to be required to evaluate subsequent events through the date the financial statements are available to be issued, and must disclose such date. This amended guidance became effective upon issuance. As a result of its adoption of the amended guidance, the Company does not disclose the date through which it has evaluated subsequent events.

In June 2009, the FASB issued guidance which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. All guidance contained in the Codification carries equal level of authority. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance for accounting for transfers of financial assets, which amends the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). Consequently, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with the new guidance on consolidations (see below). This new guidance is effective for financial asset transfers occurring after January 1, 2010 and early adoption is prohibited. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities (“VIEs”). The amended guidance will significantly affect the overall consolidation analysis as it modifies the approach for identifying which entities are VIE’s and for determining which party is the primary beneficiary of a VIE. In particular, the amended guidance requires continuous assessment of the reporting entity’s involvement with VIE’s and identifies the primary beneficiary as the party that has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. The amended guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, irrespective of whether they qualify for deferral, as noted below. This amended guidance will be effective as of the beginning of the first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity’s interest in an entity that met all of the following conditions: (a) the entity has all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. The effective date of the deferral guidance coincides with the effective date of the amended consolidation guidance. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued new guidance applicable to disclosures about fair value measurements. This guidance adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and the Level 3 guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Liquidity and capital resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to purchase our target assets, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash currently consist of the net proceeds from our IPO and the concurrent private placement as well as available borrowings under the JPMorgan Facility as described in more detail below. We have also secured borrowings under TALF as described below. In the future we expect our primary sources of cash to consist of payments of principal and interest we receive on our portfolio of assets, cash generated from operations, and unused borrowing capacity under the JPMorgan Facility and our financing sources. Depending on market conditions, such borrowings will include credit facilities and repurchase agreements.

While we generally intend to hold our target assets as long-term investments, certain of our investments may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. We are continuing to negotiate repurchase facilities with several potential lenders.

TALF financing. On December 22, 2009, we secured six TALF loans aggregating $128,106 collateralized by the Company’s CMBS. The TALF loans are not cross-collateralized and are non-recourse, with interest payable monthly, and the principal due after either three or five years. The interest rate payable is fixed on the settlement date at the applicable LIBOR swap rate, based on the respective loan term, plus 100 basis points. The weighted average rate of our loans outstanding at December 31, 2009 was 2.9%. During 2010, the Company secured five additional TALF loans aggregating $93,120 collateralized by CMBS with an aggregate face value of $109,615 that were purchased in January 2010. The weighted average interest rate on the additional borrowings was 2.8%.

Credit Facility. In January 2010, we entered into a master repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). We may borrow up to $100,000 under the JPMorgan Facility in order to finance the origination and acquisition of senior commercial mortgage loans and legacy CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one-year, with two one-year extensions available at our option. Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees.

To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that when the credit markets return to normal conditions, our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

Leverage policies

Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our indebtedness policy at any time. We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. The Company’s current sources of leverage are TALF financings and the JPMorgan Facility. In the future, we may also seek to raise further equity capital, issue debt securities or enter into additional secured financing facilities in order to fund our future investments.

Contractual obligations and commitments

The Company’s contractual obligations as of December 31, 2009 are as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
TALF borrowings	$—	$—	$107,138	$—	$20,968	$—	$128,106

Total	$—	$—	$107,138	$—	$20,968	$—	$128,106

The table above does not does not include amounts due under our management agreement or underwriters agreement as those obligations, discussed below, do not have fixed and determinable payments.

On September 23, 2009, the Company entered into (i) an underwriting agreement with a group of underwriters to sell 10,000,000 shares of the Company’s common stock for $20.00 per share for an aggregate offering price of $200,000, and (ii) the Management Agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

Underwriting Agreement. As part of our IPO, our underwriters did not receive any payment directly from us for the underwriting fee equal to 5% of the gross proceeds raised or $10,000 in total. Our Manager paid the underwriters $8,000 and our underwriters agreed to forego the receipt of $2,000. Per the underwriting agreement and the Management Agreement, we have agreed to pay $8,000 to our Manager and pay $2,000 to the underwriters if during any period of four consecutive calendar quarters during the 16 full calendar quarters after the consummation of the IPO our Core Earnings (as defined in the underwriting agreement) for any such four-quarter period exceeds an 8% performance Hurdle Rate (as defined in the underwriting agreement).

Management Agreement. Pursuant to the Management Agreement, our Manager is entitled to a base management fee calculated and payable quarterly in arrears in an amount equal to 1.50% of our shareholders’ equity (as defined in the Management Agreement), per annum. Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel. We do not reimburse our Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) our Chief Financial Officer based on the percentage of his time spent on our affairs and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are also required to reimburse our Manager for operating expenses related to us incurred by our Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation.

The initial term of the Management Agreement expires on September 29, 2012 (the third anniversary of the closing of our IPO), and is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under our underwriting agreement and Management Agreement are not fixed and determinable.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payables. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully used the net proceeds of the IPO and the concurrent private placement to acquire our target assets, we may fund our quarterly distributions out of such net proceeds.

On March 17, 2010, the Company announced that its Board of Directors declared a dividend of $0.35 per common share which is payable on April 12, 2010 to common shareholders of record on March 31, 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

Market risk

Market value risk. Our available-for-sale securities are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted.

Real estate risk. Commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses.

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

Item 8.	Financial Statements and Supplementary Data.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Apollo Commercial Real Estate Finance, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from September 29, 2009 (commencement of operations) to December 31, 2009. Our audit also includes the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apollo Commercial Real Estate Finance, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the period from September 29, 2009 (commencement of operations) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 17, 2010

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Balance Sheet

(in thousands—except share and per share data)

December 31, 2009
Assets:
Cash and cash equivalents	$129,969
Contractual deposits	90
Securities available-for-sale, at estimated fair value	153,614
Commercial mortgage loans	50,000
Interest receivable	1,210
Other assets	254

Total Assets	$335,137

Liabilities and Stockholders’ Equity
Liabilities:
TALF borrowings	$128,106
Accounts payable and accrued expenses	259
Payable to related party	1,385
Other liabilities	90
Deferred underwriting fee ($8,000 of which is payable to the Manager)	10,000

Total Liabilities	139,840

Commitments and Contingencies (see Note 10)	—

Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 10,762,500 shares issued and outstanding	107
Additional paid-in-capital	198,436
Accumulated deficit	(2,172)
Accumulated other comprehensive loss	(1,074)

Total Stockholders’ Equity	195,297

Total Liabilities and Stockholders’ Equity	$335,137

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Operations

(in thousands—except share and per share data)

For the Period from September 29, 2009 (commencement of operations) to December 31, 2009
Net interest margin:
Interest income from securities	$364
Interest income from loans	231
Interest expense	(104)

Net interest margin	491

Operating expenses:
General and administrative expenses	1,965
Management fees to related party	763

Total operating expenses	2,728

Interest income from cash balances	65

Net loss	$(2,172)

Basic and diluted net loss per share of common stock	$(0.21)

Basic and diluted weighted average common shares outstanding	10,500,000

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands—except share and per share data)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss	Total
	Shares	Par
Balance at September 29, 2009 (commencement of operations)		$—	$1	$—	$—		$1
Proceeds from public offering of common stock	10,000,000	100	199,900	—	—		200,000
Underwriting and offering costs			(11,850)	—	—		(11,850)
Proceeds from private placement of common stock	500,000	5	9,995	—	—		10,000
Grant of restricted stock to independent directors pursuant to Equity Incentive Plan	20,000	*	29	—	—		29
Grant of restricted stock to the Manager and employees of the Manager and its affiliates pursuant to Equity Incentive Plan	242,500	2	361	—	—		363
Net loss for the period from September 29, 2009 (commencement of operations) to December 31, 2009	—	—	—	(2,172)	—	$(2,172)	(2,172)
Change in net unrealized loss on securities available-for-sale	—	—	—	—	(1,074)	(1,074)	(1,074)

Other comprehensive loss						(1,074)

Comprehensive loss						$(3,246)

Balance at December 31, 2009	10,762,500	$107	$198,436	$(2,172)	$(1,074)		$195,297

*	Rounds to zero.

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(in thousands)

For the Period from September 29, 2009 (commencement of operations) to December 31, 2009
Cash flows used in operating activities:
Net loss	$(2,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Premium amortization	59
Amortization of deferred financing costs	2
Restricted stock amortization expense	392
Increase in accrued interest receivable, less purchased interest	(670)
Increase in accounts payable and accrued expenses	259
Increase in payable to related party	748
Increase in other liabilities	90

Net cash used in operating activities	(1,292)

Cash flows used in investing activities:
Purchase of securities available-for-sale	(154,747)
Purchased interest on securities available-for-sale	(234)
Funding of commercial mortgage loans	(50,000)
Purchased interest on commercial mortgage loans	(306)
Change in contractual deposits	(90)

Net cash used in investing activities	(205,377)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	198,787
Proceeds from private placement of common stock (concurrent with initial public offering)	10,000
TALF borrowings	128,106
Deferred financing costs	(256)

Net cash provided by financing activities	336,637

Net increase in cash and cash equivalents	129,968
Cash and cash equivalents, beginning of period	1

Cash and cash equivalents, end of period	$129,969

Supplemental item of non-cash financing activities:
Deferred underwriting fee	$10,000

Offering costs payable	$637

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands—except share and per share data)

Note 1—Organization

Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a real estate investment trust (“REIT”) formed primarily to originate, invest in, acquire and manage senior performing commercial mortgage loans, commercial mortgage-backed securities (“CMBS”), commercial real estate corporate debt and loans and other commercial real estate-related debt investments in the U.S. We refer to these asset classes as our target assets.

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

ARI plans to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2009. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet certain other asset, income, and ownership tests.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant estimates include the fair value of financial instruments, share-based payments and deferred underwriting fees. Actual results could differ from those estimates.

As of December 31, 2009, we are not fully invested in our target assets and we are not currently levered in a manner consistent with our long-term business plan. As such, our results for 2009 are not indicative of the results we expect to achieve once we complete the implementation of the Company’s long-term business plan.

Cash and cash equivalents

The Company considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Our cash and cash equivalents are exposed to concentrations of credit risk. We place our cash and cash equivalents with what we believe to be high credit quality institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Contractual Deposits

At December 31, 2009, the Company had contractual deposits of $90, consisting entirely of a deposit held in connection with a commercial mortgage loan the Company was in the process of originating at year end.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

Classification of investment securities and valuations of financial instruments

Our investments consist primarily of commercial mortgage loans, CMBS and other real estate related assets that are classified as either available-for-sale or held-to-maturity.

Loans held-for-investment

Loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs in accordance with GAAP. Loans that we have a plan to sell or liquidate in the near term will be treated as loans held-for-sale and will be held at the lower of cost or fair value.

Loan impairment

For loans classified as held-for-investment, we evaluate the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. Due to the current size of the Company’s loan portfolio, our impairment analysis was done on a specific identification basis at December 31, 2009. The small size of the portfolio and the short period the portfolio has been in existence does not provide us with a basis for estimating probable losses.

Investments available-for-sale

The Company has designated investments in mortgage-backed securities as available-for-sale because the Company may dispose of them prior to maturity and does not hold them principally for the purpose of selling them in the near term. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses on securities that reflect a decline in value that is judged by management to be other than temporary, if any, are charged to earnings. At disposition, the realized net gain or loss will be included in income on a specific identification basis.

The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least quarterly. Securities are considered to be other-than-temporarily impaired when the estimated fair value of a security is less than amortized cost and (1) we intend to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) we do not expect to recover the entire amortized cost basis of the security. The evaluation of a security’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry, and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults and loss severities for similar securities. If an OTTI has occurred, the carrying value of the security will be reduced to fair value, with the credit component of the unrealized losses being charged against earnings as a loss on the consolidated statement of operations. The component of the loss related to factors other than credit will be recognized in other comprehensive income (“OCI”).

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

Interest income recognition

Interest income on our commercial mortgage loans is accrued based on actual coupon rate and the outstanding principal balance adjusted for accretion of any purchase discounts and the amortization of any purchase premiums. Purchase premiums and purchase discounts are accreted into income using the effective yield method, adjusted for prepayments.

Interest income on our CMBS is accrued using the effective yield method, which includes the accretion of purchase discounts and the amortization of purchase premiums and the stated coupon interest payments. For securities rated below AAA, including unrated securities, actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus future prepayments.

Deferred Financing Costs

Costs incurred in connection with securitized financing are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2009, the Company had approximately $254 of capitalized financing costs, net of amortization included in other assets on the consolidated balance sheet.

Earnings per share

The Company calculates basic earnings per share by dividing net income for the period by the weighted average of common shares outstanding for that period. Diluted earnings per share takes into effect the dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be antidilutive. As of December 31, 2009, there were 262,500 dilutive securities outstanding.

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

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

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

Share-based payments

We account for share-based compensation to our independent directors and to our Manager and to employees of our Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to our independent directors is measured at its estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis. Compensation cost related to restricted common stock issued to our Manager and to employees of our Manager and its affiliates will initially be measured at estimated fair value at the grant date, and remeasured on subsequent dates to the extent the awards are unvested. To amortize compensation expense for the restricted common stock granted to our Manager and to employees of our Manager and its affiliates, we use the graded vesting attribution method.

Income taxes

The Company operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. For 2009, the Company does not anticipate being in a taxable income position and therefore, no provision for Federal income taxes is required.

The Company has elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates.

Underwriting costs

Underwriting costs incurred in connection with our IPO are reflected as a reduction of additional paid-in-capital. See Note 10 – Commitments and Contingencies, for further discussion of the Company’s deferred underwriting fee.

Recent accounting pronouncements

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. In

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. There is no change to the guidance for other entities which will continue to be required to evaluate subsequent events through the date the financial statements are available to be issued, and must disclose such date. This amended guidance became effective upon issuance. As a result of its adoption of the amended guidance, the Company does not disclose the date through which it has evaluated subsequent events.

In June 2009, the FASB issued guidance which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. All guidance contained in the Codification carries equal level of authority. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance for accounting for transfers of financial assets, which amends the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). Consequently, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with the new guidance on consolidations (see below). This new guidance is effective for financial asset transfers occurring after January 1, 2010 and early adoption is prohibited. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities (“VIEs”). The amended guidance will significantly affect the overall consolidation analysis as it modifies the approach for identifying which entities are VIE’s and for determining which party is the primary beneficiary of a VIE. In particular, the amended guidance requires continuous assessment of the reporting entity’s involvement with VIE’s and identifies the primary beneficiary as the party that has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. The amended guidance also enhances the disclosure requirements for a reporting entity’s involvement with VIEs, irrespective of whether they qualify for deferral, as noted below. This amended guidance will be effective as of the beginning of the first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity’s interest in an entity that met all of the following conditions: (a) the entity has all the attributes of an investment company or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on variable interest entities. The effective date of the deferral guidance coincides with the effective date of the amended consolidation guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued new guidance applicable to disclosures about fair value measurements. This guidance adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and the Level 3 guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3—Fair Value Disclosure

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

As markets and products develop and the pricing for certain products becomes more transparent, we will continue to review our valuation methodologies. The methods used by us may produce a fair value calculation that may not be reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

The fair value of the CMBS is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value, and do not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

The following table summarized the valuation of our financial instruments by the above pricing observability levels as of December 31, 2009:

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
AAA-rated CMBS	$—	$153,614	$—	$153,614

Total	$—	$153,614	$—	$153,614

Note 4—Securities Available-for-Sale

During 2009, the Company purchased AAA-rated CMBS with an aggregate face value of $151,045, which are designated as available-for-sale. At December 31, 2009, the CMBS had an adjusted purchase price of $154,688 and an estimated fair value of $153,614. The amortized cost and estimated fair value of the Company’s securities available-for-sale at December 31, 2009 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS	$154,688	$53	$(1,127)	$153,614

Total securities available-for-sale	$154,688	$53	$(1,127)	$153,614

At December 31, 2009, all of the securities in an unrealized loss position have been in an unrealized loss position for less than 30 days. The unrealized losses related to these securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. As such, management does not believe any of the securities are other than temporarily impaired. At December 31, 2009, all of the Company’s securities available-for-sale are pledged to secure its TALF borrowings.

The overall statistics for our CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of December 31, 2009 are as follows:

Credit Ratings *	AAA
Coupon	5.6%
Yield	4.6%
Weighted Average Life	2.2 years

*	Ratings per Fitch, Moody’s or S&P

The rating, vintage, property type, and location of the collateral securing our CMBS investments calculated on a weighted average basis as of December 31, 2009 are as follows:

Vintage	Percentage
2006	29%
2007	71

Total	100%

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

Property Type	Percentage
Office	34%
Retail	27
Multifamily	13
Hotel	12
Other *	14

Total	100%

*	No other individual category comprises more than 10% of the total.

Location	Percentage
South Atlantic	27%
Middle Atlantic	24
Pacific	17
Other *	32

Total	100%

*	No other individual category comprises more than 10% of the total.

Note 5—Commercial Mortgage Loans

Mezzanine loans. In December 2009, the Company invested a total of $50,000 in a $30,000 senior mezzanine loan and a $20,000 junior mezzanine loan originated as part of a newly originated financing for Inland Western Retail Real Estate Trust. Both the senior and junior mezzanine loans are ten-year fixed-rate interest-only loans with coupon interest rates of 12.2% and 14.0%, respectively, resulting in weighted average current coupon to us of 12.9%. A geographically diverse portfolio of 55 retail properties collateralizes the financing. Underwritten net operating income results in a loan-to-value (“LTV”) of 68.9% and a debt yield of 12.6% through the senior mezzanine loan and an LTV of 73.6% and a debt yield of 11.8% through the junior mezzanine loan.

Note 6—Borrowings

On December 22, 2009, the Company secured an aggregate of $128,106 in financing through the Term Asset-Backed Securities Loan Facility (the “TALF”) program that is administered by the Federal Reserve Bank of New York (“FRBNY”). The proceeds of the six TALF loans were used to finance, in separately negotiated transactions, six AAA-rated CMBS, with an aggregate face value of $151,045. The TALF loans not cross-collateralized and are non-recourse, with interest payable monthly, and the principal due after either three or five years. The interest rate payable is fixed on the settlement date at the applicable swap rate, based on the respective loan term, plus 100 basis points. The weighted-average rate for the financings in place at year-end was 2.9%.

At December 31, 2009, the Company’s borrowings had the following remaining maturities:

	Within 30 days	31 to 59 days	60 days to less than 1 year	1 year to 3 years	3 years to 5 years	Over 5 years	Total
TALF borrowings	$—	$—	$—	$107,138	$20,968	$—	$128,106

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

Note 7—Related Party Transactions

Management Agreement

In connection with our IPO in September 2009, we entered into a management agreement (the “Management Agreement”) with our Manager, which describes the services to be provided by our Manager and its compensation for those services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

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

For the period from September 29, 2009 (commencement of operations) to December 31, 2009, the Company incurred approximately $763 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item. As of December 31, 2009, included in accounts payable and accrued expenses on the consolidated balance sheet is approximately $1,385 for amounts owed to the Manager comprised of the following items: (i) $637 for offering expenses paid by the Manager on behalf of the Company and (ii) $748 for base management fees incurred but not yet paid. In addition, the Company has recorded a contingent liability in the amount of $8,000 for underwriting fees paid by the Manager on behalf of the Company (see Note 10 – Commitments and Contingencies).

Note 8—Stockholders’ Equity

Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2009, 10,762,500 shares of common stock were issued and outstanding and there were no shares of preferred stock issued and outstanding.

For purposes of presenting shares issued and outstanding, unvested restricted shares of common stock, of which there are 262,500 at December 31, 2009, are considered issued and outstanding (See Note 9 – Share Based Payments for a further discussion of unvested restricted shares). The unvested restricted shares are entitled to receive dividend payments on a pari passu basis with all other shares of common stock currently issued and outstanding, unvested restricted shares do not have voting rights until such time that the shares vest. As such, for

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

purposes of calculating basic loss per share we have excluded the unvested restricted shares and, since during the quarter ended December 31, 2009 the inclusion of the unvested restricted shares would be anti-dilutive in calculating diluted loss per share such shares have also been excluded from that calculation.

Note 9—Share-Based Payments

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

For the period from September 29, 2009 (commencement of operations) to December 31, 2009, a total of 262,500 shares of restricted common stock with a value of $4,851 on grant date were granted pursuant to our LTIP plan. The following table summarizes the recipients of the aforementioned grant:

Grant Recipient	Number of Shares Granted	Value on Grant Date
Independent directors	20,000	$370
Manager and employees of the Manager and its affiliates	242,500	4,481

Total shares granted and value on grant date	262,500	$4,851

All of the shares granted vest ratably on the first business day of each fiscal quarter, beginning on January 1, 2010, over a period of three years, as follows:

Year	Shares Vesting
2009	—
2010	87,500
2011	87,500
2012	87,500

The Company recognized compensation expense of $392 during 2009 related to restricted stock vesting.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

Note 10—Commitments and Contingencies

Deferred Underwriting Fee. At the closing of our IPO, our underwriters did not receive any payment directly from us for the underwriting fee equal to 5% of the gross proceeds raised in the IPO of common stock or $10,000 in total. Our Manager paid the underwriters $8,000 on our behalf at closing (4% of the gross proceeds raised in our IPO) and our underwriters agreed to defer the receipt of $2,000 (1% of the gross proceeds raised in our IPO). We have agreed to pay $8,000 to our Manager and pay $2,000 to the underwriters if during any period of four consecutive calendar quarters during the 16 full calendar quarters after the consummation of the IPO (as described below) our Core Earnings (as defined below) for any such four-quarter period exceeds an 8% performance Hurdle Rate (as described below).

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

Pursuant to the agreement with our Manager and our underwriters, the aforementioned Hurdle Rate test is considered met if during a period of four consecutive quarters our Core Earnings exceeds the product of (x) the public offering price per share of our common stock ($20 per share) multiplied by the number of shares of common stock sold in the IPO and the current private placement (a total of 10,500,000 shares) and (y) 8%. In addition, if the Management Agreement is terminated and we are required to pay our Manager the termination fee described in Note 7, we would also be required to refund our Manager for its payment of the initial underwriting discount irrespective of whether we have met the Hurdle Rate described above.

The deferred underwriting fee is considered a contingent liability where payment is probable and the amount is estimable, and as such the $10,000 of deferred underwriting fee is recorded as a contingent liability with a corresponding reduction in additional paid in capital.

Note 11—Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2009:

	Carrying Value	Estimated Fair Value
Securities available-for-sale	$153,614	$153,614
Commercial mortgage loans *	50,000	50,000
TALF borrowings *	128,106	128,106

*	Due to the settlement of the Company’s commercial mortgage loans and TALF borrowings late in December 2009, their cost basis approximates estimated fair value at December 31, 2009.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

Note 12—Net Income (Loss) per Share

Net income (loss) per share is computed in accordance with GAAP. Basic income (loss) per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the additional dilutive effect of common stock equivalents.

For the Period From September 29, 2009 (commencement of operations) to December 31, 2009
Numerator:
Numerator for basic earnings per share	$(2,172)

Numerator for diluted earnings per share	$(2,172)

Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	10,500,000

Denominator for diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	10,500,000

Basic net loss per weighted average common share:	(0.21)

Diluted net loss per weighted average common stock and common stock equivalents:	(0.21)

Restricted stock totaling 262,500 shares were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive for 2009.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

Note 13—Summarized Quarterly Results (Unaudited)

	For the Period from September 29, 2009 (commencement of operations) to September 30, 2009	For the three months ended December 31, 2009
Net interest margin:
Interest income from securities	$—	$364
Interest income from loans	—	231
Interest expense	—	(104)

Net interest margin	—	491

Operating expenses:
General and administrative expenses	75	1,890
Management fees	17	746

Total operating expenses	92	2,636

Interest income from cash balances	1	64

Net loss	$(91)	$(2,081)

Basic and diluted net loss per share of common stock	$(0.01)	$(0.20)

Basic and diluted weighted average common shares outstanding	10,500,000	10,500,000

Note 14 – Subsequent Events

Investment Activity. During January 2010, the Company purchased five additional AAA-rated CMBS with an aggregate face value of $109,615 and an aggregate purchase price of $112,264. The securities were then financed in January 2010 with $93,120 of TALF debt at a weighted average rate of 2.8%.

In January 2010, the Company originated a $32,000 five-year fixed rate first mortgage loan on a well-located downtown Manhattan hotel with a national flag and a publicly traded sponsor. The loan has a loan-to-value of 55% and interest rate of 8.25%.

In February 2010, the Company completed the origination of a $28,000 five-year fixed rate first mortgage secured by a fully occupied office condominium located in a premier Manhattan office building. The loan has a loan-to-value of 54% and interest rate of 8.00%.

During March 2010, the Company utilized the JPM Facility (as defined below) to purchase additional AAA-rate CMBS with an aggregate face value of $101,293. The Company intends to submit these securities for TALF financing in March 2010.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in thousands—except share and per share data)

The chart below summarizes the Company’s investment through March 17, 2010:

Description	Original Face Amount	Average Life (years) *	TALF Debt		Cost of Funds	TALF Debt Term (years) *
CMBS Investments:
BSCMS 07-PW16 A2	$45,000	2.4	$38,250		2.8%	3.0
BSCMS 07-PW18 A2	13,493	2.7	—	**	—	—
CD 2007-CD4 A2B	28,000	2.7	23,800		2.8%	3.0
JPMCC 06-LDP8 A2	28,000	2.8	—	**	—	—
JPMCC 07-LD11 A2	25,000	2.4	20,967		3.6%	5.0
JPMCC 07-LD12 A2	34,800	2.3	—	**	—	—
LBUBS 06-C7 A2	33,810	1.9	28,739		2.7%	3.0
LBUBS 07-C6 A2	22,515	2.4	19,086		2.8%	3.0
MSC 06-HQ10 A2	12,300	1.4	10,455		2.7%	3.0
MSC 07-IQ14 A2	39,100	2.3	33,235		2.8%	3.0
WBCMT 07-C33 A2	24,830	2.5	21,105		2.7%	3.0
WBCMT 07-C32 A2	55,105	2.3	25,589		2.7%	3.0

Total CMBS	361,953	2.3	$221,226		2.8%	3.2

First mortgages	60,000	5.0
Mezzanine loans	50,000	10.0

Total	$471,953	3.5

*	At settlement date.
**	To be submitted at next TALF subscription date.

Credit Facility. In January 2010, the Company entered into a $100,000 master repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). We may borrow up to $100,000 under the JPMorgan Facility in order to finance the origination and acquisition of senior commercial real estate loans and legacy CMBS. Amounts borrowed under the JPMorgan Facility will bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one-year, with two one-year extensions available at our option. Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. As of March 17, 2010, the Company had borrowings of $88,905 outstanding under the JPMorgan Facility related to AAA-CMBS purchased in March 2010.

Dividends. On March 17, 2010, the Company announced that its Board of Directors declared a dividend of $0.35 per common share which is payable on April 12, 2010 to common shareholders of record on March 31, 2010.

Schedule IV—Mortgage Loans on Real Estate

December 31, 2009

Property Type	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face amount of loans	Carrying amount of loans
Retail	Various US cities	12.2%	December 2019	Interest only	$30,000	$30,000
Retail	Various US cities	14.0%	December 2019	Interest only	20,000	20,000

Total loans					$50,000	$50,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“1934 Act”)), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its 2009 annual meeting of stockholders to be held on or about May 12, 2010 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2009.

The information regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

Item 11.	Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

Item 14.	Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:

The consolidated financial statements and related schedule of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 35 through 54 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8—“Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2) Financial Statement Schedule:

Schedule IV — Mortgage Loans on Real Estate as of December 31, 2009.

(3) Exhibit Files:

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.1*	Registration Rights Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and the parties named therein, incorporated by reference Exhibit 10.1 of the Registrant’s Form 10-Q for the period ending September 30, 2009.

10.2*	Management Agreement, dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and ACREFI Management, LLC., incorporated by reference Exhibit 10.2 of the Registrant’s Form 10-Q for the period ending September 30, 2009.

10.3*	License Agreement dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and Apollo Global Management, LLC, incorporated by reference Exhibit 10.3 of the Registrant’s Form 10-Q for the period ending September 30, 2009.

10.4*	Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8, as amended (Registration No. 333-162246).

10.5*	Form of Restricted Stock Award Agreement entered into by Apollo Commercial Real Estate Finance, Inc.’s directors, officers, Manager and certain of its personnel, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.6*	Form of Indemnification Agreement entered into by Apollo Commercial Real Estate Finance, Inc.’s directors and officers, incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.7*	Private Placement Purchase Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and Apollo Principal Holdings I, L.P.

10.8*	Private Placement Purchase Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and ACREFI Co-Investors, L.P.

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

Date: March 17, 2010	By:	/S/ JOSEPH F. AZRACK
Joseph F. Azrack President and Chief Executive Officer

Date: March 17, 2010	By:	/S/ STUART A. ROTHSTEIN
Stuart A. Rothstein Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Apollo Commercial Real Estate Finance, Inc.

Date: March 17, 2010	By:	/S/ JOSEPH F. AZRACK
Joseph F. Azrack President, Chief Executive Officer, and Director

Date: March 17, 2010	By:	/S/ HENRY R. SILVERMAN
Henry R. Silverman Chairman

Date: March 17, 2010	By:	/S/ ERIC L. PRESS
Eric L. Press Director

Date: March 17, 2010	By:	/S/ ALICE CONNELL
Alice Connell Director

Date: March 17, 2010	By:	/S/ MARC BEILINSON
Marc Beilinson Director

Date: March 17, 2010	By:	/S/ DOUGLAS D. ABBEY
Douglas D. Abbey Director

Date: March 17, 2010	By:	/S/ MICHAEL E. SALVATI
Michael E. Salvati Director