Form 10-Q
period 2010-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2010-05-13
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of May 13, 2010, there were 10,668,780 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	March 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$5,538	$129,969
Contractual deposits	—	90
Securities available-for-sale, at estimated fair value	373,233	153,614
Commercial mortgage loans	86,000	—
Mezzanine loans	50,000	50,000
Interest receivable	3,110	1,210
Deferred financing costs	2,698	254

Total Assets	$520,579	$335,137

Liabilities and Stockholders’ Equity
Liabilities:
TALF borrowings	$306,449	$128,106
Accounts payable and accrued expenses	2,150	349
Payable to related party	1,141	1,385
Dividends payable	3,766	—
Deferred underwriting fee ($8,000 of which is payable to the Manager)	10,000	10,000

Total Liabilities	323,506	139,840

Commitments and Contingencies (see Note 11)

Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 10,660,416 and 10,762,500 shares issued and outstanding in 2010 and 2009, respectively	107	107
Additional paid-in-capital	198,826	198,436
Accumulated deficit	(4,196)	(2,172)
Accumulated other comprehensive income (loss)	2,336	(1,074)

Total Stockholders’ Equity	197,073	195,297

Total Liabilities and Stockholders’ Equity	$520,579	$335,137

See notes to condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

Three months ended March 31, 2010
Net interest margin:
Interest income from securities	$3,174
Interest income from commercial mortgage loans	798
Interest income from mezzanine loans	1,639
Interest expense	(1,709)

Net interest margin	3,902

Operating expenses:
General and administrative expenses	1,017
Stock-based compensation expense	390
Management fees to related party	726

Total operating expenses	2,133
Interest income from cash balances	6
Realized loss on sale of security	(33)

Net income	$1,742

Basic net income per share of common stock	$0.16

Diluted net income per share of common stock	$0.16

Basic weighted average common shares outstanding	10,762,500
Diluted weighted average common shares outstanding	10,762,500

Dividend declared per share of common stock	$0.35

See notes to condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share and per share data)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
	Shares	Par
Balance at December 31, 2009	10,762,500	$107	$198,436	$(2,172)	$(1,074)		$195,297

Retirement of restricted stock in exchange for RSUs	(102,084)	*	—	—	—		—
Vesting of restricted stock pursuant to Equity Incentive Plan	—	—	390	—	—		390
Net income	—	—	—	1,742	—	$1,742	1,742
Change in net unrealized loss on securities available-for-sale	—	—	—	—	3,410	3,410	3,410

Other comprehensive income						3,410

Comprehensive income						$5,152

Dividends on common stock	—	—	—	(3,766)	—		(3,766)

Balance at March 31, 2010	10,660,416	$107	$198,826	$(4,196)	$2,336		$197,073

*	Rounds to zero.

See notes to condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

Three months ended March 31, 2010
Cash flows provided by operating activities:
Net income	$1,742
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization	662
Amortization of deferred financing costs	209
Restricted stock amortization expense	390
Realized loss on sale of security	33
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(1,571)
Increase in accounts payable and accrued expenses	507
Decrease in payable to related party	(22)

Net cash provided by operating activities	1,950

Cash flows used in investing activities:
Purchase of securities available-for-sale	(229,169)
Purchased interest on securities available-for-sale	(329)
Proceeds from sale of securities available-for-sale	12,188
Funding of commercial mortgage loans	(86,000)
Principal payments received on securities available-for-sale	77
Repayment of contractual deposits	90

Net cash used in investing activities	(303,143)

Cash flows from financing activities:
Payment of offering costs	(222)
Proceeds from TALF borrowings	178,470
Repayments of TALF borrowings	(127)
Proceeds from facility borrowings	88,905
Repayments of facility borrowings	(88,905)
Deferred financing costs	(1,359)

Net cash provided by financing activities	176,762

Net decrease in cash and cash equivalents	(124,431)
Cash and cash equivalents, beginning of period	129,969

Cash and cash equivalents, end of period	$5,538

Supplemental disclosure of cash flow information:
Interest paid	$1,290

Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$3,766

Deferred financing costs, not yet paid	$1,294

Offering costs, not yet paid	$415

See notes to condensed consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

Note 1 – Organization

Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a real estate investment trust (“REIT”) that originates, acquires, invests in and manages performing commercial first mortgage loans, commercial mortgage-backed securities (“CMBS”), mezzanine loans and B-notes and other commercial real estate-related debt investments in the U.S. We refer to these asset classes as our target assets.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include our accounts and those of our consolidated subsidiaries. All significant inter-company amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the three months ended March 31, 2010 are not necessarily indicative of our operating results for the full year.

We currently operate in one business segment.

Recent accounting pronouncements

On January 21, 2010, the Financial Accounting Standards Board (the “FASB”) issued new guidance applicable to disclosures about fair value measurements, adding new requirements for disclosures about transfers into and out of Levels I and II fair value measurements and additional disclosures about the activity within Level III fair value measurements. The retrospective application of this guidance on January 1, 2010 did not have any effect on the Company’s condensed consolidated financial statements.

On June 12, 2009, the FASB issued new guidance applicable to disclosures about fair value measurements which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The adoption of this guidance on January 1, 2010 did not have any impact on the Company’s condensed consolidated financial statements.

Note 3 – Fair Value Disclosure

GAAP establishes a hierarchy of valuation techniques based on observable inputs utilized in measuring financial instruments at fair values. Market based or observable inputs are the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

Level I — Quoted prices in active markets for identical assets or liabilities.

Level II — Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level III — Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

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

The following table summarizes the valuation of our financial instruments by the above pricing observability levels as of March 31, 2010:

	Fair Value as of March 31, 2010
	Level I	Level II	Level III	Total
AAA-rated CMBS	$—	$373,233	$—	$373,233

The following table summarizes the valuation of our financial instruments by the above pricing observability levels as of December 31, 2009:

	Fair Value as of December 31, 2009
	Level I	Level II	Level III	Total
AAA-rated CMBS	$—	$153,614	$—	$153,614

Note 4 – Securities Available-for-Sale

During the three months ended March 31, 2010, the Company purchased AAA-rated legacy CMBS with a face amount of $223,014 and an amortized cost of $229,170. Securities with a face amount of $210,908 were financed through the Term Asset-Backed Securities Loan Facility (the “TALF”) program administered by the Federal Reserve Bank of New York (“FRBNY”). One AAA-rated legacy CMBS with a face amount of $12,106 and an amortized cost of $12,221 was not accepted for the TALF financing and was sold during February 2010, resulting in a realized loss of $33.

At March 31, 2010, the Company had AAA-rated CMBS with an aggregate face value of $361,876, which are designated as available-for-sale. At March 31, 2010, the CMBS had an amortized cost of $370,897 and an estimated fair value of $373,233. The amortized cost and estimated fair value of the Company’s securities available-for-sale at March 31, 2010 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS	$370,897	$2,410	$(74)	$373,233

The amortized cost and estimated fair value of the Company’s securities available-for-sale at December 31, 2009 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS	$154,688	$53	$(1,127)	$153,614

At March 31, 2010, all of the securities in an unrealized loss position have been in an unrealized loss position for less than 30 days. The unrealized losses related to these securities result from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. As such, management does not believe any of the securities are other than temporarily impaired. At March 31, 2010, all of the Company’s securities available-for-sale are pledged to secure its TALF borrowings.

The overall statistics for our CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of March 31, 2010 are as follows:

Credit Ratings *	AAA
Coupon	5.61%
Yield	4.48%
Weighted Average Life	2.1 years

*	Ratings per Fitch, Moody’s or S&P

The vintage, property type, and location of the collateral securing our CMBS investments calculated on a weighted average basis as of March 31, 2010 are as follows:

Vintage	Percentage
2006	20%
2007	80

Total	100%

Property Type	Percentage
Office	30%
Hotel	14
Retail	32
Multifamily	11
Other *	13

Total	100%

*	No other individual category comprises more than 10% of the total.

Location	Percentage
South Atlantic	24%
Pacific	21
Middle Atlantic	20
Other *	35

Total	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans

During the three months ended March 31, 2010, the Company acquired three commercial mortgage loans described below:

Description	Date of Investment	Face Amount	Weighted Average Coupon	Amortization Schedule	Property Size	Loan- to- Value
Hotel - NY, NY	1/29/2010	$32,000	8.25%	30 year	151 rooms	55%
Office Condo (Headquarters) - NY, NY	2/11/2010	28,000	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	3/26/2010	26,000	9.00	25 year	263 rooms	58%

Total		86,000	8.40%

Note 6 – Mezzanine Loans

At March 31, 2010, the Company had a $30,000 senior mezzanine loan and a $20,000 junior mezzanine loan originated as part of a newly originated financing for Inland Western Retail Real Estate Trust. Both the senior and junior mezzanine loans are ten-year, fixed-rate, interest-only loans with coupon interest rates of 12.2% and 14.0%, respectively, resulting in a weighted average current coupon to us of 12.9%. A geographically diverse portfolio of 55 retail properties collateralizes the financing. Underwritten net operating income results in a loan-to-value (“LTV”) of 68.9% and a debt yield of 12.6% through the senior mezzanine loan and an LTV of 73.6% and a debt yield of 11.8% through the junior mezzanine loan.

Note 7 – Borrowings

At March 31, 2010, the Company’s borrowings had a weighted average interest rate of 2.8% and had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
TALF borrowings	$—	$285,491	$20,958	$—	$306,449

TALF Borrowings. During the three months ended March 31, 2010, the Company secured $178,470 of additional financing through the TALF. The proceeds of the nine TALF loans were used to finance, in separately negotiated transactions, nine AAA-rated CMBS, with an aggregate face value of $210,908.

At March 31, 2010, the Company had a total of $306,449 of TALF loans outstanding at a weighted average interest rate of 2.8%. The TALF loans are not cross-collateralized and are non-recourse, with interest payable monthly, and the principal due after either three or five years. The interest rate payable for each loan was fixed on the settlement date at the applicable swap rate, based on the respective loan term, plus 100 basis points.

Credit Facility. In January 2010, the Company entered into a $100,000 master repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). We may borrow up to $100,000 under the JPMorgan Facility in order to finance the origination and acquisition of commercial first mortgage loans and legacy CMBS. Amounts borrowed under the JPMorgan Facility will bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one year, with two one-year extensions available at our option. Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The JPMorgan Facility contains customary terms and conditions for repurchase facilities of this type, including, but not limited to: (1) negative covenants relating to restrictions on our operations which would cease to allow us to qualify as a REIT and (2) financial covenants to be met by us when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), a maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters).

During March 2010, the Company utilized $88,905 of the JPMorgan Facility to purchase AAA-rated CMBS with an aggregate face value of approximately $101,293 and subsequently repaid all of these borrowings with TALF borrowings on March 29, 2010.

Note 8 – Related Party Transactions

Management Agreement

In connection with our initial public offering (“IPO”) in September 2009, we entered into a management agreement (the “Management Agreement”) with ACREFI Management, LLC (our “Manager,”), which describes the services to be provided by our Manager and its compensation for those services. Our Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of our board of directors.

Pursuant to the terms of the Management Agreement, our Manager is paid a base management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The initial term of the Management Agreement expires on September 29, 2012 (the third anniversary of the closing of our IPO), and it is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

For the three months ended March 31, 2010, the Company incurred approximately $726 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of the Company or for certain services provided by our Manager to the Company. Reimbursements for certain expenses paid by our Manager on behalf of the Company totaled $784 for the three months ended March 31, 2010. Expenses incurred by our Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item. At March 31, 2010, included in accounts payable and accrued expenses on the condensed consolidated balance sheet is approximately $1,141 for amounts owed to our Manager comprised of the following items: (i) $415 for offering expenses paid by our Manager on behalf of the Company and (ii) $726 for base management fees incurred but not yet paid. In addition, the Company has recorded a contingent liability in the amount of $8,000 for underwriting fees paid by our Manager on behalf of the Company (see Note 11 – Commitments and Contingencies).

Note 9 – Share-Based Payments

On September 23, 2009, our board of directors approved the Apollo Commercial Real Estate Finance, Inc., 2009 Equity Incentive Plan (the “LTIP”). The LTIP provides for grants of restricted common stock, restricted stock units and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by our compensation committee (the “Compensation Committee”) appointed by our board of directors and all grants under the LTIP must be approved by the Compensation Committee. During 2009, a total of 262,500 shares of restricted common stock were granted pursuant to our LTIP plan.

Effective as of March 23, 2010, the Company entered into restricted stock unit (“RSU”) award agreements with certain personnel of our Manager. Pursuant to these agreements, 102,084 shares of restricted Common Stock issued in connection with the LTIP were retired in exchange for a grant of 102,084 restricted stock units. The RSUs had an estimated fair value of $1,796 at the date of grant and will vest on a quarterly schedule in the same manner as the forfeited shares of restricted common stock with the initial vesting date scheduled for July 1, 2010 and the final vesting date scheduled for September 29, 2012. In addition, the award agreements grant recipients the right to receive, with respect to each RSU, within the first 30 days of the succeeding fiscal year, cash in an amount equal to the cash dividend distributions paid during the fiscal year in the ordinary course of business on a share of our common stock. Following the expiration of the final vesting period, the Company will deliver shares of non-restricted common stock to the personnel.

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2010.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
January 2010	21,871	—	21,871
April 2010	21,877	—	21,877
July 2010	11,668	10,209	21,877
October 2010	11,664	10,207	21,871
January 2011	11,668	10,209	21,877
April 2011	11,668	10,209	21,877
July 2011	11,664	10,207	21,871
October 2011	11,668	10,209	21,877
January 2012	11,668	10,209	21,877
April 2012	11,664	10,207	21,871
July 2012	11,668	10,209	21,877
October 2012	11,668	10,209	21,877

	160,416	102,084	262,500

The Company recognized stock-based compensation expense of $390 during the three months ended March 31, 2010 related to restricted stock vesting.

Note 10 – Stockholders’ Equity

Dividends. On March 17, 2010, our board of directors declared a dividend of $0.35 per share of common stock which was paid on April 12, 2010 to common stockholders of record on March 31, 2010.

Note 11 – Commitments and Contingencies

Deferred Underwriting Fee. At the closing of our IPO, our underwriters did not receive any payment directly from us for the underwriting fee equal to 5% of the gross proceeds raised in the IPO, or $10,000 in total. Our Manager paid the underwriters $8,000 on our behalf at closing (4% of the gross proceeds raised in our IPO) and our underwriters agreed to defer the receipt of $2,000 (1% of the gross proceeds raised in our IPO). We have agreed to pay $8,000 to our Manager and pay $2,000 to the underwriters if during any period of four consecutive calendar quarters during the 16 full calendar quarters after the consummation of the IPO (as described below) our Core Earnings (as defined below) for any such four-quarter period exceeds an 8% performance Hurdle Rate (as described below).

Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) as adjusted, excluding: (i) non-cash equity compensation expense; (ii) depreciation and amortization (to the extent we foreclose on any properties underlying our target assets); (iii) any unrealized gains, losses or other non-cash items, regardless of whether such items are included in other comprehensive income or loss, or in net income; and (iv) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

Pursuant to the agreement with our Manager and our underwriters, the aforementioned Hurdle Rate test is considered met if during a period of four consecutive quarters our Core Earnings exceeds the product of (x) the public offering price per share of our common stock ($20 per share) multiplied by the number of shares of common stock sold in the IPO and the concurrent private placement (a total of 10,500,000 shares) and (y) 8%. In addition, if the Management Agreement is terminated and we are required to pay our Manager the termination fee described in Note 8, we would also be required to refund our Manager for its payment of the initial underwriting discount irrespective of whether we have met the Hurdle Rate described above.

The deferred underwriting fee is considered a contingent liability where payment is probable and the amount is estimable, and as such the $10,000 of deferred underwriting fee is recorded as a contingent liability with a corresponding reduction in additional paid in capital.

Note 12 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2010:

	Carrying Value	Estimated Fair Value
Securities available-for-sale	$373,233	$373,233
Commercial first mortgage loans	86,000	85,591
Mezzanine loans	50,000	49,198
TALF borrowings	306,449	305,775

To determine estimated fair values for our commercial first mortgage loans, mezzanine loans and TALF borrowings, market rates of interest are used to discount contractual cash flows. Credit assumptions reflect our original underwriting as all of the assets have been originated since December 2009. The estimated fair values are not necessarily indicative of the amount we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

Note 13 – Net Income (Loss) per Share

GAAP requires use of the “two-class” method of computing earnings per share for all periods presented. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. Unvested RSUs that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic and diluted computations. Calculations of EPS under the two-class method exclude any dividends declared for each class of common stock and participating security. Our unvested RSUs participate in dividends on an equal basis with common stock; therefore, there is no difference in earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per share of common stock.

Three months ended March 31, 2010
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$1,742

Denominator:
Weighted average common shares outstanding	10,752,292
Weighted average participating securities	10,208

Denominator for basic and diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	10,762,500

Basic net income per weighted average common stock	$0.16

Diluted net income per weighted average common stock and common stock equivalents	$0.16

Note 14 – Subsequent Events

On April 1, 2010, as part of their annual compensation, each of the Company’s independent directors was granted 2,091 shares of restricted stock under the Company’s LTIP. The shares will vest ratably over twelve quarters with the initial vesting date scheduled for July 1, 2010 and the final vesting date scheduled for April 1, 2013.

On May 3, 2010, the Company filed with the SEC a Registration Statement on Form S-11 for shares of our common stock to be sold in a potential follow-on primary public offering.

On May 12, 2010, the Company’s board of directors declared a dividend of $0.35 per share of common stock which is payable on July 12, 2010 to common stockholders of record on June 30, 2010.

On May 13, 2010, the Company invested $9,000 in a mezzanine loan originated as part of a $42,000 10-year financing package collateralized by a Class A office building in Troy, Michigan. The financing package is comprised of a $33,000 first mortgage loan and the Company’s $9,000 mezzanine loan. The mezzanine loan has a 10-year term, a fixed interest rate of 13.0%, an appraised loan-to-value of approximately 70% and will amortize on a 25-year schedule.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

Certain statements contained herein and in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our target assets; market trends in our industry; the amount of commercial mortgage loans requiring refinancing over the 2011 to 2014 period; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; changes in the prepayment rates on the mortgage loans securing our CMBS; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the 1940 Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.

The forward-looking statements, and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

We are a commercial real estate finance company that originates, acquires, invests in and manages performing commercial first mortgage loans, CMBS, mezzanine loans and B-notes and other commercial real estate-related debt investments in the U.S. We refer to these asset classes as our target assets.

We are externally managed and advised by ACREFI Management, LLC (our “Manager”), an indirect subsidiary of Apollo Global Management, LLC, or together with its subsidiaries, Apollo, a leading global alternative asset manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of $53.6 billion as of December 31, 2009. Our Manager is led by an experienced team of senior real estate professionals who have significant experience in commercial property investing, financing and ownership. Our Manager benefits from the extensive investment, finance and managerial expertise of Apollo’s private equity, credit-oriented capital markets and real estate investment professionals. We believe our relationship with Apollo provides us with significant advantages in sourcing, evaluating, underwriting and managing investments in our target assets.

Market conditions

We believe that the current market environment presents a compelling opportunity to achieve attractive risk adjusted returns in senior performing commercial real estate debt investments. Beginning in mid-2007, global financial markets encountered a series of events from the collapse of the sub-prime mortgage market to the ensuing dramatic widening of credit spreads and corresponding broad-scale freezing of corporate lending. These events led to a significant dislocation in capital markets and created a severe shortage of debt capital across markets, a deleveraging of the entire global financial system and a severe decline in the market values of mortgage, real estate-related and other financial assets. As a result of these conditions, many traditional commercial real estate mortgage loan and securities investors withdrew from the market or significantly curtailed their lending activities, resulting in a severe contraction in market liquidity and a sharp reduction in the availability of credit for real estate-related assets. The resulting illiquidity has negatively affected both the terms and the availability of financing for all real estate-related assets, and has generally resulted in real estate-related assets trading at significantly lower prices and higher yields compared to prior periods.

We estimate that from 2010 to 2014, approximately $1.5 trillion of commercial real estate loans are scheduled to mature and that markets are likely to face a void of several hundred billion dollars over this period that must be filled by new mortgage lenders since the supply of debt from traditional lending sources is anticipated to be less than the volume necessary to refinance maturing real estate loans. In the fourth quarter of 2009, although commercial and multifamily mortgage loan originations were 12% higher than during the fourth quarter of 2008, such originations remained 78% lower than in the fourth quarter of 2007.

During 2009, the demand for new capital to refinance maturing commercial mortgage debt was tapered by the volume of short term (two-years or less) extensions that were granted by lenders across the commercial mortgage loan industry. For example, the number of fixed-rate conduit loans for which the trustee published an extension of the maturity date was 126 in 2009, compared to six in 2008 and two in 2007. In addition, in 2009, the Internal Revenue Service and the Department of the Treasury issued guidance which provided loan servicers with increased flexibility in relation to their ability to modify commercial mortgage loans held by Real Estate Mortgage Investment Conduits, or REMICs, opening the door to previously unavailable loan restructurings. Despite this trend, we were able to deploy substantially all of the IPO proceeds in our target asset classes and we believe that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased demand for new capital to replace maturing loans and opportunities for us to originate first mortgage loans in the market.

We also believe that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the CMBS market. The volume of issuances of newly created CMBS dropped from $230 billion in 2007 to $5 billion in 2009 and was recorded at $2.3 billion for the first quarter of 2010. This decline has had a concomitant impact on the supply of capital for new commercial mortgage lending since the net proceeds from newly created CMBS issuances are applied to purchase commercial mortgage loans from loan originators. We believe that lower levels of CMBS issuances will enhance our first mortgage origination business and will provide us with opportunities to originate mezzanine loans with respect to those parts of the financing capital structure which are unsuitable to be sold as part of CMBS.

Critical Accounting Policies

A summary of our accounting policies is set forth in our annual report on Form 10-K for the year ended December 31, 2009 under Note 2 – Summary of Significant Accounting Policies. There have been no significant changes to these policies during 2010.

Recent accounting pronouncements

On January 21, 2010, the FASB issued new guidance applicable to disclosures about fair value measurements, adding new requirements for disclosures about transfers into and out of Levels I and II fair value measurements and additional disclosures about the activity within Level III fair value measurements. The retrospective application of this guidance on January 1, 2010 did not have any effect on our condensed consolidated financial statements.

On June 12, 2009, the FASB issued new guidance applicable to disclosures about fair value measurements which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The adoption of this guidance on January 1, 2010 did not have any impact on our condensed consolidated financial statements.

Financial Condition and Results of Operations

Investments

The following table sets forth certain information regarding the Company’s investments at March 31, 2010:

Description	Original Face Amount	Carrying Value	Remaining Average Life (years)	TALF Debt	Cost of Funds	Remaining TALF Debt Term (years)
CMBS Investments:
BSCMS 07-PW16 A2	$45,000	$46,600	2.1	$38,221	2.8%	2.8
BSCMS 2007-PW18 A2	13,493	13,917	2.6	11,469	2.7	3.0
CD 2007-CD4 A2B	28,000	28,470	2.4	23,779	2.8	2.8
JPMCC 2006-LDP8 A2	28,000	28,829	2.6	23,800	2.7	3.0
JPMCC 07-LD11 A2	25,000	25,781	2.1	20,958	3.6	4.7
JPMCC 2007-LD12 A2	34,800	36,075	2.1	29,580	2.7	3.0
LBUBS 06-C7 A2	33,810	34,745	1.5	28,738	2.7	2.7
LBUBS 07-C6 A2	22,438	23,277	2.1	19,080	2.8	2.8
MSC 06-HQ10 A2	12,300	12,576	1.1	10,455	2.7	2.7
MSC 07-IQ14 A2	39,100	40,342	2.0	33,192	2.8	2.8
WBCMT 07-C33 A2	24,830	25,774	2.1	21,096	2.7	2.7
WBCMT 07-C32 A2	55,105	56,847	2.1	46,081	2.7	2.9

Total CMBS	361,876	373,233	2.1	$306,449	2.8%	3.0

First mortgages
Hotel - NY, NY	32,000	32,000	4.9
Office Condo (Headquarters) – NY, NY	28,000	28,000	4.8
Hotel - Silver Spring, MD	26,000	26,000	5.0

Total first mortgages	86,000	86,000	4.9

Mezzanine loans
Retail portfolio (Senior) - Various	30,000	30,000	9.7
Retail portfolio (Junior) - Various	20,000	20,000	9.7

Total mezzanine loans	50,000	50,000	9.7

Total	$497,876	$509,233	3.3

Investment Activity

CMBS. During the three months ended March 31, 2010, we purchased AAA-rated legacy CMBS with a face amount of $223,014 and an amortized cost of $229,170. Securities with a face amount of $210,908 were financed through the TALF program administered by the Federal Reserve Bank of New York, resulting in nine TALF loans aggregating $178,470. During the three months ended March 31, 2010, one AAA-rated legacy CMBS with an amortized cost of $12,221 was not accepted for the TALF financing and was sold during March 2010, resulting in a realized loss of $33.

Commercial mortgage loans. In January 2010, we originated a $32,000 five-year fixed rate first mortgage loan secured by a well-located, 151 room Hilton Garden Inn hotel in downtown Manhattan hotel. The loan has a loan-to-value (“LTV”) of 55%, an interest rate of 8.25% and a 30-year amortization schedule.

In February 2010, we completed the origination of a $28,000 five-year fixed rate first mortgage loan secured by a fully occupied 73,419 square feet office condominium located in a premier Manhattan office building. The loan has an LTV of 54%, an interest rate of 8.00% and a 30-year amortization schedule.

In March 2010, we completed the origination of a $26,000 five-year fixed rate first mortgage loan secured by a well-located, full-service, 263 room Hilton hotel in the greater Washington D.C. area. The loan has an LTV of 58%, an interest rate of 9.00% and a 25-year amortization schedule.

Revenue

At March 31, 2010, we had deployed approximately 96% of the capital raised in our IPO and borrowed approximately $306,575 in 16 separate loans under the TALF program, resulting in the following portfolio as of March 31, 2010:

Asset type	Equity Invested	Current Return on Equity	Face Amount	Amortized Cost	Weighted Average Yield	Interest income for the three months ended March 31, 2010
CMBS	$66,784	18.5%	$361,876	$370,897	4.5%	$3,174
Commercial mortgage loans	86,000	8.4%	86,000	86,000	8.4%	798
Mezzanine loans	50,000	12.9%	50,000	50,000	12.9%	1,639

The 16 TALF loans carry a weighted average interest rate of 2.8%. The interest rate for each loan was fixed on the settlement date at the applicable LIBOR swap rate, based on the respective loan term, plus 100 basis points.

Expenses

Management Fee Expense. We recorded a management fee expense for the three months ended March 31, 2010 of approximately $726 payable to our Manager under the Management Agreement. We pay our Manager a quarterly management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement).

General and Administrative Expenses. We recorded general and administrative expenses of approximately $1,017 for the three months ended March 31, 2010, which represent professional fees, insurance, and overhead costs of the Company. We also incurred stock-based compensation expense of $390 related to restricted stock vesting.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 8 - Related Party Transactions.

Dividends.

On March 17, 2010, our board of directors declared a dividend of $0.35 per share of common stock, which was paid on April 12, 2010 to common stockholders of record on March 31, 2010.

Subsequent Events

On April 1, 2010, as part of their annual compensation, each of the Company’s independent directors was granted 2,091 shares of restricted stock under the Company’s LTIP. The shares will vest ratably over twelve quarters with the initial vesting date scheduled for July 1, 2010 and the final vesting date scheduled for April 1, 2013.

On May 3, 2010, we filed with the SEC a Registration Statement on Form S-11 to register for shares of common stock to be sold in a potential follow-on primary public offering.

On May 12, 2010, our board of directors declared a dividend of $0.35 per share of common stock which is payable on July 12, 2010 to common stockholders of record on June 30, 2010.

On May 13, 2010, we invested $9,000 in a mezzanine loan originated as part of a $42,000 10-year financing package collateralized by a Class A office building in Troy, Michigan. The financing package is comprised of a $33,000 first mortgage loan and our $9,000 mezzanine loan. The mezzanine loan has a 10-year term, a fixed interest rate of 13.0%, an appraised loan-to-value of approximately 70% and will amortize on a 25-year schedule.

Liquidity and capital resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash currently consist of the cash available at March 31, 2010, principal and interest we receive on our portfolio of assets, as well as available borrowings under the JPMorgan Facility as described in more detail below. We have also secured borrowings under TALF as described above. We expect our primary sources of cash to consist of payments of principal and interest we receive on our portfolio of assets, cash generated from operations, borrowing capacity under the JPMorgan Facility and other financing sources. Depending on market conditions, such borrowings may include additional repurchase agreements as well as more traditional borrowings such as credit facilities. To the extent market conditions improve and markets stabilize over time, we expect to increase our borrowing levels. In the future, we may seek to raise further equity capital or issue debt securities in order to fund our future investments.

While we generally intend to hold our target assets as long-term investments, certain of our investments may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.

In January 2010, we entered into a $100,000 master repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). We may borrow up to $100,000 under the JPMorgan Facility in order to finance the origination and acquisition of commercial first mortgage loans and legacy CMBS. Amounts borrowed under the JPMorgan Facility will bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one-year, with two one-year extensions available at our option. Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The JPMorgan Facility contains customary terms and conditions for repurchase facilities of this type, including, but not limited to: (1) negative covenants relating to restrictions on our operations which would cease to allow us to qualify as a REIT and (2) financial covenants to be met by us when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), a maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters).

Leverage policies

We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Consistent with our strategy of keeping our total borrowings within a conservative range, we expect that our leverage will be in an amount that is approximately 35% of the value of our total assets on a portfolio basis, except in conjunction with financings that may be available to us through government sponsored debt programs, such as the TALF program. To the extent that we continue to utilize the financing available under such government sponsored debt programs, we expect to incur significantly more leverage. In addition to our current TALF financings and the master repurchase agreement, in the future we expect to access additional repurchase agreements as well as more traditional borrowings such as credit facilities. In the future, in addition to this offering, we may seek to raise further equity capital or issue debt securities in order to fund our future investments. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our indebtedness policy at any time.

Contractual obligations and commitments

Our contractual obligations as of March 31, 2010 are as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
TALF borrowings	$—	$285,491	$20,958	$—	$306,449

The table above does not include amounts due under our Management Agreement or underwriters agreement as those obligations, discussed below, do not have fixed and determinable payments.

On September 23, 2009, the Company entered into (i) an underwriting agreement with a group of underwriters to sell 10,000,000 shares of the Company’s common stock for $20.00 per share for an aggregate offering price of $200,000, and (ii) the Management Agreement with our Manager pursuant to which our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

Underwriting Agreement. As part of our IPO, our underwriters did not receive any payment directly from us for the underwriting fee equal to 5% of the gross proceeds raised or $10,000 in total. Our Manager paid the underwriters $8,000 and our underwriters agreed to forego the receipt of $2,000. Per the underwriting agreement and the Management Agreement, we have agreed to pay $8,000 to our Manager and pay $2,000 to the underwriters if during any period of four consecutive calendar quarters during the 16 full calendar quarters after the consummation of the IPO our Core Earnings for any such four-quarter period exceeds an 8% performance Hurdle Rate.

Core Earnings is a non-GAAP measure and is defined at GAAP net income (loss) as adjusted, excluding (i) non-cash equity compensation expense; (ii) depreciation and amortization (to the extent we foreclose on any properties underlying our target assets); (iii) any unrealized gains, losses or other non-cash items, regardless of whether such items are included in other comprehensive income or loss, or in net income; and (iv) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of our independent directors.

Pursuant to the agreement of our Manger and our underwriters, the aforementioned Hurdle Rate test is considered met if during a period of four consecutive quarters our Core Earnings exceed the product of (x) the public offering price per share or our common stock ($20 per share) multiplied by the number of shares of common stock sold in the IPO and the concurrent private placement (a total of $10,500,000 shares) and (y) 8%. In addition, if the Management Agreement is terminated and we are required to pay our Manger the termination fee described in the Management Agreement, we would also be required to refund our Manager for its payment of the initial underwriting discount irrespective of whether we have met the Hurdle Rate described above.

Management Agreement. Pursuant to the Management Agreement, our Manager is entitled to a base management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel. We do not reimburse our Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) our Chief Financial Officer based on the percentage of his time spent on our affairs and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are also required to reimburse our Manager for operating expenses related to us incurred by our Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation.

The initial term of the Management Agreement expires on September 29, 2012 (the third anniversary of the closing of our IPO), and is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under our underwriting agreement and Management Agreement are not fixed and determinable.

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

Dividends

On March 17, 2010, our board of directors declared a dividend of $0.35 per share of common stock which was paid on April 12, 2010 to common stockholders of record on March 31, 2010. On May 12, 2010, our board of directors declared a dividend of $0.35 per share of common stock which is payable on July 12, 2010 to common stockholders of record on June 30, 2010.

We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We generally intend over time to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2010, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the period ended March 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2010, we have no legal proceedings.

ITEM 1A.	Risk Factors

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Company’s risk factors during the three months ended March 31, 2010.

ITEM 2(a).	Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2009, we consummated our IPO and sold 10,000,000 shares of our common stock to the public at a price of $20.00 per share for gross proceeds of $200,000. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by our Manager and $2,000 in underwriting fees was deferred by the underwriters. See Note 11 – Commitments and Contingencies to Condensed Consolidated Financial Statements for a further discussion. Our IPO is now complete.

The IPO was underwritten by J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Barclays Capital Inc., acting as the representatives of Wells Fargo Securities, LLC, Raymond James & Associates, Inc., RBC Capital Markets Corporation and Stifel, Nicolaus & Company, Incorporated.

Concurrent with the consummation of our IPO, we completed the concurrent private placement in which we sold 500,000 shares of our common stock to Apollo and certain of its affiliates, including our officers, at a price of $20.00 per share for aggregate proceeds of $10,000. We did not pay any underwriting discounts or commissions in connection with this private placement. In conducting this private placement, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Through March 31, 2010, we had deployed substantially all of the proceeds from our IPO and concurrent private placement and borrowed approximately $306,575 under the TALF program, resulting in a portfolio comprised of $86,000 of commercial mortgage loans, $371,698 of CMBS and $50,000 of mezzanine loans. There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed pursuant to Rule 424(b)(1) on September 24, 2009 with the SEC in connection with our IPO.

ITEM 2(c).	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
March 2010	102,084	(1)	0	(1)
Total	102,084		0

(1)

Effective as of March 23, 2010, we entered into restricted stock unit award agreements with Joseph F. Azrack, our President and Chief Executive Officer, Stuart A. Rothstein, our Chief Financial Officer, Treasurer and Secretary, and certain personnel of our Manager. Pursuant to these agreements, Mr. Azrack forfeited 31,250 restricted shares of common stock and received, in exchange, a grant of 31,250 restricted stock units pursuant to our 2009 Equity Incentive Plan and Mr. Rothstein forfeited 16,667 restricted shares of common stock and received, in exchange, a grant of 16,667 restricted stock units pursuant to our 2009 Equity Incentive Plan. Including award agreements entered into by personnel of our Manager, an aggregate of 102,084 restricted shares of our common stock were forfeited in exchange for an equivalent number of restricted stock units. The restricted stock units granted by the award agreements to our Chief Executive Officer, our Chief Financial Officer and certain personnel of our Manager will vest on a quarterly schedule in the same manner as the forfeited shares of restricted common stock with the initial vesting date scheduled for July 1, 2010 and the final vesting date scheduled for September 29, 2012. In addition, the award agreements grant recipients the right to receive, with respect to each restricted stock unit, within the first 30 days of the succeeding fiscal year, cash in an amount equal to the cash dividend distributions paid during the fiscal year in the ordinary course on a share of our common stock. Following the expiration of the final vesting period, we will deliver shares of non-restricted common stock to our Chief Executive Officer, our Chief Financial Officer and the applicable personnel of our Manager.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

While we have not, to date, raised any funds through the use of placement agents (other than through the ordinary course engagement of underwriters in connection with our IPO), affiliates of our Manager sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and regulatory agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of our Manager have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. The California Public Employees’ Retirement System (“CalPERS”), one of Apollo’s strategic investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’ purchase of securities in various funds managed by affiliates of our Manager and another asset manager. None of us, our Manager or any other Apollo entity is a party to the civil lawsuit, nor does the lawsuit allege any misconduct on the part of any Apollo entity. Apollo has informed us that it believes that it has handled its use of placement agents in an appropriate manner and that it is cooperating with such investigations and other reviews.

ITEM 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

May 13, 2010
	By:	/s/ Joseph F. Azrack
Joseph F. Azrack
President and Chief Executive Officer

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference