Form 10-Q
period 2010-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2010-08-12
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of August 11, 2010, there were 10,651,905 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$14,291	$129,969
Contractual deposits	—	90
Securities available-for-sale, at estimated fair value	374,006	153,614
Commercial mortgage loans	85,916	—
Mezzanine loans	59,000	50,000
Interest receivable	3,457	1,210
Deferred financing costs	2,735	254
Other assets	38	—

Total Assets	$539,443	$335,137

Liabilities and Stockholders’ Equity
Liabilities:
TALF borrowings	$305,658	$128,106
Credit facility borrowings	18,089	—
Accounts payable and accrued expenses	2,550	349
Payable to related party	733	1,385
Dividends payable	3,806	—
Deferred underwriting fee ($8,000 of which is payable to the Manager)	10,000	10,000

Total Liabilities	340,836	139,840

Commitments and Contingencies (see Note 11)

Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 10,668,780 and 10,762,500 shares issued and outstanding in 2010 and 2009, respectively	107	107
Additional paid-in-capital	199,168	198,436
Accumulated deficit	(5,032)	(2,172)
Accumulated other comprehensive income (loss)	4,364	(1,074)

Total Stockholders’ Equity	198,607	195,297

Total Liabilities and Stockholders’ Equity	$539,443	$335,137

See notes to condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three months ended June 30, 2010	Six months ended June 30, 2010
Net interest margin:
Interest income from securities	$4,114	$7,288
Interest income from commercial mortgage loans	1,801	2,600
Interest income from mezzanine loans	1,795	3,433
Interest expense	(2,654)	(4,362)

Net interest margin	5,056	8,959

Operating expenses:
General and administrative expenses	1,021	2,038
Stock-based compensation expense	369	759
Management fees to related party	733	1,460

Total operating expenses	2,123	4,257
Interest income from cash balances	2	8
Realized loss on sale of security	—	(33)

Net income	$2,935	$4,677

Basic net income per share of common stock	$0.28	$0.44

Diluted net income per share of common stock	$0.27	$0.43

Basic weighted average common shares outstanding	10,668,780	10,710,305
Diluted weighted average common shares outstanding	10,770,864	10,766,705

Dividend declared per share of common stock	$0.35	$0.70

See notes to condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share share data)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Comprehensive	Total
	Shares	Par	Capital	Deficit	Income (Loss)	Income
Balance at December 31, 2009	10,762,500	$107	$198,436	$(2,172)	$(1,074)		$195,297
Retirement of restricted stock in exchange for RSUs	(102,084)	*	—	—	—		—
Vesting of restricted stock pursuant to Equity Incentive Plan	—	—	759	—	—		759
Issuance of restricted stock	8,364
Issuance costs			(27)				(27)
Net income	—	—	—	4,677	—	$4,677	$4,677
Change in net unrealized loss on securities available-for-sale (Other comprehensive income)	—	—	—	—	5,438	5,438	5,438

Comprehensive income						$10,115

Dividends on common stock	—	—	—	(7,537)	—		(7,537)

Balance at June 30, 2010	10,668,780	$107	$199,168	$(5,032)	$4,364		$198,607

*	Rounds to zero.

See notes to condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

Six months ended June 30, 2010
Cash flows provided by operating activities:
Net income	$4,677
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization	1,663
Amortization of deferred financing costs	499
Restricted stock amortization expense	759
Realized loss on sale of security	33
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(1,980)
Increase in other assets	(38)
Increase in accounts payable and accrued expenses	879
Decrease in payable to related party	(13)

Net cash provided by operating activities	6,479

Cash flows used in investing activities:
Purchase of securities available-for-sale	(229,169)
Purchased interest on securities available-for-sale	(329)
Proceeds from sale of securities available-for-sale	12,188
Funding of commercial mortgage loans	(86,000)
Funding of mezzanine loans	(9,000)
Prepaid interest on mezzanine loans	61
Principal payments received on securities available-for-sale	332
Principal payments received on commercial mortgage loans	84
Repayment of contractual deposits	90

Net cash used in investing activities	(311,743)

Cash flows from financing activities:
Payment of offering costs	(666)
Proceeds from TALF borrowings	178,470
Repayments of TALF borrowings	(918)
Proceeds from credit facility borrowings	106,993
Repayments of credit facility borrowings	(88,904)
Deferred financing costs	(1,658)
Dividends on common stock	(3,731)

Net cash provided by financing activities	189,586

Net decrease in cash and cash equivalents	(115,678)
Cash and cash equivalents, beginning of period	129,969

Cash and cash equivalents, end of period	$14,291

Supplemental disclosure of cash flow information:
Interest paid	$3,175

Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$3,806

Deferred financing costs, not yet paid	$1,322

See notes to condensed consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

Note 1 – Organization

Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a real estate investment trust (“REIT”) that originates, acquires, invests in and manages performing commercial first mortgage loans, commercial mortgage-backed securities (“CMBS”), mezzanine financings and other commercial real estate-related debt investments in the U.S. These asset classes are referred to as the Company’s target assets.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company and those of its consolidated subsidiaries. All significant inter-company amounts have been eliminated. In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the Company’s operating results for the full year.

The Company currently operates in one business segment.

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

As markets and products develop and the pricing for certain products becomes more transparent, the Company will continue to review its valuation methodologies. The methods used by the Company may produce a fair value calculation that may not be reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

The fair value of the CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information.

The following table summarizes the valuation of the Company’s financial instruments by the above pricing observability levels as of June 30, 2010:

	Fair Value as of June 30, 2010
	Level I	Level II	Level III	Total
AAA-rated CMBS	$—	$374,006	$—	$374,006

The following table summarizes the valuation of the Company’s financial instruments by the above pricing observability levels as of December 31, 2009:

	Fair Value as of December 31, 2009
	Level I	Level II	Level III	Total
AAA-rated CMBS	$—	$153,614	$—	$153,614

Note 4 – Securities Available-for-Sale

During the six months ended June 30, 2010, the Company purchased AAA-rated legacy CMBS with a face amount of $223,014 and a cost of $229,169. Securities with a face amount of $210,908 were financed through the Term Asset-Backed Securities Loan Facility (the “TALF”) program administered by the Federal Reserve Bank of New York (“FRBNY”). One AAA-rated legacy CMBS with a face amount of $12,106 and an amortized cost of $12,221 was not accepted for the TALF financing and was sold during February 2010, resulting in a realized loss of $33.

At June 30, 2010, the Company had AAA-rated CMBS with an aggregate face value of $361,621, which are designated as available-for-sale. At June 30, 2010, all of the Company’s securities available-for-sale were pledged to secure its TALF borrowings.

The amortized cost and estimated fair value of the Company’s securities available-for-sale at June 30, 2010 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS	$369,642	$4,364	$—	$374,006

The amortized cost and estimated fair value of the Company’s securities available-for-sale at December 31, 2009 are summarized as follows:

Security Description	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS	$154,688	$53	$(1,127)	$153,614

The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of June 30, 2010 are as follows:

Credit Ratings *	AAA
Coupon	5.6%
Yield	4.5%
Weighted Average Life	2.1 years

*	Ratings per Fitch, Moody’s or S&P

The vintage, property type, and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of June 30, 2010 are as follows:

Vintage	Percentage
2006	20%
2007	80

Total	100%

Property Type	Percentage
Office	30.3%
Retail	31.8
Hotel	13.4
Multifamily	11.2
Other *	13.3

Total	100%

*	No other individual category comprises more than 10% of the total.

Location	Percentage
South Atlantic	25%
Pacific	21
Middle Atlantic	20
Other *	34

Total	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans

The Company’s commercial mortgage loan portfolio is comprised of the following at June 30, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Loan-to-Value
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$32,000	8.25%	30 year	151 rooms	55%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,956	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,960	9.00	25 year	263 rooms	58%

Total			$86,000	$85,916	8.40%

Note 6 – Mezzanine Loans

The Company’s mezzanine loan portfolio is comprised of the following at June 30, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Loan-to-Value
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only	69%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only	74%
Office - Troy, MI	May-10	Jun-20	9,000	9,000	13.00	25 year	70%

Total			$59,000	$59,000	12.95%

Note 7 – Borrowings

At June 30, 2010, the Company’s borrowings had the following weighted average maturities and interest rates:

	Debt Balance	Weighted Average Remaining Maturity	Weighted Average Rate
TALF borrowings	$305,658	2.7 years	2.8%	Fixed
Credit facility borrowings	18,089	2.5 years*	3.3%	L+300

Total borrowings	$323,747	2.7 years	2.8%

*	Assumes extension options on JPMorgan Facility are exercised. See below for further discussion.

At June 30, 2010, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years	Total
TALF borrowings	$—	$284,700		$20,958	$—	$305,658
Credit facility borrowings	—	18,089	*	—	—	18,089

Total	$—	$302,789		$20,958	$—	$323,747

*	Assumes extension options on JPMorgan Facility are exercised. See below for further discussion.

TALF Borrowings. During the six months ended June 30, 2010, the Company secured $178,470 of additional financing through the TALF. The proceeds of the nine TALF loans were used to finance, in separately negotiated transactions, nine AAA-rated CMBS, with an aggregate face value of $210,908.

At June 30, 2010, the Company had a total of $305,658 of TALF loans outstanding at a weighted average interest rate of 2.8%. The TALF loans are not cross-collateralized and are non-recourse, with interest payable monthly, and the principal due after either three or five years. The interest rate payable for each loan was fixed on the settlement date at the applicable swap rate, based on the respective loan term, plus 100 basis points.

Credit Facility. In January 2010, the Company entered into a $100,000 master repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). The Company may borrow up to $100,000 under the JPMorgan Facility in order to finance the origination and acquisition of commercial first mortgage loans and CMBS. Amounts borrowed under the JPMorgan Facility will bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one year, with two one-year extensions available at the Company’s option. Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The JPMorgan Facility contains customary terms and conditions for repurchase facilities of this type, including, but not limited to: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), a maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters).

At June 30, 2010, the Company had $18,089 of borrowings outstanding under the JPMorgan Facility secured by a first mortgage loan held by the Company.

Note 8 – Related Party Transactions

Management Agreement

In connection with the Company’s initial public offering (“IPO”) in September 2009, the Company entered into a management agreement (the “Management Agreement”) with ACREFI Management, LLC (the “Manager,”), which describes the services to be provided by the Manager and its compensation for those services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

Pursuant to the terms of the Management Agreement, the Manager is paid a base management fee equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The initial term of the Management Agreement expires on September 29, 2012 (the third anniversary of the closing of the IPO), and it is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

For the three and six months ended June 30, 2010, respectively, the Company incurred approximately $733 and $1,460 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Reimbursements for certain expenses paid by the Manager on behalf of the Company totaled $1,369 and $2,153 for the three and six months ended June 30, 2010, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item. At June 30, 2010, included in payable to related party on the condensed consolidated balance sheet is approximately $733 for base management fees incurred but not yet paid. In addition, the Company has recorded a contingent liability in the amount of $8,000 for underwriting fees paid by the Manager on behalf of the Company (see Note 11 – Commitments and Contingencies).

Note 9 – Share-Based Payments

On September 23, 2009, the Company’s board of directors approved the Apollo Commercial Real Estate Finance, Inc., 2009 Equity Incentive Plan (the “LTIP”). The LTIP provides for grants of restricted common stock, restricted stock units and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of the Company’s board of directors (the “Compensation Committee”) and all grants under the LTIP must be approved by the Compensation Committee. During 2009, a total of 262,500 shares of restricted common stock were granted pursuant to the LTIP.

Effective as of March 23, 2010, the Company entered into restricted stock unit (“RSU”) award agreements with certain personnel of the Manager. Pursuant to these agreements, 102,084 shares of restricted Common Stock issued in connection with the LTIP were retired in exchange for a grant of 102,084 restricted stock units. The RSUs had an estimated fair value of $1,796 at the date of grant and will vest on a quarterly schedule in the same manner as the retired shares of restricted common stock. The initial vesting date for the RSUs is scheduled for July 1, 2010 and the final vesting date is scheduled for September 29, 2012. In addition, the award agreements grant recipients the right to receive, with respect to each RSU, within the first 30 days of the succeeding fiscal year, cash in an amount equal to the cash dividend distributions paid during the fiscal year in the ordinary course of business on a share of the Company’s common stock. Following the expiration of the final vesting period, the Company will deliver shares of non-restricted common stock to the personnel.

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2010.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
January 2010	21,871	—	21,871
April 2010	21,877	—	21,877
July 2010	12,364	10,209	22,573
October 2010	12,360	10,207	22,567
January 2011	12,364	10,209	22,573
April 2011	12,368	10,209	22,577
July 2011	12,360	10,207	22,567
October 2011	12,364	10,209	22,573
January 2012	12,364	10,209	22,573
April 2012	12,364	10,207	22,571
July 2012	12,364	10,209	22,573
October 2012	12,364	10,209	22,573
January 2013	696	—	696
April 2013	700	—	700

	168,780	102,084	270,864

The Company recognized stock-based compensation expense of $369 and $759 during the three and six months ended June 30, 2010, respectively, related to restricted stock vesting.

On April 1, 2010, as part of their annual compensation, each of the Company’s independent directors was granted 2,091 shares of restricted stock under the Company’s LTIP. The shares will vest ratably over twelve quarters with the initial vesting date scheduled for July 1, 2010 and the final vesting date scheduled for April 1, 2013.

Note 10 – Stockholders’ Equity

Dividends. To date, the Company’s board of directors has declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 17, 2010	March 31, 2010	April 12, 2010	$0.35
May 12, 2010	June 30, 2010	July 12, 2010	$0.35

Note 11 – Commitments and Contingencies

Deferred Underwriting Fee. At the closing of the IPO, the Company’s underwriters did not receive any payment directly from the Company for the underwriting fee equal to 5% of the gross proceeds raised in the IPO, or $10,000 in total. The Manager paid the underwriters $8,000 on the Company’s behalf at closing (4% of the gross proceeds raised in the IPO) and the underwriters agreed to defer the receipt of $2,000 (1% of the gross proceeds raised in the IPO). The Company has agreed to pay $8,000 to its Manager and pay $2,000 to the underwriters if during any period of four consecutive calendar quarters during the 16 full calendar quarters after the consummation of the IPO (as described below) the Company’s Core Earnings (as defined below) for any such four-quarter period exceeds an 8% performance Hurdle Rate (as described below).

Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) as adjusted, excluding: (i) non-cash equity compensation expense; (ii) depreciation and amortization (to the extent the Company forecloses on any properties underlying the Company’s target assets); (iii) any unrealized gains, losses or other non-cash items, regardless of whether such items are included in other comprehensive income or loss, or in net income; and (iv) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

Pursuant to the agreement with the Manager and the underwriters, the aforementioned Hurdle Rate test is considered met if during a period of four consecutive quarters the Company’s Core Earnings exceeds the product of (x) the public offering price per share of the Company’s common stock ($20 per share) multiplied by the number of shares of common stock sold in the IPO and the concurrent private placement (a total of 10,500,000 shares) and (y) 8%. In addition, if the Management Agreement is terminated and the Company is required to pay its Manager the termination fee described in Note 8, the Company would also be required to refund its Manager for its payment of the initial underwriting discount irrespective of whether the Company has met the Hurdle Rate described above.

The deferred underwriting fee is considered a contingent liability where payment is probable and the amount is estimable, and as such the $10,000 of deferred underwriting fee is recorded as a contingent liability with a corresponding reduction in additional paid in capital.

Note 12 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2010:

	Carrying Value	Estimated Fair Value
Securities available-for-sale	$374,006	$374,006
Commercial first mortgage loans	85,916	88,021
Mezzanine loans	59,000	60,867
TALF borrowings	(305,658)	(309,982)
Credit facility borrowings	(18,089)	(18,089)

To determine estimated fair values for the Company’s commercial first mortgage loans, mezzanine loans and TALF borrowings, market rates of interest are used to discount contractual cash flows. Credit assumptions reflect the Company’s original underwriting as all of the assets have been originated since December 2009. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

Note 13 – Net Income (Loss) per Share

GAAP requires use of the “two-class” method of computing earnings per share for all periods presented. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. Unvested RSUs that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic and diluted computations. Calculations of earnings per share under the two-class method exclude any dividends declared for each class of common stock and participating security. The Company’s unvested RSUs participate in dividends on an equal basis with common stock; therefore, there is no difference in earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per share of common stock.

	Three months ended June 30, 2010	Six months ended June 30, 2010
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$2,935	$4,677

Denominator:
Weighted average common shares outstanding	10,668,780	10,710,305
Weighted average participating securities	102,084	56,400

Denominator for basic and diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	10,770,864	10,766,705

Basic net income per weighted average common stock	$0.28	$0.44

Diluted net income per weighted average common stock and common stock equivalents	$0.27	$0.43

Note 14 – Subsequent Events

Commercial mortgage loans. During August 2010, the Company acquired a $24,000 two-year fixed rate first mortgage on a recently constructed 155-room boutique hotel in midtown Manhattan. The loan has an appraised loan-to-value of 40% and interest rate of 8.00%.

Share-Based Payments. Similar to the exchange completed in the second quarter of 2010, the Company entered into a restricted stock unit (“RSU”) award agreement with certain personnel of the Manager during July 2010. Pursuant to the agreement, 16,875 shares of restricted Common Stock issued in connection with the LTIP were retired in exchange for a grant of 16,875 restricted stock units. The RSUs had an estimated fair value of $271 at the date of grant and will vest on a quarterly schedule in the same manner as the retired shares of restricted common stock. The initial vesting date for the RSUs is scheduled for October 1, 2010 and the final vesting date is scheduled for September 29, 2012.

During July 2010, 5,000 RSUs were granted to certain personnel of the Manager. The RSUs had an estimated fair value of $80 at the date of grant and will vest ratably over twelve quarters with the initial vesting date scheduled for October 1, 2010 and the final vesting date scheduled for July 1, 2013.

The RSU award agreements grant the recipients the right to receive, with respect to each RSU, within the first 30 days of the succeeding fiscal year, cash in an amount equal to the cash dividend distributions paid during the fiscal year in the ordinary course of business on a share of the Company’s common stock. Following the expiration of the final vesting period, the Company will deliver shares of non-restricted common stock to the personnel.

Dividends. On August 11, 2010, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on October 12, 2010 to common stockholders of record on September 30, 2010.

Credit Facilities. During August 2010, the Company borrowed an additional $20,592 under the JPMorgan Facility.

During August 2010, the Company through an indirect wholly owned subsidiary entered into a master repurchase agreement (the “Wells Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. The Wells Facility contains customary terms and conditions for repurchase facilities of this type, including, but not limited to: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly owned subsidiary under the Wells Facility.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

Certain statements contained herein and in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements.

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of the Company’s target assets; market trends in its industry; the amount of commercial mortgage loans requiring refinancing over the 2011 to 2014 period; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; changes in the prepayment rates on the mortgage loans securing the Company’s CMBS; the Company’s ability to borrow to finance its assets; changes in government regulations affecting the Company’s business; the Company’s ability to maintain its qualification as a REIT for federal income tax purposes; the Company’s ability to maintain its exemption from registration under the 1940 Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.

The forward-looking statements, and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. For further discussion of factors that could materially affect the outcome of the Company’s forward-looking statements, see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company does not undertake any obligation to release publicly any revisions to its forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

The Company is a commercial real estate finance company that originates, acquires, invests in and manages performing commercial first mortgage loans, CMBS, mezzanine financings and other commercial real estate-related debt investments in the U.S. The Company refers to these asset classes as its target assets.

The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC, together with its subsidiaries, “Apollo”, a leading global alternative asset manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of $53.6 billion as of December 31, 2009. The Manager is led by an experienced team of senior real estate professionals who have significant experience in commercial property investing, financing and ownership. The Manager benefits from the investment, finance and managerial expertise of Apollo’s private equity, credit-oriented capital markets and real estate investment professionals. The Company believes its relationship with Apollo provides the Company with significant advantages in sourcing, evaluating, underwriting and managing investments in the Company’s target assets.

Market conditions

The Company believes that the current market environment presents a compelling opportunity to achieve attractive risk adjusted returns in senior performing commercial real estate debt investments. Beginning in mid-2007, global financial markets encountered a series of events from the collapse of the sub-prime mortgage market to the ensuing dramatic widening of credit spreads and corresponding broad-scale freezing of corporate lending. These events led to a significant dislocation in capital markets and created a severe shortage of debt capital across markets, a deleveraging of the entire global financial system and a severe decline in the market values of mortgage, real estate-related and other financial assets. As a result of these conditions, many traditional commercial real estate mortgage loan and securities investors withdrew from the market or significantly curtailed their lending activities, resulting in a severe contraction in market liquidity and a sharp reduction in the availability of credit for real estate-related assets. The resulting illiquidity has negatively affected both the terms and the availability of financing for all real estate-related assets, and has generally resulted in real estate-related assets trading at significantly lower prices and higher yields compared to prior periods.

The Company estimates that from 2010 to 2014, approximately $1.5 trillion of commercial real estate loans are scheduled to mature and that markets are likely to face a void of several hundred billion dollars over this period that must be filled by new mortgage lenders since the supply of debt from traditional lending sources is anticipated to be less than the volume necessary to refinance maturing real estate loans. In the fourth quarter of 2009, although commercial and multifamily mortgage loan originations were 12% higher than during the fourth quarter of 2008, such originations remained 78% lower than in the fourth quarter of 2007.

During 2009, the demand for new capital to refinance maturing commercial mortgage debt was tapered by the volume of short term (two-years or less) extensions that were granted by lenders across the commercial mortgage loan industry. For example, the number of fixed-rate conduit loans for which the trustee published an extension of the maturity date was 126 in 2009, compared to six in 2008 and two in 2007. In addition, in 2009, the Internal Revenue Service and the Department of the Treasury issued guidance which provided loan servicers with increased flexibility in relation to their ability to modify commercial mortgage loans held by Real Estate Mortgage Investment Conduits, or REMICs, opening the door to previously unavailable loan restructurings. Despite this trend, the Company was able to deploy substantially all of the IPO proceeds in its target asset classes and the Company believes that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased demand for new capital to replace maturing loans and opportunities for the Company to originate first mortgage loans in the market.

The Company also believes that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the CMBS market. The volume of issuances of newly created CMBS dropped from $230 billion in 2007 to $2.1 billion in 2009 and was recorded at $2.0 billion for the first half of 2010. This decline has had a concomitant impact on the supply of capital for new commercial mortgage lending since the net proceeds from newly created CMBS issuances are applied to purchase commercial mortgage loans from loan originators. The Company believes that lower levels of CMBS issuances will enhance the Company’s first mortgage origination business and will provide the Company with opportunities to originate mezzanine loans with respect to those parts of the financing capital structure which are unsuitable to be sold as part of CMBS.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Bill”) was passed by Congress. The Dodd-Frank Bill aims to restore responsibility and accountability to the financial system by reforming the legal and regulatory framework governing financial institutions. It is difficult to predict at this time how the legislation may impact the borrowing environment, the investing environment for the Company’s target assets, interest rate swaps and other derivatives in that the regulations mandated by the Dodd-Frank Bill are yet to be proposed or implemented.

Critical Accounting Policies

A summary of the Company’s accounting policies is set forth in its annual report on Form 10-K for the year ended December 31, 2009 under Note 2 – Summary of Significant Accounting Policies. There have been no significant changes to these policies during 2010.

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

Financial Condition and Results of Operations

Investments

The following table sets forth certain information regarding the Company’s investments at June 30, 2010:

Description	Face Amount	Carrying Value	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)
CMBS Investments:
BSCMS 07-PW16 A2	$45,000	$46,521	2.1	$38,221	2.8%	2.5
BSCMS 2007-PW18 A2	13,493	14,026	2.6	11,449	2.7	2.7
CD 2007-CD4 A2B	28,000	28,651	2.4	23,779	2.8	2.6
JPMCC 2006-LDP8 A2	27,765	29,042	2.6	23,566	2.7	2.7
JPMCC 07-LD11 A2	25,000	25,956	2.1	20,958	3.6	4.5
JPMCC 2007-LD12 A2	34,800	36,173	2.1	29,522	2.7	2.7
LBUBS 06-C7 A2	33,810	34,648	1.5	28,642	2.7	2.5
LBUBS 07-C6 A2	22,418	23,221	2.1	18,977	2.8	2.6
MSC 06-HQ10 A2	12,300	12,493	1.1	10,455	2.7	2.5
MSC 07-IQ14 A2	39,100	40,705	2.0	33,192	2.8	2.6
WBCMT 07-C33 A2	24,830	25,863	2.1	20,998	2.7	2.5
WBCMT 07-C32 A2	55,105	56,707	2.1	45,899	2.7	2.6

Total CMBS	361,621	374,006	2.1	305,658	2.8	2.7

First mortgages
Hotel - NY, NY	32,000	32,000	4.6	—	—	—
Office Condo (Headquarters) – NY, NY	27,956	27,956	4.6	18,089	3.3	2.5	*
Hotel - Silver Spring, MD	25,960	25,960	4.8	—	—	—

Total first mortgages	85,916	85,916	4.7	18,089	3.3	2.5

Mezzanine loans
Retail portfolio (Senior) - Various	30,000	30,000	9.4	—	—	—
Retail portfolio (Junior) - Various	20,000	20,000	9.4	—	—	—
Office – Troy, MI	9,000	9,000	9.9	—	—	—

Total mezzanine loans	59,000	59,000	9.5	—		—

Total	$506,537	$518,922	3.4	$323,747	2.8%	2.7

*	Assumes extension options on JPMorgan Facility are exercised.

Investment Activity

CMBS. During the six months ended June 30, 2010, the Company purchased AAA-rated legacy CMBS with a face amount of $223,014 and a cost of $229,169. Securities with a face amount of $210,908 were financed through the TALF program administered by the Federal Reserve Bank of New York, resulting in nine TALF loans aggregating $178,470. During the six months ended June 30, 2010, one AAA-rated legacy CMBS with an amortized cost of $12,221 was not accepted for the TALF financing and was sold during March 2010, resulting in a realized loss of $33.

Commercial mortgage loans. In January 2010, the Company originated a $32,000 five-year fixed rate first mortgage loan secured by a well-located, 151 room Hilton Garden Inn hotel in downtown Manhattan. The loan has a loan-to-value (“LTV”) of 55%, an interest rate of 8.25% and a 30-year amortization schedule.

In February 2010, the Company completed the origination of a $28,000 five-year fixed rate first mortgage loan secured by a fully occupied 73,419 square feet office condominium located in a premier Manhattan office building. The loan has an LTV of 54%, an interest rate of 8.00% and a 30-year amortization schedule.

In March 2010, the Company completed the origination of a $26,000 five-year fixed rate first mortgage loan secured by a well-located, full-service, 263 room Hilton hotel in the greater Washington D.C. area. The loan has an LTV of 58%, an interest rate of 9.00% and a 25-year amortization schedule.

Mezzanine loans. In May 2010, the Company invested $9,000 in a mezzanine loan originated as part of a $42,000 10-year financing package collateralized by a Class A office building in Troy, Michigan. The financing package is comprised of a $33,000 first mortgage loan and the Company’s $9,000 mezzanine loan. The mezzanine loan has a 10-year term, a fixed interest rate of 13.0%, an appraised loan-to-value of approximately 70% and will amortize on a 25-year schedule.

Net Investment Income

The following table sets forth certain information regarding the Company’s investment income at June 30, 2010:

Asset type	Face Amount	Carrying Value	Invested Equity at Cost (1)	Weighted Average IRR (1)
CMBS	$361,621	$374,006	$63,984	12.6%
First mortgage loans	85,916	85,916	85,916	8.4%
Mezzanine loans	59,000	59,000	59,000	13.0%

Total	$506,537	$518,922	208,900	11.0%

Borrowings - JPMorgan Facility (2)			(18,089)

Invested Equity at June 30, 2010			$190,811	11.7%

(1)

The amortized cost and weighted average IRR for CMBS investments are shown net of $305,658 of non-recourse borrowings outstanding under the Term Asset-Backed Securities Loan Facility (“TALF”) program and assumes no extension.

(2)	Borrowings under the JPMorgan Facility bear interest at LIBOR plus 300 basis points, or 3.3% at June 30, 2010.

Operating Expenses

Management Fee Expense. The Company recorded a management fee expense for the three and six months ended June 30, 2010, respectively, of approximately $733 and $1,460 payable to its Manager under the Management Agreement. The Company pays its Manager a quarterly management fee equal to 1.5% per annum of the Company stockholders’ equity (as defined in the Management Agreement).

General and Administrative Expenses. The Company recorded general and administrative expenses of approximately $1,021 and $2,038, respectively, for the three and six months ended June 30, 2010, which represent professional fees, insurance, and overhead costs of the Company. The Company also incurred stock-based compensation expense of $369 and $759, respectively, related to restricted stock vesting for the three and six months ended June 30, 2010.

The management fees, expense reimbursements and the relationship between the Company and its Manager are discussed further in Note 8 - Related Party Transactions.

Dividends.

To date, the Company’s board of directors has declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 17, 2010	March 31, 2010	April 12, 2010	$0.35
May 12, 2010	June 30, 2010	July 12, 2010	$0.35

For the six months ended June 30, 2010, the Company recorded dividends totaling $7,537 and net income for the same period of $4,667. The difference between dividend and net income is primarily related to non-cash charges in income related to premium amortization, non-cash stock-based compensation and amortization of deferred financing fees.

Subsequent Events

Commercial mortgage loans. During August 2010, the Company acquired a $24,000 two-year fixed rate first mortgage on a recently constructed 155-room boutique hotel in midtown Manhattan. The loan has an appraised loan-to-value of 40% and interest rate of 8.00%.

Share-Based Payments. Similar to the exchange completed in the second quarter of 2010, the Company entered into a restricted stock unit (“RSU”) award agreement with certain personnel of the Manager during July 2010. Pursuant to the agreement, 16,875 shares of restricted Common Stock issued in connection with the LTIP were retired in exchange for a grant of 16,875 restricted stock units. The RSUs had an estimated fair value of $271 at the date of grant and will vest on a quarterly schedule in the same manner as the retired shares of restricted common stock. The initial vesting date for the RSUs is scheduled for October 1, 2010 and the final vesting date is scheduled for September 29, 2012.

During 2010, 5,000 RSUs were granted to certain personnel of the Manager. The RSUs had an estimated fair value of $80 at the date of grant and will vest ratably over twelve quarters with the initial vesting date scheduled for October 1, 2010 and the final vesting date scheduled for July 1, 2013.

The RSU award agreements grant the recipients the right to receive, with respect to each RSU, within the first 30 days of the succeeding fiscal year, cash in an amount equal to the cash dividend distributions paid during the fiscal year in the ordinary course of business on a share of the Company’s common stock. Following the expiration of the final vesting period, the Company will deliver shares of non-restricted common stock to the personnel.

Dividends. On August 11, 2010, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on October 12, 2010 to common stockholders of record on September 30, 2010.

Credit Facilities. During August 2010, the Company borrowed an additional $20,592 under the JPMorgan Facility.

During August 2010, the Company through an indirect wholly owned subsidiary entered into a master repurchase agreement (the “Wells Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. The Wells Facility contains customary terms and conditions for repurchase facilities of this type, including, but not limited to: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly owned subsidiary under the Wells Facility.

Liquidity and capital resources

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and other general business needs. The Company’s primary sources of cash currently consist of the cash available at June 30, 2010, principal and interest the Company receives on its portfolio of assets, as well as available borrowings under the JPMorgan Facility as described in more detail below. The Company has also secured borrowings under TALF as described above. The Company expects its primary sources of cash to consist of payments of principal and interest the Company receives on its portfolio of assets, cash generated from operations, borrowing capacity under the JPMorgan Facility and other financing sources. Depending on market conditions, such borrowings may include additional repurchase agreements as well as other borrowings such as credit facilities. To the extent market conditions improve and markets stabilize over time, the Company expects to increase its borrowing levels. In the future, the Company may seek to raise further equity capital or issue debt securities in order to fund future investments.

While the Company generally intends to hold its target assets as long-term investments, it may sell certain of its investments in order to manage its interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.

In January 2010, the Company entered into a $100,000 master repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). The Company may borrow up to $100,000 under the JPMorgan Facility in order to finance the origination and acquisition of commercial first mortgage loans and CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the Company’s option. Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The JPMorgan Facility contains customary terms and conditions for repurchase facilities of this type, including, but not limited to: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), a maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). At June 30, 2010, the Company had $18,089 of borrowings outstanding under the JPMorgan Facility secured by a first mortgage loan held by the Company.

Leverage policies

The Company uses leverage for the sole purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. Consistent with the Company’s strategy of keeping its total borrowings within a conservative range, the Company expects that its borrowings will be in an amount that is approximately 35% of the value of its total assets on a portfolio basis, except in conjunction with financings that may be available to the Company through government sponsored debt programs, such as the TALF program. In addition to the Company’s current TALF financings and the JPMorgan Facility, in the future the Company expects to access additional repurchase agreements as well as other borrowings such as credit facilities. In the future, the Company may seek to raise further equity capital or issue debt securities in order to fund future investments. The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur, and its board of directors has discretion to deviate from or change its leverage policy at any time.

Contractual obligations and commitments

The Company’s contractual obligations as of June 30, 2010 are as follows:

	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years	Total
TALF borrowings	$—	$284,700		$20,958	$—	$305,658
Credit facility borrowings	—	18,089	*	—	—	18,089

Total	$—	$302,789		$20,958	$—	$323,747

*	Assumes extension options on JPMorgan Facility are exercised.

The table above does not include amounts due under the Company’s Management Agreement or underwriting agreement as those obligations, discussed below, do not have fixed and determinable payments.

On September 23, 2009, the Company entered into (i) an underwriting agreement with a group of underwriters to sell 10,000,000 shares of the Company’s common stock for $20.00 per share for an aggregate offering price of $200,000, and (ii) the Management Agreement with the Manager pursuant to which the Manager is entitled to receive a management fee and the reimbursement of certain expenses.

Underwriting Agreement. As part of the Company’s IPO, the underwriters did not receive the underwriting fee (equal to 5% of the gross proceeds raised or $10,000) directly from the Company. Instead, the Manager paid the underwriters $8,000 and the Company’s underwriters agreed to forego the receipt of $2,000. Under the terms of the underwriting agreement and the Management Agreement, the Company has agreed to pay $8,000 to the Manager and pay $2,000 to the underwriters if during any period of four consecutive calendar quarters during the 16 full calendar quarters after the consummation of the IPO the Company’s Core Earnings for any such four-quarter period exceeds an 8% performance Hurdle Rate.

Core Earnings is a non-GAAP measure and is defined as GAAP net income (loss) as adjusted, excluding (i) non-cash equity compensation expense; (ii) depreciation and amortization (to the extent the Company forecloses on any properties underlying its target assets); (iii) any unrealized gains, losses or other non-cash items, regardless of whether such items are included in other comprehensive income or loss, or in net income; and (iv) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Company and its Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

Pursuant to an agreement between the Manager and the Company’s underwriters, the aforementioned Hurdle Rate test is considered met if during a period of four consecutive quarters occurring during the above measurement period the Company’s Core Earnings exceed the product of (x) the public offering price per share or the Company’s common stock ($20 per share) multiplied by the number of shares of common stock sold in the IPO and the concurrent private placement (a total of $10,500,000 shares) and (y) 8%. In addition, if the Management Agreement is terminated before the end of the above measurement period and the Company is required to pay its Manager the termination fee described in the Management Agreement, the Company would also be required to refund its Manager for its payment of the initial underwriting discount irrespective of whether the Company has met the Hurdle Rate described above.

Management Agreement. Pursuant to the Management Agreement, the Manager is entitled to a base management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of the Company’s stockholders’ equity (as defined in the Management Agreement), per annum. The Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel. The Company does not reimburse its Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) the Company’s Chief Financial Officer based on the percentage of his time spent on the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of time devoted by such personnel to the Company’s affairs. The Company is also required to reimburse its Manager for operating expenses related to the Company incurred by its Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligation is not subject to any dollar limitation.

The initial term of the Management Agreement expires on September 29, 2012 (the third anniversary of the closing of the IPO), and is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s underwriting agreement and Management Agreement are not fixed and determinable.

Off-balance sheet arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.

Dividends

To date, the Company’s board of directors has declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 17, 2010	March 31, 2010	April 12, 2010	$0.35
May 12, 2010	June 30, 2010	July 12, 2010	$0.35

The Company intends to continue to make regular quarterly distributions to holders of its common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. The Company generally intends over time to pay dividends to its stockholders in an amount equal to its net taxable income, if and to the extent authorized by its board of directors. Any distributions the Company makes will be at the discretion of its board of directors and will depend upon, among other things, its actual results of operations. These results and the Company’s ability to pay distributions will be affected by various factors, including the net interest and other income from its portfolio, its operating expenses and any other expenditures. If the Company’s cash available for distribution is less than its net taxable income, the Company could be required to sell assets or borrow funds to make cash distributions or the Company may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company seeks to manage its risks related to the credit quality of its assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of its capital stock. While risks are inherent in any business enterprise, the Company seeks to quantify and justify risks in light of available returns and to maintain capital levels consistent with the risks the Company undertakes.

Credit risk

One of the Company’s strategic focuses is acquiring assets that it believes to be of high credit quality. The Company believes this strategy will generally keep its credit losses and financing costs low. However, the Company is subject to varying degrees of credit risk in connection with its other target assets. The Manager seeks to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses, and by deploying a value-driven approach to underwriting and diligence, consistent with Apollo’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Manager enhances its due diligence and underwriting efforts by accessing Apollo’s knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur which could adversely impact the Company’s operating results.

Interest rate risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond the Company’s control. The Company is subject to interest rate risk in connection with its target assets and its related financing obligations.

To the extent consistent with maintaining the Company’s REIT qualification, the Company seeks to manage risk exposure to protect its portfolio of financial assets against the effects of major interest rate changes. The Company generally seeks to manage this risk by:

•	attempting to structure its financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using hedging instruments, interest rate swap agreements and interest rate cap agreements; and

•	to the extent available, using securitization financing to better match the maturity of the Company’s financing with the duration of its assets.

The Company may seek to mitigate interest rate risk by deploying hedging strategies, such as purchasing an interest rate swap that has the effect of converting a floating rate loan to a fixed rate loan.

At June 30, 2010, all of the Company’s CMBS investments were secured by pools of fixed-rate loans and all of the Company’s investments in first mortgage loans or mezzanine loans were fixed rate. At June 30, 2010, the Company had total borrowings outstanding of $323,747. Of the Company’s total borrowings, $305,658 was represented by TALF loans at a weighted average interest rate of 2.8% where the interest rate payable for each loan was fixed on the settlement date at the applicable swap rate, based on the respective loan term, plus 100 basis points and $18,089 represented variable rate borrowings outstanding under the JPMorgan Facility where amounts borrowed bear interest at a spread of 3.00% over one-month LIBOR with no floor.

A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $18,089 in variable rate debt outstanding at June 30, 2010 by $23. Any such hypothetical increase in interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change of that magnitude, the Company may take actions to further mitigate the Company’s exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

Prepayment risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on an asset to be less than expected. The Company does not anticipate facing prepayment risk on most of its portfolio of assets since the Company anticipates that most of the commercial loans held directly by the Company or securing the Company’s CMBS assets will contain provisions preventing prepayment or imposing prepayment penalties in the event of loan prepayments.

Market risk

Market value risk. The Company’s available-for-sale securities are reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of the Company’s assets may be adversely impacted.

Real estate risk. Commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause the Company to suffer losses.

Inflation

Virtually all of the Company’s assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with GAAP and distributions will be determined by the Company’s board of directors consistent with the Company’s obligation to distribute to its stockholders at least 90% of its REIT taxable income on an annual basis in order to maintain the Company’s REIT qualification. In each case, the Company’s activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2010, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the period ended June 30, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2010, the Company is not involved in any legal proceedings.

ITEM 1A.	Risk Factors

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Company’s risk factors during the six months ended June 30, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company purchased the following shares of its common stock during the three months ended June 30, 2010:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/2010 to 4/30/2010	1,256	(1)	$17.93	—	—
Total	1,256		$17.93	—	—

(1)	Represents shares of common stock surrendered by Joseph F. Azrack to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted common stock.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

None.

ITEM 5.	Other Information

While the Company has not, to date, raised any funds through the use of placement agents (other than through the ordinary course engagement of underwriters in connection with the IPO), affiliates of the Manager sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of the Manager have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. The California Public Employees’ Retirement System (“CalPERS”), one of Apollo’s strategic investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’ purchase of securities in various funds managed by affiliates of the Manager and another asset manager. None of the Company, its Manager or any other Apollo entity is a party to the civil lawsuit, nor does the lawsuit allege any misconduct on the part of any Apollo entity. Apollo has informed the Company that it believes that it has handled its use of placement agents in an appropriate manner and that it is cooperating with such investigations and other reviews.

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
August 11, 2010

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