Form 10-Q
period 2010-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2010-11-12
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of November 9, 2010, there were 17,551,905 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — Financial Information

ITEM 1.	Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$58,778	$129,969
Contractual deposits	15	90
Securities available-for-sale, at estimated fair value	376,138	153,614
Securities at estimated fair value	174,426	—
Commercial mortgage loans	109,813	—
Mezzanine loans	58,994	50,000
Interest receivable	4,294	1,210
Deferred financing costs, net	3,005	254
Other assets	34	—

Total Assets	$785,497	$335,137

Liabilities and Stockholders’ Equity
Liabilities:
TALF borrowings	$305,335	$128,106
Borrowings under repurchase agreements	125,639	—
Investments purchased, not yet settled	30,346	—
Derivative instruments	690	—
Accounts payable and accrued expenses	3,482	349
Payable to related party	761	1,385
Dividends payable	7,140	—
Deferred underwriting fee ($8,000 of which is payable to the Manager)	10,000	10,000

Total Liabilities	483,393	139,840

Commitments and Contingencies (see Note 12)

Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 17,551,905 and 10,762,500 shares issued and outstanding in 2010 and 2009, respectively	176	107
Additional paid-in-capital	294,045	198,436
Accumulated deficit	—	(2,172)
Accumulated other comprehensive income (loss)	7,883	(1,074)

Total Stockholders’ Equity	302,104	195,297

Total Liabilities and Stockholders’ Equity	$785,497	$335,137

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	For the Period from September 29, 2009 (Commencement of Operations) Through September 30, 2009
Net interest income:
Interest income from securities	$4,356	$11,643	$—
Interest income from commercial mortgage loans	2,123	4,723	—
Interest income from mezzanine loans	1,952	5,386	—
Interest expense	(2,930)	(7,293)	—

Net interest income	5,501	14,459	—

Operating expenses:
General and administrative expenses (includes $339 and $1,098 of non-cash stock based compensation in 2010)	1,360	4,157	75
Management fees to related party	761	2,220	17

Total operating expenses	2,121	6,377	92
Interest income from cash balances	1	9	1
Realized loss on sale of security	—	(33)	—
Unrealized loss on securities	(286)	(286)	—
Unrealized loss on derivative instruments	(690)	(690)	—
Realized loss on derivative instruments	(49)	(49)	—

Net income	$2,356	$7,033	$(91)

Basic net income per share of common stock	$0.21	$0.64	$(0.01)

Diluted net income per share of common stock	$0.21	$0.64	$(0.01)

Basic weighted average common shares outstanding	11,330,573	10,919,333	10,757,500
Diluted weighted average common shares outstanding	11,448,125	10,996,678	10,757,500

Dividend declared per share of common stock	$0.40	$1.10	$—

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share data)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
	Shares	Par
Balance at December 31, 2009	10,762,500	$107	$198,436	$(2,172)	$(1,074)		$195,297
Retirement of restricted stock in exchange for RSUs	(118,959)	(1)	—	—	—		(1)
Vesting of restricted stock pursuant to Equity Incentive Plan	—	—	1,098	—	—		1,098
Issuance of restricted stock	8,364	1	—	—	—		1
Issuance of common stock	6,900,000	69	110,331	—	—		110,400
Underwriting and offering costs	—	—	(6,076)	—	—		(6,076)
Net income	—	—	—	7,033	—	$7,033	7,033
Change in net unrealized income on securities available-for-sale	—	—	—	—	8,957	8,957	8,957

Comprehensive income						$15,990

Dividends on common stock	—	—	(9,744)	(4,861)	—		(14,605)

Balance at September 30, 2010	17,551,905	$176	$294,045	$—	$7,883		$302,104

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For the nine months ended September 30, 2010	For the period from September 29, 2009 (commencement of operations) through September 30, 2009
Cash flows provided by operating activities:
Net income	$7,033	$(91)
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization	2,814	—
Amortization of deferred financing costs	803	—
Restricted stock amortization expense	1,098	—
Unrealized loss on securities available-for-sale	286	—
Unrealized loss on derivative instruments	690	—
Realized loss on sale of security	33	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(2,743)	(1)
Increase in other assets	(34)	—
Increase in accounts payable and accrued expenses	1,308	75
Increase in payable to related party	13	17

Net cash provided by operating activities	11,301	—

Cash flows used in investing activities:
Purchase of securities available-for-sale	(229,499)	—
Proceeds from sale of securities available-for-sale	12,188	—
Purchase of securities at estimated fair value	(144,964)	—
Funding of commercial mortgage loans	(109,622)	—
Funding of mezzanine loans	(8,938)	—
Principal payments received on securities available-for-sale	714	—
Principal payments received on commercial mortgage loans	187	—
Principal payments received on mezzanine loans	6
Repayment of contractual deposits	75	—

Net cash used in investing activities	(479,853)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	110,400	200,000
Proceeds from private placement of common stock (concurrent with initial public offering)	—	10,000
Payment of offering costs	(5,888)	—
Proceeds from TALF borrowings	178,469	—
Repayments of TALF borrowings	(1,240)	—
Proceeds from repurchase agreement borrowings	266,046	—
Repayments of repurchase agreement borrowings	(140,407)	—
Deferred financing costs	(2,554)	—
Dividends on common stock	(7,465)	—

Net cash provided by financing activities	397,361	210,000

Net increase (decrease) in cash and cash equivalents	(71,191)	210,000
Cash and cash equivalents, beginning of period	129,969	1

Cash and cash equivalents, end of period	$58,778	$210,001

Supplemental disclosure of cash flow information:
Interest paid	$6,075	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee	$10,000	$10,000

Offering costs payable	$825	$2,000

Dividend declared, not yet paid	$7,140	$—

Deferred financing costs, not yet paid	$1,000	$—

See notes to unaudited condensed consolidated financial statements.

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

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”). The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the Company’s operating results for the full year.

The Company currently operates in one business segment.

Fair Value Election

Securities at estimated fair value — Securities at estimated fair value consist of AAA-rated CMBS which are pledged under Company’s master repurchase agreement with Wells Fargo Bank, N.A. (the “Wells Facility”). In accordance with GAAP, the Company elected the fair value option for these securities, which permits the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings. Management believes that the election of the fair value option for this portion of the Company’s CMBS portfolio improves financial reporting by aligning the change in the estimated fair value of the securities and the related interest rate hedges without having to apply complex hedge accounting provisions.

Securities Available-for-Sale

Securities available-for-sale consist of AAA-rated CMBS which are pledged as collateral for the Company’s borrowings outstanding under the Term Asset-Backed Securities Loan Facility (“TALF”) program. The Company has designated investments in mortgage-backed securities as available-for-sale because the Company may dispose of them prior to maturity and does not hold them principally for the purpose of selling them in the near term. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses on securities that reflect a decline in value that are judged by management to be other than temporary, if any, are charged to earnings. At disposition, the realized net gain or loss will be included in income on a specific identification basis.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

The Company evaluates securities for other-than-temporary impairment (“OTTI”) at least quarterly. Securities are considered to be other-than-temporarily impaired when the estimated fair value of a security is less than amortized cost and (1) the Company intends to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) the Company does not expect to recover the entire amortized cost basis of the security. The evaluation of a security’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry, and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults and loss severities for similar securities. If an OTTI has occurred for securities where the Company does not intend to sell and will not be forced to sell prior to maturity, the carrying value of the security will be reduced to fair value, with the credit component of the unrealized losses being charged against earnings as a loss on the consolidated statement of operations. The component of the loss related to factors other than credit will be recognized in other comprehensive income (“OCI”).

Loan impairment

For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. At September 30, 2009 and September 30, 2010, the Company’s impairment analysis was done on a specific identification basis and no allowance for loan loss was recorded.

Income taxes

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

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

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances must be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances, settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. Except for the Level III reconciliation disclosures, this guidance became effective for the Company beginning January 1, 2010. The adoption of this guidance did not have a material impact on the financial statements of the Company. The Level III reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

In June 2009, the FASB issued new guidance applicable to disclosures about fair value measurements which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The adoption of this guidance on January 1, 2010 did not have any impact on the Company’s condensed consolidated financial statements.

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

The following table summarizes the valuation of the Company’s financial instruments by the above pricing observability levels as of September 30, 2010:

	Fair Value as of September 30, 2010
	Level I	Level II	Level III	Total
Securities available-for-sale	$—	$376,138	$—	$376,138
Securities at estimated fair value	—	174,426	—	174,426
Derivative instruments	—	(690)	—	(690)

Total	$—	$549,874	$—	$549,874

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

The following table summarizes the valuation of the Company’s financial instruments by the above pricing observability levels as of December 31, 2009:

	Fair Value as of December 31, 2009
	Level I	Level II	Level III	Total
Securities available-for-sale	$—	$153,614	$—	$153,614

Note 4 – Debt Securities

Securities Available-for-Sale

During the nine months ended September 30, 2010, the Company purchased AAA-rated legacy CMBS with a face amount of $223,014 and a cost of $229,169 as collateral for potential borrowings under the Term Asset-Backed Securities Loan Facility (the “TALF”) program administered by the Federal Reserve Bank of New York (“FRBNY”). Securities with a face amount of $210,908 were financed through the TALF. One AAA-rated legacy CMBS with a face amount of $12,106 and an amortized cost of $12,221 was not accepted for the TALF financing and was sold during February 2010, resulting in a realized loss of $33.

Fair Value Option Securities

During the nine months ended September 30, 2010, the Company purchased AAA-rated legacy CMBS with a face amount of $168,385 and a cost of $174,859 as collateral for borrowings under the Wells Facility. The Wells Facility provides the Company with up to $250,000 of financing to acquire AAA-rated CMBS. See Note 7 – Borrowings for further discussion of the Wells Facility. The Company elected the Fair Value Option for all of the CMBS financed under the Wells Facility.

At September 30, 2010, the Company had AAA-rated CMBS with an aggregate face value of $529,624, which are designated as available-for-sale. Securities available-for-sale with an aggregate face amount of $361,239 were pledged to secure its TALF borrowings and securities available-for-sale with an aggregate face amount of $168,385 were pledged to secure its Wells Facility borrowings.

The amortized cost and estimated fair value of the Company’s debt securities at September 30, 2010 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS (Available-for-Sale)	$361,239	$368,254	$7,884	$—	$376,138
AAA-rated CMBS (Fair Value Option)	168,385	174,712	18	(304)	174,426

Total	$529,624	$542,966	$7,902	$(304)	$550,564

The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2009 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS (Available-for-Sale)	$151,045	$154,688	$53	$(1,127)	$153,614

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of September 30, 2010 are as follows:

Credit Ratings *	AAA
Coupon	5.6%
Yield	4.2%
Weighted Average Life	1.7 years

*	Ratings per Fitch, Moody’s or S&P

The vintage, property type, and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of September 30, 2010 are as follows:

Vintage	Percentage
2006	14%
2007	86

Total	100%

Property Type	Percentage
Retail	36.6%
Office	26.7
Hotel	13.2
Multifamily	10.9
Other *	12.6

Total	100%

*	No other individual category comprises more than 10% of the total.

Location	Percentage
South Atlantic	23.7%
Pacific	21.1
Middle Atlantic	21.0
Other *	34.2

Total	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans

The Company’s commercial mortgage loan portfolio is comprised of the following at September 30, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Appraised Loan-to-Value
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$32,000	8.25%	30 year	151 rooms	55%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,911	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,902	9.00	25 year	263 rooms	58%
Hotel – NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms	40%

Total			$110,000	$109,813	8.31%

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

Note 6 – Mezzanine Loans

The Company’s mezzanine loan portfolio is comprised of the following at September 30, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Appraised Loan-to-Value
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only	69%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only	74%
Office - Troy, MI	May-10	Jun-20	9,000	8,994	13.00	25 year	70%

Total			$59,000	$58,994	12.95%

Note 7 – Borrowings

At September 30, 2010, the Company’s borrowings had the following weighted average maturities and interest rates:

	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
TALF borrowings	$305,335	2.5 years		2.8%	Fixed
Wells Facility borrowings	125,639	2.8 years	*	1.5%	**
JPMorgan Facility borrowings	—	—		—	L+300

Total borrowings	$430,974	2.6 years		2.4%

*	Assumes extension options on Wells Facility are exercised. See below for further discussion.
**	The fully hedged interest rate for borrowings outstanding under the Wells Facility is 2.7% at September 30, 2010. See Note 8 – Derivative Instruments for further discussion of the Company interest rate hedging agreements.

At September 30, 2010, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years	Total
TALF borrowings	$—	$284,377		$20,958	$—	$305,335
Wells Facility borrowings	—	125,639	*	—	—	125,639
JPMorgan Facility borrowings	—	—		—	—	—

Total	$—	$410,016		$20,958	$—	$430,974

*	Assumes extension options on Wells Facility are exercised. See below for further discussion.

TALF Borrowings. During the nine months ended September 30, 2010, the Company secured $178,469 of additional financing through the TALF. The proceeds of the nine TALF loans were used to finance, in separately negotiated transactions, nine AAA-rated CMBS, with an aggregate face value of $210,908. The TALF loans are not cross-collateralized and are non-recourse, with interest payable monthly, and the principal due after either three or five years.

Repurchase Agreements. In January 2010, the Company entered into a $100,000 master repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). The Company may borrow up to $100,000 under the JPMorgan Facility in order to finance the origination and acquisition of commercial first mortgage loans and CMBS. Amounts borrowed under the JPMorgan Facility will bear interest at a spread of 3.00% over one-month

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

LIBOR with no floor. The JPMorgan Facility has a term of one year, with two one-year extensions available at the Company’s option. Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The JPMorgan Facility contains customary terms and conditions for repurchase facilities of this type, including, but not limited to: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), a maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters).

During August 2010, the Company through an indirect wholly-owned subsidiary entered into the Wells Facility with Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. The Wells repurchase facility has a term of one year, with two one-year extensions available at our option, subject to certain restrictions. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. The Wells Facility contains customary terms and conditions for repurchase facilities of this type, including, but not limited to: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility. At September 30, 2010, there was $125,639 of borrowings outstanding under the Wells Facility.

Note 8 – Derivative instruments

The Company uses interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under repurchase agreements. The Company’s repurchase agreements bear interest at a LIBOR-based variable rate and increases in LIBOR could negatively impact earnings. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.

During the third quarter of 2010, the Company entered into interest rate swaps with an aggregate notional balance of $125,639 in an effort to hedge floating-rate interest payments due under the Wells Facility. The Company also entered into forward-starting caps to hedge potential extensions of the collateral securing the Wells Facility borrowings. The Company’s derivative instruments consist of the following at September 30, 2010.

Estimated Fair Value
Interest rate swaps	$(1,322)
Interest rate caps	632

Total derivative instruments	$(690)

The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to the Company’s derivatives for the nine months ended September 30, 2010.

	Location of Gain/(Loss) Recognized in Income *	Amount of gain/(loss) recognized in income for the three and nine months ended September 30, 2010
Interest rate swaps	Other gain/(loss)	$(1,371)
Interest rate caps	Other gain/(loss)	632

Total		$(739)

*	The change in estimated fair value related to the Company’s derivative instruments is recorded in unrealized loss on derivative instruments on the condensed consolidated statements of operations. Interest expense related to the Company’s derivative instruments is recorded in realized loss on derivative instruments on the condensed consolidated statements of operations.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

Note 9 – Related Party Transactions

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

For the three and nine months ended September 30, 2010, respectively, the Company incurred approximately $761 and $2,220 in base management fees. For the period from September 29, 2009 (commencement of operations) through September 30, 2009, the Company incurred approximately $16 in base management fee. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. Reimbursements for certain expenses paid by the Manager on behalf of the Company totaled $176 and $2,330 for the three and nine months ended September 30, 2010, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item. At September 30, 2010, included in payable to related party on the condensed consolidated balance sheet is approximately $761 for base management fees incurred but not yet paid. In addition, the Company has recorded a contingent liability in the amount of $8,000 for underwriting fees paid by the Manager on behalf of the Company (see Note 12 – Commitments and Contingencies).

Note 10 – Share-Based Payments

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

During 2010, the Company entered into restricted stock unit (“RSU”) award agreements with certain personnel of the Manager. Pursuant to these agreements, shares of restricted common stock issued in connection with the LTIP were retired in exchange for grants of restricted stock units. The RSUs will vest on a quarterly schedule in the same manner as the retired shares of restricted common stock. In addition, the award agreements grant recipients the right to receive, with respect to each RSU, within the first 30 days of the succeeding fiscal year, cash in an amount equal to the cash dividend distributions paid during the fiscal year in the ordinary course of business on a share of the Company’s common stock. Following the expiration of the final vesting period, the Company will deliver shares of non-restricted common stock to the personnel.

The Company recognized stock-based compensation expense of $339 and $1,089 during the three and nine months ended September 30, 2010, respectively, related to restricted stock and RSU vesting. The following table summarizes the grants, exchanges and forfeitures of RSUs during 2010:

Type	Date	Shares Retired	RSUs Granted/ (Forfeited)	Estimate Fair Value of RSUs on Grant Date	Initial Vesting	Final Vesting
Exchange	March 2010	(102,084)	102,084	$1,796	July 1, 2010	September 29, 2012
Grant	July 2010	—	5,000	80	October 1, 2010	July 1, 2013
Exchange	July 2010	(16,875)	16,875	269	October 1, 2010	September 29, 2012
Forfeiture*	August 2010	—	(5,000)	n/a	n/a	n/a

Total		(118,959)	118,959

*	Represents RSUs forfeited by a former employee of the Manager in connection with such employee’s resignation from the Manager.

Below is a summary of restricted stock and RSU vesting dates as of September 30, 2010.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
January 2010	21,871	—	21,871
April 2010	21,877	—	21,877
July 2010	12,364	10,209	22,573
October 2010	10,485	12,499	22,984
January 2011	10,489	11,875	22,364
April 2011	10,493	11,876	22,369
July 2011	10,485	11,874	22,359
October 2011	10,489	11,875	22,364
January 2012	10,489	11,876	22,365
April 2012	10,489	11,874	22,363
July 2012	10,489	11,875	22,364
October 2012	10,489	11,876	22,365
January 2013	696	417	1,113
April 2013	700	417	1,117
July 2013	—	416	416

	151,905	118,959	270,864

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

Note 11 – Stockholders’ Equity

On September 22, 2010, the Company completed a follow-on public offering of 6,900,000 shares of its common stock at a price of $16.00 per share, which included 900,000 shares of common stock sold pursuant to the underwriters’ full exercise of their over-allotment option. Net proceeds (after deducting underwriting fees and expenses) were approximately $104,324.

Dividends. To date, the Company’s board of directors has declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 17, 2010	March 31, 2010	April 12, 2010	$0.35
May 12, 2010	June 30, 2010	July 12, 2010	$0.35
August 11, 2010	September 30, 2010	October 12, 2010	$0.40

Note 12 – Commitments and Contingencies

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

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

Note 13 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the condensed consolidated balance sheet at September 30, 2010:

	Carrying Value	Estimated Fair Value
Commercial first mortgage loans	$109,813	$114,001
Mezzanine loans	58,994	61,760
TALF borrowings	(305,335)	(305,335)
Borrowings under repurchase agreements	(125,639)	(125,639)

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

Note 14 – Net Income (Loss) per Share

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

	Three months ended September 30, 2010	Nine months ended September 30, 2010	For the Period from September 29, 2009 (commencement of operations) through September 30, 2009
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$2,356	$7,033	$(91)

Denominator:
Weighted average common shares outstanding	11,330,573	10,919,333	10,757,500
Weighted average participating securities	117,552	77,345	—

Denominator for basic and diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	11,448,125	10,996,678	10,757,500

Basic net income per weighted average common stock	$0.21	$0.64	$(0.01)

Diluted net income per weighted average common stock and common stock equivalents	$0.21	$0.64	$(0.01)

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in thousands—except share and per share data)

Note 15 – Subsequent Events

Dividends. On November 10, 2010, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on January 12, 2011 to common stockholders of record on December 31, 2010.

Investment activity. During October 2010, the Company borrowed $25,187 under the Wells Facility to settle the purchase of an unsettled AAA-rated CMBS as of September 30, 2010. In addition, the Company purchased additional AAA-rated CMBS with an aggregate face value of $102,962 and an aggregate purchase price of $107,539. The securities were financed with $91,901 of borrowings under the Wells Facility with a fully-hedged weighted average rate of 2.2%. Through the date hereof, the Company has deployed equity totaling $39,670 to purchase CMBS financed under the Wells Facility.

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

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of the Company’s target assets; market trends in its industry; the amount of commercial mortgage loans requiring refinancing over the 2011 to 2014 period; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; changes in the prepayment rates on the mortgage loans securing the Company’s CMBS; the Company’s ability to borrow to finance its assets; the weighted average internal rates of returns or other anticipated rates of returns on the Company’s assets, changes in government regulations affecting the Company’s business; the Company’s ability to maintain its qualification as a REIT for federal income tax purposes; the Company’s ability to maintain its exemption from registration under the 1940 Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.

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

The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC, together with its subsidiaries, “Apollo”, a leading global alternative asset manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of $54.5 billion as of June 30, 2010. The Manager is led by an experienced team of senior real estate professionals who have significant experience in commercial property investing, financing and ownership. The Manager benefits from the investment, finance and managerial expertise of Apollo’s private equity, credit-oriented capital markets and real estate investment professionals. The Company believes its relationship with Apollo provides the Company with significant advantages in sourcing, evaluating, underwriting and managing investments in the Company’s target assets.

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

The Company estimates that from 2011 to 2015, approximately $1.5 trillion of commercial real estate loans are scheduled to mature and that markets are likely to face a void of several hundred billion dollars over this period that must be filled by new mortgage lenders since the supply of debt from traditional lending sources is anticipated to be less than the volume necessary to refinance maturing real estate loans. In the second quarter of 2010, although commercial and multifamily mortgage loan originations were 2% higher than during the second quarter of 2009, such originations remained 83% lower than in the second quarter of 2007.

During 2009 and the first half of 2010, the demand for new capital to refinance maturing commercial mortgage debt was tapered by the volume of extensions that were granted by lenders across the commercial mortgage loan industry. For example, the number of fixed-rate conduit and fusion loans for which the trustee published an extension of the maturity date was 130 through the first half of 2010 and 120 in 2009, compared to six in 2008 and four in 2007. In addition, in 2009, the Internal Revenue Service and the Department of the Treasury issued guidance which provided loan servicers with increased flexibility in relation to their ability to modify commercial mortgage loans held by Real Estate Mortgage Investment Conduits, or REMICs, opening the door to previously unavailable loan restructurings. Despite this trend, the Company was able to deploy substantially all of the IPO and the Private Placement proceeds in our target asset classes. In addition, the Company believes that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased demand for new capital to replace maturing loans and opportunities for us to originate first mortgage loans in the market.

The Company also believes that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the CMBS market. The volume of issuances of newly created CMBS dropped from $230 billion in 2007 to $2.7 billion in 2009 and was recorded at $3.9 billion for year-to-date through August 20, 2010. This decline has had a concomitant impact on the supply of capital for new commercial mortgage lending since the net proceeds from newly created CMBS issuances are applied to purchase commercial mortgage loans from loan originators. The Company believes that lower levels of CMBS issuances will enhance our first mortgage origination business. The Company further believes that any increase in CMBS issuances will likely be at lower loan-to-value ratios and will therefore continue to provide the Company with opportunities to originate mezzanine financings with respect to those parts of the financing capital structure which are unsuitable to be sold as part of CMBS.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Bill”) was passed by Congress. The Dodd-Frank Bill aims to restore responsibility and accountability to the financial system by reforming the legal and regulatory framework governing financial institutions. It is difficult to predict at this time how the legislation may impact the borrowing environment, the investing environment for the Company’s target assets, interest rate swaps and other derivatives in that many of the regulations mandated by the Dodd-Frank Bill are yet to be proposed or implemented.

Critical Accounting Policies

A summary of the Company’s accounting policies is set forth in its annual report on Form 10-K for the year ended December 31, 2009 under Note 2 – Summary of Significant Accounting Policies. Other than the adoption of the fair value option during the third quarter of 2010 discussed below, there have been no significant changes to these policies during 2010.

Fair Value Election

Securities at estimated fair value — Securities at estimated fair value consist of AAA-rated CMBS which are pledged under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (the “Wells Facility”). In accordance with GAAP, the Company elected the fair value option for these securities, which permits the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings. Management believes that the election of the fair value option for this portion of the Company’s CMBS portfolio improves financial reporting by aligning the change in the estimated fair value of the securities and the related interest rate hedges without having to apply complex hedge accounting provisions.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances must be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances, settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. Except for the Level III reconciliation disclosures, this guidance became effective for the Company beginning January 1, 2010. The adoption of this guidance did not have a material impact on the financial statements of the Company. The Level III reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance applicable to disclosures about fair value measurements which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The adoption of this guidance on January 1, 2010 did not have any impact on the Company’s condensed consolidated financial statements.

Financial Condition and Results of Operations

Investments

The following table sets forth certain information regarding the Company’s investments at September 30, 2010:

Description	Face Amount	Carrying Value	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)*
CMBS - TALF collateral:
BSCMS 07-PW16 A2	$45,000	46,838	1.6	38,221	2.8%	2.3
BSCMS 2007-PW18 A2	13,493	14,212	2.1	11,449	2.7%	2.5
CD 2007-CD4 A2B	28,000	29,107	1.9	23,779	2.8%	2.3
JPMCC 2006-LDP8 A2	27,409	29,091	2.1	23,263	2.7%	2.5
JPMCC 07-LD11 A2	25,000	26,121	1.6	20,958	3.6%	4.2
JPMCC 2007-LD12 A2	34,800	36,349	1.8	29,522	2.7%	2.5
LBUBS 06-C7 A2	33,810	34,616	1.0	28,642	2.7%	2.2
LBUBS 07-C6 A2	22,392	23,411	1.6	18,957	2.8%	2.3
MSC 06-HQ10 A2	12,300	12,472	0.6	10,455	2.7%	2.2
MSC 07-IQ14 A2	39,100	40,702	1.8	33,192	2.8%	2.3
WBCMT 07-C33 A2	24,830	26,024	1.6	20,998	2.7%	2.2
WBCMT 07-C32 A2	55,105	57,195	1.6	45,899	2.7%	2.4

Total CMBS - TALF collateral	$361,239	$376,138	1.6	305,335	2.8%	2.5

CMBS - Wells Facility collateral:
WBCMT 2007-C31 A2	18,605	19,193	1.5	16,744	2.3%	2.9
GSMS 2007-GG10 A2	65,253	67,777	1.6	58,728	2.2%	2.9
JPMCC 2007-CB19 A2	14,741	15,349	1.5	13,267	2.3%	2.9
JPMCC 2007-LDPX A2S	41,000	42,003	1.6	36,900	2.4%	2.9
MSC 2007-HQ11 A31	28,786	30,104	2.9	—	2.1%	2.9

Total CMBS - Wells Facility collateral	168,385	174,426	1.8	125,639	2.3%	2.9

First mortgages
Hotel - NY, NY	32,000	32,000	4.4	—	—	—
Office Condo (Headquarters) – NY, NY	27,911	27,911	4.3	—	—	—
Hotel - Silver Spring, MD	25,902	25,902	4.5	—	—	—
Hotel - NY, NY	24,000	24,000	1.9	—	—	—

Total first mortgages	109,813	109,813	3.9	—	—	—

Mezzanine loans
Retail portfolio (Senior) - Various	30,000	30,000	9.2	—	—	—
Retail portfolio (Junior) - Various	20,000	20,000	9.2	—	—	—
Office – Troy, MI	8,994	8,994	9.7	—	—	—

Total mezzanine loans	58,994	58,994	9.3	—		—

Total	$698,431	$719,371	2.1	$430,974	2.7%	2.6

*	Assumes extension options on Wells Facility are exercised.

Investment Activity

CMBS. During the nine months ended September 30, 2010, the Company purchased AAA-rated legacy CMBS with a face amount of $223,014 and a cost of $229,169 as collateral for potential borrowings under the Term Asset-Backed Securities Loan Facility (the “TALF”) program administered by the Federal Reserve Bank of New York (“FRBNY”). Securities with a face amount of $210,908 were financed through the TALF. One AAA-rated legacy CMBS with a face amount of $12,106 and an amortized cost of $12,221 was not accepted for the TALF financing and was sold during February 2010, resulting in a realized loss of $33.

During the nine months ended September 30, 2010, the Company purchased AAA-rated legacy CMBS with a face amount of $168,385 and a cost of $174,859 as collateral borrowings under the Company’s repurchase facility with Wells Fargo Bank, N.A. (“Wells Fargo”). See Liquidity and Capital Resources below for further discussion of the Company’s repurchase agreements. The Company elected the Fair Value Option for all of the CMBS financed under the Wells Facility.

Commercial mortgage loans. In January 2010, the Company originated a $32,000 five-year fixed rate first mortgage loan secured by a well-located, 151 room Hilton Garden Inn hotel in downtown Manhattan, New York. The loan has a loan-to-value (“LTV”) of 55%, an interest rate of 8.25% and a 30-year amortization schedule.

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

In August 2010, the Company acquired a $24,000 two-year interest-only fixed rate first mortgage on a recently constructed 155 room boutique hotel in midtown Manhattan, New York. The loan has an appraised LTV of 40% and interest rate of 8.00%.

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

Net Investment Income

The following table sets forth certain information regarding the Company’s investments at September 30, 2010:

Asset type	Cost Basis	Borrowings		Invested equity at cost	Weighted Average IRR *
Commercial mortgage loans	$109,813	$—		$109,813	8.3%
Mezzanine Loans	58,994	—		58,994	13.0%
AAA CMBS - financed with TALF borrowings	368,254	(305,335)		62,919	13.4%
AAA CMBS - financed with Wells Facility borrowings	174,712	(150,826	) **	23,886	12.6%

Total invested equity at cost	$711,773	$(456,161)		$255,612	11.1%

*	The internal rate of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager at the time each investment is made, calculated on a weighted average basis assuming no extensions, dispositions, early prepayments or defaults and include the fully hedged cost of borrowings under the Wells Facility. The Company has also assumed that the cost of financing each investment will remain constant over the life of the investment. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.
**	Includes $25,187 of borrowings under the Wells Facility for an acquisition of CMBS executed in September 2010 but not settled until October 2010.

Operating Expenses

Management Fee Expense. The Company recorded a management fee expense for the three and nine months ended September 30, 2010, respectively, of approximately $761 and $2,220 payable to its Manager under the Management Agreement. The Company pays its Manager a quarterly management fee equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement).

General and Administrative Expenses. The Company recorded general and administrative expenses of approximately $1,021 and $3,059, respectively, for the three and nine months ended September 30, 2010, which represent professional fees, insurance, and overhead costs of the Company. The Company also incurred stock-based compensation expense of $339 and $1,098, respectively, related to restricted stock and RSU vesting for the three and nine months ended September 30, 2010.

The management fees, expense reimbursements and the relationship between the Company and its Manager are discussed further in Note 9 - Related Party Transactions.

Realized and unrealized gain/loss

In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company entered into interest rate swaps and caps with an aggregate notional equal to the borrowings outstanding under the Wells Facility. The interest rate swaps are intended to hedge the floating-rate borrowings through the expected maturity of the underlying collateral and the interest rate caps are intended to hedge the floating-rate borrowings related to the potential extension of the underlying collateral.

The Company chose not to pursue hedge accounting for these derivative instruments and will record the change in estimated fair value related to interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to the CMBS securing the Wells Facility in earnings. This election allows the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate hedges without having to apply complex hedge accounting provisions.

The following amounts related to changes in fair value of the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2010:

For the three and nine months ended September 30, 2010
Unrealized loss on securities available-for-sale	$(286)
Unrealized loss on derivative instruments	(690)
Realized loss on derivative instruments	(49)

Total	$(1,025)

Dividends.

To date, the Company’s board of directors has declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 17, 2010	March 31, 2010	April 12, 2010	$0.35
May 12, 2010	June 30, 2010	July 12, 2010	$0.35
August 11, 2010	September 30, 2010	October 12, 2010	$0.40

For the nine months ended September 30, 2010, the Company recorded dividends totaling $14,605 and net income for the same period of $7,033. The difference between dividend and net income is primarily related to non-cash charges in income related to premium amortization, non-cash stock-based compensation, amortization of deferred financing fees and unrealized gains (losses) included in earnings.

Subsequent Events

Dividends. On November 10, 2010, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on January 12, 2011 to common stockholders of record on December 31, 2010.

Investment activity. During October 2010, the Company borrowed $25,187 under the Wells Facility to settle the purchase of an unsettled AAA-rated CMBS as of September 30, 2010. In addition, the Company purchased additional AAA-rated CMBS with an aggregate face value of $102,962 and an aggregate purchase price of $107,539. The securities were financed with $91,901 of borrowings under the Wells Facility with a fully-hedged weighted average rate of 2.2%. Through the date hereof, the Company has deployed equity totaling $39,670 to purchase CMBS financed under the Wells Facility.

Liquidity and capital resources

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and other general business needs. The Company’s primary sources of cash currently consist of the cash available at September 30, 2010, principal and interest the Company receives on its portfolio of assets, as well as available borrowings under its repurchase agreements as described in more detail below. The Company has also secured borrowings under TALF as described above. The Company expects its primary sources of cash to consist of payments of principal and interest the Company receives on its portfolio of assets, cash generated from operations, borrowing capacity under its repurchase agreements and other financing sources. Depending on market conditions, such borrowings may include additional repurchase agreements as well as other borrowings such as credit facilities. To the extent market conditions improve and markets stabilize over time, the Company expects to increase its borrowing levels. In the future, the Company may seek to raise further equity capital or issue debt securities in order to fund future investments.

While the Company generally intends to hold its target assets as long-term investments, it may sell certain of its investments in order to manage its interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.

In January 2010, the Company entered into the $100,000 JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the Company’s option. Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The JPMorgan Facility contains customary terms and conditions for repurchase facilities of this type, including, but not limited to: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), a maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). At September 30, 2010, the Company did not have any borrowings outstanding under the JPMorgan Facility.

During August 2010, the Company through an indirect wholly-owned subsidiary entered the Wells Facility pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. The Wells repurchase facility has a term of one year, with two one-year extensions available at our option, subject to certain restrictions. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. The Wells Facility contains customary terms and conditions for repurchase facilities of this type, including, but not limited to: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility. At September 30, 2010, the Company had $125,639 of borrowings outstanding under the Wells Facility secured by AAA-rated CMBS held by the Company.

On September 22, 2010, the Company completed a follow-on public offering of 6,900,000 shares of its common stock at a price of $16.00 per share, which included 900,000 shares of common stock sold pursuant to the underwriters’ full exercise of their over-allotment option. Net proceeds (after deducting underwriting fees and expenses) were approximately $104,324.

Leverage policies

The Company uses leverage for the sole purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. Consistent with the Company’s strategy of keeping its total borrowings within a conservative range, the Company expects that its borrowings will be in an amount that is approximately 35% of the value of its total assets on a portfolio basis, except in conjunction with financings that may be available to the Company through government sponsored debt programs, such as the TALF program. In addition to the Company’s current TALF financings and repurchase agreements, in the future the Company expects to access additional repurchase agreements as well as other borrowings such as credit facilities. In the future, the Company may seek to raise further equity capital or issue debt securities in order to fund future investments. The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur, and its board of directors has discretion to deviate from or change its leverage policy at any time.

Contractual obligations and commitments

The Company’s contractual obligations as of September 30, 2010 are as follows:

	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years	Total
TALF borrowings	$—	$284,377		$20,958	$—	$305,335
Wells Facility borrowings	—	125,639	*	—	—	125,639
JPMorgan Facility borrowings	—	—		—	—	—

Total	$—	$410,016		$20,958	$—	$430,974

*	Assumes extension options on Wells Facility are exercised. See below for further discussion.

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

Pursuant to an agreement between the Manager and the Company’s underwriters, the aforementioned Hurdle Rate test is considered met if during a period of four consecutive quarters occurring during the above measurement period the Company’s Core Earnings exceed the product of (x) the public offering price per share of the Company’s common stock ($20 per share) multiplied by the number of shares of common stock sold in the IPO and the concurrent private placement (a total of 10,500,000 shares) and (y) 8%. In addition, if the Management Agreement is terminated before the end of the above measurement period and the Company is required to pay its Manager the termination fee described in the Management Agreement, the Company would also be required to refund its Manager for its payment of the initial underwriting discount irrespective of whether the Company has met the Hurdle Rate described above.

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

To the extent consistent with maintaining the Company’s REIT qualification, the Company seeks to manage risk exposure to protect its portfolio of financial assets against the effects of major interest rate changes. The Company generally seeks to manage this risk by:

•	attempting to structure its financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using hedging instruments, interest rate swap and interest rate caps; and

•	to the extent available, using securitization financing to better match the maturity of the Company’s financing with the duration of its assets.

At September 30, 2010, the only floating-rate instruments held by the Company were $125,639 of borrowings outstanding under the Wells Facility. The Company has entered into interest rate swaps and caps in order to convert the floating-rate borrowings to fixed-rate borrowings. As such, movements in LIBOR should not impact the quarterly interest expense related to the Company’s borrowings at September 30, 2010. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.

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

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2010, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the period ended September 30, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2010, the Company is not involved in any legal proceedings.

ITEM 1A.	Risk Factors

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Company’s risk factors during the nine months ended September 30, 2010.

ITEM 2(a).	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 2(c).	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
July 2010	16,875	(1)	0	(1)
Total	16,875		0

[1]

Effective as of July 21, 2010, the Company entered into restricted stock unit award agreements with certain personnel of the Manager. Pursuant to these agreements, an aggregate of 16,875 restricted shares of our common stock were forfeited in exchange for an equivalent number of restricted stock units. The restricted stock units granted by the award agreements will vest on a quarterly schedule in the same manner as the forfeited shares of restricted common stock with the initial vesting date scheduled for October 1, 2010 and the final vesting date scheduled for September 29, 2012. In addition, the award agreements grant recipients the right to receive, with respect to each restricted stock unit, within the first 30 days of the succeeding fiscal year, cash in an amount equal to the cash dividend distributions paid during the fiscal year in the ordinary course on a share of our common stock. Following the expiration of the final vesting period, the Company will deliver shares of non-restricted common stock to the applicable personnel of the Manager.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

While the Company has not, to date, raised any funds through the use of placement agents (other than through the ordinary course engagement of underwriters in connection with the IPO and the follow-on public offering which was completed on September 22, 2010), affiliates of the Manager sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of the Manager have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. The California Public Employees’ Retirement System (“CalPERS”), one of Apollo’s strategic investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’ purchase of securities in various funds managed by affiliates of the Manager and another asset manager. None of the Company, its Manager or any other Apollo entity is a party to the civil lawsuit, nor does the lawsuit allege any misconduct on the part of any Apollo entity. Apollo has informed the Company that it believes that it has handled its use of placement agents in an appropriate manner and that it is cooperating with such investigations and other reviews.

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

November 12, 2010

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