Form 10-K
period 2010-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2011-03-11
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $278,174,000 based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On March 7, 2011, the registrant had a total of 17,551,828 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2011 annual meeting of stockholders scheduled to be held on or about May 4, 2011 are incorporated by reference into Part III of this annual report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this annual report on Form 10-K and will make forward-looking statements in future filings with the Securities and Exchange Commission (“SEC”), press releases or other written or oral communications within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; projected operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940 (the “1940 Act”); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, “Risk Factors” of this annual report on Form 10-K.

ii

In this annual report on Form 10-K, references to “ARI,” “Company,” “we,” “us,” or “our” refer to Apollo Commercial Real Estate Finance, Inc. and its subsidiaries; references to the Company’s “Manager” refer to ACREFI Management, LLC, an indirect subsidiary of Apollo Global Management, LLC, unless specifically stated otherwise or the context otherwise indicates.

PART I

Item 1.	Business.

All currency figures expressed herein are expressed in thousands, except share or per share amounts.

GENERAL; INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT

Apollo Commercial Real Estate Finance, Inc. is a real estate investment trust (“REIT”) that originates, acquires, invests in and manages performing commercial first mortgage loans, commercial mortgage-backed securities (“CMBS”), mezzanine financings and other commercial real estate-related debt investments in the U.S. These asset classes are referred to as the Company’s target assets.

The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC, together with its subsidiaries, “Apollo”, a leading global alternative asset manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of $67.6 billion as of December 31, 2010, 2010. The Manager is led by an experienced team of senior real estate professionals who have significant experience in commercial property investing, financing and ownership. The Manager benefits from the investment, finance and managerial expertise of Apollo’s private equity, credit-oriented capital markets and real estate investment professionals. The Company believes its relationship with Apollo provides the Company with significant advantages in sourcing, evaluating, underwriting and managing investments in the Company’s target assets.

The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. At December 31, 2010, the Company held a diversified portfolio comprised of approximately $642,784 of AAA-rated commercial mortgage-backed securities (“CMBS”), $109,695 of first mortgage loans and $58,985 of mezzanine loans. The Company has financed this portfolio with $540,062 of borrowings at December 31, 2010 collateralized by AAA-rated CMBS. As of this date, the Company also had $37,894 of available cash and $100,000 of available borrowing capacity under a $100,000 repurchase facility with JPMorgan Chase Bank, N.A. (the “JPM Facility”).

The Company is a Maryland corporation that was organized in 2009 and has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2009. The Company generally is not subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes all or up to 90% of its taxable income to stockholders and maintains its intended qualification as a REIT. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the 1940 Act.

INVESTMENT STRATEGY

To identify attractive opportunities within its target assets, the Company relies on the expertise of its Manager and its affiliates as well as their platform which integrates real estate experience with private equity and capital markets, in transaction sourcing, underwriting, execution, as well as asset operation, management and disposition. In the near-to-medium term, the Company expects to continue to deploy its capital through the origination and acquisition of senior performing commercial mortgage loans, AAA-rated CMBS, mezzanine financings and other commercial real-estate related debt investments at attractive risk-adjusted yields.

The Company targets investments that are secured by institutional quality real estate. The Company’s underwriting includes a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to- values, property quality and market and sub-market dynamics. The Company also expects its Manager to take advantage of opportunistic pricing dislocations created by distressed sellers or distressed capital structures where a lender or holder of a loan or security is in a compromised situation due to the relative size of its portfolio, the magnitude of nonperforming loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. In pursuing investments with attractive risk-reward profiles, the Company incorporates its views of the current and future economic environment, its outlook for real estate in general and particular asset classes and its assessment of the risk-reward profile derived from its underwriting and cash flow analysis, including taking into account relative valuation, supply and demand fundamentals, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, real estate prices, delinquencies, default rates, recovery of various sectors and vintage of collateral. In general, the Company pursues a value-driven approach to underwriting and diligence, consistent with the historical investment strategy of the Manager. Each prospective investment receives a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment. The Company has implemented underwriting standards founded on fundamental market and credit analyses with a focus on current and sustainable cash flows. These underwriting standards place a particular emphasis on due diligence of the sponsor/borrower. All investment decisions are made with a view to maintaining the Company’s qualification as a REIT and its exemption from registration under the 1940 Act.

FINANCING STRATEGY

The Company uses borrowings as part of its financing strategy. Although not required to maintain any particular leverage ratio, the Company expects the amount of leverage it uses to be consistent with the Company’s intention of keeping total borrowings within a conservative range, as determined by the Company’s Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in the Company’s investment portfolio, the potential for losses and extension risk in the Company’s portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of the Company’s financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of the Company’s target assets and the collateral underlying these target assets. In utilizing leverage, the Company seeks to enhance equity returns while limiting interest rate exposure. In addition to current TALF financings and repurchase facilities, the Company may access additional repurchase facilities and more traditional borrowings such as credit facilities. At December 31, 2010, the Company had $297,334 of TALF borrowings outstanding and $242,728 of borrowings outstanding under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”). No borrowings were outstanding under the JPM Facility as of December 31, 2010. To the extent market conditions improve and markets stabilize over time, the Company may increase its borrowing levels. In the future, the Company may also seek to raise further equity capital or issue debt securities in order to fund future investments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s borrowings as of December 31, 2010.

From time to time, the Company may utilize derivative financial instruments to hedge the interest rate risk associated with its borrowings. Under the U.S. federal income tax laws applicable to REITs, the Company generally will be able to enter into certain transactions to hedge indebtedness it may incur, or plans to incur, to acquire or carry real estate assets, although the total gross income from interest rate hedges that does not meet this requirement and other non-qualifying sources generally must not exceed 5% of the Company’s gross income.

The Company also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of its assets. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to federal corporate income taxation.

The Company may attempt to reduce interest rate risk and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby the Company may seek (1) to match the maturities of its debt obligations with the maturities of its assets and (2) to match the interest rates on its assets with like-kind debt (i.e., the Company may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements, or other financial instruments, or through a combination of these strategies. The Company expects these instruments will allow it to minimize, but not eliminate, the risk that the Company may have to refinance its liabilities before the maturities of its assets and to reduce the impact of changing interest rates on its earnings.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s borrowings under repurchase agreements and the TALF program as of December 31, 2010.

CORPORATE GOVERNANCE

The Company strives to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•	The Company’s Board is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees are composed exclusively of independent directors.

•

In order to foster the highest standards of ethics and conduct in all business relationships, the Company has adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of its directors and officers. In addition, the Company has implemented Whistle Blowing Procedures for Accounting and Auditing Matters that set forth procedures by which any officer may raise, on a confidential basis, concerns regarding any questionable or unethical accounting, internal accounting controls or auditing matters with the Audit Committee.

•

The Company has insider trading policies that prohibit any of its directors or employees, partners, directors and officers of Apollo from buying or selling the Company’s common stock on the basis of material nonpublic information.

COMPETITION

The Company’s net income depends, in part, on management’s ability to acquire assets at favorable spreads over its borrowing costs. In acquiring target assets, the Company competes with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, there are other REITs with similar asset acquisition objectives, including a number that have been recently formed, and others may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. These competitors may be significantly larger than the Company, have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, and establish more relationships, than the Company. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of the Company’s common stock.

EMPLOYEES; STAFFING

The Company has no employees and is managed by its Manager pursuant to the management agreement between the Manager and the Company, dated as of September 23, 2009 (the “Management Agreement”). All of the Company’s officers are employees of the Manager or its affiliates.

AVAILABLE INFORMATION

The Company maintains a website at www.apolloreit.com and makes available, free of charge, on the Company’s website (a) the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, the “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. The Company Documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The Company provides copies of its Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Stuart A. Rothstein, Chief Financial Officer, Treasurer, and Secretary, at Apollo Commercial Real Estate Finance, Inc., c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

Item 1A.	Risk Factors.

The Company’s business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect its business, financial condition, results of operations and ability to make distributions to stockholders and could cause the value of the Company’s capital stock to decline.

RISKS RELATED TO THE COMPANY’S RELATIONSHIP WITH ITS MANAGER

The Company does not have a policy that expressly prohibits its directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by the Company.

The Company does not have a policy that expressly prohibits its directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by the Company. However, the Company’s code of business conduct and ethics contains a conflicts of interest policy that prohibits its directors and executive officers, as well as personnel of the Manager or Apollo who provide services to the Company, from engaging in any transaction that involves an actual conflict of interest with the Company without the approval of a majority of the Company’s independent directors. In addition, the Management Agreement does not prevent the Manager and its affiliates from engaging in additional management or investment opportunities, some of which could compete with the Company.

The ability of the Manager and its officers and employees to engage in other business activities may reduce the time the Manager spends managing the Company’s business and may result in certain conflicts of interest.

Certain of the Company’s officers and directors, and the officers and other personnel of the Manager, also serve or may serve as officers, directors or partners of other Apollo vehicles. Accordingly, the ability of the Manager and its officers and employees to engage in other business activities may reduce the time the Manager spends managing the Company’s business. Further, the officers and other personnel of the Manager may be called upon to provide managerial assistance to other Apollo vehicles. These demands on their time may distract them or slow the rate of investment. In November 2010, an affiliate of Apollo Global Real Estate Management, L.P., the real estate investment management group of Apollo, completed the acquisition of Citi Property Investors, the real estate investment management group of Citigroup Inc. (NYSE: C). Citi Property Investors, which had assets under management of over $3 billion as of December 31, 2010, is an integrated real estate investment platform with investment professionals located in Asia, Europe and North America. Certain of the Company’s officers and officers of the Manager may engage in management or investment activities in connection with this business, thereby reducing the time the Company’s officers and officers of the Manager may have available to spend managing the Company’s business.

There are various conflicts of interest in the Company’s relationship with Apollo which could result in decisions that are not in the best interests of the Company’s stockholders.

The Company is subject to conflicts of interest arising out of its relationship with Apollo, including the Manager. In the future, the Company may enter into additional transactions with Apollo. In particular, the Company may invest in, or acquire, certain of its investments through joint ventures with Apollo or its affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to other Apollo vehicles. Any such transactions will require approval by a majority of the Company’s independent directors. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to the Company as those that would have been obtained in an arm’s length transaction.

In addition to the Company, an affiliate of the Manager manages other investment vehicles whose core investment strategies focus on one of the Company’s target asset classes. To the extent such other Apollo vehicles or such portfolio companies seek to acquire the Company’s target assets, the scope of opportunities otherwise available to the Company may be adversely affected and/or reduced. The Manager and Apollo have an investment allocation policy in place that is intended to enable the Company to share equitably with any such other investment vehicles. According to this policy, investments may be allocated by taking into account factors, including but not limited to, investment objectives or strategies, the size of the available investment, cash availability and cash flow expectations, and the tax implications of an investment, among other considerations. The investment allocation policy may be amended by the Manager and Apollo at any time without the Company’s consent.

In addition to the fees payable to the Manager under the Management Agreement, the Manager and its affiliates may benefit from other fees paid to it in respect of the Company’s investments. For example, if the Company seeks to securitize its commercial mortgage loans, Apollo and/or the Manager may act as collateral manager. In any of these or other capacities, Apollo and/or the Manager may receive market based fees for their roles, but only if approved by a majority of the Company’s independent directors.

The Manager’s and Apollo’s liability is limited under the Management Agreement, and the Company has agreed to indemnify the Manager against certain liabilities. As a result, the Company could experience poor performance or losses for which the Manager would not be liable.

Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of the Company’s board of directors in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, the Manager, its officers, members, managers, directors, personnel, any person controlling or controlled by the Manager (including Apollo) and any person providing services to the Manager are not liable to the Company, any subsidiary of the Company, the Company’s stockholders or partners or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. In addition, the Company has agreed to indemnify the Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by the Manager and any person providing services to the Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

The Manager’s failure to make investments on favorable terms that satisfy the Company’s investment strategy and otherwise generate attractive risk-adjusted returns initially and consistently from time to time in the future would materially and adversely affect the Company.

The Company’s ability to achieve its investment objectives depends on its ability to grow, which depends, in turn, on the management team of the Manager and its ability to identify and to make investments on favorable terms that meet its investment criteria as well as on its access to financing on acceptable terms. The Company’s ability to grow is also dependent upon the Manager’s ability to successfully hire, train, supervise and manage new personnel. The Company may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the Company’s future growth effectively could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Management Agreement was negotiated between related parties and its terms, including fees payable to the Manager, may not be as favorable to the Company as if they had been negotiated with an unaffiliated third party.

The Management Agreement was negotiated between related parties and its terms, including fees payable to the Manager may not be as favorable to the Company as if they had been negotiated with an unaffiliated third party. In addition, the Company may choose not to enforce, or to enforce less vigorously, its rights under the Management Agreement because of its desire to maintain an ongoing relationship with the Manager. The ability of the Manager and its officers and employees to engage in other business activities may reduce the time the Manager spends managing the Company.

The termination of the Management Agreement may be difficult and costly, which may adversely affect the Company’s inclination to end its relationship with the Manager.

Termination of the Management Agreement with the Manager without cause is difficult and costly. The Management Agreement provides that, in the absence of cause, it may only be terminated by the Company after the third anniversary of the closing of the initial public offering, upon the vote of at least two thirds of the Company’s independent directors based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company, or (ii) a determination that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two thirds of the Company’s independent directors. The Manager will be provided 180 days prior notice of any such termination. Additionally, upon a termination by the Company without cause (or upon a termination by the Manager due to the Company’s material breach), the Management Agreement provides that the Company will pay the Manager a termination payment equal to three times the average annual base management fee earned by the Manager during the 24 month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. In addition, the Company would also be required to refund the Manager for its payment of the initial underwriting discount irrespective of whether during any period of four consecutive calendar quarters during the 16 full calendar quarters after the consummation of this offering the Company’s Core Earnings (as defined in the Management Agreement) for any such four quarter period exceeds the product of (x) the IPO price per share multiplied by the number of shares of common stock sold in the IPO and in the Private Placement and (y) 8%. These provisions increase the effective cost to the Company of electing not to renew, or defaulting in its obligations under, the Management Agreement, thereby adversely affecting the Company’s inclination to end its relationship with the Manager, even if the Company believes the Manager’s performance is not satisfactory.

The Manager is only contractually committed to serve the Company until September 29, 2012. Thereafter, the Management Agreement is renewable on an annual basis; provided, however, that the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage the Company, the Company may not be able to execute its business plan.

The Company does not own the Apollo name, but it may use the name pursuant to a license agreement with Apollo. Use of the name by other parties or the termination of the Company’s license agreement may harm its business.

The Company has entered into a license agreement with Apollo pursuant to which it has granted the Company a non-exclusive, royalty-free license to use the name “Apollo.” Under this agreement, the Company has a right to use this name for so long as the Manager serves as the Company’s manager pursuant to the Management Agreement. Apollo retains the right to continue using the “Apollo” name. The Company cannot preclude Apollo from licensing or transferring the ownership of the “Apollo” name to third parties, some of whom may compete with the Company. Consequently, the Company would be unable to prevent any damage to goodwill that may occur as a result of the activities of Apollo or others. Furthermore, in the event that the license agreement is terminated, the Company will be required to change its name and cease using the name. Any of these events could disrupt the Company’s recognition in the market place, damage any goodwill it may have generated and otherwise harm its business. The license agreement will terminate concurrently with the termination of the Management Agreement.

The manner of determining the base management fee may not provide sufficient incentive to the Manager to maximize risk-adjusted returns on the Company’s investment portfolio since it is based on the Company’s stockholders’ equity (as defined in the Management Agreement) and not on other measures of performance.

The Manager is entitled to receive a base management fee that is based on the amount of the Company’s stockholders’ equity (as defined in the Management Agreement) at the end of each quarter, regardless of the Company’s performance. The Company’s stockholders’ equity for the purposes of calculating the base management fee is not the same as, and could be greater than, the amount of stockholders’ equity shown on the Company’s consolidated financial statements. The possibility exists that significant base management fees could be payable to the Manager for a given quarter despite the fact that the Company could experience a net loss during that quarter. The Manager’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to the Manager to devote its time and effort to source and maximize risk-adjusted returns on the Company’s investment portfolio, which could, in turn, adversely affect the Company’s ability to pay dividends to its stockholders and the market price of its common stock.

The Manager manages the Company’s portfolio pursuant to very broad investment guidelines and the Company’s board of directors does not approve each investment decision made by the Manager, which may result in the Company making riskier investments.

The Manager is authorized to follow very broad investment guidelines and to make most investments without prior approval of the Company’s board of directors. Furthermore, the Manager may use complex strategies and transactions entered into by the Manager that may be difficult or impossible to unwind by the time they are reviewed by the Company’s directors. The Manager has great latitude within the broad investment guidelines in determining the types of assets it may decide are proper investments for the Company, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect the Company’s business operations and results. Decisions made and investments entered into by the Manager may not fully reflect your best interests.

The Manager may change its investment process, or elect not to follow it, without stockholder consent at any time which may adversely affect the Company’s investments.

The Manager may change its investment process without stockholder consent at any time. In addition, there can be no assurance that the Manager will follow the investment process in relation to the identification and underwriting of prospective investments. Changes in the Manager’s investment process may result in inferior due diligence and underwriting standards, which may affect the Company’s investments.

Possession of material, non-public information could prevent the Company from undertaking advantageous transactions; Apollo could decide to establish information barriers.

Apollo generally follows an open architecture approach to information sharing within the larger Apollo organization and does not normally impose information barriers among Apollo and certain of its affiliates. If the Manager were to receive material non-public information about a particular company, or have an interest in investing in a particular company, Apollo or certain of its affiliates may be prevented from investing in such company. Conversely, if Apollo or certain of its affiliates were to receive material non-public information about a particular company, or have an interest in investing in a particular company, the Company may be prevented from investing in such company. This risk affects the Company more than it does investment vehicles that are not related to Apollo, as Apollo generally does not use information barriers that many firms implement to separate persons who make investment decisions from others who might possess material, non-public information that could influence such decisions. Apollo’s approach to these barriers could prevent the Manager’s investment professionals from undertaking advantageous investments or dispositions that would be permissible for them otherwise. In addition, Apollo could in the future decide to establish information barriers, particularly as its business expands and diversifies. In such event, Apollo’s ability to operate as an integrated platform will be restricted and the Manager’s resources may be limited.

The Company is dependent on the Manager and its key personnel for the Company’s success and upon their access to Apollo’s investment professionals and partners. The Company may not find a suitable replacement for the Manager if its management agreement is terminated, or if key personnel leave the employment of the Manager or Apollo or otherwise become unavailable to the Company.

The Company does not have any employees and it relies completely on the Manager to provide it with investment and advisory services. The Company has no separate facilities and is completely reliant on the

Manager, which has significant discretion as to the implementation of the Company’s operating policies and strategies. The Company depends on the diligence, skill and network of business contacts of the Manager. The Company benefits from the personnel, relationships and experience of the Manager’s executive team and other personnel and investors of Apollo. The executive officers and key personnel of the Manager evaluate, negotiate, close and monitor the Company’s investments; therefore, the Company’s success will depend on their continued service. The Company also depends, to a significant extent, on the Manager’s access to the investment professionals and partners of Apollo and the information and deal flow generated by the Apollo investment professionals in the course of their investment and portfolio management activities.

The departure of any senior managers of the Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on the Company’s ability to achieve its investment objectives. In addition, the Company offers no assurance that the Manager will remain its investment manager or that the Company will continue to have access to the Manager’s or Apollo’s executive officers and other investment professionals.

Investigations and reviews of Apollo affiliates’ use of placement agents could harm the Company’s reputation, depress its stock price or have other negative consequences.

Affiliates of the Manager sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of the Manager have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. The California Public Employees’ Retirement System, or CalPERS, one of Apollo’s strategic investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’ purchase of securities in various funds managed by affiliates of the Manager and another asset manager. None of the Company, the Manager or any other Apollo entity is a party to the civil lawsuit, nor does the lawsuit allege any misconduct on the part of any Apollo entity. Apollo has informed the Company that it believes that it has handled its use of placement agents in an appropriate manner and that it is cooperating with such investigations and other reviews. Any unanticipated developments from these or future investigations or changes in industry practice may adversely affect Apollo’s business (including with respect to the Manager) or indirectly thereby, the Company’s business. Even if these investigations or changes in industry practice do not directly or indirectly affect Apollo’s or the Company’s respective businesses, adverse publicity could harm the Company’s reputation and may depress its stock price or have other negative consequences.

RISKS RELATING TO THE COMPANY’S BUSINESS AND STRUCTURE

The Company operates in a competitive market for investment opportunities and future competition may limit its ability to acquire desirable investments in its target assets and could also affect the pricing of these securities.

A number of entities compete with the Company to make the types of investments that the Company plans to make. The Company competes with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Many of the Company’s competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company does. Several other mortgage REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with the Company’s, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to the Company. Many of the Company’s competitors are not subject to the operating constraints associated with REIT qualification or maintenance of the Company’s exemption from the 1940 Act. Furthermore, competition for investments in the Company’s target assets may lead to the price of such assets increasing, which may further limit the Company’s ability to generate desired returns. The Company cannot assure you that the competitive pressures it faces will not have a material adverse effect on its business, financial condition and results of operations. Also, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and the Company can offer no assurance that it will be able to identify and make investments that are consistent with its investment objective.

The Company’s ability to generate returns for its stockholders through its investment, finance and operating strategies is subject to then existing market conditions, and it may make significant changes to these strategies in response to changing market conditions.

The Company has been formed to generate attractive risk-adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. The Company intends to achieve this objective by originating, investing in, acquiring, financing and managing a diversified portfolio of its target assets. In the future, to the extent that market conditions stabilize or change and the Company has sufficient capital to do so, it may, depending on prevailing market conditions, change its investment guidelines in response to opportunities available in different interest rate, economic and credit environments. The Company may make such changes at any time with the approval of its board of directors but without the consent of its stockholders. For example, since the Company’s IPO, its board of directors amended its investment guidelines, (i) so that prior to the Company raising at least $400 million of equity (inclusive of equity raised in the Company’s IPO, the Private Placement and any other offering), the amount which the Company may invest in any single investment has been increased from 15% of the Company’s equity (on a consolidated basis) to 25% of its cash equity (on a consolidated basis) with respect to multi-asset transactions and 20% of its cash equity (on a consolidated basis) with respect to single asset transactions, (ii) to permit the Company to invest in mezzanine loans originated prior to January 1, 2009 (iii) to permit the Company to invest in preferred equity, (iv) to permit the Company to invest no more than 20% of the Company’s cash equity in non-U.S. assets, (v) to permit the Company to invest in a portfolio of debt where up to 20% of the underlying collateral may be comprised of undeveloped land and (vi) to permit the Company to invest up to 15% of the Company’s cash equity in inventory loans on condominium projects. Future changes in the Company’s investment policies could adversely impact the Company’s profitability and risk profile.

The Company depends on information systems and systems failures could significantly disrupt its business, which may, in turn, negatively affect the market price of the Company’s common stock and its ability to pay dividends.

The Company’s business depends on the communications and information systems of Apollo. Any failure or interruption of Apollo’s systems could cause delays or other problems in the Company’s securities trading activities, which could have a material adverse effect on the Company’s operating results and negatively affect the market price of its common stock and its ability to pay dividends to stockholders.

The Company cannot assure you of its ability to pay distributions in the future.

The Company is generally required to distribute to its stockholders at least 90% of its taxable income each year for the Company to qualify as a REIT under the Internal Revenue Code, which requirement the Company currently intends to satisfy through quarterly distributions of all or substantially all of its REIT taxable income in such year, subject to certain adjustments. Dividends will be declared and paid at the discretion of the Company’s board of directors and will depend on the Company’s REIT taxable earnings, its financial condition, maintenance of its REIT qualification and such other factors as the board may deem relevant from time to time. The Company’s ability to pay dividends may be negatively impacted by adverse changes in its operating results.

The Company has a limited operating history and may not be able to operate its business successfully, find suitable investments, or generate sufficient revenue to sustain distributions to stockholders.

The Company was formed on June 29, 2009, and commenced operations only upon completion of its IPO on September 29, 2009. The Company cannot assure you that it will be able to operate its business successfully, find additional suitable investments or implement its operating policies and strategies. The Company’s ability to provide attractive risk-adjusted returns to its stockholders over the long-term depends on the Company’s ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and the Company may not do either. The Company may not be able to generate sufficient revenue from operations to pay its operating expenses and to continue to make distributions to stockholders. The results of the Company’s operations depend on several factors, including the availability of opportunities for the origination or acquisition of target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions.

The Company cannot at the present time predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

The U.S. government, the Federal Reserve, the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions to address the financial crisis. The far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. The Company is unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any. For example, to the extent that new government programs are designed, in part, to restart the market for certain of the Company’s target assets, the establishment of these programs may result in increased competition and higher prices for the Company’s target assets. In addition, the U.S. Government, the Federal Reserve Board of Governors, or the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. On July 21, 2010 President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act the (“Dodd-Frank Act”). The Dodd-Frank Act may impact the securitization market in that it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are transferred, sold or conveyed through issuance of an asset-backed security. Also, the SEC has proposed significant changes to Regulation AB, which, if adopted in their present form, could have sweeping changes to commercial and residential mortgage loan securitization markets as well as to the market for the re-securitization of mortgage-backed securities. Such changes, among other things, require that issuers of asset-backed securities disclose certain fulfilled and unfulfilled repurchase demands for asset-backed securities, conduct reviews of the asset pools underlying asset-backed securities, and publicly disclose the results of such reviews. The SEC has also proposed rules which would require issuers and underwriters to make any third-party due diligence reports on asset-backed securities publicly available. There can be no assurances that such actions will have a beneficial impact on the financial markets. In addition to the foregoing, the United States Congress and/or various state and local legislatures may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material and adverse effect on the Company’s ability to execute its business strategies. The Company cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on the Company’s business, results of operations and financial condition.

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of deterring a third party from making a proposal to acquire the Company or of impeding a change in control under circumstances that otherwise could provide the holders of the Company’s common stock with the opportunity to realize a premium over the then-prevailing market price of the Company’s common stock. The Company is subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between the Company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the Company’s then outstanding voting stock or an affiliate or associate of the Company’s who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the Company’s then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between the Company and an interested stockholder generally must be recommended by the Company’s board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of the Company’s voting stock; and (2) two-thirds of the votes entitled to be cast by holders of the Company’s voting stock other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if the Company’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, the Company’s board of directors has by resolution exempted business combinations (1) between the Company and any other person, provided that such business combination is first approved by the Company’s board of directors (including a majority of the Company’s directors who are not affiliates or associates of such person) and (2) between the Company and Apollo and its affiliates and associates and persons acting in concert with any of the foregoing. As a result, any person described above may be able to enter into business combinations with the Company that may not be in the best interests of the Company’s stockholders, without compliance by the Company with the supermajority vote requirements and other provisions of the statute. There can be no assurance that the Company’s board of directors will not amend or revoke this exemption in the future.

The “control share” provisions of the MGCL provide that a holder of “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such shares except to the extent approved by the Company’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, the Company’s officers and personnel who are also directors. The Company’s bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of the Company’s stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of the MGCL permit the Company’s board of directors, without stockholder approval and regardless of what is currently provided in the Company’s charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) the Company does not yet have. The Company’s charter contains a provision whereby it has elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on its board of directors. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a change in control of the Company under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.

Loss of the Company’s 1940 Act exemption would adversely affect the Company.

The Company conducts its operations so as not to become regulated as an investment company under the 1940 Act. Because the Company is a holding company that conducts its businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are exempted or otherwise excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities the Company owns, may not have a combined value in excess of 40% of the value of the Company’s total assets on an unconsolidated basis, which the Company refers to as the 40% test. This requirement limits the types of businesses in which the Company may engage through its subsidiaries.

Certain of the Company’s subsidiaries, including ACREFI Operating, LLC, qualify for an exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of the Company’s subsidiaries’ portfolios must be comprised of qualifying assets and at least another 25% of each of their portfolios must be comprised of real estate-related assets under the 1940 Act (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans, certain B-Notes and mezzanine loans that satisfy various conditions as set forth in SEC staff no-action letters, and other assets that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the 1940 Act. The Company treats as real estate- related assets CMBS, B-Notes and mezzanine loans that do not satisfy the conditions set forth in the relevant SEC staff no-action letters, debt and equity securities of companies primarily engaged in real estate businesses. With regard to its subsidiaries relying on Section 3(c)(5)(C), the Company relies on other guidance published by the SEC staff or on the Company’s analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, the Company may be required to adjust its strategy accordingly. In addition, the Company may be limited in its ability to make certain investments and these limitations could result in the subsidiary holding assets the Company might wish to sell or selling assets the Company might wish to hold. Although the Company monitors the portfolios of its subsidiaries relying on the Section 3(c)(5)(C) exemption periodically and prior to each acquisition, there can be no assurance that such subsidiaries will be able to maintain this exemption.

The Company may organize subsidiaries in the future that may seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7. To comply with Rule 3a-7, any such subsidiary will need to comply with the restrictions described below, as well as any future guidance that may be issued by the Division of Investment Management of the SEC.

In general, Rule 3a-7 exempts from the 1940 Act issuers that limit their activities as follows:

•	the issuer issues securities the payment of which depends primarily on the cash flow from “eligible assets,” which are assets that by their terms convert into cash within a finite time period;

•

the securities sold are fixed income securities rated investment grade by at least one rating agency except that fixed income securities which are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to “qualified institutional buyers” and to persons involved in the organization or operation of the issuer;

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

In addition, in certain circumstances, compliance with Rule 3a-7 may also require, among other things, that the indenture governing the subsidiary include additional limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the level of transactions that may occur. In light of the requirements of Rule 3a-7, there is no assurance that the Company’s future subsidiaries will be able to rely on this exemption and the Company’s ability to manage assets held in subsidiaries that rely on this exemption will be limited and may restrict the Company’s ability to purchase or sell assets owned by that subsidiary when the Company would otherwise desire to do so, which could lead to losses.

The aggregate value of the Company’s interests in its subsidiaries that rely on Rule 3a-7, will need to amount to less than 20% of the Company’s total assets on an unconsolidated basis.

The Company’s subsidiaries may rely on alternative exemptions under the 1940 Act outside of Section 3(c)(1) or Section 3(c)(7) for purposes of complying with the 40% test. These alternative exemptions may impose limitations on the subsidiary’s organizational form, the types of assets that the subsidiary may hold or require the subsidiary to qualify under a banking, insurance or other regulatory regime. There is no assurance that the Company’s subsidiaries will be able to rely on any alternative exemptions and the Company’s ability to manage assets held in subsidiaries that rely on these alternative exemptions will be limited.

The determination of whether an entity is a majority-owned subsidiary of the Company is made by the Company. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. The Company treats companies in which it owns at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. The Company has not requested the SEC to approve the Company’s treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with the Company’s treatment of one of more companies as majority-owned subsidiaries, the Company would need to adjust its strategy and its assets in order to continue to pass the 40% test. Any such adjustment in the Company’s strategy could have a material adverse effect on the Company.

The Company has organized special purpose subsidiaries that rely on Section 3(c)(7) for their 1940 Act exemption to hold certain assets and, therefore, the Company’s interest in each of these subsidiaries constitutes an “investment security” for purposes of determining whether the Company passes the 40% test.

Qualification for exemption from registration under the 1940 Act will limit the Company’s ability to make certain investments. For example, these restrictions will limit the ability of the Company’s subsidiaries to invest directly in CMBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain in assets not related to real estate.

There can be no assurance that the laws, regulations and the interpretative position of the staff of the Division of Investment Management of the SEC governing the 1940 Act status of REITs will not change in a manner that adversely affects the Company’s operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusions, the Company may be required to adjust its strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to the Company, or it could further inhibit its ability to pursue the strategies it has chosen.

If the Company failed to maintain its exempt status under the 1940 Act and became regulated as an investment company, the Company’s ability to, among other things, use leverage would be substantially reduced and, as a result, the Company would be unable to conduct its business as described in this annual report on Form 10-K.

If the Company or its subsidiaries fail to maintain an exception or exemption from the 1940 Act, the Company could, among other things, be required either to (a) change the manner in which the Company conducts its operations to avoid being required to register as an investment company, (b) effect sales of the Company’s assets in a manner that, or at a time when, the Company would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of the Company’s common stock, the sustainability of its business model, and its ability to make distributions which could have an adverse effect on its business and the market price for shares of its common stock.

The Company’s authorized but unissued shares of common and preferred stock may prevent a change in control.

The Company’s charter authorizes it to issue additional authorized but unissued shares of common or preferred stock. In addition, the board of directors may, without stockholder approval, amend the Company’s charter to increase the aggregate number of the Company’s shares of stock or the number of shares of stock of any class or series that the Company has the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, the Company’s board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of the Company’s common stock or otherwise be in the best interests of its stockholders.

The Company’s rights and the rights of its stockholders to take action against its directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

The Company’s charter limits the liability of its present and former directors and officers to the Company and the Company’s stockholders for money damages to the maximum extent permitted under Maryland law. Under Maryland law, the Company’s present and former directors and officers do not have any liability to the Company and its stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.

The Company’s charter authorizes the Company to indemnify its directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. The Company’s bylaws require it to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to the Company. The Company has entered into indemnification agreements with each of its directors and officers pursuant to which the Company may be obligated to pay or reimburse the defense costs incurred by the Company’s present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.

The Company’s charter contains provisions that make removal of its directors difficult, which could make it difficult for stockholders to effect changes to the Company’s management.

The Company’s charter provides that, subject to the rights of any series of preferred stock, a director may be removed with or without cause upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change the Company’s management by removing and replacing directors and may prevent a change in control of the Company that is in the best interests of stockholders.

Ownership limitations may restrict change of control or business combination opportunities in which the Company’s stockholders might receive a premium for their shares.

In order for the Company to qualify as a REIT, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own the Company’s stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve the Company’s REIT qualification, among other purposes, the Company’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s common stock. This ownership limit could have the effect of discouraging a takeover or other transaction in which holders of the Company’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. The Company’s board of directors has established exemptions from this ownership limit which permit Apollo and certain of its affiliates to collectively hold up to 25% of the Company’s common stock and an institutional investor and certain of its specified affiliates to collectively hold up to 15% of the Company’s common stock.

RISKS RELATED TO THE COMPANY’S FINANCING

The Company’s access to private sources of financing may be limited and thus the Company’s ability to potentially enhance its returns may be adversely affected.

The Company’s access to private sources of financing depends upon a number of factors over which it has little or no control, including:

•	general market conditions;

•	the market’s view of the quality of the Company’s assets;

•	the market’s perception of the Company’s growth potential;

•	the Company’s eligibility to participate in and access capital from programs established by the U.S. Government;

•	the Company’s current and potential future earnings and cash distributions; and

•	the market price of the shares of the Company’s common stock.

Weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide the Company with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on the Company’s private lenders change, they may be required to limit, or increase the cost of, financing they provide to the Company. In general, this could potentially increase the Company’s financing costs and reduce the Company’s liquidity or require it to sell assets at an inopportune time or price.

Consequently, depending on market conditions at the relevant time, the Company may have to rely more heavily on additional equity issuances, which may be dilutive to the Company’s stockholders, or on less efficient forms of debt financing that require a larger portion of the Company’s cash flow from operations, thereby reducing funds available for the Company’s operations, future business opportunities, cash distributions to stockholders and other purposes.

The Company leverages certain of its target assets, which may adversely affect the Company’s return on its investments and may reduce cash available for distribution.

The Company leverages certain of the Company’s target assets through borrowings under the TALF program and repurchase agreements. Leverage can enhance the Company’s potential returns but can also exacerbate losses. The return on the Company’s investments and cash available for distribution to stockholders may be reduced if market conditions cause the cost of the Company’s financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of the Company’s common stock. In addition, the Company’s debt service payments will reduce cash flow available for distributions to stockholders. As a borrower, the Company is also subject to the risk that it may not be able to meet its debt service obligations. To the extent that the Company cannot meet its debt service obligations, the Company risks the loss of some or all of its assets to foreclosure or sale to satisfy its debt obligations.

The Company may increase the amount of leverage it uses in its financing strategy, which would subject it to greater risk of loss.

The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; however, the Company is limited by certain financial covenants under its repurchase agreements. Consistent with the Company’s strategy of keeping leverage within a conservative range, the Company expects that its total borrowings on commercial mortgage and mezzanine loans will be in an amount that is approximately 35% of the value of its total commercial mortgage and mezzanine loans portfolio.

However, the Company may increase the amount of leverage it utilizes at any time without approval of its stockholders. Incurring substantial debt could subject the Company to many risks that, if realized, would materially and adversely affect it, including the risk that:

•

the Company’s cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or the Company may fail to comply with all of the other covenants contained in the debt documents, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that the Company may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) the Company’s inability to borrow unused amounts under the Company’s financing arrangements, even if the Company is current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of the Company’s assets to foreclosure or sale;

•	the Company’s debt may increase its vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•

the Company may be required to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•	the Company may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

Any credit facilities and repurchase agreements that the Company may use to finance its assets may require the Company to provide additional collateral or pay down debt.

In January 2010, the Company entered the JPMorgan Facility, providing the Company with up to $100,000 in borrowing capacity in order to finance the origination and acquisition of first mortgage loans and AAA-rated CMBS. In August 2010, the Company entered the Wells Facility, providing the Company with up to $250,000 in borrowing capacity in order to finance the acquisition of AAA-rated CMBS. The Company may utilize credit facilities and additional repurchase agreements to finance its assets if they become available on acceptable terms. In the event the Company utilizes such financing arrangements, they may involve the risk that the market value of the Company’s assets pledged or sold by the Company to the repurchase agreement counterparty or provider of the credit facility may decline in value, in which case the lender may require the Company to provide additional collateral or to repay all or a portion of the funds advanced. The Company may not have the funds available to repay its debt at that time, which would likely result in defaults unless the Company is able to raise the funds from alternative sources, which the Company may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce the Company’s liquidity and limit its ability to leverage its assets. If the Company cannot meet these requirements, the lender could accelerate the Company’s indebtedness, increase the interest rate on advanced funds and terminate the Company’s ability to borrow funds from them, which could materially and adversely affect the Company’s financial condition and ability to implement its business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, the Company’s loans may become subject to bankruptcy or insolvency proceedings, thus depriving the Company, at least temporarily, of the benefit of these assets. Such an event could restrict the Company’s access to credit facilities and increase the Company’s cost of capital. The providers of repurchase agreement financing and credit facilities may also require the Company to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow the Company to satisfy its collateral obligations. In the event that the Company is unable to meet these collateral obligations, the Company’s financial condition and prospects could deteriorate rapidly.

The Company’s existing credit facilities impose restrictive covenants.

The Company’s credit facilities contain restrictive covenants which impose limitations on the manner in which the Company conducts its business.

For example, the JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500 and a minimum net income covenant ($1 during any four consecutive fiscal quarters). The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). These covenants may restrict the Company’s ability to engage in transactions that it believes would otherwise be in the best interests of its stockholders. Failure to comply with any of the covenants in the JPMorgan Facility or the Wells Facility could result in a default in those facilities. This could cause the Company’s lenders to accelerate the timing of payments which could have a material adverse effect on the Company’s business, financial condition and results of operations, its ability to make distributions to stockholders and the trading price of its common stock.

In the event non-recourse long-term securitizations become available to the Company in the future, such structures may expose the Company to risks which could result in losses to the Company.

The Company may seek to enhance the returns of all or a senior portion of the Company’s commercial mortgage loans through securitizations, should the market to securitize commercial mortgage loans recover. To securitize the Company’s portfolio investments, the Company may create a wholly-owned subsidiary and contribute a pool of assets to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers whom the Company would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and the Company would retain a portion of the equity in the securitized pool of portfolio investments. The successful securitization of the Company’s portfolio investments might expose the Company to losses as the commercial real estate investments in which the Company does not sell interests will tend to be those that are riskier and more likely to generate losses. Securitization financings could also restrict the Company’s ability to sell assets when it would otherwise be advantageous to do so.

Interest rate fluctuations could reduce the income on the Company’s investments and increase the Company’s financing costs.

Changes in interest rates will affect the Company’s operating results as such changes will affect the interest the Company receives on any floating rate interest bearing investments and the financing cost of its floating rate debt, as well as the Company’s interest rate swaps that it may utilize for hedging purposes. Changes in interest rates may also affect borrower default rates, which may result in losses for the Company.

If a counterparty to the Company’s repurchase transactions defaults on its obligation to resell the underlying security back to the Company at the end of the transaction term or if the value of the underlying security has declined as of the end of that term or if the Company defaults on its obligations under the repurchase agreement, the Company will lose money on its repurchase transactions.

When the Company engages in repurchase transactions, it sells securities to lenders (i.e., repurchase agreement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same securities back to the Company at the end of the term of the transaction. Because the cash the Company receives from the lender when it initially sells the securities to the lender is less than the value of those securities (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same securities back to the Company, the Company could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). The Company could also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as the Company would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if the Company defaults on one of its obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with the Company. Any losses the Company incurs on its repurchase transactions could adversely affect the Company’s earnings and thus its cash available for distribution to stockholders.

The Company has utilized TALF financing in its strategy and such financing may subject the Company to additional risks.

The Company has utilized TALF financing, which may subject it to the following additional risks, which could have a material adverse effect on the Company’s net income and the cash the Company has available to fund distributions to its stockholders:

•	Because TALF borrowings are secured facilities, in the case of default, the Company could lose its investment in the collateral the Company pledged to secure such facilities.

•	The Company expects its TALF borrowings to impose restrictions on its ability to transfer assets that secure the facility which could prevent a sale of such assets during optimal periods.

•

All of the Company’s TALF loans need to be repaid or refinanced at maturity (anticipated to occur within three to five years after funding). As a result, the Company will be subject to the risk that, at maturity, alternative financing is either not available or only available on unfavorable terms. In addition, at maturity, the Company may be compelled to sell assets on terms that may not be favorable to it, or surrender the posted collateral to the Federal Reserve Bank of New York, or the FRBNY, resulting in the loss of all or part of the Company’s investment in the collateral.

•

To obtain TALF loans, the Company must execute a customer agreement with at least one primary dealer which will act on its behalf under the TALF program. Such agreements may make the terms of any TALF borrowings less favorable to the Company and/or expose it to additional liabilities.

•

Interest payments received from assets that are used as collateral for a TALF loan must be applied to pay interest on the related TALF loan before any interest payments can be distributed to the Company, and to the extent there are interest payments from the collateral in excess of the required interest payment on the related TALF loan, the amount of such excess interest that will be distributed to the Company may be limited. The Company may also be required to use its capital resources and earnings to keep any TALF loans current. As a result, TALF fundings could require the Company to allocate capital to support repayment of these fundings and away from what may otherwise be more attractive acquisition opportunities.

•

The FRBNY will have full recourse to the Company for repayment of any TALF loan for breaches of the Company’s representations made to its primary dealers in connection with obtaining such loan. As a result, the Company could be subject to losses from any TALF borrowing in excess of the equity it invests to obtain such borrowing.

•

The terms and conditions of the TALF, including asset and borrower eligibility, could be changed at any time which could impact the market value of any of the Company’s assets financed through the TALF.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates, the Company may increase its hedging activity and thus increase its hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom the Company enters into a hedging transaction will most likely result in its default. Default by a party with whom the Company enters into a hedging transaction may result in the loss of unrealized profits and force the Company to cover its commitments, if any, at the then current market price. Although generally the Company will seek to reserve the right to terminate its hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and the Company may not be able to enter into an offsetting contract in order to cover its risk. The Company cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in significant losses.

The Company’s operating results may suffer because losses on the derivatives may not be offset by a change in the fair value of the related hedged transaction.

The Company intends to record derivative and hedging transactions in accordance with accounting principles generally accepted in the U.S., or GAAP. In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company entered into interest rate swaps and caps during 2010 with an aggregate notional equal to the borrowings outstanding under the Wells Facility. The interest rate swaps are intended to hedge the floating-rate borrowings through the expected maturity of the underlying collateral and the interest rate caps are intended to hedge the floating-rate borrowings related to the potential extension of the underlying collateral. However, the Company chose not to pursue hedge accounting for these derivative instruments and will record the change in estimated fair value related to interest rate agreements in earnings. As a result, the Company’s operating results may suffer because losses, if any, on these derivative instruments may not be offset by a change in the fair value of the related hedged transaction or item. The Company may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to other derivative instruments.

Accounting rules for certain of the Company’s transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact the Company’s consolidated financial statements.

Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities and other aspects of the Company’s anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to the Company’s stockholders. Changes in accounting interpretations or assumptions could impact the Company’s consolidated financial statements and the Company’s ability to timely prepare its consolidated financial statements. The Company’s inability to timely prepare its consolidated financial statements in the future would likely adversely affect the Company’s stock price significantly.

Hedging against interest rate exposure may adversely affect the Company’s earnings, which could reduce the Company’s cash available for distribution to its stockholders.

Subject to maintaining the Company’s qualification as a REIT, the Company intends to pursue various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. The Company’s hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. In addition, the Company may fail to recalculate, readjust and execute hedges in an efficient manner.

Any hedging activity in which the Company engages may materially and adversely affect its results of operations and cash flows. Therefore, while the Company may enter into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, the Company may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose the Company to risk of loss.

RISKS RELATED TO THE COMPANY’S INVESTMENTS

The Company cannot assure you that it will be successful in consummating additional investment opportunities it identifies which would likely materially affect its business, financial condition, liquidity and results of operations.

The Company cannot assure you that it will be able to identify additional assets that meet its investment objective, that the Manager’s due diligence processes will uncover all relevant facts regarding such investments, that the Company will be successful in consummating any additional investment opportunities it identifies or that the investments it makes in the future will yield attractive risk-adjusted returns. The Company’s inability to do any of the foregoing likely would materially and adversely affect its business, financial condition, liquidity and results of operations.

The Company may not achieve its targeted internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated.

The Company’s calculations of internal rates of return included in this annual report on Form 10-K with respect to its investments are based on, among other considerations, assumptions regarding the performance of its assets, the costs of financing, the availability of its repurchase facilities and the absence of extensions, dispositions, early prepayments or defaults, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and may have a significant effect on the actual rate of return received on the Company’s target assets. If these assumptions fail to materialize, future returns on the Company’s investments may be significantly lower than initially anticipated. For additional discussion of factors that may affect actual returns on the Company’s investments, see “Quantitative and Qualitative Disclosures about Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”.

The Company may be subject to lender liability claims.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. The Company cannot assure prospective investors that such claims will not arise or that the Company will not be subject to significant liability if a claim of this type did arise.

Any credit ratings assigned to the Company’s investments will be subject to ongoing evaluations and revisions and the Company cannot assure you that those ratings will not be downgraded.

Some of the Company’s assets may be rated by nationally recognized statistical rating organizations or (in the case of TALF funding) CMBS eligible national rating agencies. Any credit ratings on the Company’s assets are subject to ongoing evaluation by credit rating agencies, and these ratings could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of the Company’s investments in the future, the value of these investments could significantly decline, which would adversely affect the value of the Company’s investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to the Company. An investment grade credit rating does not provide assurance that the subject investment will not become impaired.

The Company may experience a decline in the fair value of its assets.

A decline in the fair market value of the Company’s assets may require it to recognize an “other-than-temporary” impairment against such assets under GAAP if the Company was to determine that, with respect to any assets in unrealized loss positions, the Company does not have the ability and intent to hold such assets to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of such assets. On at least a quarterly basis, management will assess both the intent and ability to continue to hold such assets as long-term investments. As part of this process, the Company will monitor these securities for any other-than-temporary impairments. A change in the ability and/or intent to continue to hold these available-for-sale securities could result in the Company recognizing an impairment charge.

Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect the Company’s future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

Some of the Company’s portfolio investments will be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments. Furthermore, the Company’s determinations of fair value may have a material impact on its financial condition, liquidity and results of operations.

The Company expects that the value of some of its investments may not be readily determinable. The Company will value these investments quarterly at fair value, as determined in accordance with GAAP. Because such valuations are subjective, the fair value of certain of the Company’s assets may fluctuate over short periods of time and the Company’s determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. The Company’s determinations of fair value may have a material impact on its earnings, in the case of impaired loans and other assets, trading securities and available-for-sale securities that are subject to other-than-temporary impairments, or the Company’s accumulated other comprehensive income/(loss) in its stockholders’ equity, in the case of available-for-sale securities that are subject only to temporary impairments. Accordingly, the value of the Company’s common stock could be adversely affected by the Company’s determinations regarding the fair value of its investments, whether in the applicable period or in the future.

Additionally, the Company’s results of operations for a given period could be adversely affected if its determinations regarding the fair value of these investments were materially higher than the values that the Company ultimately realizes upon their disposal. The valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

Liability relating to environmental matters may impact the value of properties that the Company may acquire or the properties underlying its investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of the Company’s debt investments becomes liable for removal costs, the ability of the owner to make payments to the Company may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by the Company and on the Company’s ability to make distributions to its stockholders.

If the Company owns any properties, mortgage or other real estate-related loans upon a default of the presence of hazardous substances on a property may adversely affect the Company’s ability to sell the property and the Company may incur substantial remediation costs, thus harming its financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on the Company’s results of operations and financial condition and its ability to make distributions to its stockholders.

Investments in preferred equity involve a greater risk of loss than traditional debt financing.

The Company may invest in real estate preferred equity as an alternative to mezzanine loans, which involves a higher degree of risk than first mortgage loans due to a variety of factors, including the risk that, similar to mezzanine loans, such investments are subordinate to first mortgage loans and are not collateralized by property underlying the investment and, in certain instances, may not have financial performance covenants. Although as a holder of preferred equity the Company may enhance its position with covenants that limit the activities of the entity in which the Company has an interest and protect its equity by obtaining an exclusive right to control the underlying property after an event of default, should such a default occur on its investment, the Company would only be able to proceed against the entity in which it has an interest, and not the property owned by such entity and underlying the Company’s investment. Further, similar to mezzanine loans, preferred equity does not ordinarily afford the holder with the full range of protections of a creditor. As a result, the Company may not recover some or all of its investment.

The lack of liquidity of the Company’s assets may adversely affect the Company’s business, including its ability to value and sell its assets.

The illiquidity of the Company’s investments in commercial mortgage loans, commercial real estate corporate debt and loans and other real estate-related debt investments other than certain of its investments in CMBS may make it difficult for the Company to sell such investments if the need or desire arises. Many of the securities the Company purchases will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B Notes, mezzanine loans and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, the Company expects many of its investments will be illiquid and if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it has previously recorded its investments. Further, the Company may face other restrictions on its ability to liquidate an investment in a business entity to the extent that the Company or the Manager has or could be attributed with material, non-public information regarding such business entity. As a result, the Company’s ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect the Company’s results of operations and financial condition.

The Company’s investments may be concentrated and will be subject to risk of default.

The Company is not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by its board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Guidelines.” Therefore, the Company’s investments in its target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that the Company’s portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of the Company’s investments within a short time period, which may reduce its net income and the value of its common stock and accordingly reduce the Company’s ability to pay dividends to its stockholders. Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which the Company intends to invest.

The Company’s results of operations will be materially affected by conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets and the economy generally. Beginning in mid-2007, global financial markets encountered a series of events from the collapse of the sub-prime mortgage market to the ensuing dramatic widening of credit spreads and corresponding broad-scale freezing of corporate lending. These events led to a significant dislocation in capital markets and created a severe shortage of debt capital for commercial real estate, a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. As a result of these conditions, many traditional commercial mortgage loan and securities investors have suffered severe losses in their loan and securities portfolios and several major market participants have failed or been impaired, resulting in a severe contraction in market liquidity and in a sharp reduction in the availability of credit for real estate-related assets. The resulting illiquidity has negatively affected both the terms and availability of financing for all real estate-related assets, and has generally resulted in real estate-related assets trading at significantly lower prices and higher yields compared to prior periods. Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of the Company’s investments. Furthermore, if these conditions persist, institutions from which the Company may seek financing for its investments may become insolvent or tighten their lending standards, which could make it more difficult for the Company to obtain financing on favorable terms or at all. The Company’s profitability may be adversely affected if it is unable to obtain cost-effective financing for its investments.

The commercial mortgage loans and other commercial real estate-related loans the Company invests in and the commercial mortgage loans underlying the CMBS the Company invests in are subject to delinquency, foreclosure and loss, any or all of which could result in losses to the Company.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with mortgage loans made on the security of one to four family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The Manager will make certain estimates of losses during its underwriting of commercial mortgage loans. However, estimates may not prove accurate, as actual results may vary from estimates. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage or other real estate-related loan held directly by the Company, the Company will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial mortgage loan or other real estate-related loan, which could have a material adverse effect on the Company’s cash flow from operations. In the event of the bankruptcy of a commercial mortgage loan borrower or other real estate-related loan borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Foreclosure of a commercial mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on the Company’s anticipated return on the foreclosed mortgage loan. CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the CMBS the Company invests in are subject to all of the risks of the underlying mortgage loans.

The Company’s investments in B Notes and mezzanine loans may be subject to losses. The B Notes in which the Company may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to the Company.

As part of the Company’s whole loan origination platform, the Company may retain from whole loans it acquires or originates, subordinate interests referred to as B Notes. B Notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A Note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. The Company cannot predict the terms of each B Note investment. Similar to the Company’s B Note strategy, the Company may originate or acquire mezzanine loans originated after January 1, 2009, which are loans made to property owners that are secured by pledges of the borrower’s ownership interests, in whole or in part, in entities that directly or indirectly own the real property. The loan to value and last dollar of exposure of the mezzanine loans will not differ greatly from the whole loans the Company originates or acquires, with the key distinction being that the most senior portion of the loan with the least credit risk is owned by a third party lender. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, mezzanine loans are by their nature structurally subordinated to more senior property level financings. If a borrower defaults on the Company’s mezzanine loan or on debt senior to the Company’s loan, or in the event of a borrower bankruptcy, the Company’s mezzanine loan will be satisfied only after the property level debt and other senior debt is paid in full. Significant losses related to the Company’s B Notes or mezzanine loans would result in operating losses for the Company and may limit the Company’s ability to make distributions to its stockholders.

The Company will likely not control the special servicing of the mortgage loans included in the CMBS in which it invests and, in such cases, the special servicer may take actions that could adversely affect the Company’s interests.

With respect to each series of the CMBS in which the Company invests, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificateholder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of certificates in such series (except in the case of TALF-financed newly issued CMBS and certain other CMBS, where control over the servicing of the underlying mortgage loans must not be held by investors in a subordinate class of the CMBS once the principal balance of that class is reduced to less than 25% of its initial principal balance as a result of both actual realized losses and “appraisal reduction amounts”). In general, the Company will target for acquisition “investment grade” CMBS (which are rated Aaa/AAA through Baa3/BBB- by nationally recognized statistical rating organizations) issued on or after September 1, 2009. In addition, the Company will also seek to acquire CMBS issued prior to January 1, 2009 with an emphasis on tranches that have retained their AAA credit rating. Since the Company will initially focus on these classes of CMBS, the Company will likely not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions with respect to the specially serviced mortgage loans that could adversely affect the Company’s interests. However, the special servicer is generally not permitted to take actions that are prohibited by law or violate the applicable servicing standard or the terms of the mortgage loan documents.

The Company’s investments in commercial real estate corporate debt and loans and debt securities of commercial real estate operating or finance companies will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

The Company may invest in commercial real estate corporate debt and loans and debt securities of commercial real estate operating or finance companies, including REITs. These investments will involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities are often non-collateralized and may also be subordinated to its other obligations. The Company may invest in debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Investments that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. The Company has not adopted any limit on such investments.

These investments will also subject the Company to the risks inherent with real estate-related investments, including the risks described with respect to commercial properties and similar risks, including:

•	risks of delinquency and foreclosure, and risks of loss in the event thereof;

•	the dependence upon the successful operation of, and net income from, real property;

•	risks generally incident to interests in real property; and

•	risks specific to the type and use of a particular property.

These risks may adversely affect the value of the Company’s investments in commercial real estate operating and finance companies and the ability of the issuers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair the Company’s investments and harm its operations.

The Company believes the risks associated with its business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. In addition, the Company’s investment model may be adversely affected if the current economic recession continues longer or is deeper than the Company anticipates. Declining real estate values will likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on the Company’s loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that the Company will incur losses on its loans in the event of default because the value of its collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect the Company’s manager’s ability to invest in, sell and securitize loans, which would materially and adversely affect the Company’s results of operations, financial condition, liquidity and business and the Company’s ability to pay dividends to stockholders.

The Company’s real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of or return from a loan secured by a particular property.

The Company may own real estate directly in the future upon a default of mortgage or other real estate-related loans. Real estate investments are subject to various risks, including:

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

If any of these or similar events occurs, it may reduce the Company’s return from an affected property or investment and reduce or eliminate the Company’s ability to pay dividends to stockholders.

RISKS RELATED TO THE COMPANY’S TAXATION AS A REIT

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code, and the Company’s failure to qualify as a REIT or remain qualified as a REIT would subject it to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to the Company’s stockholders.

The Company believes that it has been organized and operates and intends to continue to be organized and to operate in a manner that will allow it to qualify as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2009. The Company has not requested and does not intend to request a ruling from the Internal Revenue Service, or the IRS, that it qualifies as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, the Company must meet, on an ongoing basis, various tests regarding the nature and diversification of its assets and its income, the ownership of its outstanding shares, and the amount of its distributions. Even a technical or inadvertent violation could jeopardize the Company’s REIT qualification. The Company’s ability to satisfy the asset tests depends upon its analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination, and for which the Company will not obtain independent appraisals. The Company’s compliance with the REIT income and quarterly asset requirements also depends upon the Company’s ability to successfully manage the composition of its income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for the Company to qualify as a REIT. In addition, the Company’s ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence, including in cases where the Company owns an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, while the Company intends to operate so that it will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in its circumstances, no assurance can be given that the Company will so qualify for any particular year.

If the Company fails to qualify as a REIT in any taxable year, and the Company does not qualify for certain statutory relief provisions, it would be required to pay U.S. federal income tax on its taxable income, and distributions to its stockholders would not be deductible by the Company in determining its taxable income. In such a case, the Company might need to borrow money or sell assets in order to pay its taxes. The Company’s payment of income tax would decrease the amount of its income available for distribution to stockholders. Furthermore, if the Company fails to maintain its qualification as a REIT, the Company no longer would be required to distribute substantially all of its taxable income to stockholders. In addition, unless the Company were eligible for certain statutory relief provisions, it could not re-elect to qualify as a REIT for the subsequent four taxable years following the year in which it failed to qualify.

Complying with REIT requirements may force the Company to liquidate or forego otherwise attractive investments.

To qualify as a REIT, the Company must ensure that it meets the REIT gross income test annually and that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of the Company’s investments in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of the Company’s total securities can be represented by securities of one or more taxable REIT subsidiaries, or TRSs. If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from its portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to the Company in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing the Company’s income and amounts available for distribution to its stockholders.

REIT distribution requirements could adversely the Company’s ability to execute its business plan and may require the Company to incur debt or sell assets to make such distributions.

In order to qualify as a REIT, the Company must distribute to its stockholders, each calendar year, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that the Company satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed income. In addition, the Company will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. The Company intends to distribute its net income to its stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% nondeductible excise tax.

In addition, the Company’s taxable income may substantially exceed its net income as determined by GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, the Company may be required to accrue interest and discount income on mortgage loans, CMBS, and other types of debt securities or interests in debt securities before it receives any payments of interest or principal on such assets. The Company may be required under the terms of the indebtedness that it incurs, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that the Company will recognize income but will not have a corresponding amount of cash available for distribution to its stockholders.

As a result of the foregoing, the Company may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, the Company may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of the Company’s shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder the Company’s ability to grow, which could adversely affect the value of its common stock.

Even if the Company qualifies as a REIT, it may face tax liabilities that reduce its cash flow.

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, ACREFI I TRS, Inc. (“ACREFI TRS”), a Delaware corporation that is indirectly wholly owned by the Company and with which the Company has made a joint election to treat as a TRS, and any other TRSs the Company owns, will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, the Company may hold some of its assets through taxable subsidiary corporations, including ACREFI TRS or any other TRSs the Company may form. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to the Company’s stockholders.

The failure of mortgage loans or CMBS subject to a repurchase agreement or a mezzanine loan to qualify as a real estate asset would adversely affect the Company’s ability to qualify as a REIT.

When the Company enters into repurchase agreements, it will nominally sell certain of its assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. The Company believes that it will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that the Company did not own the assets during the term of the repurchase agreement, in which case the Company could fail to qualify as a REIT. In January 2010, the Company entered into the JPMorgan Facility, providing the Company with up to $100 million in borrowing capacity in order to finance the origination and acquisition of first mortgage loans and AAA-rated CMBS. In August 2010, the Company entered into the Wells Facility, providing the Company with up to $250 million in borrowing capacity in order to finance the acquisition of AAA-rated CMBS.

In addition, the Company has and may continue to acquire and originate mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. The Company expects to treat certain mezzanine loans that may not meet all of the requirements for reliance on this safe harbor as real estate assets giving rise to qualifying mortgage interest for purposes of the REIT asset and income requirements, or otherwise not adversely affecting the Company’s qualification as a REIT. There can be no assurance that the IRS will not challenge the tax treatment of these mezzanine loans, and if such a challenge were sustained, the Company could in certain circumstances be required to pay a penalty tax or fail to qualify as a REIT.

The Company may be required to report taxable income for certain investments in excess of the economic income the Company ultimately realizes from them.

The Company may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless the Company elects to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If the Company collects less on the debt instrument than the Company’s purchase price plus the market discount the Company had previously reported as income, it may not be able to benefit from any offsetting loss deductions.

Similarly, some of the CMBS that the Company acquires may have been issued with original issue discount. The Company will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such CMBS will be made. If such CMBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

Finally, in the event that any debt instruments or CMBS acquired by the Company are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, the Company may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, the Company may be required to accrue interest income with respect to subordinate mortgage-backed securities at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while the Company would in general ultimately have an offsetting loss deduction available to the Company when such interest was determined to be uncollectible, the utility of that deduction could depend on the Company’s having taxable income in that later year or thereafter.

The “taxable mortgage pool” rules may increase the taxes that the Company or its stockholders may incur, and may limit the manner in which the Company effects future securitizations.

Securitizations by the Company or its subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, the Company could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from the Company that is attributable to any such excess inclusion income. In addition, to the extent that the Company’s common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, the Company may incur a corporate level tax on a portion of any excess inclusion income. Moreover, the Company could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent the Company from using certain techniques to maximize its returns from securitization transactions.

Although the Company’s use of taxable REIT subsidiaries, or TRSs, may be able to partially mitigate the impact of meeting the requirements necessary to maintain the Company’s qualification as a REIT, the Company’s ownership of and relationship with its TRSs is limited and a failure to comply with the limits would jeopardize the Company’s REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

ACREFI TRS and any other TRSs that the Company may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to the Company but will not be required to be distributed to the Company, unless necessary to maintain the Company’s REIT qualification. While the Company will be monitoring the aggregate value of the securities of the Company’s TRSs and intends to conduct its affairs so that such securities will represent less than 25% of the value of the Company’s total assets, there can be no assurance that the Company will be able to comply with the TRS limitation in all market conditions.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of the Company’s shares.

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 35% maximum U.S. federal income tax rate on ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Company’s shares.

Complying with REIT requirements may limit the Company’s ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit the Company’s ability to hedge its assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge its interest rate exposure will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, the Company may have to limit its use of hedging techniques that might otherwise be advantageous or implement those hedges through ACREFI TRS or another

TRS. This could increase the cost of the Company’s hedging activities because the Company’s TRS would be subject to tax on gains or expose the Company to greater risks associated with changes in interest rates than the Company would otherwise want to bear. In addition, losses in the Company’s TRS will generally not provide any tax benefit to the Company, although such losses may be carried forward to offset future taxable income of the TRS.

The tax on prohibited transactions will limit the Company’s ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. The Company might be subject to this tax if it was to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, the Company may choose not to engage in certain sales of loans, other than through a TRS, and the Company may be required to limit the structures it uses for its securitization transactions, even though such sales or structures might otherwise be beneficial for the Company.

The Company may be subject to adverse legislative or regulatory tax changes that could reduce the market price of shares of its common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. The Company cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. The Company and its stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company uses the offices of the Manager located at 9 West 57th Street, New York, NY 10019, telephone 212-515-3200.

Item 3.	Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2010, the Company was not involved in any legal proceedings. To date, the Company has not been required to make any payments to the IRS as a penalty for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on the New York Stock Exchange, under the symbol “ARI.” On March 7, 2011, the last sales price for the Company’s common stock on the New York Stock Exchange was $16.78 per share. The following table sets forth the high and low sales prices per share of the common stock during each calendar quarter for the years indicated:

	High	Low
2010
Fourth quarter	$17.03	$16.15
Third quarter	$17.53	$16.07
Second quarter	$18.47	$16.09
First quarter	$18.18	$17.49

2009
Fourth quarter	$18.57	$17.28
Third quarter	$20.00	$18.30

Holders

As of March 7, 2011, the Company had 18 registered holders of its common stock. The 18 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

Dividends

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2009 and, as such, anticipates distributing annually at least 90% of its REIT taxable income. Although the Company may borrow funds to make distributions, once the Company’s available capital is fully deployed, cash for such distributions is expected to be largely generated from the Company’s results of operations. Dividends are declared and paid at the discretion of the Board and depend on cash available for distribution, financial condition, the Company’s ability to maintain its qualification as a REIT, and such other factors that the Board may deem relevant. See Item 1A, “Risk Factors”, and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends.

For the period from September 29, 2009 (commencement of operations) to December 31, 2009, the Company was in a net taxable loss position for 2009. As such, the Company was not required to and did not make any distributions for 2009.

During 2010, the Company declared and paid the following quarterly dividends:

Declaration Date	Record Date	Payment Date	Amount per Share
March 17, 2010	March 31, 2010	April 12, 2010	$0.35
May 12, 2010	June 30, 2010	July 12, 2010	$0.35
August 11, 2010	September 30, 2010	October 12, 2010	$0.40
November 10, 2010	December 31, 2010	January 12, 2011	$0.40

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index (the “Russell 2000”) and the SNL Finance REIT Index, a peer group index from September 23, 2009 (commencement of trading on the New York Stock Exchange) to December 31, 2010. The graph assumes that $100 was invested on September 23, 2009 in the Company’s common shares, the S&P 500 Index, the Russell 2000 and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
Index	9/23/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10
Apollo Commercial Real Estate Finance, Inc.	100.00	89.95	91.82	85.65	85.69	89.32
Russell 2000	100.00	102.38	111.44	100.38	111.71	129.87
S&P 500	100.00	105.71	111.40	98.67	109.82	121.63
SNL Finance REIT (1)	100.00	95.47	99.45	99.79	107.16	118.83

(1)

As of December 31, 2010, the SNL Finance REIT Index comprised the following companies: American Capital Agency Corp., American Church Mortgage, American Mortgage Acceptance, Annaly Capital Management, Anthracite Capital Inc., Anworth Mortgage Asset Corp., Apollo Commercial Real Estate Finance, Inc., Arbor Realty Trust Inc., ARMOUR Residential REIT Inc., Bimini Capital Management, Inc, BRT Realty Trust, Capital Trust Inc., Capstead Mortgage Corp., Chimera Investment Corp., Colony Financial Inc., CreXus Investment Corp., Cypress Sharpridge Investments, Dynex Capital Inc., Eastern Light Capital, Inc, Gramercy Capital Corp., Hatteras Financial Corp., Invesco Mortgage Capital Inc., iStar Financial Inc., JER Investors Trust Inc., MFA Financial, New York Mortgage Trust Inc., Newcastle

Investment Corp., NorthStar Realty Finance Corp., Origen Financial Inc., PennyMac Mortgage Investment, PMC Commercial Trust, RAIT Financial Trust, Realty Finance Corporation, Redwood Trust Inc., Resource Capital Corp., Starwood Property Trust, Inc., TMST, Inc., Two Harbors Investment Corp., Walter Investment Management Corp.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2009, the Company adopted the 2009 Equity Compensation Plan (or the “2009 Plan”). The 2009 Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock at the time of the award. At December 31, 2010, 1.5%, or a total of 270,787 restricted shares and restricted stock units, had been granted and 6.0%, or 1,053,110 shares, remained available for future issuance under the 2009 Plan. (For further discussion of the 2009 Plan, see Note 10 to the consolidated financial statements included under Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.)

The following table presents certain information about our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	1,053,110
Equity compensation plans not approved by stockholders	—	—	—

Total	—	$—	1,053,110

Recent Sales of Unregistered Securities

On September 23, 2009, concurrent with the consummation of the IPO, the Company completed the Private Placement in which it sold 500,000 shares of its common stock to Apollo and certain of its affiliates, at a price of $20.00 per share for aggregate proceeds of $10,000. The Company did not pay any underwriting discounts or commissions in connection with the Private Placement. In conducting the Private Placement, the Company relied upon the exemption from registration provided by Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is set forth under Part III, Item 12 of this annual report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

The Company did not repurchase any of its equity securities from October 1, 2010 to December 31, 2010.

Item 6.	Selected Financial Data.

The selected financial data set forth below at December 31, 2010 and 2009, for the year ended December 31, 2010 and the period from September 29, 2009 (commencement of operations) to December 31, 2009 has been derived from the Company’s audited consolidated financial statements.

This information should be read in conjunction with Item 1. “Business”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto included in Item 8 “Financial Statements and Supplementary Data”.

	For the Year Ended December 31, 2010	For the Period From September 29, 2009 (Commencement of Operations) to December 31, 2009
	(In thousands, except per share data)
Operating Data:
Interest income	$32,485	$595
Interest expense	$10,714	$104
Net interest margin	$21,771	$491
Operating expenses	$8,895	$2,728
Interest on cash balances	$16	$65
Net unrealized loss	$(1,379)	—
Net realized loss	$(514)	—
Net income (loss)	$10,999	$(2,172)
Net income (loss) per share—basic and diluted	$0.87	$(0.21)

Dividends declared per share	$1.50	—

Balance Sheet Data (at period end):
Total assets	$858,147	$335,137
Total liabilities	$560,309	$139,840
Total stockholders’ equity	$297,838	$195,297

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s financial statements and accompanying notes included in Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Overview

The Company is a commercial real estate finance company that originates, acquires, invests in and manages performing commercial first mortgage loans, CMBS, mezzanine financings and other commercial real estate-related debt investments in the U.S. The Company refers to these asset classes as its target assets.

The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo. The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to stockholders over the long term, primarily through dividends and secondarily through capital appreciation. At December 31, 2010, the Company held a diversified portfolio comprised of approximately $642,784 of AAA-rated CMBS, $109,695 of first mortgage loans and $58,985 of mezzanine loans. The Company has financed this portfolio with $540,062 of borrowings at December 31, 2010 collateralized by AAA-rate CMBS. As of this date, the Company also had $37,894 of available cash and $100,000 of available borrowing capacity under a $100,000 repurchase facility with JPMorgan Chase Bank, N.A.

The Company is a Maryland corporation that was organized in 2009 and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the year ended December 31, 2009. The Company generally is not subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes all or up to 90% of its taxable income to stockholders and maintains its intended qualification as a REIT. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the 1940 Act.

Results of Operations

The following discussion of the Company’s results of operations highlights the Company’s performance for the year ended December 31, 2010. The Company does not believe that a comparison of the Company’s results of operations with the period ended December 31, 2009 is meaningful because the Company commenced operations on September 29, 2009 and had only one quarter of operations for all of calendar year 2009.

Investments

The following table sets forth certain information regarding the Company’s investments at December 31, 2010:

Description	Face Amount	Carrying Value	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)*
CMBS—TALF collateral:
BSCMS 07-PW16 A2	$45,000	$47,081	1.6	$38,221	2.8%	2.0
BSCMS 2007-PW18 A2	13,493	14,021	2.1	11,449	2.7	2.2
CD 2007-CD4 A2B	28,000	28,797	1.9	23,779	2.8	2.1
JPMCC 2006-LDP8 A2	27,154	28,270	2.1	23,046	2.7	2.2
JPMCC 07-LD11 A2	25,000	25,856	1.6	20,958	3.6	4.0
JPMCC 2007-LD12 A2	34,800	36,025	1.8	29,521	2.7	2.2
LBUBS 06-C7 A2	33,810	34,427	1.0	28,642	2.7	2.0
LBUBS 07-C6 A2	22,362	23,127	1.6	18,934	2.8	2.1
MSC 06-HQ10 A2	3,170	3,206	0.6	2,695	2.7	2.0
MSC 07-IQ14 A2	39,100	40,385	1.8	33,192	2.8	2.1
WBCMT 07-C33 A2	24,158	25,162	1.6	20,998	2.7	2.0
WBCMT 07-C32 A2	55,105	57,303	1.6	45,899	2.7	2.1

Total CMBS—TALF collateral	351,152	363,660	1.7	297,334	2.8	2.2

CMBS—Wells Facility collateral:
BSCMS 2007-PW18 A2	30,575	31,772	2.1	26,753	2.2	2.6
GSMS 2007-GG10 A2	126,171	129,928	1.6	113,554	2.2	2.6
JPMCC 2007-LDPX A2S	41,000	41,666	1.6	36,900	2.4	2.6
JPMCC 2007-CB19 A2	14,741	15,210	1.5	13,267	2.3	2.6
JPMCC 2007-CB20 A2	11,469	11,851	1.9	10,322	2.2	2.6
MSC 2007-HQ11 A31	28,786	29,668	2.9	25,188	2.1	2.6
WBCMT 2007-C31 A2	18,605	19,029	1.5	16,744	2.3	2.6

Total CMBS—Wells Facility collateral	271,347	279,124	1.8	242,728	2.2	2.6

First mortgages
Hotel—NY, NY	32,000	32,000	4.1	—	—	—
Office Condo (Headquarters)—NY, NY	27,859	27,859	4.1	—	—	—
Hotel—Silver Spring, MD	25,836	25,836	4.3	—	—	—
Hotel—NY, NY	24,000	24,000	1.7	—	—	—

Total first mortgages	109,695	109,695	3.6	—	—	—

Mezzanine loans
Retail portfolio (Senior)—Various	30,000	30,000	8.9	—	—	—
Retail portfolio (Junior)—Various	20,000	20,000	8.9	—	—	—
Office—Troy, MI	8,985	8,985	9.4	—	—	—

Total mezzanine loans	58,985	58,985	9.0	—		—

Total	$791,179	$811,464	2.5	$540,062	2.6%	2.4

*	Assumes extension options on Wells Facility are exercised.

Investment Activity

CMBS. During 2010, the Company purchased AAA-rated legacy CMBS with a face amount of $223,014 and a cost of $229,169 as collateral for potential borrowings under the TALF program. Securities with a face amount of $210,908 were financed through the TALF. One AAA-rated legacy CMBS with a face amount of $12,106 and an amortized cost of $12,221 was not accepted for the TALF financing and was sold during February 2010, resulting in a realized loss of $33.

During 2010, the Company also purchased AAA-rated legacy CMBS with a face amount of $271,347 and a cost of $282,398 and financed the purchases with $242,728 of borrowings under the Company’s Wells Facility. See “—Liquidity and Capital Resources” below for further discussion of this facility. The Company elected the Fair Value Option for all of the CMBS financed under the Wells Facility with unrealized gains and losses presented in net income.

During 2009, the Company purchased AAA-rated legacy CMBS with an aggregate face value of $151,045 and a cost of $154,747 which are designated as available-for-sale. All of the AAA-rated CMBS purchased during 2009 are pledged as collateral for borrowings under TALF.

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

Mezzanine loans. In May 2010, the Company invested $9,000 in a mezzanine loan originated as part of a $42,000 10-year financing package collateralized by a 506,590 square foot Class A office building in Troy, Michigan. The financing package is comprised of a $33,000 first mortgage loan and the Company’s $9,000 mezzanine loan. The mezzanine loan has a 10-year term, a fixed interest rate of 13.0%, an appraised loan-to-value of approximately 70% and will amortize on a 25-year schedule.

Net Investment Income

The following table sets forth certain information regarding the Company’s investments at December 31, 2010:

Asset type	Cost Basis	Borrowings	Invested equity at cost	Weighted Average IRR *
Commercial mortgage loans	$109,695	$—	$109,695	8.3	%**
Mezzanine Loans	58,985	—	58,985	13.0
AAA CMBS—financed with TALF borrowings	357,301	(297,334)	59,967	13.4
AAA CMBS—financed with Wells Facility borrowings	280,890	(242,728)	38,162	11.6

Total invested equity at cost	$806,871	$(540,062)	$266,809	11.0%

*

The internal rate of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no extensions, dispositions, early prepayments or defaults and include the fully hedged cost of borrowings under the Wells Facility. The Company has also assumed that the cost of financing each investment will remain constant over the life of the investment. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See Item 1A “Risk Factors” for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.

**	The IRR for commercial mortgage loans does not reflect any leverage at December 31, 2010. The Company may use available leverage to improve expected returns on equity invested.

Operating Expenses

Management Fee Expense. The Company pays its Manager a quarterly management fee equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement). The Company recorded management fee expense of $3,339 for the year ended December 31, 2010 and $763 for the period from September 29, 2009 (commencement of operations) to December 31, 2009.

General and Administrative Expenses. The Company recorded general and administrative expenses of $4,104 for the year ended December 31, 2010, which represent professional fees, insurance, and overhead costs of the Company. The Company also incurred stock-based compensation expense of $1,452 related to restricted stock and RSU vesting for the year ended December 31, 2010. For the period from September 29, 2009 (commencement of operations) to December 31, 2009, the Company recorded general and administrative expenses of $1,573 and stock-based compensation expense of $392.

The management fees, expense reimbursements and the relationship between the Company and its Manager are discussed further in Note 9—Related Party Transactions.

Realized and unrealized gain/loss

In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company entered into interest rate swaps and caps during 2010 with an aggregate notional equal to the borrowings outstanding under the Wells Facility. The interest rate swaps are intended to hedge the floating-rate borrowings through the expected maturity of the underlying collateral and the interest rate caps are intended to hedge the floating-rate borrowings related to the potential extension of the underlying collateral.

The Company chose not to pursue hedge accounting for these derivative instruments and will record the change in estimated fair value related to interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to the AAA-rated CMBS securing the Wells Facility in earnings by electing the fair value option. This election allows the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate hedges without having to apply complex hedge accounting provisions.

The following amounts related to changes in fair value of the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the year ended December 31, 2010:

For the year ended December 31, 2010
Unrealized loss on securities	$(1,766)
Unrealized gain on derivative instruments	387
Realized loss on derivative instruments	(481)

Total	$(1,860)

Dividends

To date, the Company has declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 17, 2010	March 31, 2010	April 12, 2010	$0.35
May 12, 2010	June 30, 2010	July 12, 2010	$0.35
August 11, 2010	September 30, 2010	October 12, 2010	$0.40
November 10, 2010	December 31, 2010	January 12, 2011	$0.40

For the year ended December 31, 2010, the Company recorded dividends totaling $21,675 and net income for the same period of $10,999. The difference between dividend and net income is primarily related to non-cash charges in income related to premium amortization, non-cash stock-based compensation, amortization of deferred financing fees and unrealized gains (losses) included in earnings.

Subsequent Events

Credit Facility. During January 2011, the Company utilized the first of two extension options available under the JPMorgan Facility. The extended maturity date is January 4, 2012 with the ability to extend for an additional 364 days at the Company’s option. At December 31, 2010 there were no borrowings outstanding under the JPMorgan Facility but the Company expects to use the facility during 2011.

Investment Activity. During March 2011, the Company completed the origination of an $8,800 fixed-rate first mortgage loan secured by a multi-family property located in Los Angeles, CA with an LTV of 52%. The loan is interest-only with a stated interest rate of 7.50% and matures in June 2011.

Dividends. On March 9, 2011, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on April 12, 2011 to common stockholders of record on March 31, 2011.

Share-Based Payments. During March 2010, the Company’s board of directors approved the April 1, 2011 grant of 5,000 RSUs to certain personnel of the Manager. The RSUs will vest ratably over twelve quarters with the initial vesting date scheduled for July 1, 2011 and the final vesting date scheduled for April 1, 2014.

Factors impacting operating results

The Company expects that its results of operations will be affected by a number of factors and will primarily depend on, among other things, the level of the interest income from target assets, the market value of its assets and the supply of, and demand for, commercial mortgage loans, CMBS, commercial real estate corporate debt and loans and other real estate-related debt investments in which the Company invests, and the financing and other costs associated with its business. Interest income and borrowing costs are expected to vary as a result of changes in interest rates and the availability of government sponsored financing, each of which could impact the net interest the Company receives on commercial mortgage loans and CMBS assets. The Company’s operating results may also be impacted by conditions in the financial markets, credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose commercial mortgage loans are held directly by the Company or are included in the Company’s CMBS.

Changes in market interest rates. With respect to the Company’s business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of commercial mortgage loans, CMBS and commercial real estate corporate debt and loans to decline; (iii) coupons on variable rate commercial mortgage loans and commercial real estate corporate debt and loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of the Company’s investments, prepayments on commercial mortgage loan, CMBS and commercial real estate corporate debt and loans portfolio to slow, and (v) to the extent the Company enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of commercial mortgage loan, CMBS and commercial real estate corporate debt and loans portfolio to increase; (iii) coupons on variable rate commercial mortgage loans, CMBS and commercial real estate corporate debt and loans to reset, although on a delayed basis, to lower interest rates; (iv) to the extent applicable under the terms of the Company’s investments, prepayments on commercial mortgage loan, CMBS and commercial real estate corporate debt and loan portfolio to increase, and (v) to the extent the Company enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to decrease.

Changes in Fair Value of Assets. The Company’s AAA-rated CMBS pledged under TALF will be carried at fair value, as available-for-sale securities in accordance with GAAP, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. The Company does not expect that changes in the fair value of these assets will normally impact operating results. However, at least on a quarterly basis, management will assess both the intent and ability to continue to hold such assets as long-term investments. As part of this process, the Company will monitor these securities for any other-than-temporary impairments. A change in the ability and/or intent to continue to hold these available-for-sale securities could result in the Company recognizing an impairment charge.

The Company elected the fair value option for securities purchased and pledged under the Wells Facility. The fair value option allows the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings. Management believes that the election of the fair value option for this portion of the Company’s CMBS portfolio improves financial reporting by aligning the change in the estimated fair value of the securities and the related interest rate hedges without having to apply complex hedge accounting provisions.

Credit risk. One of the Company’s strategic focuses is acquiring assets which are believed to be of high credit quality. Management believes this strategy will generally keep credit losses and financing costs low. However, the Company does expect to be subject to varying degrees of credit risk in connection with its target assets. The Manager will seek to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with Apollo’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Manager will enhance its due diligence and underwriting efforts by accessing Apollo’s extensive knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.

Size of portfolio. The size of the Company’s portfolio of assets, as measured by the aggregate principal balance of commercial mortgage-related loans and securities and the other assets owned is also a key revenue driver. Generally, as the size of the Company’s portfolio grows, the amount of interest income received increases. A larger portfolio, however, may result in increased expenses as the Company may incur additional interest expense to finance the purchase of assets.

Market conditions. The Company believes that the current market environment presents a compelling opportunity to achieve attractive risk adjusted returns in senior performing commercial real estate debt investments. Beginning in mid-2007, global financial markets encountered a series of events from the collapse of the sub-prime residential mortgage market to the ensuing dramatic widening of credit spreads and corresponding broad-scale freezing of corporate lending. These events led to a significant dislocation in capital markets and created a severe shortage of debt capital across markets, a deleveraging of the entire global financial system and the severe decline in the market for mortgage, real estate-related and other financial assets. As a result of these conditions, many traditional commercial real estate mortgage loan and securities investors have suffered severe losses in their loan and securities portfolios and several major market participants have failed or been impaired, resulting in a severe contraction in market liquidity and in a sharp reduction in the availability of credit for real estate-related assets and the cost of mortgage financing has increased.

During 2009 and 2010, the demand for new capital to refinance maturing commercial mortgage debt was tapered by the volume of extensions that were granted by lenders across the commercial mortgage loan industry. In addition, in 2009, the Internal Revenue Service and the Department of the Treasury issued guidance which provided loan servicers with increased flexibility in relation to their ability to modify commercial mortgage loans held by Real Estate Mortgage Investment Conduits, or REMICs, opening the door to previously unavailable loan restructurings. Despite this trend, the Company was able to deploy substantially all of the IPO and the Private Placement proceeds in its target asset classes. In addition, the Company believes that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased demand for new capital to replace maturing loans and opportunities for us to originate first mortgage loans in the market. The Company estimates that from 2011 to 2015, approximately $1 trillion of commercial real estate loans are scheduled to mature and that markets are likely to face a void of several hundred billion dollars over this period that must be filled by new mortgage lenders since the supply of debt from traditional lending sources is anticipated to be less than the volume necessary to refinance maturing real estate loans.

The Company also believes that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the CMBS market. The volume of issuances of newly created CMBS dropped from $230 billion in 2007 to $2.7 billion in 2009 and $11.6 billion for 2010. This decline has had a concomitant impact on the supply of capital for new commercial mortgage lending since the net proceeds from newly created CMBS issuances are applied to purchase commercial mortgage loans from loan originators. The Company believes that lower levels of CMBS issuances will enhance its first mortgage origination business. The Company further believes that any increase in CMBS issuances will likely be at lower loan-to-value ratios and will therefore continue to provide the Company with opportunities to originate mezzanine financings with respect to those parts of the financing capital structure which are unsuitable to be sold as part of CMBS.

Critical accounting policies and use of estimates

The Company’s financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. The most critical accounting policies involve decisions and assessments that affect the Company’s reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which these financial statements are based are reasonable based upon information currently available to the Company. The accounting policies and estimates that the Company considers to be most critical to an investor’s understanding of its financial results and condition and require complex management judgment are discussed below.

Fair Value Election

Securities at estimated fair value, whereby the Company has elected the fair value option, consist of AAA-rated CMBS which are pledged under the Wells Facility. In accordance with GAAP, the Company elected the fair value option for these securities, which permits the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings. Management believes that the election of the fair value option for this portion of the Company’s CMBS portfolio improves financial reporting by aligning the change in the estimated fair value of the securities and the related interest rate hedges without having to apply complex hedge accounting provisions.

Securities Available-for-Sale

The Company has designated investments in certain mortgage-backed securities as available-for-sale because the Company may dispose of them prior to maturity and does not hold them principally for the purpose of selling them in the near term. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses on securities that reflect a decline in value that are judged by management to be other than temporary, if any, are charged to earnings. At disposition, the realized net gain or loss will be included in income on a specific identification basis.

When the estimated fair value of a security is less than amortized cost, the Company considers whether there is an other-than-temporary impairment (“OTTI”) in the value of the security. An impairment is deemed an OTTI if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovering its cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security even if the Company does not intend to sell the security or believes it is more likely than not that the Company will be required to sell the security before recovering its cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) the Company’s intention to sell the security, or (ii) the Company’s judgment that it is more likely than not that the Company will be required to sell the security before recovering its cost basis, an impairment loss is recognized in current earnings equal to the difference between its amortized cost basis and fair value. Whereas, if the OTTI has resulted from the Company’s conclusion that the Company will not recover its cost basis even if the Company does not intend to sell the security or believes it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrower, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

Loans held-for-investment

The Company’s loans have been evaluated to determine whether they should be classified as either held-for-sale or held-for-investment. Loans held-for-investment will be stated at the principal amount outstanding, net of deferred loan fees and costs in accordance with GAAP. Loans that the Company has a plan to sell or liquidate in the near term will be treated as loans held-for-sale and will be held at the lower of cost or fair value.

Loan impairment

The Company’s loans are typically collateralized by real estate. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that a loan loss reserve was not necessary at December 31, 2010 and 2009.

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

Unobservable inputs reflect the Company’s own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Any changes to the valuation methodology will be reviewed by management to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Investment consolidation

For each investment that is made, the Company will evaluate the underlying entity that issued the securities acquired or to which a loan is made to determine the appropriate accounting. A similar analysis will be performed for each entity with which the Company enters into an agreement for management, servicing or related services. GAAP addresses certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. In variable interest entities, (“VIEs”), an entity is subject to consolidation under GAAP if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both. This determination can sometimes involve complex and subjective analyses.

Interest income recognition

Interest income on the Company’s commercial mortgage loans, CMBS and commercial real estate corporate debt and loans is accrued based on the actual coupon rate and the outstanding principal balance of such assets. Premiums and discounts are amortized or accreted into interest income over the lives of the assets using the effective yield method, as adjusted for actual prepayments for securities rated below AAA, including unrated securities, cash flows from a security are estimated applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company reviews and, if appropriate, makes adjustments to cash flow projections at least quarterly and monitors these projections based on input and analysis received from external sources, internal models, and management’s judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized on, or the carrying value of, such securities.

Hedging instruments and hedging activities

Consistent with maintaining its status as a REIT, in the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. Derivatives will be used for hedging purposes rather than speculation. The Company will determine their fair value and obtain quotations from a third party to facilitate the process in determining these fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. To the extent the instrument qualifies for hedge accounting, the fair value adjustments will be recorded as a component of other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings. Whenever the Company decides not to pursue hedge accounting, the fair value adjustments will be recorded in earnings immediately based on changes in the fair market value of those instruments.

In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company entered into interest rate swaps and caps with an aggregate notional equal to the borrowings outstanding under the Wells Facility during 2010. The interest rate swaps are intended to hedge the floating-rate borrowings through the expected maturity of the underlying collateral and the interest rate caps are intended to hedge the floating-rate borrowings related to the potential extension of the underlying collateral.

The Company chose not to pursue hedge accounting for these derivative instruments and will record the change in estimated fair value related to interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to the AAA-rated CMBS securing the Wells Facility in earnings. This election allows the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate hedges without having to apply complex hedge accounting provisions.

Repurchase agreements

Securities sold under repurchase agreements will be treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement will remain on the Company’s consolidated balance sheet as an asset and cash received from the purchaser will be recorded on the Company’s consolidated balance sheet as a liability. Interest paid in accordance with repurchase agreements will be recorded in interest expense.

Income taxes

The Company operates in a manner intended to enable it to qualify as a REIT under Sections 856-859 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

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

Inflation

Virtually all of the Company’s assets and liabilities since its inception have been interest rate sensitive in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with GAAP and distributions are determined by the Company’s board of directors consistent with the Company’s obligation to distribute to its stockholders at least 90% of its REIT taxable income on an annual basis in order to maintain the Company’s REIT qualification. In each case, the Company’s activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Recent accounting pronouncements

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued an update to ASC 310, Receivables, by requiring more robust and disaggregated disclosures about the credit quality of the Company’s loans held for investment and if applicable, its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of a Company’s credit risk associated with its financing receivables and (2) the Company’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The adoption of this update to ASC 310 was effective for the Company as of December 31, 2010 and did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances must be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances, settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. Except for the Level III reconciliation disclosures, this guidance became effective for the Company beginning January 1, 2010. The Level III reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued new guidance applicable to disclosures about fair value measurements which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The adoption of this guidance on January 1, 2010 did not have any impact on the Company’s consolidated financial statements.

Liquidity and capital resources

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and other general business needs. Through December 31, 2010, the Company raised aggregate equity of approximately $320,400 through its IPO and Private Placement on September 29, 2009 as well as a follow-on public offering on September 22, 2010. Net proceeds (after deducting underwriting fees and expenses) from these offerings were approximately $302,474.

In January 2010, the Company entered into the $100,000 JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the Company’s option and upon the payment of the $500,000 extension fee for each one-year extension. During January 2011, the Company utilized the first of the two extension options. The extended maturity date is January 4, 2012 with the ability to extend for an additional 364 days at the Company’s option. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500 and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At December 31, 2010, the Company did not have any borrowings outstanding under the JPMorgan Facility.

During August 2010, the Company through an indirect wholly-owned subsidiary entered into the Wells Facility pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. The Wells Facility has a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. The Wells Facility contains , among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility. At December 31, 2010, the Company had $242,728 of borrowings outstanding under the Wells Facility secured by AAA-rated CMBS held by the Company.

The Company’s primary sources of cash currently consist of the cash available at December 31, 2010, principal and interest the Company receives on its portfolio of assets, as well as available borrowings under the JPMorgan Facility. The Company expects its primary sources of cash to consist of payments of principal and interest the Company receives on its portfolio of assets, cash generated from operations, borrowing capacity under its repurchase agreements and other financing sources. Depending on market conditions, such borrowings may include additional repurchase agreements as well as other borrowings such as credit facilities.

The Company maintains policies, described below, relating to its borrowings and use of leverage. See “—Leverage Policies” below. In the future, the Company may seek to raise further equity capital, issue debt securities or engage in other forms of borrowings in order to fund future investments or to refinance expiring credit facilities.

The Company generally intends to hold its target assets as long-term investments, although it may sell certain of its investments in order to manage its interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.

To maintain its status as a REIT under the Code, the Company must distribute annually at least 90% of its taxable income. These distribution requirements limit the Company’s ability to retain earnings and thereby replenish or increase capital for operations. However, management believes that when the credit markets return to normal conditions, the Company’s significant capital resources and access to financing will provide it with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities, paying distributions to stockholders and servicing debt obligations.

Leverage policies

The Company uses leverage for the sole purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. In addition to the Company’s current TALF financings and the Wells Facility and JPMorgan Facility, in the future the Company may access additional sources of borrowings. The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; however, the Company is limited by certain financial covenants under its repurchase agreements. Consistent with the Company’s strategy of keeping leverage within a conservative range, the Company expects that its total borrowings on commercial mortgage and mezzanine loans will be in an amount that is approximately 35% of the value of its total commercial mortgage and mezzanine loans portfolio.

Investment Guidelines

The Company’s board of directors has adopted the following investment guidelines:

•	no investment will be made that would cause the Company to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment will be made that would cause the Company to register as an investment company under the 1940 Act;

•	investments will be predominantly in the Company’s target assets;

•

no more than (i) 25% of the Company’s cash equity (on a consolidated basis) with respect to multi-asset transactions and (ii) 20% of the Company’s cash equity (on a consolidated basis) with respect to single asset transactions, in each case as determined as of the date of such investment, will be invested in any single investment; provided that if the Company raises in total at least $400 million of equity (inclusive of the equity raised in connection with the IPO, the Private Placement and any other offering), no more than 15% of the Company’s equity (on a consolidated basis) will be invested in any single investment;

•	no more than 20% of the Company’s cash equity may be invested in non-U.S. assets;

•

no investment will be made in debt secured primarily by undeveloped land, however, to the extent the Company invests in a portfolio of debt, up to 20% of the underlying collateral may be comprised of undeveloped land;

•	no investment will be made in construction/rehabilitation loans;

•	no investment will be made in for sale residential real estate loans, provided that, up to 15% of the Company’s cash equity may be invested in inventory loans on condominium projects; and

•

until appropriate investments can be identified, the Manager may invest the proceeds of any offering in interest bearing, short-term investments, including money market accounts and/or funds, that are consistent with the Company’s intention to qualify as a REIT.

Since the Company’s IPO, in order to allow the Company to take advantage of evolving credit market conditions, the Company’s board of directors amended the Company’s investment guidelines, (i) so that prior to the Company raising at least $400 million of equity (inclusive of equity raised in the Company’s IPO, the Private Placement and any other offering), the amount which the Company may invest in any single investment has been increased from 15% of the Company’s equity (on a consolidated basis) to 25% of the Company’s cash equity (on a consolidated basis) with respect to multi-asset transactions and 20% of the Company’s cash equity (on a consolidated basis) with respect to single asset transactions, (ii) to permit the Company to invest in mezzanine loans originated prior to January 1, 2009 (iii) to permit the Company to invest in preferred equity, (iv) to permit the Company to invest no more than 20% of the Company’s cash equity in non-U.S. assets, (v) to permit the Company to invest in a portfolio of debt where up to 20% of the underlying collateral may be comprised of undeveloped land and (vi) to permit the Company to invest up to 15% of the Company’s cash equity in inventory loans on condominium projects. In addition to the Company’s investment guidelines, it does not intend to acquire non-performing or distressed loans. The Manager must recommend and the board of directors must approve any change in the investment strategy that would further modify or expand the types of assets in which the Company invests.

Contractual obligations and commitments

The Company’s contractual obligations as of December 31, 2010 are as follows:

	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years	Total
TALF borrowings	$—	$276,376		$20,958	$—	$297,334
Wells Facility borrowings	—	242,728	*	—	—	242,728
JPMorgan Facility borrowings	—	—		—	—	—

Total	$—	$519,104		$20,958	$—	$540,062

*	Assumes extension options on Wells Facility are exercised. See below for further discussion.

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

Underwriting Agreement. As part of the Company’s IPO, the underwriters did not receive the underwriting fee (equal to 5% of the gross proceeds raised or $10,000) directly from the Company. Instead, the Manager paid the underwriters $8,000 and the Company’s underwriters agreed to forego the receipt of $2,000. Under the terms of the underwriting agreement and the Management Agreement, the Company has agreed to pay $8,000 to the Manager and pay $2,000 to the underwriters if during any period of four consecutive calendar quarters during the 16 full calendar quarters after the consummation of the IPO the Company’s Core Earnings for any such four-quarter period exceeds an 8% performance Hurdle Rate (as described below).

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Credit risk

One of the Company’s strategic focuses is acquiring assets that it believes to be of high credit quality. The Company believes this strategy will generally keep its credit losses and financing costs low. However, the Company is subject to varying degrees of credit risk in connection with its other target assets. The Company seeks to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses, and by deploying a value-driven approach to underwriting and diligence, consistent with the Manager’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Company enhances its due diligence and underwriting efforts by accessing the Manager’s knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur which could adversely impact the Company’s operating results.

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

To the extent consistent with maintaining the Company’s REIT qualification, the Company seeks to manage risk exposure to protect its portfolio of financial assets against the effects of major interest rate changes. The Company generally seeks to manage this risk by:

•	attempting to structure its financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using hedging instruments, interest rate swaps and interest rate caps; and

•	to the extent available, using securitization financing to better match the maturity of the Company’s financing with the duration of its assets.

All of the Company’s TALF borrowings are fixed rate borrowings. At December 31, 2010, the Company did not have any borrowings outstanding under the JPMorgan Facility and the only floating-rate instruments held by the Company were $242,728 of borrowings outstanding under the Wells Facility. The Company has entered into interest rate swaps and caps in order to convert the floating-rate borrowings to fixed-rate borrowings. As such, movements in LIBOR should not impact the quarterly interest expense related to the Company’s borrowings at December 31, 2010. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.

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

Market risk

Market value risk. The Company’s available-for-sale securities and securities at estimated fair value are reflected at their estimated fair value. The change in estimated fair value of securities available-for-sale is reflected in accumulated other comprehensive income while the change in estimated fair value of securities at estimated fair value is reflected as a component of net income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of the Company’s assets may be adversely impacted.

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

Item 8.	Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm	55

Consolidated Balance Sheets as of December 31, 2010 and 2009	57

Consolidated Statements of Operations for the year ended December 31, 2010 and the period from September 29, 2009 (commencement of operations) to December 31, 2009	58

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2010 and the period from September 29, 2009 (commencement of operations) to December 31, 2009	59

Consolidated Statement of Cash Flows for the year ended December 31, 2010 and the period from September 29, 2009 (commencement of operations) to December 31, 2009	60

Notes to Consolidated Financial Statements	61

Schedule

Schedule IV—Mortgage Loans on Real Estate	77

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Apollo Commercial Real Estate Finance, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2010 and for the period from September 29, 2009 (commencement of operations) to December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Commercial Real Estate Finance, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and for the period from September 29, 2009 (commencement of operations) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 11, 2011

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands—except share and per share data)

	December 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$37,894	$129,969
Contractual deposits	—	90
Securities available-for-sale, at estimated fair value	363,660	153,614
Securities at estimated fair value	279,124	—
Commercial mortgage loans, held for investment	109,695	—
Mezzanine loans, held for investment	58,985	50,000
Interest receivable	5,553	1,210
Deferred financing costs, net	2,818	254
Derivative instruments, net	387	—
Other assets	31	—

Total Assets	$858,147	$335,137

Liabilities and Stockholders’ Equity
Liabilities:
TALF borrowings	$297,334	$128,106
Borrowings under repurchase agreements	242,728	—
Accounts payable and accrued expenses	2,375	349
Payable to related party	683	1,385
Dividends payable	7,189	—
Deferred underwriting fee ($8,000 of which is payable to the Manager)	10,000	10,000

Total Liabilities	560,309	139,840

Commitments and Contingencies (see Note 12)

Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 17,551,828 and 10,762,500 shares issued and outstanding in 2010 and 2009, respectively	175	107
Additional paid-in-capital	291,304	198,436
Accumulated deficit	—	(2,172)
Accumulated other comprehensive income (loss)	6,359	(1,074)

Total Stockholders’ Equity	297,838	195,297

Total Liabilities and Stockholders’ Equity	$858,147	$335,137

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Operations

(in thousands—except share and per share data)

	Year Ended December 31, 2010	For the Period from September 29, 2009 (Commencement of Operations) Through December 31, 2009
Net interest income:
Interest income from securities	$18,112	$364
Interest income from commercial mortgage loans	7,035	—
Interest income from mezzanine loans	7,338	231
Interest expense	(10,714)	(104)

Net interest income	21,771	491

Operating expenses:
General and administrative expenses (includes non-cash stock based compensation of $1,452 in 2010 and $392 in 2009)	5,556	1,965
Management fees to related party	3,339	763

Total operating expenses	8,895	2,728
Interest income from cash balances	16	65
Realized loss on sale of security	(33)	—
Unrealized loss on securities	(1,766)	—
Unrealized gain on derivative instruments	387	—
Realized loss on derivative instruments	(481)	—

Net income (loss)	$10,999	$(2,172)

Basic net income (loss) per share of common stock	$0.87	$(0.21)

Diluted net income (loss) per share of common stock	$0.87	$(0.21)

Basic weighted average common shares outstanding	12,590,375	10,500,000
Diluted weighted average common shares outstanding	12,679,277	10,500,000
Dividend declared per share of common stock	$1.50	$—

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands—except share and per share data)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss	Total
	Shares	Par
Balance at September 29, 2009 (commencement of operations)		$—	$1	$—	$—		$1
Proceeds from public offering of common stock	10,000,000	100	199,900	—	—		200,000
Underwriting and offering costs			(11,850)	—	—		(11,850)
Proceeds from private placement of common stock	500,000	5	9,995	—	—		10,000
Grant of restricted stock to independent directors pursuant to Equity Incentive Plan	20,000	*	29	—	—		29
Grant of restricted stock to the Manager and employees of the Manager and its affiliates pursuant to Equity Incentive Plan	242,500	2	361	—	—		363
Net loss for the period from September 29, 2009 (commencement of operations) to December 31, 2009	—	—	—	(2,172)	—	($2,172)	(2,172)
Change in net unrealized loss on securities available-for-sale	—	—	—	—	(1,074)	(1,074)	(1,074)

Other comprehensive loss						(1,074)

Comprehensive loss						($3,246)

Balance at December 31, 2009	10,762,500	$107	$198,436	($2,172)	($1,074)		$195,297

Retirement of restricted stock in exchange for RSUs	(118,959)	(1)	—	—	—		(1)
Vesting of restricted stock pursuant to Equity Incentive Plan	—	—	1,452	—	—		1,452
Issuance of restricted stock	13,364	1	—	—	—		1
Forfeiture of restricted stock	(5,077)	(1)	—	—	—		(1)
Issuance of common stock	6,900,000	69	110,331	—	—		110,400
Underwriting and offering costs	—	—	(6,067)	—	—		(6,067)
Net income	—	—	—	10,999	—	$10,999	10,999
Change in net unrealized gain on securities available-for-sale	—	—	—	—	7,433	7,433	7,433

Comprehensive income						$18,432

Dividends on common stock	—	—	(12,848)	(8,827)	—		(21,675)

Balance at December 31, 2010	17,551,828	$175	$291,304	$—	$6,359		$297,838

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(in thousands)

	For year ended December 31, 2010	For the period from September 29, 2009 (commencement of operations) through December 31, 2009
Cash flows provided by operating activities:
Net income (loss)	$10,999	$(2,172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization	5,042	59
Amortization of deferred financing costs	1,172	2
Restricted stock amortization expense	1,452	392
Unrealized loss on securities available-for-sale	1,766	—
Unrealized gain on derivative instruments	(387)	—
Realized loss on sale of security	33	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(3,920)	(670)
Increase in other assets	(31)	—
Increase in accounts payable and accrued expenses	531	349
Decrease in payable to related party	(63)	748

Net cash provided by (used in) operating activities	16,594	(1,292)

Cash flows used in investing activities:
Purchase of securities available-for-sale	(229,499)	(154,981)
Proceeds from sale of securities available-for-sale	12,188	—
Purchase of securities at estimated fair value	(282,931)	—
Funding of commercial mortgage loans	(109,622)	—
Funding of mezzanine loans	(8,938)	(50,306)
Principal payments received on securities available-for-sale	10,801	—
Principal payments received on commercial mortgage loans	305	—
Principal payments received on mezzanine loans	15	—
Repayment of contractual deposits	90	(90)

Net cash used in investing activities	(607,591)	(205,377)

Cash flows from financing activities:
Proceeds from issuance of common stock	110,400	198,787
Proceeds from private placement of common stock (concurrent with initial public offering)	—	10,000
Payment of offering costs	(6,212)	—
Proceeds from TALF borrowings	178,469	128,106
Repayments of TALF borrowings	(9,241)	—
Proceeds from repurchase agreement borrowings	383,135	—
Repayments of repurchase agreement borrowings	(140,407)	—
Deferred financing costs	(2,736)	(256)
Dividends on common stock	(14,486)	—

Net cash provided by financing activities	498,922	336,637

Net increase (decrease) in cash and cash equivalents	(92,075)	129,968
Cash and cash equivalents, beginning of period	129,969	1

Cash and cash equivalents, end of period	$37,894	$129,969

Supplemental disclosure of cash flow information:
Interest paid	$9,525	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee	$10,000	$10,000

Offering costs payable	$494	$637

Dividend declared, not yet paid	$7,189	$—

Deferred financing costs, not yet paid	$1,000	$—

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

The Company, organized in Maryland on June 29, 2009, commenced operations on September 29, 2009 and is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC.

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2009. To maintain its tax status as a REIT, the Company is required to distribute at least 90% of its taxable income to stockholders and meet certain other asset, income, and ownership tests.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the Company’s accounts and those of its consolidated subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant estimates include the fair value of financial instruments, share-based payments and deferred underwriting fees. Actual results could differ from those estimates.

The Company currently operates in one business segment.

Cash and cash equivalents

The Company considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. The Company places its cash and cash equivalents with what it believes to be high credit quality institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Contractual Deposits

At December 31, 2009, the Company had contractual deposits of $90, consisting entirely of a deposit held in connection with a commercial mortgage loan the Company originated during 2010.

Classification of investment securities and valuations of financial instruments

The Company’s investments consist primarily of commercial mortgage loans, AAA-rated CMBS and other real estate related assets that are classified as either available-for-sale or held-to-maturity. The Company has also elected the fair value option for certain CMBS.

Classification of Loans

Loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs in accordance with GAAP. Loans that the Company plans to sell or liquidate in the near term will be treated as loans held-for-sale and will be held at the lower of cost or fair value.

Loan impairment

The Company’s loans are typically collateralized by real estate. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that a loan loss reserve was not necessary at December 31, 2010 and 2009.

Fair Value Election

Securities at estimated fair value consist of AAA-rated CMBS which are pledged under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”). In accordance with GAAP, the Company elected the fair value option for these securities at the date of purchase, which permits the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings. Management believes that the election of the fair value option for this portion of the Company’s CMBS portfolio improves financial reporting by aligning the change in the estimated fair value of the securities and the related interest rate hedges without having to apply complex hedge accounting provisions.

Securities available-for-sale

The Company has designated investments in certain mortgage-backed securities as available-for-sale because the Company may dispose of them prior to maturity and does not hold them principally for the purpose of selling them in the near term. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses on securities that reflect a decline in value that is judged by management to be other than temporary, if any, are charged to earnings.

When the estimated fair value of a security is less than amortized cost, the Company considers whether there is an other-than-temporary impairment (“OTTI”) in the value of the security. An impairment is deemed an OTTI if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovering its cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security even if the Company does not intend to sell the security or believes it is more likely than not that the Company will be required to sell the security before recovering its cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) the Company’s intention to sell the security, or (ii) its judgment that it is more likely than not that it will be required to sell the security before recovering its cost basis, an impairment loss is recognized in current earnings equal to the difference between its amortized cost basis and fair value. Whereas, if the OTTI has resulted from the Company’s conclusion that it will not recover its cost basis even if the Company does not intend to sell the security or believes it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrower, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

Interest income recognition

Interest income on commercial mortgage loans is accrued based on the actual coupon rate and the outstanding principal balance adjusted for accretion of any purchase discounts and the amortization of any purchase premiums. Purchase premiums and purchase discounts are accreted into income using the effective yield method, adjusted for prepayments.

Interest income on CMBS is accrued using the effective yield method, which includes the accretion of purchase discounts and the amortization of purchase premiums and the stated coupon interest payments.

Deferred Financing Costs

Costs incurred in connection with securitized financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2010 and 2009, respectively, the Company had approximately $2,818 and $254 of capitalized financing costs, net of amortization included in other assets on the consolidated balance sheets.

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

Hedging instruments and hedging activities

Consistent with maintaining its status as a REIT, in the normal course of business, the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk. Derivatives will be used for hedging purposes rather than speculation. The Company will determine their fair value and obtain quotations from a third party to facilitate the process in determining these fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. To the extent the instrument qualifies for hedge accounting, the fair value adjustments will be recorded as a component of other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings. Should the Company choose not to pursue hedge accounting, the fair value adjustments will be recorded in earnings immediately.

In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company entered into interest rate swaps and caps with an aggregate notional equal to the borrowings outstanding under the Wells Facility during 2010. The interest rate swaps are intended to hedge the floating-rate borrowings through the expected maturity of the underlying collateral and the interest rate caps are intended to hedge the floating-rate borrowings related to the potential extension of the underlying collateral.

The Company chose not to pursue hedge accounting for these derivative instruments and will record the change in estimated fair value related to interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to the AAA-rated CMBS securing the Wells Facility in earnings. This election allows the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate hedges without having to apply complex hedge accounting provisions.

Repurchase agreements

Securities sold under repurchase agreements will be treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement will remain on the Company’s consolidated balance sheet as an asset and cash received from the purchaser will be recorded on the Company’s consolidated balance sheet as a liability. Interest paid in accordance with repurchase agreements will be recorded in interest expense.

Share-based payments

The Company accounts for share-based compensation to its independent directors and to its Manager and to employees of the Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to the Company’s independent directors is measured at its estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager and its affiliates will initially be measured at estimated fair value at the grant date, and remeasured on subsequent dates to the extent the awards are unvested. To amortize compensation expense for the restricted common stock granted to the Manager and to employees of the Manager and its affiliates, the Company uses the graded vesting attribution method.

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

Underwriting costs

Underwriting costs incurred in connection with the Company’s IPO are reflected as a reduction of additional paid-in-capital. See Note 12—Commitments and Contingencies, for further discussion of the Company’s deferred underwriting fee.

Recent accounting pronouncements

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued an update to ASC 310, Receivables, by requiring more robust and disaggregated disclosures about the credit quality of the Company’s loans held for investment and if applicable, its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of a Company’s credit risk associated with its financing receivables and (2) the Company’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The adoption of this update to ASC 310 was effective for the Company as of December 31, 2010 and did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. The guidance requires additional disclosure on transfers in and out of Levels I and II fair value measurements in the fair value hierarchy and the reasons for such transfers. In addition, for fair value measurements using significant unobservable inputs (Level III), the reconciliation of beginning and ending balances must be presented on a gross basis, with separate disclosure of gross purchases, sales, issuances, settlements and transfers in and transfers out of Level III. The new guidance also requires enhanced disclosures on the fair value hierarchy to disaggregate disclosures by each class of assets and liabilities. In addition, an entity is required to provide further disclosures on valuation techniques and inputs used to measure fair value for fair value measurements that fall in either Level II or Level III. Except for the Level III reconciliation disclosures, this guidance became effective for the Company beginning January 1, 2010. The Level III reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.

In June 2009, the FASB issued new guidance applicable to disclosures about fair value measurements which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The adoption of this guidance on January 1, 2010 did not have any impact on the Company’s consolidated financial statements.

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

The estimated fair value of the AAA-rated CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information.

The estimated fair values of the Company’s derivative instruments are determined using a discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected cash flows are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments fall as of December 31, 2010:

	Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$363,660	$—	$363,660
AAA-rated CMBS (Fair Value Option)	—	279,124	—	279,124
Interest rate swaps	—	(1,429)		(1,429)
Interest rate caps	—	1,816	—	1,816

Total	$—	$643,171	$—	$643,171

The following table summarizes the valuation of the Company’s financial instruments by the above pricing observability levels as of December 31, 2009:

	Fair Value as of December 31, 2009
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$153,614	$—	$153,614

Note 4—Securities Available-for-Sale

Securities Available-for-Sale

During 2010, the Company purchased AAA-rated legacy CMBS with a face amount of $223,014 and a cost of $229,169 as collateral for borrowings under the Term Asset-Backed Securities Loan Facility (the “TALF”) program administered by the Federal Reserve Bank of New York (“FRBNY”). Securities with a face amount of $210,908 were financed through the TALF. One AAA-rated legacy CMBS with a face amount of $12,106 and an amortized cost of $12,221 was not accepted for the TALF financing and was sold during February 2010, resulting in a realized loss of $33.

During 2009, the Company purchased AAA-rated legacy CMBS with an aggregate face value of $151,045 and a cost of $154,747 which are designated as available-for-sale. All of the AAA-rated CMBS purchased during 2009 are pledged as collateral for borrowings under TALF.

Fair Value Option Securities

During the year ended December 31, 2010, the Company purchased AAA-rated legacy CMBS with a face amount of $271,347 and a cost of $282,398 and financed the purchases with $242,728 of borrowings under the Wells Facility. The Wells Facility provides the Company with up to $250,000 of financing to acquire AAA-rated CMBS. See Note 7—Borrowings for further discussion of the Wells Facility. The Company elected the Fair Value Option for all of the CMBS financed under the Wells Facility.

At December 31, 2010, the Company had AAA-rated CMBS with an aggregate face value of $633,300, which are designated as available-for-sale. Securities available-for-sale with an aggregate face amount of $361,953 were pledged to secure its TALF borrowings and securities available-for-sale with an aggregate face amount of $271,347 were pledged to secure its Wells Facility borrowings.

The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2010 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS (Available-for-Sale)	$351,152	$357,301	$6,403	$(44)	$363,660
AAA-rated CMBS (Fair Value Option)	271,347	280,890	—	(1,766)	279,124

Total	$622,499	$638,191	$6,403	$(1,810)	$642,784

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at December 31, 2010 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.

The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2009 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS (Available-for-Sale)	$151,045	$154,688	$53	$(1,127)	$153,614

The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of December 31, 2010 are as follows:

Credit Ratings *	AAA
Coupon	5.6%
Yield	4.2%
Weighted Average Life	1.7 years

*	Ratings per Fitch, Moody’s or S&P

The vintage, property type, and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of December 31, 2010 are as follows:

Vintage	Percentage
2006	10.3%
2007	89.7

Total	100%

Property Type	Percentage
Retail	36.7%
Office	26.6
Hotel	13.1
Multifamily	10.9
Other *	12.7

Total	100%

*	No other individual category comprises more than 10% of the total.

Location	Percentage
South Atlantic	23.7%
Middle Atlantic	21.1
Pacific	21.0
Other *	34.2

Total	100%

*	No other individual category comprises more than 10% of the total.

Note 5—Commercial Mortgage Loans

The Company’s commercial mortgage loan portfolio is comprised of the following at December 31, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Appraised Loan-to-Value
Hotel—NY, NY	Jan-10	Feb-15	$32,000	$32,000	8.25%	30 year	151 rooms	55%
Office Condo (Headquarters)—NY, NY	Feb-10	Feb-15	28,000	27,859	8.00	30 year	73,419 sq. ft.	54%
Hotel—Silver Spring, MD	Mar-10	Apr-15	26,000	25,836	9.00	25 year	263 rooms	58%
Hotel— NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms	40%

Total			$110,000	$109,695	8.31%

Note 6—Mezzanine Loans

The Company’s mezzanine loan portfolio is comprised of the following at December 31, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Appraised Loan-to-Value
Senior Mezz—Retail—Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only	69%
Junior Mezz—Retail—Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only	74%
Office—Troy, MI	May-10	Jun-20	9,000	8,985	13.00	25 year	70%

Total			$59,000	$58,985	12.95%

Note 7—Borrowings

At December 31, 2010, the Company’s borrowings had the following weighted average maturities and interest rates:

	Debt Balance	Weighted Average Remaining Maturity	Weighted Average Rate
TALF borrowings	$297,334	2.2 years	2.8%	Fixed
Wells Facility borrowings	242,728	2.6 years*	1.5%	**
JPMorgan Facility borrowings	—	—	—	L+300

Total borrowings	$540,062	2.4 years	2.2%

*	Assumes extension options on Wells Facility are exercised. See below for further discussion.
**	The fully hedged interest rate for borrowings outstanding under the Wells Facility is 2.6% at December 31, 2010. See Note 8—Derivative Instruments for further discussion of the Company interest rate hedging agreements.

At December 31, 2010, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years	Total
TALF borrowings	$—	$276,376		$20,958	$—	$297,334
Wells Facility borrowings	—	242,728	*	—	—	242,728
JPMorgan Facility borrowings	—	—		—	—	—

Total	$—	$519,104		$20,958	$—	$540,062

*	Assumes extension options on Wells Facility are exercised. See below for further discussion.

At December 31, 2009, the Company’s $128,106 of TALF borrowings had a weighted average fixed interest rate of 2.9% and the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
TALF borrowings	$—	$107,138	$20,968	$—	$128,106

TALF Borrowings. During 2010, the Company secured $178,469 of additional financing through the TALF. The proceeds of the nine TALF loans were used to finance, in separately negotiated transactions, nine AAA-rated CMBS, with an aggregate face value of $210,908. TALF loans are not cross-collateralized and are non-recourse, with interest payable monthly, and the principal due after either three or five years.

During 2009, the Company secured an aggregate of $128,106 in financing through the TALF program. The proceeds of the six TALF loans were used to finance, in separately negotiated transactions, six AAA-rated CMBS, with an aggregate face value of $151,045.

Repurchase Agreements. In January 2010, the Company entered into a $100,000 master repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). The Company may borrow up to $100,000 under the JPMorgan Facility in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the Company’s option and upon the payment of the $500,000 extension fee for each one-year extension. During January 2011, the Company utilized the first of the two extension options. The extended maturity date is January 4, 2012 with the ability to extend for an additional 364 days at the Company’s option. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500 and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At December 31, 2010, the Company did not have any borrowings outstanding under the JPMorgan Facility.

During August 2010, the Company through an indirect wholly-owned subsidiary entered into the Wells Facility pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. The Wells Facility has a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility. At December 31, 2010, the Company had $242,728 of borrowings outstanding under the Wells Facility.

Note 8—Derivative instruments

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

During the 2010, the Company entered into interest rate swaps with an aggregate notional balance of $242,728 in an effort to hedge floating-rate interest payments due under the Wells Facility. The Company also entered into forward-starting caps to hedge potential extensions of the collateral securing the Wells Facility borrowings. The Company’s derivative instruments consist of the following at December 31, 2010:

	Notional Value		Estimated Fair Value
Interest rate swaps	242,728		$(1,429)
Interest rate caps	—	*	1,816

Total derivative instruments			$387

*	Because the interest rate caps are forward-starting, there is no notional at December 31, 2010.

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the year ended December 31, 2010.

	Location of Gain/(Loss) Recognized in Income*	Amount of gain/(loss) recognized in income for the year ended December 31, 2010
Interest rate swaps	Other gain/(loss)	$(1,910)
Interest rate caps	Other gain/(loss)	1,816

Total		$(94)

*	The change in estimated fair value related to the Company’s derivative instruments is recorded in unrealized loss on derivative instruments on the consolidated statements of operations. Interest expense related to the Company’s derivative instruments is recorded in realized loss on derivative instruments on the consolidated statements of operations.

Note 9—Related Party Transactions

Management Agreement

In connection with the Company’s initial public offering (“IPO”) in September 2009, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and its compensation for those services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

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

For the year ended December 31, 2010, the Company incurred approximately $3,339 in base management fees. For the period from September 29, 2009 (commencement of operations) through December 31, 2009, the Company incurred approximately $763 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the year ended December 31, 2010, the Company recorded expenses totaling $1,920 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the period from September 29, 2009 (commencement of operations) through December 31, 2009, the Company recorded expenses totaling $1,141 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item. At December 31, 2010, included in payable to related party on the consolidated balance sheet is approximately $683 for base management fees incurred but not yet paid. In addition, the Company has recorded a contingent liability in the amount of $8,000 for underwriting fees paid by the Manager on behalf of the Company (see Note 12—Commitments and Contingencies).

Note 10—Share-Based Payments

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

During the period from September 29, 2009 (commencement of operations) to December 31, 2009, a total of 262,500 shares of restricted common stock with were granted pursuant to the LTIP plan.

During 2010, the Company entered into restricted stock unit (“RSU”) award agreements with certain personnel of the Manager. Pursuant to certain of these agreements, shares of restricted common stock issued in connection with the LTIP were retired in exchange for grants of restricted stock units. The RSUs will vest on a quarterly schedule in the same manner as the retired shares of restricted common stock. In addition, the award agreements grant recipients the right to receive, with respect to each RSU, within the first 30 days of the succeeding fiscal year, cash in an amount equal to the cash dividend distributions paid during the fiscal year in the ordinary course of business on a share of the Company’s common stock. Following the expiration of the final vesting period, the Company will deliver shares of non-restricted common stock to the personnel.

The Company recognized stock-based compensation expense of $1,452 during the year ended December 31, 2010 related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $392 for the period from September 29, 2009 (commencement of operations) through September 30, 2009, related to restricted stock vesting.

The following table summarizes the grants, exchanges and forfeitures of restricted stock and RSUs during 2009 and 2010:

Type	Date	Shares Granted/ (Retired)	RSUs Granted/ (Forfeited)	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Grant	September 2009	257,500	—	$4,759	January 1, 2010	September 29, 2012
Grant	December 2009	5,000	—	92	January 1, 2010	September 29, 2012
Exchange	March 2010	(102,084)	102,084	1,796	July 1, 2010	September 29, 2012
Grant	April 2010	8,364	—	150	July 1, 2010	April 1, 2013
Grant	July 2010	—	5,000	80	October 1, 2010	July 1, 2013
Exchange	July 2010	(16,875)	16,875	269	October 1, 2010	September 29, 2012
Forfeiture*	August 2010	—	(5,000)	n/a	n/a	n/a
Forfeiture**	November 2010	(5,077)	—	n/a	n/a	n/a
Grant	December 2010	5,000	—	83	December 1, 2010	July 1, 2013

Total		151,828	118,959

*	Represents RSUs forfeited by a former employee of the Manager in connection with such employee’s resignation from the Manager.
**	Represents restricted stock forfeited by a former director of the Company in connection with such director’s resignation from the Company’s board of directors.

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2010.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
January 2010	21,871	—	21,871
April 2010	21,877	—	21,877
July 2010	12,364	10,209	22,573
October 2010	10,485	12,499	22,984
January 2011	10,314	11,875	22,189
April 2011	10,318	11,876	22,194
July 2011	10,312	11,874	22,186
October 2011	10,314	11,875	22,189
January 2012	10,315	11,876	22,191
April 2012	10,315	11,874	22,189
July 2012	10,315	11,875	22,190
October 2012	10,314	11,876	22,190
January 2013	939	417	1,356
April 2013	942	417	1,359
July 2013	417	416	833
October 2013	416	—	416

	151,828	118,959	270,787

Note 11—Stockholders’ Equity

The Company’s authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2010, 17,551,828 shares of common stock were issued and outstanding and there were no shares of preferred stock issued and outstanding.

On September 29, 2009, the Company completed its IPO of 10,000,000 shares of common stock at a price of $20.00 per share. Concurrent with the IPO, the Company completed a private placement of 500,000 shares of common stock to certain affiliates of the Manager. Aggregate net proceeds (after deducting underwriting fees and expenses) were approximately $198,045.

On September 22, 2010, the Company completed a follow-on public offering of 6,900,000 shares of its common stock at a price of $16.00 per share, which included 900,000 shares of common stock sold pursuant to the underwriters’ full exercise of their over-allotment option. Net proceeds (after deducting underwriting fees and expenses) were approximately $104,324.

Dividends. To date, the Company’s board of directors has declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 17, 2010	March 31, 2010	April 12, 2010	$0.35
May 12, 2010	June 30, 2010	July 12, 2010	$0.35
August 11, 2010	September 30, 2010	October 12, 2010	$0.40
November 10, 2010	December 31, 2010	January 12, 2011	$0.40

Note 12—Commitments and Contingencies

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

Note 13—Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2010:

	December 31 ,2010		December 31 ,2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Commercial first mortgage loans	$109,695	$118,096	$—	$—
Mezzanine loans	58,985	70,273	50,000	50,000	*
TALF borrowings	(297,334)	(302,860)	(128,106)	(128,106	)*
Borrowings under repurchase agreements	(242,728)	(242,728)	—	—

*	Due to the settlement of the Company’s commercial mortgage loans and TALF borrowings late in December 2009, their cost basis approximates estimated fair value at December 31, 2009.

To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

Note 14—Net Income (Loss) per Share

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

	Year ended December 31, 2010	For the Period from September 29, 2009 (commencement of operations) through December 31, 2009
Numerator:
Net income (loss) attributable to common stockholders and participating securities for basic and diluted earnings per share	$10,999	$(2,172)

Denominator:
Weighted average common shares outstanding	12,590,375	10,500,000
Weighted average participating securities	88,902	—

Denominator for basic and diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	12,679,277	10,500,000

Basic net income (loss) per weighted average common stock	$0.87	$(0.21)

Diluted net income (loss) per weighted average common stock and common stock equivalents	$0.87	$(0.21)

Restricted stock totaling 262,500 shares were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive for 2009.

Note 15—Summarized Quarterly Results (Unaudited)

	Quarter Ended				For the Period from September 29, 2009 (Commencement of Operations) Through December 31, 2009
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net interest income:
Interest income from securities	$3,174	$4,114	$4,356	$6,468	$364
Interest income from commercial mortgage loans	798	1,801	2,123	2,313	—
Interest income from mezzanine loans	1,639	1,795	1,952	1,952	231
Interest expense	(1,709)	(2,654)	(2,930)	(3,421)	(104)

Net interest income	3,902	5,056	5,501	7,312	491

Operating expenses:
General and administrative expenses	1,406	1,390	1,360	1,400	1,965
Management fees to related party	727	733	761	1,118	763

Total operating expenses	2,133	2,123	2,121	2,518	2,728
Interest income from cash balances	6	2	1	7	65
Realized loss on sale of security	(33)	—	—	—	—
Unrealized loss on securities	—	—	(286)	(1,480)	—
Unrealized gain on derivative instruments	—	—	(690)	1,077	—
Realized loss on derivative instruments	—	—	(49)	(432)	—

Net income (loss)	$1,742	$2,935	$2,356	$3,966	$(2,172)

Basic net income (loss) per share of common stock	$0.16	$0.28	$0.21	$0.23	$(0.21)

Diluted net income (loss) per share of common stock	$0.16	$0.27	$0.21	$0.22	$(0.21)

Basic weighted average common shares outstanding	10,762,500	10,668,780	11,330,573	17,549,009	10,500,000
Diluted weighted average common shares outstanding	10,762,500	10,770,864	11,448,125	17,670,468	10,500,000
Dividend declared per share of common stock	$0.35	$0.35	$0.40	$0.40	—

Note 16—Subsequent Events

Credit Facility. During January 2011, the Company utilized the first of two extension options available under the JPMorgan Facility. The extended maturity date is January 4, 2012 with the ability to extend for an additional 364 days at the Company’s option. At December 31, 2010 there were no borrowings outstanding under the JPMorgan Facility but the Company expects to use the facility during 2011.

Investment Activity. During March 2011, the Company completed the origination of an $8,800 fixed-rate first mortgage loan secured by a multi-family property located in Los Angeles, CA with an LTV of 52%. The loan is interest-only with a stated interest rate of 7.50% and matures in June 2011.

Dividends. On March 9, 2011, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on April 12, 2011 to common stockholders of record on March 31, 2011.

Share-Based Payments. During March 2010, the Company’s board of directors approved the April 1, 2011 grant of 5,000 RSUs to certain personnel of the Manager. The RSUs will vest ratably over twelve quarters with the initial vesting date scheduled for July 1, 2011 and the final vesting date scheduled for April 1, 2014.

Schedule IV—Mortgage Loans on Real Estate

December 31, 2010

Property Type	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face amount of loans	Carrying amount of loans
Commercial mortgage loans
Hotel	NY, NY	8.25%	Feb-15	30 year	$32,000	$32,000
Office Condo (Headquarters)	NY, NY	8.00%	Feb-15	30 year	27,859	27,859
Hotel	Silver Spring, MD	9.00%	Apr-15	25 year	25,836	25,836
Hotel—NY, NY	NY, NY	8.00%	Aug-12	Interest only	24,000	24,000

Total commercial mortgage loans					109,695	109,695

Mezzanine loans (1)
Retail	Various US cities	12.20%	Dec-19	Interest only	30,000	30,000
Retail	Various US cities	14.00%	Dec-19	Interest only	20,000	20,000
Office	Troy, MI	13.00%	Jun-20	25 year	8,985	8,985

Total mezzanine loans					58,985	58,985

Total					$168,680	$168,680	(2)

(1)	Subject to prior liens.
(2)	The aggregate cost for federal income tax purposes is $168,680.

The following table summarizes the changes in the carrying amounts of mortgage loans during the 2010 and 2009.

Reconciliation of Carrying Amount of Loans
	2009	2010
Balance at beginning of year	$—	$50,000
New mortgage loans	50,000	119,000
Collections of principal		(320)

Balance at the close of year	$50,000	$168,680

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 54 of this annual report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of stockholders to be held on or about May 4, 2011 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2010.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

Item 11.	Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

Item 14.	Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:

The consolidated financial statements and related schedule of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 53 through 77 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8 “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2) Financial Statement Schedule:

Schedule IV—Mortgage Loans on Real Estate as of December 31, 2010.

(3) Exhibits Files:

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

Apollo Commercial Real Estate Finance, Inc.

Date: March 11, 2011	By:	/s/ Joseph F. Azrack
Joseph F. Azrack President and Chief Executive Officer

Date: March 11, 2011	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Apollo Commercial Real Estate Finance, Inc.

Date: March 11, 2011	By:	/s/ Joseph F. Azrack
Joseph F. Azrack President, Chief Executive Officer, and Director

Date: March 11, 2011	By:	/s/ Henry R. Silverman
Henry R. Silverman Chairman

Date: March 11, 2011	By:	/s/ Eric L. Press
Eric L. Press Director

Date: March 11, 2011	By:	/s/ Alice Connell
Alice Connell Director

Date: March 11, 2011	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

Date: March 11, 2011	By:	/s/ Douglas D. Abbey
Douglas D. Abbey Director

Date: March 11, 2011	By:	/s/ Michael E. Salvati
Michael E. Salvati Director