Form 10-Q
period 2011-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2011-05-10
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of May 10, 2011, there were 17,561,032 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$48,075	$37,894
Contractual deposits	144	—
Securities available-for-sale, at estimated fair value	349,662	363,660
Securities at estimated fair value	274,322	279,124
Commercial mortgage loans, held for investment	118,313	109,695
Subordinate loans, held for investment	58,973	58,985
Repurchase agreements, held for investment	41,418	—
Principal and interest receivable	8,250	5,553
Deferred financing costs, net	2,459	2,818
Derivative instruments, net	846	387
Other assets	28	31

Total Assets	$902,490	$858,147

Liabilities and Stockholders’ Equity
Liabilities:
TALF borrowings	$289,439	$297,334
Borrowings under repurchase agreements	298,392	242,728
Accounts payable and accrued expenses	2,031	2,375
Payable to related party	1,088	683
Dividends payable	7,116	7,189
Deferred underwriting fee ($8,000 of which is payable to the Manager)	10,000	10,000

Total Liabilities	608,066	560,309

Commitments and Contingencies (see Note 13)

Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 17,551,828 shares issued and outstanding in 2011 and 2010	175	175
Additional paid-in-capital	289,767	291,304
Accumulated other comprehensive income	4,482	6,359

Total Stockholders’ Equity	294,424	297,838

Total Liabilities and Stockholders’ Equity	$902,490	$858,147

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Net interest income:
Interest income from securities	$6,656	$3,174
Interest income from commercial mortgage loans	2,313	798
Interest income from subordinate loans	1,909	1,639
Interest income from repurchase agreements	60	—
Interest expense	(3,339)	(1,709)

Net interest income	7,599	3,902

Operating expenses:
General and administrative expenses (includes $351 and $390 of non-cash stock based compensation in 2011 and 2010, respectively)	(1,380)	(1,407)
Management fees to related party	(1,088)	(726)

Total operating expenses	(2,468)	(2,133)
Interest income from cash balances	5	6
Realized loss on sale of security	—	(33)
Unrealized gain on securities	26	—
Unrealized gain on derivative instruments	459	—
Realized loss on derivative instruments	(441)	—

Net income	$5,180	$1,742

Basic net income per share of common stock	$0.30	$0.16

Diluted net income per share of common stock	$0.29	$0.16

Basic weighted average common shares outstanding	17,551,828	10,752,292
Diluted weighted average common shares outstanding	17,670,787	10,762,500

Dividend declared per share of common stock	$0.40	$0.35

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Loss	Total
	Shares	Par
Balance at December 31, 2010	17,551,828	$175	$291,304	$—	$6,359		$297,838
Vesting of restricted stock pursuant to Equity Incentive Plan	—	—	351	—	—		351
Net income	—	—	—	5,180	—	$5,180	5,180
Change in net unrealized gain on securities available-for-sale	—	—	—	—	(1,877)	(1,877)	(1,877)

Comprehensive income						$3,303

Dividends on common stock	—	—	(1,888)	(5,180)	—		(7,068)

Balance at March 31, 2011	17,551,828	$175	$289,767	$—	$4,482		$294,424

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For three months ended March 31, 2011	For three months ended March 31, 2010
Cash flows provided by operating activities:
Net income	$5,180	$1,742
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization	1,998	662
Amortization of deferred financing costs	358	209
Restricted stock amortization expense	351	390
Unrealized gain on securities available-for-sale	(26)	—
Unrealized gain on derivative instruments	(459)	—
Realized loss on sale of security	—	33
Changes in operating assets and liabilities:
Increase in accrued principal and interest receivable, less purchased interest	(2,696)	(1,571)
Decrease in other assets	3	—
Increase in accounts payable and accrued expenses	651	507
Increase (decrease) in payable to related party	405	(22)

Net cash provided by operating activities	5,765	1,950

Cash flows used in investing activities:
Purchase of securities available-for-sale	—	(229,498)
Proceeds from sale of securities available-for-sale	—	12,188
Funding of commercial mortgage loans	(8,800)	(86,000)
Funding of repurchase agreements	(41,418)	—
Principal payments received on securities available-for-sale	11,446	77
Principal payments received on securities at estimated fair value	3,505	—
Principal payments received on commercial mortgage loans	182	—
Principal payments received on subordinate loans	12	—
Change in contractual deposits	(144)	90

Net cash used in investing activities	(35,217)	(303,143)

Cash flows from financing activities:
Payment of offering costs	(494)	(222)
Proceeds from TALF borrowings	—	178,470
Repayments of TALF borrowings	(7,895)	(127)
Proceeds from repurchase agreement borrowings	58,819	88,905
Repayments of repurchase agreement borrowings	(3,155)	(88,905)
Deferred financing costs	(500)	(1,359)
Dividends on common stock	(7,142)	—

Net cash provided by financing activities	39,633	176,762

Net increase (decrease) in cash and cash equivalents	10,181	(124,431)
Cash and cash equivalents, beginning of period	37,894	129,969

Cash and cash equivalents, end of period	$48,075	$5,538

Supplemental disclosure of cash flow information:
Interest paid	$3,391	$1,290

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee	$—	$10,000

Offering costs payable	$—	$415

Dividend declared, not yet paid	$7,116	$3,766

Deferred financing costs, not yet paid	$500	$1,294

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”).

The Company currently operates in one business segment.

Recent Accounting Pronouncements

There have been no accounting pronouncements that have been issued but are not yet effective that would have a material impact on our financial position or results of operations.

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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments fall as of March 31, 2011:

	Fair Value as of March 31, 2011
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$349,662	$—	$349,662
AAA-rated CMBS (Fair Value Option)	—	274,322	—	274,322
Interest rate swaps	—	(1,123)	—	(1,123)
Interest rate caps	—	1,969	—	1,969

Total	$—	$624,830	$—	$624,830

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments fall as of December 31, 2010:

	Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$363,660	$—	$363,660
AAA-rated CMBS (Fair Value Option)	—	279,124	—	279,124
Interest rate swaps	—	(1,429)	—	(1,429)
Interest rate caps	—	1,816	—	1,816

Total	$—	$643,171	$—	$643,171

Note 4 – Debt Securities

At March 31, 2011, the Company had AAA-rated CMBS with an aggregate face value of $607,548. Securities available-for-sale with an aggregate face amount of $339,706 were pledged to secure its borrowings under the Term Asset-Backed Securities Loan Facility program administered by the Federal Reserve Bank of New York (the “TALF”) and securities at estimated fair value with an aggregate face amount of $267,842 were pledged to secure its borrowings under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (the “Wells Facility”).

The amortized cost and estimated fair value of the Company’s debt securities at March 31, 2011 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS (Available-for-Sale)	$339,706	$345,180	$4,517	$(35)	$349,662
AAA-rated CMBS (Fair Value Option)	267,842	276,061	9	(1,748)	274,322

Total	$607,548	$621,241	$4,526	$(1,783)	$623,984

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at March 31, 2011 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.

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

The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of March 31, 2011 are as follows:

Credit Ratings *	AAA
Coupon	5.6%
Yield	4.2%
Weighted Average Life	1.8 years

*	Ratings per Fitch, Moody’s or S&P

The vintage, property type, and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of March 31, 2011 are as follows:

Vintage	Percentage
2006	10%
2007	90

Total	100%

Property Type	Percentage
Retail	36.6%
Office	26.5
Hotel	13.2
Multifamily	10.9
Other *	12.8

Total	100%

*	No other individual category comprises more than 10% of the total.

Location	Percentage
South Atlantic	23.4%
Middle Atlantic	21.3
Pacific	21.0
Other *	34.3

Total	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans

The Company’s commercial mortgage loan portfolio is comprised of the following at March 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Appraised Loan-to- Value
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,952	8.25%	30 year	151 rooms	40%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,799	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,762	9.00	25 year	263 rooms	58%
Hotel – NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms	40%
Multifamily – Los Angeles, CA	Mar-11	Jun-11	8,800	8,800	7.50	Interest only	89 units	52%

Total			$118,800	$118,313	8.25%

The Company’s commercial mortgage loan portfolio is comprised of the following at December 31, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Appraised Loan-to- Value
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$32,000	8.25%	30 year	151 rooms	55%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,859	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,836	9.00	25 year	263 rooms	58%
Hotel – NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms	40%

Total			$110,000	$109,695	8.31%

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an impairment was not necessary at March 31, 2011 and 2010.

Note 6 – Subordinate Loans

The Company’s subordinate loan portfolio is comprised of the following at March 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Appraised Loan-to- Value
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only	69%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only	74%
Office - Troy, MI	May-10	Jun-20	9,000	8,973	13.00	25 year	70%

Total			$59,000	$58,973	12.95%

The Company’s subordinate loan portfolio is comprised of the following at December 31, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Appraised Loan-to- Value
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only	69%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only	74%
Office - Troy, MI	May-10	Jun-20	9,000	8,985	13.00	25 year	70%

Total			$59,000	$58,985	12.95%

The Company evaluates its loans for possible impairment on a quarterly basis. See Note 5 – Commercial Mortgage Loans for a summary of the metrics reviewed. The Company has determined that an impairment was not necessary at March 31, 2011 and 2010.

Note 7 – Repurchase Agreements

During March 2011, the Company closed on a $47,439 investment structured in the form of a repurchase facility secured by a Class A-2 CDO bond. The first draw under the repurchase facility totaled $41,418 and occurred on March 28, 2011.

The repurchase facility bears interest at 13.0% (10.0% current pay with a 3.0% accrual) on amounts outstanding and has an initial term of 18 months with three six-month extensions options available to the borrower. Any principal repayments that occur prior to the 21st month are subject to a make-whole provision at the full 13.0% interest rate.

In aggregate, the $47,439 of borrowings provided under the facility will finance the purchase of a CDO bond with an aggregate face amount of $68,726, representing an advance rate of 69% on the CDO bond’s face amount. The Class A-2 CDO bond, originally rated AAA/Aaa, is currently rated A-/Baa1. The CDO is comprised of 58 senior and subordinate commercial real estate debt positions and commercial real estate securities with the majority of the debt and securities underlying the CDO being first mortgages.

Note 8 – Borrowings

At March 31, 2011, the Company’s borrowings had the following weighted average maturities and interest rates:

	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
TALF borrowings	$289,439	2.0 years		2.8%	Fixed
Wells Facility borrowings	239,573	2.3 years	*	1.5%	**
JPMorgan Facility borrowings	58,819	2.0 years	*	3.2%	Libor+300

Total borrowings	$587,831	2.1 years		2.3%

*	Assumes extension options on Wells and JPMorgan Facilities are exercised. See below for further discussion.
**	The fully hedged interest rate for borrowings outstanding under the Wells Facility was 2.6% at March 31, 2011. See Note 9 – Derivative Instruments for further discussion of the Company’s interest rate hedging agreements.

At March 31, 2011, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years	Total
TALF borrowings	$—	$268,481		$20,958	$—	$289,439
Wells Facility borrowings	—	239,573	*	—	—	239,573
JPMorgan Facility borrowings	—	58,819	*	—	—	58,819

Total	$—	$566,873		$20,958	$—	$587,831

*	Assumes extension options on Wells and JPMorgan Facilities are exercised. See below for further discussion.

Note 9 – Derivative instruments

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

During 2010, the Company entered into interest rate swaps with an aggregate notional balance of $242,728 in an effort to hedge floating-rate interest payments due under the Wells Facility. The Company also entered into forward-starting caps to hedge potential extensions of the collateral securing the Wells Facility borrowings. The Company’s derivative instruments consist of the following at March 31, 2011:

	Notional Value		Estimated Fair Value
Interest rate swaps	$242,728		$(1,123)
Interest rate caps	—	*	1,969

Total derivative instruments			$846

*	Because the interest rate caps are forward-starting, there is no notional value at March 31, 2011.

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the year ended March 31, 2011.

	Location of Gain/(Loss) Recognized in Income *	Amount of gain/ (loss) recognized in income for the three months ended March 31, 2011
Interest rate swaps	Other gain/(loss)	$(135)
Interest rate caps	Other gain/(loss)	153

Total		$18

*	The change in estimated fair value related to the Company’s derivative instruments is recorded in unrealized loss on derivative instruments on the consolidated statements of operations. Interest expense related to the Company’s derivative instruments is recorded in realized loss on derivative instruments on the consolidated statements of operations.

Note 10 – Related Party Transactions

Management Agreement

In connection with the Company’s initial public offering (“IPO”) in September 2009, the Company entered into a management agreement (the “Management Agreement”) with ACREFI Management, LLC (the “Manager”), which describes the services to be provided by the Manager and its compensation for those services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

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

For the three months ended March 31, 2011 and 2010, respectively, the Company incurred approximately $1,088 and $726 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three months ended March 31, 2011 and 2010, respectively, the Company recorded expenses totaling $186 and $1,331 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item. At March 31, 2011, included in payable to related party on the consolidated balance sheet is approximately $1,088 for base management fees incurred but not yet paid. In addition, the Company has recorded a contingent liability in the amount of $8,000 for underwriting fees paid by the Manager on behalf of the Company (see Note 13 – Commitments and Contingencies).

Note 11 – Share-Based Payments

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

The Company recognized stock-based compensation expense of $351 and $390 for the three months ended March 31, 2011 and 2010, respectively, related to restricted stock and restricted stock unit (“RSU”) vesting.

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2011.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
January 2010	21,871	—	21,871
April 2010	21,877	—	21,877
July 2010	12,364	10,209	22,573
October 2010	10,485	12,499	22,984
January 2011	10,314	11,875	22,189
April 2011	10,318	11,876	22,194
July 2011	10,312	11,874	22,186
October 2011	10,314	11,875	22,189
January 2012	10,315	11,876	22,191
April 2012	10,315	11,874	22,189
July 2012	10,315	11,875	22,190
October 2012	10,314	11,876	22,190
January 2013	939	417	1,356
April 2013	942	417	1,359
July 2013	417	416	833
October 2013	416	—	416

	151,828	118,959	270,787

Note 12 – Stockholders’ Equity

Dividends. For 2011, the Company’s board of directors has declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 9, 2011	March 31, 2011	April 12, 2011	$0.40

Note 13 – Commitments and Contingencies

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

Note 14 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Commercial first mortgage loans	$118,313	$127,046	$109,695	$118,096
Subordinate loans	58,973	71,356	58,985	70,273
Repurchase agreements	41,418	41,418	—	—
TALF borrowings	(289,439)	(293,118)	(297,334)	(302,860)
Borrowings under repurchase agreements	(298,392)	(298,392)	(242,728)	(242,728)

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

Note 15 – Net Income per Share

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

	Three months ended March 31, 2011	Three months ended March 31, 2010
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$5,180	$1,742

Denominator:
Weighted average common shares outstanding	17,551,828	10,752,292
Weighted average participating securities	118,959	10,208

Denominator for basic and diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	17,670,787	10,762,500

Basic net income per weighted average common stock	$0.30	$0.16

Diluted net income per weighted average common stock and common stock equivalents	$0.29	$0.16

Note 16 – Subsequent Events

Dividends. On May 9, 2011, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on July 12, 2011 to common stockholders of record on June 30, 2011.

Investment activity. During April 2011, the Company funded an additional $6,021 under its $47,439 repurchase facility. This additional funding brings the total balance of the Company’s investment in the repurchase facility to $47,439. The facility bears interest at 13.0% (10.0% current pay with a 3.0% accrual) on amounts outstanding and has an initial term of 18 months with three six-month extensions options available to the borrower. Any principal repayments that occur prior to the 21st month are subject to a make-whole provision at the full 13.0% interest rate.

During April 2011, the Company also closed a $40,000 subordinate loan. The subordinated loan is part of a $245,000 newly originated financing that consists of $170,000 of senior financing and a total of $75,000 of subordinate financing, all of which is secured by a ski resort in California.

The subordinate loan bears interest at a rate of 13.25% and has a term of six years. Prepayments on the subordinate loan are prohibited prior to the third year of the loan and any prepayments prior to the fifth year of the loan are subject to prepayment penalties ranging from 5% to 1%. The entire $245,000 financing represents an appraised loan-to-value of approximately 64% and a debt yield of 17.1% based on trailing twelve month financials.

During April 2011, the Company’s $8,800 commercial mortgage loan secured by a multifamily property in Los Angeles, California was repaid.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (“SEC”), press releases or other written or oral communications within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; projected operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940 (the “1940 Act”); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. See Item “1A - Risk Factors” of the Company’s annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company is a commercial real estate finance company that originates, acquires, invests in and manages performing commercial first mortgage loans, CMBS, mezzanine financings and other commercial real estate-related debt investments in the U.S. The Company refers to these asset classes as its target assets.

The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC, together with its subsidiaries, “Apollo”, a leading global alternative asset manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of $67.6 billion as of December 31, 2010.

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

During 2009 and 2010, the demand for new capital to refinance maturing commercial mortgage debt was tapered by the volume of extensions that were granted by lenders across the commercial mortgage loan industry. In addition, in 2009, the Internal Revenue Service and the Department of the Treasury issued guidance which provided loan servicers with increased flexibility in relation to their ability to modify commercial mortgage loans held by Real Estate Mortgage Investment Conduits, or REMICs, opening the door to previously unavailable loan restructurings. Despite this trend, the Company was able to deploy substantially all of the IPO and the concurrent private placement proceeds in our target asset classes. In addition, the Company believes that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased demand for new capital to replace maturing loans and opportunities for us to originate first mortgage loans in the market.

The Company also believes that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the CMBS market. The volume of issuances of newly created CMBS dropped from $230 billion in 2007 to $2.7 billion in 2009 and $12.0 billion for 2010. This decline has had a concomitant impact on the supply of capital for new commercial mortgage lending since the net proceeds from newly created CMBS issuances are applied to purchase commercial mortgage loans from loan originators. The Company believes that lower levels of CMBS issuances will enhance our first mortgage origination business. The Company further believes that any increase in CMBS issuances will likely be at lower loan-to-value ratios and will therefore continue to provide the Company with opportunities to originate mezzanine financings with respect to those parts of the financing capital structure which are unsuitable to be sold as part of CMBS.

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

Critical Accounting Policies

A summary of the Company’s accounting policies is set forth in its annual report on Form 10-K for the year ended December 31, 2010 under Note 2 – Summary of Significant Accounting Policies.

Financial Condition and Results of Operations

Investments

The following table sets forth certain information regarding the Company’s investments at March 31, 2011:

Description	Face Amount	Carrying Value	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)*
CMBS - TALF collateral:
BSCMS 07-PW16 A2	$41,506	42,837	3.7	35,251	2.8%	1.8
BSCMS 2007-PW18 A2	13,493	13,990	2.2	11,449	2.7%	2.0
CD 2007-CD4 A2B	28,000	28,654	1.4	23,778	2.8%	1.8
JPMCC 2006-LDP8 A2	26,131	26,974	1.6	22,177	2.7%	2.0
JPMCC 07-LD11 A2	25,000	25,752	1.1	20,958	3.6%	3.7
JPMCC 2007-LD12 A2	34,800	35,827	1.3	29,521	2.7%	2.0
LBUBS 06-C7 A2	33,810	34,237	0.5	28,559	2.7%	1.7
LBUBS 07-C6 A2	22,313	23,073	1.5	18,834	2.8%	1.8
MSC 06-HQ10 A2	2,360	2,376	0.3	2,006	2.7%	1.7
MSC 07-IQ14 A2	36,377	37,433	3.9	30,878	2.8%	1.8
WBCMT 07-C33 A2	24,083	24,986	1.2	20,308	2.7%	1.7
WBCMT 07-C32 A2	51,833	53,523	3.0	45,720	2.7%	1.9

Total CMBS - TALF collateral	339,706	349,662	2.1	289,439	2.8%	2.0

CMBS - Wells Facility collateral:
BSCMS 2007-PW18 A2	30,575	31,701	2.2	26,753	2.2%	2.0
GSMS 2007-GG10 A2	126,171	128,910	1.2	113,554	2.2%	2.4
JPMCC 2007-LDPX A2S	41,000	41,717	1.1	36,900	2.4%	2.4
JPMCC 2007-CB19 A2	13,606	13,935	1.0	12,245	2.3%	2.4
JPMCC 2007-CB20 A2	10,942	11,212	1.3	9,847	2.2%	2.4
MSC 2007-HQ11 A31	28,786	29,749	2.5	25,188	2.1%	2.4
WBCMT 2007-C31 A2	16,762	17,098	2.8	15,086	2.3%	2.4

Total CMBS - Wells Facility collateral	267,842	274,322	1.5	239,573	2.2%	2.3

First mortgages
Hotel -NY, NY	31,952	31,952	3.9	25,306	3.2%	1.8
Office Condo (Headquarters) – NY, NY	27,799	27,799	3.8	18,069	3.2%	1.8
Hotel - Silver Spring, MD	25,762	25,762	4.0	—	—	—
Hotel - NY, NY	24,000	24,000	1.4	15,444	3.2%	1.4
Multifamily - Los Angeles, CA	8,800	8,800	0.3	—	—	—

Total first mortgages	118,313	118,313	3.1	58,819	3.2%	1.7

Subordinate loans
Retail portfolio (Senior) - Various	$30,000	$30,000	8.7	—	—	—
Retail portfolio (Junior) - Various	20,000	20,000	8.7	—	—	—
Office – Troy, MI	8,973	8,973	9.2	—	—	—

Total subordinate loans	58,973	58,973	8.8	—	—	—

Total repurchase agreements	41,418	41,418	1.5	—	—	—

Total	$826,252	$842,688	2.0	$587,831	2.6%	2.1

*	Assumes extension options on Wells Facility are exercised.

Investment Activity

Repurchase Agreements. During March 2011, the Company closed a $47,439 investment structured in the form of a repurchase facility secured by a Class A-2 CDO bond. The first draw under the repurchase facility totaled $41,418 and occurred on March 28, 2011.

The repurchase facility bears interest at 13.0% (10.0% current pay with a 3.0% accrual) on amounts outstanding and has an initial term of 18 months with three six-month extensions options available to the borrower. Any principal repayments that occur prior to the 21st month are subject to a make-whole provision at the full 13.0% interest rate.

In aggregate, the $47,439 of borrowings provided under the facility will finance the purchase of a CDO bond with an aggregate face amount of $68,726, representing an advance rate of 69% on the CDO bond’s face amount. The Class A-2 CDO bond, originally rated AAA/Aaa, is currently rated A-/Baa1. The CDO is comprised of 58 senior and subordinate commercial real estate debt positions and commercial real estate securities with the majority of the debt and securities underlying the CDO being first mortgages.

Net Investment Income

Net interest income for the three months ended March 31, 2011 was $7,599 as compared with $3,902 for the same period in 2010. The increase of $3,697 is attributable to the investments the Company has added to its portfolio over the last twelve months. The following table sets forth certain information regarding the Company’s investments at March 31, 2011:

Asset type	Cost Basis	Borrowings	Invested equity at cost	Weighted Average IRR *
Commercial mortgage loans	$118,313	$(58,819)	$59,494	12.0%
Subordinate loans	58,973	—	58,973	13.0%
Repurchase agreements	41,418	—	41,418	13.0%
AAA CMBS - financed with TALF borrowings	345,180	(289,439)	55,741	13.3%
AAA CMBS - financed with Wells Facility borrowings	276,061	(239,573)	36,488	11.6%

Total invested equity at cost	$839,945	$(587,831)	$252,114	12.6%

*	The internal rate of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no extensions, dispositions, early prepayments or defaults and include the fully hedged cost of borrowings under the Wells Facility. The Company has also assumed that the cost of financing each investment will remain constant over the life of the investment. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.

Operating Expenses

Management Fee Expense. The Company recorded a management fee expense for the three months ended March 31, 2011 and 2010, respectively, of approximately $1,088 and $726 payable to its Manager under the Management Agreement. The Company pays its Manager a quarterly management fee equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement).

General and Administrative Expenses. The Company recorded general and administrative expenses of approximately $1,029 and $1,017, respectively, for the three months ended March 31, 2011 and 2010, which represent professional fees, insurance, and overhead costs of the Company. The Company also incurred stock-based compensation expense of $351 and $390, respectively, related to restricted stock and RSU vesting for the three months ended March 31, 2011 and 2010.

The management fees, expense reimbursements and the relationship between the Company and its Manager are discussed further in Note 10 - Related Party Transactions.

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

The following amounts related to changes in fair value of the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the year ended March 31, 2011:

For the three months ended March 31, 2011
Unrealized gain on securities	$26
Unrealized gain on derivative instruments	459
Realized loss on derivative instruments	(441)

Total	$(44)

Dividends

For 2011, the Company has declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 9, 2011	March 31, 2011	April 12, 2011	$0.40

Subsequent Events

Dividends. On May 9, 2011, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on July 12, 2011 to common stockholders of record on June 30, 2011.

Investment activity. During April 2011, the Company funded an additional $6,021 under its $47,439 repurchase facility. This additional funding brings the total balance of the Company’s investment in the repurchase facility to $47,439. The facility bears interest at 13.0% (10.0% current pay with a 3.0% accrual) on amounts outstanding and has an initial term of 18 months with three six-month extensions options available to the borrower. Any principal repayments that occur prior to the 21st month are subject to a make-whole provision at the full 13.0% interest rate.

During April 2011, the Company also closed a $40,000 subordinate loan. The subordinated loan is part of a $245,000 newly originated financing that consists of $170,000 of senior financing and a total of $75,000 of subordinate financing, all of which is secured by a ski resort in California, which is one of the most visited ski resorts in the United States.

The subordinate loan bears interest at a rate of 13.25% and has a term of six years. Prepayments on the subordinate loan are prohibited prior to the third year of the loan and any prepayments prior to the fifth year of the loan are subject to prepayment penalties ranging from 5% to 1%. The entire $245,000 financing represents an appraised loan-to-value of approximately 64% and a debt yield of 17.1% based on trailing twelve month financials.

During April 2011, the Company’s $8,800 commercial mortgage loan secured by a multifamily property in Los Angeles, California was repaid.

Liquidity and capital resources

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and other general business needs. To date, the Company has raised aggregate equity of approximately $320,400 through its IPO and Private Placement on September 29, 2009 as well as a follow-on public offering on September 22, 2010. Net proceeds (after deducting underwriting fees and expenses) from these offerings were approximately $302,474.

In January 2010, the Company entered into the $100,000 master repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”), pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the Company’s option and upon the payment of the $500,000 extension fee for each one-year extension. During January 2011, the Company utilized the first of the two extension options. The extended maturity date is January 4, 2012 with the ability to extend for an additional 364 days at the Company’s option. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500 and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At March 31, 2011, the Company had $58,819 of borrowings outstanding under the JPMorgan Facility.

During August 2010, the Company through an indirect wholly-owned subsidiary entered into the Wells Facility pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. The Wells Facility has a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. The Wells Facility contains , among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility. At March 31, 2011, the Company had $239,573 of borrowings outstanding under the Wells Facility secured by AAA-rated CMBS held by the Company.

The Company’s primary sources of cash currently consist of the cash available at March 31, 2011, principal and interest the Company receives on its portfolio of assets, as well as available borrowings under the JPMorgan Facility. The Company expects its primary sources of cash to consist of payments of principal and interest the Company receives on its portfolio of assets, cash generated from operations, borrowing capacity under its repurchase agreements and other financing sources. Depending on market conditions, such borrowings may include additional repurchase agreements as well as other borrowings such as credit facilities.

The Company maintains policies, described below, relating to its borrowings and use of leverage. See “Leverage Policies” below. In the future, the Company may seek to raise further equity capital, issue debt securities or engage in other forms of borrowings in order to fund future investments or to refinance expiring credit facilities.

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

Leverage policies

The Company uses leverage for the sole purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. In addition to the Company’s current TALF financings and the Wells Facility and JPMorgan Facility, in the future the Company may access additional sources of borrowings. The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; however, the Company is limited by certain financial covenants under its repurchase agreements. Consistent with the Company’s strategy of keeping leverage within a conservative range, the Company expects that its total borrowings on loans will be in an amount that is approximately 35% of the value of its total loans portfolio.

Contractual obligations and commitments

The Company’s contractual obligations as of March 31, 2011 are as follows:

	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years	Total
TALF borrowings	$—	$268,481		$20,958	$—	$289,439
Wells Facility borrowings	—	239,573	*	—	—	239,573
JPMorgan Facility borrowings	—	58,819	*	—	—	58,819

Total	$—	$566,873		$20,958	$—	$587,831

*	Assumes extension options on Wells and JPMorgan Facilities are exercised. See below for further discussion.

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

All of the Company’s TALF borrowings are fixed rate borrowings. At March 31, 2011, the Company the only floating-rate instruments held by the Company are the $58,819 of borrowings outstanding under the JPMorgan Facility and the $242,728 of borrowings outstanding under the Wells Facility. The Company has entered into interest rate swaps and caps in order to convert the floating-rate borrowings outstanding under the Wells Facility to fixed-rate borrowings. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $58,819 in variable rate debt outstanding at March 31, 2011 by $74. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.

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

During the period ended March 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2011, the Company is not involved in any legal proceedings.

ITEM 1A. Risk Factors

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Company’s risk factors during the three months ended March 31, 2011.

ITEM 2(a). Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 2(c). Issuer Purchases of Equity Securities

None.

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

May 10, 2011

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