Form 10-Q
period 2011-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2011-08-05
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

As of August 5, 2011, there were 20,561,032 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$24,481	$37,894
Securities available-for-sale, at estimated fair value	338,804	363,660
Securities at estimated fair value	266,939	279,124
Commercial mortgage loans, held for investment	109,354	109,695
Subordinate loans, held for investment	98,966	58,985
Repurchase agreements, held for investment	47,439	—
Principal and interest receivable	7,429	5,553
Deferred financing costs, net	2,097	2,818
Derivative instruments, net	—	387
Other assets	24	31

Total Assets	$895,533	$858,147

Liabilities and Stockholders’ Equity
Liabilities:
TALF borrowings	$280,225	$297,334
Borrowings under repurchase agreements	301,871	242,728
Derivative instruments, net	702	—
Accounts payable and accrued expenses	1,927	2,375
Payable to related party	1,101	683
Dividends payable	7,169	7,189
Deferred underwriting fee ($8,000 of which is payable to the Manager)	10,000	10,000

Total Liabilities	602,995	560,309
Commitments and Contingencies (see Note 13)
Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 17,561,032 and 17,551,828 shares issued and outstanding in 2011 and 2010, respectively	176	175
Additional paid-in-capital	289,520	291,304
Accumulated other comprehensive income	2,842	6,359

Total Stockholders’ Equity	292,538	297,838

Total Liabilities and Stockholders’ Equity	$895,533	$858,147

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net interest income:
Interest income from securities	$6,448	$4,114	$13,103	$7,288
Interest income from commercial mortgage loans	2,297	1,801	4,610	2,600
Interest income from subordinate loans	3,167	1,795	5,077	3,433
Interest income from repurchase agreements	1,552	—	1,612	—
Interest expense	(3,781)	(2,654)	(7,121)	(4,362)

Net interest income	9,683	5,056	17,281	8,959
Operating expenses:
General and administrative expenses (includes $384 and $735 of non-cash stock based compensation in 2011 and $369 and $759 in 2010, respectively)	(1,412)	(1,390)	(2,792)	(2,797)
Management fees to related party	(1,101)	(733)	(2,189)	(1,460)

Total operating expenses	(2,513)	(2,123)	(4,981)	(4,257)
Interest income from cash balances	3	2	9	8
Realized loss on sale of security	—	—	—	(33)
Unrealized gain on securities	1,366	—	1,392	—
Loss on derivative instruments (includes $1,548 and $1,089 of unrealized losses for the three and six months 2011, respectively)	(2,019)	—	(2,001)	—
Net income	$6,520	$2,935	$11,700	$4,677

Basic net income per share of common stock	$0.37	$0.28	$0.67	$0.44

Diluted net income per share of common stock	$0.37	$0.27	$0.66	$0.43

Basic weighted average common shares outstanding	17,561,032	10,668,780	17,556,455	10,710,305
Diluted weighted average common shares outstanding	17,684,991	10,770,864	17,677,928	10,766,705
Dividend declared per share of common stock	$0.40	$0.35	$0.80	$0.70

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par
Balance at January 1, 2011	17,551,828	$175	$291,304	$—	$6,359	$297,838
Vesting of restricted stock pursuant to Equity Incentive Plan	—	—	735	—	—	735
Issuance of restricted stock	9,204	1	—	—	—	1
Offering costs	—	—	(77)			(77)
Net income	—	—	—	11,700	—	11,700
Change in net unrealized gain on securities available-for-sale	—	—	—	—	(3,517)	(3,517)
Comprehensive income
Dividends on common stock	—	—	(2,442)	(11,700)	—	(14,142)

Balance at June 30, 2011	17,561,032	$176	$289,520	$—	$2,842	$292,538

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$6,520	$2,935	$11,700	$4,677
Change in net unrealized gain on securities available-for-sale	(1,640)	2,028	(3,517)	5,438

Comprehensive income	$4,880	$4,963	$8,183	$10,115

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For six months ended June 30, 2011	For six months ended June 30, 2010
Cash flows provided by operating activities:
Net income	$11,700	$4,677
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization	4,034	1,663
Amortization of deferred financing costs	721	499
Restricted stock amortization expense	735	759
Unrealized gain on securities	(1,392)	—
Unrealized loss on derivative instruments	1,089	—
Realized loss on sale of security	—	33
Changes in operating assets and liabilities:
Increase in accrued principal and interest receivable, less purchased interest	(1,875)	(1,980)
Decrease in other assets	7	(38)
Increase in accounts payable and accrued expenses	546	879
Increase (decrease) in payable to related party	418	(13)

Net cash provided by operating activities	15,983	6,479

Cash flows used in investing activities:
Purchase of securities available-for-sale	—	(229,498)
Proceeds from sale of securities available-for-sale	—	12,188
Funding of commercial mortgage loans	(8,800)	(86,000)
Funding of subordinate loans	(40,000)	—
Funding of repurchase agreements	(47,439)	—
Principal payments received on securities available-for-sale	19,915	332
Principal payments received on securities at estimated fair value	10,968	—
Principal payments received on commercial mortgage loans	9,141	84
Principal payments received on subordinate loans	19	(8,939)
Change in contractual deposits	—	90

Net cash used in investing activities	(56,196)	(311,743)

Cash flows from financing activities:
Payment of offering costs	(571)	(666)
Proceeds from TALF borrowings	—	178,470
Repayments of TALF borrowings	(17,109)	(918)
Proceeds from repurchase agreement borrowings	69,014	106,993
Repayments of repurchase agreement borrowings	(9,871)	(88,904)
Deferred financing costs	(500)	(1,658)
Dividends on common stock	(14,163)	(3,731)

Net cash provided by financing activities	26,800	189,586

Net decrease in cash and cash equivalents	(13,413)	(115,678)
Cash and cash equivalents, beginning of period	37,894	129,969

Cash and cash equivalents, end of period	$24,481	$14,291

Supplemental disclosure of cash flow information:
Interest paid	$7,266	$3,175

Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$7,169	$3,806

Deferred financing costs, not yet paid	$500	$1,322

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company does not believe that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This update amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements. The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company does not believe that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). Prior to the issuance of ASU 2011-05, existing GAAP allowed three alternatives for presentation of other comprehensive income (“OCI”) and its components in financial statements. ASU 2011-05 removes the option to present the components of OCI as part of the statement of changes in stockholders’ equity. In addition, ASU 2011-05 requires consecutive presentation of the statement of operations and OCI and presentation of reclassification adjustments on the face of the financial statements from OCI to net income. These changes apply to both annual and interim financial statements commencing, with retrospective application, for the fiscal periods beginning after December 15, 2011, with early adoption permitted.

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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments fall as of June 30, 2011:

	Fair Value as of June 30, 2011
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$338,804	$—	$338,804
AAA-rated CMBS (Fair Value Option)	—	266,939	—	266,939
Interest rate swaps	—	(1,430)	—	(1,430)
Interest rate caps	—	728	—	728

Total	$—	$605,041	$—	$605,041

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments fall as of December 31, 2010:

	Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$363,660	$—	$363,660
AAA-rated CMBS (Fair Value Option)	—	279,124	—	279,124
Interest rate swaps	—	(1,429)	—	(1,429)
Interest rate caps	—	1,816	—	1,816

Total	$—	$643,171	$—	$643,171

Note 4 – Debt Securities

At June 30, 2011, the Company had AAA-rated CMBS with an aggregate face value of $591,615. Securities available-for-sale with an aggregate face amount of $331,236 were pledged to secure its borrowings under the Term Asset-Backed Securities Loan Facility program administered by the Federal Reserve Bank of New York (the “TALF”) and securities at estimated fair value with an aggregate face amount of $260,379 were pledged to secure its borrowings under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (the “Wells Facility”).

The amortized cost and estimated fair value of the Company’s debt securities at June 30, 2011 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS (Available-for-Sale)	$331,236	$335,962	$2,861	$(19)	$338,804
AAA-rated CMBS (Fair Value Option)	260,379	267,313	—	(374)	266,939

Total	$591,615	$603,275	$2,861	$(393)	$605,743

The unrealized loss related to the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at June 30, 2011 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.

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

The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of June 30, 2011 are as follows:

Credit Ratings *	AAA
Coupon	5.6%
Yield	4.21%
Weighted Average Life	1.6 years

*	Ratings per Fitch, Moody’s or S&P

The vintage, property type, and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of June 30, 2011 are as follows:

Vintage	Percentage
2006	10%
2007	90

Total	100%

Property Type	Percentage
Retail	36.6%
Office	26.6
Hotel	13.3
Multifamily	10.9
Other *	12.6

Total	100%

*	No other individual category comprises more than 10% of the total.

Location	Percentage
South Atlantic	23.3%
Middle Atlantic	21.4
Pacific	20.9
Other *	34.4

Total	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans

The Company’s commercial mortgage loan portfolio is comprised of the following at June 30, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Appraised Loan-to- Value
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,904	8.25%	30 year	151 rooms	40%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,750	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,700	9.00	25 year	263 rooms	58%
Hotel - NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms	40%

Total			$110,000	$109,354	8.31%

*	Appraised loan-to-value (“LTV”) represents the LTV as of the date of investment for all loans except the $32,000 New York, NY hotel loan. The LTV for the $32,000 New York hotel loan is as of March 2011.

During April 2011, the Company’s $8,800 commercial mortgage loan secured by a multifamily property in Los Angeles, California was repaid.

The Company’s commercial mortgage loan portfolio is comprised of the following at December 31, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Appraised Loan-to- Value
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$32,000	8.25%	30 year	151 rooms	55%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,859	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,836	9.00	25 year	263 rooms	58%
Hotel - NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms	40%

Total			$110,000	$109,695	8.31%

*	Appraised LTV represents the LTV as of the date of investment.

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at June 30, 2011 and 2010.

Note 6 – Subordinate Loans

The Company’s subordinate loan portfolio is comprised of the following at June 30, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Appraised Loan-to- Value (1)
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only (2)	69%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only (2)	74%
Office - Michigan	May-10	Jun-20	9,000	8,966	13.00	25 year	70%
Ski Resort - California	Apr-11	May-17	40,000	40,000	13.25	Interest only (2)	64%

Total			$99,000	$98,966	13.07%

(1)	Appraised LTV represents the LTV as of the date of investment.
(2)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 0%.

The Company’s subordinate loan portfolio is comprised of the following at December 31, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Appraised Loan-to- Value (1)
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only (2)	69%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only (2)	74%
Office - Troy, MI	May-10	Jun-20	9,000	8,985	13.00	25 year	70%

Total			$59,000	$58,985	12.95%

(1)	Appraised LTV represents the LTV as of the date of investment.
(2)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 0%.

The Company evaluates its loans for possible impairment on a quarterly basis. See Note 5 – Commercial Mortgage Loans for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at June 30, 2011 and 2010.

Note 7 – Repurchase Agreements

During March 2011, the Company closed on a $47,439 investment structured in the form of a repurchase facility secured by a Class A-2 CDO bond. The first draw under the repurchase facility totaled $41,418 and occurred on March 28, 2011. During April 2011, the Company funded an additional $6,021. The additional funding results in the total balance of the Company’s investment in the repurchase facility being $47,439.

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

Note 8 – Borrowings

At June 30, 2011, the Company’s borrowings had the following weighted average maturities and interest rates:

	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
TALF borrowings	$280,225	1.7 years		2.8%	Fixed
Wells Facility borrowings	232,857	2.1 years	*	1.4%	**
JPMorgan Facility borrowings	69,014	1.4 years	*	3.2%	Libor+300 bps

Total borrowings	$582,096	1.8 years		2.8%

*	Assumes extension options on Wells and JPMorgan Facilities are exercised. See below for further discussion.
*	The fully hedged interest rate for borrowings outstanding under the Wells Facility was 2.2% at June 30, 2011. See Note 9 – Derivative Instruments for further discussion of the Company’s interest rate hedging agreements.

At June 30, 2011, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years	Total
TALF borrowings	$154,326	$125,899		$—	$—	$280,225
Wells Facility borrowings	138,253	94,604	*	—	—	232,857
JPMorgan Facility borrowings	424	68,590	*	—	—	69,014

Total	$293,003	$289,093		$—	$—	$582,096

*	Assumes extension options on Wells and JPMorgan Facilities are exercised.

The Company’s collateralized financings consist of TALF borrowings and borrowings under the JPMorgan Facility and Wells Facility. The table below summarizes the outstanding balances at June 30, 2011 as well as the maximum and average balances for the six months ended June 30, 2011.

		For the six months ended June 30, 2011
	Outstanding Balance at June 30, 2011	Maximum Month- End Balance	Average Month- End Balance
TALF borrowings	$280,225	$297,334	$289,551
Wells Facility borrowings	232,857	242,728	239,159
JPMorgan Facility borrowings	69,014	69,014	37,980

Total	$582,096

The Company borrowed under the TALF program during the period from December 2009 through March 2010 to finance the acquisition of AAA-rated CMBS. Subsequent to March 2010, TALF borrowings have declined as the underlying collateral pays down.

The Company entered into the Wells Facility in August 2010 and deployed $39,670 of equity, borrowing $242,728, during the period from August 2010 to October 2010 to finance the acquisition of AAA-rated CMBS. Similar to the TALF program, borrowings under the Wells Facility have declined as the underlying collateral pays down.

The Company entered into the JPMorgan Facility in January 2010 to finance the Company’s first mortgage loans and AAA-rated CMBS. The Company has borrowed under this facility from time to time as needed to fund the acquisition of additional assets.

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

During 2010, the Company entered into interest rate swaps with an aggregate notional balance of $242,728 in an effort to hedge floating-rate interest payments due under the Wells Facility. The Company also entered into forward-starting caps to hedge potential extensions of the collateral securing the Wells Facility borrowings. The Company’s derivative instruments consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Notional Value		Estimated Fair Value	Notional Value		Estimated Fair Value
Interest rate swaps	$242,728		($1,430)	$242,728		($1,429)
Interest rate caps	—	*	728	—	*	1816

Total derivative instruments			($702)			$387

*	Because the interest rate caps are forward-starting, there is no notional value.

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three and six months ended June 30, 2011.

	Location of Loss Recognized in Income *	Amount of loss recognized in income for the three months ended June 30, 2011	Amount of loss recognized in income for the six months ended June 30, 2011
Interest rate swaps	Other gain/(loss)	$(778)	$(913)
Interest rate caps	Other gain/(loss)	(1,241)	(1,088)

Total		$(2,019)	$(2,001)

*	The change in estimated fair value related to the Company’s derivative instruments is recorded in unrealized loss on derivative instruments on the consolidated statements of operations. Interest expense related to the Company’s derivative instruments is recorded in realized loss on derivative instruments on the consolidated statements of operations.

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

For the three and six months ended June 30, 2011, respectively, the Company incurred approximately $1,101 and $2,189 in base management fees. For the three and six months ended June 30, 2010, respectively, the Company incurred approximately $733 and $1,460 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and six months ended June 30, 2011, respectively, the Company recorded expenses totaling $129 and $314 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the three and six months ended June 30, 2010, respectively, the Company recorded expenses totaling $1,369 and $2,153 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.

At June 30, 2011, included in payable to related party on the consolidated balance sheet is approximately $1,101 for base management fees incurred but not yet paid. In addition, the Company has recorded a contingent liability in the amount of $8,000 for underwriting fees paid by the Manager on behalf of the Company (see Note 13 – Commitments and Contingencies).

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

The Company recognized stock-based compensation expense of $384 and $735 for the three and six months ended June 30, 2011, respectively, related to restricted stock and restricted stock unit (“RSU”) vesting. The Company recognized stock-based compensation expense of $369 and $759 for the three and six months ended June 30, 2010, respectively, related to restricted stock and RSU vesting. The following table summarizes the grants of RSUs during 2011:

Type	Date	Shares Granted	RSUs Granted	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Grant	April 1, 2011	9,204	—	$150	April 1, 2011	April 1, 2014
Grant	April 1, 2011	—	5,000	82	April 1, 2011	April 1, 2014

Total		9,204	5,000

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2011.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
January 2010	21,871	—	21,871
April 2010	21,877	—	21,877
July 2010	12,364	10,209	22,573
October 2010	10,485	12,499	22,984
January 2011	10,314	11,875	22,189
April 2011	10,318	15,626	25,944
July 2011	11,080	11,666	22,746
October 2011	11,082	11,666	22,748
January 2012	11,083	11,668	22,751
April 2012	11,079	11,666	22,745
July 2012	11,083	11,666	22,749
October 2012	11,082	11,668	22,750
January 2013	1,707	834	2,541
April 2013	1,706	833	2,539
July 2013	1,185	833	2,018
October 2013	1,184	417	1,601
January 2014	768	417	1,185
April 2014	764	416	1,180

	161,032	123,959	284,991

Note 12 – Stockholders’ Equity

Dividends. For 2011, the Company’s board of directors has declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 9, 2011	March 31, 2011	April 12, 2011	$0.40
May 10, 2011	June 30, 2011	July 12, 2011	$0.40

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

Until June 30, 2011, the deferred underwriting fee was classified as a contingent liability where payment was probable and the amount estimable, and as such the $10,000 of deferred underwriting fee was recorded as a contingent liability with a corresponding reduction in additional paid in capital. As of June 30, 2011, the Company’s Core Earnings exceeded the required Hurdle Rate and the Company will pay the $10,000 deferred underwriting fee during the third quarter of 2011.

Note 14 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31 ,2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Commercial first mortgage loans	$109,354	$117,500	$109,695	$118,096
Subordinate loans	98,966	142,056	58,985	70,273
Repurchase agreements	47,439	47,415	—	—
TALF borrowings	(280,225)	(286,853)	(297,334)	(302,860)
Borrowings under repurchase agreements	(301,871)	(301,871)	(242,728)	(242,728)

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$6,520	$2,935	$11,700	$4,677
Denominator:
Weighted average common shares outstanding	17,561,032	10,668,780	17,556,455	10,710,305
Weighted average participating securities	123,959	102,084	121,473	56,400

Denominator for basic and diluted earnings per share—weighted average common shares outstanding and common stock equivalents outstanding	17,684,991	10,770,864	17,677,928	10,766,705

Basic net income per weighted average common stock	$0.37	$0.28	$0.67	$0.44

Diluted net income per weighted average common stock and common stock equivalents	$0.37	$0.27	$0.66	$0.43

Note 16 – Subsequent Events

Stockholders’ equity. On July 25, 2011, the Company sold an aggregate of 3,000,000 shares of common stock at a price of $16.66 per share in a private offering. The shares were first sold to an initial purchaser who purchased the shares for resale to certain institutional investors and received a selling commission of $0.33 per share, resulting in net proceeds to the Company before offering expenses of $16.33 per share. The offering price was equal to the Company’s June 30, 2011 basic book value per share and represents a premium of approximately 4.65% over the closing price of $15.92 as of July 25, 2011. The offering closed on July 29, 2011 and generated gross proceeds of approximately $49,980. Net proceeds before offering expenses were approximately $48,980. The investors, two affiliated U.S. insurance companies, were known to the Company’s management team by virtue of being subsidiaries of a portfolio company of an Apollo fund and separate accounts.

Investment activity. On August 2, 2011, the Company closed a $25,000 junior mezzanine loan secured by a pledge of the equity interests in the borrower that owns three recently opened hotels in New York, New York. The mezzanine loan is part of a $400,000, five-year financing package split into a $270,000 first mortgage loan, $105,000 senior mezzanine loan and $25,000 junior mezzanine loan. The junior mezzanine loan is an interest-only floating rate loan that bears interest at LIBOR +10.49%, with a 1% LIBOR floor and has an appraised loan-to-value for the junior mezzanine of approximately 60%. The junior mezzanine loan is expected to generate an IRR of approximately 13.5%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments” for a discussion of how IRR is calculated.

Dividends. On August 4, 2011, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on October 12, 2011 to common stockholders of record on September 30, 2011.

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

During 2009 and 2010, the demand for new capital to refinance maturing commercial mortgage debt was tapered by the volume of extensions that were granted by lenders across the commercial mortgage loan industry. In addition, in 2009, the Internal Revenue Service and the Department of the Treasury issued guidance which provided loan servicers with increased flexibility in relation to their ability to modify commercial mortgage loans held by Real Estate Mortgage Investment Conduits, or REMICs, opening the door to previously unavailable loan restructurings. Despite this trend, the Company was able to deploy substantially all of the IPO and the concurrent private placement proceeds in the Company’s target asset classes. In addition, the Company believes that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased demand for new capital to replace maturing loans and opportunities for us to originate first mortgage loans in the market.

The Company also believes that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the CMBS market. The volume of issuances of newly created CMBS dropped from $230 billion in 2007 to $2.7 billion in 2009 and $12.0 billion for 2010. This decline has had a concomitant impact on the supply of capital for new commercial mortgage lending since the net proceeds from newly created CMBS issuances are applied to purchase commercial mortgage loans from loan originators. The Company believes that lower levels of CMBS issuances will enhance the Company’s first mortgage origination business. The Company further believes that any increase in CMBS issuances will likely be at lower loan-to-value ratios and will therefore continue to provide the Company with opportunities to originate mezzanine financings with respect to those parts of the financing capital structure which are unsuitable to be sold as part of CMBS.

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

Financial Condition and Results of Operations

Investment Activity

Repurchase Agreements. During April 2011, the Company funded an additional $6,021 under its $47,439 repurchase facility. This additional funding results in the total balance of the Company’s investment in the repurchase facility being $47,439. The facility bears interest at 13.0% (10.0% current pay with a 3.0% accrual) on amounts outstanding and has an initial term of 18 months with three six-month extensions options available to the borrower. Any principal repayments that occur prior to the 21st month are subject to a make-whole provision at the full 13.0% interest rate.

Subordinate loans. During April 2011, the Company also closed a $40,000 subordinate loan. The subordinated loan is part of a $245,000 newly originated financing that consists of $170,000 of senior financing and a total of $75,000 of subordinate financing, all of which is secured by a ski resort in California, which is one of the most visited ski resorts in the United States.

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

Commercial mortgage loan. During April 2011, the Company’s $8,800 commercial mortgage loan secured by a multifamily property in Los Angeles, California was repaid.

Investments

The following table sets forth certain information regarding the Company’s investments at June 30, 2011:

Description	Face Amount	Weighted Average Coupon	Adjusted Purchase Price	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)*	Equity at cost	Weighted Average IRR **
AAA CMBS - financed with TALF borrowings	$351,152	5.6%	$335,962	4.7%	1.8	$280,225	2.8%	1.7	$55,737	13.4%
AAA CMBS - financed with Wells Facility	271,347	5.6	267,313	3.6%	1.3	232,857	2.2%	2.1	34,456	11.6%
Total first mortgages	109,354	8.3	109,354	8.3%	3.1	69,014	3.2%	1.5	40,340	17.8%
Total subordinate loans	98,966	13.1	98,966	13.1%	7.4	—	0.0%	—	98,966	14.1%
Total repurchase agreements	47,438	13.0	47,438	13.0%	1.3	—	0.0%	—	47,438	13.7%

Total	$878,257	7.2%	$859,033	6.2%	2.4	$582,096	2.6%	1.8	$276,937	14.1%

*	Assumes extension options on Wells Facility are exercised.
**

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

Net Interest Income

Net interest income for the three months and six months ended June 30, 2011, respectively, increased $4,627 and $8,322 from the same periods in 2010. The increase is primarily the result of the Company fully deploying the capital from its IPO and the follow-on public offering completed in September of 2010. The following table sets forth certain information regarding the Company’s net investment income for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Change (amount)	Change (%)	2011	2010	Change (amount)	Change (%)
Interest income from:
Securities	$6,448	$4,114	$2,334	57%	$13,103	$7,288	$5,815	80%
Commercial mortgage loans	2,297	1,801	496	28%	4,610	2,600	2,010	77%
Subordinate loans	3,167	1,795	1,372	76%	5,077	3,433	1,644	48%
Repurchase agreements	1,552	—	1,552	n/a	1,612	—	1,612	n/a
Interest expense	(3,781)	(2,654)	(1,127)	42%	(7,121)	(4,362)	(2,759)	63%

Net interest income	$9,683	$5,056	$4,627	92%	$17,281	$8,959	$8,322	93%

Operating Expenses

The following table sets forth the Company’s operating expenses for the three and six months ending June 30, 2011 and 2010.

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Change (amount)	Change (%)	2011	2010	Change (amount)	Change (%)
General and administrative expense	$1,028	$1,021	$7	1%	$2,057	$2,038	$19	1%
Stock-based compensation expense	384	369	$15	4%	735	759	($24)	(3)%
Management fee expense	1,101	733	$368	50%	2,189	1,460	$729	50%

Total operating expense	$2,513	$2,123	$390	18%	$4,981	$4,257	$724	17%

For the three and six months ended June 30, 2011 versus 2010, management fee expense increased $368, or 50%, and $729, or 50%, respectively. The increase is primarily attributable to the Company’s follow-on public offering that was completed in September 2010. Management fees and the relationship between the Company and its Manager are discussed further in Note 10 - Related Party Transactions.

Realized and unrealized gain/loss

In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company entered into interest rate swaps and caps during 2010 with an aggregate notional amount equal to the borrowings outstanding under the Wells Facility. The interest rate swaps are intended to hedge the floating-rate borrowings through the expected maturity of the underlying collateral and the interest rate caps are intended to hedge the floating-rate borrowings related to the potential extension of the underlying collateral.

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

The following amounts related to changes in fair value of the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2011:

	For the three months ended June 30, 2011	For the six months ended June 30, 2011
Unrealized gain on securities	$1,366	$1,392
Unrealized loss on derivative instruments	(1,548)	(1,089)
Realized loss on derivative instruments	(471)	(912)

Total	$(653)	$(609)

Dividends

For 2011, the Company has declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 9, 2011	March 31, 2011	April 12, 2011	$0.40
May 10, 2011	June 30, 2011	July 12, 2011	$0.40

Subsequent Events

Stockholders’ equity. On July 25, 2011, the Company sold an aggregate of 3,000,000 shares of common stock at a price of $16.66 per share in a private offering. The shares were first sold to an initial purchaser who purchased the shares for resale to certain institutional investors and received a selling commission of $0.33 per share, resulting in net proceeds to the Company before offering expenses of $16.33 per share. The offering price was equal to the Company’s June 30, 2011 basic book value per share and represents a premium of approximately 4.65% over the closing price of $15.92 as of July 25, 2011. The offering closed on July 29, 2011 and generated gross proceeds of approximately $49,980. Net proceeds before offering expenses were approximately $48,980. The investors, two affiliated U.S. insurance companies, were known to the Company’s management team by virtue of being subsidiaries of a portfolio company of an Apollo fund and separate accounts.

Investment activity. On August 2, 2011, the Company closed a $25,000 junior mezzanine loan secured by a pledge of the equity interests in the borrower that owns three recently opened hotels in New York, New York. The mezzanine loan is part of a $400,000, five-year financing package split into a $270,000 first mortgage loan, $105,000 senior mezzanine loan and $25,000 junior mezzanine loan. The junior mezzanine loan is an interest-only floating rate loan that bears interest at LIBOR +10.49%, with a 1% LIBOR floor and has an appraised loan-to-value for the junior mezzanine of approximately 60%. The junior mezzanine loan is expected to generate an IRR of approximately 13.5%.

Dividends. On August 4, 2011, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on October 12, 2011 to common stockholders of record on September 30, 2011.

Liquidity and capital resources

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and other general business needs. To date, the Company has raised aggregate equity of approximately $320,400 through its IPO and concurrent private placement on September 29, 2009 as well as a follow-on public offering on

September 22, 2010. Net proceeds (after deducting underwriting fees and expenses) from these offerings were approximately $302,474.

Cash Generated from Operations

Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See Financial Condition and Results of Operations – Investments for a summary of interest rates and weighted average lives related to the Company’s portfolio at June 30, 2011. While there are no contractual paydowns related the to Company’s CMBS, there are periodic paydowns that do occur. Repayments on the debt secured by Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.

Borrowings under Various Financing Arrangements

In January 2010, the Company entered into the $100,000 master repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”), pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the Company’s option and upon the payment of the $500,000 extension fee for each one-year extension. During January 2011, the Company utilized the first of the two extension options. The extended maturity date is January 4, 2012 with the ability to extend for an additional 364 days at the Company’s option. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500 and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At June 30, 2011, the Company had $69,014 of borrowings outstanding under the JPMorgan Facility.

During August 2010, the Company through an indirect wholly-owned subsidiary entered into the Wells Facility pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. The Wells Facility has a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. Advance rates under the JPMorgan Facility typically range from 85%-90% on the face amount of the underlying collateral depending weighted average life of the collateral pledged. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Wells Facility contains , among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility. At June 30, 2011, the Company had $232,857 of borrowings outstanding under the Wells Facility secured by AAA-rated CMBS held by the Company.

Other Potential Sources of Financing

The Company’s primary sources of cash currently consist of the $24,481 of cash available at June 30, 2011, principal and interest the Company receives on its portfolio of assets, as well as available borrowings under the JPMorgan Facility. The Company expects its primary sources of cash to consist of cash generated from operations, and the possible prepayments of principal and interest received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At June 30, 2011, there is also $30,986 of borrowing capacity under the JPMorgan Facility; however, the Company would need to acquire additional commercial first mortgage loans or AAA-rated CMBS in order to utilize that capacity. Depending on market conditions, such borrowings may also consider additional repurchase agreements as well as other borrowings such as credit facilities.

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

Contractual obligations and commitments

The Company’s contractual obligations including expected interest payments as of June 30, 2011 are as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
TALF borrowings	$161,163	$127,613	$—	$—	$288,776
Wells Facility borrowings*	143,047	96,362	—	—	239,409
JPMorgan Facility borrowings**	2,654	69,539	—	—	72,193

Total	$306,864	$293,514	$—	$—	$600,378

*	Assumes extension options are exercised and fully-hedged interest rate for interest payments due under the Wells Facility. See below for further discussion.
**	Assumes extension options are exercised and current Libor for interest payments due under the JPMorgan Facility. See below for further discussion.

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

Until June 30, 2011, the deferred underwriting fee was classified as a contingent liability where payment was probable and the amount estimable, and as such the $10,000 of deferred underwriting fee was recorded as a contingent liability with a corresponding reduction in additional paid in capital. As of June 30, 2011, the Company’s Core Earnings exceeded the required Hurdle Rate and the Company will pay the $10,000 deferred underwriting fee during the third quarter of 2011.

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

All of the Company’s TALF borrowings are fixed rate borrowings. At June 30, 2011, the only floating-rate instruments held by the Company are the $69,014 of borrowings outstanding under the JPMorgan Facility and the $232,857 of borrowings outstanding under the Wells Facility. At June 30, 2010, the Company also has interest rate swaps and caps with an outstanding notional of $242,728, resulting in variable rate debt of $59,143. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $59,143 in variable rate debt by $74. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.

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

ITEM 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the period ended June 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2011, the Company is not involved in any legal proceedings.

ITEM 1A. Risk Factors

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Company’s risk factors during the six months ended June 30, 2011.

ITEM 2(a). Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 2(c). Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.
August 5, 2011

	By:	/s/ JOSEPH F. AZRACK
Joseph F. Azrack
President and Chief Executive Officer

	By:	/s/ STUART A. ROTHSTEIN
Stuart A. Rothstein
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference