Form 10-Q
period 2011-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2011-11-04
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 3, 2011, there were 20,561,032 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$44,450	$37,894
Securities available-for-sale, at estimated fair value	316,067	363,660
Securities, at estimated fair value	258,517	279,124
Commercial mortgage loans, held for investment	109,192	109,695
Subordinate loans, held for investment	123,960	58,985
Repurchase agreements, held for investment	47,439	—
Principal and interest receivable	9,143	5,553
Deferred financing costs, net	1,730	2,818
Derivative instruments, net	—	387
Other assets	113	31

Total Assets	$910,611	$858,147

Liabilities and Stockholders’ Equity
Liabilities:
TALF borrowings	$264,101	$297,334
Borrowings under repurchase agreements	296,805	242,728
Derivative instruments, net	904	—
Accounts payable and accrued expenses	2,973	2,375
Payable to related party	1,241	683
Dividends payable	8,542	7,189
Deferred underwriting fee ($8,000 of which was payable to the Manager - see Note 13)	—	10,000

Total Liabilities	574,566	560,309

Commitments and Contingencies (see Note 13)

Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 20,561,032 and 17,551,828 shares issued and outstanding in 2011 and 2010, respectively	206	175
Additional paid-in-capital	335,352	291,304
Accumulated other comprehensive income	487	6,359

Total Stockholders’ Equity	336,045	297,838

Total Liabilities and Stockholders’ Equity	$910,611	$858,147

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net interest income:
Interest income from securities	$6,316	$4,356	$19,419	$11,643
Interest income from commercial mortgage loans	2,276	2,123	6,886	4,723
Interest income from subordinate loans	3,784	1,952	8,861	5,386
Interest income from repurchase agreements	1,576	—	3,188	—
Interest expense	(3,716)	(2,930)	(10,836)	(7,293)

Net interest income	10,236	5,501	27,518	14,459

Operating expenses:
General and administrative expenses (includes $418 and $1,154 of non-cash stock based compensation in 2011 and $339 and $1,098 in 2010, respectively)	(1,297)	(1,360)	(4,089)	(4,157)
Management fees to related party	(1,241)	(761)	(3,430)	(2,220)

Total operating expenses	(2,538)	(2,121)	(7,519)	(6,377)
Interest income from cash balances	2	1	10	9
Realized loss on sale of security	—	—	—	(33)
Unrealized loss on securities	(1,511)	(286)	(118)	(286)
Loss on derivative instruments (includes $202 and $1,291 of unrealized losses for the three and nine months 2011 and $690 in 2010, respectively)	(677)	(739)	(2,679)	(739)

Net income	$5,512	$2,356	$17,212	$7,033

Basic and diluted net income per share of common stock	$0.28	$0.21	$0.93	$0.64

Basic and diluted weighted average common shares outstanding	19,966,594	11,448,125	18,449,200	10,996,678

Dividend declared per share of common stock	$0.40	$0.40	$1.20	$1.10

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par

Balance at January 1, 2011	17,551,828	$175	$291,304	$—	$6,359	$297,838
Vesting of restricted stock pursuant to Equity Incentive Plan	—	—	1,153	—	—	1,153
Issuance of restricted stock	9,204	1	—	—	—	1
Issuance of common stock	3,000,000	30	49,950	—	—	49,980
Offering costs	—	—	(1,727)			(1,727)
Net income	—	—	—	17,212	—	17,212
Change in net unrealized gain on securities available-for-sale	—	—	—	—	(5,872)	(5,872)
Dividends on common stock	—	—	(5,328)	(17,212)	—	(22,540)

Balance at September 30, 2011	20,561,032	$206	$335,352	$—	$487	$336,045

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$5,512	$2,356	$17,212	$7,033
Change in net unrealized gain (loss) on securities available-for-sale	(2,355)	3,519	(5,872)	8,957

Comprehensive income	$3,157	$5,875	$11,340	$15,990

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For nine months ended September 30, 2011	For nine months ended September 30, 2010
Cash flows provided by operating activities:
Net income	$17,212	$7,033
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization	5,876	2,814
Amortization of deferred financing costs	1,088	803
Restricted stock amortization expense	1,153	1,098
Unrealized loss on securities	118	286
Unrealized loss on derivative instruments	1,291	690
Realized loss on sale of security	—	33
Changes in operating assets and liabilities:
Increase in accrued principal and interest receivable, less purchased interest	(3,733)	(2,743)
Increase in other assets	(82)	(34)
Increase in accounts payable and accrued expenses	1,064	1,308
Increase in payable to related party	558	13

Net cash provided by operating activities	24,545	11,301

Cash flows used in investing activities:
Purchase of securities available-for-sale	—	(229,499)
Proceeds from sale of securities available-for-sale	—	12,188
Purchase of securities at estimated fair value	—	(144,964)
Funding of commercial mortgage loans	(8,800)	(109,622)
Funding of subordinate loans	(64,858)	(8,938)
Funding of repurchase agreements	(47,439)	—
Principal payments received on securities available-for-sale	39,666	714
Principal payments received on securities at estimated fair value	16,668	—
Principal payments received on commercial mortgage loans	9,303	187
Principal payments received on subordinate loans	26	6
Change in contractual deposits	—	75

Net cash used in investing activities	(55,434)	(479,853)

Cash flows from financing activities:
Proceeds from issuance of common stock	49,980	110,400
Payment of offering costs	(1,692)	(5,888)
Payment of deferred underwriting fee	(10,000)
Proceeds from TALF borrowings	—	178,469
Repayments of TALF borrowings	(33,233)	(1,240)
Proceeds from repurchase agreement borrowings	69,014	266,046
Repayments of repurchase agreement borrowings	(14,937)	(140,407)
Deferred financing costs	(500)	(2,554)
Dividends on common stock	(21,187)	(7,465)

Net cash provided by financing activities	37,445	397,361

Net increase (decrease) in cash and cash equivalents	6,556	(71,191)
Cash and cash equivalents, beginning of period	37,894	129,969

Cash and cash equivalents, end of period	$44,450	$58,778

Supplemental disclosure of cash flow information:
Interest paid	$11,099	$6,075

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee	$—	$10,000

Dividend declared, not yet paid	$8,542	$7,140

Deferred financing costs, not yet paid	$500	$1,000

Offering costs payable	$529	$825

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

Note 1 – Organization

Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a real estate investment trust (“REIT”) that originates, acquires, invests in and manages performing commercial first mortgage loans, commercial mortgage-backed securities (“CMBS”), mezzanine financings and other commercial real estate-related debt investments in the United States. These asset classes are referred to as the Company’s target assets.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the Company’s accounts and those of its consolidated subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant estimates include the fair value of financial instruments. Actual results could differ from those estimates.

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”).

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). Prior to the issuance of ASU 2011-05, existing GAAP allowed three alternatives for presentation of other comprehensive income (“OCI”) and its components in financial statements. ASU 2011-05 removes the option to present the components of OCI as part of the statement of changes in stockholders’ equity. In addition, ASU 2011-05 requires consecutive presentation of the statement of operations and OCI and presentation of reclassification adjustments on the face of the financial statements from OCI to net income. These changes apply to both annual and interim financial statements commencing, with retrospective application, for the fiscal periods beginning after December 15, 2011, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Note 3 – Fair Value Disclosure

GAAP establishes a hierarchy of valuation techniques based on observable inputs utilized in measuring financial instruments at fair values. Market based or observable inputs are the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

Level I – Quoted prices in active markets for identical assets or liabilities.

Level II – Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level III – Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

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

The estimated fair value of the AAA-rated CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information. The estimated fair values of Company’s securities are based on observable market parameters and are classified as Level 2 in the fair value hierarchy.

The estimated fair values of the Company’s derivative instruments are determined using a discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected cash flows are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The Company’s derivative instruments are classified as Level 2 in the fair value hierarchy.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments fall as of September 30, 2011:

	Fair Value as of September 30, 2011
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$316,067	$—	$316,067
AAA-rated CMBS (Fair Value Option)	—	258,517	—	258,517
Interest rate swaps	—	(1,087)	—	(1,087)
Interest rate caps	—	183	—	183

Total	$—	$573,680	$—	$573,680

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments fall as of December 31, 2010:

	Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$363,660	$—	$363,660
AAA-rated CMBS (Fair Value Option)	—	279,124	—	279,124
Interest rate swaps	—	(1,429)	—	(1,429)
Interest rate caps	—	1,816	—	1,816

Total	$—	$643,171	$—	$643,171

Note 4 – Debt Securities

At September 30, 2011, the Company had AAA-rated CMBS with an aggregate face value of $566,165. Securities available-for-sale with an aggregate face amount of $311,486 were pledged to secure its borrowings under the Term Asset-Backed Securities Loan Facility (the “TALF”) program administered by the Federal Reserve Bank of New York and securities at estimated fair value with an aggregate face amount of $254,679 were pledged to secure borrowings under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (the “Wells Facility”).

The amortized cost and estimated fair value of the Company’s debt securities at September 30, 2011 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS (Available-for-Sale)	$311,486	$315,580	$817	$(330)	$316,067
AAA-rated CMBS (Fair Value Option)	254,679	260,401	—	(1,884)	258,517

Total	$566,165	$575,981	$817	$(2,214)	$574,584

The unrealized loss related to the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at September 30, 2011 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.

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

The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of September 30, 2011 are as follows:

Credit Ratings *	AAA
Coupon	5.6%
Yield	4.2%
Weighted Average Life	1.3 years

*	Ratings per Fitch, Moody’s or S&P

The percentage vintage, property type, and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of September 30, 2011 and December 31, 2010 are as follows:

Vintage	September 30, 2011	December 31, 2010
2006	9%	10%
2007	91	90

Total	100%	100%

Property Type	September 30, 2011	December 31, 2010
Office	35.9%	36.7%
Retail	26.7	26.6
Multifamily	13.3	13.1
Hotel	10.7	10.9
Other *	13.4	12.7

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Location	September 30, 2011	December 31, 2010
South Atlantic	23.4%	23.7%
Middle Atlantic	21.5	21.1
Pacific	20.9	21.0
Other *	34.2	34.2

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans

The Company’s commercial mortgage loan portfolio is comprised of the following at September 30, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Appraised Loan-to-Value *
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,855	8.25%	30 year	151 rooms	40%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,701	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,636	9.00	25 year	263 rooms	58%
Hotel - NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms	40%

Total			$110,000	$109,192	8.31%

*	Appraised loan-to-value (“LTV”) represents the LTV as of the date of investment for all loans except the $32,000 New York, NY hotel loan. The LTV for the $32,000 New York, N.Y. hotel loan is as of March 2011.

During April 2011, the Company’s $8,800 commercial mortgage loan secured by a multifamily property in Los Angeles, California was repaid.

The Company’s commercial mortgage loan portfolio is comprised of the following at December 31, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Appraised Loan-to-Value *
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$32,000	8.25%	30 year	151 rooms	55%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,859	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,836	9.00	25 year	263 rooms	58%
Hotel - NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms	40%

Total			$110,000	$109,695	8.31%

*	Appraised LTV represents the LTV as of the date of investment.

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at September 30, 2011 and December 31, 2010.

Note 6 – Subordinate Loans

The Company’s subordinate loan portfolio is comprised of the following at September 30, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Appraised Loan-to-Value (1)
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only (2)	69%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only (2)	74%
Office - Michigan	May-10	Jun-20	9,000	8,960	13.00	25 year	70%
Ski Resort - California	Apr-11	May-17	40,000	40,000	13.25	Interest only (2)	64%
Hotel Portfolio - New York (3)	Aug-11	July-13	25,000	25,000	11.49	Interest only (4)	60%

Total			$124,000	$123,960	12.75%

(1)	Appraised LTV represents the LTV as of the date of investment.
(2)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 0%.
(3)	Includes a LIBOR floor of 1% and three one-year extension options subject to certain conditions.
(4)	Prepayments are prohibited prior February 2013 and any prepayments thereafter are subject to spread maintenance premiums.

The Company’s subordinate loan portfolio is comprised of the following at December 31, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Appraised Loan-to-Value (1)
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only (2)	69%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only (2)	74%
Office - Troy, MI	May-10	Jun-20	9,000	8,985	13.00	25 year	70%

Total			$59,000	$58,985	12.95%

(1)	Appraised LTV represents the LTV as of the date of investment.
(2)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 0%.

The Company evaluates its loans for possible impairment on a quarterly basis. See Note 5 – Commercial Mortgage Loans for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at September 30, 2011 and December 31, 2010.

Note 7 – Repurchase Agreement

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

Note 8 – Borrowings

At September 30, 2011, the Company’s borrowings had the following weighted average maturities and interest rates:

	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
TALF borrowings	$264,101	1.5 years		2.8%	Fixed
Wells Facility borrowings	227,791	1.8 years	*	1.5%	**
JPMorgan Facility borrowings	69,014	1.2 years	*	3.2%	Libor+300 bps

Total borrowings	$560,906	1.6 years		2.3%

*	Assumes extension options on Wells and JPMorgan Facilities are exercised. See below for further discussion.
**	The fully hedged interest rate for borrowings outstanding under the Wells Facility was 2.2% at September 30, 2011. See Note 9 – Derivative Instruments for further discussion of the Company’s interest rate hedging agreements.

At September 30, 2011, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
TALF borrowings	$175,502	$88,599	$—	$—	$264,101
Wells Facility borrowings *	145,930	81,861	—	—	227,791
JPMorgan Facility borrowings *	15,877	53,137	—	—	69,014

Total	$337,309	$223,597	$—	$—	$560,906

*	Assumes extension options on Wells and JPMorgan Facilities are exercised.

The Company’s collateralized financings consist of TALF borrowings and borrowings under the Company’s master repurchase facility entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) and Wells Facility. The table below summarizes the outstanding balances at September 30, 2011 as well as the maximum and average balances for the nine months ended September 30, 2011.

		For the nine months ended September 30, 2011
	Outstanding Balance at September 30, 2011	Maximum Month-End Balance	Average Month-End Balance
TALF borrowings	$264,101	$297,334	$283,814
Wells Facility borrowings	227,791	242,728	236,552
JPMorgan Facility borrowings	69,014	69,014	47,290

Total	$560,906

The Company borrowed under the TALF program during the period from December 2009 through March 2010 to finance the acquisition of AAA-rated CMBS. Subsequent to March 2010, TALF borrowings have declined consistent with paydowns in the underlying collateral.

The Company entered into the Wells Facility in August 2010 and deployed $39,670 of equity, borrowing $242,728, during the period from August 2010 to October 2010 to finance the acquisition of AAA-rated CMBS. Similar to the TALF program, borrowings under the Wells Facility have declined consistent with paydowns in the underlying collateral.

The Company entered into the JPMorgan Facility in January 2010 to finance the Company’s first mortgage loans and AAA-rated CMBS. The Company has borrowed under this facility from time to time as needed to fund the acquisition of additional assets.

The Company’s repurchase agreements are subject to certain financial covenants and the Company believes it is in compliance with these covenants at September 30, 2011.

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

During 2010, the Company entered into interest rate swaps with an aggregate notional balance of $242,728 in an effort to hedge floating-rate interest payments due under the Wells Facility. The Company also entered into forward-starting caps to hedge potential extensions of the collateral securing the Wells Facility borrowings. The Company’s derivative instruments consist of the following at September 30, 2011 and December 31, 2010:

		September 30, 2011			December 31, 2010
	Balance Sheet Location	Notional Value		Estimated Fair Value	Notional Value		Estimated Fair Value
Interest rate swaps	Derivative instruments	$242,520		$(1,087)	$242,728		$(1,429)
Interest rate caps	Derivative instruments	208	*	183	—	*	1,816

Total derivative instruments				$(904)			$387

*	Represents the notional at September 30, 2011 and December 31, 2010 but does not include forward-starting notionals.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three and nine months ended September 30, 2011.

	Amount of loss recognized in income
	Location of Loss Recognized in Income	For the three months ended September 30, 2011	For the nine months ended September 30, 2011	For the three and nine months ended September 30, 2010
Interest rate swaps *	Loss on derivative instruments	$(132)	$(1,046)	$(1,371)
Interest rate caps	Loss on derivative instruments	(545)	(1,633)	632

Total		$(677)	$(2,679)	$(739)

*	Includes $475 and $1,388 of realized losses for the three and nine months 2011 and $49 in 2010, respectively

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

For the three and nine months ended September 30, 2011, respectively, the Company incurred approximately $1,241 and $3,430 in base management fees. For the three and nine months ended September 30, 2010, respectively, the Company incurred approximately $761 and $2,220 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and nine months ended September 30, 2011, respectively, the Company recorded expenses totaling $127 and $442 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the three and nine months ended September 30, 2010, respectively, the Company recorded expenses totaling $176 and $2,330 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.

Included in payable to related party on the consolidated balance sheet at September 30, 2011 and December 31, 2010, respectively, is approximately $1,241 and $683 for base management fees incurred but not yet paid.

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

The Company recognized stock-based compensation expense of $418 and $1,154 for the three and nine months ended September 30, 2011, respectively, related to restricted stock and restricted stock unit (“RSU”) vesting. The Company recognized stock-based compensation expense of $339 and $1,089 for the three and nine months ended September 30, 2010, respectively, related to restricted stock and RSU vesting. The following table summarizes the grants of RSUs during 2011:

Type	Date	Shares Granted	RSUs Granted	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Grant	April 2011	9,204	—	$150	April 2011	April 2014
Grant	April 2011	—	5,000	82	April 2011	April 2014
Grant	August 2011	—	308,750	4,586	January 2012	January 2014

Total		9,204	313,750

Below is a summary of expected restricted stock and RSU vesting dates as of September 30, 2011.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
October 2011	11,082	11,666	22,748
January 2012	11,083	114,583	125,666
April 2012	11,083	11,666	22,749
July 2012	11,079	11,666	22,745
October 2012	11,082	11,668	22,750
January 2013	1,707	103,751	105,458
April 2013	1,710	833	2,543
July 2013	1,181	833	2,014
October 2013	1,184	417	1,601
January 2014	768	103,335	104,103
April 2014	768	416	1,184

	62,727	370,834	433,561

Note 12 – Stockholders’ Equity

During July 2011, the Company sold an aggregate of 3,000,000 shares of common stock at a price of $16.66 per share in a private offering. The shares were first sold to J.P. Morgan Securities LLC, as initial purchaser which purchased the shares for resale to Investors Insurance Corporation and Liberty Life Insurance Company, two affiliated U.S. insurance companies, and received a selling commission of $0.33 per share, resulting in net proceeds to the Company before offering expenses of $16.33 per share. The offering price was equal to the Company’s June 30, 2011 basic book value per share and represents a premium of approximately 4.65% over the closing price of $15.92 as of July 25, 2011. The offering closed on July 29, 2011 and generated net proceeds before offering expenses of approximately $48,980. The investors were known to the Company’s management team by virtue of being subsidiaries of a portfolio company of an Apollo fund and separate accounts.

In connection with this offering, the Company also entered into a registration rights agreement, dated July 29, 2011, with J.P. Morgan Securities LLC on behalf of Liberty Life Insurance Company and Investors Insurance Corporation. The Company agreed to indemnify Liberty Life Insurance Company and Investors Insurance Corporation, and each of their respective officers, directors, partners, employees, representatives, agents, and controlling persons, against certain losses, claims, damages, liabilities and expenses, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

In connection with this offering, our board of directors has created an excepted holder limit of 15% in the aggregate for Investors Insurance Corporation and Liberty Life Insurance Company and certain of their respective specified affiliates.

On August 12, 2011, the Company announced that its board of directors had authorized the repurchase of up to $35 million shares of its outstanding common stock over a period of one year. The Company effected no repurchases of its shares of common stock pursuant to this program during the period covered by this report.

Dividends. For 2011, the Company’s board of directors has declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 9, 2011	March 31, 2011	April 12, 2011	$0.40
May 10, 2011	June 30, 2011	July 12, 2011	$0.40
August 4, 2011	September 30, 2011	October 12, 2011	$0.40

Note 13 – Commitments and Contingencies

Deferred Underwriting Fee. At the closing of the IPO, the Company’s underwriters did not receive any payment directly from the Company for the underwriting fee equal to 5% of the gross proceeds raised in the IPO, or $10,000 in total. The Manager paid the underwriters $8,000 on the Company’s behalf at closing (4% of the gross proceeds raised in the IPO) and the underwriters agreed to defer the receipt of $2,000 (1% of the gross proceeds raised in the IPO). The Company agreed to pay $8,000 to its Manager and pay $2,000 to the underwriters if during any period of four consecutive calendar quarters during the 16 full calendar quarters after the consummation of the IPO (as described below) the Company’s Core Earnings (as defined below) for any such four-quarter period exceeds an 8% performance Hurdle Rate (as described below).

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

As of June 30, 2011, the Company’s Core Earnings exceeded the required Hurdle Rate and the Company paid the $10,000 deferred underwriting fee during the third quarter of 2011.

Note 14 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31 ,2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$44,450	$44,450	$37,894	$37,894
Securities available-for-sale, at estimated fair value	316,067	316,067	363,660	363,660
Securities, at estimated fair value	258,517	258,517	279,124	279,124
Commercial first mortgage loans	109,192	116,764	109,695	118,096
Subordinate loans	123,960	136,187	58,985	70,273
Repurchase agreements	47,439	47,436	—	—
Derivative instruments, net	(904)	(904)	387	387
TALF borrowings	(264,101)	(269,981)	(297,334)	(302,860)
Borrowings under repurchase agreements	(296,805)	(296,805)	(242,728)	(242,728)

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:

Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$5,512	$2,356	$17,212	$7,033

Denominator:
Weighted average common shares outstanding	19,647,989	11,330,573	18,261,294	10,919,333
Weighted average participating securities	318,605	117,552	187,906	77,345

Denominator for basic and diluted earnings per share - weighted average common shares outstanding and common stock equivalents outstanding	19,966,594	11,448,125	18,449,200	10,996,678

Basic and diluted net income per weighted average common stock and common stock equivalents	$0.28	$0.21	$0.93	$0.64

Note 16 – Subsequent Events

Investment activity. During October 2011, the Company closed a $25,000 preferred equity interest in a joint venture that owns a mixed-use grocery-anchored retail center in Virginia suburb of Washington DC. The preferred equity is part of a $135,000 financing comprised of a $110,000 senior mortgage and the $25,000 preferred equity financing, both with a term of 3 years with two one-year extension options. The preferred equity is an interest-only fixed rate loan that bears interest at 14.0% (10.0% current pay with a 4.0% accrual) and has an appraised loan-to-value for the preferred equity of approximately 74%. The preferred equity has an IRR, underwritten by our Manager, of approximately 15.0%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments” for a discussion of how IRR is calculated.

Dividends. On November 3, 2011, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on January 12, 2012 to common stockholders of record on December 31, 2011.

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

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. See Item “1A – Risk Factors” of the Company’s annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company is a commercial real estate finance company that originates, acquires, invests in and manages performing commercial first mortgage loans, CMBS, mezzanine financings and other commercial real estate-related debt investments in the United States. The Company refers to these asset classes as its target assets.

The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC, together with its subsidiaries, “Apollo”, a leading global alternative asset manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of $72 billion as of June 30, 2011.

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

Market Overview

Throughout the first part of 2011, the commercial real estate lending market continued its recovery from the downturn experienced as part of the correction in the global financial markets which began in mid-2007. As evidenced by the re-starting of the CMBS market since early 2010, lenders were starting to return to the market. Since early 2010, approximately $37 billion of CMBS has been issued in the United States, and while this is significantly less than the $229 billion that was issued in 2007, it was clear evidence that the lending market for commercial real estate was in the midst of a recovery. However, beginning in July and August 2011, concerns over the global economy resulted in spread widening in the CMBS market and a reduction in the pace of new loans being originated for securitization. At present, we believe the commercial real estate lending market remains in flux. There are a number of active life insurance companies, commercial banks and conduit lenders, but recent volatility and uncertainty in the global markets has slowed the pace of transaction activity.

The Company estimates that from 2012 to 2015, there is in excess of $1 trillion of commercial real estate debt that is scheduled to mature and this presents a compelling opportunity for the Company to invest capital in its target asset for attractive risk adjusted returns.

While the volume of impending maturities and the need for refinancing is significant, the demand for new capital to refinance maturing commercial mortgage debt continues to be somewhat tapered by the granting of extensions by lenders across the commercial mortgage loan industry. In 2009, the Internal Revenue Service and the Department of the Treasury issued guidance which provided loan servicers with increased flexibility in relation to their ability to modify commercial mortgage loans held by Real Estate Mortgage Investment Conduits, or REMICs, opening the door to previously unavailable loan restructurings, and as a result an increasing number of maturing loans have been extended. Despite this trend, the Company has been able to deploy substantially all capital it has raised in the Company’s target assets.

The Company also believes that while the CMBS market has begun to reopen, the supply of capital provided by this market will not approach the levels seen from 2005-2007. The Company believes that lower levels of CMBS issuances will enhance the Company’s first mortgage origination business. The Company further believes that any increase in CMBS issuances will likely be at lower loan-to-value ratios and will therefore continue to provide the Company with opportunities to originate mezzanine financings with respect to those parts of the financing capital structure which are unsuitable to be sold as part of CMBS.

Critical Accounting Policies

A summary of the Company’s accounting policies is set forth in its annual report on Form 10-K for the year ended December 31, 2010 under Note 2 – Summary of Significant Accounting Policies.

Financial Condition and Results of Operations

Investment Activity

Subordinate loans. During August 2011, the Company closed a $25,000 junior mezzanine loan secured by a pledge of the equity interests in the borrower that owns three recently opened hotels in New York, New York. The mezzanine loan is part of a $400,000, five-year financing package split into a $270,000 first mortgage loan, $105,000 senior mezzanine loan and $25,000 junior mezzanine loan. The junior mezzanine loan is an interest-only floating rate loan that bears interest at LIBOR +10.49%, with a 1% LIBOR floor and has an appraised loan-to-value for the junior mezzanine of approximately 60%. The junior mezzanine loan has an IRR, underwritten by our Manager, of approximately 13.5%. See “ – Investments” for a discussion of how IRR is calculated.

Investments

The following table sets forth certain information regarding the Company’s investments at September 30, 2011:

Description	Face Amount	Weighted Average Coupon	Adjusted Purchase Price	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)*	Equity at cost	Weighted Average IRR **
AAA CMBS - TALF borrowings	$311,486	5.6%	$315,580	4.7%	1.7	$264,101	2.8%	1.6	$51,479	13.4%
AAA CMBS - Wells Facility	254,679	5.6	260,401	3.7	1.1	227,791	2.2	1.9	32,610	11.7
Total first mortgages	109,192	8.3	109,192	8.3	2.9	69,014	3.2	1.3	40,178	17.8
Total subordinate loans	123,960	12.8	123,960	12.8	6.2	—	—	—	123,960	13.8
Total repurchase agreements	47,439	13.0	47,439	13.0	1.1	—	—	—	47,439	13.7

Total	$846,756	7.4%	$856,572	6.5%	2.3	$560,906	2.6%	1.7	$295,666	14.0%

*	Assumes extension options on Wells Facility are exercised.
**	The internal rates of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no extensions, dispositions, early prepayments or defaults and include the fully hedged cost of borrowings under the Wells Facility. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.

Net Interest Income

Net interest income for the three months and nine months ended September 30, 2011, respectively, increased $4,735, or 86.1%, and $13,059, or 90.3%, from the same periods in 2010. The increase is primarily the result of the Company’s deployment of the capital raised from its IPO and the follow-on offerings. The following table sets forth certain information regarding the Company’s net investment income for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Change (amount)	Change (%)	2011	2010	Change (amount)	Change (%)
Interest income from:
Securities	$6,316	$4,356	$1,960	45.0%	$19,419	$11,643	$7,776	66.8%
Commercial mortgage loans	2,276	2,123	153	7.2%	6,886	4,723	2,163	45.8%
Subordinate loans	3,784	1,952	1,832	93.9%	8,861	5,386	3,475	64.5%
Repurchase agreements	1,576	—	1,576	n/a	3,188	—	3,188	n/a
Interest expense	(3,716)	(2,930)	(786)	26.8%	(10,836)	(7,293)	(3,543)	48.6%

Net interest income	$10,236	$5,501	$4,735	86.1%	$27,518	$14,459	$13,059	90.3%

Operating Expenses

The following table sets forth the Company’s operating expenses for the three and nine months ending September 30, 2011 and 2010.

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Change (amount)	Change (%)	2011	2010	Change (amount)	Change (%)
General and administrative expense	$879	$1,021	$(142)	(13.9)%	$2,935	$3,059	$(124)	(4.1)%
Stock-based compensation expense	418	339	79	23.3%	1,154	1,098	56	5.1%
Management fee expense	1,241	761	480	63.1%	3,430	2,220	1,210	54.5%

Total operating expense	$2,538	$2,121	$417	19.7%	$7,519	$6,377	$1,142	17.9%

Management fee expense for the three and nine months ended September 30, 2011 increased $480, or 63.1%, and $1,210, or 54.5%, respectively, from the same periods in 2010. The increase is primarily attributable to the Company’s follow-on offerings that were completed in September 2010 and July 2011. Management fees and the relationship between the Company and its Manager are discussed further in Note 10 – Related Party Transactions.

Stock-based compensation expense for the three and nine months ended September 30, 2011 increased $79, or 23.3%, and $56, or 5.1%, respectively, from the same periods in 2010. The increase is primarily attributable to the grant of 308,750 RSUs during August 2011. Share-based payments are discussed further in Note 11 – Share-Based Payments.

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

The Company chose not to pursue hedge accounting for these derivative instruments and records the change in estimated fair value related to interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to the AAA-rated CMBS securing the Wells Facility in earnings by electing the fair value option. This election allows the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate hedges without having to apply complex hedge accounting provisions.

The following amounts related to changes in fair value of the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2011:

	For the three months ended September 30, 2011	For the nine months ended September 30, 2011	For the three and nine months ended September 30, 2010
Unrealized loss on securities	$(1,511)	$(118)	$286
Unrealized loss on derivative instruments	(202)	(1,291)	(690)
Realized loss on derivative instruments	(475)	(1,388)	(49)

Total	$(2,188)	$(2,797)	$(453)

Dividends

For 2011, the Company has declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 9, 2011	March 31, 2011	April 12, 2011	$0.40
May 10, 2011	June 30, 2011	July 12, 2011	$0.40
August 4, 2011	September 30, 2011	October 12, 2011	$0.40

Subsequent Events

Investment activity. During October 2011, the Company closed a $25,000 preferred equity interest in a joint venture that owns a mixed-use grocery-anchored retail center in Virginia suburb of Washington DC. The preferred equity is part of a $135,000 financing comprised of a $110,000 senior mortgage and the $25,000 preferred equity financing, both with a term of 3 years with two one-year extension options. The preferred equity is an interest-only fixed rate loan that bears interest at 14.0% (10.0% current pay with a 4.0% accrual) and has an appraised loan-to-value for the preferred equity of approximately 74%. The preferred equity has an IRR, underwritten by our Manager, of approximately 15.0%. See “ – Investments” for a discussion of how IRR is calculated.

Dividends. On November 3, 2011, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on January 12, 2012 to common stockholders of record on December 31, 2011.

Liquidity and capital resources

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and other general business needs. The Company’s cash is used to purchase or originate target assets, repay principal and interest on borrowings, make distributions to stockholders and fund operations. The Company’s liquidity position is closely monitored and the Company believes it has sufficient current liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months. The Company’s primary sources of liquidity are as follows:

Cash Generated from Offerings

During July 2011, the Company sold an aggregate of 3,000,000 shares of common stock at a price of $16.66 per share in a private offering. The shares were first sold to J.P. Morgan Securities LLC, as initial purchaser which purchased the shares for resale to Investors Insurance Corporation and Liberty Life Insurance Company, two affiliated U.S. insurance companies, and received a selling commission of $0.33 per share, resulting in net proceeds to the Company before offering expenses of $16.33 per share. The offering price was equal to the Company’s June 30, 2011 basic book value per share and represents a premium of approximately 4.65% over the closing price of $15.92 as of July 25, 2011. The offering closed on July 29, 2011 and generated gross proceeds of approximately $49,980. Net proceeds before offering expenses were approximately $48,980. The investors were known to the Company’s management team by virtue of being subsidiaries of a portfolio company of an Apollo fund and separate accounts.

In connection with this offering, the Company also entered into a registration rights agreement, dated July 29, 2011, with J.P. Morgan Securities LLC on behalf of Liberty Life Insurance Company and Investors Insurance Corporation. The Company agreed to indemnify Liberty Life Insurance Company and Investors Insurance Corporation, and each of their respective officers, directors, partners, employees, representatives, agents, and controlling persons, against certain losses, claims, damages, liabilities and expenses, including liabilities under the Securities Act.

In connection with this offering, our board of directors has created an excepted holder limit of 15% in the aggregate for Investors Insurance Corporation and Liberty Life Insurance Company and certain of their respective specified affiliates. To date, the Company has raised aggregate equity of approximately $373,380 through its IPO and concurrent private placement as well as follow-on offerings. Net proceeds (after deducting underwriting fees and expenses) from these offerings were approximately $353,734.

Cash Generated from Operations

Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See Financial Condition and Results of Operations – Investments for a summary of interest rates and weighted average lives related to the Company’s portfolio at September 30, 2011. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.

Borrowings Under Various Financing Arrangements

In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the

Company’s option and upon the payment of the $500 extension fee for each one-year extension. During January 2011, the Company exercised the first of the two extension options. The extended maturity date is January 4, 2012 with the ability to extend for an additional 364 days at the Company’s option with a payment of the extension fee. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500 and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At September 30, 2011, the Company had $69,014 of borrowings outstanding under the JPMorgan Facility.

During August 2010, the Company through an indirect wholly-owned subsidiary entered into the Wells Facility pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. The Wells Facility has a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. Advance rates under the Wells Facility typically range from 85%-90% on the face amount of the underlying collateral depending weighted average life of the collateral pledged. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Wells Facility contains , among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility. At September 30, 2011, the Company had $227,791 of borrowings outstanding under the Wells Facility secured by AAA-rated CMBS held by the Company.

Other Potential Sources of Financing

The Company’s primary sources of cash currently consist of the $44,450 of cash available at September 30, 2011, principal and interest the Company receives on its portfolio of assets, as well as available borrowings under the JPMorgan Facility. The Company expects its primary sources of cash to consist of cash generated from operations, and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At September 30, 2011, there is also $30,986 of borrowing capacity under the JPMorgan Facility; however, the Company would need to acquire additional commercial first mortgage loans or AAA-rated CMBS in order to utilize that capacity. Depending on market conditions, such additional borrowings may also include additional repurchase agreements as well as other borrowings such as credit facilities.

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

Leverage policies

The Company uses leverage for the sole purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. In addition to the Company’s current TALF financings and the Wells Facility and JPMorgan Facility, in the future the Company may access additional sources of borrowings. The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; however, the Company is limited by certain financial covenants under its repurchase agreements. Consistent with the Company’s strategy of keeping leverage within a conservative range, the Company expects that its total borrowings on loans will be in an amount that is approximately 35% of the value of its total loan portfolio.

Contractual obligations and commitments

The Company’s contractual obligations including expected interest payments as of September 30, 2011 are as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
TALF borrowings	$181,059	$89,441	$—	$—	$270,500
Wells Facility borrowings*	149,812	83,190	—	—	233,002
JPMorgan Facility borrowings**	18,091	53,575	—	—	71,666

Total	$348,962	$226,206	$—	$—	$575,168

*	Assumes extension options are exercised and fully-hedged interest rate for interest payments due under the Wells Facility. See below for further discussion.
**	Assumes extension options are exercised and current Libor of 0.23% for interest payments due under the JPMorgan Facility. See below for further discussion.

The table above does not include amounts due under the Company’s Management Agreement as those obligations, discussed below, do not have fixed and determinable payments.

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

The initial term of the Management Agreement expires on September 29, 2012 (the third anniversary of the closing of the IPO), and is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable.

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

Until June 30, 2011, the deferred underwriting fee was classified as a contingent liability where payment was probable and the amount estimable, and as such the $10,000 of deferred underwriting fee was recorded as a contingent liability with a corresponding reduction in additional paid in capital. As of June 30, 2011, the Company’s Core Earnings exceeded the required Hurdle Rate and the Company paid the $10,000 deferred underwriting fee during the third quarter of 2011.

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

All of the Company’s TALF borrowings are fixed rate borrowings. At September 30, 2011, the only floating-rate instruments held by the Company are the $69,014 of borrowings outstanding under the JPMorgan Facility and the $227,791 of borrowings outstanding under the Wells Facility. At September 30, 2010, the Company also has interest rate swaps and caps with an outstanding notional of $242,520, resulting in net variable rate debt of $54,285. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $54,285 in variable rate debt by $68. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.

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

During the period ended September 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2011, the Company is not involved in any legal proceedings.

ITEM 1A. Risk Factors

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Company’s risk factors during the nine months ended September 30, 2011.

ITEM 2(a). Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2011, the Company sold an aggregate of 3,000,000 shares of common stock at a price of $16.66 per share in a private offering. The shares were first sold to J.P. Morgan Securities LLC, as initial purchaser, which purchased the shares for resale to Investors Insurance Corporation and Liberty Life Insurance Company, two affiliated U.S. insurance companies, and received a selling commission of $0.33 per share, resulting in net proceeds to the Company before offering expenses of $16.33 per share. The offering price was equal to the Company’s June 30, 2011 basic book value per share and represents a premium of approximately 4.65% over the closing price of $15.92 as of July 25, 2011. The offering closed on July 29, 2011 and generated gross proceeds of approximately $49,980. Net proceeds before offering expenses were approximately $48,980. The investors were known to the Company’s management team by virtue of being subsidiaries of a portfolio company of an Apollo fund and separate accounts.

ITEM 2(c). Issuer Purchases of Equity Securities

On August 12, 2011, the Company announced that its board of directors had authorized the repurchase of up to $35 million shares of its outstanding common stock over a period of one year. The Company effected no repurchases of its shares of common stock pursuant to this program during the period covered by this report.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.1	Purchase Agreement, dated as of July 25, 2011, among Apollo Commercial Real Estate Finance, Inc., ACREFI Management, LLC and J.P. Morgan Securities LLC.

10.2	Registration Rights Agreement, dated as of July 29, 2011, between Apollo Commercial Real Estate Finance, Inc. and J.P. Morgan Securities LLC on behalf of certain holders named therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

November 4, 2011

	By:	/s/ Joseph F. Azrack
Joseph F. Azrack
President and Chief Executive Officer

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.1	Purchase Agreement, dated as of July 25, 2011, among Apollo Commercial Real Estate Finance, Inc., ACREFI Management, LLC and J.P. Morgan Securities LLC.

10.2	Registration Rights Agreement, dated as of July 29, 2011, between Apollo Commercial Real Estate Finance, Inc. and J.P. Morgan Securities LLC on behalf of certain holders named therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference