Form 10-K
period 2011-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2012-03-02
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $272,428,000 based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 27, 2012, the registrant had a total of 20,561,032 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2012 annual meeting of stockholders scheduled to be held on or about May 4, 2012 are incorporated by reference into Part III of this annual report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this annual report on Form 10-K within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940 (the “1940 Act”); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the Securities and Exchange Commission (“SEC”), could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, “Risk Factors” of this annual report on Form 10-K.

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

GENERAL

Apollo Commercial Real Estate Finance, Inc. is a real estate investment trust (“REIT”) that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, commercial mortgage-backed securities (“CMBS”), mezzanine financings and other commercial real estate-related debt investments in the United States. These asset classes are referred to as the Company’s target assets.

The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC, together with its subsidiaries, “Apollo”, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of $75 billion as of December 31, 2011. The Manager is led by an experienced team of senior real estate professionals who have significant experience in commercial property investing, financing and ownership. The Manager benefits from the investment, finance and managerial expertise of Apollo’s private equity, credit-oriented capital markets and real estate investment professionals. The Company believes its relationship with Apollo provides the Company with significant advantages in sourcing, evaluating, underwriting and managing investments in the Company’s target assets.

The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. At December 31, 2011, the Company held a diversified portfolio comprised of approximately $553,995 of AAA-rated CMBS, $109,006 of first mortgage loans, $149,086 of mezzanine loans and $47,439 of repurchase agreements. The Company has financed this portfolio at December 31, 2011 with $473,307 of borrowings collateralized by AAA-rated CMBS and $68,720 of borrowings under the Company’s $100,000 repurchase facility with JPMorgan Chase Bank, N.A. (the “JPM Facility”).

The Company is a Maryland corporation that was organized in 2009 and has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its year ended December 31, 2009. The Company generally is not subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes all or up to 90% of its taxable income to stockholders and maintains its intended qualification as a REIT. The Company also intends to operate its business in a manner that will permit it to continue to maintain its exemption from registration under the 1940 Act.

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

The Company targets investments that are secured by institutional quality real estate. The Company’s underwriting includes a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. The Company also expects its Manager to take advantage of opportunistic pricing dislocations created by distressed sellers or distressed capital structures where a lender or holder of a loan or security is in a compromised situation due to the relative size of its portfolio, the magnitude of nonperforming loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. In pursuing investments with attractive risk-reward profiles, the Company incorporates its views of the current and future economic environment, its outlook for real estate in general and particular asset classes and its assessment of the risk-reward profile derived from its underwriting and cash flow analysis, including taking into account relative valuation, supply and demand fundamentals, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, real estate prices, delinquencies, default rates, recovery of various sectors and vintage of collateral. In general, the Company pursues a value-driven approach to underwriting and diligence, consistent with the historical investment strategy of the Manager and its affiliates. Each prospective investment receives a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment. On the Company’s behalf, the Company’s Manager has implemented underwriting standards founded on fundamental market and credit analyses with a focus on current and sustainable cash flows. These underwriting standards place a particular emphasis on due diligence of the sponsor/borrower. All investment decisions are made with a view to maintaining the Company’s qualification as a REIT and its exemption from registration under the 1940 Act.

FINANCING STRATEGY

The Company uses borrowings as part of its financing strategy. The Company expects the amount of leverage it uses to be consistent with the Company’s intention of keeping total borrowings within a conservative range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in the Company’s investment portfolio, the potential for losses and extension risk in the Company’s investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of the Company’s financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of the Company’s target assets and the type of collateral underlying these target assets. In utilizing leverage, the Company seeks to enhance equity returns while limiting interest rate exposure. In addition to current repurchase facilities, the Company may access additional repurchase facilities and more traditional borrowings such as credit facilities. At December 31, 2011, the Company had $251,327 of borrowings under the Term Asset-Backed Securities Loan Facility (the “TALF”) program administered by the Federal Reserve Bank of New York, $221,980 of borrowings outstanding under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”) and $68,720 of borrowings outstanding under the JPM Facility as of December 31, 2011.

During December 2011, the Company, through an indirect wholly-owned subsidiary, entered into an amendment letter (the “Amendment Letter”) related to the Wells Facility to increase its maximum permitted borrowing under the facility from $250,000 to $506,000. During January 2012, the Company utilized the additional capacity under the Wells Facility to refinance all of the Company’s outstanding TALF debt. Borrowings resulting from the additional capacity will bear interest at a per annum rate of 30-day LIBOR plus 1.5% and will mature in August 2013.

To the extent market conditions improve and markets stabilize over time, the Company may increase its borrowing levels. In the future, the Company may also seek to raise further equity capital or issue debt securities in order to fund future investments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s borrowings as of December 31, 2011.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s borrowings under repurchase agreements and the TALF program as of December 31, 2011.

CORPORATE GOVERNANCE

The Company strives to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•	The Company’s Board is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees are composed exclusively of independent directors.

•

In order to foster the highest standards of ethics and conduct in all business relationships, the Company has adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of its directors and officers. In addition, the Company has implemented Whistle Blowing Procedures for Accounting and Auditing Matters (the “Whistleblower Policy”) that set forth procedures by which Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with the Audit Committee.

•

The Company has an insider trading policy that prohibits any of its directors or employees, partners, directors and officers of Apollo, as well as others, from buying or selling the Company’s common stock on the basis of material nonpublic information.

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

AVAILABLE INFORMATION

The Company maintains a website at www.apolloreit.com and makes available, free of charge, on the Company’s website (a) the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, the “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. The Company’s documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The Company provides copies of its Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Stuart A. Rothstein, Chief Financial Officer, Treasurer, and Secretary, at Apollo Commercial Real Estate Finance, Inc., c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

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

The Company is subject to conflicts of interest arising out of its relationship with Apollo, including the Manager. In the future, the Company may enter into additional transactions with Apollo and other Apollo vehicles. In particular, the Company may invest in, or acquire, certain of its investments through joint ventures with Apollo or its affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to other Apollo vehicles. Any such transactions will require approval by a majority of the Company’s independent directors. In certain instances the Company may invest alongside other Apollo vehicles in different parts of the capital structure of the same issuer. Depending on the size and nature of such investment, such transactions may require approval by a majority of the Company’s independent directors. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to the Company as those that would have been obtained in an arm’s length transaction.

In addition to the Company, an affiliate of the Manager manages other investment vehicles whose core investment strategies focus on one or more of the Company’s target asset classes. To the extent such other Apollo vehicles or other vehicles that may be organized in the future seek to acquire the Company’s target assets, the scope of opportunities otherwise available to the Company may be adversely affected and/or reduced.

The Manager and Apollo have an investment allocation policy in place that is intended to ensure that every Apollo vehicle, including the Company, is treated in a manner that, over time, is fair and equitable. According to this policy, investments may be allocated by taking into account factors, including but not limited to, available capital and net asset value of the investment vehicles, suitability of the investment, order size, investment objectives, permitted leverage and available financing, current income expectations, the size, liquidity and duration of the available investment, seniority and other capital structure considerations and the tax implications of an investment. The investment allocation policy may be amended by the Manager and Apollo at any time without the Company’s consent.

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

Further, certain of the Company’s officers and directors, and the officers and other personnel of the Manager, also serve or may serve as officers, directors or partners of other Apollo vehicles. Accordingly, the ability of the Manager and its officers and employees to engage in other business activities may reduce the time the Manager spends managing the Company’s business. Further, the officers and other personnel of the Manager may be called upon to provide managerial assistance to other Apollo vehicles. These demands on their time may reduce the time the Company’s officers and officers of the Manager may have available to spend managing the Company’s business and distract them or slow the rate of investment.

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

The Company’s ability to achieve its investment objectives depends on its ability to grow, which depends, in turn, on the management team of the Manager and its ability to identify and to make investments on favorable terms that meet the Company’s investment criteria as well as on the Company’s access to financing on acceptable terms. The Company’s ability to grow is also dependent upon the Manager’s ability to successfully hire, train, supervise and manage new personnel. The Company may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the Company’s future growth effectively could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Termination of the Management Agreement with the Manager without cause is difficult and costly. The Management Agreement provides that, in the absence of cause, it may only be terminated by the Company after the third anniversary of the closing of the initial public offering, upon the vote of at least two thirds of the Company’s independent directors based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company, or (ii) a determination that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two thirds of the Company’s independent directors. The Manager will be provided 180 days prior notice of any such termination. Additionally, upon a termination by the Company without cause (or upon a termination by the Manager due to the Company’s material breach), the Management Agreement provides that the Company will pay the Manager a termination payment equal to three times the average annual base management fee earned by the Manager during the 24 month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to the Company of electing not to renew, or defaulting in its obligations under, the Management Agreement, thereby adversely affecting the Company’s inclination to end its relationship with the Manager, even if the Company believes the Manager’s performance is not satisfactory.

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

The Manager is entitled to receive a base management fee that is based on the amount of the Company’s stockholders’ equity (as defined in the Management Agreement) at the end of each quarter, regardless of the Company’s performance. The Company’s stockholders’ equity for the purposes of calculating the base management fee is not the same as, and could be greater than, the amount of stockholders’ equity shown on the Company’s consolidated financial statements. The possibility exists that significant base management fees could be payable to the Manager for a given quarter despite the fact that the Company could experience a net loss during that quarter. The Manager’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to the Manager to devote its time and effort to source and maximize risk-adjusted returns on the Company’s investment portfolio, which could, in turn, adversely affect the Company’s ability to pay dividends to its stockholders and the market price of its common stock. Furthermore, the compensation payable to the Manager will increase as a result of future equity offerings, even if the offering is dilutive to existing stockholders.

The Manager manages the Company’s investment portfolio pursuant to very broad investment guidelines and the Company’s board of directors does not approve each investment decision made by the Manager, which may result in the Company making riskier investments.

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

The Company is dependent on the Manager and its key personnel for the Company’s success and upon their access to Apollo’s investment professionals and partners. The Company may not find a suitable replacement for the Manager if the Management Agreement is terminated, or if key personnel leave the employment of the Manager or Apollo or otherwise become unavailable to the Company.

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

The departure of any senior personnel of the Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on the Company’s ability to achieve its investment objectives. In addition, the Company offers no assurance that the Manager will remain its investment manager or that the Company will continue to have access to the Manager’s or Apollo’s executive officers and other investment professionals. The initial term of the Management Agreement with the Manager only extends until the third anniversary of the closing of the initial public offering, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage it, the Company cannot execute its business plan.

Investigations and reviews of Apollo affiliates’ use of placement agents could harm the Company’s reputation, depress its stock price or have other negative consequences.

Affiliates of the Manager sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of the Manager have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. The California Public Employees’ Retirement System, (“CalPERS”), one of Apollo’s strategic investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS special review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’ purchase of securities in various funds managed by affiliates of the Manager and another asset manager. None of the Company, the Manager or any other Apollo entity is a party to the civil lawsuit, nor does the lawsuit allege any misconduct on the part of any Apollo entity. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire Special Litigation Counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against Apollo (a) for fees that Apollo purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors’ defense of the California Attorney General action described above. Apollo has informed the Company that it believes that it has handled its use of placement agents in an appropriate manner and that it is cooperating with such investigations and other reviews. Any unanticipated developments from these or future investigations or changes in industry practice may adversely affect Apollo’s business (including with respect to the Manager) or indirectly thereby, the Company’s business. Even if these investigations or changes in industry practice do not directly or indirectly affect Apollo’s or the Company’s respective businesses, adverse publicity could harm the Company’s reputation and may depress its stock price or have other negative consequences.

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

The Company has been formed to generate attractive risk-adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. The Company intends to achieve this objective by originating, investing in, acquiring, financing and managing a diversified portfolio of its target assets. In the future, to the extent that market conditions stabilize or change and the Company has sufficient capital to do so, it may, depending on prevailing market conditions, change its investment guidelines in response to opportunities available in different interest rate, economic and credit environments. The Company may make such changes at any time with the approval of its board of directors but without the consent of its stockholders. For example, since the Company’s IPO, its board of directors amended its investment guidelines, (i) so that prior to the Company raising at least $400,000 of equity (inclusive of equity raised in the Company’s IPO, the private placement and any other offering), the amount which the Company may invest in any single investment has been increased from 15% of the Company’s equity (on a consolidated basis) to 25% of its cash equity (on a consolidated basis) with respect to multi-asset transactions and 20% of its cash equity (on a consolidated basis) with respect to single asset transactions, (ii) to permit the Company to invest in mezzanine loans originated prior to January 1, 2009 (iii) to permit the Company to invest in preferred equity, (iv) to permit the Company to invest no more than 20% of the Company’s cash equity in non-U.S. assets, (v) to permit the Company to invest in a portfolio of debt where up to 20% of the underlying collateral may be comprised of undeveloped land and (vi) to permit the Company to invest up to 15% of the Company’s cash equity in inventory loans on condominium projects. Future changes in the Company’s investment policies could adversely impact the Company’s profitability and risk profile.

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

The U.S. government, the Federal Reserve, the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions to address the financial crisis. The far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. The Company is unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any. For example, to the extent that new government programs are designed, in part, to restart the market for certain of the Company’s target assets, the establishment of these programs may result in increased competition and higher prices for the Company’s target assets. In addition, the U.S. Government, the Federal Reserve Board of Governors, or the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. On July 21, 2010 President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act the (“Dodd-Frank Act”). The Dodd-Frank Act may impact the securitization market in that it seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Such changes, among other things, require that issuers of asset-backed securities disclose certain fulfilled and unfulfilled repurchase demands for asset-backed securities, conduct reviews of the asset pools underlying asset-backed securities, and publicly disclose the results of such reviews. The SEC has also proposed rules which would require issuers and underwriters to make any third-party due diligence reports on asset-backed securities publicly available. There can be no assurances that such actions will have a beneficial impact on the financial markets. In addition to the foregoing, the United States Congress and/or various state and local legislatures may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material and adverse effect on the Company’s ability to execute its business strategies. The Company cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on the Company’s business, results of operations and financial condition.

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

Certain of the Company’s subsidiaries, including ACREFI Operating, LLC, qualify for an exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for an entity “not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in..... the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of the assets of an entity relying on this exemption be comprised of what the SEC staff through a series of no action letters has characterized as “qualifying assets” and at least another 25% of the assets of such entity be comprised of either qualifying assets or what the SEC staff in such guidance has characterized as “real estate-related assets” under the 1940 Act (and no more than 20% comprised of miscellaneous assets). The Company expects any of its subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff to determine which assets are qualifying assets and which assets are real estate related under this exemption to the extent such guidance is available. The SEC staff has determined in various no action letters that qualifying assets for this purpose include mortgage loans, certain B-Notes and mezzanine loans that satisfy various conditions specified in such SEC staff no-action letters. The SEC has not, however, published guidance with respect to some of the Company’s other target assets under Section 3(c)(5)(C). For assets for which the SEC staff has not published guidance, the Company intends to rely on its own analysis to determine which of such assets are qualifying and which of such assets are real estate related under this exemption. For example, the Company intends to treat as real estate related assets CMBS, B-Notes and mezzanine loans that do not satisfy the qualifying asset conditions set forth in the relevant SEC staff no-action letters, as well as debt and equity securities of companies primarily engaged in real estate businesses. To the extent that the SEC staff publishes new or different guidance with respect to these matters, the Company may be required to adjust its strategy accordingly. In addition, the Company may be limited in its ability to make certain investments and these limitations could result in the subsidiary holding assets the Company might wish to sell or selling assets the Company might wish to hold. Although the Company monitors the portfolios of its subsidiaries relying on the Section 3(c)(5)(C) exemption periodically and prior to each acquisition, there can be no assurance that such subsidiaries will be able to maintain this exemption.

The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption. There can be no assurance that the laws and regulations governing the 1940 Act status of companies relying on Section 3(c)(5)(C) of the 1940 Act, including the SEC or its staff providing more specific or different guidance regarding this exemption, will not change in a manner that adversely affects the Company’s operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exemption, the Company may be required to adjust its strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to the Company, or it could further inhibit the Company’s ability to pursue the strategies it has chosen.

The Company may organize subsidiaries in the future that may seek to rely on the 1940 Act exemption provided to certain structured financing vehicles by Rule 3a-7. To comply with Rule 3a-7, any such subsidiary will need to comply with the restrictions described below, as well as any future guidance that may be issued by the SEC or its staff. .

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

The SEC recently issued a release in which it indicated that it is considering proposing amendments to Rule 3a–7 to “reflect market developments since 1992, when Rule 3a–7 was adopted, and recent developments affecting asset-backed issuers.” Any amendments to Rule 3a-7 could provide additional flexibility or it could inhibit the ability of any Company subsidiary to rely on this exemption or to pursue certain strategies it has identified for such subsidiary.

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

Qualification for exemptions from registration under the 1940 Act will limit the Company’s ability to make certain investments. For example, these restrictions will limit the ability of the Company’s subsidiaries to invest directly in CMBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain in assets not related to real estate.

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

In order for the Company to qualify as a REIT, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own the Company’s stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve the Company’s REIT qualification, among other purposes, the Company’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s common stock. This ownership limit could have the effect of discouraging a takeover or other transaction in which holders of the Company’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. The Company’s board of directors has established exemptions from this ownership limit which permit Apollo and certain of its affiliates to collectively hold up to 25% of the Company’s common stock and certain institutional investors and certain of their specified affiliates to collectively each hold up to 15% of the Company’s common stock.

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

The Company leverages certain of the Company’s target assets through borrowings under the repurchase agreements. Leverage can enhance the Company’s potential returns but can also exacerbate losses. The return on the Company’s investments and cash available for distribution to stockholders may be reduced if market conditions cause the cost of the Company’s financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of the Company’s common stock. In addition, the

Company’s debt service payments will reduce cash flow available for distributions to stockholders. As a borrower, the Company is also subject to the risk that it may not be able to meet its debt service obligations. To the extent that the Company cannot meet its debt service obligations, the Company risks the loss of some or all of its assets to foreclosure or sale to satisfy its debt obligations.

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

In January 2010, the Company entered the JPMorgan Facility, providing the Company with up to $100,000 in borrowing capacity in order to finance the origination and acquisition of first mortgage loans and AAA-rated CMBS. In August 2010, the Company entered the Wells Facility, as amended in December 2011, providing the Company with up to $506,000 in borrowing capacity in order to finance the acquisition of AAA-rated CMBS, pay down its borrowings under the TALF and to finance the CMBS that had been financed under the TALF program. The Company may utilize credit facilities and additional repurchase agreements to finance its assets if they become available on acceptable terms. In the event the Company utilizes such financing arrangements, they may involve the risk that the market value of the Company’s assets pledged or sold by the Company to the repurchase agreement counterparty or provider of the credit facility may decline in value, in which case the lender may require the Company to provide additional collateral or to repay all or a portion of the funds advanced. The Company may not have the funds available to repay its debt at that time, which would likely result in defaults unless the Company is able to raise the funds from alternative sources, which the Company may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce the Company’s liquidity and limit its ability to leverage its assets. If the Company cannot meet these requirements, the lender could accelerate the Company’s indebtedness, increase the interest rate on advanced funds and terminate the Company’s ability to borrow funds from them, which could materially and adversely affect the Company’s financial condition and ability to implement its business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, the Company’s loans may become subject to bankruptcy or insolvency proceedings, thus depriving the Company, at least temporarily, of the benefit of these assets. Such an event could restrict the Company’s access to credit facilities and increase the Company’s cost of capital. The providers of repurchase agreement financing and credit facilities may also require the Company to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow the Company to satisfy its collateral obligations. In the event that the Company is unable to meet these collateral obligations, the Company’s financial condition and prospects could deteriorate rapidly.

The Company’s existing credit facilities impose restrictive covenants.

The Company’s credit facilities contain restrictive covenants which impose limitations on the manner in which the Company conducts its business.

For example, the JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500), and a minimum EBITDA to interest expense covenant (1.5:1). These covenants may restrict the Company’s ability to engage in transactions that it believes would otherwise be in the best interests of its stockholders. Failure to comply with any of the covenants in the JPMorgan Facility or the Wells Facility could result in a default in those facilities. This could cause the Company’s lenders to accelerate the timing of payments which could have a material adverse effect on the Company’s business, financial condition and results of operations, its ability to make distributions to stockholders and the trading price of its common stock.

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

An increase in the Company’s borrowing costs relative to the interest it receives on its leveraged assets may adversely affect the Company’s profitability and its cash available for distribution to its stockholders.

Borrowing rates are currently at historically low levels that may not be sustained in the long run. As the Company’s repurchase agreements and other short-term borrowings mature, it will be required either to enter into new borrowings or to sell certain of the Company’s assets. An increase in short-term interest rates at the time that the Company seeks to enter into new borrowings would reduce the spread between the returns on its assets and the cost of its borrowings. This would adversely affect the returns on the Company’s assets, which might reduce earnings and, in turn, cash available for distribution to its stockholders. In addition, because repurchase agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for the Company to secure continued financing. If the Company is not able to renew its then existing facilities or arrange for new financing on terms acceptable to the Company, or if it defaults on its covenants or is otherwise unable to access funds under any of these facilities, the Company may have to curtail its asset acquisition activities and/or dispose of assets.

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

The Company’s rights under its repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of the Company or its lenders under the repurchase agreements, which may allow the Company’s lenders to repudiate its repurchase agreements.

In the event of the Company’s insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and the Company’s claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, the Company’s ability to exercise its rights to recover its securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages the Company actually incurs.

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

The Company may enter into hedging transactions that could expose it to contingent liabilities in the future and adversely impact its financial condition.

Subject to maintaining the Company’s qualification as a REIT, part of the Company’s strategy involves entering into hedging transactions that could require it to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in the Company’s results of operations, and its ability to fund these obligations will depend on the liquidity of the Company’s assets and access to capital at the time, and the need to fund these obligations could adversely impact the Company’s financial condition.

The Company’s operating results may suffer because losses on the derivatives may not be offset by a change in the fair value of the related hedged transaction.

The Company intends to record derivative and hedging transactions in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company has entered into interest rate swaps and caps. The interest rate swaps are intended to hedge the floating-rate borrowings through the expected maturity of the underlying collateral and the interest rate caps are intended to hedge the floating-rate borrowings related to the potential extension of the underlying collateral. However, the Company chose not to pursue hedge accounting for these derivative instruments and will record the change in estimated fair value related to interest rate agreements in earnings. As a result, the Company’s operating results may suffer because losses, if any, on these derivative instruments may not be offset by a change in the fair value of the related hedged transaction or item. The Company may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to other derivative instruments.

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

Some of the Company’s assets may be rated by nationally recognized statistical rating organizations. Any credit ratings on the Company’s assets are subject to ongoing evaluation by credit rating agencies, and these ratings could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of the Company’s investments in the future, the value of these investments could significantly decline, which would adversely affect the value of the Company’s investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to the Company. An investment grade credit rating does not provide assurance that the subject investment will not become impaired.

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

The Company is not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by its board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Guidelines.” Therefore, the Company’s investments in its target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that the Company’s investment portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of the Company’s investments within a short time period, which may reduce its net income and the value of its common stock and accordingly reduce the Company’s ability to pay dividends to its stockholders. Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which the Company intends to invest.

The Company’s results of operations will be materially affected by conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets and the economy generally. Beginning in mid-2007, global financial markets encountered a series of events from the collapse of the sub-prime mortgage market to the ensuing dramatic widening of credit spreads and corresponding broad-scale freezing of corporate lending. These events led to a significant dislocation in capital markets and created a severe shortage of debt capital for commercial real estate, a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. As a result of these conditions, many traditional commercial mortgage loan and securities investors have suffered severe losses in their loan and securities portfolios and several major market participants have failed or been impaired, resulting in a severe contraction in market liquidity and in a sharp reduction in the availability of credit for real estate-related assets. Further certain lenders have been impacted by the European sovereign debt crisis. The resulting illiquidity has negatively affected both the terms and availability of financing for all real estate-related assets, and has generally resulted in real estate-related assets trading at significantly lower prices and higher yields compared to prior periods. Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of the Company’s investments. Furthermore, if these conditions persist, institutions from which the Company may seek financing for its investments may become insolvent or tighten their lending standards, which could make it more difficult for the Company to obtain financing on favorable terms or at all. The Company’s profitability may be adversely affected if it is unable to obtain cost-effective financing for its investments.

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

With respect to each series of the CMBS in which the Company invests, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificate-holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of certificates in such series (except in the case of certain CMBS, where control over the servicing of the underlying mortgage loans must not be held by investors in a subordinate class of the CMBS once the principal balance of that class is reduced to less than 25% of its initial principal balance as a result of both actual realized losses and “appraisal reduction amounts”). In general, the Company will target for acquisition “investment grade” CMBS (which are rated Aaa/AAA through Baa3/BBB- by nationally recognized statistical rating organizations) issued on or after September 1, 2009. In addition, the Company will also seek to acquire CMBS issued prior to January 1, 2009 with an emphasis on tranches that have retained their AAA credit rating. Since the Company will initially focus on these classes of CMBS, the Company will likely not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions with respect to the specially serviced mortgage loans that could adversely affect the Company’s interests. However, the special servicer is generally not permitted to take actions that are prohibited by law or violate the applicable servicing standard or the terms of the mortgage loan documents.

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

The Company’s real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of return from a loan secured by a particular property.

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

The Company may invest in non-U.S. assets which may subject to it to the uncertainty of foreign laws and markets and currency rate exposure.

The Company’s investment guidelines permit investments in non-U.S. assets provided that no more than 20% of the Company’s cash equity may be invested in such non-U.S. assets. Investments in countries outside of the United States may subject the Company to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets and political and economic instability abroad, any of which factors could adversely affect the Company’s receipt of returns on and distributions from these investments. In addition, such investments may be denominated in currencies other than U.S. dollars which would expose the Company to foreign currency risk.

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

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, the Company has jointly elected with each of ACREFI I TRS, Inc. (“ACREFI TRS”), a Delaware corporation that is indirectly wholly owned by the Company, and ACREFI II TRS, Ltd. (“ACREFI II TRS”), a Cayman company that is indirectly wholly-owned by the Company, to treat each of ACREFI TRS and ACREFI II TRS as a TRS of the Company. ACREFI TRS and any other domestic TRSs the Company owns will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, the Company may hold some of its assets through taxable subsidiary corporations, including ACREFI TRS, ACREFI II TRS, or any other TRSs the Company may form. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to the Company’s stockholders.

The Internal Revenue Code and the Treasury Regulations promulgated thereunder provide a specific exemption from U.S. federal income tax that applies to a non-U.S. corporation that restricts its activities in the United States to trading in stock and securities (or any activity closely related thereto) for its own account whether such trading (or such other activity) is conducted by such a non-U.S. corporation or its employees through a resident broker, commission agent, custodian or other agent. Certain U.S. stockholders of such a non-U.S. corporation are required to include in their income currently their proportionate share of the earnings of such a corporation, whether or not such earnings are distributed. ACREFI II TRS intends to operate in a manner so that it will not be subject to U.S. federal income tax on its net income. Therefore, despite the status of ACREFI II TRS as a TRS, it should generally not be subject to U.S. federal corporate income tax on its earnings. However, there is no assurance that ACREFI II TRS will successfully operate in this manner. If ACREFI II TRS were subject to U.S. federal income tax on all or a portion of its income, this would reduce the amount of cash it had available for distributions to the Company, which could in turn reduce the amount of cash the Company was able to distribute to its shareholders.

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

Although the Company’s use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain the Company’s qualification as a REIT, the Company’s ownership of and relationship with its TRSs is limited and a failure to comply with the limits would jeopardize the Company’s REIT qualification and may result in the application of a 100% excise tax.

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

ACREFI TRS and any other domestic TRSs that the Company may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to the Company but will not be required to be distributed to the Company, unless necessary to maintain the Company’s REIT qualification. In addition, while not intended, it is possible that ACREFI II TRS could be subject to U.S. federal, state, and local income tax on all or a portion of its income. While the Company will be monitoring the aggregate value of the securities of the Company’s TRSs and intends to conduct its affairs so that such securities will represent less than 25% of the value of the Company’s total assets, there can be no assurance that the Company will be able to comply with the TRS limitation in all market conditions.

The Company will be required to include in its income, on a current basis, the earnings of ACREFI II TRS. These income inclusions are not technically included in any of the enumerated categories of income that qualify for the REIT 95% gross income test. However, in recent private letter rulings (which may not be relied on as precedent, but which generally indicates the IRS’s view on an issue), the IRS exercised its authority under Internal Revenue Code section 856(c)(5)(J)(ii) to treat such income as qualifying income for purposes of the REIT 95% gross income test. As a result, based on advice of counsel, the Company intends to treat income inclusions from ACREFI II TRS as qualifying income for purposes of the REIT 95% gross income test. Notwithstanding the IRS’s determination in the private letter rulings described above, it is possible that the IRS could assert that such income does not qualify for purposes of the REIT 95% gross income test, which, if such income together with other income the Company earns that does not qualify for the REIT 95% gross income test exceeded 5% of our gross income, could cause the Company to be subject to a penalty tax and could impact the Company’s ability to qualify as a REIT.

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

The REIT provisions of the Internal Revenue Code may limit the Company’s ability to hedge its assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge its interest rate exposure will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, the Company may have to limit its use of hedging techniques that might otherwise be advantageous or implement those hedges through ACREFI TRS, ACREFI II TRS, or another TRS. This could increase the cost of the Company’s hedging activities because the Company’s TRS could be subject to tax on gains or expose the Company to greater risks associated with changes in interest rates than the Company would otherwise want to bear. In addition, losses in the Company’s TRS will generally not provide any tax benefit to the Company, although such losses may be carried forward to offset future taxable income of the TRS.

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

The Company’s qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that the Company acquires, and the inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax.

When purchasing securities, the Company may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing the equity tranche of a securitization, the Company may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company uses the offices of the Manager located at 9 West 57th Street, New York, NY 10019, telephone 212-515-3200.

Item 3.	Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2011, the Company was not involved in any legal proceedings.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on the New York Stock Exchange, under the symbol “ARI.” On February 27, 2012, the last sales price for the Company’s common stock on the New York Stock Exchange was $15.14 per share. The following table sets forth the high and low sales prices per share of the common stock during each calendar quarter for the years indicated:

	High	Low
2011
Fourth quarter	$14.50	$11.79
Third quarter	$16.47	$12.98
Second quarter	$16.58	$15.81
First quarter	$17.11	$16.22

2010
Fourth quarter	$17.03	$16.15
Third quarter	$17.53	$16.07
Second quarter	$18.47	$16.09
First quarter	$18.18	$17.49

Holders

As of February 27, 2012, the Company had 36 registered holders of its common stock. The 36 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

Dividends

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2009 and, as such, anticipates distributing annually at least 90% of its REIT taxable income. Although the Company may borrow funds to make distributions, once the Company’s available capital is fully deployed, cash for such distributions is expected to be largely generated from the Company’s results of operations. Dividends are declared and paid at the discretion of the Board and depend on cash available for distribution, financial condition, the Company’s ability to maintain its qualification as a REIT, and such other factors that the Board may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends.

The following table sets forth the dividends declared and paid during each calendar quarter for 2011 and 2010:

Declaration Date	Record Date	Payment Date	Amount per Share
2011
March 10, 2011	March 31, 2011	April 12, 2011	$0.40
May 10, 2011	June 30, 2011	July 12, 2011	$0.40
August 4, 2011	September 30, 2011	October 12, 2011	$0.40
November 3, 2011	December 31, 2011	January 12, 2012	$0.40

2010
March 17, 2010	March 31, 2010	April 12, 2010	$0.35
May 12, 2010	June 30, 2010	July 12, 2010	$0.35
August 11, 2010	September 30, 2010	October 12, 2010	$0.40
November 10, 2010	December 31, 2010	January 12, 2011	$0.40

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index (the “Russell 2000”) and the SNL Finance REIT Index, a peer group index from September 23, 2009 (commencement of trading on the New York Stock Exchange) to December 31, 2011. The graph assumes that $100 was invested on September 23, 2009 in the Company’s common shares, the S&P 500 Index, the Russell 2000 and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
Index	9/23/09	12/31/09	6/30/10	12/31/10	6/30/11	12/31/11
Apollo Commercial Real Estate Finance, Inc.	100.00	89.95	85.65	89.32	92.46	79.93
Russell 2000	100.00	102.38	100.38	129.87	137.93	124.45
S&P 500	100.00	105.71	98.67	121.63	128.96	124.20
SNL Finance REIT(1)	100.00	95.47	99.79	118.83	123.86	116.42

(1)

As of December 31, 2011, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Trust, American Capital Agency Corp., American Capital Mortgage Investment Corp, American Church Mortgage, Annaly Capital Management, Anworth Mortgage Asset Corp., Apollo Commercial Real Estate Finance, Inc., Apollo Residential Mortgage, Inc., Arbor Realty Trust Inc., ARMOUR Residential REIT Inc., Bimini Capital Management, Inc, BRT Realty Trust, Capital Trust Inc., Capstead Mortgage Corp., Chimera Investment Corp., Colony Financial Inc., CreXus Investment Corp., CYS Investments, Dynex Capital Inc., Eastern Light Capital, Inc, Gramercy Capital Corp., Hatteras Financial Corp., Invesco Mortgage Capital Inc., iStar Financial Inc., JER Investors Trust Inc., MFA Financial, New York Mortgage Trust Inc., Newcastle Investment Corp., NorthStar Realty Finance Corp., Origen Financial Inc., PennyMac Mortgage Investment, PMC Commercial Trust, RAIT Financial Trust, Realty Finance Corporation, Redwood Trust Inc., Resource Capital Corp., Starwood Property Trust, Inc., Two Harbors Investment Corp.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2009, the Company adopted the 2009 Equity Compensation Plan (the “2009 Plan”). The 2009 Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock at the time of the award. At December 31, 2011, 2.7%, or a total of 563,741 restricted shares and restricted stock units, had been granted and 4.8%, or 978,336 shares, remained available for future issuance under the 2009 Plan. (For further discussion of the 2009 Plan, see Note 11 to the consolidated financial statements included under Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.)

The following table presents certain information about our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	978,336
Equity compensation plans not approved by stockholders	—	—	—

Total	—	$—	978,336

Recent Sales of Unregistered Securities

During July 2011, the Company sold an aggregate of 3,000,000 shares of common stock at a price of $16.66 per share in a private offering. The shares were first sold to J.P. Morgan Securities LLC, as initial purchaser, which purchased the shares for resale to Investors Insurance Corporation and Liberty Life Insurance Company, two affiliated U.S. insurance companies, and received a selling commission of $0.33 per share, resulting in net proceeds to the Company before offering expenses of $16.33 per share. The offering price was equal to the Company’s June 30, 2011 basic book value per share and represents a premium of approximately 4.65% over the closing price of $15.92 as of July 25, 2011. The offering closed on July 29, 2011 and generated gross proceeds of approximately $49,980. Net proceeds before offering expenses were approximately $48,980. The investors were known to the Company’s management team by virtue of being subsidiaries of a portfolio company of an Apollo fund and separate accounts. In connection with this offering, our board of directors created an excepted holder limit of 15% in the aggregate for Investors Insurance Corporation and Liberty Life Insurance Company and certain of their respective specified affiliates.

Recent Purchases of Equity Securities

The Company did not repurchase any of its equity securities from October 1, 2011 to December 31, 2011.

Item 6.	Selected Financial Data.

The selected financial data set forth below at December 31, 2011, 2010 and 2009, for the years ended December 31, 2011 and 2010 and the period from September 29, 2009 (commencement of operations) to December 31, 2009 has been derived from the Company’s audited consolidated financial statements.

This information should be read in conjunction with Item 1, “Business”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data”.

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period From September 29, 2009 (Commencement of Operations) to December 31, 2009
Operating Data:
Interest income	$52,918	$32,485	$595
Interest expense	$(14,454)	$(10,714)	$(104)
Net interest margin	$38,464	$21,771	$491
Operating expenses	$(10,380)	$(8,895)	$(2,728)
Interest on cash balances	$13	$16	$65
Realized loss on sale of securities	$—	$(33)	$—
Unrealized gain (loss) on securities	$481	$(1,766)	—
Loss on derivative instruments	$(2,696)	$(94)	—
Net income (loss)	$25,882	$10,999	$(2,172)
Net income (loss) per share—basic and diluted	$1.35	$0.87	$(0.21)

Dividends declared per share	$1.60	$1.50	—

Balance Sheet Data (at period end):
Total assets	$891,230	$858,147	$335,137
Total liabilities	$554,252	$560,309	$139,840
Total stockholders’ equity	$336,978	$297,838	$195,297

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Overview

The Company is a commercial real estate finance company that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, CMBS, mezzanine financings and other commercial real estate-related debt investments in the United States. The Company refers to these asset classes as its target assets.

The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo. The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to stockholders over the long term, primarily through dividends and secondarily through capital appreciation. At December 31, 2011, the Company held a diversified portfolio comprised of approximately $553,995 of AAA-rated CMBS, $109,006 of first mortgage loans, $149,086 of mezzanine loans and $47,439 of repurchase agreements. The Company has financed this portfolio at December 31, 2011 with $473,307 of borrowings collateralized by AAA-rated CMBS and $68,720 of borrowings under the JPM Facility.

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

Results of Operations

The following discussion of the Company’s results of operations highlights the Company’s performance for the years ended December 31, 2011 and 2010. The Company does not believe that a comparison of the Company’s results of operations with the period ended December 31, 2009 is meaningful because the Company commenced operations on September 29, 2009 and had only one quarter of operations for all of calendar year 2009.

Investments

The following table sets forth certain information regarding the Company’s investments at December 31, 2011:

Description	Face Amount	Weighted Average Coupon	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)*	Equity at cost	Weighted Average IRR**
AAA CMBS—TALF borrowings	$298,598	5.6%	$301,980	4.8%	1.4	$251,327	2.8%	1.3	$50,653	13.5%
AAA CMBS—Wells Facility	248,209	5.6	252,736	3.7	0.9	221,980	2.2	1.6	30,756	11.6
First mortgages	109,006	8.3	109,006	8.3	2.6	68,720	3.3	0.9	40,286	17.7
Subordinate loans	149,086	13.0	149,086	13.0	6.2		—	—	149,086	14.2
Repurchase agreements	47,439	13.0	47,439	13.0	0.8		—	—	47,439	13.7

Total	$852,338	7.7%	$860,247	6.8%	2.2	$542,027	2.6%	1.3	$318,220	14.2%

*	Assumes extension options on Wells Facility are exercised. See “—Borrowings under Various Financing Arrangements” for a discussion of the Wells Facility.

**	The internal rates of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assumes extensions as well as the fully hedged cost of borrowings under the Wells Facility. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “—Risk Factors” for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.

Investment Activity—2011

First mortgages. During March 2011, the Company completed the origination of an $8,800 fixed-rate first mortgage loan secured by a multi-family property located in Los Angeles, CA with an LTV of 52%. The loan is interest-only with a stated interest rate of 7.50%. This loan was repaid during April 2011.

Subordinate loans. During April 2011, the Company closed a $40,000 subordinate loan. The subordinated loan is part of a $245,000 newly originated financing that consists of $170,000 of senior financing and a total of $75,000 of subordinate financing, all of which is secured by a ski resort in California, which is one of the most visited ski resorts in the United States.

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

During August 2011, the Company closed a $25,000 junior mezzanine loan secured by a pledge of the equity interests in the borrower that owns three recently opened hotels in New York, New York. The mezzanine loan is part of a $400,000, five-year financing package split into a $270,000 first mortgage loan, $105,000 senior mezzanine loan and $25,000 junior mezzanine loan. The junior mezzanine loan is an interest-only floating rate loan that bears interest at LIBOR +10.49%, with a 1% LIBOR floor and has an appraised loan-to-value for the junior mezzanine of approximately 60%. The junior mezzanine loan has an IRR, underwritten by our Manager, of approximately 13.5%. See “—Investments” for a discussion of how IRR is calculated.

During October 2011, the Company closed the purchase of a $25,000 preferred equity interest in a joint venture that owns a mixed-use grocery-anchored retail center in Virginia suburb of Washington D.C. The preferred equity is part of a $135,000 financing comprised of a $110,000 senior mortgage and the $25,000 preferred equity financing, both with a term of three years with two one-year extension options. The preferred equity is an interest-only fixed rate loan has a fixed rate of 14.0% (10.0% current pay with a 4.0% accrual) and has an appraised loan-to-value for the preferred equity of approximately 74%. The preferred equity has an IRR, underwritten by our Manager, of approximately 15.0%. See “—Investments” for a discussion of how IRR is calculated.

Repurchase Agreements. During March 2011, the Company closed on a $47,439 investment structured in the form of a repurchase facility secured by a Class A-2 collateralized debt obligation (“CDO”) bond. The first draw under the repurchase facility totaled $41,418 and occurred on March 28, 2011. During April 2011, the Company funded an additional $6,021. The additional funding results in the total balance of the Company’s investment in the repurchase facility being $47,439.

The repurchase facility bears interest at 13.0% (10.0% current pay with a 3.0% accrual) on amounts outstanding and has an initial term of 18 months with three six-month extensions options available to the borrower. Any principal repayments that occur prior to the 21st month are subject to a make-whole provision at the full 13.0% interest rate.

In aggregate, the $47,439 of borrowings provided under the facility financed the purchase of a CDO bond with an aggregate face amount of $68,726, representing an advance rate of 69% on the CDO bond’s face amount. The Class A-2 CDO bond, originally rated AAA/Aaa, is currently rated A-/Baa1. The CDO is comprised of 58 senior and subordinate commercial real estate debt positions and commercial real estate securities with the majority of the debt and securities underlying the CDO being first mortgages.

Net Interest Income

Net interest income for 2011 increased $16,693, or 76.7%, from 2010. The increase is primarily the result of the Company’s full deployment of the capital raised from its IPO, private placement and public and private follow-on equity offerings. The following table sets forth certain information regarding the Company’s net investment income for 2011 and 2010:

	2011	2010	Change (amount)	Change (%)
Interest income from:
Securities	$25,323	$18,112	$7,211	39.8%
Commercial mortgage loans	9,153	7,035	2,118	30.1%
Subordinate loans	13,678	7,338	6,340	86.4%
Repurchase agreements	4,764	—	4,764	n/a
Interest expense	(14,454)	(10,714)	(3,740)	34.9%

Net interest income	$38,464	$21,771	$16,693	76.7%

Operating Expenses

The following table sets forth the Company’s operating expenses for 2011 and 2010.

	2011	2010	Change (amount)	Change (%)
General and administrative expense	$3,864	$4,104	$(240)	(5.8)%
Stock-based compensation expense	1,788	1,452	336	23.1
Management fee expense	4,728	3,339	1,389	41.6

Total operating expense	$10,380	$8,895	$1,485	16.7%

Management fee expenses for 2011 increased $1,389, or 41.6%, from 2010. The increase is primarily attributable to increases in the Company’s stockholders equity (as defined in the Management Agreement) as a result of the Company’s follow-on equity offerings that were completed in September 2010 and July 2011. Management fees and the relationship between the Company and its Manager are discussed further in the accompanying consolidated financial statements—Note 10—Related Party Transactions.

Stock-based compensation expenses for 2011 increased $336, or 23.1%, from 2010. The increase is primarily attributable to the grant of 308,750 restricted stock units (“RSUs”) during August 2011. Share-based payments are discussed further in the accompanying consolidated financial statements—Note 11—Share-Based Payments.

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

The Company chose not to pursue hedge accounting for these derivative instruments and records the change in estimated fair value related to these interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to the AAA-rated CMBS securing the Wells Facility in earnings by electing the fair value option. This election allows the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate hedges without having to apply complex hedge accounting provisions.

The following amounts related to changes in fair value of the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for 2011 and 2010:

	2011	2010
Unrealized gain (loss) on securities	$481	$(1,766)
Unrealized gain (loss) on derivative instruments	(865)	387
Realized loss on derivative instruments*	(1,831)	(481)

Total realized and unrealized loss on securities and derivative instruments	$(2,215)	$(1,860)

*	Realized losses represent the interest expense recognized during the period related to the Company’s derivative instruments

Dividends

For 2011, the Company has declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 9, 2011	March 31, 2011	April 12, 2011	$0.40
May 10, 2011	June 30, 2011	July 12, 2011	$0.40
August 4, 2011	September 30, 2011	October 12, 2011	$0.40
November 3, 2011	December 31, 2011	January 12, 2012	$0.40

Subsequent Events

TALF refinancing. During December 2011, the Company, through an indirect wholly-owned subsidiary entered into Amendment Letter related to the Wells Facility to increase its maximum permitted borrowing under the facility from $250,000 to $506,000. During January 2012, the Company utilized the additional capacity under the Wells Facility to refinance all of the Company’s outstanding TALF debt. Borrowings resulting from the additional capacity will bear interest at a per annum rate of 30-day LIBOR plus 1.5% and will mature in August 2013.

Prior to the refinancing, the Company had TALF borrowings totaling $250,293 with a weighted average cost of funds of 2.8%. The increased advance rates under the refinancing generated $14,108 of investable proceeds and lowered the cost of borrowings related to this collateral to a current weighted average cost of funds of approximately 1.9%. The increased borrowings related to this collateral totaled $264,401 and the Company entered into interest rate swap agreements with an initial aggregate notional of $56,273 to hedge a portion of this floating-rate debt.

Investment activity. During January 2012, the Company closed a $15,000 mezzanine loan secured by a pledge of the equity interests in a borrower that purchased a 165-room hotel in midtown Manhattan. The mezzanine loan is part of a $80,000, three-year (two year initial term with one one-year extension option) financing package split into a $65,000 first mortgage loan and a $15,000 mezzanine loan. The mezzanine loan is an interest-only fixed rate loan that bears interest at 12.00%, with a 1.00% origination fee, a 0.50% extension fee and a 1.50% exit fee. The mezzanine loan has an appraised loan-to-value of approximately 60% and is expected to generate an IRR of approximately 14.0%. See “—Investments” for a discussion of how IRR is calculated.

Dividends. On February 28, 2012, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on April 12, 2012 to common stockholders of record on March 31, 2012.

Credit Facility. During January 2012, the Company utilized the second of two extension options available under the JPMorgan Facility. The extended maturity date is January 4, 2013.

Board of Directors. On February 24, 2012, Henry Silverman resigned as the Chairman and as a member of the Board of Directors of the Company effective March 15, 2012.

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

Changes in Fair Value of Assets. The Company’s AAA-rated CMBS pledged under TALF are carried at fair value, as available-for-sale securities in accordance with GAAP, because the Company may dispose of them prior to maturity and does not hold them principally for the purpose of selling them in the near term. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses on securities that reflect a decline in value that is judged by management to be other than temporary, if any, are charged to earnings.

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

Since 2009, the demand for new capital to refinance maturing commercial mortgage debt has been tapered by the volume of extensions that were granted by lenders across the commercial mortgage loan industry. In addition, in 2009, the Internal Revenue Service and the Department of the Treasury issued guidance which provided loan servicers with increased flexibility in relation to their ability to modify commercial mortgage loans held by Real Estate Mortgage Investment Conduits, or REMICs, opening the door to previously unavailable loan restructurings. Despite this trend, the Company was able to deploy substantially all of the IPO and the private placement proceeds in its target asset classes. In addition, the Company believes that as the economic recovery continues the volume of short-term loan extensions and restructurings will be reduced, resulting in increased demand for new capital to replace maturing loans and opportunities for us to originate first mortgage loans in the market. The Company estimates that from 2012 to 2015, approximately $1 trillion of commercial real estate loans are scheduled to mature and that markets are likely to face a void of several hundred billion dollars over this period that must be filled by new mortgage lenders since the supply of debt from traditional lending sources is anticipated to be less than the volume necessary to refinance maturing real estate loans.

The Company also believes that the supply of new capital to meet this increasing demand will continue to be constrained by the historically low activity levels in the CMBS market. The volume of issuances of newly created CMBS dropped from $230 billion in 2007 to $2.7 billion in 2009, $11.6 billion for 2010 and $28.3 billion for 2011. This decline has had a concomitant impact on the supply of capital for new commercial mortgage lending since the net proceeds from newly created CMBS issuances are applied to purchase commercial mortgage loans from loan originators. The Company further believes that any increase in CMBS issuances will likely be at lower loan-to-value ratios and will therefore continue to provide the Company with opportunities to originate mezzanine financings with respect to those parts of the financing capital structure which are unsuitable to be sold as part of CMBS.

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

When the estimated fair value of a security is less than amortized cost, the Company considers whether there is an other-than-temporary impairment (“OTTI”) in the value of the security. An impairment is deemed an OTTI if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovering its cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security even if the Company does not intend to sell the security or believes it is more likely than not that the Company will be required to sell the security before recovering its cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) the Company’s intention to sell the security, or (ii) the Company’s judgment that it is more likely than not that the Company will be required to sell the security before recovering its cost basis, an impairment loss is recognized in current earnings equal to the difference between the security’s amortized cost basis and fair value. Whereas, if the OTTI has resulted from the Company’s conclusion that the

Company will not recover its cost basis even if the Company does not intend to sell the security or believes it is more likely than not that the Company will be required to sell the security before recovering its cost basis, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrower, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

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

For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that a loan loss reserve was not necessary at December 31, 2011 and 2010.

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

Interest income recognition

Interest income on the Company’s commercial mortgage loans, CMBS and commercial real estate corporate debt and loans is accrued based on the actual coupon rate and the outstanding principal balance of such assets. Premiums and discounts are amortized or accreted into interest income over the lives of the assets using the effective yield method, which includes the accretion of purchase discounts and the amortization of purchase premiums and the stated coupon interest payments.

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

The Company chose not to pursue hedge accounting for these derivative instruments and will record the change in estimated fair value related to these interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to the AAA-rated CMBS securing the Wells Facility in earnings. This election allows the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate hedges without having to apply complex hedge accounting provisions.

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

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements but will impact the disclosure.

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

Cash Generated from Operations

Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See Financial Condition and Results of Operations—Investments for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at December 31, 2011. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.

Borrowings Under Various Financing Arrangements

In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the Company’s option and upon the payment of the $500 extension fee for each one-year extension. During January 2012, the Company exercised the second of the two extension options. The extended maturity date is January 4, 2013. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At December 31, 2011, the Company had $68,720 of borrowings outstanding under the JPMorgan Facility.

During August 2010, the Company through an indirect wholly-owned subsidiary entered into the Wells Facility pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of

AAA-rated CMBS. The Wells Facility has a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. Advance rates under the Wells Facility typically range from 85%-90% on the face amount of the underlying collateral depending weighted average life of the collateral pledged. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility. At December 31, 2011, the Company had $221,980 of borrowings outstanding under the Wells Facility secured by AAA-rated CMBS held by the Company.

During December 2011, the Company, through an indirect wholly-owned subsidiary entered into an amendment letter (the “Amendment Letter”) related to the Wells Facility to increase its maximum permitted borrowing under the facility from $250,000 to $506,000 in order to pay down its TALF borrowings and to finance the CMBS that had been financed under the TALF program. The Amendment Letter additionally adjusts the pricing margin for all assets financed under the Wells Facility occurring after December 22, 2011 from 1.25% to 1.50%, and adds a minimum liquidity covenant, requiring the Company to maintain at all times an amount in Repo Liquidity (as generally defined under the Wells Facility to include all amounts held in the collection account established under the Facility for the benefit of Wells Fargo Bank, N.A., cash, cash equivalents, super-senior CMBS rated AAA by at least two rating agencies, and total amounts immediately and unconditionally available on an unrestricted basis under all outstanding capital commitments, subscription facilities and secured revolving credit or repurchase facilities) no less than the greater of 10% of total consolidated recourse indebtedness of the Company and $12,500. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) the applicable pricing margin. The Wells Facility matures in August 2012, with a one-year extension available at the Company’s option on all assets financed on or prior to December 22, 2011, subject to certain restrictions, and upon the payment of an extension fee equal to 0.25% on the then aggregate outstanding repurchase price for all such assets.

Cash Generated from Offerings

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

In connection with this offering, our board of directors created an excepted holder limit of 15% in the aggregate for Investors Insurance Corporation and Liberty Life Insurance Company and certain of their respective specified affiliates.

Other Potential Sources of Financing

The Company’s primary sources of cash currently consist of the $21,568 of cash available at December 31, 2011, principal and interest the Company receives on its portfolio of assets, available borrowings under the JPMorgan Facility and the Wells Facility, as well as the aforementioned refinancing of the Company’s TALF debt. The Company expects its primary sources of cash to consist of cash generated from operations, and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At December 31, 2011, there was $31,280 of borrowing capacity under the JPMorgan Facility; however, the Company would need to acquire additional commercial first mortgage loans or AAA-rated CMBS in order to utilize that capacity. At December 31, 2011, there was also $284,020 of borrowing capacity under the Wells Facility. See “—Subsequent Events” for a discussion of how the additional capacity available under the Wells Facility was utilized during January 2012 to refinance the Company’s TALF debt. Depending on market conditions, such additional borrowings may also include additional repurchase agreements as well as other borrowings such as credit facilities.

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

•

no more than (i) 25% of the Company’s cash equity (on a consolidated basis) with respect to multi-asset transactions and (ii) 20% of the Company’s cash equity (on a consolidated basis) with respect to single asset transactions, in each case as determined as of the date of such investment, will be invested in any single investment; provided that if the Company raises in total at least $400,000 of equity (inclusive of the equity raised in connection with the IPO, the private placement and any other offering), no more than 15% of the Company’s equity (on a consolidated basis) will be invested in any single investment;

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

The board of directors must approve any change in these investment guidelines.

Contractual obligations and commitments

The Company’s contractual obligations including expected interest payments as of December 31, 2011 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
TALF borrowings	$170,741	$85,135	$—	$—	$255,876
Wells Facility borrowings*	153,320	72,674	—	—	225,994
JPMorgan Facility borrowings**	17,995	52,835	—	—	70,830

Total	$342,056	$210,644	$—	$—	$552,700

*	Assumes extension options are exercised and fully-hedged interest rate for interest payments due under the Wells Facility. See below for further discussion.
**	Assumes extension options are exercised and current Libor of 0.28% for interest payments due under the JPMorgan Facility. See below for further discussion.

The table above does not include amounts due under the Company’s Management Agreement as those obligations, discussed below, do not have fixed and determinable payments.

On September 23, 2009, the Company entered into the Management Agreement with the Manager pursuant to which the Manager is entitled to receive a management fee and the reimbursement of certain expenses.

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

All of the Company’s TALF borrowings, which were held at December 31, 2011, were fixed rate borrowings. At December 31, 2011, the only floating-rate instruments held by the Company are the $68,720 of borrowings outstanding under the JPMorgan Facility and the $221,980 of borrowings outstanding under the Wells Facility. At December 31, 2011, the Company also has interest rate swaps with an outstanding notional of $241,850, resulting in net variable rate debt of $48,850. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $48,850 in variable rate debt by $61. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.

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

Item 8.	Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm	56

Consolidated Balance Sheets as of December 31, 2011 and 2010	58

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and the period from September 29, 2009 (commencement of operations) to December 31, 2009	59

Statements of Comprehensive Income for the years ended December 31, 2011 and 2010 and the period from September 29, 2009 (commencement of operations) to December 31, 2009	60

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010 and the period from September 29, 2009 (commencement of operations) to December 31, 2009	61

Consolidated Statement of Cash Flows for the years ended December 31, 2011 and 2010 and the period from September 29, 2009 (commencement of operations) to December 31, 2009	62

Notes to Consolidated Financial Statements	63

Schedule

Schedule IV—Mortgage Loans on Real Estate	83

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Apollo Commercial Real Estate Finance, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010, and for the period from September 29, 2009 (Inception) to December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Apollo Commercial Real Estate Finance, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, and for the period from September 29, 2009 (Inception) to December 31 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 1, 2012

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands—except share data)

	December 31, 2011	December 31, 2010
Assets:
Cash	$21,568	$37,894
Securities available-for-sale, at estimated fair value	302,543	363,660
Securities, at estimated fair value	251,452	279,124
Commercial mortgage loans, held for investment	109,006	109,695
Subordinate loans, held for investment	149,086	58,985
Repurchase agreements, held for investment	47,439	—
Principal and interest receivable	8,075	5,553
Deferred financing costs, net	2,044	2,818
Derivative instruments, net	—	387
Other assets	17	31

Total Assets	$891,230	$858,147

Liabilities and Stockholders’ Equity
Liabilities:
TALF borrowings	$251,327	$297,334
Borrowings under repurchase agreements	290,700	242,728
Derivative instruments, net	478	—
Accounts payable and accrued expenses	1,746	2,375
Payable to related party	1,298	683
Dividends payable	8,703	7,189
Deferred underwriting fee ($8,000 of which was payable to the Manager in 2010-see Note 13)	—	10,000

Total Liabilities	554,252	560,309

Commitments and Contingencies (see Note 13)

Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 20,561,032 and 17,551,828 shares issued and outstanding in 2011 and 2010, respectively	206	175
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in-capital	336,209	291,304
Accumulated other comprehensive income	563	6,359

Total Stockholders’ Equity	336,978	297,838

Total Liabilities and Stockholders’ Equity	$891,230	$858,147

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Operations

(in thousands—except share and per share data)

	Year Ended December 31, 2011	Year Ended December 31, 2010	For the Period from September 29, 2009 (Commencement of Operations) Through December 31, 2009
Net interest income:
Interest income from securities	$25,323	$18,112	$364
Interest income from commercial mortgage loans	9,153	7,035	—
Interest income from subordinate loans	13,678	7,338	231
Interest income from repurchase agreements	4,764	—	—
Interest expense	(14,454)	(10,714)	(104)

Net interest income	38,464	21,771	491
Operating expenses:
General and administrative expenses (includes non-cash stock based compensation of $1,788 in 2011, $1,452 in 2010 and $392 in 2009)	(5,652)	(5,556)	(1,965)
Management fees to related party	(4,728)	(3,339)	(763)

Total operating expenses	(10,380)	(8,895)	(2,728)
Interest income from cash balances	13	16	65
Realized loss on sale of security	—	(33)	—
Unrealized gain (loss) on securities	481	(1,766)	—
Loss on derivative instruments (includes unrealized gains (losses) of $(865) in 2011 and $387 in 2010)	(2,696)	(94)	—

Net income (loss)	$25,882	$10,999	$(2,172)

Basic and diluted net income (loss) per share of common stock	$1.35	$0.87	$(0.21)

Basic and diluted weighted average common shares outstanding	18,840,954	12,679,277	10,500,000

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Comprehensive Income

(in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	For the Period from September 29, 2009 (Commencement of Operations) Through December 31, 2009
Net income	$25,882	$10,999	$(2,172)
Change in net unrealized gain (loss) on securities available-for-sale	(5,796)	7,433	(1,074)

Comprehensive income	$20,086	$18,432	$(3,246)

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands—except share and per share data)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Par
Balance at September 29, 2009 (commencement of operations)		$—	$1	$—	$—	$1
Proceeds from public offering of common stock	10,000,000	100	199,900	—	—	200,000
Underwriting and offering costs			(11,850)	—	—	(11,850)
Proceeds from private placement of common stock	500,000	5	9,995	—	—	10,000
Grant of restricted stock to independent directors pursuant to Equity Incentive Plan	20,000	*	29	—	—	29
Grant of restricted stock to the Manager and employees of the Manager and its affiliates pursuant to Equity Incentive Plan	242,500	2	361	—	—	363
Net loss for the period from September 29, 2009 (commencement of operations) to December 31, 2009	—	—	—	(2,172)	—	(2,172)
Change in net unrealized loss on securities available-for-sale	—	—	—	—	(1,074)	(1,074)
Balance at December 31, 2009	10,762,500	$107	$198,436	$(2,172)	$(1,074)	$195,297

Retirement of restricted stock in exchange for RSUs	(118,959)	(1)	—	—	—	(1)
Vesting of restricted stock pursuant to Equity Incentive Plan	—	—	1,452	—	—	1,452
Issuance of restricted stock	13,364	1	—	—	—	1
Forfeiture of restricted stock	(5,077)	(1)	—	—	—	(1)
Issuance of common stock	6,900,000	69	110,331	—	—	110,400
Underwriting and offering costs	—	—	(6,067)	—	—	(6,067)
Net income	—	—	—	10,999	—	10,999
Change in net unrealized gain on securities available-for-sale	—	—	—	—	7,433	7,433
Dividends	—	—	(12,848)	(8,827)	—	(21,675)

Balance at December 31, 2010	17,551,828	$175	$291,304	$—	$6,359	$297,838

Vesting of restricted stock pursuant to Equity Incentive Plan			1,788			1,788
Issuance of restricted stock	9,204	1				1
Issuance of common stock	3,000,000	30	49,950			49,980
Offering costs			(1,789)			(1,789)
Net income				25,882		25,882
Change in net unrealized gain on securities available-for-sale					(5,796)	(5,796)
Dividends			(5,044)	(25,882)		(30,926)

Balance at December 31, 2011	20,561,032	$206	$336,209	$—	$563	$336,978

*	Rounds to zero.

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(in thousands)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period from September 29, 2009 (commencement of operations) through December 31, 2009
Cash flows provided by operating activities:
Net income (loss)	$25,882	$10,999	$(2,172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization	7,782	5,042	59
Amortization of deferred financing costs	1,454	1,172	2
Restricted stock amortization expense	1,788	1,452	392
Unrealized loss on securities	(481)	1,766	—
Unrealized gain on derivative instruments	865	(387)	—
Realized loss on sale of security	—	33	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(2,802)	(3,920)	(670)
Increase in other assets	14	(31)	—
Increase in accounts payable and accrued expenses	339	531	349
Decrease in payable to related party	615	(63)	748

Net cash provided by (used in) operating activities	35,456	16,594	(1,292)

Cash flows used in investing activities:
Purchase of securities available-for-sale	—	(229,499)	(154,981)
Proceeds from sale of securities available-for-sale	—	12,188	—
Purchase of securities at estimated fair value	—	(282,931)	—
Funding of commercial mortgage loans	(8,800)	(109,622)	—
Funding of subordinate loans	(89,856)	(8,938)	(50,306)
Funding of repurchase agreements	(47,439)	—	—
Principal payments received on securities available-for-sale	52,555	10,801	—
Principal payments received on securities at estimated fair value	23,138	—	—
Principal payments received on commercial mortgage loans	9,489	305	—
Principal payments received on subordinate loans	35	15	—
Repayment of contractual deposits	—	90	(90)

Net cash used in investing activities	(60,878)	(607,591)	(205,377)

Cash flows from financing activities:
Proceeds from issuance of common stock	49,980	110,400	198,787
Proceeds from private placement of common stock (concurrent with initial public offering)	—	—	10,000
Payment of offering costs	(2,257)	(6,212)	—
Payment of deferred underwriting fee	(10,000)	—	—
Proceeds from TALF borrowings	—	178,469	128,106
Repayments of TALF borrowings	(46,007)	(9,241)	—
Proceeds from repurchase agreement borrowings	69,014	383,135	—
Repayments of repurchase agreement borrowings	(21,042)	(140,407)	—
Deferred financing costs	(1,180)	(2,736)	(256)

Dividends on common stock	(29,412)	(14,486)	—

Net cash provided by financing activities	9,096	498,922	336,637

Net increase (decrease) in cash and cash equivalents	(16,326)	(92,075)	129,968
Cash and cash equivalents, beginning of period	$37,894	129,969	1

Cash and cash equivalents, end of period	$21,568	$37,894	$129,969

Supplemental disclosure of cash flow information:
Interest paid	$14,772	$9,525	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee	$—	$10,000	$10,000

Offering costs payable	$26	$494	$637

Dividend declared, not yet paid	$8,703	$7,189	$—

Deferred financing costs, not yet paid	$500	$1,000	$—

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands—except share and per share data)

Note 1—Organization

Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a real estate investment trust (“REIT”) that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, commercial mortgage-backed securities (“CMBS”), mezzanine financings and other commercial real estate-related debt investments in the U.S. These asset classes are referred to as the Company’s target assets.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the Company’s accounts and those of its consolidated subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant estimates include the fair value of financial instruments and loan loss reserve. Actual results could differ from those estimates.

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

For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that a loan loss reserve was not necessary at December 31, 2011 and 2010.

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

Deferred Financing Costs

Costs incurred in connection with securitized financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2011 and 2010, respectively, the Company had approximately $2,044 and $2,818 of capitalized financing costs, net of amortization included in other assets on the consolidated balance sheets.

Earnings per share

The Company calculates basic earnings per share by dividing net income (loss) for the period by the weighted average of common shares outstanding for that period. Diluted earnings per share takes into effect the dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be antidilutive. Restricted stock totaling 262,500 shares were excluded from the calculation of diluted net loss per share for the year ended December 31, 2009 because the effect was anti-dilutive for 2009.

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

The Company chose not to pursue hedge accounting for these derivative instruments and will record the change in estimated fair value related to these interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to the AAA-rated CMBS securing the Wells Facility in earnings. This election allows the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate hedges without having to apply complex hedge accounting provisions.

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

Underwriting costs

Underwriting costs incurred in connection with the Company’s IPO are reflected as a reduction of additional paid-in-capital. See Note 13 – Commitments and Contingencies, for further discussion of the Company’s deferred underwriting fee.

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

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements but will impact the disclosure.

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

The estimated fair value of the AAA-rated CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information. The estimated fair values of Company’s securities are based on observable market parameters and are classified as Level II in the fair value hierarchy.

The estimated fair values of the Company’s derivative instruments are determined using a discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected cash flows are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The Company’s derivative instruments are classified as Level II in the fair value hierarchy.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of December 31, 2011:

	Fair Value as of December 31, 2011
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$302,543	$—	$302,543
AAA-rated CMBS (Fair Value Option)	—	251,452	—	251,452
Interest rate swaps	—	(666)	—	(666)
Interest rate caps	—	188	—	188

Total	$—	$553,517	$—	$553,517

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of December 31, 2010:

	Fair Value as of December 31, 2010
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$363,660	$—	$363,660
AAA-rated CMBS (Fair Value Option)	—	279,124	—	279,124
Interest rate swaps	—	(1,429)		(1,429)
Interest rate caps	—	1,816	—	1,816

Total	$—	$643,171	$—	$643,171

Note 4—Debt Securities

Securities Available-for-Sale

During 2010, the Company purchased AAA-rated legacy CMBS with a face amount of $223,014 and a cost of $229,169 as collateral for borrowings under the Term Asset-Backed Securities Loan Facility (the “TALF”) program administered by the Federal Reserve Bank of New York (the “FRBNY”). Securities with a face amount of $210,908 were financed through the TALF. One AAA-rated legacy CMBS with a face amount of $12,106 and an amortized cost of $12,221 was not accepted for the TALF financing and was sold during February 2010, resulting in a realized loss of $33.

During 2009, the Company purchased AAA-rated legacy CMBS with an aggregate face value of $151,045 and a cost of $154,747 which are designated as available-for-sale. All of the AAA-rated CMBS purchased during 2009 are pledged as collateral for borrowings under TALF.

Fair Value Option Securities

At December 31, 2011, the Company had AAA-rated CMBS with an aggregate face value of $546,807. Securities available-for-sale with an aggregate face amount of $298,598 were pledged to secure its borrowings under the TALF program administered by the FRBNY and securities at estimated fair value with an aggregate face amount of $248,209 were pledged to secure borrowings under the Company’s master repurchase agreement with the Wells Facility.

During the year ended December 31, 2010, the Company purchased AAA-rated legacy CMBS with a face amount of $271,347 and a cost of $282,398 and financed the purchases with $242,728 of borrowings under the Wells Facility. The Wells Facility provides the Company with up to $506,000 of financing to acquire AAA-rated CMBS. See Note 8—Borrowings for further discussion of the Wells Facility. The Company elected the Fair Value Option for all of the CMBS financed under the Wells Facility.

The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2011 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS (Available-for-Sale)	$298,598	$301,980	$810	$(247)	$302,543
AAA-rated CMBS (Fair Value Option)	248,209	252,736	—	(1,284)	251,452

Total	$546,807	$554,716	$810	$(1,531)	$553,995

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at December 31, 2011 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.

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

The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of December 31, 2011 are as follows:

Credit Ratings *	AAA
Weighted Average Coupon	5.6%
Weighted Average Yield	4.3%
Weighted Average Life	1.2 years

*	Ratings per Fitch, Moody’s or S&P

The percentage vintage, property type, and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of December 31, 2011 and 2010 are as follows:

Vintage	December 31, 2011	December 31, 2010
2006	7%	10%
2007	93	90

Total	100%	100%

Property Type	December 31, 2011	December 31, 2010
Office	36.5%	36.7%
Retail	26.6	26.6
Multifamily	13.1	13.1
Hotel	10.8	10.9
Other*	13.0	12.7

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Location	December 31, 2011	December 31, 2010
South Atlantic	23.0%	23.7%
Middle Atlantic	21.9	21.1
Pacific	21.0	21.0
Other*	34.1	34.2

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Note 5—Commercial Mortgage Loans

The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Appraised Loan-to-Value *
Hotel—NY, NY	Jan-10	Feb-15	$32,000	$31,798	8.25%	30 year	151 rooms	40%
Office Condo (Headquarters)—NY, NY	Feb-10	Feb-15	28,000	27,644	8.00	30 year	73,419 sq. ft.	54%
Hotel—Silver Spring, MD	Mar-10	Apr-15	26,000	25,564	9.00	25 year	263 rooms	58%
Hotel—NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms	40%

Total			$110,000	$109,006	8.31%

*	Appraised loan-to-value (“LTV”) represents the LTV as of the date of investment for all loans except the $32,000 New York, NY hotel loan. The LTV for the $32,000 New York, N.Y. hotel loan is as of March 2011.

During April 2011, the Company’s $8,800 commercial mortgage loan secured by a multifamily property in Los Angeles, California was repaid.

The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Appraised Loan-to-Value*
Hotel—NY, NY	Jan-10	Feb-15	$32,000	$32,000	8.25%	30 year	151 rooms	55%
Office Condo (Headquarters)—NY, NY	Feb-10	Feb-15	28,000	27,859	8.00	30 year	73,419 sq. ft.	54%
Hotel—Silver Spring, MD	Mar-10	Apr-15	26,000	25,836	9.00	25 year	263 rooms	58%
Hotel—NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms	40%

Total			$110,000	$109,695	8.31%

*	Appraised LTV represents the LTV as of the date of investment.

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at December 31, 2011 and 2010.

Note 6—Subordinate Loans

The Company’s subordinate loan portfolio was comprised of the following at December 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Appraised Loan-to-Value(1)
Senior Mezz—Retail—Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only(2)	69%
Junior Mezz—Retail—Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only(2)	74%
Office—Michigan	May-10	Jun-20	9,000	8,950	13.00	25 year	70%
Ski Resort—California	Apr-11	May-17	40,000	40,000	13.25	Interest only(2)	64%
Hotel Portfolio—New York (3)	Aug-11	July-13	25,000	25,000	11.49	Interest only(4)	60%
Retail Center—Virginia (5)	Oct-11	Oct-14	25,000	25,136	14.00	Interest only(5)	60%

Total/Weighted Average			$149,000	$149,086	13.00%

(1)	Appraised LTV represents the LTV as of the date of investment.
(2)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 0%.
(3)	Includes a LIBOR floor of 1% and three one-year extension options subject to certain conditions.

(4)	Prepayments are prohibited prior to February 2013 and any prepayments thereafter are subject to spread maintenance premiums.
(5)	Interest rate of 14.0% includes a 10.0% current payment with a 4.0% accrual. There are two one-year extension options subject to certain conditions.

The Company’s subordinate loan portfolio was comprised of the following at December 31, 2010:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Appraised Loan-to-Value (1)
Senior Mezz—Retail—Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only(2)	69%
Junior Mezz—Retail—Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only(2)	74%
Office—Troy, MI	May-10	Jun-20	9,000	8,985	13.00	25 year	70%

Total/Weighted Average			$59,000	$58,985	12.95%

(1)	Appraised LTV represents the LTV as of the date of investment.
(2)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 0%.

The Company evaluates its loans for possible impairment on a quarterly basis. See Note 5 – Commercial Mortgage Loans for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at December 31, 2011 and 2010.

Note 7—Repurchase Agreement

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

In aggregate, the $47,439 of borrowings provided under the facility financed the purchase of a CDO bond with an aggregate face amount of $68,726, representing an advance rate of 69% on the CDO bond’s face amount. The Class A-2 CDO bond, originally rated AAA/Aaa, is currently rated A-/Baa1. The CDO is comprised of 58 senior and subordinate commercial real estate debt positions and commercial real estate securities with the majority of the debt and securities underlying the CDO being first mortgages.

Note 8—Borrowings

At December 31, 2011 and 2010, the Company’s borrowings had the following weighted average maturities and interest rates:

	December 31, 2011				December 31, 2010
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
TALF borrowings	$251,327	1.3 years		2.8%	$297,334	2.2 years		2.8%	Fixed
Wells Facility borrowings	221,980	1.6 years	*	1.5%	242,728	2.6 years	*	1.5%	**
JPMorgan Facility borrowings	68,720	0.9 years		3.3%	—	—		—	L+300

Total borrowings	$542,027	1.3 years		2.3%	$540,062	2.4 years		2.2%

*	Assumes extension options on Wells Facility are exercised. See below for further discussion.
**	The fully hedged interest rate for borrowings outstanding under the Wells Facility is 2.2% at December 31, 2011. See Note 9 – Derivative Instruments for further discussion of the Company interest rate hedging agreements.

At December 31, 2011, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years	Total
TALF borrowings	$166,419	$84,908		$—	$—	$251,327
Wells Facility borrowings	150,265	71,715	*	—	—	221,980
JPMorgan Facility borrowings	15,885	52,835		—	—	68,720

Total	$332,569	$209,458		$—	$—	$542,027

*	Assumes extension options on Wells Facility are exercised. See below for further discussion.

The Company’s collateralized financings consist of TALF borrowings and borrowings under the Company’s $100,000 master repurchase facility entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) and Wells Facility. The table below summarizes the outstanding balances, as well as the maximum and average balances as of December 31, 2011 and 2010.

		2011			2010
	Balance at December 31, 2011	Maximum Month-End Balance	Average Month-End Balance	Balance at December 31, 2010	Maximum Month-End Balance	Average Month-End Balance
TALF borrowings	$251,327	$297,334	$271,035	$297,334	$340,184	$285,211
Wells Facility borrowings	221,980	242,728	233,829	242,728	242,728	61,216
JPMorgan Facility borrowings	68,720	69,014	52,261	—	38,681	27,759

Total	$542,027			$540,062

TALF Borrowings. During 2010 and 2009, the Company secured $178,469 and $128,106, respectively, of financing through the TALF. The proceeds of the TALF loans were used to finance, in separately negotiated transactions, AAA-rated CMBS, with an aggregate face value of $210,908 and $151,045, respectively. TALF loans are not cross-collateralized and are non-recourse, with interest payable monthly, and the principal due after either three or five years.

Repurchase Agreements. In January 2010, the Company entered into the JPMorgan Facility. The Company may borrow up to $100,000 under the JPMorgan Facility in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the Company’s option and upon the payment of the $500,000 extension fee for each one-year extension. During January 2011, the Company utilized the first of the two extension options. The extended maturity date is January 4, 2012 with the ability to extend for an additional 364 days at the Company’s option. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At December 31, 2011, the Company had $68,720 of borrowings outstanding under the JPMorgan Facility.

During August 2010, the Company through an indirect wholly-owned subsidiary entered into the Wells Facility pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. The Wells Facility has a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility. At December 31, 2011, the Company had $221,980 of borrowings outstanding under the Wells Facility.

During December 2011, the Company, through an indirect wholly-owned subsidiary entered into an Amendment Letter related to the Wells Facility to increase its maximum permitted borrowing under the facility from $250,000 to $506,000 in order to pay down its TALF borrowings and to finance the CMBS that had been financed under the TALF program. The Amendment Letter additionally adjusts the pricing margin for all assets financed under the Wells Facility occurring after December 22, 2011 from 1.25% to 1.50%, and adds a minimum liquidity covenant, requiring the Company to maintain at all times an amount in Repo Liquidity (as generally defined under the Wells Facility to include all amounts held in the collection account established under the Wells Facility for the benefit of Wells Fargo Bank, N.A., cash, cash equivalents, super-senior CMBS rated AAA by at least two rating agencies, and total amounts immediately and unconditionally available on an unrestricted basis under all outstanding capital commitments, subscription facilities and secured revolving credit or repurchase facilities) no less than the greater of 10% of total consolidated recourse indebtedness of the Company and $12,500. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) the applicable pricing margin. The Wells Facility matures in August 2012, with a one-year extension available at the Company’s option on all assets financed on or prior to December 22, 2011, subject to certain restrictions, and upon the payment of an extension fee equal to 0.25% on the then aggregate outstanding repurchase price for all such assets.

Note 9—Derivative instruments

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

During 2010, the Company entered into interest rate swaps with an aggregate notional balance of $242,728 in an effort to hedge floating-rate interest payments due under the Wells Facility. The Company also entered into forward-starting caps to hedge potential extensions of the collateral securing the Wells Facility borrowings. The Company’s derivative instruments consist of the following at December 31, 2011 and 2010:

		December 31, 2011			December 31, 2010
	Balance Sheet Location	Notional Value		Estimated Fair Value	Notional Value		Estimated Fair Value
Interest rate swaps	Derivative instruments	$241,850		$(666)	$242,728		$(1,429)
Interest rate caps	Derivative instruments	26,189	*	188	—	*	1,816

Total derivative instruments				$(478)			$387

*	Represents the notional December 31, 2011 and 2010 but does not include forward-starting notionals.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives at December 31, 2011 and 2010.

		Amount of loss recognized in income
	Location of Loss Recognized in Income	2011	2010
Interest rate swaps	Loss on derivative instruments—realized	$(1,831)	$(481)
Interest rate swaps	Loss on derivative instruments—unrealized	$763	$(1,429)
Interest rate caps	Loss on derivative instruments—unrealized	(1,628)	1,816

Total		$(2,696)	$(94)

*	Realized losses represent the interest expense recognized during the period related to the Company’s derivative instruments.

Note 10—Related Party Transactions

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

For 2011 and 2010, respectively, the Company incurred approximately $4,728 and $3,339 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For 2011 and 2010, respectively, the Company recorded expenses totaling $802 and $1,920 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.

Included in payable to related party on the consolidated balance sheet at December 31, 2011 and December 31, 2010, respectively, is approximately $1,298 and $683 for base management fees incurred but not yet paid.

Note 11—Share-Based Payments

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

The Company recognized stock-based compensation expense of $1,788 and $1,452 during 2011 and 2010, respectively, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $392 for the period from September 29, 2009 (commencement of operations) through September 30, 2009, related to restricted stock vesting.

The following table summarizes the grants, exchanges and forfeitures of restricted stock and RSUs during 2011, 2010 and 2009:

Type	Date	Restricted Stock Granted/ (Retired)	RSUs Granted/ (Forfeited)	Estimated Fair Value on Grant Date	Initial Vesting	Final Vesting
Grant	September 2009	257,500	—	$4,759	January 1, 2010	September 29, 2012
Grant	December 2009	5,000	—	92	January 1, 2010	September 29, 2012
Exchange	March 2010	(102,084)	102,084	1,796	July 1, 2010	September 29, 2012
Grant	April 2010	8,364	—	150	July 1, 2010	April 1, 2013
Grant	July 2010	—	5,000	80	October 1, 2010	July 1, 2013
Exchange	July 2010	(16,875)	16,875	269	October 1, 2010	September 29, 2012
Forfeiture*	August 2010	—	(5,000)	n/a	n/a	n/a
Forfeiture**	November 2010	(5,077)	—	n/a	n/a	n/a
Grant	December 2010	5,000	—	83	December 1, 2010	July 1, 2013
Grant	April 2011	9,204		150	July 1, 2011	April 1, 2014
Grant	April 2011	—	5,000	82	July 1, 2011	April 1, 2014
Grant	August 2011	—	308,750	4,586	January 1, 2012	January 1, 2014
Forfeiture*	December 2011	—	(30,000)	n/a	n/a	n/a

Total		161,032	402,709

*	Represents RSUs forfeited by a former employee of the Manager in connection with such employee’s resignation from the Manager.
**	Represents restricted stock forfeited by a former director of the Company in connection with such director’s resignation from the Company’s board of directors.

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2011.

Vesting Date	Restricted Stock Vesting	RSU Vesting	Total Awards
January 2012	11,083	104,583	115,666
April 2012	11,083	11,664	22,747
July 2012	11,078	11,668	22,746
October 2012	11,083	11,668	22,751
January 2013	1,707	93,749	95,456
April 2013	1,709	834	2,543
July 2013	1,181	834	2,015
October 2013	1,185	416	1,601
January 2014	768	93,335	94,103
April 2014	768	417	1,185

	51,645	329,168	380,813

Note 12—Stockholders’ Equity

The Company’s authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2011, 20,561,032 shares of common stock were issued and outstanding and there were no shares of preferred stock issued and outstanding.

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

On August 12, 2011, the Company announced that its board of directors had authorized the repurchase of up to $35,000 of its outstanding common stock over a period of one year. The Company effected no repurchases of its shares of common stock pursuant to this program during 2011.

Dividends. To date, the Company’s board of directors has declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount
March 17, 2010	March 31, 2010	April 12, 2010	$0.35
May 12, 2010	June 30, 2010	July 12, 2010	$0.35
August 11, 2010	September 30, 2010	October 12, 2010	$0.40
November 10, 2010	December 31, 2010	January 12, 2011	$0.40
March 10, 2011	March 31, 2011	April 12, 2011	$0.40
May 10, 2011	June 30, 2011	July 12, 2011	$0.40
August 4, 2011	September 30, 2011	October 12, 2011	$0.40
November 3, 2011	December 31, 2011	January 12, 2012	$0.40

Note 13—Commitments and Contingencies

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

Note 14—Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31 ,2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$21,568	$21,568	$37,894	$37,894
Securities available-for-sale, at estimated fair value	302,543	302,543	363,660	363,660
Securities, at estimated fair value	251,452	251,452	279,124	279,124
Commercial first mortgage loans	109,006	116,516	109,695	118,096
Subordinate loans	149,086	154,778	58,985	70,273
Repurchase agreements	47,439	47,415	—	—
Derivative instruments, net	(478)	(478)	387	387
TALF borrowings	(251,327)	(256,171)	(297,334)	(302,860)
Borrowings under repurchase agreements	(290,700)	(290,700)	(242,728)	(242,728)

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

Note 15—Net Income (Loss) per Share

GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.

The remaining earnings are allocated to common stockholders and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.

The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the years ended December 31, 2011 and 2010 and the period from for the period from September 29, 2009 (commencement of operations) through December 31, 2009:

	Year ended December 31, 2011	Year ended December 31, 2010	For the Period from September 29, 2009 (commencement of operations) through December 31, 2009
Numerator:
Net income (loss)	$25,882	$10,999	$(2,172)
Dividends declared on common stock	(30,494)	(21,507)	—
Dividends on participating securities	(431)	(169)	—

Net income (loss) attributable to common stockholders	$(5,043)	$(10,676)	$(2,172)

Denominator:
Weighted average shares of common stock outstanding	18,840,954	12,679,277	10,500,000
Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$1.62	$1.71	$—
Undistributed income (loss)	$(0.27)	$(0.84)	$(0.21)

Basic and diluted net income (loss) per share of common stock
	$1.35	$0.87	$(0.21)

For 2011, 2010 and the period from September 29, 2009 (commencement of operations) through December 31, 2009, respectively, unvested RSUs of 248,623, 88,902 and 262,500 were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

Note 16—Summarized Quarterly Results (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Net interest income:
Interest income from securities	$6,656	$3,174	$6,448	$4,114	$6,316	$4,356	$5,904	$6,468
Interest income from commercial mortgage loans	2,313	798	2,297	1,801	2,276	2,123	2,267	2,313
Interest income from mezzanine loans	1,909	1,639	3,167	1,795	3,784	1,952	4,817	1,952
Interest income from repurchase agreements	60	—	1,552	—	1,576	—	1,576	—
Interest expense	(3,339)	(1,709)	(3,781)	(2,654)	(3,716)	(2,930)	(3,618)	(3,421)

Net interest income	7,599	3,902	9,683	5,056	10,236	5,501	10,946	7,312
Operating expenses:
General and administrative expenses	(1,380)	(1,406)	(1,412)	(1,390)	(1,297)	(1,360)	(1,563)	(1,400)
Management fees to related party	(1,088)	(727)	(1,101)	(733)	(1,241)	(761)	(1,297)	(1,118)

Total operating expenses	(2,468)	(2,133)	(2,513)	(2,123)	(2,538)	(2,121)	(2,860)	(2,518)
Interest income from cash balances	5	6	3	2	2	1	1	7
Realized loss on sale of security	—	(33)	—	—	—	—	—	—
Unrealized gain (loss) on securities	26	—	1,366	—	(1,511)	(286)	600	(1,480)
Gain (loss) on derivative instruments	18	—	(2,019)	—	(677)	(739)	(18)	645

Net income (loss)	$5,180	$1,742	$6,520	$2,935	$5,512	$2,356	$8,669	$3,966

Basic and diluted net income (loss) per share of common stock	$0.29	$0.16	$0.37	$0.27	$0.28	$0.21	$0.41	$0.22

Basic and diluted weighted average common shares outstanding	17,670,787	10,762,500	17,684,991	10,770,864	19,966,594	11,448,125	20,989,828	17,670,468
Dividend declared per share of common stock	$0.40	$0.35	$0.40	$0.35	$0.40	$0.40	$0.40	$0.40

Note 17—Subsequent Events

TALF refinancing. During December 2011, the Company, through an indirect wholly-owned subsidiary entered into the Amendment Letter related to the Wells Facility to increase its maximum permitted borrowing under the facility from $250,000 to $506,000. During January 2012, the Company utilized the additional capacity under the Wells Facility to refinance all of the Company’s outstanding TALF debt. Borrowings resulting from the additional capacity will bear interest at a per annum rate of 30-day LIBOR plus 1.5% and will mature in August 2013.

Prior to the refinancing, the Company had TALF borrowings totaling $250,293 with a weighted average cost of funds of 2.8%. The increased advance rates under the refinancing generated $14,108 of investable proceeds and lowered the cost of borrowings related to this collateral to a current weighted average cost of funds of approximately 1.9%. The increased borrowings related to this collateral totaled $264,401 and the Company entered into interest rate swap agreements with an initial aggregate notional of $56,273 to hedge a portion of this floating-rate debt.

Investment activity. During January 2012, the Company closed a $15,000 mezzanine loan secured by a pledge of the equity interest in a borrower that purchased a 165-room hotel in midtown Manhattan. The mezzanine loan is part of a $80,000, three-year (two year initial term with one one-year extension option) financing package split into a $65,000 first mortgage loan and a $15,000 mezzanine loan. The mezzanine loan is an interest-only fixed rate loan that bears interest at 12.00%, with a 1.00% origination fee, a 0.50% extension fee and a 1.50% exit fee. The mezzanine loan has an appraised loan-to-value of approximately 60% and is expected to generate an IRR of approximately 14.0%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” for a discussion of how IRR is calculated.

Dividends. On February 28, 2012, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on April 12, 2012 to common stockholders of record on March 31, 2012.

Credit Facility. During January 2012, the Company utilized the second of two extension options available under the JPMorgan Facility. The extended maturity date is January 4, 2013.

Board of Directors. On February 24, 2012, Henry Silverman resigned as the Chairman and as a member of the Board of Directors of the Company effective March 15, 2012.

Schedule IV—Mortgage Loans on Real Estate

December 31, 2011

Property Type	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face amount of loans	Carrying amount of loans
Commercial mortgage loans
Hotel	New York	8.25%	Feb-15	30 year	$31,798	$31,798
Office Condo (Headquarters)	New York	8.00%	Feb-15	30 year	27,644	27,644
Hotel	Maryland	9.00%	Apr-15	25 year	25,564	25,564
Hotel—NY, NY	New York	8.00%	Aug-12	Interest only	24,000	24,000

Total commercial mortgage loans					109,006	109,006

Mezzanine loans(1)
Retail	Various US cities	12.20%	Dec-19	Interest only	30,000	30,000
Retail	Various US cities	14.00%	Dec-19	Interest only	20,000	20,000
Office	Michigan	13.00%	Jun-20	25 year	8,950	8,950
Ski Resort	California	13.25%	May-17	Interest only	40,000	40,000
Hotel Portfolio	New York	11.49	July-13	Interest only	25,000	25,000
Retail Center	Virginia	14.00	Oct-14	Interest only	25,136	25,136

Total mezzanine loans					149,086	149,086

Total					$258,092	$258,092	(2)

(1)	Subject to prior liens.
(2)	The aggregate cost for federal income tax purposes is $258,092.

The following table summarizes the changes in the carrying amounts of mortgage loans during the 2011 and 2010.

Reconciliation of Carrying Amount of Loans

	2011	2010
Balance at beginning of year	$168,680	$50,000
New mortgage loans	98,936	119,000
Collections of principal	(9,524)	(320)

Balance at the close of year	$258,092	$168,680

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 56 of this annual report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement relating to its annual meeting of stockholders to be held on or about May 4, 2012 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2011.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

Item 11.	Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

Item 14.	Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:

The consolidated financial statements and related schedule of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 56 through 83 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8 “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2) Financial Statement Schedule:

Schedule IV—Mortgage Loans on Real Estate as of December 31, 2011.

(3) Exhibits Files:

3.1	*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2	*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1	*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.1	*	Registration Rights Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and the parties named therein, incorporated by reference Exhibit 10.1 of the Registrant’s Form 10-Q for the period ending September 30, 2009.

10.2	*	Management Agreement, dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and ACREFI Management, LLC., incorporated by reference Exhibit 10.2 of the Registrant’s Form 10-Q for the period ending September 30, 2009.

10.3	*	License Agreement dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and Apollo Global Management, LLC, incorporated by reference Exhibit 10.3 of the Registrant’s Form 10-Q for the period ending September 30, 2009.

10.4	*	Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8, as amended (Registration No. 333-162246).

10.5	*	Form of Restricted Stock Award Agreement entered into by Apollo Commercial Real Estate Finance, Inc.’s directors, officers, Manager and certain of its personnel, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.6	*	Form of Indemnification Agreement entered into by Apollo Commercial Real Estate Finance, Inc.’s directors and officers, incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.7*		Purchase Agreement, dated as of July 25, 2011, among Apollo Commercial Real Estate Finance, Inc., ACREFI Management, LLC and J.P. Morgan Securities LLC incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the period ending September 30, 2011.

10.8*	Registration Rights Agreement, dated as of July 29, 2011, between Apollo Commercial Real Estate Finance, Inc. and J.P. Morgan Securities LLC on behalf of certain holders named therein incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the period ending September 30, 2011.

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

Date: March 2, 2012	By:	/s/ Joseph F. Azrack
Joseph F. Azrack President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 2, 2012	By:	/s/ Joseph F. Azrack
Joseph F. Azrack President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 2, 2012	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: March 2, 2012	By:	/s/ Eric L. Press
Eric L. Press Director

Date: March 2, 2012	By:	/s/ Alice Connell
Alice Connell Director

Date: March 2, 2012	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

Date: March 2, 2012	By:	/s/ Douglas D. Abbey
Douglas D. Abbey Director

Date: March 2, 2012	By:	/s/ Michael E. Salvati
Michael E. Salvati Director