Form 10-Q
period 2012-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2012-05-07
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, there were 20,570,616 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	March 31, 2012	December 31, 2011
Assets:
Cash	$31,452	$21,568
Securities available-for-sale, at estimated fair value	151,964	302,543
Securities, at estimated fair value	178,932	251,452
Commercial mortgage loans, held for investment	108,817	109,006
Subordinate loans, held for investment	179,336	149,086
Repurchase agreements, held for investment	47,439	47,439
Interest receivable	5,959	8,075
Deferred financing costs, net	1,308	2,044
Other assets	14	17

Total Assets	$705,221	$891,230

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$355,257	$290,700
TALF borrowings	—	251,327
Derivative instruments, net	483	478
Accounts payable and accrued expenses	1,126	1,746
Payable to related party	1,289	1,298
Dividends payable	8,553	8,703
Deferred revenue	136	—

Total Liabilities	366,844	554,252
Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 20,561,032 shares issued and outstanding in 2012 and 2011	206	206
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in-capital	337,789	336,209
Accumulated other comprehensive income	382	563

Total Stockholders’ Equity	338,377	336,978

Total Liabilities and Stockholders’ Equity	$705,221	$891,230

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Net interest income:
Interest income from securities	$5,323	$6,656
Interest income from commercial mortgage loans	2,234	2,313
Interest income from subordinate loans	5,313	1,909
Interest income from repurchase agreements	1,559	60
Interest expense	(3,242)	(3,339)

Net interest income	11,187	7,599
Operating expenses:
General and administrative expenses (includes $1,083 and $351 of non-cash stock based compensation in 2012 and 2011, respectively)	(2,036)	(1,380)
Management fees to related party	(1,289)	(1,088)

Total operating expenses	(3,325)	(2,468)
Interest income from cash balances	1	5
Realized gain on sale of securities	262	—
Unrealized gain on securities	1,385	26
Gain (loss) on derivative instruments (includes $(5) and $459 of unrealized gains (losses) in 2012 and 2011, respectively)	(417)	18

Net income	$9,093	$5,180

Basic and diluted net income per share of common stock	$0.43	$0.29

Basic and diluted weighted average common shares outstanding	20,966,426	17,551,828

Dividend declared per share of common stock	$0.40	$0.40

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

(in thousands)

	Three months ended March 31,
	2012	2011
Net income	$9,093	$5,180
Change in net unrealized gain (loss) on securities available-for-sale	(181)	(1,877)

Comprehensive income	$8,912	$3,303

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share data)

	Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Par	Capital	Earnings	Income	Total
Balance at January 1, 2012	20,561,032	$206	$336,209	$—	$563	$336,978
Vesting of restricted stock pursuant to Equity Incentive Plan	—	—	1,083	—	—	1,083
Offering Costs	—	—	(204)	—	—	(204)
Net income	—	—	—	9,093	—	9,093
Change in net unrealized gain on securities available-for-sale	—	—	—	—	(181)	(181)
Dividends on common stock	—	—	701	(9,093)	—	(8,392)

Balance at March 31, 2012	20,561,032	$206	$337,789	$—	$382	$338,377

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For three months ended March 31, 2012	For three months ended March 31, 2011
Cash flows provided by operating activities:
Net income	$9,093	$5,180
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization	1,574	1,998
Amortization of deferred financing costs	735	358
Amortization of deferred revenue	(14)	—
Restricted stock amortization expense	1,083	351
Unrealized gain on securities	(1,385)	(26)
Unrealized gain on derivative instruments	5	(459)
Realized gain on sale of security	(262)	—
Changes in operating assets and liabilities:
Increase in accrued principal and interest receivable, less purchased interest	1,267	(2,696)
Decrease in other assets	3	3
Increase in accounts payable and accrued expenses	(324)	651
Increase (decrease) in payable to related party	(9)	405

Net cash provided by operating activities	11,766	5,765

Cash flows used in investing activities:
Proceeds from sale of securities available-for-sale	121,338	—
Proceeds from sale of securities at estimated fair value	16,918	—
Funding of commercial mortgage loans	—	(8,800)
Funding of subordinate loans	(29,833)	—
Funding of repurchase agreements	—	(41,418)
Principal payments received on securities available-for-sale	29,271	11,446
Principal payments received on securities at estimated fair value	56,037	3,505
Principal payments received on commercial mortgage loans	189	182
Principal payments received on subordinate loans	10	12
Change in contractual deposits	—	(144)

Net cash provided by (used in) investing activities	193,930	(35,217)

Cash flows from financing activities:
Payment of offering costs	—	(494)
Repayments of TALF borrowings	(251,327)	(7,895)
Proceeds from repurchase agreement borrowings	264,401	58,819
Repayments of repurchase agreement borrowings	(199,844)	(3,155)
Deferred financing costs	(500)	(500)
Dividends on common stock	(8,542)	(7,142)

Net cash provided by financing activities	(195,812)	39,633

Net increase in cash and cash equivalents	9,884	10,181
Cash and cash equivalents, beginning of period	21,568	37,894

Cash and cash equivalents, end of period	$31,452	$48,075

Supplemental disclosure of cash flow information:
Interest paid	$2,809	$3,391

Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$8,553	$7,116

Deferred financing costs, not yet paid	$—	$500

Offering costs payable	$204	$—

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included.

The Company currently operates in one business segment.

Recent Accounting Pronouncements

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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of March 31, 2012:

	Fair Value as of March 31, 2012
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$151,964	$—	$151,964
AAA-rated CMBS (Fair Value Option)	—	178,932	—	178,932
Interest rate swaps	—	(519)	—	(519)
Interest rate caps	—	36	—	36

Total	$—	$330,413	$—	$330,413

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

Note 4 – Debt Securities

At March 31, 2012, the Company had AAA-rated CMBS with an aggregate face value of $324,798 which were pledged to secure borrowings under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (the “Wells Facility”). The amortized cost and estimated fair value of the Company’s debt securities at March 31, 2012 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS (Available-for-Sale)	$149,355	$151,582	$792	$(410)	$151,964
AAA-rated CMBS (Fair Value Option)	175,443	178,831	346	(245)	178,932

Total	$324,798	$330,413	$1,138	$(655)	$330,896

The unrealized loss related to the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at March 31, 2012 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.

During March 2012, the Company sold CMBS with an amortized cost of $137,423 resulting in realized gains of $262, which was comprised of realized gains of $345 and realized losses of $83. The sale generated proceeds of $14,621 after the repayment of $123,064 of borrowings under the Wells Facility.

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

The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Credit Ratings *	AAA	AAA
Coupon	5.6%	5.6%
Yield	4.3%	4.3%
Weighted Average Life	1.5 years	1.2 years

*	Ratings per Fitch, Moody’s or S&P.

The percentage vintage, property type, and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of March 31, 2012 and December 31, 2011 are as follows:

Vintage	March 31, 2012	December 31, 2011
2006	4%	7%
2007	96	93

Total	100%	100%

Property Type	March 31, 2012	December 31, 2011
Office	39.6%	36.5%
Retail	23.6	26.6
Multifamily	13.1	13.1
Hotel	10.8	10.8
Other *	12.9	13.0

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Location	March 31, 2012	December 31, 2011
South Atlantic	22.0%	23.0%
Middle Atlantic	20.9	21.9
Pacific	23.8	21.0
Other *	33.3	34.1

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans

The Company’s commercial mortgage loan portfolio was comprised of the following at March 31, 2012:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Appraised Loan-to- Value *
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,739	8.25%	30 year	151 rooms	40%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,587	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,491	9.00	25 year	263 rooms	58%
Hotel – NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms	40%

Total			$110,000	$108,817	8.31%

*	Appraised loan-to-value (“LTV”) represents the LTV as of the date of investment for all loans except the $32,000 New York, NY hotel loan. The LTV for the $32,000 New York, NY hotel loan is as of March 2011.

The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size	Appraised Loan-to- Value *
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,798	8.25%	30 year	151 rooms	40%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,644	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,564	9.00	25 year	263 rooms	58%
Hotel – NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms	40%

Total			$110,000	$109,006	8.31%

*	Appraised LTV represents the LTV as of the date of investment for all loans except the $32,000 New York, NY hotel loan. The LTV for the $32,000 New York, NY hotel loan is as of March 2011.

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at March 31, 2012 and December 31, 2011.

Note 6 – Subordinate Loans

The Company’s subordinate loan portfolio was comprised of the following at March 31, 2012:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule		Appraised Loan-to-Value (1)
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only	(2)	69%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only	(2)	74%
Office - Michigan	May-10	Jun-20	9,000	8,939	13.00	25 year		70%
Ski Resort - California	Apr-11	May-17	40,000	40,000	13.25	Interest only	(3)	64%
Hotel Portfolio - New York (4)	Aug-11	July-13	25,000	25,000	11.49	Interest only	(5)	60%
Retail Center - Virginia (6)	Oct-11	Oct-14	25,000	25,397	14.00	Interest only	(6)	74%
Hotel - New York (7)	Jan-12	Feb-14	15,000	15,000	12.00	Interest only	(7)	63%
Hotel - New York (8)	Mar-12	Mar-14	15,000	15,000	11.50	Interest only	(8)	65%

Total/Weighted Average			$179,000	$179,336	12.76%

(1)	Appraised LTV represents the LTV as of the date of investment.
(2)	Prepayments are prohibited prior to the fourth year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 1%.
(3)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 1%.
(4)	Includes a LIBOR floor of 1% and three one-year extension options subject to certain conditions and the payment of a 0.25% fee for the fourth and fifth year extensions.
(5)	Prepayments are prohibited prior to February 2013 and any prepayments thereafter are subject to spread maintenance premiums.
(6)	Interest rate of 14.0% includes a 10.0% current payment with a 4.0% accrual. There are two one-year extension options subject to certain conditions.
(7)	Includes a 1.00% origination fee, a one-year extension option subject to certain conditions and a 0.50% extension fee as well as a 1.50% exit fee.
(8)	Includes a LIBOR floor of 0.50%, two one-year extension options subject to certain conditions and the payment of a 0.50% fee for the second extension.

The Company’s subordinate loan portfolio was comprised of the following at December 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule		Appraised Loan-to-Value (1)
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only	(2)	69%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only	(2)	74%
Office - Michigan	May-10	Jun-20	9,000	8,950	13.00	25 year		70%
Ski Resort - California	Apr-11	May-17	40,000	40,000	13.25	Interest only	(2)	64%
Hotel Portfolio - New York (3)	Aug-11	July-13	25,000	25,000	11.49	Interest only	(4)	60%
Retail Center - Virginia (5)	Oct-11	Oct-14	25,000	25,136	14.00	Interest only	(5)	60%

Total/Weighted Average			$149,000	$149,086	13.00%

(1)	Appraised LTV represents the LTV as of the date of investment.
(2)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 0%.
(3)	Includes a LIBOR floor of 1% and three one-year extension options subject to certain conditions.
(4)	Prepayments are prohibited prior to February 2013 and any prepayments thereafter are subject to spread maintenance premiums.
(5)	Interest rate of 14.0% includes a 10.0% current payment with a 4.0% accrual. There are two one-year extension options subject to certain conditions.

The Company evaluates its loans for possible impairment on a quarterly basis. See Note 5 – Commercial Mortgage Loans for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at March 31, 2012 and December 31, 2011.

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

Note 8 – Borrowings

At March 31, 2012 and December 31, 2011, the Company’s borrowings had the following weighted average maturities and interest rates:

	March 31, 2012				December 31, 2011
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$286,650	1.4 years	*	1.6%	$221,980	1.6 years	*	1.8%	*
JPMorgan Facility borrowings	68,607	0.7 years		3.2%	68,720	0.9 years		3.3%	L+300
TALF borrowings	—	—		—%	251,327	1.3 years		2.8%	Fixed

Total borrowings	$355,257	1.2 years		1.9%	$542,027	1.3 years		2.5%

*	Assumes extension options on Wells Facility are exercised. Borrowings outstanding under the Wells Facility bear interest at a LIBOR plus 125bps or 150bps depending on the collateral pledged.

At March 31, 2012, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years		3 to 5 years	More than 5 years	Total
Wells Facility borrowings	$136,317	$150,333	*	$—	$—	$286,650
JPMorgan Facility borrowings	68,607	—		—	—	68,607

Total	$204,924	$150,333		$—	$—	$355,257

*	Assumes extension options on Wells Facility are exercised.

At March 31, 2012, the Company’s collateralized financings are comprised of borrowings outstanding under the Company’s $100,000 master repurchase facility entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) and the Wells Facility. The table below summarizes the outstanding balances at March 31, 2012 as well as the maximum and average balances for the three months ended March 31, 2012.

		For the three months ended March 31, 2012
	Balance at March 31, 2012	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$286,650	$469,147	$350,721
JPMorgan Facility borrowings	68,607	68,720	68,670
TALF borrowings	—	$251,327	62,932

Total	$355,257

During December 2011, the Company, through an indirect wholly-owned subsidiary, entered into an amendment letter related to the Wells Facility to increase its maximum permitted borrowing under the facility from $250,000 to $506,000. The Company utilized the additional capacity under the Wells Facility to refinance all of the Company’s outstanding TALF debt during January 2012.

Prior to the refinancing, the Company had TALF borrowings totaling $250,293 with a weighted average cost of funds of 2.8%. The increased borrowings related to this collateral totaled $264,401 and the Company entered into interest rate swap agreements with an initial aggregate notional of $56,273 to economically hedge a portion of this floating-rate debt. During the first quarter of 2012, the Company repaid $76,667 of debt under the Wells Facility upon receiving paydowns from the Company’s securities and $123,064 upon the sale of a portion of the Company’s CMBS portfolio. At March 31, 2012, the Company had $286,650 of aggregate borrowings outstanding under the Wells Facility with a current weighted average cost of funds of 2.1%.

The Company entered into the JPMorgan Facility in January 2010 to finance the Company’s first mortgage loans and AAA-rated CMBS. The Company has borrowed under this facility from time to time as needed to fund the acquisition of additional assets.

The Company’s repurchase agreements are subject to certain financial covenants and the Company was in compliance with these covenants at March 31, 2012.

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

The Company entered into interest rate swaps and forward-starting caps in an effort to economically hedge floating-rate interest payments due under the Wells Facility as well as potential extensions of the collateral securing the Wells Facility borrowings. The Company’s derivative instruments consist of the following at March 31, 2012 and December 31, 2011:

		March 31, 2012			December 31, 2011
	Balance Sheet Location	Notional Value		Estimated Fair Value	Notional Value		Estimated Fair Value
Interest rate swaps	Derivative instruments	$248,452		$(519)	$241,850		$(666)
Interest rate caps	Derivative instruments	60,102	*	36	26,189	*	188

Total derivative instruments				$(483)			$(478)

*	Represents the notional values at March 31, 2012 and December 31, 2011 but does not include forward-starting notionals.

The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three months ended March 31, 2012 and 2011.

		Amount of loss recognized in income
	Location of Loss Recognized in Income	2012	2011
Interest rate swaps	Loss on derivative instruments – realized *	$(412)	$(441)
Interest rate swaps	Loss on derivative instruments – unrealized	147	306
Interest rate caps	Loss on derivative instruments – unrealized	(152)	153

Total		$(417)	$18

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

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

The initial term of the Management Agreement expires on September 29, 2012 (the third anniversary of the closing of the IPO), and it is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the

Company’s independent directors on March 29, 2012 with respect to the Management Agreement, including the Manager’s performance and the level of the management fees thereunder, the Company did not provide notice of termination to the Manager pursuant to the Management Agreement.

For the three months ended March 31, 2012 and 2011, respectively, the Company incurred approximately $1,289 and $1,088 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three months ended March 31, 2012 and 2011, respectively, the Company recorded expenses totaling $184 and $186 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.

Included in payable to related party on the consolidated balance sheet at March 31, 2012 and December 31, 2011, respectively, is approximately $1,289 and $1,298 for base management fees incurred but not yet paid.

Note 11 – Share-Based Payments

On September 23, 2009, the Company’s board of directors approved the Apollo Commercial Real Estate Finance, Inc., 2009 Equity Incentive Plan (the “LTIP”). The LTIP provides for grants of restricted common stock, restricted stock units (“RSUs”) and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of the Company’s board of directors (the “Compensation Committee”) and all grants under the LTIP must be approved by the Compensation Committee.

The Company recognized stock-based compensation expense of $1,083 and $351 for the three months ended March 31, 2012 and 2011, respectively, related to restricted stock and RSU vesting. The following table summarizes the grants of RSUs during the three months ended March 31, 2012:

Type	Date	Shares	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Forfeiture*	February 2012	—	(1,875)	n/a	n/a	n/a
Grant	March 2012	—	20,000	$310	March 2013	March 2015

Total		—	18,125

*	Represents RSUs forfeited by a former employee of the Manager in connection with such employee’s resignation from the Manager.

Below is a summary of expected restricted stock and RSU vesting dates as of March 31, 2012.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
April 2012	11,083	11,039	22,122
July 2012	11,078	11,043	22,121
October 2012	11,083	11,043	22,126
January 2013	1,707	93,749	95,456
March 2013	—	6,666	6,666
April 2013	1,709	834	2,543
July 2013	1,181	834	2,015
October 2013	1,185	416	1,601
January 2014	768	93,335	94,103
March 2014	—	6,667	6,667
April 2014	768	417	1,185
March 2015	—	6,667	6,667

	40,562	242,710	283,272

Note 12 – Stockholders’ Equity

Dividends. For 2012, the Company declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Amount
February 28, 2012	March 31, 2012	April 12, 2012	$0.40

Note 13 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$31,452	$31,452	$21,568	$21,568
Securities available-for-sale, at estimated fair value	151,964	151,964	302,543	302,543
Securities, at estimated fair value	178,932	178,932	251,452	251,452
Commercial first mortgage loans	108,817	115,759	109,006	116,516
Subordinate loans	179,336	184,274	149,086	154,778
Repurchase agreements	47,439	47,439	47,439	47,415
Derivative instruments, net	(483)	(483)	(478)	(478)
TALF borrowings	—	—	(251,327)	(256,171)
Borrowings under repurchase agreements	(355,257)	(355,257)	(290,700)	(290,700)

To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The Company’s commercial first mortgage loans, subordinate loans and repurchase agreements are carried at amortized cost on the condensed consolidated financial statements and are classified as Level III in the fair value hierarchy.

Note 14 – Net Income per Share

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

The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Numerator:
Net income	$9,093	$5,180
Dividends declared on common stock	(8,224)	(7,020)
Dividends on participating securities	(168)	(48)

Net income (loss) attributable to common stockholders	$701	$(1,888)

Denominator:
Weighted average shares of common stock outstanding	20,966,426	17,551,828
Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$0.40	$0.40
Undistributed income (loss)	$0.03	$(0.11)

Basic and diluted net income (loss) per share of common stock	$0.43	$0.29

For the three months ended March 31, 2011, unvested RSUs of 118,959 were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

Note 15 – Subsequent Events

Investment activity. During April 2012, the Company purchased two senior sub-participation interests (an aggregate face of $23,844) in a first mortgage loan (the “Loan”) with a current balance of $120,000 which is secured by over 20 acres of land in South Boston, Massachusetts. The land is currently used as parking with approximately 3,325 spaces, but the various parcels that comprise the site are entitled for over 5.8 million of buildable square feet. The two senior sub-participation interests have a 27.5% LTV (based on a current appraisal) and a debt yield of 8.2% (based on the Manager’s underwritten net operating income for the parking operations).

The aggregate purchase price of the two senior sub-participation interests was $18,599 (including a 3% brokerage fee which will be expensed during the period ending June 30, 2012). The senior sub-participations each have an interest rate of one-month LIBOR + 1.72% and mature in December 2012. Upon the repayment of $33,000 of the Loan (of which the Company will receive its pro-rata share) and the payment of an extension fee equal to 0.50% of the outstanding balance of the Loan, the Loan, including the senior sub participation interests, can be extended through December 2013. Assuming the extension occurs, the senior sub-participation interests are expected to generate an IRR of approximately 21.9%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments” for a discussion of how IRR is calculated.

Amendment to JPMorgan Facility. During April 2012, the Company amended its facility JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR + 2.50%.

Repayment of First Mortgage Loan. During April 2012, a $24,000 two-year fixed rate first mortgage loan on a 155-room boutique hotel in midtown Manhattan was repaid. The loan had an interest rate of 8.00%. The Company repaid $15,444 of borrowings under the JPMorgan Facility in conjunction with this repayment.

Dividends. On May 3, 2012, the Company declared a dividend of $0.40 per share of common stock which is payable on July 12, 2012 to common stockholders of record on June 29, 2012.

Stockholders’ Equity. On April 1, 2012, as part of their annual compensation, each of the Company’s independent directors was granted 2,396 shares of restricted stock under the Company’s LTIP. The shares will vest ratably over twelve quarters with the initial vesting date scheduled for July 1, 2012 and the final vesting date scheduled for April 1, 2015.

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

Overview

The Company is a REIT that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, CMBS, mezzanine financings and other commercial real estate-related debt investments in the United States. These asset classes are referred to as the Company’s target assets.

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

Market Overview

Throughout the first part of 2011, the commercial real estate lending market continued its recovery from the downturn experienced as part of the correction in the global financial markets which began in mid-2007. As evidenced by the re-starting of the CMBS market since early 2010, lenders began to return to the market. Since early 2010, approximately $37 billion of CMBS has been issued in the United States, and while this is significantly less than the $229 billion that was issued in 2007, it was clear evidence that the lending market for commercial real estate was in the midst of a recovery. However, beginning in July and August 2011, concerns over the global economy resulted in spread widening in the CMBS market and a reduction in the pace of new loans being originated for securitization. At present, we believe the commercial real estate lending market remains in flux. There are a number of active life insurance companies, commercial banks and conduit lenders, but recent volatility and uncertainty in the global markets has slowed the pace of transaction activity.

The Company estimates that from 2012 to 2015, there is in excess of $1 trillion of commercial real estate debt that is scheduled to mature and this presents a compelling opportunity for the Company to invest capital in its target assets for attractive risk adjusted returns.

While the volume of impending maturities and the need for refinancing is significant, the demand for new capital to refinance maturing commercial mortgage debt continues to be somewhat tapered by the granting of extensions by lenders across the commercial mortgage loan industry. In 2009, the Internal Revenue Service and the Department of the Treasury issued guidance which provided loan servicers with increased flexibility in relation to their ability to modify commercial mortgage loans held by real estate mortgage investment conduits (“REMICs”), opening the door to previously unavailable loan restructurings, and as a result an increasing number of maturing loans have been extended. Despite this trend, the Company has been able to deploy substantially all capital it has raised in the Company’s target assets.

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

Critical Accounting Policies

A summary of the Company’s accounting policies is set forth in its annual report on Form 10-K for the year ended December 31, 2011 under Item 7 – Management Discussion and Analysis – Critical Accounting Policies.

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

During March 2012, the Company closed a $15 million mezzanine loan secured by a pledge of the equity interest in a borrower that owns a 226-room hotel in Manhattan. The mezzanine loan is part of a $70 million, four-year (two-year initial term with two one-year extension options) floating-rate whole loan originated on February 15, 2012 to refinance the property. The interest rate on the mezzanine loan is one-month LIBOR+11.00% with a 0.50% LIBOR floor and 0.50% fee for the second extension. The mezzanine loan is expected to generate an IRR of approximately 12.8%. See “—Investments” for a discussion of how IRR is calculated.

Sale of CMBS – During March 2012, the Company sold CMBS with an amortized cost of $137,423 resulting in net realized gains of $262. The sale generated proceeds of $14,621 after the repayment of $123,064 of debt under the Wells Facility.

Investments

The following table sets forth certain information regarding the Company’s investments at March 31, 2012:

Description	Face Amount	Weighted Average Coupon	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)*	Equity at cost	Weighted Average IRR **
AAA CMBS	$324,798	5.6%	$330,413	4.3%	1.5	$286,650	2.1%	1.4	$43,763	16.1%
First mortgages	108,817	8.3	108,817	8.3	2.4	68,607	3.2	0.7	40,210	17.8
Subordinate loans	179,336	12.8	179,336	12.8	5.5	—	—	—	179,336	13.9
Repurchase agreements	47,439	13.0	47,439	13.0	2.0	—	—	—	47,439	13.7

Total	$660,390	8.5%	$666,005	7.8%	2.8	$355,257	2.4%	1.2	$310,748	14.7%

*	Assumes extension options on Wells Facility are exercised. See “—Borrowings under Various Financing Arrangements” for a discussion of the Wells Facility.
**	The internal rates of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assumes extensions as well as the cost of borrowings and derivative instruments under the Wells Facility. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See Risk Factors included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.

Net Interest Income

The following table sets forth certain information regarding the Company’s net investment income for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011	Change (amount)	Change (%)
Interest income from:
Securities	$5,323	$6,656	$(1,333)	(20.0)%
Commercial mortgage loans	2,234	2,313	(79)	(3.4)%
Subordinate loans	5,313	1,909	3,404	178.3%
Repurchase agreements	1,559	60	1,499	2,498.3%
Interest expense	(3,242)	(3,339)	97	(2.9)%

Net interest income	$11,187	$7,599	$3,588	47.2%

Net interest income for the three months ended March 31, 2012, increased $3,588, or 47.2% from the same periods in 2011. The increase is primarily the result of additional interest income from subordinate loans and repurchase agreements offset by a decline in interest income from securities. The decline in interest from securities of $1,333, or 20.0%, is attributable to the repayment of these securities as they near maturity. The increase in interest income related to subordinate loans and repurchase agreements of $3,404, or 178.3%, and $1,499, or 2,498.3%, respectively, is primarily attributable to the full deployment of capital raised from the Company’s follow-on offering in July 2011 as well as the deployment of additional investable capital generated with the refinancing of the Company’s TALF debt.

Operating Expenses

The following table sets forth the Company’s operating expenses for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011	Change (amount)	Change (%)
General and administrative expense	$953	$1,029	$(76)	(7.4)%
Stock-based compensation expense	1,083	351	732	208.5%
Management fee expense	1,289	1,088	201	18.5%

Total operating expense	$2,538	$2,121	$857	34.7%

Management fee expense for the three months ended March 31, 2012 increased $201, or 18.5% from the same periods in 2011. The increase is primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on equity offering that was completed in July 2011. Management fees and the relationship between the Company and its Manager are discussed further in the accompanying consolidated financial statements - Note 10 - Related Party Transactions.

Stock-based compensation expense for the three months ended March 31, 2012 increased $732, or 208.5% from the same periods in 2011. The increase is primarily attributable to the grant of 308,750 restricted stock units (“RSUs”) during August 2011 as well as the increase in the price of the Company’s stock since the end of 2011. Share-based payments are discussed further in the accompanying consolidated financial statements - Note 11 – Share-Based Payments.

Realized and unrealized gain/loss

In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company has entered into interest rate swaps and caps which are intended to economically hedge the floating-rate borrowings through the expected maturity of the underlying collateral as well as the potential extension of the underlying collateral.

The Company has elected not to pursue hedge accounting for these derivative instruments and records the change in estimated fair value related to these interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to certain AAA-rated CMBS securing the Wells Facility in earnings by electing the fair value option. These elections allow the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate derivatives without having to apply complex hedge accounting provisions.

During March 2012, the Company sold CMBS with an amortized cost of $137,423 resulting in net realized gains of $262. The sale generated proceeds of $14,621 after the repayment of $123,064 of debt under the Wells Facility.

The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for three months ended March 31, 2012 and 2011:

		Amount of gain (loss) recognized in income for the three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2012	2011
Securities	Realized gain on sale of securities	$262	$—
Interest rate swaps	Loss on derivative instruments - realized	(412)	(441)
Interest rate swaps	Loss on derivative instruments – unrealized	147	306
Interest rate caps	Loss on derivative instruments - unrealized	(152)	153

Total		$(155)	$18

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

Dividends

For 2012, the Company has declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Amount
February 28, 2012	March 31, 2012	April 12, 2012	$0.40

Subsequent Events

Investment activity. During April 2012, the Company purchased two senior sub-participation interests (an aggregate face of $23,844) in the Loan with a current balance of $120,000 which is secured by over 20 acres of land in South Boston, Massachusetts. The land is currently used as parking with approximately 3,325 spaces, but the various parcels that comprise the site are entitled for over 5.8 million of buildable square feet. The two senior sub-participation interests have a 27.5% LTV (based on a current appraisal) and a debt yield of 8.2% (based on the Manager’s underwritten net operating income for the parking operations).

The aggregate purchase price of the two senior sub-participation interests was $18,599 (including a 3% brokerage fee which will be expensed during the period ending June 30, 2012). The senior sub-participations each have an interest rate of one-month LIBOR + 1.72% and mature in December 2012. Upon the repayment of $33,000 of the Loan (of which the Company will receive its pro-rata share) and the payment of an extension fee equal to 0.50% of the outstanding balance of the Loan, the Loan, including the senior sub participation interests, can be extended through December 2013. Assuming the extension occurs, the senior sub-participation interests are expected to generate an IRR of approximately 21.9%. See “—Investments” for a discussion of how IRR is calculated.

Amendment to JPMorgan Facility. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR + 2.50%. Based upon the Company’s current usage projections, the reduced interest rate spread should result in an annual interest expense reduction of approximately $250.

Repayment of First Mortgage Loan. During April 2012, a $24,000 two-year fixed rate first mortgage loan on a 155-room boutique hotel in midtown Manhattan was repaid. The loan had an interest rate of 8.00%. The Company repaid $15,444 of borrowings under the JPMorgan Facility in conjunction with this repayment.

Dividends. On May 3, 2012, the Company declared a dividend of $0.40 per share of common stock which is payable on July 12, 2012 to common stockholders of record on June 29, 2012.

Stockholders’ Equity. On April 1, 2012, as part of their annual compensation, each of the Company’s independent directors was granted 2,396 shares of restricted stock under the Company’s LTIP. The shares will vest ratably over twelve quarters with the initial vesting date scheduled for July 1, 2012 and the final vesting date scheduled for April 1, 2015.

Liquidity and capital resources

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and other general business needs. The Company’s cash is used to purchase or originate target assets, repay principal and interest on borrowings, make distributions to stockholders and fund operations. The Company’s liquidity position is closely monitored and the Company believes it has sufficient current liquidity and access to additional liquidity to meet financial obligations for at least the next twelve months. The Company’s primary sources of short-term and long-term liquidity are as follows:

Cash Generated from Operations

Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See Financial Condition and Results of Operations – Investments for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at March 31, 2012. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.

Borrowings Under Various Financing Arrangements

In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the Company’s option and upon the payment of the $500 extension fee for each one-year extension. During January 2012, the Company exercised the second of the two extension options. The extended maturity date is January 4, 2013. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At March 31, 2012, the Company had $68,607 of borrowings outstanding under the JPMorgan Facility.

During August 2010, the Company, through an indirect wholly-owned subsidiary, entered into the Wells Facility pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. The Wells Facility has a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. Advance rates under the Wells Facility typically range from 85%-90% on the face amount of the underlying collateral depending weighted average life of the collateral pledged. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility.

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

The Company refinanced its TALF borrowings with borrowings under the Wells Facility during January 2012 and subsequently sold a portion of the CMBS securing the Wells Facility borrowings and repaid the related borrowings during March 2012. At March 31, 2012, the Company had $286,650 of borrowings outstanding under the Wells Facility secured by AAA-rated CMBS held by the Company.

Cash Generated from Offerings

To date, the Company has raised aggregate equity of approximately $375,097 through its IPO and concurrent private placement as well as follow-on offerings. Net proceeds (after deducting underwriting fees and expenses) from these offerings were approximately $355,389.

Other Potential Sources of Financing

The Company’s primary sources of cash currently consist of the $31,452 of cash available at March 31, 2012, principal and interest the Company receives on its portfolio of assets as well as available borrowings under the JPMorgan Facility and Wells Facility. The Company expects its primary sources of cash to consist of cash generated from operations, and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At March 31, 2012, there was $31,393 of borrowing capacity under the JPMorgan Facility; however, the Company would need to acquire additional commercial first mortgage loans or AAA-rated CMBS in order to utilize that capacity. Depending on market conditions the Company may utilize additional borrowings as a source of cash, which borrowings may also include additional repurchase agreements as well as other borrowings such as credit facilities.

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

Leverage policies

The Company uses leverage for the sole purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. In addition to the Wells Facility and JPMorgan Facility, in the future the Company may access additional sources of borrowings. The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; however, the Company is limited by certain financial covenants under its repurchase agreements. Consistent with the Company’s strategy of keeping leverage within a conservative range, the Company expects that its total borrowings on its target assets will be in an amount that is approximately 35% of the value of its total loan portfolio.

Contractual obligations and commitments

The Company’s contractual obligations including expected interest payments as of March 31, 2012 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings*	$140,372	$151,604	$—	$—	$291,976
JPMorgan Facility borrowings**	70,132	—	—	$—	70,132

Total	$210,504	$151,604	$—	$—	$362,108

*	Assumes extension options are exercised and the cost of borrowings as well as derivative instruments for interest payments due under the Wells Facility. See above for further discussion.
**	Assumes extension options are exercised and current LIBOR of 0.24% for interest payments due under the JPMorgan Facility. See above for further discussion.

The table above does not include amounts due under the Management Agreement as those obligations, discussed below, do not have fixed and determinable payments.

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

The initial term of the Management Agreement expires on September 29, 2012 (the third anniversary of the closing of the IPO), and is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable. Following a meeting by the Company’s independent directors on March 29, 2012 with respect to the Management Agreement, including the Manager’s performance and the level of the management fees thereunder, the Company did not provide notice of termination to the Manager pursuant to the Management Agreement.

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

At March 31, 2012, all of the Company’s borrowings under repurchase agreements are floating-rate borrowings. The Company also has interest rate swaps with an outstanding notional of $248,452, resulting in net variable rate debt of $106,805. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $106,805 in variable rate debt by $134. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.

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

ITEM 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations promulgated thereunder.

During the period ended March 31, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2012, the Company is not involved in any legal proceedings.

ITEM 1A. Risk Factors

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s risk factors during the three months ended March 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference.
**	These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

May 7, 2012

By:	/s/ STUART A. ROTHSTEIN
Stuart A. Rothstein President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference
**	These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.