Form 10-Q
period 2012-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2012-08-09
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 7, 2012, there were 20,570,616 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	June 30, 2012	December 31, 2011
Assets:
Cash	$11,959	$21,568
Securities available-for-sale, at estimated fair value	125,631	302,543
Securities, at estimated fair value	228,939	251,452
Commercial mortgage loans, held for investment	103,321	109,006
Subordinate loans, held for investment	179,602	149,086
Repurchase agreements, held for investment	41,696	47,439
Principal and interest receivable	11,195	8,075
Deferred financing costs, net	1,161	2,044
Other assets	10	17

Total Assets	$703,514	$891,230

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$350,696	$290,700
TALF borrowings	—	251,327
Derivative instruments, net	291	478
Accounts payable and accrued expenses	1,072	1,746
Payable to related party	1,294	1,298
Dividends payable	8,726	8,703
Deferred revenue	117	—

Total Liabilities	362,196	554,252
Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 20,570,616 and 20,561,032 shares issued and outstanding in 2012 and 2011, respectively	206	206
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in-capital	337,923	336,209
Retained earnings	2,214	—
Accumulated other comprehensive income	975	563

Total Stockholders’ Equity	341,318	336,978

Total Liabilities and Stockholders’ Equity	$703,514	$891,230

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net interest income:
Interest income from securities	$3,230	$6,448	$8,552	$13,103
Interest income from commercial mortgage loans	2,791	2,297	5,026	4,610
Interest income from subordinate loans	5,859	3,167	11,172	5,077
Interest income from repurchase agreements	2,000	1,552	3,559	1,612
Interest expense	(1,929)	(3,781)	(5,171)	(7,121)

Net interest income	11,951	9,683	23,138	17,281
Operating expenses:
General and administrative expenses (includes $886 and $1,969 of non-cash stock based compensation in 2012 and $384 and $736 in 2011, respectively)	(2,762)	(1,412)	(4,798)	(2,792)
Management fees to related party	(1,292)	(1,101)	(2,581)	(2,189)

Total operating expenses	(4,054)	(2,513)	(7,379)	(4,981)
Interest income from cash balances	—	3	1	9
Realized gain on sale of securities	—	—	262	—
Unrealized gain on securities	2,078	1,366	3,463	1,392
Loss on derivative instruments (includes $192 and $187 of unrealized gains in 2012 and $1,548 and $1,089 of unrealized losses in 2011, respectively)	(65)	(2,019)	(482)	(2,001)

Net income	$9,910	$6,520	$19,003	$11,700

Basic and diluted net income per share of common stock	$0.47	$0.37	$0.91	$0.66

Basic and diluted weighted average common shares outstanding	20,991,450	17,561,032	20,978,938	17,556,455

Dividend declared per share of common stock	$0.40	$0.40	$0.80	$0.80

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$9,910	$6,520	$19,003	$11,700
Change in net unrealized gain (loss) on securities available-for-sale	593	(1,640)	412	(3,517)

Comprehensive income	$10,503	$4,880	$19,415	$8,183

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share data)

	Common Stock			Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Par		Capital	Earnings	Income	Total
Balance at January 1, 2012	20,561,032	$206		$336,209	$—	$563	$336,978
Vesting of restricted stock pursuant to Equity Incentive Plan	—	—		1,969	—	—	1,969
Issuance of restricted stock	9,584		*	—	—	—	*
Offering Costs	—	—		(255)	—	—	(255)
Net income	—	—		—	19,003	—	19,003
Change in net unrealized gain on securities available-for-sale	—	—		—	—	412	412
Dividends on common stock	—	—		—	(16,789)	—	(16,789)

Balance at June 30, 2012	20,570,616	$206		$337,923	$2,214	$975	$341,318

*	Rounds to zero.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For six months ended June 30, 2012	For six months ended June 30, 2011
Cash flows provided by operating activities:
Net income	$19,003	$11,700
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	1,630	4,034
Amortization of deferred financing costs	1,132	721
Amortization of deferred revenue	(33)	—
Restricted stock amortization expense	1,969	735
Unrealized gain on securities	(3,463)	(1,392)
Unrealized gain (loss) on derivative instruments	(188)	1,089
Realized gain on sale of security	(262)	—
Changes in operating assets and liabilities:
Accrued principal and interest receivable, less purchased interest	(4,220)	(1,875)
Other assets	7	7
Accounts payable and accrued expenses	(148)	546
Payable to related party	(4)	418

Net cash provided by operating activities	15,423	15,983

Cash flows used in investing activities:
Proceeds from sale of securities available-for-sale	121,338	—
Proceeds from sale of securities at estimated fair value	16,918	—
Funding of securities at estimated fair value	(70,676)	—
Funding of commercial mortgage loans	(17,883)	(8,800)
Funding of subordinate loans	(29,833)	(40,000)
Funding of repurchase agreements	—	(47,439)
Principal payments received on securities available-for-sale	55,905	19,915
Principal payments received on securities at estimated fair value	78,203	10,968
Principal payments received on commercial mortgage loans	24,363	9,141
Principal payments received on subordinate loans	18	19
Principal payments received on repurchase agreements	5,744	—

Net cash provided by (used in) investing activities	184,097	(56,196)

Cash flows from financing activities:
Payment of offering costs	(281)	(571)
Repayments of TALF borrowings	(251,327)	(17,109)
Proceeds from repurchase agreement borrowings	313,860	69,014
Repayments of repurchase agreement borrowings	(253,864)	(9,871)
Deferred financing costs	(751)	(500)
Dividends on common stock	(16,766)	(14,163)

Net cash provided by (used in) financing activities	(209,129)	26,800

Net decrease in cash and cash equivalents	(9,609)	(13,413)
Cash and cash equivalents, beginning of period	21,568	37,894

Cash and cash equivalents, end of period	$11,959	$24,481

Supplemental disclosure of cash flow information:
Interest paid	$4,409	$7,266

Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$8,726	$7,169

Deferred financing costs, not yet paid	$—	$500

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance requiring additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. While the adoption of this guidance will impact the Company’s disclosure, the Company does not believe that the adoption of this guidance will have a significant effect on its consolidated financial statements.

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

The estimated fair value of the AAA-rated CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information. The estimated fair values of the Company’s securities are based on observable market parameters and are classified as Level II in the fair value hierarchy.

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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of June 30, 2012:

	Fair Value as of June 30, 2012
	Level I	Level II	Level III	Total
CMBS – AAA-rated (Available-for-Sale)	$—	$125,631	$—	$125,631
CMBS – AAA-rated (Fair Value Option)	—	157,734	—	157,734
CMBS – Hilton (Fair Value Option)	—	71,205	—	71,205
Interest rate swaps	—	(302)	—	(302)
Interest rate caps	—	11	—	11

Total	$—	$354,279	$—	$354,279

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of December 31, 2011:

	Fair Value as of December 31, 2011
	Level I	Level II	Level III	Total
CMBS – AAA-rated (Available-for-Sale)	$—	$302,543	$—	$302,543
CMBS – AAA-rated (Fair Value Option)	—	251,452	—	251,452
Interest rate swaps	—	(666)	—	(666)
Interest rate caps	—	188	—	188

Total	$—	$553,517	$—	$553,517

Note 4 – Debt Securities

During June 2012, the Company purchased CMBS with a face amount of $74,854 for which the obligors are certain special purpose entities formed in 2010 to hold substantially all of the assets of Hilton Worldwide, Inc. (the “Hilton CMBS”). The Hilton CMBS has a current interest rate of one-month LIBOR+1.75% which increases to LIBOR+2.30% on November 12, 2012, LIBOR+3.30% on November 12, 2013 and LIBOR+3.80% on November 12, 2014, and an estimated loan-to-value (“LTV”) of 35% to 45%. The Hilton CMBS receives principal repayments according to a schedule that is approximately equivalent to a 16-year amortization schedule and has a yield of 5.6%. The Hilton CMBS was purchased for $70,655 and financed with $49,459 of borrowings under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (the Wells Facility”), which was amended to provide up to $100,000 of additional financing for the Hilton CMBS. The $49,459 of borrowings under the Wells Facility for the acquisition is coterminous with the Hilton CMBS, assuming full extension of the Hilton CMBS. See Note 8 – Borrowings for a description of the Wells Facility. The Company has elected the Fair Value Option for the Hilton CMBS.

At June 30, 2012, the Company had AAA-rated CMBS with an aggregate face value of $275,997, which were also pledged to secure borrowings under the Wells Facility.

The amortized cost and estimated fair value of the Company’s debt securities at June 30, 2012 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS-AAA-rated (Available-for-Sale)	$122,721	$124,656	$1,077	$(102)	$125,631
CMBS-AAA-rated (Fair Value Option)	153,276	156,041	1,724	(31)	157,734
CMBS-Hilton (Fair Value Option)	74,854	70,719	486	—	71,205

Total	$350,851	$351,416	$3,287	$(133)	$354,570

The gross unrealized loss related to the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at June 30, 2012 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.

During March 2012, the Company sold CMBS with an amortized cost of $137,423 resulting in a net realized gain of $262, which was comprised of realized gains of $345 and realized losses of $83. The sale generated proceeds of $14,621 after the repayment of $123,064 of borrowings under the Wells Facility.

The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2011 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS-AAA-rated (Available-for-Sale)	$298,598	$301,980	$810	$(247)	$302,543
CMBS-AAA-rated (Fair Value Option)	248,209	252,736	—	(1,284)	251,452

Total	$546,807	$554,716	$810	$(1,531)	$553,995

The overall statistics for the Company’s AAA-rated CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Credit Ratings *	AAA	AAA
Coupon	5.6%	5.6%
Yield	4.1%	4.3%
Weighted Average Life	1.7 years	1.2 years

*	Ratings per Fitch, Moody’s or S&P.

The percentage vintage, property type, and location of the collateral securing the Company’s AAA-rated CMBS investments calculated on a weighted average basis as of June 30, 2012 and December 31, 2011 are as follows:

Vintage	June 30, 2012	December 31, 2011
2006	4%	7%
2007	96	93

Total	100%	100%

Property Type	June 30, 2012	December 31, 2011
Office	40.0%	36.5%
Retail	23.2	26.6
Multifamily	13.0	13.1
Hotel	10.9	10.8
Other *	12.9	13.0

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Location	June 30, 2012	December 31, 2011
South Atlantic	22.1%	23.0%
Middle Atlantic	21.0	21.9
Pacific	24.0	21.0
Other *	32.9	34.1

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans

The Company’s commercial mortgage loan portfolio was comprised of the following at June 30, 2012:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Amortization Schedule	Property Size	Appraised LTV (1)
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,687	$31,687	8.25%	30 year	151 rooms	40%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,534	27,534	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,421	25,421	9.00	25 year	263 rooms	58%
Mixed Use – South Boston, MA (2)	Apr-12	Dec-12	23,844	23,844	18,678	2.00	Interest only	20 acres	28%

Total			$109,844	$108,486	$103,320	6.99%

(1)	Appraised LTV represents the LTV as of the date of investment for all loans except the New York, NY hotel loan. The LTV for the New York, NY hotel loan is as of March 2011.
(2)	This loan is a senior sub-participation interest in a $120,000 first mortgage that bears interest at a rate of LIBOR plus 172 basis points and includes a one-year extension option subject to repayment of $33,000 of the entire first mortgage (of which the Company will receive its pro-rata portion) and the payment of a 0.50% fee of the outstanding balance of the entire first mortgage.

During April 2012, a $24,000 two-year fixed rate first mortgage loan on a 155-room boutique hotel in midtown Manhattan was repaid. The loan had an interest rate of 8.00%. The Company repaid $15,444 of borrowings under the Company’s $100,000 master repurchase facility entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) in conjunction with this repayment.

The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Amortization Schedule	Property Size	Appraised LTV *
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,798	$31,798	8.25%	30 year	151 rooms	40%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,644	27,644	8.00	30 year	73,419 sq. ft.	54%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,564	25,564	9.00	25 year	263 rooms	58%
Hotel – NY, NY	Aug-10	Aug-12	24,000	24,000	24,000	8.00	Interest only	155 rooms	40%

Total			$110,000	$109,006	$109,006	8.31%

*	Appraised LTV represents the LTV as of the date of investment for all loans except the $32,000 New York, NY hotel loan. The LTV for the $32,000 New York, NY hotel loan is as of March 2011.

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at June 30, 2012 and December 31, 2011.

Note 6 – Subordinate Loans

The Company’s subordinate loan portfolio was comprised of the following at June 30, 2012:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule		Appraised LTV (1)
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only	(2)	69%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only	(2)	74%
Office - Michigan	May-10	Jun-20	9,000	8,932	13.00	25 year		70%
Ski Resort - California	Apr-11	May-17	40,000	40,000	14.00	Interest only	(3)	64%
Hotel Portfolio - New York (4)	Aug-11	July-13	25,000	25,000	11.49	Interest only	(5)	60%
Retail Center - Virginia (6)	Oct-11	Oct-14	25,000	25,670	14.00	Interest only	(6)	74%
Hotel - New York (7)	Jan-12	Feb-14	15,000	15,000	12.00	Interest only	(7)	63%
Hotel - New York (8)	Mar-12	Mar-14	15,000	15,000	11.50	Interest only	(8)	65%

Total/Weighted Average			$179,000	$179,602	12.86%

(1)	Appraised LTV represents the LTV as of the date of investment.
(2)	Prepayments are prohibited prior to the fourth year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 1%.
(3)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 1%.
(4)	Includes a LIBOR floor of 1% and three one-year extension options subject to certain conditions and the payment of a 0.25% fee for the fourth and fifth year extensions.
(5)	Prepayments are prohibited prior to February 2013 and any prepayments thereafter are subject to spread maintenance premiums.
(6)	Interest rate of 14.0% includes a 10.0% current payment with a 4.0% accrual. There are two one-year extension options subject to certain conditions.
(7)	Includes a 1.00% origination fee, a one-year extension option subject to certain conditions and a 0.50% extension fee as well as a 1.50% exit fee.
(8)	Includes a LIBOR floor of 0.50%, two one-year extension options subject to certain conditions and the payment of a 0.50% fee for the second extension.

During June 2012, the Company modified the $40,000 subordinate loan secured by an equity interest in an entity that owns a ski resort in California. The modification was completed in connection with a modification of both the senior and junior loans in order to provide financial covenant relief to the borrower and included the addition of a 0.5% amendment fee and a 1.0% exit fee upon repayment of the loan. In addition, the interest rate on the mezzanine loan was increased by 0.75% to 14% until the earlier of (i) the loan being back in compliance with its original covenants; or (ii) April 2014. As of June 30, 2012, the mezzanine loan was current on its interest payments to the Company. All of the additional remuneration will be recognized over the remaining life of the loan.

The Company’s subordinate loan portfolio was comprised of the following at December 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule		Appraised LTV (1)
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only	(2)	69%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only	(2)	74%
Office - Michigan	May-10	Jun-20	9,000	8,950	13.00	25 year		70%
Ski Resort - California	Apr-11	May-17	40,000	40,000	13.25	Interest only	(2)	64%
Hotel Portfolio - New York (3)	Aug-11	July-13	25,000	25,000	11.49	Interest only	(4)	60%
Retail Center - Virginia (5)	Oct-11	Oct-14	25,000	25,136	14.00	Interest only	(5)	74%

Total/Weighted Average			$149,000	$149,086	13.00%

(1)	Appraised LTV represents the LTV as of the date of investment.
(2)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 0%.
(3)	Includes a LIBOR floor of 1% and three one-year extension options subject to certain conditions.
(4)	Prepayments are prohibited prior to February 2013 and any prepayments thereafter are subject to spread maintenance premiums.
(5)	Interest rate of 14.0% includes a 10.0% current payment with a 4.0% accrual. There are two one-year extension options subject to certain conditions.

The Company evaluates its loans for possible impairment on a quarterly basis. See Note 5 – Commercial Mortgage Loans for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at June 30, 2012 and December 31, 2011.

Note 7 – Repurchase Agreement

During 2011, the Company funded a $47,439 investment structured in the form of a repurchase facility secured by a Class A-2 CDO bond. The $47,439 of borrowings provided under the facility financed the purchase of a CDO bond with an aggregate face amount of $68,726, representing an advance rate of 69% on the CDO bond’s face amount. The Class A-2 CDO bond, originally rated AAA/Aaa, is currently rated A-/Baa1. The CDO is comprised of 58 senior and subordinate commercial real estate debt positions and commercial real estate securities with the majority of the debt and securities underlying the CDO being first mortgages.

The repurchase facility bears interest at 13.0% (10.0% current pay with a 3.0% accrual) on amounts outstanding and has an initial term of 18 months with three six-month extensions options available to the borrower. Any principal repayments that occur prior to the 21st month are subject to a make-whole provision at the full 13.0% interest rate.

During the six months ended June 30, 2012, the Company received $5,744 of principal repayments related to this repurchase agreement as well as the applicable make-whole interest payments.

Note 8 – Borrowings

At June 30, 2012 and December 31, 2011, the Company’s borrowings had the following weighted average maturities and interest rates:

	June 30, 2012				December 31, 2011
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$297,636	1.5 years	*	1.8%	$221,980	1.6 years	*	1.8%	*
JPMorgan Facility borrowings	53,060	0.5 years		2.7%	68,720	0.9 years		3.3%	**
TALF borrowings	—	—		—%	251,327	1.3 years		2.8%	Fixed

Total borrowings	$350,696	1.3 years		1.9%	$542,027	1.3 years		2.5%

*	Assumes extension options on Wells Facility are exercised. See below for a description of the Wells Facility. Borrowings outstanding under the Wells Facility bear interest at a LIBOR plus 125 basis points, 150 basis points or 235 basis points depending on the collateral pledged.
**	During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR + 250 basis points.

At June 30, 2012, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings*	$118,087	$137,466	$42,083	$—	$297,636
JPMorgan Facility borrowings	53,060	—	—	—	53,060

Total	$171,147	$137,466	$42,083	$—	$350,696

*	Assumes extension options on Wells Facility are exercised. See below for a description of the Wells Facility.

At June 30, 2012, the Company’s collateralized financings were comprised of borrowings outstanding under JPMorgan Facility and the Wells Facility. The table below summarizes the outstanding balances at June 30, 2012 as well as the maximum and average balances for the six months ended June 30, 2012.

		For the six months ended June 30, 2012
	Balance at June 30, 2012	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$297,636	$469,147	$316,637
JPMorgan Facility borrowings	53,060	68,720	61,995
TALF borrowings	—	251,327	35,904

Total	$350,696

The Wells Facility was entered into in August 2010 which has a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. During December 2011, the Company, through an indirect wholly-owned subsidiary, entered into an amendment letter related to the Wells Facility to increase its maximum permitted borrowing under the facility from $250,000 to $506,000. The Company utilized the additional capacity under the Wells Facility to refinance all of the Company’s outstanding TALF debt during January 2012 at a rate of LIBOR plus 150 basis points.

Prior to the refinancing, the Company had TALF borrowings totaling $250,293 with a weighted average cost of funds of 2.8%. The increased borrowings under the Wells Facility related to this collateral totaled $264,401 and the Company entered into interest rate swap agreements with an initial aggregate notional value of $56,273 to economically hedge a portion of this floating-rate debt. During six months ended June 30, 2012, the Company repaid $115,140 of debt under the Wells Facility upon receiving paydowns from the Company’s securities and $123,064 upon the sale of a portion of the Company’s CMBS portfolio.

The Wells Facility was further amended during the second quarter of 2012 to provide an additional $100,000 of financing capacity for the purchase of Hilton CMBS at a rate of LIBOR plus 235 basis points with respect to borrowings secured by the Hilton CMBS. The additional $100,000 of capacity to finance the Hilton CMBS is coterminous with the maturity of the Hilton CMBS, assuming full extension of the Hilton CMBS.

The Company entered into the JPMorgan Facility in January 2010 to finance the Company’s first mortgage loans and investment grade CMBS. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR + 2.50%. The Company has borrowed under this facility from time to time as needed to fund the acquisition of additional assets.

The Company’s repurchase agreements are subject to certain financial covenants and the Company was in compliance with these covenants at June 30, 2012.

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

The Company entered into interest rate swaps and forward-starting caps in an effort to economically hedge a portion of its floating-rate interest payments due under the Wells Facility as well as potential extensions of the collateral securing the Wells Facility borrowings. The Company’s derivative instruments consist of the following at June 30, 2012 and December 31, 2011:

		June 30, 2012			December 31, 2011
	Balance Sheet Location	Notional Value		Estimated Fair Value	Notional Value		Estimated Fair Value
Interest rate swaps	Derivative instruments	$122,021		$(302)	$241,850		$(666)
Interest rate caps	Derivative instruments	174,922	*	11	26,189	*	188

Total derivative instruments				$(291)			$(478)

*	Represents the notional values at June 30, 2012 and December 31, 2011 but does not include forward-starting notionals.

The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three and six months ended June 30, 2012 and 2011.

		For the three months ended June 30		For the six months ended June 30
	Location of Loss Recognized in Income	2012	2011	2012	2011
Interest rate swaps	Loss on derivative instruments – realized *	$(257)	$(471)	$(669)	$(912)
Interest rate swaps	Loss on derivative instruments – unrealized	217	(307)	364	(1)
Interest rate caps	Loss on derivative instruments – unrealized	(25)	(1,241)	(177)	(1,088)

Total		$(65)	($2,019)	$(482)	($2,001)

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

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

For the three and six months ended June 30, 2012, respectively, the Company incurred approximately $1,292 and $2,581 in base management fees. For the three and six months ended June 30, 2011, respectively, the Company incurred approximately $1,101 and $2,189 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and six months ended June 30, 2012, respectively, the Company recorded expenses totaling $281 and $514 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the three and six months ended June 30, 2011, respectively, the Company recorded expenses totaling $129 and $314 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.

Included in payable to related party on the consolidated balance sheet at June 30, 2012 and December 31, 2011, respectively, is approximately $1,294 and $1,298 for base management fees incurred but not yet paid.

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

The Company recognized stock-based compensation expense of $886 and $1,969 for the three and six months ended June 30, 2012, respectively, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $384 and $736 for the three and six months ended June 30, 2011, respectively, related to restricted stock and RSU vesting. The following table summarizes the grants of RSUs during the six months ended June 30, 2012:

Type	Date	Shares	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Forfeiture*	February 2012	—	(1,875)	n/a	n/a	n/a
Grant	March 2012	—	20,000	$310	March 2013	March 2015
Grant	April 2012	9,584	—	$150	July 2012	April 2015

Total		9,584	18,125

*	Represents RSUs forfeited by a former employee of the Manager in connection with such employee’s resignation from the Manager.

Below is a summary of expected restricted stock and RSU vesting dates as of June 30, 2012.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
July 2012	11,874	11,043	22,917
October 2012	11,883	11,043	22,926
January 2013	2,507	93,749	96,256
March 2013	—	6,666	6,666
April 2013	2,505	834	3,339
July 2013	1,981	834	2,815
October 2013	1,985	416	2,401
January 2014	1,564	93,335	94,899
March 2014	—	6,667	6,667
April 2014	1,568	417	1,985
July 2014	800	—	800
October 2014	796	—	796
January 2015	800	—	800
March 2015	—	6,667	6,667
April 2015	800	—	800

	39,063	231,671	270,734

Note 12 – Stockholders’ Equity

Dividends. For 2012, the Company declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Amount
February 28, 2012	March 31, 2012	April 12, 2012	$0.40
May 3, 2012	June 29, 2012	July 12, 2012	$0.40

Note 13 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$11,959	$11,959	$21,568	$21,568
Commercial first mortgage loans	103,321	111,760	109,006	116,516
Subordinate loans	179,602	184,108	149,086	154,778
Repurchase agreements	41,696	41,653	47,439	47,415
TALF borrowings	—	—	(251,327)	(256,171)
Borrowings under repurchase agreements	(350,969)	(350,969)	(290,700)	(290,700)

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

The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30		For the six months ended June 30
	2012	2011	2012	2011
Numerator:
Net income	$9,910	$6,520	$19,003	$11,700
Dividends declared on common stock	(168)	(50)	(337)	(97)
Dividends on participating securities	(8,228)	(7,024)	(16,453)	(14,045)

Net income (loss) attributable to common stockholders	$1,514	$(554)	$2,213	$(2,442)

Denominator:
Weighted average shares of common stock outstanding	20,991,450	17,561,032	20,978,938	17,556,455
Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$0.40	$0.40	$0.80	$0.80
Undistributed income (loss)	0.07	(0.03)	0.11	(0.14)

Basic and diluted net income (loss) per share of common stock	$0.47	$0.37	$0.91	$0.66

For the three and six months ended June 30, 2011, respectively, unvested RSUs of 123,959 and 121,473 were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

Note 15 – Subsequent Events

Dividends. On August 6, 2012, the Company declared a dividend of $0.40 per share of common stock which is payable on October 12, 2012 to common stockholders of record on September 28, 2012.

Mezzanine Loan. During July 2012, the Company closed a $6,525 mezzanine loan secured by a pledge of the equity interest in a borrower that owns a mixed use project, which consists of 55,585 square feet of Class-A retail and 114,476 square feet of Class-A office in Chapel Hill, North Carolina. The mezzanine loan is part of a new $40,000 10-year fixed-rate financing comprised of a $33,475 first mortgage and the $6,525 mezzanine loan. The whole loan amortizes on a 30-year schedule but all amortization is applied to the first mortgage. The mezzanine loan is an interest-only, fixed rate loan that has an interest rate of 11.1%. The mezzanine loan has an appraised LTV of approximately 77%.

Preferred Offering. On August 1, 2012, the Company completed an underwritten public offering of 3,450,000 shares of its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) with a liquidation preference of $25.00 per share including 450,000 shares issued pursuant to the underwriters option to purchase additional shares. Net proceeds from the offering, after the underwriting discount and estimated offering expenses payable by the Company, were approximately $83,183.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (“SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; operating results and potential asset performance; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940 (the “1940 Act”); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

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

The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC, together with its subsidiaries, “Apollo”, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of approximately $105 billion as of June 30, 2012.

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

Market Overview

In the first half of 2012, the commercial real estate lending market continued to slowly recover from the downturn experienced as part of the correction in the global financial markets which began in mid-2007. The Company estimates that from 2012 to 2015, there is in excess of $1 trillion of commercial real estate debt that is scheduled to mature and this presents a compelling opportunity for the Company to invest capital in its target assets at attractive risk adjusted returns. While the volume of impending maturities and the need for refinancing is significant, the demand for new capital to refinance maturing commercial mortgage debt continues to be somewhat tapered by the granting of extensions by lenders across the commercial mortgage loan industry. The Company believes that the significant long-term opportunity still remains for lenders to capitalize on the impending maturity wall despite the fact that the volume of loan modifications has had a meaningful impact on the timing of the maturities and the related opportunity. Despite this trend, as of the end of the second quarter, the Company has been able to deploy substantially all the capital it has raised in the Company’s target assets.

The CMBS market has reopened and shown signs of stabilization since the start of 2010 but the market dislocation in the summer of 2011 and the current uncertainty concerning the global economy has tempered expectations and caused the lending recovery to take place at a fairly modest pace. In the first half of 2012, approximately $18 billion of CMBS was issued in the United States, an increase of approximately 7% over the same period in 2011. Since early 2010, approximately $63 billion of CMBS has been issued in the United States. While this is significantly less than the $229 billion that was issued in 2007, it is clear evidence that the lending market for commercial real estate has begun to stabilize and continues to grow despite the difficult second half of 2011. However, recent uncertainty surrounding Europe and the potential slow down in the broader global economy has pushed CMBS spreads wider, potentially foreshadowing a slowdown in production in the second half of 2012.

With the moderate pace of CMBS issuance, lenders appear to be more focused on stabilized cash flowing assets with lower loan-to-value ratios. This should continue to provide the Company with increased opportunities to originate mezzanine financings with respect to those parts of the financing capital structure which are unsuitable to be sold as part of CMBS.

Critical Accounting Policies

A summary of the Company’s accounting policies is set forth in its annual report on Form 10-K for the year ended December 31, 2011 under Item 7 – Management Discussion and Analysis – Critical Accounting Policies.

Financial Condition and Results of Operations

Investment Activity

Commercial mortgage loans. During March 2012, the Company closed a $15 million mezzanine loan secured by a pledge of the equity interest in a borrower that owns a 226-room hotel in midtown Manhattan. The mezzanine loan is part of a $70 million, four-year (two-year initial term with two one-year extension options) floating-rate whole loan originated on February 15, 2012 to refinance the property. The interest rate on the mezzanine loan is one-month LIBOR+11.00% with a 0.50% LIBOR floor and 0.50% fee for the second extension. The mezzanine loan has been underwritten to generate an IRR of approximately 12.8%. See “—Investments” for a discussion of how IRR is calculated.

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

The aggregate purchase price of the two senior sub-participation interests was $18,599 (including a 3% brokerage fee which will be expensed during the period ending June 30, 2012). The senior sub-participations each have an interest rate of one-month LIBOR + 1.72% and mature in December 2012. Upon the repayment of $33,000 of the Loan (of which the Company will receive its pro-rata share) and the payment of an extension fee equal to 0.50% of the outstanding balance of the Loan, the Loan, including the senior sub participation interests, can be extended through December 2013. Assuming the extension occurs, the senior sub-participation interests have been underwritten to generate an IRR of approximately 21.7%. See “—Investments” for a discussion of how IRR is calculated.

During April 2012, a $24,000 two-year fixed rate first mortgage loan on a 155-room boutique hotel in midtown Manhattan was repaid. The loan had an interest rate of 8.00%. The Company repaid $15,444 of borrowings under the JPMorgan Facility in conjunction with this repayment.

Subordinate loans. During January 2012, the Company closed a $15,000 mezzanine loan secured by a pledge of the equity interests in a borrower that purchased a 165-room hotel in midtown Manhattan. The mezzanine loan is part of a $80,000, three-year (two year initial term with one one-year extension option) financing package split into a $65,000 first mortgage loan and a $15,000 mezzanine loan. The mezzanine loan is an interest-only fixed rate loan that bears interest at 12.00%, with a 1.00% origination fee, a 0.50% extension fee and a 1.50% exit fee. The mezzanine loan has an appraised LTV of approximately 60% and has been underwritten to generate an IRR of approximately 14.0%. See “—Investments” for a discussion of how IRR is calculated.

During June 2012, the Company modified the $40,000 subordinate loan secured by an equity interest in an entity that owns a ski resort in California. The modification was completed in connection with a modification of both the senior and junior loans in order to provide financial covenant relief to the borrower and included the addition of a 0.5% amendment fee and a 1.0% exit fee upon repayment of the loan. In addition, the interest rate on the mezzanine loan was increased by 0.75% to 14% until the earlier of (i) the loan being back in compliance with its original covenants; or (ii) April 2014. As of June 30, 2012, the mezzanine loan was current on its interest payments to the Company. All of the additional remuneration will be recognized over the remaining life of the loan.

AAA-rated CMBS – During March 2012, the Company sold AAA-rated CMBS with an amortized cost of $137,423 resulting in net realized gains of $262. The sale generated proceeds of $14,621 after the repayment of $123,064 of debt under the Wells Facility.

Hilton CMBS – During June 2012, the Company purchased CMBS with a face amount of $74,854 for which the obligors are certain special purpose entities formed to hold substantially all of the assets of Hilton Worldwide, Inc. (the “Hilton CMBS”). The Hilton CMBS has a current interest rate of one-month LIBOR+1.75% which increases to LIBOR+2.30% on November 12, 2012, LIBOR+3.30% on November 12, 2013 and LIBOR+3.80% on November 12, 2014, and an estimated LTV of approximately 35% to 45%. The Hilton CMBS receives principal repayments according to a schedule that is approximately equivalent to a 16-year amortization schedule. The Hilton CMBS was purchased for $70,655 and financed with $49,459 of borrowings under the Wells Facility, which was amended to provide up to $100,000 of additional financing for the Hilton CMBS. The $49,459 of borrowings under the Wells Facility for the acquisition is coterminous with the Hilton CMBS, assuming full extension of the Hilton CMBS.

Investments

The following table sets forth certain information regarding the Company’s investments at June 30, 2012:

Description	Face Amount	Weighted Average Coupon	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)*	Equity at cost	Weighted Average IRR **
CMBS – AAA	$275,997	5.6%	$280,697	4.1%	1.7	$248,177	1.9%	1.4	$32,520	16.2%
CMBS - Hilton	74,854	2.0	70,719	5.6	3.4	49,459	2.6	3.4	21,260	11.7
First mortgages	108,486	7.0	103,320	7.2	2.4	53,060	2.7	0.5	50,260	20.0
Subordinate loans	179,602	13.0	179,602	12.9	5.2	—	—	—	179,602	14.0
Repurchase agreements	41,696	13.0	41,696	13.0	1.8	—	—	—	41,696	13.7

Total	$680,635	7.8%	$676,034	7.6%	2.9	$350,696	2.1%	1.3	$325,338	15.0%

*	Assumes extension options on Wells Facility are exercised. See “—Borrowings under Various Financing Arrangements” for a discussion of the Wells Facility.
**	The internal rates of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assumes extensions as well as the cost of borrowings and derivative instruments under the Wells Facility. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Risk Factors—The Company may not achieve its targeted internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.

Net Interest Income

The following table sets forth certain information regarding the Company’s net investment income for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Change (amount)	Change (%)	2012	2011	Change (amount)	Change (%)
Interest income from:
Securities	$3,230	$6,448	$(3,218)	(49.9)%	$8,552	$13,103	$(4,551)	(34.7)%
Commercial mortgage loans	2,791	2,297	494	21.5%	5,026	4,610	416	9.0%
Subordinate loans	5,859	3,167	2,692	85.0%	11,172	5,077	6,095	120.1%
Repurchase agreements	2,000	1,552	448	28.9%	3,559	1,612	1,947	120.8%
Interest expense	(1,929)	(3,781)	1,852	(49.0)%	(5,171)	(7,121)	1,950	(27.4)%

Net interest income	$11,951	$9,683	$2,268	23.4%	$23,138	$17,281	$5,857	33.9%

Net interest income for the three and six months ended June 30, 2012, respectively, increased $2,268, or 23.4%, and $5,857, or 33.9%, from the same periods in 2011. The increase is primarily the result of additional interest income from subordinate loans and repurchase agreements offset by a decline in interest income from securities. The decline in interest from securities for the three and six months ended June 30, 2012, respectively, of $3,218, or 49.9%, and $4,551, or 34.7%, is attributable to the repayment of these securities as they near maturity. The increase in interest income for the six months ended June 30, 2012, related to subordinate loans and repurchase agreements of $6,095, or 120.1%, and $1,947, or 120.8%, respectively, is primarily attributable to the full deployment of capital raised from the Company’s follow-on offering in July 2011 as well as the deployment of additional investable capital generated with the refinancing of the Company’s TALF debt.

Interest expense for the three and six months ended June 30, 2012, respectively, decreased $1,852, or 49.0%, and $1,950, or 27.4%, from the same periods in 2011. The decrease is primarily the result of the refinancing of the Company’s TALF debt with borrowings under the Wells Facility as well as the repayment of debt as the related CMBS has been repaid.

Operating Expenses

The following table sets forth the Company’s operating expenses for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,				Six months ended June 30,
	2012	2011	Change (amount)	Change (%)	2012	2011	Change (amount)	Change (%)
General and administrative expense	$1,876	$1,028	$848	82.5%	$2,829	$2,057	$772	37.5%
Stock-based compensation expense	886	384	502	130.7%	1,969	735	1,234	167.9%
Management fee expense	1,292	1,101	191	17.3%	2,581	2,189	392	17.9%

Total operating expense	$4,054	$2,513	$1,541	61.3%	$7,379	$4,981	$2,398	48.1%

General and administrative expense for the three and six months ended June 30, 2012, respectively, increased $848, or 82.5%, and $772, or 37.5%, from the same periods in 2011. The increase is primarily attributable to $760 of one-time expenses related to the closing of the senior sub-participation interest in a first mortgage loan in April 2012.

Stock-based compensation expense for the three and six months ended June 30, 2012, respectively, increased $502, or 130.7%, and $1,234, or 167.9%, from the same periods in 2011. The increase is primarily attributable to the grant of 308,750 RSUs during August 2011 as well as the increase in the price of the Company’s stock since the end of 2011. Share-based payments are discussed further in the accompanying consolidated financial statements - Note 11 – Share-Based Payments.

Management fee expense for the three and six months ended June 30, 2012, respectively, increased $191, or 17.3%, and $392, or 17.9%, from the same periods in 2011. The increase is primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on equity offering that was completed in July 2011. Management fees and the relationship between the Company and its Manager are discussed further in the accompanying consolidated financial statements - Note 10 - Related Party Transactions.

Realized and unrealized gain/loss

In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company has entered into interest rate swaps and caps which are intended to economically hedge the a portion of its floating-rate borrowings through the expected maturity of the underlying collateral as well as the potential extension of the underlying collateral.

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

The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for three and six months ended June 30, 2012 and 2011:

		For the three months ended June 30,		For the six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2012	2011	2012	2011
Securities	Realized gain on sale of securities	$—	$—	$262	$—
Securities	Unrealized gain on securities	2,078	1,366	3,463	1,392
Interest rate swaps	Loss on derivative instruments - realized *	(257)	(471)	(669)	(912)
Interest rate swaps	Loss on derivative instruments – unrealized	217	(307)	364	(1)
Interest rate caps	Loss on derivative instruments - unrealized	(25)	(1,241)	(177)	(1,088)

Total		$2,013	$(653)	$3,243	$(609)

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.

Dividends

For 2012, the Company has declared and paid the following dividends:

Declaration Date	Record Date	Payment Date	Amount
February 28, 2012	March 31, 2012	April 12, 2012	$0.40
May 3, 2012	June 29, 2012	July 12, 2012	$0.40

Subsequent Events

Dividends. On August 6, 2012, the Company declared a dividend of $0.40 per share of common stock which is payable on October 12, 2012 to common stockholders of record on September 28, 2012.

Mezzanine Loan. During July 2012, the Company closed a $6,525 mezzanine loan secured by a pledge of the equity interest in a borrower that owns a mixed use project, which consists of 55,585 square feet of Class-A retail and 114,476 square feet of Class-A office in Chapel Hill, North Carolina. The mezzanine loan is part of a new $40,000 10-year fixed-rate financing comprised of a $33,475 first mortgage and the $6,525 mezzanine loan. The whole loan amortizes on a 30-year schedule but all amortization is applied to the first mortgage. The mezzanine loan is an interest-only, fixed rate loan that has an interest rate of 11.1%. The mezzanine loan has an appraised LTV of approximately 77% and is expected to generate an IRR of approximately 12%.

Preferred Offering. On August 1, 2012, the Company completed an underwritten public offering of 3,450,000 shares of its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred

Stock”) with a liquidation preference of $25.00 per share, including 450,000 shares issued pursuant to the underwrites option to purchase additional shares. Net proceeds from the offering, after the underwriting discount and estimated offering expenses payable by the Company, were approximately $83,183.

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

Cash Generated from Operations

Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See Financial Condition and Results of Operations – Investments for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at June 30, 2012. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.

Borrowings Under Various Financing Arrangements

In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and investment grade CMBS. Prior to April 2012, amounts borrowed under the JPMorgan Facility accrued interest at a spread of 3.00% over one-month LIBOR with no floor. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR + 2.50%. Advance rates under the JPMorgan Facility typically range from 65% to 90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the Company’s option and upon the payment of the $500 extension fee for each one-year extension. During January 2012, the Company exercised the second of the two extension options. The extended maturity date is January 4, 2013. The Company is focused on the upcoming maturity date of the JPM facility and is in early stage discussions with JPMorgan Chase Bank, N.A. and other potential lenders to review the options for extending or replacing this facility. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At June 30, 2012, the Company had $53,060 of borrowings outstanding under the JPMorgan Facility.

During August 2010, the Company, through an indirect wholly-owned subsidiary, entered into the Wells Facility pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of CMBS. The Wells Facility has a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and

Wells Fargo. Advance rates under the Wells Facility typically range from 85% to 90% on the face amount of the underlying collateral depending on the weighted average life of the collateral pledged. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility.

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

The Wells Facility was further amended during the second quarter of 2012 to provide an additional $100,000 of financing capacity for the purchase of Hilton CMBS as a rate of LIBOR plus 235 basis points.

At June 30, 2012, the Company had $297,636 of borrowings outstanding under the Wells Facility secured by AAA-rated CMBS held by the Company.

Cash Generated from Offerings

As of June 30, 2012, the Company has raised gross proceeds of approximately $375,982 through its IPO and concurrent private placement as well as follow-on offerings. Net proceeds (after deducting underwriting fees and expenses) from these offerings were approximately $356,020.

Other Potential Sources of Financing

The Company’s primary sources of cash currently consist of the $11,959 of cash available at June 30, 2012, principal and interest the Company receives on its portfolio of assets as well as available borrowings under the JPMorgan Facility and Wells Facility. The Company expects its other sources of cash to consist of cash generated from operations, and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At June 30, 2012, there was $46,940 of borrowing capacity under the JPMorgan Facility; however, the Company would need to acquire additional commercial first mortgage loans or investment grade CMBS in order to utilize that capacity. Depending on market conditions the Company may utilize additional borrowings as a source of cash, which borrowings may also include additional repurchase agreements as well as other borrowings such as credit facilities.

The Company maintains policies relating to its borrowings and use of leverage. See “Leverage policies” below. In the future, the Company may seek to raise further equity capital, issue debt securities or engage in other forms of borrowings in order to fund future investments or to refinance expiring indebtedness.

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

Leverage policies

The Company uses leverage for the sole purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. In addition to the Wells Facility and the JPMorgan Facility, in the future the Company may access additional sources of borrowings. The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; however, the Company is limited by certain financial covenants under its repurchase agreements. Consistent with the Company’s strategy of keeping leverage within a conservative range, the Company expects that its total borrowings on its target assets will be in an amount that is approximately 35% of the value of its total loan portfolio.

Contractual obligations and commitments

The Company’s contractual obligations including expected interest payments as of June 30, 2012 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings*	$122,424	$140,247	$42,543	$—	$305,214
JPMorgan Facility borrowings**	53,802	—	—	—	53,802

Total	$176,226	$140,247	$42,543	$—	$359,016

*	Assumes extension options are exercised. Interest payments include the cost of borrowings as well as derivative instruments for interest payments due under the Wells Facility. See See “Borrowings Under Various Financing Arrangements” above for further discussion.
**	Assumes extension options are exercised and current LIBOR of 0.24% for interest payments due under the JPMorgan Facility. See “Borrowings Under Various Financing Arrangements” above for further discussion.

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

At June 30, 2012, all of the Company’s borrowings under repurchase agreements are floating-rate borrowings. The Company also has interest rate swaps with an outstanding notional amount of $122,021 and floating rate subordinate loans with a face amount of $23,844, resulting in net variable rate exposure of $204,831. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $204,831 in variable rate exposure by $256. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.

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

Inflation

Virtually all of the Company’s assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with GAAP and distributions are declared in order to distribute at least 90% of its REIT taxable income on an annual basis in order to maintain the Company’s REIT qualification. In each case, the Company’s activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

During the period ended June 30, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2012, the Company is not involved in any material legal proceedings.

ITEM 1A. Risk Factors

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s risk factors during the three months ended June 30, 2012.

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

August 9, 2012

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