Form 10-Q
period 2012-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2012-11-08
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 28,044,106 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	September 30, 2012	December 31, 2011
Assets:
Cash	$67,994	$21,568
Securities available-for-sale, at estimated fair value	81,405	302,543
Securities, at estimated fair value	218,185	251,452
Commercial mortgage loans, held for investment	104,101	109,006
Subordinate loans, held for investment	196,177	149,086
Repurchase agreements, held for investment	10,975	47,439
Principal and interest receivable	4,107	8,075
Deferred financing costs, net	1,090	2,044
Other assets	207	17

Total Assets	$684,241	$891,230

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$242,970	$290,700
TALF borrowings	—	251,327
Derivative instruments, net	251	478
Accounts payable and accrued expenses	1,965	1,746
Payable to related party	1,520	1,298
Dividends payable	10,114	8,703

Total Liabilities	256,820	554,252

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and 3,450,000 shares outstanding in 2012	35	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 20,572,112 and 20,561,032 shares issued and outstanding in 2012 and 2011, respectively	206	206
Additional paid-in-capital	422,273	336,209
Retained earnings	4,808	—
Accumulated other comprehensive income	99	563

Total Stockholders’ Equity	427,421	336,978

Total Liabilities and Stockholders’ Equity	$684,241	$891,230

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net interest income:
Interest income from securities	$3,674	$6,316	$12,227	$19,419
Interest income from commercial mortgage loans	2,825	2,276	7,851	6,886
Interest income from subordinate loans	6,144	3,784	17,316	8,861
Interest income from repurchase agreements	2,361	1,576	5,920	3,188
Interest expense	(1,768)	(3,716)	(6,939)	(10,836)

Net interest income	13,236	10,236	36,375	27,518

Operating expenses:
General and administrative expenses (includes $1,276 and $3,244 of non-cash stock based compensation in 2012 and $418 and $1,154 in 2011, respectively)	(2,430)	(1,297)	(7,229)	(4,089)
Management fees to related party	(1,518)	(1,241)	(4,099)	(3,430)

Total operating expenses	(3,948)	(2,538)	(11,328)	(7,519)
Interest income from cash balances	—	2	1	10
Realized gain on sale of securities	—	—	262	—
Unrealized gain (loss) on securities	3,010	(1,511)	6,473	(118)
Loss on derivative instruments (includes $40 and $228 of unrealized gains in 2012 and $202 and $1,291 of unrealized losses in 2011, respectively)	(87)	(677)	(569)	(2,679)

Net income	12,211	5,512	31,214	17,212

Preferred dividends	(1,219)	—	(1,219)	—

Net income available to common stockholders	$10,992	$5,512	$29,995	17,212

Basic and diluted net income per share of common stock	$0.52	$0.28	$1.43	$0.93

Basic and diluted weighted average common shares outstanding	20,992,312	19,647,989	20,983,429	18,261,294

Dividend declared per share of common stock	$0.40	$0.40	$1.20	$1.20

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income available to common stockholders	$10,992	$5,512	$29,995	$17,212
Change in net unrealized gain (loss) on securities available-for-sale	(876)	(2,355)	(464)	(5,872)

Comprehensive income	$10,116	$3,157	$29,531	$11,340

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par	Shares	Par

Balance at January 1, 2012	—	—	20,561,032	$206	$336,209	$—	$563	$336,978
Vesting of restricted stock pursuant to Equity Incentive Plan	—	—	—	—	3,244	—	—	3,244
Issuance of restricted stock	—	—	11,080	*	—	—	—	*
Issuance of preferred stock	3,450,000	35	—	—	86,215	—	—	86,250
Offering costs	—	—	—	—	(3,395)	—	—	(3,395)
Net income	—	—	—	—	—	31,214	—	31,214
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(464)	(464)
Dividends on preferred stock	—	—	—	—	—	(1,219)	—	(1,219)
Dividends on common stock	—	—	—	—	—	(25,187)	—	(25,187)

Balance at September 30, 2012	3,450,000	$35	20,572,112	$206	$422,273	$4,808	$99	$427,421

*	Rounds to zero.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For nine months ended September 30, 2012	For nine months ended September 30, 2011
Cash flows provided by operating activities:
Net income	$31,214	$17,212
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	569	5,876
Amortization of deferred financing costs	1,551	1,088
Restricted stock amortization expense	3,244	1,153
Unrealized gain (loss) on securities	(6,473)	118
Unrealized gain (loss) on derivative instruments	(228)	1,291
Realized gain on sale of security	(262)	—
Changes in operating assets and liabilities:
Accrued principal and interest receivable, less purchased interest	2,608	(3,733)
Other assets	(190)	(82)
Accounts payable and accrued expenses	405	1,064
Payable to related party	222	558

Net cash provided by operating activities	32,660	24,545

Cash flows used in investing activities:
Proceeds from sale of securities available-for-sale	121,338	—
Proceeds from sale of securities at estimated fair value	16,918	—
Funding of securities at estimated fair value	(70,676)	—
Funding of commercial mortgage loans	(17,883)	(8,800)
Funding of subordinate loans	(46,180)	(64,858)
Funding of repurchase agreements	—	(47,439)
Principal payments received on securities available-for-sale	99,191	39,666
Principal payments received on securities at estimated fair value	92,009	16,668
Principal payments received on commercial mortgage loans	24,541	9,303
Principal payments received on subordinate loans	26	26
Principal payments received on repurchase agreements	36,464	—

Net cash provided by (used in) investing activities	255,748	(55,434)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	86,250	—
Proceeds from issuance of common stock	—	49,980
Payment of offering costs	(3,083)	(1,692)
Payment of deferred underwriting fee	—	(10,000)
Repayments of TALF borrowings	(251,327)	(33,233)
Proceeds from repurchase agreement borrowings	313,860	69,014
Repayments of repurchase agreement borrowings	(361,590)	(14,937)
Deferred financing costs	(1,097)	(500)
Dividends on common stock	(24,995)	(21,187)

Net cash provided by (used in) financing activities	(241,982)	37,445

Net decrease in cash and cash equivalents	46,426	6,556
Cash and cash equivalents, beginning of period	21,568	37,894

Cash and cash equivalents, end of period	$67,994	$44,450

Supplemental disclosure of cash flow information:
Interest paid	$5,872	$11,099

Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$10,114	$8,542

Deferred financing costs, not yet paid	$—	$500

Offering costs payable	$338	$529

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

Note 1 – Organization

Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a real estate investment trust (“REIT”) that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, commercial mortgage-backed securities (“CMBS”), subordinate financings and other commercial real estate-related debt investments in the United States. These asset classes are referred to as the Company’s target assets.

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

In September 2012, the FASB decided to remove the scope exception for mortgage REITs and require a mortgage REIT that meets the requirements to be an investment company under GAAP to follow investment company guidance. The FASB is currently in the process of redeliberations and will continue to consider feedback received on this Exposure Draft. The Company is currently evaluating the potential impact that the proposal would have on the Company’s consolidated financial statements. This exposure draft is not related to, nor does it impact the Company’s exemption from registering as an Investment Company under the 1940 Act.

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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of September 30, 2012:

	Fair Value as of September 30, 2012
	Level I	Level II	Level III	Total
CMBS – AAA-rated (Available-for-Sale)	$—	$81,405	$—	$81,405
CMBS – AAA-rated (Fair Value Option)	—	143,946	—	143,946
CMBS – Hilton (Fair Value Option)	—	74,239	—	74,239
Interest rate swaps	—	(252)	—	(252)
Interest rate caps	—	1	—	1

Total	$—	$299,339	$—	$299,339

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

Note 4 – Debt Securities

During June 2012, the Company purchased CMBS with a face amount of $74,854 for which the obligors are certain special purpose entities formed in 2010 to hold substantially all of the assets of Hilton Worldwide, Inc. (the “Hilton CMBS”). The Hilton CMBS has a current interest rate of one-month LIBOR+1.75% which increases to LIBOR+2.30% on November 12, 2012, LIBOR+3.30% on November 12, 2013 and LIBOR+3.80% on November 12, 2014. The Hilton CMBS receives principal repayments according to a schedule that is approximately equivalent to a 16-year amortization schedule and has a yield of 5.6%. The Hilton CMBS was purchased for $70,655 and financed with $49,459 of borrowings under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (the “Wells Facility”), which was amended to provide up to $100,000 of additional financing for the Hilton CMBS. See Note 8 – Borrowings for a description of the Wells Facility. The Company has elected the fair value option for the Hilton CMBS.

At September 30, 2012, the Company had AAA-rated CMBS with an aggregate face value of $219,706, which were also pledged to secure borrowings under the Wells Facility.

The amortized cost and estimated fair value of the Company’s debt securities at September 30, 2012 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS – AAA-rated (Available-for-Sale)	$79,435	$81,306	$296	$(197)	$81,405
CMBS – AAA-rated (Fair Value Option)	140,271	142,475	1,648	(177)	143,946
CMBS – Hilton (Fair Value Option)	74,054	70,521	3,718	—	74,239

Total	$293,760	$294,302	$5,662	$(374)	$299,590

The gross unrealized loss related to the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at September 30, 2012 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.

During March 2012, the Company sold CMBS with an amortized cost of $137,423 resulting in a net realized gain of $262, which was comprised of realized gains of $345 and realized losses of $83. The sale generated proceeds of $14,621 after the repayment of $123,064 of borrowings under the Wells Facility.

The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2011 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS – AAA-rated (Available-for-Sale)	$298,598	$301,980	$810	$(247)	$302,543
CMBS – AAA-rated (Fair Value Option)	248,209	252,736	—	(1,284)	251,452

Total	$546,807	$554,716	$810	$(1,531)	$553,995

The overall statistics for the Company’s AAA-rated CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Credit Ratings *	AAA	AAA
Coupon	5.6%	5.6%
Yield	4.2%	4.3%
Weighted Average Life	2.1 years	1.2 years

*	Ratings per Fitch, Moody’s or S&P.

The percentage vintage, property type, and location of the collateral securing the Company’s AAA-rated CMBS investments calculated on a weighted average basis as of September 30, 2012 and December 31, 2011 are as follows:

Vintage	September 30, 2012	December 31, 2011
2006	3%	7%
2007	97	93

Total	100%	100%

Property Type	September 30, 2012	December 31, 2011
Office	40.5%	36.5%
Retail	23.3	26.6
Multifamily	12.9	13.1
Hotel	10.4	10.8
Other *	12.9	13.0

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Location	September 30, 2012	December 31, 2011
South Atlantic	22.1%	23.0%
Middle Atlantic	21.3	21.9
Pacific	23.9	21.0
Other *	32.7	34.1

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans

The Company’s commercial mortgage loan portfolio was comprised of the following at September 30, 2012:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Amortization Schedule	Property Size	Appraised LTV (1)
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,633	$31,633	8.25%	30 year	151 rooms	40%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,480	27,480	8.00	30 year	73,419 sq. ft.	53%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,351	25,351	9.00	25 year	263 rooms	56%
Mixed Use – South Boston, MA (2)	Apr-12	Dec-12	23,844	23,844	19,637	1.98	Interest only	20 acres	28%

Total/Weighted Average			$109,844	$108,308	$104,101	6.98%

(1)	Appraised loan-to-value (“LTV”) represents the current debt balance (through the Company’s last dollar of exposure) as a percentage of the value of the property as of the date of investment for all loans except the New York, NY hotel loan. The value of the property underlying the $32,000 New York, NY hotel loan is as of March 2011.
(2)	This loan is a senior sub-participation interest in a $120,000 first mortgage that bears interest at a rate of LIBOR plus 172 basis points and includes a one-year extension option subject to repayment of $33,000 of the entire first mortgage (of which the Company will receive its pro rata portion) and the payment of a 0.50% fee of the outstanding balance of the entire first mortgage.

During April 2012, a $24,000 two-year fixed rate first mortgage loan on a 155-room boutique hotel in midtown Manhattan was repaid. The loan had an interest rate of 8.00%. The Company repaid $15,444 of borrowings under the Company’s $100,000 master repurchase facility entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) in conjunction with this repayment.

The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Amortization Schedule	Property Size	Appraised LTV *
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,798	$31,798	8.25%	30 year	151 rooms	40%
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,644	27,644	8.00	30 year	73,419 sq. ft.	53%
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,564	25,564	9.00	25 year	263 rooms	57%
Hotel – NY, NY	Aug-10	Aug-12	24,000	24,000	24,000	8.00	Interest only	155 rooms	40%

Total/Weighted Average			$110,000	$109,006	$109,006	8.31%

*	Appraised LTV represents the current debt balance (through the Company’s last dollar of exposure) as a percentage of the value of the property as of the date of investment for all loans except the New York, NY hotel loan. The value of the property underlying the $32,000 New York, NY hotel loan is as of March 2011.

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at September 30, 2012 and December 31, 2011.

Note 6 – Subordinate Loans

The Company’s subordinate loan portfolio was comprised of the following at September 30, 2012:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Amortization Schedule	Appraised LTV (1)
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	$30,000	12.24%	Interest only (2)	68%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	20,000	14.00	Interest only (2)	72%
Office - Michigan	May-10	Jun-20	9,000	8,923	8,923	13.00	25 year	68%
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,808	14.00	Interest only (3)	56%
Hotel Portfolio – New York (4)	Aug-11	July-13	25,000	25,000	25,000	11.49	Interest only (5)	60%
Retail Center – Virginia (6)	Oct-11	Oct-14	25,000	25,953	25,953	14.00	Interest only (6)	74%
Hotel– New York (7)	Jan-12	Feb-14	15,000	15,000	14,968	12.00	Interest only (7)	63%
Hotel– New York (8)	Mar-12	Mar-14	15,000	15,000	15,000	11.50	Interest only (8)	65%
Mixed Use – North Carolina	Jul-12	Jul-22	6,525	6,525	6,525	11.10	Interest only	77%
Office Complex - Missouri	Sept-12	Oct-22	10,000	10,000	10,000	11.75	30 year	72%

Total/Weighted Average			$195,525	$196,401	$196,177	12.75%

(1)	Appraised LTV represents the current debt balance (through the Company’s last dollar of exposure) as a percentage of the value of the property as of the date of investment.
(2)	Prepayments are prohibited prior to the fourth year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 1%.
(3)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 1%.
(4)	Includes a LIBOR floor of 1% and three one-year extension options subject to certain conditions and the payment of a 0.25% fee for the fourth and fifth year extensions.
(5)	Prepayments are prohibited prior to February 2013 and any prepayments thereafter are subject to spread maintenance premiums.
(6)	Interest rate of 14.0% includes a 10.0% current payment with a 4.0% accrual. There are two one-year extension options subject to certain conditions.
(7)	Includes a 1.00% origination fee, a one-year extension option subject to certain conditions and a 0.50% extension fee as well as a 1.50% exit fee.
(8)	Includes a LIBOR floor of 0.50%, two one-year extension options subject to certain conditions and the payment of a 0.50% fee for the second extension.

During June 2012, the Company modified the $40,000 subordinate loan secured by a ski resort in California. The modification was completed in connection with a modification of both the senior and junior loans in order to provide financial covenant relief to the borrower and included the addition of a 0.5% amendment fee and a 1.0% exit fee upon repayment of the loan. In addition, the interest rate on the mezzanine loan was increased by 0.75% to 14% until the earlier of (i) the loan being back in compliance with its original covenants; or (ii) April 2014. As of September 30, 2012, the mezzanine loan was current on its interest payments to the Company. All of the additional remuneration will be recognized over the remaining life of the loan.

The Company’s subordinate loan portfolio was comprised of the following at December 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Appraised LTV (1)
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	12.24%	Interest only (2)	68%
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	14.00	Interest only (2)	73%
Office - Michigan	May-10	Jun-20	9,000	8,950	13.00	25 year	69%
Ski Resort - California	Apr-11	May-17	40,000	40,000	13.25	Interest only (2)	64%
Hotel Portfolio – New York (3)	Aug-11	July-13	25,000	25,000	11.49	Interest only (4)	60%
Retail Center – Virginia (5)	Oct-11	Oct-14	25,000	25,136	14.00	Interest only (5)	74%

Total/Weighted Average			$149,000	$149,086	13.00%

(1)	Appraised LTV represents the current debt balance (through the Company’s last dollar of exposure) as a percentage of the value of the property as of the date of investment.
(2)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 0%.
(3)	Includes a LIBOR floor of 1% and three one-year extension options subject to certain conditions.
(4)	Prepayments are prohibited prior to February 2013 and any prepayments thereafter are subject to spread maintenance premiums.
(5)	Interest rate of 14.0% includes a 10.0% current payment with a 4.0% accrual. There are two one-year extension options subject to certain conditions.

The Company evaluates its loans for possible impairment on a quarterly basis. See Note 5 – Commercial Mortgage Loans for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at September 30, 2012 and December 31, 2011.

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

During the nine months ended September 30, 2012, the Company received $36,464 of principal repayments related to this repurchase agreement as well as $1,817 of make-whole interest payments.

Note 8 – Borrowings

At September 30, 2012 and December 31, 2011, the Company’s borrowings had the following debt balances, weighted average maturities and interest rates:

	September 30, 2012				December 31, 2011
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$242,967	1.3 years	*	1.6%	$221,980	1.6 years	*	1.8%	*
JPMorgan Facility borrowings	3	0.3 years		2.7%	68,720	0.9 years		3.3%	**
TALF borrowings	—	—		—%	251,327	1.3 years		2.8%	Fixed

Total/Weighted Average	$242,970	1.3 years		1.9%	$542,027	1.3 years		2.5%

*	Assumes extension options on the Wells Facility with respect to the Hilton CMBS are exercised. See below for a description of the Wells Facility. Borrowings outstanding under the Wells Facility bear interest at a LIBOR plus 125 basis points, 150 basis points or 235 basis points depending on the collateral pledged.
**	During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR + 250 basis points.

At September 30, 2012, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings*	$196,275	$4,914	$41,778	$—	$242,967
JPMorgan Facility borrowings	3	—	—	—	3

Total	$196,278	$4,914	$41,778	$—	$242,970

*	Assumes extension options on Wells Facility with respect to the Hilton CMBS are exercised. See below for a description of the Wells Facility.

At September 30, 2012, the Company’s collateralized financings were comprised of borrowings outstanding under JPMorgan Facility and the Wells Facility. The table below summarizes the outstanding balances at September 30, 2012 as well as the maximum and average balances for the nine months ended September 30, 2012.

		For the nine months ended September 30, 2012
	Balance at September 30, 2012	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$242,967	$469,147	$299,061
JPMorgan Facility borrowings	3	68,720	48,699
TALF borrowings	—	251,327	25,133

Total	$242,970

The Wells Facility was entered into in August 2010 which has a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. In August 2012, the Company exercised the final one-year extension of the term of the Wells Facility and extended the maturity date to August 2013 (except with respect to $100,000 of capacity under the facility to finance the Hilton CMBS described below). During December 2011, the Company, through an indirect wholly-owned subsidiary, entered into an amendment letter related to the Wells Facility to increase its maximum permitted borrowing under the facility from $250,000 to $506,000. The Company utilized the additional capacity under the Wells Facility to refinance all of the Company’s outstanding TALF debt during January 2012 at a rate of LIBOR plus 150 basis points.

Prior to the refinancing, the Company had TALF borrowings totaling $250,293 with a weighted average cost of funds of 2.8%. The increased borrowings under the Wells Facility related to this collateral totaled $264,401 and the Company entered into interest rate swap agreements with an initial aggregate notional value of $56,273 to economically hedge a portion of this floating-rate debt. During the nine months ended September 30, 2012, the Company repaid $169,809 of debt under the Wells Facility upon receiving paydowns from the Company’s CMBS and $123,064 upon the sale of a portion of the Company’s CMBS portfolio.

The Wells Facility was further amended during the second quarter of 2012 to provide an additional $100,000 of financing capacity for the purchase of Hilton CMBS at a rate of LIBOR plus 235 basis points with respect to borrowings secured by the Hilton CMBS. The additional $100,000 of capacity to finance the Hilton CMBS matures in November 2014 and may be extended for an additional year upon the payment of an extension fee equal to 0.50% on the then aggregate outstanding repurchase price for all such assets.

The Company entered into the JPMorgan Facility in January 2010 to finance the Company’s first mortgage loans and investment grade CMBS. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR + 2.50%. The Company has borrowed under this facility from time to time as needed to fund the acquisition of additional assets. Upon the closing of the Company’s 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) offering August 2012, the Company repaid $53,014 of the Company’s outstanding borrowings under the JPMorgan Facility.

The Company’s repurchase agreements are subject to certain financial covenants and the Company was in compliance with these covenants at September 30, 2012.

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

The Company entered into interest rate swaps and forward-starting caps in an effort to economically hedge a portion of its floating-rate interest payments due under the Wells Facility as well as potential extensions of the collateral securing the Wells Facility borrowings. The Company’s derivative instruments consist of the following at September 30, 2012 and December 31, 2011:

		September 30, 2012			December 31, 2011
	Balance Sheet Location	Notional Value		Estimated Fair Value	Notional Value		Estimated Fair Value
Interest rate swaps	Derivative instruments	$90,266		$(252)	$241,850		$(666)
Interest rate caps	Derivative instruments	206,469	*	1	26,189	*	188

Total derivative instruments				$(251)			$(478)

*	Represents the notional values at September 30, 2012 and December 31, 2011 but does not include forward-starting notionals.

The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three and nine months ended September 30, 2012 and 2011.

		For the three months ended September 30		For the nine months ended September 30
	Location of Loss Recognized in Income	2012	2011	2012	2011
Interest rate swaps	Loss on derivative instruments – realized *	$(127)	$(475)	$(796)	$(1,388)
Interest rate swaps	Loss on derivative instruments – unrealized	50	343	414	(1,923)
Interest rate caps	Loss on derivative instruments – unrealized	(10)	(545)	(187)	632

Total		$(87)	$(677)	$(569)	$(2,679)

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

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

The current term of the Management Agreement expires on September 29, 2013, and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year terms only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors on March 29, 2012 with respect to the Management Agreement, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company did not provide notice of termination of the Management Agreement to the Manager.

For the three and nine months ended September 30, 2012, respectively, the Company incurred approximately $1,518 and $4,099 in base management fees. For the three and nine months ended September 30, 2011, respectively, the Company incurred approximately $1,241 and $3,430 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and nine months ended September 30, 2012, respectively, the Company recorded expenses totaling $203 and $721 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the three and nine months ended September 30, 2011, respectively, the Company recorded expenses totaling $127 and $442 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.

Included in payable to related party on the consolidated balance sheet at September 30, 2012 and December 31, 2011, respectively, is approximately $1,520 and $1,298 for base management fees incurred but not yet paid.

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

The Company recognized stock-based compensation expense of $1,276 and $3,244 for the three and nine months ended September 30, 2012, respectively, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $418 and $1,154 for the three and nine months ended September 30, 2011, respectively, related to restricted stock and RSU vesting. The following table summarizes the grants of RSUs during the nine months ended September 30, 2012:

Type	Date	Shares	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Forfeiture*	February 2012	—	(1,875)	n/a	n/a	n/a
Grant	March 2012	—	20,000	$310	March 2013	March 2015
Grant	April 2012	9,584	—	$150	July 2012	April 2015
Grant	August 2012	1,496	—	$25	July 2013	July 2015

Total		11,080	18,125

*	Represents RSUs forfeited by a former employee of the Manager in connection with such employee’s resignation from the Manager.

Below is a summary of expected restricted stock and RSU vesting dates as of September 30, 2012.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
October 2012	11,883	11,043	22,926
January 2013	2,507	93,749	96,256
March 2013	—	6,666	6,666
April 2013	2,505	834	3,339
July 2013	3,273	834	4,107
October 2013	1,189	416	1,605
January 2014	1,564	93,335	94,899
March 2014	—	6,667	6,667
April 2014	1,568	417	1,985
July 2014	2,100	—	2,100
January 2015	796	—	796
March 2015	—	6,667	6,667
April 2015	800	—	800
July 2015	500	—	500

	28,685	220,628	249,313

Note 12 – Stockholders’ Equity

Dividends. For 2012, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 28, 2012	March 31, 2012	April 12, 2012	$0.40
May 3, 2012	June 29, 2012	July 12, 2012	$0.40
August 6, 2012	September 28, 2012	October 12, 2012	$0.40

For 2012, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
September 13, 2012	September 28, 2012	October 15, 2012	$0.4432

Preferred Offering. On August 1, 2012, the Company completed an underwritten public offering of 3,450,000 shares of its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock with a liquidation preference of $25.00 per share including 450,000 shares issued pursuant to the underwriters option to purchase additional shares. Net proceeds from the offering, after the underwriting discount and estimated offering expenses payable by the Company, were approximately $83,183.

Note 13 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$67,994	$67,994	$21,568	$21,568
Commercial first mortgage loans	104,101	111,886	109,006	116,516
Subordinate loans	196,177	200,427	149,086	154,778
Repurchase agreements	10,975	10,975	47,439	47,415
TALF borrowings	—	—	(251,327)	(256,171)
Borrowings under repurchase agreements	(242,970)	(242,970)	(290,700)	(290,700)

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

The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30		For the nine months ended September 30
	2012	2011	2012	2011
Numerator:
Net income	$12,211	$5,512	$31,214	$17,212
Preferred dividends	(1,219)	—	(1,219)	—

Net income available to common stockholders	10,992	5,512	29,995	17,212

Dividends declared on common stock	(8,229)	(8,224)	(24,682)	(22,270)
Dividends on participating securities	(168)	(173)	(505)	(270)

Net income (loss) attributable to common stockholders	$2,595	$(2,885)	$4,808	$(5,328)

Denominator:
Weighted average shares of common stock outstanding	20,992,312	19,647,989	20,983,429	18,261,294

Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$0.40	$0.42	$1.20	$1.22
Undistributed income (loss)	0.12	(0.14)	0.23	(0.29)

Basic and diluted net income (loss) per share of common stock	$0.52	$0.28	$1.43	$0.93

For the three and nine months ended September 30, 2011, respectively, unvested RSUs of 318,606 and 187,906 were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

Note 15 – Subsequent Events

Dividends. On November 1, 2012, the Company declared a dividend of $0.40 per share of common stock which is payable on January 14, 2013 to common stockholders of record on December 31, 2012.

Stockholders’ Equity. On October 9, 2012, the Company completed a follow-on public offering of 7,000,000 shares of its common stock at a price of $16.81 per share. On November 1, 2012, the underwriters partially exercised their option to purchase additional shares of common stock and purchased 404,640 shares of common stock at $16.81 per share. The aggregate net proceeds from the entire offering, including proceeds from the sale of the additional shares, are estimated to be approximately $124,182, after deducting estimated offering expenses payable by the Company.

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

Overview

The Company is a REIT that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, CMBS, subordinate financings and other commercial real estate-related debt investments in the United States. These asset classes are referred to as the Company’s target assets.

The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC, together with its subsidiaries, (“Apollo”), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of approximately $105 billion as of June 30, 2012.

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

Recent action by the Federal Reserve has sent spreads to post-crisis lows and will likely result in a wave of refinancing and new issue during the remainder of 2012 and into the beginning of 2013. In the first nine months of 2012, approximately $31 billion of CMBS was issued in the United States, an increase of approximately 15% over the same period in 2011. In the third quarter alone, approximately $13 billion of CMBS was issued. Since early 2010, approximately $75 billion of CMBS has been issued in the United States. While this is significantly less than the $229 billion that was issued in 2007, it is clear evidence that the lending market for commercial real estate has begun to stabilize and continues to grow.

Despite the recent strength of the CMBS market, the pace of CMBS issuance is still moderate relative to the peak of the market, and lenders still appear to be more focused on stabilized cash flowing assets with lower loan-to-value ratios. This should continue to provide the Company with increased opportunities to originate mezzanine financings with respect to those parts of the financing capital structure which are unsuitable to be sold as part of CMBS.

Critical Accounting Policies

A summary of the Company’s accounting policies is set forth in its annual report on Form 10-K for the year ended December 31, 2011 under Item 7 – Management Discussion and Analysis – Critical Accounting Policies.

Financial Condition and Results of Operations

(in thousands—except share and per share data)

Investment Activity

Commercial mortgage loans. During March 2012, the Company closed a $15,000 mezzanine loan secured by a pledge of the equity interest in a borrower that owns a 226-room hotel in midtown Manhattan. The mezzanine loan is part of a $70,000, four-year (two-year initial term with two one-year extension options) floating-rate whole loan originated on February 15, 2012 to refinance the property. The interest rate on the mezzanine loan is one-month LIBOR+11.00% with a 0.50% LIBOR floor and 0.50% fee for the second extension. The mezzanine loan has been underwritten to generate an IRR of approximately 12.8%. See “—Investments” for a discussion of how IRR is calculated.

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

During June 2012, the Company modified the $40,000 subordinate loan secured by a ski resort in California. The modification was completed in connection with a modification of both the senior and junior loans in order to provide financial covenant relief to the borrower and included the addition of a 0.5% amendment fee and a 1.0% exit fee upon repayment of the loan. In addition, the interest rate on the mezzanine loan was increased by 0.75% to 14% until the earlier of (i) the loan being back in compliance with its original covenants; or (ii) April 2014. As of September 30, 2012, the mezzanine loan was current on its interest payments to the Company. All of the additional remuneration will be recognized over the remaining life of the loan.

During July 2012, the Company closed a $6,525 mezzanine loan secured by a pledge of the equity interest in a borrower that owns a mixed use project, which consists of 55,585 square feet of Class-A retail and 114,476 square feet of Class-A office in Chapel Hill, North Carolina. The mezzanine loan is part of a new $40,000 10-year fixed-rate financing comprised of a $33,475 first mortgage and the $6,525 mezzanine loan. The whole loan amortizes on a 30-year schedule but all amortization is applied to the first mortgage. The mezzanine loan is an interest-only, fixed rate loan that has an interest rate of 11.1%. The mezzanine loan has an appraised LTV of approximately 77% and has been underwritten to generate an IRR of approximately 12%. See “—Investments” for a discussion of how IRR is calculated.

During September 2012, the Company originated a $10,000 mezzanine loan secured by a pledge of the equity interests in a borrower that owns an 845,241 square foot Class A office tower complex in downtown Kansas City, Missouri. The office tower complex is comprised of a 34-story office tower, a 10-story office building, a two story office building, two separate parking garages comprising 2,470 parking spaces and approximately 30,000 square feet of ground-floor retail. The mezzanine loan is part of a $70,000, 10-year fixed-rate financing with 30-year amortization that will be comprised of the mezzanine loan and a $60,000 first mortgage loan. The interest rate on the mezzanine loan is 11.75%. The mezzanine loan has an appraised loan to value of 72% and has been underwritten to generate an IRR of approximately 12.6%. See “—Investments” for a discussion of how IRR is calculated.

AAA-rated CMBS – During March 2012, the Company sold AAA-rated CMBS with an amortized cost of $137,423 resulting in net realized gains of $262. The sale generated proceeds of $14,621 after the repayment of $123,064 of debt under the Wells Facility.

Hilton CMBS - During June 2012, the Company purchased CMBS with a face amount of $74,854 for which the obligors are certain special purpose entities formed to hold substantially all of the assets of Hilton Worldwide, Inc. (the “Hilton CMBS”). The Hilton CMBS has a current interest rate of one-month LIBOR+1.75% which increases to LIBOR+2.30% on November 12, 2012, LIBOR+3.30% on November 12, 2013 and LIBOR+3.80% on November 12, 2014, and an estimated LTV of approximately 35% to 45%. The Hilton CMBS receives principal repayments according to a schedule that is approximately equivalent to a 16-year amortization schedule. The Hilton CMBS was purchased for $70,655 and financed with $49,459 of borrowings under the Wells Facility, which was amended to provide up to $100,000 of additional financing for the Hilton CMBS. This portion of the Wells Facility matures in November 2014 and may be extended for an additional year upon the payment of an extension fee equal to 0.50% on the then aggregate outstanding repurchase price for all such assets.

Investments

The following table sets forth certain information regarding the Company’s investments at September 30, 2012:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)*	Equity at cost	Current Weighted Average IRR **	Levered Weighted Average IRR ***
CMBS – AAA	$219,706	$223,781	4.2%	2.1	$194,069	1.8%	0.9	$29,712	15.6%	15.6%
CMBS - Hilton	74,054	70,521	5.6	3.1	48,898	2.6	3.1	21,623	11.7	11.7
First mortgages	108,308	104,101	11.3	2.1	3	2.7	0.3	104,098	11.3	20.2
Subordinate loans	196,401	196,177	13.2	5.4	—	—	—	196,177	13.9	13.9
Repurchase agreements	10,975	10,975	13.0	1.5	—	—	—	10,975	13.7	13.7

Total	$609,444	$605,555	8.7%	3.3	$242,970	1.9%	1.3	$362,585	13.1%	14.9%

*	Assumes extension options on Wells Facility with respect to the Hilton CMBS are exercised. See “—Borrowings under Various Financing Arrangements” for a discussion of the Wells Facility.
**	The internal rates of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assumes extensions as well as the cost of borrowings and derivative instruments under the Wells Facility. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Risk Factors — The Company may not achieve its targeted internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.
***	Substantially all of the Company’s borrowings under the JPMorgan Facility were repaid upon the closing of the Company’s Series A Preferred Stock offering in August 2012. The Company’s ability to achieve its underwritten leveraged weighted average IRR with regard to its portfolio of first mortgage loans is additionally dependent upon the Company reborrowing approximately $53,000 under the JPMorgan Facility or any replacement facility. Without such reborrowing, the leveraged weighted average IRRs will be as indicated in the current weighted average IRR column above.

Net Interest Income

The following table sets forth certain information regarding the Company’s net investment income for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change (amount)	Change (%)	2012	2011	Change (amount)	Change (%)
Interest income from:
Securities	$3,674	$6,316	$(2,642)	41.8%	$12,227	$19,419	$(7,192)	(37.0)%
Commercial mortgage loans	2,825	2,276	549	24.1%	7,851	6,886	965	14.0%
Subordinate loans	6,144	3,784	2,360	62.4%	17,316	8,861	8,455	95.4%
Repurchase agreements	2,361	1,576	785	49.8%	5,920	3,188	2,732	85.7%
Interest expense	(1,768)	(3,716)	1,948	(52.4)%	(6,939)	(10,836)	3,897	(36.0)%

Net interest income	$13,236	$10,236	$3,000	29.3%	$36,375	$27,518	$8,857	32.2%

Net interest income for the three and nine months ended September 30, 2012, respectively, increased $3,000, or 29.3%, and $8,857, or 32.2%, from the same periods in 2011. The increase is primarily the result of additional interest income from subordinate loans and repurchase agreements offset by a decline in interest income from securities. The decline in interest from securities for the three and nine months ended September 30, 2012, respectively, of $2,642, or 41.8%, and $7,192, or 37.0%, is attributable to the repayment of these securities as they near maturity. The increase in interest income for the three and nine months ended September 30, 2012, related to subordinate loans and repurchase agreements of $2,360, or 62.4%, and $8,455, or 95.4%, respectively, is primarily attributable to the full deployment of capital raised from the Company’s follow-on offering in July 2011 as well as the deployment of additional investable capital generated with the refinancing of the Company’s TALF debt. The increase in interest income for the three and nine months ended September 30, 2012, related to repurchase agreements of $785, or 49.8%, and $2,732, or 85.7%, respectively, is primarily attributable to $1,817 of make-whole interest payments received during the nine months ended September 30, 2012.

Interest expense for the three and nine months ended September 30, 2012, respectively, decreased $1,948, or 52.4%, and $3,897, or 36.0%, from the same periods in 2011. The decrease is primarily the result of the refinancing of the Company’s TALF debt with borrowings under the Wells Facility as well as the repayment of debt as the related CMBS have been repaid. In addition, the Company repaid substantially all of the borrowings outstanding under the JPMorgan Facility upon the close of the Company’s Series A Preferred Stock offering in August 2012.

Operating Expenses

The following table sets forth the Company’s operating expenses for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	Change (amount)	Change (%)	2012	2011	Change (amount)	Change (%)
General and administrative expense	$1,154	$879	$275	31.3%	$3,985	$2,935	$1,050	35.8%
Stock-based compensation expense	1,276	418	858	205.3%	3,244	1,154	2,090	181.1%
Management fee expense	1,518	1,241	277	22.3%	4,099	3,430	669	19.5%

Total operating expense	$3,948	$2,538	$1,410	55.6%	$11,328	$7,519	$3,809	50.7%

General and administrative expense for the three and nine months ended September 30, 2012, respectively, increased $275, or 31.3%, and $1,050 or 35.8%, from the same periods in 2011. The increase is primarily attributable one-time expenses related to the closing of loans during the three and nine months ended September 30, 2012.

Stock-based compensation expense for the three and nine months ended September 30, 2012, respectively, increased $858, or 205.3%, and $2,090, or 181.1%, from the same periods in 2011. The increase is primarily attributable to the grant of 308,750 RSUs during August 2011 as well as the increase in the price of the Company’s stock since the end of 2011. Share-based payments are discussed further in the accompanying consolidated financial statements - Note 11 – Share-Based Payments.

Management fee expense for the three and nine months ended September 30, 2012, respectively, increased $277, or 22.3%, and $669, or 19.5%, from the same periods in 2011. The increase is primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on equity offering that was completed in July 2011 and to a lesser extent the Series A Preferred Stock offering that closed in August 2012. Management fees and the relationship between the Company and its Manager are discussed further in the accompanying consolidated financial statements - Note 10 - Related Party Transactions.

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

The Company has elected not to pursue hedge accounting for these derivative instruments and records the change in estimated fair value related to these interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to certain CMBS securing the Wells Facility in earnings by electing the fair value option. These elections allow the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate derivatives without having to apply complex hedge accounting provisions.

During March 2012, the Company sold CMBS with an amortized cost of $137,423 resulting in net realized gains of $262. The sale generated proceeds of $14,621 after the repayment of $123,064 of debt under the Wells Facility.

The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for three and nine months ended September 30, 2012 and 2011:

		For the three months ended September 30,		For the nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2012	2011	2012	2011
Securities	Realized gain on sale of securities	$—	$—	$262	$—
Securities	Unrealized gain (loss) on securities	3,010	(1,511)	6,473	(118)
Interest rate swaps	Loss on derivative instruments – realized *	(127)	(475)	(796)	(1,388)
Interest rate swaps	Loss on derivative instruments – unrealized	50	343	414	(1,923)
Interest rate caps	Loss on derivative instruments – unrealized	(10)	(545)	(187)	632

Total		$2,923	$(2,188)	$6,166	$(2,797)

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.

Dividends

For 2012, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount
February 28, 2012	March 31, 2012	April 12, 2012	$0.40
May 3, 2012	June 29, 2012	July 12, 2012	$0.40
August 6, 2012	September 28, 2012	October 12, 2012	$0.40

For 2012, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
September 13, 2012	September 28, 2012	October 15, 2012	$0.4432

Subsequent Events

Dividends. On November 1, 2012, the Company declared a dividend of $0.40 per share of common stock which is payable on January 14, 2013 to common stockholders of record on December 31, 2012.

Stockholders’ Equity. On October 9, 2012, the Company completed a follow-on public offering of 7,000,000 shares of its common stock at a price of $16.81 per share. On November 1, 2012, the underwriters partially exercised their option to purchase additional shares of common stock and purchased 404,640 shares of common stock at $16.81 per share. The aggregate net proceeds from the entire offering, including proceeds from the sale of the additional shares, are estimated to be approximately $124,182, after deducting estimated offering expenses payable by the Company.

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

Cash Generated from Operations

Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See Financial Condition and Results of Operations – Investments for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at September 30, 2012. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.

Borrowings Under Various Financing Arrangements

In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and investment grade CMBS. Prior to April 2012, amounts borrowed under the JPMorgan Facility accrued interest at a spread of 3.00% over one-month LIBOR with no floor. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR + 2.50%. Advance rates under the JPMorgan Facility typically range from 65% to 90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the Company’s option and upon the payment of the $500 extension fee for each one-year extension. During January 2012, the Company exercised the second of the two extension options. The extended maturity date is January 4, 2013. The Company is focused on the upcoming maturity date of the JPMorgan Facility and is in early stage discussions with JPMorgan Chase Bank, N.A. and other potential lenders to extend or replace this facility. There is no assurance that this facility can be renewed on acceptable terms. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. The Company repaid substantially all of the borrowings outstanding under the JPMorgan Facility upon the closing of the Company’s Series A Preferred Stock offering in August 2012 and had $3 of borrowings outstanding under the JPMorgan Facility at September 30, 2012. The Company anticipates reborrowing under the JP Morgan Facility as additional capital is deployed. The Company’s ability to achieve its underwritten levered weighted average IRRs discussed above under “ –Investments,” depends upon the Company reborrowing approximately $53,000 under the JPMorgan Facility or any replacement facility.

During August 2010, the Company, through an indirect wholly-owned subsidiary, entered into the Wells Facility pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of CMBS. The Wells Facility has a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. In August 2012, the Company exercised the final one-year extension of the term of the Wells Facility and extended the maturity date to August 2013 (except with respect to $100,000 of capacity under the facility to finance the Hilton CMBS described below). Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. Advance rates under the Wells Facility typically range from 85% to 90% on the face amount of the underlying collateral depending on the weighted average life of the collateral pledged. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility.

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

The Wells Facility was further amended during the second quarter of 2012 to provide an additional $100,000 of financing capacity for the purchase of Hilton CMBS as a rate of LIBOR plus 235 basis points. This portion of the Wells Facility matures in November 2014 and may be extended for an additional year upon the payment of an extension fee equal to 0.50% on the then aggregate outstanding repurchase price for all such assets.

At September 30, 2012, the Company had $242,967 of borrowings outstanding under the Wells Facility secured by AAA-rated CMBS held by the Company.

Cash Generated from Offerings

As of September 30, 2012, the Company has raised gross proceeds of approximately $377,052 through its IPO and concurrent private placement as well as follow-on common stock offerings. Net proceeds (after deducting underwriting fees and expenses) from these offerings were approximately $357,090.

On August 1, 2012, the Company completed an underwritten public offering of 3,450,000 shares of its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock with a liquidation preference of $25.00 per share, including 450,000 shares issued pursuant to the underwriters option to purchase additional shares. Net proceeds from the offering, after the underwriting discount and estimated offering expenses payable by the Company, were approximately $83,074.

Other Potential Sources of Financing

The Company’s primary sources of cash currently consist of the $67,994 of cash available at September 30, 2012, principal and interest the Company receives on its portfolio of assets as well as available borrowings under the JPMorgan Facility and Wells Facility. The Company expects its other sources of cash to consist of cash generated from operations, and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At September 30, 2012, substantially all of the $100,000 of borrowing capacity under the JPMorgan Facility was available; however, the Company would need to acquire additional commercial first mortgage loans or investment grade CMBS in order to utilize all of that capacity. Depending on market conditions the Company may utilize additional borrowings as a source of cash, which borrowings may also include additional repurchase agreements as well as other borrowings such as credit facilities.

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

Contractual obligations and commitments

The Company’s contractual obligations including expected interest payments as of September 30, 2012 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings*	$199,900	$7,254	$41,962	$—	$249,116
JPMorgan Facility borrowings**	3		—	—	3

Total	$199,903	$7,254	$41,962	$—	$249,119

*	Assumes extension options with respect to the Hilton CMBS are exercised. Interest payments include the cost of borrowings as well as derivative instruments for interest payments due under the Wells Facility. See “Borrowings Under Various Financing Arrangements” above for further discussion.
**	Assumes current LIBOR of 0.24% for interest payments due under the JPMorgan Facility. See “Borrowings Under Various Financing Arrangements” above for further discussion.

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

The current term of the Management Agreement expires on September 29, 2013 and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year terms only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable. Following a meeting by the Company’s independent directors on March 29, 2012 with respect to the Management Agreement, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company did not provide notice of termination of the Management Agreement to the Manager.

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

At September 30, 2012, all of the Company’s borrowings under repurchase agreements are floating-rate borrowings. The Company also has interest rate swaps with an outstanding notional amount of $90,266 and floating rate subordinate loans with a face amount of $23,844, resulting in net variable rate exposure of $128,860. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $128,860 in variable rate exposure by $161. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.

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

During the period ended September 30, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2012, the Company was not involved in any material legal proceedings.

ITEM 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the risk factor below.

Regulation as a commodity pool operator could subject the Company to additional regulation and compliance requirements which could materially adversely affect its business and financial condition.

The Dodd-Frank Act extended the reach of commodity regulations for the first time to include not just traditional futures contracts but also derivative contracts commonly referred to as “swaps” and “caps.” As a consequence of this change, any investment fund that trades in swaps or caps may be considered a “commodity pool,” which would cause its operator to be regulated as a “commodity pool operator” (“CPO”). The new requirements, which become effective on December 31, 2012 for those who become CPOs solely because of the use of swaps by the relevant commodity pool, obligate CPOs to register with the National Futures Association (the “NFA”), comply with NFA rules, and become regulated by the U.S. Commodity Futures Trading Commission (the “CFTC”), including with respect to disclosure and reporting.

Based on previous interpretations issued by the CFTC staff relating to entities that used traditional futures contracts in a limited manner and as an incidental part of their businesses, the Company intends to seek a no-action letter from the staff of the CFTC stating that neither the Manager nor its directors should be required to register as commodity pool operators and should not be subject to CPO regulation and compliance. In the event that the Company is unable to obtain the no action letter or if appropriate alternative guidance is not provided, including by the CFTC or its staff, the Company may be required to reduce or eliminate its use of interest rate swaps and/or caps or vary the manner it deploys interest rate swaps and/or caps in its business. Alternatively, the Manager or directors may be required to register with the NFA as commodity pool operators which will require compliance with NFA rules and subject the Manager or directors to regulation by the CFTC. In the event registration for the Manager or directors is required but is not obtained, the Manager or directors may be subject to fines, penalties and other civil or governmental actions or proceedings, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the no action request to be submitted by the Company will include factual representations relating to the conduct of the Company’s business, including that the amount of income the Company receives from swap transactions during any year will not exceed five percent of the Company’s gross income for that year, and that the initial margin and option premiums from such swaps will not exceed one percent of the fair market value of the Company’s total assets. The need to operate within these parameters could limit the use of interest rate swaps by the Company below the level that the Manager would otherwise consider optimal or may lead to the registration of the Manager or directors as commodity pool operators, which will subject the Company to additional regulatory oversight, compliance and costs.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

3.3*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.2*	Form of stock certificate evidencing the 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation reference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference.
**	These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

November 8, 2012	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

3.3*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.2*	Form of stock certificate evidencing the 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation reference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference
**	These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.