Form 10-K
period 2012-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2013-03-01
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 1-34452

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-0467113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Apollo Global Management, LLC 9 West 57th Street, 43rd Floor New York, New York (Address of principal executive offices)	10019 (Zip Code)

(212) 515-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $279,618,000 based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 28, 2013, the registrant had a total of 28,044,106 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2013 annual meeting of stockholders scheduled to be held on or about May 2, 2013 are incorporated by reference into Part III of this annual report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this annual report on Form 10-K within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to remain excluded from registration under the Investment Company Act of 1940 (the “1940 Act”); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

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

The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC, together with its subsidiaries, “Apollo”, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of $113.4 billion as of December 31, 2012. The Manager is led by an experienced team of senior real estate professionals who have significant experience in commercial property investing, financing and ownership. The Manager benefits from the investment, finance and managerial expertise of Apollo’s private equity, credit-oriented capital markets and real estate investment professionals. The Company believes its relationship with Apollo provides the Company with significant advantages in sourcing, evaluating, underwriting and managing investments in the Company’s target assets.

The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. At December 31, 2012, the Company held a diversified portfolio comprised of approximately $142,921 of commercial mortgage loans, $246,246 of subordinate loans and $6,598 of repurchase agreements, $205,327 of AAA-rated CMBS and $73,561 of CMBS for which the obligors are certain special purpose entities formed to hold substantially all of the assets of Hilton Worldwide, Inc. (the “Hilton CMBS”). The Company has financed this portfolio at December 31, 2012 with $225,155 of borrowings under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”) collateralized by the Company’s AAA-rated and Hilton CMBS and $3 of borrowings under the Company’s $100,000 repurchase facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “JPMorgan Facility”).

The Company is a Maryland corporation that was organized in 2009 and has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its year ended December 31, 2009. The Company generally is not subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes its net taxable income to stockholders and maintains its intended qualification as a REIT. The Company also operates its business in a manner intended to allow it to continue to be excluded from registration as an investment advisor under the 1940 Act.

INVESTMENT STRATEGY

To identify attractive opportunities within its target assets, the Company relies on the expertise of the Manager and its affiliates as well as their platform which integrates real estate experience with private equity and capital markets, in transaction sourcing, underwriting, execution, as well as asset operation, management and disposition. In the near-to-medium term, the Company expects to continue to deploy its capital through the origination and acquisition of senior performing commercial mortgage loans, CMBS, subordinate financings and other commercial real-estate related debt investments at attractive risk-adjusted yields.

The Company targets investments that are secured by institutional quality real estate. The Company’s underwriting includes a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. The Company also expects the Manager to take advantage of opportunistic pricing dislocations created by distressed sellers or distressed capital structures where a lender or holder of a loan or security is in a compromised situation due to the relative size of its portfolio, the magnitude of nonperforming loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. In pursuing investments with attractive risk-reward profiles, the Company incorporates its views of the current and future economic environment, its outlook for real estate in general and particular asset classes and its assessment of the risk-reward profile derived from its underwriting and cash flow analysis, including taking into account relative valuation, supply and demand fundamentals, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, real estate prices, delinquencies, default rates, recovery of various sectors and vintage of collateral. In general, the Company pursues a value-driven approach to underwriting and diligence, consistent with the historical investment strategy of the Manager and its affiliates. Each prospective investment receives a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment. On the Company’s behalf, the Manager has implemented underwriting standards founded on fundamental market and credit analyses with a focus on current and sustainable cash flows. These underwriting standards place a particular emphasis on due diligence of the sponsor/borrower. All investment decisions are made with a view to maintaining the Company’s qualification as a REIT and its exclusion from registration under the 1940 Act.

FINANCING STRATEGY

The Company uses borrowings as part of its financing strategy. The Company expects the amount of leverage it uses to be consistent with the Company’s intention of keeping total borrowings within a conservative range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in the Company’s investment portfolio, the potential for losses and extension risk in the Company’s investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of the Company’s financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of the Company’s target assets and the type of collateral underlying these target assets. In utilizing leverage, the Company seeks to enhance equity returns while limiting interest rate exposure. In addition to current repurchase facilities, the Company may access additional repurchase facilities and more traditional borrowings such as credit facilities. At December 31, 2012, the Company had $225,155 of borrowings outstanding under the Wells Facility and $3 of borrowings outstanding under the JPMorgan Facility.

To the extent market conditions improve and markets stabilize over time, the Company may increase its borrowing levels. In the future, the Company may also seek to raise further equity capital or issue debt securities in order to fund future investments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s borrowings as of December 31, 2012.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s borrowings under repurchase agreements as of December 31, 2012.

CORPORATE GOVERNANCE

The Company strives to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•	The Company’s Board is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees are composed exclusively of independent directors.

•

In order to foster the highest standards of ethics and conduct in all business relationships, the Company has adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of its directors and officers. In addition, the Company has implemented Whistle Blowing Procedures for Accounting and Auditing Matters (the “Whistleblower Policy”) that set forth procedures by which Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with the Audit Committee. Third parties, such as clients, shareholders or competitors of the Company may also report a good faith complaint regarding such matters.

•

The Company has an insider trading policy that prohibits any of its directors or employees, partners, directors and officers of Apollo, as well as others, from buying or selling the Company’s securities on the basis of material nonpublic information.

COMPETITION

The Company’s net income depends, in part, on management’s ability to acquire assets at favorable spreads over its borrowing costs. In acquiring target assets, the Company competes with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, there are other REITs with similar asset acquisition objectives and others may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. These competitors may be significantly larger than the Company, have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, and establish more relationships, than the Company. Current market conditions may attract more competitors, which may increase the competition for sources of investment and financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of the Company’s common stock.

EMPLOYEES; STAFFING

The Company has no employees and is managed by the Manager pursuant to the management agreement between the Manager and the Company, dated as of September 23, 2009 (the “Management Agreement”). All of the Company’s officers are employees of the Manager or its affiliates.

IRAN RELATED ACTIVITIES

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) added a new subsection (r) to section 13 of the Exchange Act, requiring an issuer to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with local law. The Company has been advised that, as of February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. Because of the relationship with the Manager, which is an indirect subsidiary and is considered to be an affiliate of Apollo Global Management, LLC, the Company may be considered to be an affiliate of LyondellBasell since the Company and Lyondell may be deemed to be under the common control of Apollo Global Management, LLC. However, this disclosure is not meant to be an admission that such common control exists. As a result, it appears that the Company is required to provide the disclosures set forth below pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. It should therefore be noted that the Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to the “Company” being references to LyondellBasell and its consolidated subsidiaries).

The disclosure below does not relate to any activities conducted by the Company and does not involve the Company, the Company’s management or the Manager. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.

“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran. As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran. Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In

2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million. In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws. We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

AVAILABLE INFORMATION

The Company maintains a website at www.apolloreit.com and makes available, free of charge, on the Company’s website (a) the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, the “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. The Company’s documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The Company provides copies of its Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations at Apollo Commercial Real Estate Finance, Inc., c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

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

In addition to the Company, an affiliate of the Manager manages other investment vehicles whose core investment strategies focus on one or more of the Company’s target asset classes. To the extent such other Apollo vehicles or other vehicles that may be organized in the future seek to acquire the same target assets as the Company, the scope of opportunities otherwise available to the Company may be adversely affected and/or reduced.

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

Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of the Company’s board of directors in following or declining to follow its advice or recommendations. Under the terms of the Management

Agreement, the Manager, its officers, members, managers, directors, personnel, any person controlling or controlled by the Manager and any person providing services to the Manager (including Apollo) are not liable to the Company, any subsidiary of the Company, the Company’s stockholders or partners or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. In addition, the Company has agreed to indemnify the Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by the Manager and any person providing services to the Manager (including Apollo) with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

Under the management agreement, the Manager has a contractually defined duty to us rather than a fiduciary duty.

Under the management agreement, the Manager maintains a contractual as opposed to a fiduciary relationship with the Company that limits its obligations to the Company to those specifically set forth in the agreement.

The Manager’s failure to make investments on favorable terms that satisfy the Company’s investment strategy and otherwise generate attractive risk-adjusted returns would materially and adversely affect the Company.

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

The current term of the Management Agreement expires on September 29, 2013, and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances, described above, which would require the Company to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage the Company, the Company may not be able to execute its business plan.

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

The Manager is entitled to receive a base management fee that is based on the amount of the Company’s stockholders’ equity (as defined in the Management Agreement) at the end of each quarter, regardless of the Company’s performance. The Company’s stockholders’ equity for the purposes of calculating the base management fee is not the same as, and could be greater than, the amount of stockholders’ equity shown on the Company’s consolidated financial statements. The possibility exists that significant base management fees could be payable to the Manager for a given quarter despite the fact that the Company experienced a net loss during that quarter. The Manager’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to the Manager to devote its time and effort to source and maximize risk-adjusted returns on the Company’s investment portfolio, which could, in turn, adversely affect the Company’s ability to pay dividends to its stockholders and the market price of its common stock. Furthermore, the compensation payable to the Manager will increase as a result of future equity offerings, even if the offering is dilutive to existing stockholders.

The Manager manages the Company’s investment portfolio pursuant to very broad investment guidelines and the Company’s board of directors does not approve each investment decision made by the Manager, which may result in the Company making riskier investments.

The Manager is authorized to follow very broad investment guidelines and to make most investments without prior approval of the Company’s board of directors. Furthermore, the Manager may use complex strategies and transactions entered into by the Manager that may be difficult or impossible to unwind by the time they are reviewed by the Company’s directors. The Manager has great latitude within the broad investment guidelines in determining the types of assets that are proper investments for the Company, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect the Company’s business operations and results. Decisions made and investments entered into by the Manager may not fully reflect your best interests.

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

A number of entities compete with the Company to make the types of investments that the Company plans to make. The Company competes with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Many of the Company’s competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company does. Several other mortgage REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with the Company’s, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to the Company. Many of the Company’s competitors are not subject to the operating constraints associated with REIT qualification or maintenance of the Company’s exclusion from registration under the 1940 Act. Furthermore, competition for investments in the Company’s target assets may lead to the price of such assets increasing, which may further limit the Company’s ability to generate desired returns. The Company cannot assure you that the competitive pressures it faces will not have a material adverse effect on its business, financial condition and results of operations. Also, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and the Company can offer no assurance that it will be able to identify and make investments that are consistent with its investment objective.

The Company’s ability to generate returns for its stockholders through its investment, finance and operating strategies is subject to then existing market conditions, and it may make significant changes to these strategies in response to changing market conditions.

The Company has been formed to generate attractive risk-adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. The Company intends to achieve this objective by originating, investing in, acquiring, financing and managing a diversified portfolio of its target assets. In the future, the Company may, depending on prevailing market conditions, change its investment guidelines in response to opportunities available in different interest rate, economic and credit environments. The Company may make such changes at any time with the approval of its board of directors but without the consent of its stockholders. For example, since the Company’s IPO, its board of directors amended its investment guidelines, (i) so that prior to the Company raising at least $400,000 of equity (inclusive of equity raised in the Company’s IPO, the private placement and any other offering), the amount which the Company may invest in any single investment has been increased from 15% of the Company’s equity (on a consolidated basis) to 25% of its cash equity (on a consolidated basis) with respect to multi-asset transactions and 20% of its cash equity (on a consolidated basis) with respect to single asset transactions, (ii) to permit the Company to invest in mezzanine loans originated prior to January 1, 2009, (iii) to permit the Company to invest in preferred equity, (iv) to permit the Company to invest no more than 20% of the Company’s cash equity in non-U.S. assets, (v) to permit the Company to invest in a portfolio of debt where up to 20% of the underlying collateral may be comprised of undeveloped land and (vi) to permit the Company to invest up to 15% of the Company’s cash equity in inventory loans on condominium projects. Future changes in the Company’s investment policies could adversely impact the Company’s profitability and risk profile.

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

The Company is generally required to annually distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, each year for the Company to qualify as a REIT under the Internal Revenue Code, which requirement the Company currently intends to satisfy through quarterly distributions of all or substantially all of its REIT taxable income in such year, subject to certain adjustments. Dividends will be declared and paid at the discretion of the Company’s board of directors and will depend on the Company’s REIT taxable earnings, its financial condition, maintenance of its REIT qualification and such other factors as the board may deem relevant from time to time. The Company’s ability to pay dividends may be negatively impacted by adverse changes in its operating results.

The Company cannot at the present time predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

The U.S. government, the Federal Reserve, the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions to address the financial crisis. The far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. The Company is unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any. For example, to the extent that new government programs are designed, in part, to subsidize the market for certain of the Company, the establishment of these programs may result in increased competition and higher prices for the Company’s target assets. In addition, the U.S. Government, the Federal Reserve Board of Governors, or the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. On July 21, 2010 President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act the (“Dodd-Frank Act”). The Dodd-Frank Act may impact the securitization market in that it seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Some of the provisions of the Dodd-Frank Act have become effective or been implemented, while others are in the process of being implemented or will become effective in the future. Provisions of the Dodd-Frank Act require significant revisions to the legal and regulatory framework that applies to the asset-backed securities markets and securitizations. Certain of the new requirements may affect our ability to sell assets into securitizations. For example, Regulation AB, promulgated under the Securities Act and the Exchange Act and which went into effect on January 1, 2006, provides a comprehensive regime for the registration, disclosure and reporting of publicly-issued asset-backed securities. In 2010, the SEC proposed substantial revisions to the registration, disclosure and reporting regime under Regulation AB. In July 2011, the SEC re-proposed certain of the revisions to Regulation AB. The proposed revisions would affect both the existing Regulation AB regime created specifically for public issuance, as well as asset-backed securities sold in most private offerings. The SEC has not sought to finalize its proposed revisions to Regulation AB, nor has the SEC indicated what changes, if any, it will make to its proposed revisions prior to finalization. We cannot predict when, if at all, the final revisions to Regulation AB will be effective, nor what the content of such final revisions will contain. Similarly, we cannot predict how any final revisions will affect our ability to sell assets into securitizations. In addition to the foregoing, the United States Congress and/or various state and local legislatures may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material and adverse effect on the Company’s ability to execute its business strategies. The Company cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on the Company’s business, results of operations and financial condition.

The Company may be unable to operate within the parameters that allow it to be excluded from regulation as a commodity pool operator, which would subject the Company to additional regulation and compliance requirements, and could materially adversely affect its business and financial condition.

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator” (a “CPO”). In December 2012, the Commodity Futures Trading Commission (the “CFTC”) issued a no-action letter giving relief to operators of mortgage REITs from the requirements applicable to CPOs. In order to qualify, the Company must, among other non-operation requirements: (1) limit its initial margin and premiums for commodity interests (swaps and exchange-traded derivatives) to no more than 5% of the fair market value of its total assets; and (2) limit its net income from commodity interests that are not “qualifying hedging transactions” to less than 5% of its gross income. The need to operate within these parameters could limit the use of swaps by the Company below the level that the Manager would otherwise consider optimal or may lead to the registration of the Manager or directors of the Company as commodity pool operators, which will subject the Company to additional regulatory oversight, compliance and costs.

The ongoing debt crisis in Europe could have an adverse effect on the Company’s business.

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or other large European banks. Several European governments have coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, many governments of the world’s largest economies have also implemented interest rate cuts. There is no assurance that these and other plans and programs will be successful in halting the global credit crisis or in preventing other banks from failing. If unsuccessful, this could materially adversely affect the Company’s financing and operations as well as those of the entire mortgage sector in general. As the European credit crisis continues, with the problems in countries such as Greece, Italy, Spain and Portugal, there is a growing risk to the financial condition and stability of major European banks. Recently, many of the U.S. banking subsidiaries of these major European banks were placed on credit watch. If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. This could adversely affect the Company’s financing and operations as well as those of the entire mortgage sector in general.

The downgrade of the U.S. government’s or certain European countries’ credit ratings, and any future downgrades of the U.S. government’s or certain European countries’ credit ratings, may materially and adversely affect the Company’s business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. Government’s credit rating for the first time in history. The downgrade of the U.S. Government’s credit rating and the credit ratings of certain European countries has created broader financial turmoil and uncertainty, which has weighed heavily on the global banking system. Therefore, the downgrade of the U.S. Government’s credit rating and the credit ratings of certain European countries, and any future downgrades of the U.S. Government’s credit rating or the credit ratings of certain European countries, may materially and adversely affect the Company’s business, financial condition, results of operations and liquidity.

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

Loss of the Company’s exclusion from registration under the 1940 Act would adversely affect the Company.

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

Certain of the Company’s subsidiaries qualify to be excluded from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for an entity “not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in . . . the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the assets of an entity relying on this exclusion be comprised of what the SEC staff through a series of no action letters has characterized as “qualifying assets” and at least another 25% of the assets of such entity be comprised of either qualifying assets or what the SEC staff in such guidance has characterized as “real estate-related assets” under the 1940 Act (and no more than 20% comprised of miscellaneous assets). The Company expects any of its subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff to determine which assets are qualifying assets and which assets are real estate related under this exclusion to the extent such guidance is available. The SEC staff has determined in various no action letters that qualifying assets for this purpose include mortgage loans, certain B-Notes and mezzanine loans that satisfy various conditions specified in such SEC staff no-action letters. The SEC has not, however, published guidance with respect to some of the Company’s other target assets under Section 3(c)(5)(C). For assets for which the SEC staff has not published guidance, the Company intends to rely on its own analysis to determine which of such assets are qualifying and which of such assets are real estate related under this exclusion. For example, the Company intends to treat as real estate related assets CMBS, B-Notes and mezzanine loans that do not satisfy the qualifying asset conditions set forth in the relevant SEC staff no-action letters, as well as debt and equity securities of companies primarily engaged in real estate businesses. To the extent that the SEC staff publishes new or different guidance with respect to these matters, the Company may be required to adjust its strategy accordingly. In addition, the Company may be limited in its ability to make certain investments and these limitations could result in the subsidiary holding assets the Company might wish to sell or selling assets the Company might wish to hold. Although the Company monitors the portfolios of its subsidiaries relying on the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition, there can be no assurance that such subsidiaries will be able to maintain this exclusion.

The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of this exclusion. There can be no assurance that the laws and regulations governing the 1940 Act status of companies relying on Section 3(c)(5)(C) of the 1940 Act, including the SEC or its staff providing more specific or different guidance regarding this exclusion, will not change in a manner that adversely affects the Company’s operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusion, the Company may be required to adjust its strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to the Company, or it could further inhibit the Company’s ability to pursue the strategies it has chosen.

The Company may organize subsidiaries in the future that may seek to rely on the 1940 Act exclusion provided to certain structured financing vehicles by Rule 3a-7. To comply with Rule 3a-7, any such subsidiary will need to comply with the restrictions described below, as well as any future guidance that may be issued by the SEC or its staff.

In general, Rule 3a-7 excludes from the 1940 Act issuers that limit their activities as follows:

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

In addition, in certain circumstances, compliance with Rule 3a-7 may also require, among other things, that the indenture governing the subsidiary include additional limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the level of transactions that may occur. In light of the requirements of Rule 3a-7, there is no assurance that the Company’s future subsidiaries will be able to rely on this Rule and the Company’s ability to manage assets held in subsidiaries that rely on this Rule will be limited and may restrict the Company’s ability to purchase or sell assets owned by that subsidiary when the Company would otherwise desire to do so, which could lead to losses.

The aggregate value of the Company’s interests in its subsidiaries that rely on Rule 3a-7, will need to amount to less than 20% of the Company’s total assets on an unconsolidated basis.

In 2011, the SEC issued a release in which it indicated that it is considering proposing amendments to Rule 3a–7 to “reflect market developments since 1992, when Rule 3a–7 was adopted, and recent developments affecting asset-backed issuers.” Any amendments to Rule 3a-7 could provide additional flexibility or it could inhibit the ability of any Company subsidiary to rely on this Rule or to pursue certain strategies it has identified for such subsidiary.

The Company’s subsidiaries may rely on alternative exclusions from registration as an investment company under the 1940 Act outside of Section 3(c)(1) or Section 3(c)(7) for purposes of complying with the 40% test. These alternative exclusions may impose limitations on the subsidiary’s organizational form, the types of assets that the subsidiary may hold or require the subsidiary to qualify under a banking, insurance or other regulatory regime. There is no assurance that the Company’s subsidiaries will be able to rely on any alternative exclusions and the Company’s ability to manage assets held in subsidiaries that rely on these alternative exclusions will be limited.

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

The Company has organized special purpose subsidiaries that rely on Section 3(c)(7) for their 1940 Act exclusion to hold certain assets and, therefore, the Company’s interest in each of these subsidiaries constitutes an “investment security” for purposes of determining whether the Company passes the 40% test.

Qualification for exclusion from registration under the 1940 Act will limit the Company’s ability to make certain investments. For example, these restrictions will limit the ability of the Company’s subsidiaries to invest directly in CMBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain in assets not related to real estate.

If the Company failed to maintain its excluded status under the 1940 Act and became regulated as an investment company, the Company’s ability to, among other things, use leverage would be substantially reduced and, as a result, the Company would be unable to conduct its business as described in this annual report on Form 10-K.

If the Company or its subsidiaries fail to maintain an exception or exclusion from the 1940 Act, the Company could, among other things, be required either to (a) change the manner in which the Company conducts its operations to avoid being required to register as an investment company, (b) effect sales of the Company’s assets in a manner that, or at a time when, the Company would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of the Company’s common stock, the sustainability of its business model, and its ability to make distributions which could have an adverse effect on its business and the market price for shares of its common stock.

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

In order for the Company to qualify as a REIT, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own the Company’s stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve the Company’s REIT qualification, among other purposes, the Company’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s common stock. The Articles Supplementary for our Preferred Stock prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding Preferred Stock. These ownership limits could have the effect of discouraging a takeover or other transaction in which holders of the Company’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. The Company’s board of directors has established exemptions from these ownership limits which permit Apollo and certain of its affiliates to collectively hold up to 25% of the Company’s common stock and certain institutional investors and certain of their specified affiliates to collectively each hold up to 15% of the Company’s common stock.

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

In January 2010, the Company entered the JPMorgan Facility, which was amended in February 2013, providing the Company with up to $100,000 in borrowing capacity in order to finance the origination and acquisition of first mortgage loans and AAA-rated CMBS. In August 2010, the Company entered the Wells Facility, as amended in December 2011, May 2012 and February 2013, providing the Company with up to $362,000 in borrowing capacity in order to finance the acquisition of CMBS. The Company may utilize credit facilities and additional repurchase agreements to finance its assets if they become available on acceptable terms.

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

Should the Company choose to employ non-recourse long-term securitizations in the future, such structures may expose the Company to risks which could result in losses to the Company.

The Company may seek to enhance the returns of all or a senior portion of the Company’s commercial mortgage loans through securitizations. To securitize the Company’s portfolio investments, the Company may create a wholly-owned subsidiary and contribute a pool of assets to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers whom the Company would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and the Company would retain a portion of the equity in the securitized pool of portfolio investments. The successful securitization of the Company’s portfolio investments might expose the Company to losses as the commercial real estate investments in which the Company does not sell interests will tend to be those that are riskier and more likely to generate losses. Securitization financings could also restrict the Company’s ability to sell assets when it would otherwise be advantageous to do so.

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

The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated.

The calculations of the Company’s underwritten internal rates of return included in this annual report on Form 10-K with respect to its investments are based on, among other considerations, assumptions regarding the performance of its assets, the costs of financing, the availability of its repurchase facilities, the exercise of extension options and the absence of dispositions, early prepayments or defaults, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and may have a significant effect on the actual rate of return received on the Company’s target assets. If these assumptions fail to materialize, future returns on the Company’s investments may be significantly lower than underwritten returns. For additional discussion of factors that may affect actual returns on the Company’s investments, see “Quantitative and Qualitative Disclosures about Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”.

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

The Company maintains cash balances in its bank accounts that exceed the FDIC insurance limitation.

The Company regularly maintains cash balances at banks domiciled in the United States in excess of the Federal Deposit Insurance Corporation insurance limit. The failure of such bank could result in the loss of a portion of such cash balances in excess of the federally insured limit, which could materially and adversely affect the Company’s financial position.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Company’s shares.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2012, the Company was not involved in any legal proceedings.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on the New York Stock Exchange, under the symbol “ARI.” On February 25, 2013, the last sales price for the Company’s common stock on the New York Stock Exchange was $17.24 per share. The following table sets forth the high and low sales prices per share of the common stock during each calendar quarter for the years indicated:

	High	Low
2012
Fourth quarter	$17.53	$15.10
Third quarter	$18.27	$16.03
Second quarter	$16.63	$15.28
First quarter	$16.30	$13.05
2011
Fourth quarter	$14.50	$11.79
Third quarter	$16.47	$12.98
Second quarter	$16.58	$15.81
First quarter	$17.11	$16.22

Holders

As of February 25, 2013, the Company had 80 registered holders of its common stock. The 80 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

Dividends

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2009 and, as such, anticipates distributing annually at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction. Although the Company may borrow funds to make distributions, once the Company’s available capital is fully deployed, cash for such distributions is expected to be largely generated from the Company’s results of operations. Dividends are declared and paid at the discretion of the Board and depend on cash available for distribution, financial condition, the Company’s ability to maintain its qualification as a REIT, and such other factors that the Board may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends.

The following table sets forth the dividends declared and paid during each calendar quarter for 2012 and 2011:

Declaration Date	Record Date	Payment Date	Amount per Share
2012
February 28, 2012	March 31, 2012	April 12, 2012	$0.40
May 3, 2012	June 29, 2012	July 12, 2012	$0.40
August 6, 2012	September 28, 2012	October 12, 2012	$0.40
November 1, 2012	December 31, 2012	January 14, 2013	$0.40

2011
March 10, 2011	March 31, 2011	April 12, 2011	$0.40
May 10, 2011	June 30, 2011	July 12, 2011	$0.40
August 4, 2011	September 30, 2011	October 12, 2011	$0.40
November 3, 2011	December 31, 2011	January 12, 2012	$0.40

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common shares, the Russell 2000 Index (the “Russell 2000”) and the SNL Finance REIT Index, a peer group index from September 23, 2009 (commencement of trading on the New York Stock Exchange) to December 31, 2012. The graph assumes that $100 was invested on September 23, 2009 in the Company’s common shares, the Russell 2000 and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
Index	09/23/09	12/31/09	6/30/10	12/31/10	6/30/11	12/31/11	6/30/12	12/31/12
Apollo Commercial Real Estate Finance, Inc.	100.00	89.95	85.65	89.32	92.46	79.93	102.82	108.86
Russell 2000	100.00	102.38	100.38	129.87	137.93	124.45	135.07	144.80
SNL Finance REIT (1)	100.00	95.47	99.79	118.83	123.86	116.42	137.48	139.81

(1)

As of December 31, 2012, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Trust, American Capital Agency Corp., American Capital Mortgage Investment Corp, American Church Mortgage, Annaly Capital Management, Anworth Mortgage Asset Corp., Apollo Commercial Real Estate Finance, Inc., Apollo Residential Mortgage, Inc., Arbor Realty Trust Inc., Ares Commercial Real Estate Corporation, ARMOUR Residential REIT Inc., Bimini Capital Management, Inc, BRT Realty Trust, Capital Trust Inc., Capstead Mortgage Corp., Chimera Investment Corp., Colony Financial Inc., CreXus Investment Corp., CYS Investments, Dynex Capital Inc., Eastern Light Capital, Inc, Gramercy Capital Corp., Hatteras Financial Corp., Invesco Mortgage Capital Inc., iStar Financial Inc., Javelin Mortgage Investment Corp, JER Investors Trust Inc., MFA Financial, New York Mortgage Trust Inc., Newcastle

Investment Corp., NorthStar Realty Finance Corp., Origen Financial Inc., PennyMac Mortgage Investment, PMC Commercial Trust, RAIT Financial Trust, Realty Finance Corporation, Redwood Trust Inc., Resource Capital Corp., Starwood Property Trust, Inc., Two Harbors Investment Corp. and Western Asset Mortgage Capital Corporation.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2009, the Company adopted the 2009 Equity Compensation Plan (the “2009 Plan”). The 2009 Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock at the time of the award. At December 31, 2012, 2.1%, or a total of 592,946 restricted shares and restricted stock units, had been granted and 5.4%, or 1,510,362 shares, remained available for future issuance under the 2009 Plan. (For further discussion of the 2009 Plan, see Note 11 to the consolidated financial statements included under Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.)

The following table presents certain information about our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	1,510,362
Equity compensation plans not approved by stockholders	—	—	—

Total	—	$—	1,510,362

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

The Company did not repurchase any of its equity securities from October 1, 2012 to December 31, 2012.

Item 6.	Selected Financial Data.

The selected financial data set forth below at December 31, 2012, 2011, 2010 and 2009, for the years ended December 31, 2012, 2011 and 2010 and the period from September 29, 2009 (commencement of operations) to December 31, 2009 has been derived from the Company’s audited consolidated financial statements.

This information should be read in conjunction with Item 1, “Business”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data”.

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period From September 29, 2009 (Commencement of Operations) to December 31, 2009
Operating Data:
Interest income	$57,079	$52,918	$32,485	$595
Interest expense	$(8,402)	$(14,454)	$(10,714)	$(104)
Net interest margin	$48,677	$38,464	$21,771	$491
Operating expenses	$(14,682)	$(10,380)	$(8,895)	$(2,728)
Interest on cash balances	$7	$13	$16	$65
Realized loss on sale of securities	$262	$—	$(33)	$—
Unrealized gain (loss) on securities	$6,489	$481	$(1,766)	—
Loss on derivative instruments	$(572)	$(2,696)	$(94)	—
Net income (loss)	$40,181	$25,882	$10,999	$(2,172)
Preferred dividends	$(3,079)	$—	$—	$—
Net income (loss) available to common shareholders	$37,102	$25,882	$10,999	$(2,172)
Net income (loss) per share—basic and diluted	$1.64	$1.35	$0.87	$(0.21)
Dividends declared per share	$1.60	$1.60	$1.50	—

Balance Sheet Data (at period end):
Total assets	$788,430	$891,230	$858,147	$335,137
Total liabilities	$241,506	$554,252	$560,309	$139,840
Total stockholders’ equity	$546,924	$336,978	$297,838	$195,297

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo. The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to stockholders over the long term, primarily through dividends and secondarily through capital appreciation. At December 31, 2012, the Company held a diversified portfolio comprised of approximately $205,327 of AAA-rated CMBS, $73,561 of Hilton CMBS, $142,921 of commercial mortgage loans, $246,246 of subordinate loans and $6,598 of repurchase agreements. The Company has financed this portfolio at December 31, 2012 with $225,155 of borrowings collateralized by AAA-rated and Hilton CMBS and $3 of borrowings under the Company’s $100,000 JPMorgan Facility.

The Company is a Maryland corporation that was organized in 2009 and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the year ended December 31, 2009. The Company generally is not subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes its taxable income to stockholders and maintains its intended qualification as a REIT. The Company also intends to operate its business in a manner that will permit it to be excluded from registration as an investment company under the 1940 Act.

Results of Operations

Investments

The following table sets forth certain information regarding the Company’s investments at December 31, 2012:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)*	Equity at cost	Current Weighted Average IRR **	Levered Weighted Average IRR ***
First mortgages	$146,550	$142,921	10.1%	2.6	$3	2.7%	—	$142,918	10.8%	15.6%
Subordinate loans	246,959	246,246	12.7	4.7	—	—	—	246,246	13.6	13.6
Repurchase agreements	6,598	6,598	13.0	1.2	—	—	—	6,598	13.7	13.7
CMBS—AAA	200,104	203,463	4.1	1.8	176,827	1.7	0.6	26,636	15.3	15.3
CMBS—Hilton	73,239	70,250	5.6	2.9	48,328	2.6	2.9	21,922	11.6	11.6

Total	$673,450	$669,478	8.8%	3.1	$225,158	1.9%	1.1	$444,320	12.7%	14.1%

*	Assumes extension options on Wells Facility with respect to the Hilton CMBS are exercised. See “—Borrowings under Various Financing Arrangements” for a discussion of the Wells Facility.
**	The internal rates of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but does assume that extension options are exercised and that the cost of borrowings and derivative instruments under the Wells Facility remain constant over the remaining terms and extension terms under this facility. With respect to the mezzanine loan for the New York City multifamily condominium conversion that closed in December 2012 (discussed below), the IRR calculation assumes certain estimates with respect to the timing and magnitude of the future fundings for the remaining commitments and associated loan repayments, as well as assuming no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Risk Factors — The Company may not achieve its underwritten internal rates of return on its investments which may lead to future returns that may be significantly lower than anticipated” for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.
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

Investment Activity – 2012

Commercial mortgage loans.  During April 2012, the Company purchased two senior sub-participation interests (an aggregate face of $23,844) in a first mortgage loan (the “Loan”) with a current balance of $120,000 which is secured by over 20 acres of land in South Boston, Massachusetts. The land is currently used as parking with approximately 3,325 spaces, but the various parcels that comprise the site are entitled for over 5.8 million of buildable square feet. The two senior sub-participation interests have a 27.5% appraised loan to value (“LTV”) and a debt yield of 8.2% (based on the Manager’s underwritten net operating income for the parking operations).

The aggregate purchase price of the two senior sub-participation interests was $18,599 (including a 3% brokerage fee which was expensed during the period ending June 30, 2012). The senior sub-participations each have an interest rate of one-month LIBOR + 1.72% and mature in December 2012. Upon the repayment of $33,000 of the Loan (of which the Company will receive its pro-rata share) and the payment of an extension fee equal to 0.50% of the outstanding balance of the Loan, the Loan, including the senior sub participation interests, can be extended through December 2013. Assuming the extension occurs, the senior sub-participation interests have been underwritten to generate an IRR of approximately 21.7%. See “—Investments” for a discussion of how IRR is calculated.

During April 2012, a $24,000 two-year fixed rate first mortgage loan on a 155-room boutique hotel in midtown Manhattan was repaid. The loan had an interest rate of 8.00%. The Company repaid $15,444 of borrowings under the JPMorgan Facility in conjunction with this repayment.

During December 2012, the Company provided an $80,000 whole loan commitment for a condominium conversion located in the TriBeCa neighborhood of New York City. At closing, the Company funded a $45,000 first mortgage loan and $350 of a $35,000 mezzanine loan, the balance of which the Company expects to be funded throughout the conversion process. Following the completion of the conversion, the Company expects the property to have 66 units with approximately 96,000 net salable square feet and approximately 3,000 square feet of ground floor retail space. The loans have an initial term of two years with two 12-month extension options, subject to the achievement of additional project completion hurdles. The interest rate on the loans is LIBOR+8.5% with a LIBOR floor of 0.5%. The Company received a 1.0% origination fee and the borrower is obligated to pay a 1.0% exit fee on the fully funded balance of the loan. When fully funded, the Company’s expects that its loan basis will represent an underwritten loan-to-net sellout of approximately 55%. The loans have been underwritten to generate an unlevered IRR of approximately 11%. See “—Investments” for a discussion of how IRR is calculated.

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

During June 2012, the Company modified the $40,000 subordinate loan secured by a ski resort in California. The modification was completed in connection with a modification of both the senior and junior loans in order to provide financial covenant relief to the borrower and included the addition of a 0.5% amendment fee and a 1.0% exit fee upon repayment of the loan. In addition, the interest rate on the mezzanine loan was increased by 0.75% to 14% until the earlier of (i) the loan being back in compliance with its original covenants; or (ii) April 2014. As of December 31, 2012, the mezzanine loan was current on its interest payments to the Company. All of the additional remuneration will be recognized over the remaining life of the loan.

During July 2012, the Company closed a $6,525 mezzanine loan secured by a pledge of the equity interest in a borrower that owns a mixed use project, which consists of 55,585 square feet of Class-A retail and 114,476 square feet of Class-A office in Chapel Hill, North Carolina. The mezzanine loan is part of a new $40,000 10-year fixed-rate financing comprised of a $33,475 first mortgage and the $6,525 mezzanine loan. The whole loan amortizes on a 30-year schedule but all amortization is applied to the first mortgage. The mezzanine loan is an interest-only, fixed rate loan that has an interest rate of 11.1%. The mezzanine loan has an LTV of approximately 77% and has been underwritten to generate an IRR of approximately 12%. See “—Investments” for a discussion of how IRR is calculated.

During September 2012, the Company originated a $10,000 mezzanine loan secured by a pledge of the equity interests in a borrower that owns an 845,241 square foot Class A office tower complex in downtown Kansas City, Missouri. The office tower complex is comprised of a 34-story office tower, a 10-story office building, a two story office building, two separate parking garages comprising 2,470 parking spaces and approximately 30,000 square feet of ground-floor retail. The mezzanine loan is part of a $70,000, 10-year fixed-rate financing with 30-year amortization that will be comprised of the mezzanine loan and a $60,000 first mortgage loan. The interest rate on the mezzanine loan is 11.75%. The mezzanine loan has an LTV of 72% and has been underwritten to generate an IRR of approximately 12.6%. See “—Investments” for a discussion of how IRR is calculated.

During November 2012, the Company closed a $50,000 mezzanine loan secured by equity interests in a borrower that owns a portfolio of three full-service conference hotels located in Dallas, TX, Denver, CO and St. Louis, MO, totaling 3,981 keys. The mezzanine loan has been underwritten to generate an internal rate of return of approximately 12.6%. The mezzanine loan is part of a $410,000 four-year (three-year initial term with one one-year extension option), floating rate loan refinancing comprised of a $295,000 first mortgage loan and a $115,000 mezzanine loan, which was subsequently bifurcated into a $65,000 senior mezzanine loan and the Company’s $50,000 junior mezzanine loan. The Company’s $50,000 junior mezzanine loan has an interest rate of one-month LIBOR + 10.9%, 30-year amortization and a LTV of 61% or approximately $103,000 per key. The Company received a 0.5% origination fee when the loan closed. The mezzanine loan has been underwritten to generate an IRR of approximately 13%. See “—Investments” for a discussion of how IRR is calculated.

AAA-rated CMBS – During March 2012, the Company sold AAA-rated CMBS with an amortized cost of $137,423 resulting in net realized gains of $262. The sale generated proceeds of $14,621 after the repayment of $123,064 of debt under the Wells Facility.

Hilton CMBS - During June 2012, the Company purchased the Hilton CMBS with a face amount of $74,854. The Hilton CMBS has a current interest rate of one-month LIBOR+1.75% which increases to LIBOR+2.30% on November 12, 2012, LIBOR+3.30% on November 12, 2013 and LIBOR+3.80% on November 12, 2014, and an estimated LTV of approximately 35% to 45%. The Hilton CMBS receives principal repayments according to a schedule that is approximately equivalent to a 16-year amortization schedule. The Hilton CMBS was purchased for $70,655 and financed with $49,459 of borrowings under the Wells Facility, which was amended to provide up to $100,000 of additional financing for the Hilton CMBS. This portion of the Wells Facility matures in November 2014 and may be extended for an additional year upon the payment of an extension fee equal to 0.50% on the then aggregate outstanding repurchase price for all such assets.

Investment Activity – 2011

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

The subordinate loan bears interest at a rate of 13.25% and has a term of six years. Prepayments on the subordinate loan are prohibited prior to the third year of the loan and any prepayments prior to the fifth year of the loan are subject to prepayment penalties ranging from 5% to 1%. The entire $245,000 financing represents an LTV of approximately 64% and a debt yield of 17.1% based on trailing twelve month financials.

During August 2011, the Company closed a $25,000 junior mezzanine loan secured by a pledge of the equity interests in the borrower that owns three recently opened hotels in New York, New York. The mezzanine loan is part of a $400,000, five-year financing package split into a $270,000 first mortgage loan, $105,000 senior mezzanine loan and $25,000 junior mezzanine loan. The junior mezzanine loan is an interest-only floating rate loan that bears interest at LIBOR +10.49%, with a 1% LIBOR floor and has an LTV for the junior mezzanine of approximately 60%. The junior mezzanine loan has been underwritten to generate an IRR of approximately 13.5%. See “—Investments” for a discussion of how IRR is calculated.

During October 2011, the Company closed the purchase of a $25,000 preferred equity interest in a joint venture that owns a mixed-use grocery-anchored retail center in Virginia suburb of Washington D.C. The preferred equity is part of a $135,000 financing comprised of a $110,000 senior mortgage and the $25,000 preferred equity financing, both with a term of three years with two one-year extension options. The preferred equity is an interest-only fixed rate loan has a fixed rate of 14.0% (10.0% current pay with a 4.0% accrual) and has an appraised loan-to-value for the preferred equity of approximately 74%. The preferred equity has been underwritten to generate an IRR of approximately 15.0%. See “—Investments” for a discussion of how IRR is calculated.

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

During 2012, the Company received $40,841 of principal repayments related to this repurchase agreement as well as $1,953 of make-whole interest payments.

Net Interest Income

The following table sets forth certain information regarding the Company’s net investment income for the years ended December 31, 2012, 2011 and 2010:

				Variance
	Year ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	Variance	%	Variance	%
Interest income from:
Securities	$15,347	$25,323	$18,112	$(9,976)	(39.4)%	$7,211	39.8%
Commercial mortgage loans	10,780	9,153	7,035	1,627	17.8%	2,118	30.1%
Subordinate loans	24,666	13,678	7,338	10,988	80.3%	6,340	86.4%
Repurchase agreements	6,286	4,764	0	1,522	31.9%	4,764	n/a
Interest expense	(8,402)	(14,454)	(10,714)	6,052	(41.9)%	(3,740)	34.9%

Net interest income	$48,677	$38,464	$21,771	$10,213	26.6%	$16,693	76.7%

Net interest income for the years ended December 31, 2012 and 2011, respectively, increased $10,213, or 26.6%, and $16,693, or 76.7%, from the prior years. The increase is primarily the result of additional interest income from subordinate loans and repurchase agreements offset by a decline in interest income from securities.

The decline in interest income related to securities for the year ended December 31, 2012, of $9,976, or 39.4%, is attributable to the repayment of these securities as they near maturity as well as the sale of the portion of the Company’s securities during 2012. The increase in interest from securities for the year ended December 31, 2011, of $7,211, or 39.8%, is attributable to a full year of income from the securities that were purchased during 2010.

The increase in interest income related to subordinate loans for the years ended December 31, 2012 and 2011, of $10,988, or 80.3%, and $6,340, or 86.4%, respectively, is primarily attributable to the funding of $96,023 and $89,856 of subordinate loans during 2012 and 2011, respectively.

The increase in interest related to repurchase agreements for the years ended December 31, 2012 and 2011, of $1,522, or 31.9%, and $4,764, respectively, is attributable to the funding of the repurchase agreement in the first half of 2011 and a resulting full year of income for 2012.

Interest expense for the year ended December 31, 2012, decreased $6,052, or 41.9%, from the same period in 2011. The decrease is primarily the result of the refinancing of the Company’s TALF debt with borrowings under the Wells Facility as well as the repayment of debt as the related CMBS have been repaid or sold. In addition, the Company repaid substantially all of the borrowings outstanding under the JPMorgan Facility upon the close of the Company’s Series A Preferred Stock offering in August 2012. Interest expense for the year ended December 31, 2011, increased $3,740, or 34.9%, from the same period in 2010. The increase is primarily the result a full year of interest expense during 2011 for securities that were purchased and financed with borrowings under repurchase agreements during 2010.

Operating Expenses

The following table sets forth the Company’s operating expenses for the years ended December 31, 2012, 2011 and 2010:

				Variance
	Year ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	Variance	%	Variance	%
General and administrative expense	$4,919	$3,864	$4,104	$1,055	27.3%	$(240)	(5.8)%
Stock-based compensation expense	3,624	1,788	1,452	1,836	102.7%	336	23.1%
Management fee expense	6,139	4,728	3,339	1,411	29.8%	1,389	41.6%

Total operating expense	$14,682	$10,380	$8,895	$4,302	41.4%	$1,485	16.7%

General and administrative expense for the year ended December 31, 2012, respectively, increased $1,055, or 27.3%, from the same period in 2011. The increase is primarily attributable one-time expenses related to the closing of loans during 2012. General and administrative expense for the year ended December 31, 2011, decreased $240, or 5.8%, from the same period in 2010. The decrease is primarily attributable efficiencies resulting from the Company’s second full year operating as a public company.

Stock-based compensation expense for years ended December 31, 2012 and 2011, respectively, increased $1,836, or 102.7%, and $336, or 23.1%, from the prior years. The increase is primarily attributable to the grant of 308,750 RSUs during August 2011 as well as the increase in the price of the Company’s stock since the end of 2011. Share-based payments are discussed further in the accompanying consolidated financial statements—Note 11–Share-Based Payments.

Management fee expense for the years ended December 31, 2012 and 2011, respectively, increased $1,411, or 29.8%, and $1,389, or 41.6%, from the prior years. The increase is primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering that was completed in July 2011 and to a lesser extent the Series A Preferred Stock and common equity offerings that were completed in the second half of 2012. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements—Note 10—Related Party Transactions.

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

The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for years ended December 31, 2012, 2011 and 2010:

		For the year ended December 31,
	Location of Gain (Loss) Recognized in Income	2012	2011	2010
Securities	Realized gain (loss) on sale of securities	$262	$—	$(33)
Securities	Unrealized gain (loss) on securities	6,489	481	(1,766)
Interest rate swaps	Loss on derivative instruments—realized *	(895)	(1,831)	(481)
Interest rate swaps	Loss on derivative instruments—unrealized	510	763	(1,429)
Interest rate caps	Loss on derivative instruments—unrealized	(187)	(1,628)	1,816

Total		$6,179	($2,215)	($1,893)

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.

Dividends

For 2012, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount
February 28, 2012	March 31, 2012	April 12, 2012	$0.40
May 3, 2012	June 29, 2012	July 12, 2012	$0.40
August 6, 2012	September 28, 2012	October 12, 2012	$0.40
November 1, 2012	December 31, 2012	January 14, 2013	$0.40

For 2012, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
September 13, 2012	September 28, 2012	October 15, 2012	$0.4432	*
December 13, 2012	December 31, 2012	January 15, 2013	$0.5391

*	Partial payment for the period from the date of issuance (August 1, 2012) through October 15, 2012.

Subsequent Events

Investment activity.  In January 2013, the Company provided a $60,000 mezzanine loan commitment secured by a pledge of preferred equity interests in the owner of a to-be-developed 352,624 net saleable square foot, 57-story, 146-unit condominium tower located in the TriBeCa neighborhood of New York City. The Company provided $46,000 of financing at closing and expects to provide an additional $14,000 within six months following the initial loan closing. The interest rate on the mezzanine loan is 13.25%. The Company received a 1.0% origination fee and the borrower is obligated to pay a 1.0% exit fee on the fully funded balance of the loan. When fully funded, the Company expects that its loan basis will represent an underwritten loan-to-net sellout of approximately 54%. The mezzanine loan has a term of 54 months with one extension option of 12-months and has been underwritten to generate an IRR of approximately 16%.

In February 2013, the Company provided an $18,000 mezzanine loan secured by a pledge of the equity interests in the owner of two buildings in midtown Manhattan. The buildings contain a total of 181,637 rentable square feet that is being converted into 215 multifamily rental units. The mezzanine loan is part of a $90,000, three-year (two-year initial term with one one-year extension option) interest-only, floating rate financing comprised of the mezzanine loan and a $72,000 first mortgage loan. Initially, the interest rate on the mezzanine loan is LIBOR+10.0% and will increase to LIBOR+11.0% as certain mortgage funding hurdles are met. The

Company received a 1.00% transaction fee at closing. When the first mortgage loan is fully funded, the Company expects that the mezzanine loan will have an LTV of approximately 60% and the mezzanine loan has been underwritten to generate an IRR of approximately 13%.

In February 2013, the Company provided a $25,000 mezzanine loan secured by a pledge of the equity interests in the owner of a portfolio of four hotels totaling 1,231 keys located in Rochester, Minnesota. The hotels are within walking distance of the Mayo Clinic, an internationally renowned health care facility that treats over 1 million patients annually from around the world. The mezzanine loan is part of a $145,000 five-year, fixed rate loan, comprised of a $120,000 first mortgage loan and the mezzanine loan, which was provided in connection with the acquisition of the portfolio. The interest rate on the mezzanine loan is 11.0%. The mezzanine loan has an appraised loan-to-value of approximately 69% and has been underwritten to generate an IRR of approximately 12%.

Dividends.  On February 27, 2013, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on April 12, 2013 to common stockholders of record on March 28, 2013.

Repurchase Facilities.  In February 2013, the Company, through two of the Company’s subsidiaries, entered into a Second Amended and Restated Master Repurchase Agreement (the “Amended Master Repurchase Agreement”) with JPMorgan. The Amended Master Repurchase Agreement extended the maturity date of the JPMorgan Facility to January 31, 2014, with an option to further extend the maturity date for 364 days, subject to the Company’s satisfaction of certain customary conditions. Pricing on the JPMorgan Facility will remain at LIBOR+2.5%. The Company has paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and, if the 364-day extension option is exercised, it will be required to pay an extension fee of 0.25% of the facility amount. The Company has agreed to provide a guarantee of the obligations of its borrower subsidiaries under the Amended Master Repurchase Agreement. See “—Borrowings Under Various Financing Arrangements” below for more a more detailed discussion of the JPMorgan Facility.

In February 2013, the Company amended the Wells Facility to reduce the interest rate as follows: (i.) with respect to the outstanding borrowings used to provide financing for the AAA CMBS, the interest rate was reduced to LIBOR+1.05% from LIBOR+1.25%—1.50% (depending on the collateral pledged); and (ii.) with respect to the outstanding borrowings used to provide financing for the Hilton CMBS, the interest rate was reduced to LIBOR+1.75% from LIBOR+2.35%. In addition, the maturity date of the Wells Facility with respect to the outstanding borrowings used to provide financing for the AAA CMBS was extended to March 2014. See “—Borrowings Under Various Financing Arrangements” below for more a more detailed discussion of Wells Facility.

Repayments.  In January 2013, the repurchase agreement secured by CDO bonds was repaid in full. Upon the repayment, the Company realized a 17% IRR on its investment.

In February 2013, the Company received principal repayment on two mezzanine loans totaling $50,000 secured by a portfolio of retail shopping centers located throughout the United States. In connection with the repayment, the Company received a yield maintenance payment totaling $2,500. With the yield maintenance payment, the Company realized a 15% IRR on its mezzanine loan investment.

Corporate Governance—In February 2013, the Board of Directors appointed Megan Gaul as Chief Financial Officer, Secretary and Treasurer of the Company as of April 1, 2013. Ms. Gaul will assume those titles from Mr. Rothstein, who held those titles in addition to his existing titles of Chief Executive Officer and President. Ms. Gaul previously served as the Controller of the Manager, a position she has held since she joined Apollo Global Management, the owner of the Manager, in 2009.

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

Market conditions.  During 2012, the commercial real estate lending market continued to slowly recover from the downturn experienced as part of the correction in the global financial markets which began in mid-2007. The Company estimates that from 2012 to 2015, there is in excess of $1 trillion of commercial real estate debt that is scheduled to mature and this presents a compelling opportunity for the Company to invest capital in its target assets at attractive risk adjusted returns. While the volume of impending maturities and the need for refinancing is significant, the demand for new capital to refinance maturing commercial mortgage debt continues to be somewhat tapered by the granting of extensions by lenders across the commercial mortgage loan industry. The Company believes that the significant long-term opportunity still remains for lenders to capitalize on the impending maturity wall despite the fact that the volume of loan modifications has had a meaningful impact on the timing of the maturities and the related opportunity.

Recent action by the Federal Reserve has in 2012 sent spreads to post-crisis lows and will likely result in a wave of refinancing and new issuance during the remainder of 2012 and into the beginning of 2013. In the first nine months of 2012, approximately $48 billion of CMBS was issued in the United States, an increase of approximately 48% over the same period in 2011. In the third quarter alone, approximately $13 billion of CMBS was issued. Since early 2010, approximately $93 billion of CMBS has been issued in the United States. While this is significantly less than the $229 billion that was issued in 2007, it is evidence that the lending market for commercial real estate has begun to stabilize and continues to grow.

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

For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that a loan loss reserve was not necessary at December 31, 2012 and 2011.

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

Interest income recognition

Interest income on the Company’s commercial mortgage loans, CMBS and commercial real estate corporate debt and loans is accrued based on the actual coupon rate and the outstanding principal balance of such assets. Premiums, discounts and any deferred fees are amortized or accreted into interest income over the lives of the assets using the effective yield method, which includes the accretion of purchase discounts and any deferred fees as well as the amortization of purchase premiums and the stated coupon interest payments.

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

Income taxes

The Company operates in a manner intended to enable it to qualify as a REIT under Sections 856-859 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

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

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2011-20”), which would amend the criteria in ASC Topic 946 on Investment Companies (“ASC 946”) for determining whether an entity qualifies as an investment company. As proposed, ASU 2011-20 would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for real estate investment trusts from this topic. If the current exemption for real estate investments trusts is upheld, this proposal may result in a material modification to the presentation of the Company’s financial statements. The Company is monitoring developments related to this proposal and is evaluating the effects it would have on its financial statements.

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

In September 2012, the FASB decided to remove the scope exception for mortgage REITs and require a mortgage REIT that meets the requirements to be an investment company under GAAP to follow investment company guidance. The FASB is currently in the process of redeliberations and will continue to consider feedback received on this Exposure Draft. The Company is currently evaluating the potential impact that the proposal would have on the Company’s consolidated financial statements. This exposure draft is not related to, nor does it impact the Company’s ability to remain excluded from registering as an Investment Company under the 1940 Act.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance is effective January 1, 2013 and is to be applied retrospectively. This guidance does not amend when the Company currently offsets its derivative positions. As a result, the Company does not expect this guidance to have a material effect on its financial statements.

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

Cash Generated from Operations

Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See Financial Condition and Results of Operations – Investments for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at December 31, 2012. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.

Borrowings Under Various Financing Arrangements

In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Per the terms of the original agreement, amounts borrowed under the JPMorgan Facility bore interest at a spread of 3.00% over one-month LIBOR with no floor. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR + 2.50%. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. In February 2013, the Company, through two of the Company’s subsidiaries, entered into the Amended Master Repurchase Agreement with JPMorgan. The Amended Master Repurchase Agreement extended the maturity date of the JPMorgan Facility to January 31, 2014, with an option to further extend the maturity date for 364 days, subject to the Company’s satisfaction of certain customary conditions. Pricing on the JPMorgan Facility will remain at LIBOR+2.5%. The Company has paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and, if the 364-day extension option is exercised, it will be required to pay an extension fee of 0.25% of the facility amount. The Company has agreed to provide a guarantee of the obligations of its borrower subsidiaries under the Amended Master Repurchase Agreement. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At December 31, 2012, the Company had $3 of borrowings outstanding under the JPMorgan Facility.

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

The Wells Facility was further amended during the second quarter of 2012 to provide an additional $100,000 of financing capacity for the purchase of Hilton CMBS at a rate of LIBOR plus 235 basis points with respect to borrowings secured by the Hilton CMBS. The additional $100,000 of capacity to finance the Hilton CMBS matures in November 2014 and may be extended for an additional year upon the payment of an extension fee equal to 0.50% on the then aggregate outstanding repurchase price for all such assets. Additionally, during August 2012, the Company exercised the final one-year extension of the term of the Wells Facility and extended the maturity date to August 2013 (except with respect to $100,000 of capacity under the facility to finance the Hilton CMBS described below). At December 31, 2012, the Company had $225,155 of borrowings outstanding under the Wells Facility secured by CMBS held by the Company.

In February 2013, the Company amended the Wells Facility to reduce the interest rate as follows: (i.) with respect to the outstanding borrowings used to provide financing for the AAA CMBS, the interest rate was reduced to LIBOR+1.05% from LIBOR+1.25%—1.50% (depending on the collateral pledged); and (ii.) with respect to the outstanding borrowings used to provide financing for the Hilton CMBS, the interest rate was reduced to LIBOR+1.75% from LIBOR+2.35%. In addition, the maturity date of the Wells Facility with respect to the outstanding borrowings used to provide financing for the AAA CMBS was extended to March 2014.

Cash Generated from Offerings

During July 2011, the Company sold an aggregate of 3,000,000 shares of common stock at a price of $16.66 per share in a private offering. The shares were first sold to J.P. Morgan Securities LLC, as initial purchaser, which purchased the shares for resale to Investors Insurance Corporation and Liberty Life Insurance Company, two affiliated U.S. insurance companies, and received a selling commission of $0.33 per share, resulting in net proceeds to the Company before offering expenses of $16.33 per share. The offering price was equal to the Company’s June 30, 2011 basic book value per share and represented a premium of approximately 4.65% over the closing price of $15.92 as of July 25, 2011. The offering closed on July 29, 2011 and generated gross proceeds of approximately $49,980. Net proceeds before offering expenses were approximately $48,980. The investors were known to the Company’s management team by virtue of being subsidiaries of a portfolio company of an Apollo fund and separate accounts. In connection with this offering, our board of directors created an excepted holder limit of 15% in the aggregate for Investors Insurance Corporation and Liberty Life Insurance Company and certain of their respective specified affiliates.

During August 2012, the Company completed an underwritten public offering of 3,450,000 shares of its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock with a liquidation preference of $25.00 per share, including 450,000 shares issued pursuant to the underwriters option to purchase additional shares. Net proceeds from the offering, after the underwriting discount and estimated offering expenses payable by the Company, were approximately $83,199.

During October 2012, the Company completed a follow-on public offering of 7,000,000 shares of its common stock at a price of $16.81 per share. On November 1, 2012, the underwriters partially exercised their option to purchase additional shares of common stock and purchased 404,640 shares of common stock at $16.81 per share. The aggregate net proceeds from the entire offering, including proceeds from the sale of the additional shares, were approximately $124,066, after deducting estimated offering expenses payable by the Company.

Other Potential Sources of Financing

The Company’s primary sources of cash currently consist of the $108,619 of cash available at December 31, 2012, principal and interest the Company receives on its portfolio of assets, available borrowings under the JPMorgan Facility, as well as the aforementioned refinancing of the Company’s TALF debt. The Company expects its primary sources of cash to consist of cash generated from operations, and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At December 31, 2012, substantially all of borrowing capacity under the JPMorgan Facility was available; however, the Company would need to acquire additional commercial first mortgage loans or AAA-rated CMBS in order to utilize that capacity. Depending on market conditions, such additional borrowings may also include additional repurchase agreements as well as other borrowings such as credit facilities.

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

To maintain its status as a REIT under the Code, the Company must distribute annually at least 90% of its net income, excluding net capital gains. These distribution requirements limit the Company’s ability to retain earnings and thereby replenish or increase capital for operations.

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

•	no investment will be made in construction loans;

•	no investment will be made in for sale residential real estate loans, provided that, up to 15% of the Company’s cash equity may be invested in inventory loans on condominium projects; and

•

until appropriate investments can be identified, the Manager may invest the proceeds of any offering in interest bearing, short-term investments, including money market accounts and/or funds, that are consistent with the Company’s intention to qualify as a REIT.

The board of directors must approve any change in these investment guidelines.

Contractual obligations and commitments

The Company’s contractual obligations including expected interest payments as of December 31, 2012 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings*	$181,787	$48,276	$—	$—	$230,063
JPMorgan Facility borrowings**	3	—	—	—	3

Total	$181,790	$48,276	$—	$—	$230,066

*	Assumes extension options are exercised and fully-hedged interest rate for interest payments due under the Wells Facility. See below for further discussion.
**	Assumes extension options are exercised and current Libor of 0.28% for interest payments due under the JPMorgan Facility. See below for further discussion.

Loan Commitments.  As of December 31, 2012, the Company had $34,650 of unfunded loan commitments related to the condominium conversion loan that closed in December 2012. The remaining commitments will be funded as requested on or before January 1, 2014.

On September 23, 2009, the Company entered into the Management Agreement with the Manager pursuant to which the Manager is entitled to receive a management fee and the reimbursement of certain expenses. The table above does not include amounts due under the Company’s Management Agreement as those obligations, discussed below, do not have fixed and determinable payments.

Management Agreement.  Pursuant to the Management Agreement, the Manager is entitled to a base management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of the Company’s stockholders’ equity (as defined in the Management Agreement), per annum. The Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel. The Company does not reimburse the Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) the Company’s Chief Financial Officer based on the percentage of his time spent on the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of time devoted by such personnel to the Company’s affairs. The Company is also required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligation is not subject to any dollar limitation.

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

The Company has outstanding 3,450,000 shares of Series A Preferred Stock, which entitles holders to receive dividends at an annual rate of 8.625% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. The dividends on Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. After August 1, 2017, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.

Non-GAAP Financial Measures

Operating Earnings

For the years ended December 31, 2012, 2011 and 2010, respectively, the Company’s Operating Earnings were $33,914, $28,054, and $13,830. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) non-cash stock-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding) and (ii) any unrealized gains or losses or other non-cash items included in net income.

In order to evaluate the effective yield of the portfolio, the Company uses Operating Earnings to reflect the net investment income of the Company’s portfolio as adjusted to include the net interest expense related to the Company’s derivative instruments. Operating Earnings allows the Company to isolate the net interest expense associated with the Company’s swaps in order to monitor and project the Company’s full cost of borrowings. The Company also believes that its investors use Operating Earnings or a comparable supplemental performance measure to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of Operating Earnings is useful to its investors.

The primary limitation associated with Operating Earnings as a measure of the Company’s financial performance over any period is that it excludes net realized and unrealized gains (losses) from investments. In addition, the Company’s presentation of Operating Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, Operating Earnings should not be considered as a substitute for the Company’s GAAP net income as a measure of its financial performance or any measure of its liquidity under GAAP.

The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	Year ended December 31,
	2012	2011	2010
Net income available to common stockholders	$37,102	$25,882	$10,999
Adjustments:
Unrealized gain (loss) on securities	(6,489)	(481)	1,766
Unrealized gain (loss) on derivative instruments	(323)	865	(387)
Non-cash stock-based compensation expense	3,624	1,788	1,452

Total adjustments:	(3,188)	2,172	2,831

Operating Earnings	$33,914	$28,054	$13,830

Basic and diluted Operating Earnings per Share of Common Stock	$1.50	$1.47	$1.09
Basic and diluted weighted average common shares outstanding:	22,648,819	18,840,954	12,679,277

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

At December 31, 2012, all of the Company’s borrowings under repurchase agreements are floating-rate borrowings. The Company also has interest rate swaps with an outstanding notional amount of $80,881 and floating rate subordinate loans with a face amount of $67,237, resulting in net variable rate exposure of $77,040. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $77,040 in variable rate exposure by $96. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.

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

Inflation

Virtually all of the Company’s assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with GAAP and distributions will be determined by the Company’s board of directors consistent with the Company’s obligation to distribute to its stockholders at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, on an annual basis in order to maintain the Company’s REIT qualification. In each case, the Company’s activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 8.	Financial Statements and Supplementary Data.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Apollo Commercial Real Estate Finance, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Apollo Commercial Real Estate Finance, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 1, 2013

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands—except share data)

	December 31, 2012	December 31, 2011
Assets:
Cash	$108,619	$21,568
Securities available-for-sale, at estimated fair value	67,079	302,543
Securities, at estimated fair value	211,809	251,452
Commercial mortgage loans, held for investment	142,921	109,006
Subordinate loans, held for investment	246,246	149,086
Repurchase agreements, held for investment	6,598	47,439
Principal and interest receivable	4,277	8,075
Deferred financing costs, net	678	2,044
Other assets	203	17

Total Assets	$788,430	$891,230

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$225,158	$290,700
TALF borrowings	—	251,327
Derivative instruments, net	155	478
Accounts payable and accrued expenses	1,265	1,746
Payable to related party	2,037	1,298
Dividends payable	12,891	8,703

Total Liabilities	241,506	554,252
Commitments and Contingencies (see Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and 3,450,000 shares issued and outstanding in 2012	35	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 28,044,106 and 20,561,032 shares issued and outstanding in 2012 and 2011, respectively	280	206
Additional paid-in-capital	546,065	336,209
Retained earnings	574	—
Accumulated other comprehensive income (loss)	(30)	563

Total Stockholders’ Equity	546,924	336,978

Total Liabilities and Stockholders’ Equity	$788,430	$891,230

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands—except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Net interest income:
Interest income from securities	$15,347	$25,323	$18,112
Interest income from commercial mortgage loans	10,780	9,153	7,035
Interest income from subordinate loans	24,666	13,678	7,338
Interest income from repurchase agreements	6,286	4,764	—
Interest expense	(8,402)	(14,454)	(10,714)

Net interest income	48,677	38,464	21,771
Operating expenses:
General and administrative expenses (includes equity-based compensation of $3,624 in 2012, $1,788 in 2011 and $1,452 in 2010)	(8,543)	(5,652)	(5,556)
Management fees to related party	(6,139)	(4,728)	(3,339)

Total operating expenses	(14,682)	(10,380)	(8,895)
Interest income from cash balances	7	13	16
Realized gain (loss) on sale of securities	262	—	(33)
Unrealized gain (loss) on securities	6,489	481	(1,766)
Loss on derivative instruments (includes unrealized gains (losses) of $323 in 2012, $(865) in 2011 and $387 in 2010)	(572)	(2,696)	(94)

Net income	40,181	25,882	10,999

Preferred dividends	(3,079)	—	—

Net income available to common stockholders	$37,102	$25,882	$10,999

Basic and diluted net income per share of common stock	$1.64	$1.35	$0.87

Basic and diluted weighted average common shares outstanding	22,648,819	18,840,954	12,679,277

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income available to common stockholders	$37,102	$25,882	$10,999
Change in net unrealized gain (loss) on securities available-for-sale	(593)	(5,796)	7,433

Comprehensive income	$36,509	$20,086	$18,432

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Returned Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par	Shares	Par
Balance at January 1, 2010	—	$—	10,762,500	$107	$198,436	$(2,172)	$(1,074)	$195,297
Retirement of restricted stock in exchange for RSUs	—	—	(118,959)	(1)	—	—	—	(1)
Capital increase related to Equity Incentive Plan	—	—	—	—	1,452	—	—	1,452
Issuance of restricted stock	—	—	13,364	1	—	—	—	1
Forfeiture of restricted stock	—	—	(5,077)	(1)	—	—	—	(1)
Issuance of common stock	—	—	6,900,000	69	110,331	—	—	110,400
Underwriting and offering costs	—	—	—	—	(6,067)	—	—	(6,067)
Net income	—	—	—	—	—	10,999	—	10,999
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	7,433	7,433
Dividends on common stock	—	—	—	—	(12,848)	(8,827)	—	(21,675)

Balance at December 31, 2010	—	—	17,551,828	$175	$291,304	$—	$6,359	$297,838

Capital increase related to Equity Incentive Plan	—	—	—	—	1,788	—	—	1,788
Issuance of restricted stock	—	—	9,204	1	—	—	—	1
Issuance of common stock	—	—	3,000,000	30	49,950	—	—	49,980
Offering costs	—	—	—	—	(1,789)	—	—	(1,789)
Net income	—	—	—	—	—	25,882	—	25,882
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(5,796)	(5,796)
Dividends on common stock	—	—	—	—	(5,044)	(25,882)	—	(30,926)
Balance at December 31, 2011	—	—	20,561,032	$206	$336,209	$—	$563	$336,978

Capital increase related to Equity Incentive Plan	—	—	—	—	2,845	—	—	2,845
Issuance of restricted stock	—	—	11,080	*	—	—	—	—
Issuance of common stock	—	—	7,471,994	74	124,398	—	—	124,472
Issuance of preferred stock	3,450,000	35	—	—	86,215	—	—	86,250
Offering costs	—	—	—	—	(3,602)	—	—	(3,602)
Net income	—	—	—	—	—	40,181	—	40,181
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(593)	(593)
Dividends on preferred stock	—	—	—	—	—	(3,079)	—	(3,079)
Dividends on common stock	—	—	—	—	—	(36,528)	—	(36,528)

Balance at December 31, 2012	3,450,000	$35	28,044,106	$280	$546,065	$574	$(30)	$546,924

*	Rounds to zero.

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(in thousands)

	For the year ended December 31,
	2012	2011	2010
Cash flows provided by operating activities:
Net income	$40,181	$25,882	$10,999
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(399)	7,782	5,042
Amortization of deferred financing costs	1,962	1,454	1,172
Equity-based compensation	2,845	1,788	1,452
Unrealized gain (loss) on securities	(6,489)	(481)	1,766
Unrealized gain (loss) on derivative instruments	(323)	865	(387)
Realized loss on sale of security	(262)	—	33
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	2,296	(2,802)	(3,920)
Other assets	(186)	14	(31)
Accounts payable and accrued expenses	(260)	339	531
Payable to related party	739	615	(63)

Net cash provided by operating activities	40,104	35,456	16,594

Cash flows used in investing activities:
Funding of securities available-for-sale	—	—	(229,499)
Proceeds from sale of securities available-for-sale	121,338	—	12,188
Proceeds from sale of securities at estimated fair value	16,918	—	—
Funding of securities at estimated fair value	(70,676)	—	(282,931)
Funding of commercial mortgage loans	(62,490)	(8,800)	(109,622)
Funding of subordinate loans	(96,023)	(89,856)	(8,938)
Funding of repurchase agreements	—	(47,439)	—
Principal payments received on securities available-for-sale	113,216	52,555	10,801
Principal payments received on securities at estimated fair value	98,401	23,138	—
Principal payments received on commercial mortgage loans	31,300	9,489	305
Principal payments received on subordinate loans	108	35	15
Principal payments received on repurchase agreements	40,841	—	—
Repayment of contractual deposits	—	—	90

Net cash provided by (used in) investing activities	192,933	(60,878)	(607,591)

Cash flows from financing activities:
Proceeds from issuance of common stock	124,472	49,980	110,400
Proceeds from issuance of preferred stock	86,250	—	—
Payment of offering costs	(3,324)	(2,257)	(6,212)
Payment of deferred underwriting fee	—	(10,000)	—
Proceeds from TALF borrowings	—	—	178,469
Repayments of TALF borrowings	(251,327)	(46,007)	(9,241)
Proceeds from repurchase agreement borrowings	313,860	69,014	383,135
Repayments of repurchase agreement borrowings	(379,401)	(21,042)	(140,407)
Deferred financing costs	(1,097)	(1,180)	(2,736)
Dividends on common stock	(33,890)	(29,412)	(14,486)
Dividends on preferred stock	(1,529)	—	—

Net cash provided by (used in) financing activities	(145,986)	9,096	498,922

Net increase (decrease) in cash and cash equivalents	87,051	(16,326)	(92,075)
Cash and cash equivalents, beginning of period	$21,568	$37,894	129,969

Cash and cash equivalents, end of period	$108,619	$21,568	$37,894

Supplemental disclosure of cash flow information:
Interest paid	$6,926	$14,772	$9,525

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee	$—	$—	$10,000

Offering costs payable	$306	$26	$494

Dividend declared, not yet paid	$12,891	$8,703	$7,189

Deferred financing costs, not yet paid	$—	$500	$1,000

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

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2009. To maintain its tax status as a REIT, the Company is required to distribute at least 90% of its net income, excluding net capital gains, to stockholders and meet certain other asset, income, and ownership tests.

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

Loan impairment

The Company’s loans are typically collateralized by commercial real estate. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that it is likely that it will receive contractual payments and a loan loss reserve was not necessary at December 31, 2012 and 2011.

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

Interest income recognition

Interest income on commercial mortgage loans is accrued based on the actual coupon rate and the outstanding principal balance adjusted for accretion of any purchase discounts, the amortization of any purchase premiums and the accretion of any deferred fees. Purchase premiums, purchase discounts and deferred fees are accreted into income using the effective yield method, adjusted for prepayments.

Interest income on CMBS is accrued using the effective yield method, which includes the accretion of purchase discounts and the amortization of purchase premiums and the stated coupon interest payments.

Deferred Financing Costs

Costs incurred in connection with securitized financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2012 and 2011, respectively, the Company had approximately $678 and $2,044 of capitalized financing costs, net of amortization included in other assets on the consolidated balance sheets.

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

The remaining earnings are allocated to common stockholders and participating securities, to the extent that each security shares in earnings, as if all of the earnings for the period had been distributed. Each total is then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.

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

Share-based payments

The Company accounts for share-based compensation to its independent directors and to the Manager and to employees of the Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to the Company’s independent directors is measured at its estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager and its affiliates will initially be measured at estimated fair value at the grant date, and remeasured on subsequent dates to the extent the awards are unvested. To amortize compensation expense for the restricted common stock granted to the Manager and to employees of the Manager and its affiliates, the Company uses the graded vesting attribution method.

Income taxes

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

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

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2011-20”), which would amend the criteria in ASC Topic 946 on Investment Companies (“ASC 946”) for determining whether an entity qualifies as an investment company. As proposed, ASU 2011-20 would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for real estate investment trusts from this topic. If the current exemption for real estate investments trusts is upheld, this proposal may result in a material modification to the presentation of the Company’s financial statements. The Company is monitoring developments related to this proposal and is evaluating the effects it would have on its financial statements.

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

In September 2012, the FASB decided to remove the scope exception for mortgage REITs and require a mortgage REIT that meets the requirements to be an investment company under GAAP to follow investment company guidance. The FASB is currently in the process of redeliberations and will continue to consider feedback received on this Exposure Draft. The Company is currently evaluating the potential impact that the proposal would have on the Company’s consolidated financial statements. This exposure draft is not related to, nor does it impact the Company’s ability to remain excluded as an Investment Company under the 1940 Act.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance is effective January 1, 2013 and is to be applied retrospectively. This guidance does not amend when the Company currently offsets its derivative positions. As a result, the Company does not expect this guidance to have a material effect on its financial statements.

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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of December 31, 2012:

	Fair Value as of December 31, 2012
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$67,079	$—	$67,079
AAA-rated CMBS (Fair Value Option)	—	138,248	—	138,248
CMBS – Hilton (Fair Value Option)	—	73,561	—	73,561
Interest rate swaps	—	(156)	—	(156)
Interest rate caps	—	1	—	1

Total	$—	$278,733	$—	$278,733

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

At December 31, 2012, the Company had AAA-rated CMBS with an aggregate face value of $273,343, which were also pledged to secure borrowings under the Wells Facility. See Note 8 – Borrowings for further discussion of the Wells Facility.

The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2012 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS – AAA-rated (Available-for-Sale)	$65,410	$67,109	$249	$(279)	$67,079
CMBS – AAA-rated (Fair Value Option)	134,694	136,354	2,061	(167)	138,248
CMBS – Hilton (Fair Value Option)	73,239	70,250	3,311	—	73,561

Total	$273,343	$273,713	$5,621	$(446)	$278,888

The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2011 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AAA-rated CMBS (Available-for-Sale)	$298,598	$301,980	$810	$(247)	$302,543
AAA-rated CMBS (Fair Value Option)	248,209	252,736	—	(1,284)	251,452

Total	$546,807	$554,716	$810	$(1,531)	$553,995

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

The overall statistics for the Company’s AAA-rated CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Credit Ratings *	AAA	AAA
Coupon	5.6%	5.6%
Yield	4.1%	4.3%
Weighted Average Life	1.8 years	1.2 years

*	Ratings per Fitch, Moody’s or S&P

The percentage vintage, property type, and location of the collateral securing the Company’s AAA-rated CMBS investments calculated on a weighted average basis as of December 31, 2012 and 2011 are as follows:

Vintage	December 31, 2012	December 31, 2011
2006	1%	7%
2007	99	93

Total	100%	100%

Property Type	December 31, 2012	December 31, 2011
Office	40.5%	36.5%
Retail	23.2	26.6
Multifamily	12.9	13.1
Hotel	10.5	10.8
Other *	12.9	13.0

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Location	December 31, 2012	December 31, 2011
South Atlantic	21.8%	23.0%
Middle Atlantic	21.4	21.9
Pacific	23.8	21.0
Other *	33.0	34.1

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans

The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2012:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Amortization Schedule	Property Size
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,571	$31,571	8.25%	30 year	151 rooms
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,419	27,419	8.00	30 year	73,419 sq. ft.
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,273	25,273	9.00	25 year	263 rooms
Mixed Use - South Boston, MA (1)	Apr-12	Dec-13	23,844	17,287	14,105	1.98	Interest only	20 acres
Condo Conversion - NY, NY (2)	Dec-12	Jan-15	45,000	45,000	44,553	9.00	Interest only	119,000 sq. ft.

Total/Weighted Average			$154,844	$146,550	$142,921	7.82%

(1)	This loan is a senior sub-participation interest in a $120,000 first mortgage that bears interest at a rate of LIBOR plus 172 basis points and includes a one-year extension option subject to repayment of $33,000 of the entire first mortgage (of which the Company will receive its pro rata portion) and the payment of a 0.50% fee of the outstanding balance of the entire first mortgage.
(2)	Includes a 1.00% origination fee, a LIBOR floor of 0.50%, two one-year extension options subject to certain conditions and the payment of a 0.50% fee for each extension.

During April 2012, a $24,000 two-year fixed rate first mortgage loan on a 155-room boutique hotel in midtown Manhattan was repaid. The loan had an interest rate of 8.00%. The Company repaid $15,444 of borrowings under the Company’s $100,000 master repurchase facility entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) in conjunction with this repayment.

The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule	Property Size
Hotel – NY, NY	Jan-10	Feb-15	$32,000	$31,798	8.25%	30 year	151 rooms
Office Condo (Headquarters) – NY, NY	Feb-10	Feb-15	28,000	27,644	8.00	30 year	73,419 sq. ft.
Hotel – Silver Spring, MD	Mar-10	Apr-15	26,000	25,564	9.00	25 year	263 rooms
Hotel – NY, NY	Aug-10	Aug-12	24,000	24,000	8.00	Interest only	155 rooms

Total			$110,000	$109,006	8.31%

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at December 31, 2012 and 2011.

Note 6 – Subordinate Loans

The Company’s subordinate loan portfolio was comprised of the following at December 31, 2012:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Amortization Schedule
Senior Mezz – Retail – Various	Dec-09	Dec-19	$30,000	$30,000	$30,000	12.24%	Interest only (1)
Junior Mezz – Retail – Various	Dec-09	Dec-19	20,000	20,000	20,000	14.00	Interest only (1)
Office – Michigan	May-10	Jun-20	9,000	8,912	8,912	13.00	25 year
Ski Resort – California	Apr-11	May-17	40,000	40,000	39,831	14.00	Interest only (2)
Hotel Portfolio – New York (3)	Aug-11	July-13	25,000	25,000	25,000	11.49	Interest only (4)
Retail Center – Virginia (5)	Oct-11	Oct-14	25,000	26,243	26,243	14.00	Interest only (5)
Hotel– New York (6)	Jan-12	Feb-14	15,000	15,000	15,013	12.00	Interest only (6)
Hotel– New York (7)	Mar-12	Mar-14	15,000	15,000	15,000	11.50	Interest only (7)
Mixed Use – North Carolina	Jul-12	Jul-22	6,525	6,525	6,525	11.10	Interest only
Office Complex – Missouri	Sept-12	Oct-22	10,000	9,979	9,979	11.75	30 year
Hotel Portfolio – Various (8)	Nov-12	Nov-15	50,000	49,950	49,743	11.11	30 year
Condo Conversion – NY, NY (9)	Dec-12	Jan-15	350	350	—	9.00	Interest only

Total/Weighted Average			$245,875	$246,959	$246,246	12.46%

(1)	Prepayments are prohibited prior to the fourth year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 1%.

(2)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 1%.
(3)	Includes a LIBOR floor of 1% and three one-year extension options subject to certain conditions and the payment of a 0.25% fee for the fourth and fifth year extensions.
(4)	Prepayments are prohibited prior to February 2013 and any prepayments thereafter are subject to spread maintenance premiums.
(5)	Interest rate of 14.0% includes a 10.0% current payment with a 4.0% accrual. There are two one-year extension options subject to certain conditions.
(6)	Includes a 1.00% origination fee, a one-year extension option subject to certain conditions and a 0.50% extension fee as well as a 1.50% exit fee.
(7)	Includes a LIBOR floor of 0.50%, two one-year extension options subject to certain conditions and the payment of a 0.50% fee for the second extension.
(8)	Includes a 0.50% origination fee, a one-year extension option subject to certain conditions and a 0.25% extension fee.
(9)	Includes a 1.00% origination fee on the entire balance of the loan (funded and unfunded), a LIBOR floor of 0.50%, two one-year extension options subject to certain conditions and the payment of a 0.50% fee for each extension. As of December 31, 2012, the Company had $34,650 of unfunded loan commitments related to this loan.

During June 2012, the Company modified the $40,000 subordinate loan secured by a ski resort in California. The modification was completed in connection with a modification of both the senior and junior loans in order to provide financial covenant relief to the borrower and included the addition of a 0.5% amendment fee and a 1.0% exit fee upon repayment of the loan. In addition, the interest rate on the mezzanine loan was increased by 0.75% to 14% until the earlier of (i) the loan being back in compliance with its original covenants; or (ii) April 2014. As of December 31, 2012, the mezzanine loan was current on its interest payments to the Company. All of the additional remuneration will be recognized over the remaining life of the loan.

The Company’s subordinate loan portfolio was comprised of the following at December 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule
Senior Mezz – Retail – Various	Dec - 09	Dec - 19	$30,000	$30,000	12.24%	Interest only (1)
Junior Mezz – Retail – Various	Dec - 09	Dec - 19	20,000	20,000	14.00	Interest only (1)
Office – Michigan	May -10	Jun - 20	9,000	8,950	13.00	25 year
Ski Resort – California	Apr - 11	May -17	40,000	40,000	13.25	Interest only (1)
Hotel Portfolio – New York (2)	Aug - 11	July - 13	25,000	25,000	11.49	Interest only (3)
Retail Center – Virginia (4)	Oct - 11	Oct - 14	25,000	25,136	14.00	Interest only (4)

Total/Weighted Average			$149,000	$149,086	13.00%

(1)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 0%.
(2)	Includes a LIBOR floor of 1% and three one-year extension options subject to certain conditions.
(3)	Prepayments are prohibited prior to February 2013 and any prepayments thereafter are subject to spread maintenance premiums.
(4)	Interest rate of 14.0% includes a 10.0% current payment with a 4.0% accrual. There are two one-year extension options subject to certain conditions.

The Company’s subordinate loan portfolio was comprised of the following at December 31, 2011:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Coupon	Amortization Schedule
Senior Mezz – Retail – Various	Dec - 09	Dec - 19	$30,000	$30,000	12.24%	Interest only (1)
Junior Mezz – Retail – Various	Dec - 09	Dec - 19	20,000	20,000	14.00	Interest only (1)
Office – Troy, MI	May - 10	Jun - 20	9,000	8,985	13.00	25 year

Total/Weighted Average			$59,000	$58,985	12.95%

(1)	Prepayments are prohibited prior to the third year of the loan and any prepayments thereafter are subject to prepayment penalties ranging from 5% to 0%.

The Company evaluates its loans for possible impairment on a quarterly basis. See Note 5 – Commercial Mortgage Loans for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at December 31, 2012 and December 31, 2011.

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

During 2012, the Company received $40,841 of principal repayments related to this repurchase agreement as well as $1,953 of make-whole interest payments.

Note 8 – Borrowings

At December 31, 2012 and 2011, the Company’s borrowings had the following weighted average maturities and interest rates:

	December 31, 2012				December 31, 2011
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity	Weighted Average Rate
Wells Facility borrowings	$225,155	1.1 years	*	1.8%	$221,980	1.6 years*	1.5%	**
JPMorgan Facility borrowings	3	5 days		2.7%	68,720	0.9 years	3.3%	L+250 ***
TALF borrowings	—	—		—%	251,327	1.3 years	2.8%	Fixed

Total borrowings	$225,158	1.1 years		1.8%	$542,027	1.3 years	2.3%

*	Assumes extension options on the Wells Facility with respect to the Hilton CMBS are exercised. See below for a description of the Wells Facility.
**	Borrowings outstanding under the Wells Facility bear interest at a LIBOR plus 125 basis points, 150 basis points or 235 basis points depending on the collateral pledged.

***	During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR + 250 basis points.

At December 31, 2012, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings*	$179,068	$46,087	$—	$—	$225,155
JPMorgan Facility borrowings	3	—	—	—	3

Total	$179,071	$46,087	$—	$—	$225,158

*	Assumes extension options on Wells Facility with respect to the Hilton CMBS are exercised. See below for a description of the Wells Facility.

The Company’s collateralized financings consisted borrowings under the Wells Facility and the Company’s $100,000 master repurchase facility entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) as well as TALF borrowings in 2011. The table below summarizes the outstanding balances, as well as the maximum and average balances as of December 31, 2012 and 2011.

		2012			2011
	Balance at December 31, 2012	Maximum Month-End Balance	Average Month-End Balance	Balance at December 31, 2011	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$225,155	$469,147	$283,100	$221,980	$242,728	$233,829
JPMorgan Facility borrowings	3	68,720	37,461	68,720	69,014	52,261
TALF borrowings	—	251,327	19,333	$251,327	$297,334	$271,035

Total	$225,158			$542,027

TALF Borrowings.    During 2010 and 2009, the Company secured $178,469 and $128,106, respectively, of financing through the TALF. The proceeds of the TALF loans were used to finance, in separately negotiated transactions, AAA-rated CMBS, with an aggregate face value of $210,908 and $151,045, respectively. All of the Company’s TALF loans were refinanced during 2012 with borrowings under the Wells Facility.

Repurchase Agreements.    In January 2010, the Company entered into the JPMorgan Facility. The Company may borrow up to $100,000 under the JPMorgan Facility in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Amounts borrowed under the JPMorgan Facility bear interest at a spread of 3.00% over one-month LIBOR with no floor. The JPMorgan Facility has a term of one-year, with two one-year extensions available at the Company’s option and upon the payment of the $500 extension fee for each one-year extension. The Company utilized the both extension options and the extended maturity date was January 4, 2013. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender.

During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR + 2.50%. The Company has borrowed under this facility from time to time as needed to fund the acquisition of additional assets. Upon the closing of the Company’s 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) offering August 2012, the Company repaid $53,014 of the Company’s outstanding borrowings under the JPMorgan Facility. At December 31, 2012, the Company had $3 of borrowings outstanding under the JPMorgan Facility.

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

During December 2011, the Company, through an indirect wholly-owned subsidiary entered into an Amendment Letter related to the Wells Facility to increase its maximum permitted borrowing under the facility from $250,000 to $506,000 in order to pay down its TALF borrowings and to finance the CMBS that had been financed under the TALF program. The Amendment Letter additionally adjusts the pricing margin for all assets financed under the Wells Facility occurring after December 22, 2011 from 1.25% to 1.50%, and adds a minimum liquidity covenant, requiring the Company to maintain at all times an amount in Repo Liquidity (as generally defined under the Wells Facility to include all amounts held in the collection account established under the Wells Facility for the benefit of Wells Fargo Bank, N.A., cash, cash equivalents, super-senior CMBS rated AAA by at least two rating agencies, and total amounts immediately and unconditionally available on an unrestricted basis under all outstanding capital commitments, subscription facilities and secured revolving credit or repurchase facilities) no less than the greater of 10% of total consolidated recourse indebtedness of the Company and $12,500. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) the applicable pricing margin. The Wells Facility matured in August 2012, with a one-year extension available at the Company’s option on all assets financed on or prior to December 22, 2011, subject to certain restrictions, and upon the payment of an extension fee equal to 0.25% on the then aggregate outstanding repurchase price for all such assets.

The Company utilized the additional capacity under the Wells Facility to refinance all of the Company’s outstanding TALF debt during January 2012 at a rate of LIBOR plus 150 basis points. Prior to the refinancing, the Company had TALF borrowings totaling $250,293 with a weighted average cost of funds of 2.8%. The increased borrowings under the Wells Facility related to this collateral totaled $264,401 and the Company entered into interest rate swap agreements with an initial aggregate notional value of $56,273 to economically hedge a portion of this floating-rate debt. During the year ended December 31, 2012, the Company repaid $187,620 of debt under the Wells Facility upon receiving paydowns from the Company’s CMBS and $123,064 upon the sale of a portion of the Company’s CMBS portfolio.

The Wells Facility was further amended during the second quarter of 2012 to provide an additional $100,000 of financing capacity for the purchase of Hilton CMBS at a rate of LIBOR plus 235 basis points with respect to borrowings secured by the Hilton CMBS. The additional $100,000 of capacity to finance the Hilton

CMBS matures in November 2014 and may be extended for an additional year upon the payment of an extension fee equal to 0.50% on the then aggregate outstanding repurchase price for all such assets. At December 31, 2012, the Company had $225,155 of borrowings outstanding under the Wells Facility.

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

The Company entered into interest rate swaps and forward-starting caps in an effort to economically hedge a portion of its floating-rate interest payments due under the Wells Facility as well as potential extensions of the collateral securing the Wells Facility borrowings. The Company’s derivative instruments consist of the following at December 31, 2012 and 2011:

		December 31, 2012			December 31, 2011
	Balance Sheet Location	Notional Value		Estimated Fair Value	Notional Value		Estimated Fair Value
Interest rate swaps	Derivative instruments	$80,881		$(156)	$241,850		$(666)
Interest rate caps	Derivative instruments	203,248	*	1	26,189	*	188

Total derivative instruments				$(155)			$(478)

*	Represents the notional December 31, 2012 and 2011 but does not include forward-starting notionals.

The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives at December 31, 2012 and 2011.

		Amount of loss recognized in income
	Location of Loss Recognized in Income	2012	2011
Interest rate swaps	Loss on derivative instruments – realized *	$(895)	$(1,831)
Interest rate swaps	Loss on derivative instruments – unrealized	510	$763
Interest rate caps	Loss on derivative instruments – unrealized	(187)	(1,628)

Total		$(572)	$(2,696)

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

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

For 2012, 2011 and 2010, respectively, the Company incurred approximately $6,139, $4,728 and $3,339 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For 2012, 2011 and 2010, respectively, the Company recorded expenses totaling $987, $802 and $1,920 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.

Included in payable to related party on the consolidated balance sheet at December 31, 2012 and December 31, 2011, respectively, is approximately $2,037 and $1,298 for base management fees incurred but not yet paid.

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

The Company recognized stock-based compensation expense of $3,624, $1,788 and $1,452 during 2012, 2011 and 2010, respectively, related to restricted stock and RSU vesting.

The following table summarizes the grants, exchanges and forfeitures of restricted stock and RSUs during 2012, 2011 and 2010:

Type	Date	Restricted Stock Granted/ (Retired)	RSUs Granted/ (Forfeited)	Estimated Fair Value on Grant Date	Initial Vesting	Final Vesting
Exchange	March 2010	(102,084)	102,084	1,796	July 1, 2010	September 29, 2012
Grant	April 2010	8,364	—	150	July 1, 2010	April 1, 2013
Grant	July 2010	—	5,000	80	October 1, 2010	July 1, 2013
Exchange	July 2010	(16,875)	16,875	269	October 1, 2010	September 29, 2012
Forfeiture*	August 2010	—	(5,000)	n/a	n/a	n/a
Forfeiture**	November 2010	(5,077)	—	n/a	n/a	n/a
Grant	December 2010	5,000	—	83	December 1, 2010	July 1, 2013
Grant	April 2011	9,204		150	July 1, 2011	April 1, 2014
Grant	April 2011	—	5,000	82	July 1, 2011	April 1, 2014
Grant	August 2011	—	308,750	4,586	January 1, 2012	January 1, 2014
Forfeiture *	December 2011	—	(30,000)	n/a	n/a	n/a
Forfeiture*	February 2012	—	(1,875)	n/a	n/a	n/a
Grant	March 2012	—	20,000	$310	March 2013	March 2015
Grant	April 2012	9,584	—	$150	July 2012	April 2015
Grant	August 2012	1,496	—	$25	July 2013	July 2015

Total		(90,388)	420,834

*	Represents RSUs forfeited by a former employee of the Manager in connection with such employee’s resignation from the Manager.
**	Represents restricted stock forfeited by a former director of the Company in connection with such director’s resignation from the Company’s board of directors.

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2012.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
January 2013	2,507	93,749	96,256
March 2013	—	6,666	6,666
April 2013	2,505	834	3,339
July 2013	3,273	834	4,107
October 2013	1,189	416	1,605
January 2014	1,564	93,335	94,899
March 2014	—	6,667	6,667
April 2014	1,568	417	1,985
July 2014	2,100	—	2,100
January 2015	796	—	796
March 2015	—	6,667	6,667
April 2015	800	—	800
July 2015	500	—	500

	16,802	209,585	226,387

RSU Deliveries

During 2012, the Company delivered 67,354 shares of common stock for 112,084 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the consolidated statement of changes in stockholders equity. The adjustment was $779 in 2012 and is included a reduction of capital increase related to equity incentive plan in the consolidated statement of changes in shareholders’ equity.

Note 12 – Stockholders’ Equity

The Company’s authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2012, 28,044,106 shares of common stock were issued and outstanding and there were 3,450,000 shares of preferred stock issued and outstanding.

Preferred Offering.    During August 2012, the Company completed an underwritten public offering of 3,450,000 shares of its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock with a liquidation preference of $25.00 per share including 450,000 shares issued pursuant to the underwriters option to purchase additional shares. Net proceeds from the offering, after the underwriting discount and estimated offering expenses payable by the Company, were $83,199.

Common Offering.    During October 2012, the Company completed a follow-on public offering of 7,000,000 shares of its common stock at a price of $16.81 per share. During November 2012, the underwriters partially exercised their option to purchase additional shares of common stock and purchased 404,640 shares of common stock at $16.81 per share. The aggregate net proceeds from the entire offering, including proceeds from the sale of the additional shares, were $124,066, after deducting estimated offering expenses payable by the Company.

Common Offering.    During July 2011, the Company sold an aggregate of 3,000,000 shares of common stock at a price of $16.66 per share in a private offering. The shares were first sold to J.P. Morgan Securities LLC, as initial purchaser which purchased the shares for resale to Investors Insurance Corporation and Liberty Life Insurance Company, two affiliated U.S. insurance companies, and received a selling commission of $0.33 per share, resulting in net proceeds to the Company before offering expenses of $16.33 per share. The offering price was equal to the Company’s June 30, 2011 basic book value per share and represents a premium of approximately 4.65% over the closing price of $15.92 as of July 25, 2011. The offering closed on July 29, 2011 and generated net proceeds before offering expenses of approximately $48,980. The investors were known to the Company’s management team by virtue of being subsidiaries of a portfolio company of an Apollo fund and separate accounts.

In connection with this offering, our board of directors has created an excepted holder limit of 15% in the aggregate for Investors Insurance Corporation and Liberty Life Insurance Company and certain of their respective specified affiliates.

Share Repurchase.    During August 2011, the Company announced that its board of directors had authorized the repurchase of up to $35,000 of its outstanding common stock over a period of one year. The Company has not effected any repurchases of its shares of common stock pursuant to this program.

Dividends.    During 2012 and 2011, the Company has declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
March 10, 2011	March 31, 2011	April 12, 2011	$0.40
May 10, 2011	June 30, 2011	July 12, 2011	$0.40
August 4, 2011	September 30, 2011	October 12, 2011	$0.40
November 3, 2011	December 31, 2011	January 12, 2012	$0.40
February 28, 2012	March 31, 2012	April 12, 2012	$0.40
May 3, 2012	June 29, 2012	July 12, 2012	$0.40
August 6, 2012	September 28, 2012	October 12, 2012	$0.40
November 1, 2012	December 31, 2012	January 14, 2013	$0.40

During 2012 and 2011, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
September 13, 2012	September 28, 2012	October 15, 2012	$0.4432	*
December 13, 2012	December 31, 2012	January 15, 2013	$0.5391

*	Partial payment for the period from the date of issuance (August 1, 2012) through October 15, 2012.

Note 13 – Commitments and Contingencies

Loan Commitments.    As described in Note 6, the Company had $34,650 of unfunded loan commitments related to the condominium conversion loan as of December 31, 2012.

Deferred Underwriting Fee.    At the closing of the IPO, the Company’s underwriters did not receive any payment directly from the Company for the underwriting fee equal to 5% of the gross proceeds raised in the IPO, or $10,000 in total. The Manager paid the underwriters $8,000 on the Company’s behalf at closing (4% of the gross proceeds raised in the IPO) and the underwriters agreed to defer the receipt of $2,000 (1% of the gross proceeds raised in the IPO). The Company agreed to pay $8,000 to the Manager and pay $2,000 to the underwriters if during any period of four consecutive calendar quarters during the 16 full calendar quarters after the consummation of the IPO (as described below) the Company’s Core Earnings (as defined below) for any such four-quarter period exceeds an 8% performance Hurdle Rate (as described below).

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

Note 14 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$108,619	$108,619	$21,568	$21,568
Commercial first mortgage loans	142,921	150,144	109,006	116,516
Subordinate loans	246,246	250,520	149,086	154,778
Repurchase agreements	6,598	6,598	47,439	47,415
TALF borrowings	—	—	(251,327)	(256,171)
Borrowings under repurchase agreements	(225,158)	(225,158)	(290,700)	(290,700)

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

Note 15 – Net Income (Loss) per Share

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

The table below presents basic and diluted net income per share of common stock using the two-class method for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
	2012	2011	2010
Numerator:
Net income	$40,181	$25,882	$10,999
Preferred dividends	(3,079)	—	—

Net income available to common stockholders	37,102	25,882	10,999

Dividends declared on common stock	(35,899)	(30,494)	(21,507)
Dividends on participating securities	(629)	(431)	(169)

Net income (loss) attributable to common stockholders	$574	$(5,043)	$(10,677)

Denominator:
Weighted average shares of common stock outstanding	22,648,819	18,840,954	12,679,277
Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$1.61	$1.62	$1.71
Undistributed income (loss)	0.03	$(0.27)	$(0.84)

Basic and diluted net income (loss) per share of common stock	$1.64	$1.35	$0.87

For 2011 and 2010, respectively, unvested RSUs of 248,623 and 88,902 were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

Note 16 – Summarized Quarterly Results (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Net interest income:
Interest income from securities	$5,323	$6,656	$3,230	$6,448	$3,674	$6,316	$3,120	$5,904
Interest income from commercial mortgage loans	2,234	2,313	2,791	2,297	2,825	2,276	2,930	2,267
Interest income from subordinate loans	5,313	1,909	5,859	3,167	6,144	3,784	7,350	4,817
Interest income from repurchase agreements	1,559	60	2,000	1,552	2,361	1,576	366	1,576
Interest expense	(3,242)	(3,339)	(1,929)	(3,781)	(1,768)	(3,716)	(1,463)	(3,618)

Net interest income	11,187	7,599	11,951	9,683	13,236	10,236	12,303	10,946
Operating expenses:
General and administrative expenses	(2,036)	(1,380)	(2,762)	(1,412)	(2,430)	(1,297)	(1,315)	(1,563)
Management fees to related party	(1,289)	(1,088)	(1,292)	(1,101)	(1,518)	(1,241)	(2,040)	(1,297)

Total operating expenses	(3,325)	(2,468)	(4,054)	(2,513)	(3,948)	(2,538)	(3,355)	(2,860)
Interest income from cash balances	1	5	—	3	—	2	6	1
Realized loss on sale of security	262	—	—	—	—	—	—	—
Unrealized gain (loss) on securities	1,385	26	2,078	1,366	3,010	(1,511)	16	600
Gain (loss) on derivative instruments	(417)	18	(65)	(2,019)	(87)	(677)	(2)	(18)

Net income (loss)	9,093	5,180	9,910	6,520	12,211	5,512	8,968	8,669

Preferred dividends	—	—	—	—	(1,219)	—	(1,860)	—

Net income available to common stockholders	$9,093	$5,180	$9,910	$6,520	10,992	$5,512	$7,108	$8,669

Basic and diluted net income per share of common stock	$0.43	$0.29	$0.47	$0.37	$0.52	$0.28	$0.26	$0.41

Basic and diluted weighted average common shares outstanding	20,966,426	17,670,787	20,991,450	17,684,991	20,992,312	19,966,594	27,297,600	20,989,828
Dividend declared per share of common stock	$0.40	$0.40	$0.40	$0.40	$0.40	$0.40	$0.40	$0.40

Note 17 – Subsequent Events

Investment activity.  In January 2013, the Company provided a $60,000 mezzanine loan commitment secured by a pledge of preferred equity interests in the owner of a to-be-developed 352,624 net saleable square foot, 57-story, 146-unit condominium tower located in the TriBeCa neighborhood of New York City. The Company provided $46,000 of financing at closing and expects to provide an additional $14,000 within six months following the initial closing. The interest rate on the mezzanine loan is 13.25%. The Company received a 1.0% origination fee and the borrower is obligated to pay a 1.0% exit fee on the fully funded balance of the loan. When fully funded, the Company expects that its loan basis will represent an underwritten loan-to-net sellout of approximately 54%. The mezzanine loan has a term of 54 months with one extension option of 12-months.

In February 2013, the Company provided an $18,000 mezzanine loan secured by a pledge of the equity interests in the owner of two buildings in midtown Manhattan. The buildings contain a total of 181,637 rentable square feet that is being converted into 215 multifamily rental units. The mezzanine loan is part of a $90,000, three-year (two-year initial term with one one-year extension option) interest-only, floating rate financing comprised of the mezzanine loan and a $72,000 first mortgage loan. Initially, the interest rate on the mezzanine loan is LIBOR+10.0% and will increase to LIBOR+11.0% as certain mortgage funding hurdles are met. The Company received a 1.00% transaction fee at closing. When the first mortgage loan is fully funded, the Company expects that the mezzanine loan will have an LTV of approximately 60%.

In February 2013, the Company provided a $25,000 mezzanine loan secured by a pledge of the equity interests in the owner of a portfolio of four hotels totaling 1,231 keys located in Rochester, Minnesota. The hotels are within walking distance of the Mayo Clinic, an internationally renowned health care facility that treats over 1 million patients annually from around the world. The mezzanine loan is part of a $145,000 five-year, fixed rate loan, comprised of a $120,000 first mortgage loan and the mezzanine loan, which was provided in connection with the acquisition of the portfolio. The interest rate on the mezzanine loan is 11.0%. The mezzanine loan has an appraised loan-to-value of approximately 69%.

Dividends.    On February 27, 2013, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on April 29, 2013 to common stockholders of record on March 28, 2013.

Repurchase Facilities.    In February 2013, the Company, through two of the Company’s subsidiaries, entered into a Second Amended and Restated Master Repurchase Agreement (the “Amended Master Repurchase Agreement”) with JPMorgan. The Amended Master Repurchase Agreement extended the maturity date of the JPMorgan Facility to January 31, 2014, with an option to further extend the maturity date for 364 days, subject to the Company’s satisfaction of certain customary conditions. Pricing on the JPMorgan Facility will remain at LIBOR+2.5%. The Company has paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and, if the 364-day extension option is exercised, it will be required to pay an extension fee of 0.25% of the facility amount. The Company has agreed to provide a guarantee of the obligations of its borrower subsidiaries under the Amended Master Repurchase Agreement.

In February 2013, the Company amended the Wells Facility to reduce the interest rate as follows: (i.) with respect to the outstanding borrowings used to provide financing for the AAA CMBS, the interest rate was reduced to LIBOR+1.05% from LIBOR+1.25%—1.50% (depending on the collateral pledged); and (ii.) with respect to the outstanding borrowings used to provide financing for the Hilton CMBS, the interest rate was reduced to LIBOR+1.75% from LIBOR+2.35%. In addition, the maturity date of the Wells Facility with respect to the outstanding borrowings used to provide financing for the AAA CMBS was extended to March 2014.

Repayments.    In January 2013, the repurchase agreement secured by CDO bonds was repaid in full. Upon the repayment, the Company realized a 17% IRR on its investment.

In February 2013, the Company received principal repayment on two mezzanine loans totaling $50,000 secured by a portfolio of retail shopping centers located throughout the United States. In connection with the repayment, the Company received a yield maintenance payment totaling $2,500. With the yield maintenance payment, the Company realized a 15% IRR on its mezzanine loan investment.

Corporate Governance – In February 2013, the Board of Directors appointed Megan Gaul as Chief Financial Officer, Secretary and Treasurer of the Company as of April 1, 2013. Ms. Gaul will assume those titles from Mr. Rothstein, who held those titles in addition to his existing titles of Chief Executive Officer and President. Ms. Gaul previously served as the Controller of the Manager, a position she has held since she joined Apollo Global Management, the owner of the Manager, in 2009.

Schedule IV — Mortgage Loans on Real Estate

December 31, 2012

Property Type	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face amount of loans	Carrying amount of loans
Commercial mortgage loans
Hotel	New York	8.25%	Feb - 15	30 year	$31,571	$31,571
Office Condo (Headquarters)	New York	8.00%	Feb - 15	30 year	27,419	27,419
Hotel	Maryland	9.00%	Apr -15	25 year	25,273	25,273
Mixed Use	Massachusetts	1.98%	Dec -13	Interest only	17,287	14,105
Condo Conversion	New York	9.00%	Jan - 15	Interest only	45,000	44,553

Total commercial mortgage loans					146,550	142,921

Subordinate loans (1)
Retail	Various US cities	12.24%	Dec - 19	Interest only	30,000	30,000
Retail	Various US cities	14.00%	Dec - 19	Interest only	20,000	20,000
Office	Michigan	13.00%	Jun - 20	25 year	8,912	8,912
Ski Resort	California	13.25%	May - 17	Interest only	40,000	39,831
Hotel Portfolio	New York	11.49%	July - 13	Interest only	25,000	25,000
Retail Center	Virginia	14.00%	Oct - 14	Interest only	26,243	26,243
Hotel	New York	12.00%	Feb - 14	Interest only	15,000	15,013
Hotel	New York	11.50%	Mar - 14	Interest only	15,000	15,000
Mixed Use	North Carolina	11.10%	Jul - 22	Interest only	6,525	6,525
Office Complex	Missouri	11.75%	Oct - 22	30 year	9,979	9,979
Hotel Portfolio	Various US cities	11.11%	Nov - 15	30 year	49,950	49,743
Condo Conversion	New York	9.00%	Jan - 15	Interest only	350	—

Total subordinate loans					246,959	246,246

Total					$393,509	$389,167	(2)

(1)	Subject to prior liens.
(2)	The aggregate cost for federal income tax purposes is $389,167.

The following table summarizes the changes in the carrying amounts of mortgage loans during the 2012 and 2011.

Reconciliation of Carrying Amount of Loans

	2012	2011
Balance at beginning of year	$258,092	$168,680
New mortgage loans	159,465	98,936
Collections of principal	(31,408)	(9,524)
Discount accretion	3,018	—

Balance at the close of year	$389,167	$258,092

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, the Company’s management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 65 of this annual report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement relating to its annual meeting of stockholders to be held on or about May 2, 2013 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2012.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

Item 11.	Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

Item 14.	Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

The consolidated financial statements and related schedule of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 65 through 95 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8 “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2)	Financial Statement Schedule:

Schedule IV — Mortgage Loans on Real Estate as of December 31, 2012.

(3)	Exhibits Files:

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

3.3*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.2*	Form of stock certificate evidencing the 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation reference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

10.1*	Registration Rights Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and the parties named therein, incorporated by reference Exhibit 10.1 of the Registrant’s Form 10-Q for the period ending September 30, 2009.

10.2*	Management Agreement, dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and ACREFI Management, LLC., incorporated by reference Exhibit 10.2 of the Registrant’s Form 10-Q for the period ending September 30, 2009.

10.3*	License Agreement dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and Apollo Global Management, LLC, incorporated by reference Exhibit 10.3 of the Registrant’s Form 10-Q for the period ending September 30, 2009.

10.4*	Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8, as amended (Registration No. 333-162246).

10.5*	Form of Restricted Stock Award Agreement entered into by Apollo Commercial Real Estate Finance, Inc.‘s directors, officers, Manager and certain of its personnel, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.6*	Form of Indemnification Agreement entered into by Apollo Commercial Real Estate Finance, Inc.‘s directors and officers, incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.7*	Purchase Agreement, dated as of July 25, 2011, among Apollo Commercial Real Estate Finance, Inc., ACREFI Management, LLC and J.P. Morgan Securities LLC incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the period ending September 30, 2011.

10.8*	Registration Rights Agreement, dated as of July 29, 2011, between Apollo Commercial Real Estate Finance, Inc. and J.P. Morgan Securities LLC on behalf of certain holders named therein incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the period ending September 30, 2011.

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

Date: March 1, 2013	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2013	By:	/s/ Joseph F. Azrack Joseph F. Azrack Director

Date: March 1, 2013	By:

/s/ Stuart A. Rothstein

Stuart A. Rothstein

President, Chief Executive Officer,

Chief Financial Officer, Treasurer, Secretary and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: March 1, 2013	By:	/s/ Eric L. Press Eric L. Press Director

Date: March 1, 2013	By:	/s/ Alice Connell Alice Connell Director

Date: March 1, 2013	By:	/s/ Mark C. Biderman Mark C. Biderman Director

Date: March 1, 2013	By:	/s/ Douglas D. Abbey Douglas D. Abbey Director

Date: March 1, 2013	By:	/s/ Michael E. Salvati Michael E. Salvati Director