Form 10-Q
period 2013-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2013-05-03
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, there were 36,880,410 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	March 31, 2013	December 31, 2012
Assets:
Cash	$225,723	$108,619
Securities available-for-sale, at estimated fair value	64,216	67,079
Securities, at estimated fair value	198,457	211,809
Commercial mortgage loans, held for investment	142,833	142,921
Subordinate loans, held for investment	286,569	246,246
Repurchase agreements, held for investment	—	6,598
Interest receivable	4,475	4,277
Deferred financing costs, net	1,239	678
Other assets	—	203

Total Assets	$923,512	$788,430

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$211,944	$225,158
Derivative instruments, net	83	155
Accounts payable and accrued expenses	1,524	1,265
Payable to related party	2,160	2,037
Dividends payable	16,616	12,891

Total Liabilities	232,327	241,506

Commitments and Contingencies (see Note 13)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and 3,450,000 shares issued and outstanding in 2013 and 2012	35	35
Common stock, $0.01 par value, 450,000,000 shares authorized, 36,869,106 and 28,044,106 shares issued and outstanding in 2013 and 2012, respectively	369	280
Additional paid-in-capital	695,266	546,065
Retained earnings (accumulated deficit)	(4,297)	574
Accumulated other comprehensive loss	(188)	(30)

Total Stockholders’ Equity	691,185	546,924

Total Liabilities and Stockholders’ Equity	$923,512	$788,430

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three months ended March 31,
	2013	2012
Net interest income:
Interest income from securities	$3,087	$5,323
Interest income from commercial mortgage loans	3,592	2,234
Interest income from subordinate loans	11,454	5,313
Interest income from repurchase agreements	2	1,559
Interest expense	(1,068)	(3,242)

Net interest income	17,067	11,187

Operating expenses:

General and administrative expenses (includes $883 and $1,083 of equity based compensation in 2013 and 2012, respectively)	(1,895)	(2,036)
Management fees to related party	(2,160)	(1,289)

Total operating expenses	(4,055)	(3,325)
Interest income from cash balances	—	1
Realized gain on sale of securities	—	262
Unrealized gain (loss) on securities	(1,080)	1,385
Gain (loss) on derivative instruments (includes $72 and $(5) of unrealized gains (losses) in 2013 and 2012, respectively)	—	(417)

Net income	11,932	9,093

Preferred dividends	(1,860)	—

Net income available to common stockholders	$10,072	$9,093

Basic and diluted net income per share of common stock	$0.33	$0.43

Basic and diluted weighted average shares of common stock outstanding	30,105,939	20,966,426

Dividend declared per share of common stock	$0.40	$0.40

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

(in thousands)

	Three months ended March 31,
	2013	2012
Net income available to common stockholders	$10,072	$9,093
Change in net unrealized gain (loss) on securities available-for-sale	(158)	(181)

Comprehensive income	$9,914	$8,912

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share data)

							Retained	Accumulated
						Additional	Earnings	Other
	Preferred Stock		Common Stock			Paid In	(Accumulated	Comprehensive
	Shares	Par	Shares	Par		Capital	Deficit)	Income	Total
Balance at January 1, 2013	3,450,000	$35	28,044,106	$280		$546,065	$574	$(30)	$546,924
Capital increase related to Equity Incentive Plan	—	—	—	—		883	—	—	883
Issuance of restricted common stock	—	—	20,000		*	—	—	—	*
Issuance of common stock	—	—	8,805,000	89		148,715	—	—	148,804
Offering costs	—	—	—	—		(397)	—	—	(397)
Net income	—	—	—	—		—	11,932	—	11,932
Change in net unrealized gain on securities available-for-sale	—	—	—	—		—	—	(158)	(158)
Dividends on common stock	—	—	—	—		—	(14,943)	—	(14,943)
Dividends on preferred stock	—	—	—	—		—	(1,860)	—	(1,860)

Balance at March 31, 2013	3,450,000	$35	36,869,106	$369		$695,266	$(4,297)	$(188)	$691,185

*	Rounds to zero.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	For three months ended March 31, 2013	For three months ended March 31, 2012
Cash flows provided by operating activities:
Net income	$11,932	$9,093
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(938)	1,560
Amortization of deferred financing costs	193	735
Equity-based compensation	883	1,083
Unrealized gain on securities	1,080	(1,385)
Unrealized gain on derivative instruments	(72)	5
Realized gain on sale of security	—	(262)
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(1,401)	1,267
Other assets	203	3
Accounts payable and accrued expenses	(85)	(324)
Payable to related party	123	(9)

Net cash provided by operating activities	11,918	11,766

Cash flows used in investing activities:
Proceeds from sale of securities available-for-sale	—	121,338
Proceeds from sale of securities at estimated fair value	—	16,918
Fees received from commercial mortgage loans	280	—
Funding of subordinate loans	(91,297)	(29,833)
Funding of repurchase agreements	—	—
Principal payments received on securities available-for-sale	2,544	29,271
Principal payments received on securities at estimated fair value	12,429	56,037
Principal payments received on commercial mortgage loans	623	189
Principal payments received on subordinate loans	52,305	10
Principal payments received on repurchase agreements	6,598	—

Net cash provided by (used in) investing activities	(16,518)	193,930

Cash flows from financing activities:
Proceeds from issuance of common stock	148,804	—
Payment of offering costs	(308)	—
Repayments of TALF borrowings	—	(251,327)
Proceeds from repurchase agreement borrowings	—	264,401
Repayments of repurchase agreement borrowings	(13,214)	(199,844)
Deferred financing costs	(500)	(500)
Dividends on common stock	(11,218)	(8,542)
Dividends on preferred stock	(1,860)	—

Net cash provided by (used in) financing activities	121,704	(195,812)

Net increase in cash and cash equivalents	117,104	9,884
Cash and cash equivalents, beginning of period	108,619	21,568

Cash and cash equivalents, end of period	$225,723	$31,452

Supplemental disclosure of cash flow information:
Interest paid	$916	$2,809

Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$16,616	$8,553

Deferred financing costs, not yet paid	$254	$—

Offering costs payable	$395	$204

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included.

The Company currently operates in one business segment.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance is effective January 1, 2013 and is to be applied retrospectively. This guidance does not amend when the Company currently offsets its derivative positions. As a result, the Company did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an update which includes amendments that require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (OCI) on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. The new requirement presents information on amounts reclassified out of accumulated OCI and their corresponding effect on net income in one place or in some cases, provides for cross-references to related footnote disclosures. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The estimated fair value of the CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information. The estimated fair values of the Company’s securities are based on observable market parameters and are classified as Level II in the fair value hierarchy.

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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of March 31, 2013:

	Fair Value as of March 31, 2013
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$64,216	$—	$64,216
AAA-rated CMBS (Fair Value Option)	—	125,338	—	125,338
CMBS – Hilton (Fair Value Option)	—	73,119	—	73,119
Interest rate swaps	—	(84)	—	(84)
Interest rate caps	—	1	—	1

Total	$—	$262,590	$—	$262,590

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

Note 4 – Debt Securities

At March 31, 2013, the Company had CMBS with an aggregate face value of $258,369 which were pledged to secure borrowings under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”). This was comprised of AAA-rated CMBS with an aggregate face value of $185,974 and CMBS with a face amount of $72,395 for which the obligors are certain special purpose entities formed in 2010 to hold substantially all of the assets of Hilton Worldwide, Inc. (the “Hilton CMBS”). The Hilton CMBS has a current interest rate of one-month London InterBank Offered Rate (“LIBOR”)+2.30% which increases to LIBOR+3.30% on November 12, 2013 and LIBOR+3.80% on November 12, 2014. The Hilton CMBS receives principal repayments according to a schedule that is approximately equivalent to a 16-year amortization schedule and has a yield of 5.6%.

The amortized cost and estimated fair value of the Company’s debt securities at March 31, 2013 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS – AAA-rated (Available-for-Sale)	$62,866	$64,404	$188	$(376)	$64,216
CMBS – AAA-rated (Fair Value Option)	123,108	124,420	1,232	(314)	125,338
CMBS – Hilton (Fair Value Option)	72,395	69,912	3,207	—	73,119

Total	$258,369	$258,736	$4,627	$(690)	$262,673

The gross unrealized loss related to the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at March 31, 2013 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.

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

The overall statistics for the Company’s AAA-rated CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Credit Ratings *	AAA	AAA
Coupon	5.6%	5.6%
Yield	4.6%	4.1%
Weighted Average Life	1.8 years	1.8 years

*	Ratings per Fitch Group, Moody’s Investors Service or Standard & Poor’s.

The percentage vintage, property type, and location of the collateral securing the Company’s AAA-rated CMBS investments calculated on a weighted average basis as of March 31, 2013 and December 31, 2012 are as follows:

Vintage	March 31, 2013	December 31, 2012
2006	—%	1%
2007	100	99

Total	100%	100%

Property Type	March 31, 2013	December 31, 2012
Office	41.0%	40.5%
Retail	22.9	23.2
Multifamily	12.2	12.9
Hotel	10.7	10.5
Other *	13.2	12.9

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Location	March 31, 2013	December 31, 2012
Middle Atlantic	22.7%	21.4%
South Atlantic	22.5	21.8
Pacific	22.1	23.8
Other *	32.7	33.0

Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans

The Company’s commercial mortgage loan portfolio was comprised of the following at March 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,501	$31,501	Fixed	151 rooms
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,351	27,351	Fixed	73,419 sq. ft.
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,186	24,935	Fixed	263 rooms
Mixed Use – South Boston, MA (1)	Apr-12	Dec-13	23,844	16,890	14,444	Floating	20 acres
Condo Conversion – NY, NY (2)	Dec-12	Jan-15	45,000	45,000	44,602	Floating	119,000 sq. ft.

Total/Weighted Average			$154,844	$145,928	$142,833	7.84%

(1)	This loan is a senior sub-participation interest in a $120,000 first mortgage. In December 2012, the borrower exercised a one-year extension option subject upon repayment of $33,000 of the entire first mortgage (of which the Company received its pro rata portion) and the payment of a fee on the outstanding balance of the entire first mortgage.
(2)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

During March 2013, the Company consented to the transfer of the controlling ownership of the borrower under the Silver Spring, Maryland loan. In conjunction with its consent, the Company received a $280 fee which will be recognized over the remaining life of the loan.

The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2012:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,571	$31,571	Fixed	151 rooms
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,419	27,419	Fixed	73,419 sq. ft.
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,273	25,273	Fixed	263 rooms
Mixed Use – South Boston, MA (1)	Apr-12	Dec-13	23,844	17,287	14,105	Floating	20 acres
Condo Conversion – NY, NY (2)	Dec-12	Jan-15	45,000	45,000	44,553	Fixed	119,000 sq. ft.

Total/Weighted Average			$154,844	$146,550	$142,921	7.82%

(1)	This loan is a senior sub-participation interest in a $120,000 first mortgage. In December 2012, the borrower exercised a one-year extension option subject upon repayment of $33,000 of the entire first mortgage (of which the Company received its pro rata portion) and the payment of a fee on the outstanding balance of the entire first mortgage
(2)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at March 31, 2013 and December 31, 2012.

Note 6 – Subordinate Loans

The Company’s subordinate loan portfolio was comprised of the following at March 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,897	$8,897	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,855	Fixed
Hotel Portfolio – New York (1)	Aug-11	July-13	25,000	25,000	25,000	Floating
Retail Center – Virginia (2)	Oct-11	Oct-14	25,000	24,442	24,442	Fixed
Hotel– New York (3)	Jan-12	Feb-14	15,000	15,000	15,058	Fixed
Hotel– New York (4)	Mar-12	Mar-14	15,000	15,000	15,000	Floating
Mixed Use – North Carolina	Jul-12	Jul-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,945	9,945	Fixed
Hotel Portfolio – Various (5)	Nov-12	Nov-15	50,000	49,799	49,620	Floating
Condo Conversion – NY, NY (6)	Dec-12	Jan-15	350	350	—	Floating
Condo Construction – NY, NY (7)	Jan-13	Jul-17	49,139	50,009	49,420	Fixed
Multifamily Conversion – NY, NY (8)	Jan-13	Dec-14	18,000	18,000	17,839	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,968	24,968	Fixed

Total/Weighted Average			$288,014	$287,935	$286,569	12.24%

(1)	Includes three one-year extension options subject to certain conditions and the payment of a fee for the fourth and fifth year extensions.
(2)	Includes two one-year extension options subject to certain conditions.
(3)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.
(4)	Includes two one-year extension options subject to certain conditions and the payment of a fee for the second extension.
(5)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.
(6)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. As of March 31, 2013, the Company had $34,650 of unfunded loan commitments related to this loan.
(7)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee. As of March 31, 2013, the Company had $10,861 of unfunded loan commitments related to this loan.
(8)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

In February 2013, the Company received principal repayment on two mezzanine loans totaling $50,000 secured by a portfolio of retail shopping centers located throughout the United States. In connection with the repayment, the Company received a yield maintenance payment totaling $2,500. With the yield maintenance payment, the Company realized a 15% internal rate of return (“IRR”) on its mezzanine loan investment. For a description of how IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Results of Operations – Investments”.

The Company’s subordinate loan portfolio was comprised of the following at December 31, 2012:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	$30,000	Fixed
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	20,000	Fixed
Office - Michigan	May-10	Jun-20	9,000	8,912	8,912	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,831	Fixed
Hotel Portfolio – New York (1)	Aug-11	July-13	25,000	25,000	25,000	Floating

Retail Center – Virginia (2)	Oct-11	Oct-14	25,000	26,243	26,243	Fixed
Hotel– New York (3)	Jan-12	Feb-14	15,000	15,000	15,013	Fixed
Hotel– New York (4)	Mar-12	Mar-14	15,000	15,000	15,000	Floating
Mixed Use – North Carolina	Jul-12	Jul-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,979	9,979	Fixed
Hotel Portfolio – Various (5)	Nov-12	Nov-15	50,000	49,950	49,743	Floating
Condo Conversion – NY, NY (6)	Dec-12	Jan-15	350	350	—	Floating

Total/Weighted Average			$245,875	$246,959	$246,246	12.46%

(1)	Includes three one-year extension options subject to certain conditions and the payment of a fee for the fourth and fifth year extensions.
(2)	Includes two one-year extension options subject to certain conditions.
(3)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.
(4)	Includes two one-year extension options subject to certain conditions and the payment of a fee for the second extension.
(5)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.
(6)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. As of December 31, 2012, the Company had $34,650 of unfunded loan commitments related to this loan.

The Company evaluates its loans for possible impairment on a quarterly basis. See “Note 5 – Commercial Mortgage Loans” for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at March 31, 2013 and December 31, 2012.

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

In January 2013, the repurchase agreement was repaid in full. Upon the repayment, the Company realized a 17% IRR on its investment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Investments” for a discussion of IRR.

Note 8 – Borrowings

At March 31, 2013 and December 31, 2012, the Company had borrowings outstanding under the Company’s master repurchase agreement entered into with JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “JPMorgan Facility”) and the Wells Facility. At March 31, 2013 and December 31, 2012, the Company’s borrowings had the following debt balances, weighted average maturities and interest rates:

	March 31, 2013				December 31, 2012
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$211,941	1.3 years	*	1.4%	$225,155	1.1 years	*	1.8%		**
JPMorgan Facility borrowings	3	1.8 years	*	2.7%	3	5 days		2.7%	L+250

Total borrowings	$211,944	1.3 years		1.4%	$225,158	1.1 years		1.8%

*	Assumes extension options on the Wells Facility and JPMorgan Facility are exercised.
**	At December 31, 2012, borrowings outstanding under the Wells Facility bore interest at a LIBOR plus 125 basis points, 150 basis points or 235 basis points depending on the collateral pledged. At March 31, 2013, borrowings outstanding under the Wells Facility bore interest at a LIBOR plus 105 basis points or 175 basis points depending on the collateral pledged.

At March 31, 2013, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings*	$166,467	$45,474	$—	$—	$211,941
JPMorgan Facility borrowings	—	3	—	—	3

Total	$166,467	$45,477	$—	$—	$211,944

*	Assumes extension options on Wells Facility with respect to the Hilton CMBS are exercised.

At March 31, 2013, the Company’s collateralized financings were comprised of borrowings outstanding under the JPMorgan Facility and the Wells Facility. The table below summarizes the outstanding balances at March 31, 2013 as well as the maximum and average balances for the three months ended March 31, 2013.

		For the three months ended March 31, 2013
	Balance at March 31, 2013	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$211,941	$225,155	$216,947
JPMorgan Facility borrowings	3	3	3

Total	$211,944

In February 2013, the Company, through two of the Company’s subsidiaries, entered into a Second Amended and Restated Master Repurchase Agreement (the “Amended JPMorgan Master Repurchase Agreement”) with JPMorgan. The Amended JPMorgan Master Repurchase Agreement extended the maturity date of the JPMorgan Facility to January 31, 2014, with an option to further extend the maturity date for 364 days, subject to the Company’s satisfaction of certain customary conditions. The interest rate on the JPMorgan Facility is LIBOR+2.5%. The Company paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and, if the 364-day extension option is exercised, it will be required to pay an extension fee of 0.25% of the facility amount. The Company has agreed to provide a guarantee of the obligations of its borrower subsidiaries under the Amended JPMorgan Master Repurchase Agreement.

In February 2013, the Company amended the Wells Facility to reduce the interest rate as follows: (i) with respect to the outstanding borrowings used to provide financing for the AAA-rated CMBS, the interest rate was reduced to LIBOR+1.05% from LIBOR+1.25% - 1.50% (depending on the collateral pledged); and (ii) with respect to the outstanding borrowings used to provide financing for the Hilton CMBS, the interest rate was reduced to LIBOR+1.75% from LIBOR+2.35%. In addition, the maturity date of the Wells Facility with respect to the outstanding borrowings used to provide financing for the AAA-rated CMBS was extended to March 2014 and the Maximum Amount (as defined in the Wells Facility) was reduced to the outstanding balance of $212,343. The portion available to finance the Hilton CMBS matures in November 2014 and may be extended for an additional year upon the payment of an extension fee equal to 0.50% on the then aggregate outstanding repurchase price for all such assets.

The Company’s repurchase agreements are subject to certain financial covenants and the Company was in compliance with these covenants at March 31, 2013 and December 31, 2012.

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

The Company entered into interest rate swaps and forward-starting caps in an effort to economically hedge a portion of its floating-rate interest payments due under the Wells Facility as well as potential extensions of the collateral securing the Wells Facility borrowings. The Company’s derivative instruments consist of the following at March 31, 2013 and December 31, 2012:

		March 31, 2013			December 31, 2012
	Balance Sheet Location	Notional Value		Estimated Fair Value	Notional Value		Estimated Fair Value
Interest rate swaps	Derivative instruments	$66,895		$(84)	$80,881		$(156)
Interest rate caps	Derivative instruments	209,620	*	1	203,248	*	1

Total derivative instruments				$(83)			$(155)

*	Represents the notional values at March 31, 2013 and December 31, 2012 but does not include forward-starting notionals.

The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three months ended March 31, 2013 and 2012.

		Amount of loss recognized in income
	Location of Loss Recognized in Income	2013	2012
Interest rate swaps	Loss on derivative instruments – realized *	$(72)	$(412)
Interest rate swaps	Gain on derivative instruments – unrealized	72	147
Interest rate caps	Loss on derivative instruments - unrealized	—	(152)

Total		$—	$(417)

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

The following table summarizes the gross asset and liability amounts related to the Company’s derivatives at March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
	Gross Amount of Assets Recognized as Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amount of Assets Recognized as Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position
Interest rate swaps	$-	$(84)	$(84)	$-	$(156)	$(156)
Interest rate caps	1	-	1	1	-	1

Total derivative instruments	$1	$(84)	$(83)	$1	$(156)	$(155)

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

The current term of the Management Agreement expires on September 29, 2013, and shall be automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year terms only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors on March 12, 2013 with respect to the Management Agreement, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.

For the three months ended March 31, 2013 and 2012, respectively, the Company incurred approximately $2,160 and $1,289 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three months ended March 31, 2013 and 2012, respectively, the Company recorded expenses totaling $226 and $233 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.

Included in payable to related party on the consolidated balance sheet at March 31, 2013 and December 31, 2012, respectively, is approximately $2,160 and $2,037 for base management fees incurred but not yet paid.

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

The Company recognized stock-based compensation expense of $883 and $1,083 for the three months ended March 31, 2013 and 2012, respectively, related to restricted stock and RSU vesting. The following table summarizes the grants of RSUs during the three months ended March 31, 2013:

Type	Date	Shares	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Grant	February 2013	20,000	—	$352	December 2013	December 2015
Grant	February 2013	—	180,000	$3,166	December 2013	December 2015

Total		20,000	180,000

Below is a summary of expected restricted common stock and RSU vesting dates as of March 31, 2013.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
April 2013	2,505	834	3,339
July 2013	3,273	834	4,107
October 2013	1,189	416	1,605
December 2013	6,664	59,993	66,657
January 2014	1,564	93,335	94,899
March 2014	—	6,667	6,667
April 2014	1,568	417	1,985
July 2014	2,100	—	2,100
December 2014	6,668	59,999	66,667
January 2015	796	—	796
March 2015	—	6,667	6,667
April 2015	800	—	800
July 2015	500	—	500
December 2015	6,668	60,008	66,676

	34,295	289,170	323,465

Note 12 – Stockholders’ Equity

Dividends. For 2013, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 27, 2013	March 28, 2013	April 12, 2013	$0.40

For 2013, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 15, 2013	March 28, 2013	April 15, 2013	$0.5391

Common Offering. During March 2013, the Company completed a follow-on public offering of 8,805,000 shares of its common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price of $16.90 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $148,407 after deducting estimated offering expenses payable by the Company.

Note 13 – Commitments and Contingencies

Loan Commitments. As described in Note 6, at March 31, 2013 and December 31, 2012, the Company had $34,650 of unfunded loan commitments related to the condominium conversion loan. At March 31, 2013, the Company had $10,861 of unfunded loan commitments related to the condominium construction loan.

Note 14 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$225,723	$225,723	$108,619	$108,619
Commercial first mortgage loans	142,833	149,495	142,921	150,144
Subordinate loans	286,569	290,978	246,246	250,520
Repurchase agreements	—	—	6,598	6,598
Borrowings under repurchase agreements	(211,944)	(211,944)	(225,158)	(225,158)

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

Note 15 – Net Income per Share

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

The remaining earnings are allocated to common stockholders and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding shares of common stock and all potential shares of common stock assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential shares of common stock.

The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Numerator:
Net income	$11,932	$9,093
Preferred dividends	(1,860)	—

Net income available to common stockholders	10,072	9,093

Dividends declared on common stock	(14,748)	(8,224)
Dividends on participating securities	(195)	(168)

Net income (loss) attributable to common stockholders	$(4,871)	$701

Denominator:
Weighted average shares of common stock outstanding	30,105,939	20,966,426

Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$0.49	$0.40
Undistributed income (loss)	$(0.16)	$0.03

Basic and diluted net income (loss) per share of common stock	$0.33	$0.43

For the three months ended March 31, 2013, unvested RSUs of 374,750 were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

Note 16 – Subsequent Events

Dividends. On May 1, 2013, the Company declared a dividend of $0.40 per share of common stock which is payable on July 12, 2013 to common stockholders of record on June 28, 2013.

Stockholders’ Equity. On April 1, 2013, as part of their annual compensation, each of the Company’s independent directors was granted 2,826 restricted shares of common stock under the Company’s LTIP. The shares will vest ratably over twelve quarters with the initial vesting date scheduled for July 1, 2013 and the final vesting date scheduled for April 1, 2016.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission (“SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; operating results and potential asset performance; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. See “Item 1A - Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company is a REIT that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, CMBS, subordinate financings and other commercial real estate-related debt investments in the United States. These asset classes are referred to as the Company’s target assets.

The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC, together with its subsidiaries, (“Apollo”), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of approximately $113 billion as of December 31, 2012.

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

Market Overview

During 2012, the commercial real estate lending market continued to slowly recover from the downturn experienced as part of the correction in the global financial markets which began in mid-2007. The Company estimates that from 2013 to 2017, there is in excess of $1 trillion of commercial real estate debt that is scheduled to mature and this presents a compelling opportunity for the Company to invest capital in its target assets at attractive risk adjusted returns. While the volume of impending maturities and the need for refinancing is significant, the demand for new capital to refinance maturing commercial mortgage debt continues to be somewhat tapered by the granting of extensions by lenders across the commercial mortgage loan industry. The Company believes that the significant long-term opportunity still remains for lenders to capitalize on the impending maturity wall despite the fact that the volume of loan modifications has had a meaningful impact on the timing of the maturities and the related opportunity.

Action by the Federal Reserve has sent spreads across credit products, including CMBS, to post-crisis lows and will likely result in a wave of refinancing and new issuance during 2013. In 2012, approximately $48 billion of CMBS was issued in the United States, an increase of approximately 48% over 2011. In the first quarter of 2013, approximately $23 billion of CMBS was issued, an increase of approximately 2.8 times over the same period during the prior year. Since early 2010, approximately $115 billion of CMBS has been issued in the United States. While this is significantly less than the $229 billion that was issued in 2007, we believe it is evidence that the lending market for commercial real estate has begun to stabilize and continues to grow.

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

Critical Accounting Policies

A summary of the Company’s accounting policies is set forth in its Annual Report on Form 10-K for the year ended December 31, 2012 under “Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations – Critical accounting policies and use of estimates.”

Financial Condition and Results of Operations

(in thousands—except share and per share data)

Investment Activity

Investment activity. In January 2013, the Company provided a $60,000 mezzanine loan commitment ($49,139 of which has been funded to date) secured by a pledge of preferred equity interests in the owner of a to-be-developed 352,624 net saleable square foot, 57-story, 146-unit condominium tower located in the TriBeCa neighborhood of New York City. The Company has funded $49,139 of financing to date and expects to provide an additional $10,861 within six months following the initial loan closing. When fully funded and based upon current presales of units, the Company’s loan basis is expected to represent an underwritten loan-to-net sellout of approximately 48%. The mezzanine loan has a term of 54 months with one extension option of 12-months and has been underwritten to generate an IRR of approximately 16%. See “—Investments” below for a discussion of IRR.

In February 2013, the Company provided an $18,000 mezzanine loan secured by a pledge of the equity interests in the owner of two buildings in midtown Manhattan. The buildings contain a total of 181,637 rentable square feet that is being converted into 215 multifamily rental units. The mezzanine loan is part of a $90,000, three-year (two-year initial term with one one-year extension option) interest-only, floating rate financing comprised of the mezzanine loan and a $72,000 first mortgage loan. When the first mortgage loan is fully funded, the Company expects that the mezzanine loan will have a loan-to-value (“LTV”) of approximately 60% and the mezzanine loan has been underwritten to generate an IRR of approximately 13%. See “—Investments” below for a discussion of IRR.

In February 2013, the Company provided a $25,000 mezzanine loan secured by a pledge of the equity interests in the owner of a portfolio of four hotels totaling 1,231 keys located in Rochester, Minnesota. The hotels are within walking distance of the Mayo Clinic, an internationally renowned health care facility that treats over one million patients annually from around the world. The mezzanine loan is part of a $145,000 five-year, fixed rate loan, comprised of a $120,000 first mortgage loan and the mezzanine loan, which was provided in connection with the acquisition of the portfolio. The mezzanine loan has an appraised loan-to-value of approximately 69% and has been underwritten to generate an IRR of approximately 12%. See “—Investments” below for a discussion of IRR.

Investments

The following table sets forth certain information regarding the Company’s investments at March 31, 2013:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)*	Equity at cost	Current Weighted Average IRR **	Levered Weighted Average IRR ***
First mortgages	$145,928	$142,833	10.6%	2.3	$3	2.7%	1.8	$142,830	10.9%	15.7%
Subordinate loans	287,935	286,569	12.9	4.1	—	—	—	286,569	13.6	13.6
CMBS – AAA	185,974	188,824	4.6	1.8	164,204	1.4	0.9	24,620	16.2	16.2
CMBS - Hilton	72,395	69,912	5.5	2.6	47,737	2.0	2.6	22,175	12.5	12.5

Total	$692,232	$688,138	9.4%	3.0	$211,944	1.5%	1.3	$476,194	12.9%	14.2%

*	Assumes extension options on Wells Facility with respect to the Hilton CMBS are exercised. See “—Liquidity and capital resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Wells Facility.
**	The internal rates of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings and derivative instruments under the Wells Facility remains constant over the remaining terms and extension terms under this facility. With respect to the mezzanine loan for the New York City multifamily condominium conversion that closed in December 2012 and the mezzanine loan for the New York City condominium construction that closed in January 2013, the IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Item 1A—Risk Factors—The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.
***	Substantially all of the Company’s borrowings under the JPMorgan Facility were repaid upon the closing of the Company’s Series A Preferred Stock offering in August 2012. The Company’s ability to achieve its underwritten leveraged weighted average IRR with regard to its portfolio of first mortgage loans is additionally dependent upon the Company reborrowing approximately $53,000 under the JPMorgan Facility or any replacement facility. Without such reborrowing, the leveraged weighted average IRRs will be as indicated in the current weighted average IRR column above.

Net Interest Income

The following table sets forth certain information regarding the Company’s net investment income for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012	Change (amount)	Change (%)
Interest income from:
Securities	$3,087	$5,323	$(2,236)	(42.0)%
Commercial mortgage loans	3,592	2,234	1,358	60.8%
Subordinate loans	11,454	5,313	6,141	115.6%
Repurchase agreements	2	1,559	(1,557)	(99.9)%
Interest expense	(1,068)	(3,242)	2,174	(67.1)%

Net interest income	$17,067	$11,187	$5,880	52.6%

Net interest income for the three months ended March 31, 2013 increased $5,880, or 52.6%, from the same period in 2012. The increase is primarily the result of additional interest income from commercial mortgage loans and subordinate loans offset by a decline in interest income from securities and repurchase agreements.

The decline in interest income related to securities for the three months ended March 31, 2013 of $2,236, or 42.0%, from the same period in 2012 is attributable to the repayment of these securities as they near maturity as well as the sale of the portion of the Company’s securities during March 2012.

The increase in interest income related to commercial mortgage loans for the three months ended March 31, 2013 of $1,358, or 60.8%, from the same period in 2012 is primarily attributable to the funding of $62,490 of commercial mortgage loans net of repayments of $31,300 during 2012.

The increase in interest income related to subordinate loans for the three months ended March 31, 2013 of $6,141, or 115.6%, from the same period in 2012 is primarily attributable to the funding of $91,297 and $96,023 of subordinate loans during 2013 and 2012, respectively. The increase is also attributable to a $2,500 prepayment penalty received upon the repayment of two mezzanine loans in February 2013.

The decrease in interest related to repurchase agreements for the three months ended March 31, 2013 of $1,557, or 99.9% from the same period in 2012 is attributable to the final repayment of the repurchase agreement in January 2013.

Interest expense for the three months ended March 31, 2013 decreased $2,174, or 67.1%, from the same period in 2012. The decrease is primarily the result of the decline in the average balance of the Company’s borrowings from $482,323 for the three months ended March 31, 2012 to $216,950 for the three months ended March 31, 2013. In addition to the repayment of debt outstanding under the Wells Facility as the related CMBS have been repaid or sold, the Company repaid substantially all of the borrowings outstanding under the JPMorgan Facility upon the close of the Company’s Series A Preferred Stock offering in August 2012. The Company also amended the JPMorgan Facility and the Wells Facility during 2012 and 2013 to reduce the cost of borrowings. See “– Liquidity and capital resources – Borrowings Under Various Financing Arrangements” for a discussion of those amendments.

Operating Expenses

The following table sets forth the Company’s operating expenses for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012	Change (amount)	Change (%)
General and administrative expense	$1,012	$953	$59	6.2%
Stock-based compensation expense	883	1,083	(200)	(18.5)%
Management fee expense	2,160	1,289	871	67.6%

Total operating expense	$4,055	$3,325	$730	22.0%

General and administrative expense for the three months ended March 31, 2013 is relatively unchanged from the same period in 2012. Stock-based compensation expense for the three months ended March 31, 2013 decreased $200, or 18.5%, from the same period in 2012. The decrease is primarily attributable to the fluctuation in the price of the Company’s stock since the end of 2011. Share-based payments are discussed further in the accompanying consolidated financial statements, “Note 11—Share-Based Payments.”

Management fee expense for the three months ended March 31, 2013 increased $871, or 67.6%, from the same period in 2012. The increase is primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering completed in 2012, the Series A Preferred Stock completed in 2012 and, to a lesser extent, the follow-on common equity offering completed in March 2013. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements, “Note 10—Related Party Transactions.”

Realized and unrealized gain/loss

The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the three months ended March 31, 2013 and 2012:

		Amount of gain (loss) recognized in income for the three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2013	2012
Securities	Realized gain on sale of securities	$—	$262
Securities	Unrealized gain (loss) on securities	(1,080)	1,385
Interest rate swaps	Loss on derivative instruments – realized *	(72)	(412)
Interest rate swaps	Gain on derivative instruments – unrealized	72	147
Interest rate caps	Loss on derivative instruments – unrealized	—	(152)

Total		$(1,080)	$1,230

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.

In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company has entered into interest rate swaps and caps which are intended to economically hedge a portion of its floating-rate borrowings through the expected maturity of the underlying collateral as well as the potential extension of the underlying collateral.

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

For the three months ended March 31, 2013 and 2012, respectively, the Company recognized an unrealized gain (loss) on securities of $(1,080) and $1,385. These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.

Dividends

Dividends. For 2013, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 27, 2013	March 28, 2013	April 12, 2013	$0.40

For 2013, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2013	March 28, 2013	April 15, 2013	$0.5391

Subsequent Events

Dividends. On May 1, 2013, the Company declared a dividend of $0.40 per share of common stock which is payable on July 12, 2013 to common stockholders of record on June 28, 2013.

Stockholders’ Equity. On April 1, 2013, as part of their annual compensation, each of the Company’s independent directors was granted 2,826 restricted shares of common stock under the Company’s LTIP. The shares will vest ratably over twelve quarters with the initial vesting date scheduled for July 1, 2013 and the final vesting date scheduled for April 1, 2016.

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

Cash Generated from Operations

Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at March 31, 2013. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.

Borrowings Under Various Financing Arrangements

In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Per the terms of the original agreement, amounts borrowed under the JPMorgan Facility bore interest at a spread of 3.00% over one-month LIBOR with no floor. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR + 2.50%. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. In February 2013, the Company, through two of the Company’s subsidiaries, entered into the Amended Master Repurchase Agreement with JPMorgan. The Amended Master Repurchase Agreement extended the maturity date of the JPMorgan Facility to January 31, 2014, with an option to further extend the maturity date for 364 days, subject to the Company’s satisfaction of certain customary conditions. Pricing on the JPMorgan Facility will remain at LIBOR+2.5%. The Company has paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and, if the 364-day extension option is exercised, it will be required to pay an extension fee of 0.25% of the facility amount. The Company has agreed to provide a guarantee of the obligations of its borrower subsidiaries under the Amended Master Repurchase Agreement. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At March 31, 2013, the Company had $3 of borrowings outstanding under the JPMorgan Facility. The Company anticipates reborrowing under the JPMorgan Facility as additional capital is deployed. The Company’s ability to achieve its underwritten levered weighted average IRRs discussed above under “ –Investments,” depends upon the Company reborrowing approximately $53,000 under the JPMorgan Facility or any replacement facility.

During August 2010, the Company, through an indirect wholly-owned subsidiary, entered into the Wells Facility pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. The Wells Facility had a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. Advance rates under the Wells Facility typically range from 85%-90% on the face amount of the underlying collateral depending on the weighted average life of the collateral pledged. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500), and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility.

During December 2011, the Company, through an indirect wholly-owned subsidiary entered into an amendment letter (the “Amendment Letter”) related to the Wells Facility to increase its maximum permitted borrowing under the facility from $250,000 to $506,000 in order to pay down its borrowings under the Term Asset-Backed Securities Loan Facility (the “TALF) program administered by the Federal Reserve Bank of New York and to finance the CMBS that had been financed under the TALF program. The Amendment Letter additionally adjusted the pricing margin for all assets financed under the Wells Facility occurring after December 22, 2011 from 1.25% to 1.50%, and added a minimum liquidity covenant, requiring the Company to maintain at all times an amount in Repo Liquidity (as generally defined under the Wells Facility to include all amounts held in the collection account established under the Wells Facility for the benefit of Wells Fargo, cash, cash equivalents, super-senior CMBS rated AAA by at least two rating agencies, and total amounts immediately and unconditionally available on an unrestricted basis under all outstanding capital commitments, subscription facilities and secured revolving credit or repurchase facilities) no less than the greater of 10% of the total consolidated recourse indebtedness of the Company and $12,500. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) the applicable pricing margin.

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

In February 2013, the Company further amended the Wells Facility to reduce the interest rate as follows: (i) with respect to the outstanding borrowings used to provide financing for the AAA CMBS, the interest rate was reduced to LIBOR+1.05% from LIBOR+1.25% - 1.50% (depending on the collateral pledged); and (ii) with respect to the outstanding borrowings used to provide financing for the Hilton CMBS, the interest rate was reduced to LIBOR+1.75% from LIBOR+2.35%. In addition, the maturity date of the Wells Facility with respect to the outstanding borrowings used to provide financing for the AAA CMBS was extended to March 2014.

At March 31, 2013, the Company had $211,941 of borrowings outstanding under the Wells Facility secured by CMBS held by the Company.

Cash Generated from Offerings

During March 2013, the Company completed a follow-on public offering of 8,805,000 shares of its common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price of $16.90 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $148,407, after deducting estimated offering expenses payable by the Company.

Other Potential Sources of Financing

The Company’s primary sources of cash currently consist of the $225,723 of cash available at March 31, 2013, principal and interest the Company receives on its portfolio of assets as well as available borrowings under the JPMorgan Facility and Wells Facility. The Company expects its other sources of cash to consist of cash generated from operations, and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At March 31, 2013, substantially all of the $100,000 of borrowing capacity under the JPMorgan Facility was available; however, the Company would need to acquire additional commercial first mortgage loans or AAA-rated CMBS in order to utilize all of that capacity. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which borrowings may also include additional repurchase agreements as well as other borrowings such as credit facilities.

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

Contractual obligations and commitments

The Company’s contractual obligations including expected interest payments as of March 31, 2013 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings*	$168,982	$46,917	$—	$—	$215,899
JPMorgan Facility borrowings**	—	3	—	—	3

Total	$168,982	$46,920	$—	$—	$215,902

*	Assumes extension options with respect to the Hilton CMBS are exercised. Interest payments include the cost of borrowings as well as derivative instruments for interest payments due under the Wells Facility. See “—Liquidity and capital resources - Borrowings Under Various Financing Arrangements” above for further discussion.
**	Assumes current LIBOR of 0.20% for interest payments due under the JPMorgan Facility. See “—Liquidity and capital resources - Borrowings Under Various Financing Arrangements” above for further discussion.

Loan Commitments. As of March 31, 2013, the Company had $34,650 of unfunded loan commitments related to the condominium conversion loan that closed in December 2012. The Company expects that the remaining commitments will be funded as requested on or before January 1, 2014.

At March 31, 2013, the Company had $10,861 of unfunded loan commitments related to the condominium construction loan. The Company expects that the remaining commitments will be funded as requested on or before January 9, 2014.

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

The current term of the Management Agreement expires on September 29, 2013 and shall be automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year terms only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable. Following a meeting by the Company’s independent directors on March 12, 2013 with respect to the Management Agreement, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.

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

Non-GAAP Financial Measures

Operating Earnings

For the three months ended March 31, 2013 and 2012, respectively, the Company’s Operating Earnings were $11,963 and $8,796. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding) and (ii) any unrealized gains or losses or other non-cash items included in net income.

In order to evaluate the effective yield of the portfolio, the Company uses Operating Earnings to reflect the net investment income of the Company’s portfolio as adjusted to include the net interest expense related to the Company’s derivative instruments. Operating Earnings allows the Company to isolate the net interest expense associated with the Company’s swaps in order to monitor and project the Company’s full cost of borrowings. The Company also believes that its investors use Operating Earnings or a comparable supplemental performance measure to evaluate and compare the performance of the Company and its peers and, as such, the Company believes that the disclosure of Operating Earnings is useful to its investors.

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

The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended March 31,
	2013	2012
Net income available to common stockholders	$10,072	$9,093
Adjustments:
Unrealized (gain) loss on securities	1,080	(1,385)
Unrealized (gain) loss on derivative instruments	(72)	5
Equity-based compensation expense	883	1,083

Total adjustments:	1,891	(297)

Operating Earnings	$11,963	$8,796

Basic and diluted Operating Earnings per Share of Common Stock	$0.39	$0.42

Basic and diluted weighted average shares of common stock outstanding:	30,105,939	20,966,426

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

At March 31, 2013, all of the Company’s borrowings under repurchase agreements are floating-rate borrowings. The Company also has interest rate swaps with an outstanding notional amount of $66,895 and floating rate loans with a face amount of $84,689, resulting in net variable rate exposure of $60,360. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $60,360 in variable rate exposure by $75. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.

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

During the period ended March 31, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2013, the Company was not involved in any material legal proceedings.

ITEM 1A. Risk Factors

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Company’s risk factors during the three months ended March 31, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

3.3*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.2*	Form of stock certificate evidencing the 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation reference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference.
**	These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

May 3, 2013

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Megan B. Gaul
Megan B. Gaul
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2*	Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

3.3*	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1*	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.2*	Form of stock certificate evidencing the 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation reference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference
**	These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.