Form 10-Q
period 2013-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2013-08-06
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number: 001-34452
__________________________________
Apollo Commercial Real Estate Finance, Inc.
(Exact name of registrant as specified in its charter)
__________________________________

Maryland	27-0467113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Apollo Commercial Real Estate Finance, Inc.
c/o Apollo Global Management, LLC
9 West 57th Street, 43rd Floor,
New York, New York 10019
(Address of registrant’s principal executive offices)
(212) 515–3200
(Registrant’s telephone number, including area code)
__________________________________
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
As of August 1, 2013, there were 36,883,467 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	June 30, 2013	December 31, 2012
Assets:
Cash	$156,797	$108,619
Securities available-for-sale, at estimated fair value	52,909	67,079
Securities, at estimated fair value	184,208	211,809
Commercial mortgage loans, held for investment	143,492	142,921
Subordinate loans, held for investment	354,865	246,246
Repurchase agreements, held for investment	—	6,598
Interest receivable	4,830	4,277
Deferred financing costs, net	1,018	678
Other assets	—	203
Total Assets	$898,119	$788,430
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$191,312	$225,158
Derivative instruments, net	25	155
Accounts payable and accrued expenses	1,367	1,265
Payable to related party	2,600	2,037
Dividends payable	16,821	12,891
Total Liabilities	212,125	241,506
Commitments and Contingencies (see Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and 3,450,000 shares issued and outstanding in 2013 and 2012	35	35
Common stock, $0.01 par value, 450,000,000 shares authorized, 36,880,410 and 28,044,106 shares issued and outstanding in 2013 and 2012, respectively	369	280
Additional paid-in-capital	695,572	546,065
Retained earnings (accumulated deficit)	(9,320)	574
Accumulated other comprehensive loss	(662)	(30)
Total Stockholders’ Equity	685,994	546,924
Total Liabilities and Stockholders’ Equity	$898,119	$788,430

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net interest income:
Interest income from securities	$3,014	$3,230	$6,101	$8,552
Interest income from commercial mortgage loans	3,676	2,791	7,268	5,026
Interest income from subordinate loans	11,498	5,859	22,953	11,172
Interest income from repurchase agreements	—	2,000	2	3,559
Interest expense	(955)	(1,929)	(2,024)	(5,171)
Net interest income	17,233	11,951	34,300	23,138
Operating expenses:
General and administrative expenses (includes $428 and $1,311 of equity based compensation in 2013 and $886 and $1,969 in 2012, respectively)	(1,437)	(2,762)	(3,333)	(4,798)
Management fees to related party	(2,600)	(1,292)	(4,759)	(2,581)
Total operating expenses	(4,037)	(4,054)	(8,092)	(7,379)
Interest income from cash balances	16	—	16	1
Realized gain on sale of securities	—	—	—	262
Unrealized gain (loss) on securities	(1,421)	2,078	(2,500)	3,463
Loss on derivative instruments (includes $57 and $130 of unrealized gains in 2013 and $192 and $188 of unrealized gains in 2012, respectively)	(2)	(65)	(3)	(482)
Net income	11,789	9,910	23,721	19,003
Preferred dividends	(1,860)	—	(3,720)	—
Net income available to common stockholders	$9,929	$9,910	$20,001	$19,003
Basic and diluted net income per share of common stock	$0.27	$0.47	$0.59	$0.91
Basic and diluted weighted average shares of common stock outstanding	37,373,885	20,991,450	33,946,329	20,978,938
Dividend declared per share of common stock	$0.40	$0.40	$0.80	$0.80

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$9,929	$9,910	$20,001	$19,003
Change in net unrealized gain (loss) on securities available-for-sale	(474)	593	(632)	412
Comprehensive income	$9,455	$10,503	$19,369	$19,415

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Par	Shares	Par				Total
Balance at January 1, 2013	3,450,000	$35	28,044,106	$280	$546,065	$574	$(30)	$546,924
Capital increase related to Equity Incentive Plan	—	—	—	—	1,311	—	—	1,311
Issuance of restricted common stock	—	—	31,304	*	—	—	—	—
Issuance of common stock	—	—	8,805,000	89	148,715	—	—	148,804
Offering costs	—	—	—	—	(519)	—	—	(519)
Net income	—	—	—	—	—	23,721	—	23,721
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(632)	(632)
Dividends on common stock	—	—	—	—	—	(29,895)	—	(29,895)
Dividends on preferred stock	—	—	—	—	—	(3,720)	—	(3,720)
Balance at June 30, 2013	3,450,000	$35	36,880,410	$369	$695,572	$(9,320)	$(662)	$685,994

*	Rounds to zero.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flows provided by operating activities:
Net income	$23,721	$19,003
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(1,995)	1,597
Amortization of deferred financing costs	415	1,132
Equity-based compensation	1,311	1,969
Unrealized (gain) loss on securities	2,500	(3,463)
Unrealized gain on derivative instruments	(130)	(188)
Realized gain on sale of security	—	(262)
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(3,474)	(4,220)
Other assets	203	7
Accounts payable and accrued expenses	110	(148)
Payable to related party	563	(4)
Net cash provided by operating activities	23,224	15,423
Cash flows used in investing activities:
Proceeds from sale of securities available-for-sale	—	121,338
Proceeds from sale of securities at estimated fair value	—	16,918
Fees received from commercial mortgage loans	280	—
Funding of securities at estimated fair value	—	(70,676)
Funding of commercial mortgage loans	—	(17,883)
Funding of subordinate loans	(174,190)	(29,833)
Principal payments received on securities available-for-sale	13,267	55,905
Principal payments received on securities at estimated fair value	25,415	78,203
Principal payments received on commercial mortgage loans	813	24,363
Principal payments received on subordinate loans	68,779	18
Principal payments received on repurchase agreements	6,598	5,744
Net cash provided by (used in) investing activities	(59,038)	184,097
Cash flows from financing activities:
Proceeds from issuance of common stock	148,804	—
Payment of offering costs	(776)	(281)
Repayments of TALF borrowings	—	(251,327)
Proceeds from repurchase agreement borrowings	—	313,860
Repayments of repurchase agreement borrowings	(33,846)	(253,864)
Deferred financing costs	(505)	(751)
Dividends on common stock	(25,965)	(16,766)
Dividends on preferred stock	(3,720)	—
Net cash provided by (used in) financing activities	83,992	(209,129)
Net increase (decrease) in cash and cash equivalents	48,178	(9,609)
Cash and cash equivalents, beginning of period	108,619	21,568
Cash and cash equivalents, end of period	$156,797	$11,959
Supplemental disclosure of cash flow information:
Interest paid	$916	$4,409
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$16,821	$8,726
Deferred financing costs, not yet paid	$250	$—
Offering costs payable	$47	$—

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
Recent Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance is effective January 1, 2013 and is to be applied retrospectively. This guidance does not amend when the Company currently offsets its derivative positions. As a result, the update did not have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued an update which includes amendments that require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income ("OCI") on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. The new requirement presents information on amounts reclassified out of accumulated OCI and their corresponding effect on net income in one place or in some cases, provides for cross-references to related footnote disclosures. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity's status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Earlier application is prohibited. The ASU prohibits REITs from qualifying for investment company accounting under ASC 946, as such, we have determined that we will not meet the definition of an investment company under this ASU when adopted.
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
While the Company anticipates that its valuation methods will be appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.
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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of June 30, 2013:

	Fair Value as of June 30, 2013
	Level I	Level II	Level III	Total
AAA-rated CMBS (Available-for-Sale)	$—	$52,909	$—	$52,909
AAA-rated CMBS (Fair Value Option)	—	112,264	—	112,264
CMBS – Hilton (Fair Value Option)	—	71,944	—	71,944
Interest rate swaps	—	(25)	—	(25)
Interest rate caps	—	—	—	—
Total	$—	$237,092	$—	$237,092

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
Note 4 – Debt Securities
At June 30, 2013, the Company had CMBS with an aggregate face value of $234,660, which were pledged to secure borrowings under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”). This was comprised of AAA-rated CMBS with an aggregate face value of $163,162 and CMBS with a face amount of $71,498, for which the obligors are certain special purpose entities formed in 2010 to hold substantially all of the assets of Hilton Worldwide, Inc. (the “Hilton CMBS”). The Hilton CMBS has a current interest rate of one-month London InterBank Offered Rate (“LIBOR”)+2.30%, which increases to LIBOR+3.30% on November 12, 2013 and LIBOR+3.80% on November 12, 2014. The Hilton CMBS receives principal repayments according to a schedule that is approximately equivalent to a 16-year amortization schedule and has a yield of 5.6%.
The amortized cost and estimated fair value of the Company’s debt securities at June 30, 2013 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS – AAA-rated (Available-for-Sale)	$52,142	$53,571	$16	$(678)	$52,909
CMBS – AAA-rated (Fair Value Option)	111,020	111,982	672	(390)	112,264
CMBS – Hilton (Fair Value Option)	71,498	69,521	2,423	—	71,944
Total	$234,660	$235,074	$3,111	$(1,068)	$237,117
The gross unrealized loss related to the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at June 30, 2013 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.
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
The overall statistics for the Company’s AAA-rated CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Credit Ratings *	AAA	AAA
Coupon	5.6%	5.6%
Yield	4.6%	4.1%
Weighted Average Life	1.8 years	1.8 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor’s.
The percentage vintage, property type and location of the collateral securing the Company’s AAA-rated CMBS investments calculated on a weighted average basis as of June 30, 2013 and December 31, 2012 are as follows:

Vintage	June 30, 2013	December 31, 2012
2006	—%	1%
2007	100	99
Total	100%	100%

Property Type	June 30, 2013	December 31, 2012
Office	41.0%	40.5%
Retail	22.7	23.2
Multifamily	12.2	12.9
Hotel	10.8	10.5
Other *	13.3	12.9
Total	100%	100%
 *    No other individual category comprises more than 10% of the total.

Location	June 30, 2013	December 31, 2012
Middle Atlantic	22.8%	21.4%
South Atlantic	22.2	21.8
Pacific	22.0	23.8
Other *	33.0	33.0
Total	100%	100%
 *    No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at June 30, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,443	$31,443	Fixed	151 rooms
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,293	27,293	Fixed	73,419 sq. ft.
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,111	24,888	Fixed	263 rooms
Mixed Use – South Boston, MA (1)	Apr-12	Dec-13	23,844	16,890	15,215	Floating	20 acres
Condo Conversion – NY, NY (2)	Dec-12	Jan-15	45,000	45,000	44,653	Floating	119,000 sq. ft.
Total/Weighted Average			$154,844	$145,737	$143,492	7.84%

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

During March 2013, the Company consented to the transfer of the controlling ownership of the borrower under the Silver Spring, Maryland loan. In conjunction with its consent, the Company received a $280 fee, which will be recognized over the remaining life of the loan.
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
The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at June 30, 2013 and December 31, 2012.

Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following at June 30, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,888	$8,888	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,843	Fixed
Hotel Portfolio – New York (1)	Aug-11	July-13	25,000	25,000	25,000	Floating
Retail Center – Virginia (2)	Oct-11	Oct-14	25,000	23,606	23,606	Fixed
Hotel– New York (3)	Jan-12	Feb-14	15,000	15,000	15,106	Fixed
Mixed Use – North Carolina	Jul-12	Jul-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,914	9,914	Fixed
Hotel Portfolio – Various (4)	Nov-12	Nov-15	50,000	49,516	49,377	Floating
Condo Conversion – NY, NY (5)	Dec-12	Jan-15	350	350	—	Floating
Condo Construction – NY, NY (6)	Jan-13	Jul-17	56,099	58,699	58,132	Fixed
Multifamily Conversion – NY, NY (7)	Jan-13	Dec-14	18,000	18,000	17,864	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,904	24,904	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – NY, NY (8)	May-13	Jun-14	44,000	44,000	43,706	Floating
Total/Weighted Average			$355,974	$356,402	$354,865	12.23%

(1)	Includes three one-year extension options subject to certain conditions and the payment of a fee for the fourth and fifth year extensions.

(2)	Includes two one-year extension options subject to certain conditions.

(3)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(4)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(5)
Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. As of June 30, 2013, the Company had $34,650 of unfunded loan commitments related to this loan.

(6)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee. As of June 30, 2013, the Company had $3,901 of unfunded loan commitments related to this loan.

(7)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(8)	Includes a three-month extension option subject to certain conditions and the payment of an extension fee.
In February 2013, the Company received principal repayment on two mezzanine loans totaling $50,000 secured by a portfolio of retail shopping centers located throughout the United States. In connection with the repayment, the Company received a yield maintenance payment totaling $2,500. With the yield maintenance payment, the Company realized a 15% internal rate of return (“IRR”) on its mezzanine loan investment. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Results of Operations – Investments”.
In June 2013, the Company received the repayment of a $15,000 mezzanine loan secured by a hotel in New York City. In connection with the repayment, the Company received a yield maintenance payment totaling $1,233. With the yield maintenance payment, the Company realized a 19% internal rate of return (“IRR”) on its mezzanine loan investment. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Results of Operations – Investments”.
The Company’s subordinate loan portfolio was comprised of the following at December 31, 2012:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Senior Mezz - Retail - Various	Dec-09	Dec-19	$30,000	$30,000	$30,000	Fixed
Junior Mezz - Retail - Various	Dec-09	Dec-19	20,000	20,000	20,000	Fixed
Office - Michigan	May-10	Jun-20	9,000	8,912	8,912	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,831	Fixed
Hotel Portfolio – New York (1)	Aug-11	July-13	25,000	25,000	25,000	Floating
Retail Center – Virginia (2)	Oct-11	Oct-14	25,000	26,243	26,243	Fixed
Hotel– New York (3)	Jan-12	Feb-14	15,000	15,000	15,013	Fixed
Hotel– New York (4)	Mar-12	Mar-14	15,000	15,000	15,000	Floating
Mixed Use – North Carolina	Jul-12	Jul-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,979	9,979	Fixed
Hotel Portfolio - Various (5)	Nov-12	Nov-15	50,000	49,950	49,743	Floating
Condo Conversion – NY, NY (6)	Dec-12	Jan-15	350	350	—	Floating
Total/Weighted Average			$245,875	$246,959	$246,246	12.46%

(1)	Includes three one-year extension options subject to certain conditions and the payment of a fee for the fourth and fifth year extensions.

(2)	Includes two one-year extension options subject to certain conditions.

(3)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(4)	Includes two one-year extension options subject to certain conditions and the payment of a fee for the second extension.

(5)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(6)
Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. As of December 31, 2012, the Company had $34,650 of unfunded loan commitments related to this loan.

The Company evaluates its loans for possible impairment on a quarterly basis. See “Note 5 – Commercial Mortgage Loans” for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at June 30, 2013 and December 31, 2012.
Note 7 – Repurchase Agreement
During 2011, the Company funded a $47,439 investment structured in the form of a repurchase facility secured by a Class A-2 collateralized debt obligation (“CDO”) bond. The $47,439 of borrowings provided under the facility financed the purchase of a CDO bond with an aggregate face amount of $68,726, representing an advance rate of 69% on the CDO bond’s face amount. The CDO was comprised of 58 senior and subordinate commercial real estate debt positions and commercial real estate securities with the majority of the debt and securities underlying the CDO being first mortgages.
The repurchase facility had an interest rate of 13.0% (10.0% current pay with a 3.0% accrual) on amounts outstanding and had an initial term of 18 months with three six-month extensions options available to the borrower. Any principal repayments that occurred prior to the 21st month were subject to a make-whole provision at the full 13.0% interest rate.
In January 2013, the repurchase agreement was repaid in full. Upon the repayment, the Company realized a 17% IRR on its investment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Conditions and Results of Operations—Investments” for a discussion of IRR.
Note 8 – Borrowings
At June 30, 2013 and December 31, 2012, the Company had borrowings outstanding under the Company’s master repurchase agreement entered into with JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “JPMorgan Facility”) and the Wells Facility. At June 30, 2013 and December 31, 2012, the Company’s borrowings had the following debt balances, weighted average maturities and interest rates:

	June 30, 2013				December 31, 2012
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$191,309	1.1 years	*	1.4%	$225,155	1.1 years	*	1.8%	**
JPMorgan Facility borrowings	3	1.6 years	*	2.7%	3	0.0 years		2.7%	L+250
Total borrowings	$191,312	1.1 years		1.4%	$225,158	1.1 years		1.8%

*	Assumes extension options on the Wells Facility and JPMorgan Facility are exercised.

**
At December 31, 2012, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 125 basis points, 150 basis points or 235 basis points depending on the collateral pledged. At June 30, 2013, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 105 basis points or 175 basis points depending on the collateral pledged.

At June 30, 2013, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings*	$146,401	$44,908	$—	$—	$191,309
JPMorgan Facility borrowings	—	3	—	—	3
Total	$146,401	$44,911	$—	$—	$191,312

*	Assumes extension options on the Wells Facility with respect to the Hilton CMBS are exercised.
At June 30, 2013, the Company’s collateralized financings were comprised of borrowings outstanding under the JPMorgan Facility and the Wells Facility. The table below summarizes the outstanding balances at June 30, 2013, as well as the maximum and average balances for the six months ended June 30, 2013.

		Six months ended June 30, 2013
	June 30, 2013	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$191,309	$225,156	$210,288
JPMorgan Facility borrowings	3	3	3
Total	$191,312
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
In February 2013, the Company amended the Wells Facility to reduce the interest rate as follows: (i) with respect to the outstanding borrowings used to provide financing for the AAA-rated CMBS, the interest rate was reduced to LIBOR+1.05% from LIBOR+1.25%-1.50% (depending on the collateral pledged); and (ii) with respect to the outstanding borrowings used to provide financing for the Hilton CMBS, the interest rate was reduced to LIBOR+1.75% from LIBOR+2.35%. In addition, the maturity date of the Wells Facility with respect to the outstanding borrowings used to provide financing for the AAA-rated CMBS was extended to March 2014 and the Maximum Amount (as defined in the Wells Facility) was reduced to the outstanding balance of $212,343. The portion available to finance the Hilton CMBS matures in November 2014 and may be extended for an additional year upon the payment of an extension fee equal to 0.50% on the then aggregate outstanding repurchase price for all such assets.
The Company’s repurchase agreements are subject to certain financial covenants and the Company was in compliance with these covenants at June 30, 2013 and December 31, 2012.

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
The Company entered into interest rate swaps and forward-starting caps in an effort to economically hedge a portion of its floating-rate interest payments due under the Wells Facility as well as potential extensions of the collateral securing the Wells Facility borrowings. The Company’s derivative instruments consist of the following at June 30, 2013 and December 31, 2012:

		June 30, 2013			December 31, 2012
	Balance Sheet Location	Notional Value		Estimated Fair Value	Notional Value		Estimated Fair Value
Interest rate swaps	Derivative instruments	$63,365		$(25)	$80,881		$(156)
Interest rate caps	Derivative instruments	105,635	*	—	203,248	*	1
Total derivative instruments				$(25)			$(155)

*	Represents the notional values at June 30, 2013 and December 31, 2012, but does not include forward-starting notionals.
The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three and six months ended June 30, 2013 and 2012.

		Three months ended June 30,		Six months ended June 30,
	Location of Loss Recognized in Income	2013	2012	2013	2012
Interest rate swaps	Loss on derivative instruments – realized *	$(59)	$(257)	$(133)	$(669)
Interest rate swaps	Gain on derivative instruments – unrealized	58	217	131	364
Interest rate caps	Loss on derivative instruments - unrealized	(1)	(25)	(1)	(177)
Total		$(2)	$(65)	$(3)	$(482)

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.
The following table summarizes the gross asset and liability amounts related to the Company’s derivatives at June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
	Gross Amount of Assets Recognized as Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amount of Assets Recognized as Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position
Interest rate swaps	$—	$(25)	$(25)	$—	$(156)	$(156)
Interest rate caps	—	—	—	1	—	1
Total derivative instruments	$—	$(25)	$(25)	$1	$(156)	$(155)
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
For the three and six months ended June 30, 2013, respectively, the Company incurred approximately $2,600 and $4,579 in base management fees. For the three and six months ended June 30, 2012, respectively, the Company incurred approximately $1,292 and $2,581 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and six months ended June 30, 2013, respectively, the Company recorded expenses totaling $108 and $334 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the three and six months ended June 30, 2012, respectively, the Company recorded expenses totaling $281 and $514 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at June 30, 2013 and December 31, 2012, respectively, is approximately $2,600 and $2,037 for base management fees incurred but not yet paid.
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
The Company recognized stock-based compensation expense of $428 and $1,311 for the three and six months ended June 30, 2013, respectively, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $886 and $1,969 for the three and six months ended June 30, 2012, respectively, related to restricted stock and RSU vesting. The following table summarizes the grants of RSUs during the six months ended June 30, 2013:

Type	Date	Shares	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Grant	February 2013	20,000	—	$352	December 2013	December 2015
Grant	February 2013	—	180,000	3,166	December 2013	December 2015
Grant	April 2013	11,304	—	200	July 2013	April 2016
Grant	May 2013	—	15,000	261	December 2013	December 2015
Total		31,304	195,000

Below is a summary of expected restricted common stock and RSU vesting dates as of June 30, 2013.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
July 2013	3,417	834	4,251
October 2013	2,925	416	3,341
December 2013	6,664	63,327	69,991
January 2014	2,504	93,335	95,839
March 2014	—	6,667	6,667
April 2014	2,508	417	2,925
July 2014	2,240	—	2,240
October 2014	1,736	—	1,736
December 2014	6,668	63,332	70,000
January 2015	1,744	—	1,744
March 2015	—	6,667	6,667
April 2015	1,744	—	1,744
July 2015	1,444	—	1,444
October 2015	944	—	944
December 2015	6,668	63,341	70,009
January 2016	944	—	944
April 2016	944	—	944
	43,094	298,336	341,430

Note 12 – Stockholders’ Equity
Dividends. For 2013, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 27, 2013	March 28, 2013	April 12, 2013	$0.40
May 7, 2013	June 28, 2013	July 12, 2013	$0.40
For 2013, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 15, 2013	March 28, 2013	April 15, 2013	$0.5391
June 12, 2013	June 28, 2013	July 15, 2013	$0.5391
Common Offering. During March 2013, the Company completed a follow-on public offering of 8,805,000 shares of its common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price of $16.90 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $148,318 after deducting estimated offering expenses payable by the Company.
ATM Program.  In May 2013, the Company entered into an ATM Equity OfferingSM Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and JMP Securities LLC, or the agents, relating to shares of the Company's common stock.  In accordance with the terms of the agreement, the Company may offer and sell shares of common stock having an aggregate offering price of up to $100,000 from time to time through the agents. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, or as otherwise agreed with the applicable agent.  To date, the Company has not directed the agents to sell any shares.

Note 13 – Commitments and Contingencies
Loan Commitments. As described in Note 6, at June 30, 2013 and December 31, 2012, the Company had $34,650 of unfunded loan commitments related to the condominium conversion loan that closed in December 2012. At June 30, 2013, the Company had $3,901 of unfunded loan commitments related to the condominium construction loan that closed in January 2013.
Note 14 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$156,797	$156,797	$108,619	$108,619
Commercial first mortgage loans	143,492	149,281	142,921	150,144
Subordinate loans	354,865	359,670	246,246	250,520
Repurchase agreements	—	—	6,598	6,598
Borrowings under repurchase agreements	(191,312)	(191,312)	(225,158)	(225,158)
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
The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$11,789	$9,910	$23,721	$19,003
Preferred dividends	(1,860)	—	(3,720)	—
Net income available to common stockholders	9,929	9,910	20,001	19,003
Dividends declared on common stock	(14,752)	(8,228)	(29,500)	(16,453)
Dividends on participating securities	(200)	(168)	(395)	(337)
Net income (loss) attributable to common stockholders	$(5,023)	$1,514	$(9,894)	$2,213
Denominator:
Weighted average shares of common stock outstanding	37,373,885	20,991,450	33,946,329	20,978,938
Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$0.40	$0.40	$0.88	$0.80
Undistributed income (loss)	$(0.13)	$0.07	$(0.29)	$0.11
Basic and diluted net income per share of common stock	$0.27	$0.47	$0.59	$0.91

Note 16 – Subsequent Events
Dividends. On July 31, 2013, the Company declared a dividend of $0.40 per share of common stock, which is payable on October 11, 2013 to common stockholders of record on September 30, 2013.
Investment Activity. In July 2013, the maturity of the Company's $25,000 junior mezzanine loan secured by the pledge of the equity interests in a borrower that owns three hotels in New York City was extended for one year through July 2014.
In July 2013, the Company provided a $14,000 mezzanine loan (purchased for $13,551 or approximately 97% of face value) secured by a pledge of the equity interest in a borrower that owns the office component of a 432,717 square foot building located in downtown New York City. The mezzanine loan is part of a $105,000, 10-year fixed rate loan comprised of a $91,000 first mortgage loan and the Company's $14,000 mezzanine loan. The mezzanine loan has an underwritten loan-to-value ("LTV") of 70% and has been underwritten to generate an IRR of approximately 13%. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition and Results of Operations-Investments” below for a discussion of IRR.
In August 2013, the Company provided a $22,500 mezzanine loan secured by a pledge of the equity interest in a borrower that owns a mixed use property located in the central business district of Pittsburgh, PA and consists of (i) a 27-story multi-tenant office building, (ii) an adjoining 616-key convention center hotel, and (iii) a 479-space underground parking garage. The mezzanine loan is part of a $105,000, five-year floating rate loan comprised of an $82,500 first mortgage loan and the Company's $22,500 mezzanine loan. The mezzanine loan has an underwritten LTV of 73% and has been underwritten to generate an IRR of approximately 12%. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition and Results of Operations-Investments” below for a discussion of IRR.
Stockholders' Equity. In July 2013, the Company's board of directors approved a stock repurchase program to authorize the Company to repurchase up to an aggregate of $50,000 of its shares of common stock. To date, the Company has not repurchased any shares pursuant to the stock repurchase program.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; operating results and potential asset performance; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a REIT for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended; the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.
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
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo Global Management, LLC, (together with its subsidiaries, “Apollo”), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $114.3 billion as of March 31, 2013.
The Manager is led by an experienced team of senior real estate professionals who have significant experience in commercial property investing, financing and ownership. The Manager benefits from the investment, finance and managerial expertise of Apollo’s private equity, credit and real estate investment professionals. The Company believes its relationship with Apollo provides the Company with significant advantages in sourcing, evaluating, underwriting and managing investments in the Company’s target assets.

Market Overview
During 2012 and the first half of 2013, bolstered by the continuing low interest rate environment, the commercial real estate lending market continued to recover from the downturn experienced as part of the correction in the global financial markets which began in mid-2007. The Company estimates that from 2013 to 2017, there is in excess of $1 trillion of commercial real estate debt that is scheduled to mature and this presents a compelling opportunity for the Company to invest capital in its target assets at attractive risk adjusted returns.
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
Recent commentary by the Federal Reserve has caused increased volatility across credit products, including CMBS. As a result, many market participants are now expecting the pace of issuance to slow from the post-crisis high experienced during the first half of 2013. Despite the potential slowdown in CMBS issuance, it is expected that the low interest rate environment will remain attractive to borrowers and will continue to drive significant refinancing across all property types during the remainder of 2013.
In 2012, approximately $48 billion of CMBS was issued in the United States, an increase of approximately 48% over 2011. In the first half of 2013, approximately $43.9 billion of CMBS was issued in the United States, approximately 2.4 times more than was issued during the first half of 2012. Since early 2010, approximately $137 billion of CMBS has been issued in the United States. While this is significantly less than the $229 billion that was issued in 2007, we believe the continued growth and recovery of the CMBS market is evidence that the lending market for commercial real estate has largely stabilized since the financial crisis.
Despite the recent strength of the CMBS market, the pace of CMBS issuance is still moderate relative to the peak of the market, and lenders still appear to be more focused on stabilized cash flowing assets with lower loan-to-value ratios. Combined with the recent volatility in the CMBS market, this should continue to provide the Company with increased opportunities to originate mezzanine and first mortgage financings with respect to those parts of the financing capital structure which are unsuitable to be sold as part of a CMBS offering.
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
Financial Condition and Results of Operations
(in thousands—except share and per share data)
Investment Activity
Investment activity. In January 2013, the Company provided a $60,000 mezzanine loan commitment ($56,099 of which has been funded to date) secured by a pledge of preferred equity interests in the owner of a to-be-developed 352,624 net saleable square foot, 57-story, 146-unit condominium tower located in the TriBeCa neighborhood of New York City. The Company has funded $56,099 of financing to date and expects to provide an additional $3,901 within six months following the initial loan closing. When fully funded and based upon current presales of units, the Company’s loan basis is expected to represent an underwritten loan-to-net sellout of approximately 48%. The mezzanine loan has a term of 54 months with one extension option of 12-months and has been underwritten to generate an IRR of approximately 16%. See “—Investments” below for a discussion of IRR.
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

In February 2013, the Company provided a $25,000 mezzanine loan secured by a pledge of the equity interests in the owner of a portfolio of four hotels totaling 1,231 keys located in Rochester, Minnesota. The hotels are within walking distance of the Mayo Clinic, an internationally renowned health care facility that treats over one million patients annually from around the world. The mezzanine loan is part of a $145,000 five-year, fixed rate loan, comprised of a $120,000 first mortgage loan and the mezzanine loan, which was provided in connection with the acquisition of the portfolio. The mezzanine loan has an appraised LTV of approximately 69% and has been underwritten to generate an IRR of approximately 12%. See “—Investments” below for a discussion of IRR.
In May 2013, the Company provided a $32,000 mezzanine loan secured by a pledge of the equity interests in a borrower that owns a portfolio of 15 warehouse facilities, totaling 2.8 million square feet, spanning nine states. The mezzanine loan is part of a $322,000, 10-year fixed rate loan comprised of a $220,000 first mortgage loan (with a 25-year amortization schedule), a $70,000 senior mezzanine loan and the Company's $32,000 junior mezzanine loan. The mezzanine loan has an appraised LTV of 75% and has been underwritten to generate an IRR of approximately 12%. See “—Investments” below for a discussion of IRR.
In May 2013, the Company provided a $44,000 mezzanine loan secured by the pledge of the equity interests in a borrower that acquired five adjacent commercial buildings totaling approximately 411,000 gross square feet that are expected to be converted into multifamily rental apartments in the Gramercy Park neighborhood of New York City. The mezzanine loan is part of a $128,000, fifteen-month (one-year initial term with one three-month extension option) floating rate loan comprised of a $84,000 first mortgage and the Company's $44,000 mezzanine loan. The mezzanine loan has an appraised LTV of 78% and has been underwritten to generate an IRR of approximately 14%. See “—Investments” below for a discussion of IRR.
Investments
The following table sets forth certain information regarding the Company’s investments at June 30, 2013:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)*	Equity at cost	Current Weighted Average IRR **	Levered Weighted Average IRR ***
First mortgages	$145,737	$143,492	10.7%	2.1	$3	2.7%	1.6	$143,489	11.0%	15.8%
Subordinate loans	356,402	354,865	12.9	4.2	—	—	—	354,865	13.8	13.8
CMBS – AAA	163,162	165,553	4.6	1.4	144,200	1.4	0.7	21,353	15.8	15.8
CMBS - Hilton	71,498	69,521	5.6	2.4	47,109	2.0	2.4	22,412	12.6	12.6
Total	$736,799	$733,431	9.9%	3.0	$191,312	1.5%	1.1	$542,119	13.1%	14.2%

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

Net Income Available to Common Stockholders
For the three and six months ended June 30, 2013, respectively, the Company’s net income available to common stockholders was $9,929, or $0.27 per share, and $20,001, or $0.59 per share. For the three and six months ended June 30, 2012, respectively, the Company’s net income available to common stockholders was $9,910, or $0.47 per share, and $19,003, or $0.91 per share.

Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change (amount)	Change (%)	2013	2012	Change (amount)	Change (%)
Interest income from:
Securities	$3,014	$3,230	$(216)	(6.7)%	$6,101	$8,552	$(2,451)	(28.7)%
Commercial mortgage loans	3,676	2,791	885	31.7%	7,268	5,026	2,242	44.6%
Subordinate loans	11,498	5,859	5,639	96.2%	22,953	11,172	11,781	105.5%
Repurchase agreements	—	2,000	(2,000)	(100.0)%	2	3,559	(3,557)	(99.9)%
Interest expense	(955)	(1,929)	974	(50.5)%	(2,024)	(5,171)	3,147	(60.9)%
Net interest income	$17,233	$11,951	$5,282	44.2%	$34,300	$23,138	$11,162	48.2%
Net interest income for the three and six months ended June 30, 2013 increased $5,282, or 44.2%, and $11,162, or 48.2%, from the same periods in 2012. The increase is primarily the result of additional interest income from commercial mortgage loans and subordinate loans offset by a decline in interest income from repurchase agreements.
The decline in interest income related to securities for the three and six months ended June 30, 2013 of $216, or 6.7%, and $2,451, or 28.7%, from the same periods in 2012 is attributable to the repayment of these securities as they near maturity, as well as the sale of the portion of the Company’s securities during March 2012.
The increase in interest income related to commercial mortgage loans for the three and six months ended June 30, 2013 of $885, or 31.7%, and $2,242, or 44.6%, from the same periods in 2012 is primarily attributable to the funding of $62,490 of commercial mortgage loans net of repayments of $31,300 during 2012.
The increase in interest income related to subordinate loans for the three and six months ended June 30, 2013 of $5,639, or 96.2%, and $11,781, or 105.5%, from the same periods in 2012 is primarily attributable to the funding of $174,190 and $96,023 of subordinate loans during 2013 and 2012, respectively, net of repayments of $68,779 during 2013. The increase is also attributable to a $3,733 of prepayment penalties received during 2013.
The decrease in interest related to repurchase agreements for the three and six months ended June 30, 2013 of $2,000, or 100.0%, and $3,557, or 99.9%, from the same periods in 2012 is attributable to the final repayment of the repurchase agreement in January 2013.
Interest expense for the three and six months ended June 30, 2013 decreased $974, or 50.5%, and $3,147, or 60.9%, from the same periods in 2012. The decrease is primarily the result of the decline in the average balance of the Company’s borrowings from $414,536 for the six months ended June 30, 2012 to $210,291 for the six months ended June 30, 2013. In addition to the repayment of debt outstanding under the Wells Facility as the related CMBS have been repaid or sold, the Company repaid substantially all of the borrowings outstanding under the JPMorgan Facility upon the close of the Company’s Series A Preferred Stock offering in August 2012. The Company also amended the JPMorgan Facility and the Wells Facility during 2012 and 2013 to reduce the cost of borrowings. See “– Liquidity and Capital Resources – Borrowings Under Various Financing Arrangements” for a discussion of those amendments.
Operating Expenses
The following table sets forth the Company’s operating expenses for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change (amount)	Change (%)	2013	2012	Change (amount)	Change (%)
General and administrative expense	$1,009	$1,876	$(867)	(46.2)%	$2,022	$2,829	$(807)	(28.5)%
Stock-based compensation expense	428	886	(458)	(51.7)%	1,311	1,969	(658)	(33.4)%
Management fee expense	2,600	1,292	1,308	101.2%	4,759	2,581	2,178	84.4%
Total operating expense	$4,037	$4,054	$(17)	(0.4)%	$8,092	$7,379	$713	9.7%

General and administrative expense for the three and six months ended June 30, 2013 decreased $867, or 46.2%, and $807, or 28.5%, from the same periods in 2012. The decrease is primarily attributable to a $760 one-time expense in April 2012 related to the closing of the senior sub-participation interest in a first mortgage loan. Stock-based compensation expense for the three and six months ended June 30, 2013 decreased $458, or 51.7%, and $658, or 33.4%, from the same periods in 2012. The decrease is primarily attributable to the fluctuation in the price of the Company’s stock during 2013. Share-based payments are discussed further in the accompanying consolidated financial statements, “Note 11—Share-Based Payments.”
Management fee expense for the three and six months ended June 30, 2013 increased $1,308, or 101.2%, and $2,178, or 84.4%, from the same periods in 2012. The increase is primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering completed in 2012, the Series A Preferred Stock offering completed in 2012 and the follow-on common equity offering completed in March 2013. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements, “Note 10—Related Party Transactions.”
Realized and unrealized gain/loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2013 and 2012:

		Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2013	2012	2013	2012
Securities	Realized gain on sale of securities	$—	$—	$—	$262
Securities	Unrealized gain (loss) on securities	(1,421)	2,078	(2,500)	3,463
Interest rate swaps	Loss on derivative instruments – realized *	(59)	(257)	(133)	(669)
Interest rate swaps	Gain on derivative instruments – unrealized	58	217	131	364
Interest rate caps	Loss on derivative instruments - unrealized	(1)	(25)	(1)	(177)
Total		$(1,423)	$2,013	$(2,503)	$3,243

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.
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
During March 2012, the Company sold CMBS with an amortized cost of $137,423, resulting in net realized gains of $262. The sale generated proceeds of $14,621 after the repayment of $123,064 of debt under the Wells Facility.
For the three and six months ended June 30, 2013, respectively, the Company recognized an unrealized gain (loss) on securities of $(1,421) and $(2,500). For the three and six months ended June 30, 2012, respectively, the Company recognized an unrealized gain (loss) on securities of $2,078 and $3,463. These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
Dividends
Dividends. For 2013, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 27, 2013	March 28, 2013	April 12, 2013	$0.40
May 7, 2013	June 28, 2013	July 12, 2013	$0.40

For 2013, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2013	March 28, 2013	April 15, 2013	$0.5391
June 12, 2013	June 28, 2013	July 15, 2013	$0.5391

Subsequent Events
Dividends. On July 31, 2013, the Company declared a dividend of $0.40 per share of common stock, which is payable on October 11, 2013 to common stockholders of record on September 30, 2013.
Investment Activity. In July 2013, the maturity of the Company's $25,000 junior mezzanine loan secured by the pledge of the equity interests in a borrower that owns three hotels in New York City was extended for one year through July 2014.
In July 2013, the Company provided a $14,000 mezzanine loan (purchased for $13,551 or approximately 97% of face value) secured by a pledge of the equity interest in a borrower that owns the office component of a 432,717 square foot building located in downtown New York City. The mezzanine loan is part of a $105,000, 10-year fixed rate loan comprised of a $91,000 first mortgage loan and the Company's $14,000 mezzanine loan. The mezzanine loan has an underwritten LTV of 70% and has been underwritten to generate an IRR of approximately 13%. See “—Investments” above for a discussion of IRR.
In August 2013, the Company provided a $22,500 mezzanine loan secured by a pledge of the equity interest in a borrow that owns a mixed use property located in the central business district of Pittsburgh, PA and consists of (i) a 27-story multi-tenant office building, (ii) an adjoining 616-key convention center hotel and (iii) a 479-space underground parking garage. The mezzanine loan is part of a $105,000, five-year floating rate loan comprised of an $82,500 first mortgage loan and the Company's $22,500 mezzanine loan. The mezzanine loan has an underwritten LTV of 73% and has been underwritten to generate an IRR of approximately 12%. See “—Investments” above for a discussion of IRR.
Stockholders' Equity. In July 2013, the Company's board of directors approved a stock repurchase program to authorize the Company to repurchase up to an aggregate of $50,000 of its shares of common stock. To date, the Company has not repurchased any shares pursuant to the stock repurchase program.
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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at June 30, 2013. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Per the terms of the original agreement, amounts borrowed under the JPMorgan Facility bore interest at a spread of 3.00% over one-month LIBOR with no floor. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR+2.50%. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. In February 2013, the Company, through two of the Company’s subsidiaries, entered into the Amended Master Repurchase Agreement with JPMorgan. The Amended Master Repurchase Agreement extended the maturity date of the JPMorgan Facility to January 31, 2014, with an option to further extend the maturity date for 364 days, subject to the Company’s satisfaction of certain customary conditions. Pricing on the JPMorgan Facility will remain at LIBOR+2.5%. The Company has paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and, if the 364-day extension option is exercised, it will be required to pay an extension fee of 0.25% of the facility amount. The Company has agreed to provide a guarantee of the obligations of its borrower subsidiaries under the Amended Master Repurchase Agreement. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations that would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At June 30, 2013, the Company had $3 of borrowings outstanding under the JPMorgan Facility. The Company anticipates reborrowing under the JPMorgan Facility as additional capital is deployed. The Company’s ability to achieve its underwritten levered weighted average IRRs discussed above under “ -Financial Condition and Results of Operations-Investments,” depends upon the Company reborrowing approximately $53,000 under the JPMorgan Facility or any replacement facility.
During August 2010, the Company, through an indirect wholly-owned subsidiary, entered into the Wells Facility, pursuant to which the Company may borrow up to $250,000 in order to finance the acquisition of AAA-rated CMBS. The Wells Facility had a term of one year, with two one-year extensions available at the Company’s option, subject to certain restrictions, and upon the payment of an extension fee equal to 25 basis points on the then outstanding balance of the facility for each one-year extension. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) a pricing margin of 1.25%. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. Advance rates under the Wells Facility typically range from 85%-90% on the face amount of the underlying collateral depending on the weighted average life of the collateral pledged. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500) and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility.

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
In February 2013, the Company further amended the Wells Facility to reduce the interest rate as follows: (i) with respect to the outstanding borrowings used to provide financing for the AAA CMBS, the interest rate was reduced to LIBOR+1.05% from LIBOR+1.25%-1.50% (depending on the collateral pledged); and (ii) with respect to the outstanding borrowings used to provide financing for the Hilton CMBS, the interest rate was reduced to LIBOR+1.75% from LIBOR+2.35%. In addition, the maturity date of the Wells Facility with respect to the outstanding borrowings used to provide financing for the AAA CMBS was extended to March 2014.
At June 30, 2013, the Company had $191,309 of borrowings outstanding under the Wells Facility secured by CMBS held by the Company.
Cash Generated from Offerings
During March 2013, the Company completed a follow-on public offering of 8,805,000 shares of its common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price of $16.90 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $148,318, after deducting estimated offering expenses payable by the Company.
During May 2013, the Company entered into an ATM Equity OfferingSM Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and JMP Securities LLC, or the agents, relating to shares of the Company's common stock.  In accordance with the terms of the agreement, the Company may offer and sell shares of common stock having an aggregate offering price of up to $100,000,000 from time to time through the agents. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, or as otherwise agreed with the applicable agent.  To date, the Company has not directed the agents to sell any shares.
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of the $156,797 of cash available at June 30, 2013, principal and interest the Company receives on its portfolio of assets, as well as available borrowings under the JPMorgan Facility and Wells Facility. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At June 30, 2013, substantially all of the $100,000 of borrowing capacity under the JPMorgan Facility was available; however, the Company would need to acquire additional commercial first mortgage loans or AAA-rated CMBS in order to utilize all of that capacity. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which borrowings may also include additional repurchase agreements as well as other borrowings such as credit facilities.
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
To maintain its status as a REIT under the Internal Revenue Code of 1986, as amended, the Company must distribute annually at least 90% of its taxable income. These distribution requirements limit the Company’s ability to retain earnings and thereby replenish or increase capital for operations.
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
Contractual obligations and commitments

The Company’s contractual obligations including expected interest payments as of June 30, 2013 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings*	$149,114	$45,328	$—	$—	$194,442
JPMorgan Facility borrowings**	—	3	—	—	3
Total	$149,114	$45,331	$—	$—	$194,445

 *    Assumes extension options with respect to the Hilton CMBS are exercised. Interest payments include the cost of borrowings as well as derivative instruments for interest payments due under the Wells Facility. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” above for further discussion.

**
Assumes current LIBOR of 0.19% for interest payments due under the JPMorgan Facility. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” above for further discussion.

Loan Commitments. As of June 30, 2013, the Company had $34,650 of unfunded loan commitments related to the condominium conversion loan that closed in December 2012. The Company expects that the remaining commitments will be funded as requested on or before January 1, 2014.
At June 30, 2013, the Company had $3,901 of unfunded loan commitments related to the condominium construction loan that closed in January 2013. The Company expects that the remaining commitments will be funded as requested on or before January 9, 2014.
On September 23, 2009, the Company entered into the Management Agreement with the Manager pursuant to which the Manager is entitled to receive a management fee and the reimbursement of certain expenses. The table above does not include amounts due under the Management Agreement as those obligations, discussed below, do not have fixed and determinable payments.
Management Agreement. On September 23, 2009, the Company entered into the Management Agreement with the Manager pursuant to which the Manager is entitled to receive a management fee and the reimbursement of certain expenses. The table above does not include amounts due under the Management Agreement as those obligations do not have fixed and determinable payments. Pursuant to the Management Agreement, the Manager is entitled to a base management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of the Company’s stockholders’ equity (as defined in the Management Agreement), per annum. The Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel. The Company does not reimburse its Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) the Company’s Chief Financial Officer based on the percentage of his time spent on the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of time devoted by such personnel to the Company’s affairs. The Company is also required to reimburse its Manager for operating expenses related to the Company incurred by its Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligation is not subject to any dollar limitation.
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
The Company has outstanding 3,450,000 shares of Series A Preferred Stock, which entitles holders to receive dividends at an annual rate of 8.625% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. The dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Series A Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. After August 1, 2017, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.

Non-GAAP Financial Measures
Operating Earnings
For the three and six months ended June 30, 2013, respectively, the Company’s Operating Earnings were $11,721, or $0.31 per share, and $23,682, or $0.70 per share. For the three and six months ended June 30, 2012, respectively, the Company’s Operating Earnings were $8,526, or $0.41 per share, and $17,322, or $0.83 per share. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding) and (ii) any unrealized gains or losses or other non-cash items included in net income.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$9,929	$9,910	$20,001	$19,003
Adjustments:
Unrealized (gain) loss on securities	1,421	(2,078)	2,500	(3,463)
Unrealized (gain) loss on derivative instruments	(57)	(192)	(130)	(187)
Equity-based compensation expense	428	886	1,311	1,969
Total adjustments:	1,792	(1,384)	3,681	(1,681)
Operating Earnings	$11,721	$8,526	$23,682	$17,322
Basic and diluted Operating Earnings per Share of Common Stock	$0.31	$0.41	$0.70	$0.83
Basic and diluted weighted average shares of common stock outstanding	37,373,885	20,991,450	33,946,329	20,978,938

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
The Company seeks to manage its risks related to the credit quality of its assets, interest rates, liquidity, prepayment speeds and market value, while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of its capital stock. While risks are inherent in any business enterprise, the Company seeks to quantify and justify risks in light of available returns and to maintain capital levels consistent with the risks the Company undertakes.
Credit risk
One of the Company’s strategic focuses is acquiring assets that it believes to be of high credit quality. The Company believes this strategy will generally keep its credit losses and financing costs low. However, the Company is subject to varying degrees of credit risk in connection with its other target assets. The Company seeks to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses, and by deploying a value-driven approach to underwriting and diligence, consistent with the Manager’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Company enhances its due diligence and underwriting efforts by accessing the Manager’s knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur, which could adversely impact the Company’s operating results.
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
At June 30, 2013, all of the Company’s borrowings under repurchase agreements are floating-rate borrowings. The Company also has interest rate swaps with an outstanding notional amount of $63,365 and floating rate loans with a face amount of $84,406, resulting in net variable rate exposure of $43,542. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $43,542 in variable rate exposure by $54. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended June 30, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2013, the Company was not involved in any material legal proceedings.
ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Company’s risk factors during the six months ended June 30, 2013.
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

10.1*
ATM Equity OfferingSM Sales Agreement, dated May 7, 2013, between Apollo Commercial Real Estate Finance, Inc., ACREFI Management, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JMP Securities LLC, incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K filed on May 9, 2013 (File No.: 001-34452

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

August 6, 2013

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

10.1*
ATM Equity OfferingSM Sales Agreement, dated May 7, 2013, between Apollo Commercial Real Estate Finance, Inc., ACREFI Management, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JMP Securities LLC, incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K filed on May 9, 2013 (File No.: 001-34452

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