Form 10-Q
period 2013-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2013-11-06
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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
As of November 4, 2013, there were 36,883,467 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	September 30, 2013	December 31, 2012
Assets:
Cash	$86,824	$108,619
Restricted cash	15,794	—
Securities available-for-sale, at estimated fair value	37,559	67,079
Securities, at estimated fair value	250,660	211,809
Commercial mortgage loans, held for investment	160,893	142,921
Subordinate loans, held for investment	394,554	246,246
Repurchase agreements, held for investment	—	6,598
Interest receivable	5,673	4,277
Deferred financing costs, net	794	678
Other assets	—	203
Total Assets	$952,751	$788,430
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$227,167	$225,158
Investments purchased, not yet settled	21,299	—
Derivative instruments, net	—	155
Accounts payable and accrued expenses	1,719	1,265
Payable to related party	2,656	2,037
Dividends payable	17,023	12,891
Total Liabilities	269,864	241,506
Commitments and Contingencies (see Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and 3,450,000 shares issued and outstanding in 2013 and 2012	35	35
Common stock, $0.01 par value, 450,000,000 shares authorized, 36,883,467 and 28,044,106 shares issued and outstanding in 2013 and 2012, respectively	369	280
Additional paid-in-capital	696,337	546,065
Retained earnings (accumulated deficit)	(13,235)	574
Accumulated other comprehensive loss	(619)	(30)
Total Stockholders’ Equity	682,887	546,924
Total Liabilities and Stockholders’ Equity	$952,751	$788,430

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net interest income:
Interest income from securities	$2,533	$3,674	$8,634	$12,227
Interest income from commercial mortgage loans	4,954	2,825	12,222	7,851
Interest income from subordinate loans	12,184	6,144	35,137	17,316
Interest income from repurchase agreements	—	2,361	2	5,920
Interest expense	(885)	(1,768)	(2,909)	(6,939)
Net interest income	18,786	13,236	53,086	36,375
Operating expenses:
General and administrative expenses (includes $784 and $2,095 of equity based compensation in 2013 and $1,276 and $3,244 in 2012, respectively)	(1,793)	(2,430)	(5,126)	(7,229)
Management fees to related party	(2,625)	(1,518)	(7,384)	(4,099)
Total operating expenses	(4,418)	(3,948)	(12,510)	(11,328)
Interest income from cash balances	3	—	19	1
Realized gain on sale of securities	—	—	—	262
Unrealized gain (loss) on securities	(1,472)	3,010	(3,973)	6,473
Loss on derivative instruments (includes $25 and $155 of unrealized gains in 2013 and $40 and $228 of unrealized gains in 2012, respectively)	1	(87)	(1)	(569)
Net income	12,900	12,211	36,621	31,214
Preferred dividends	(1,859)	(1,219)	(5,580)	(1,219)
Net income available to common stockholders	$11,041	$10,992	$31,041	$29,995
Basic and diluted net income per share of common stock	$0.29	$0.52	$0.88	$1.43
Basic weighted average shares of common stock outstanding	36,883,002	20,571,478	34,647,941	20,567,772
Diluted weighted average shares of common stock outstanding	37,379,469	20,992,312	35,103,285	20,983,429
Dividend declared per share of common stock	$0.40	$0.40	$1.20	$1.20

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders	$11,041	$10,992	$31,041	$29,995
Change in net unrealized gain (loss) on securities available-for-sale	43	(876)	(589)	(464)
Comprehensive income	$11,084	$10,116	$30,452	$29,531

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Par	Shares	Par				Total
Balance at January 1, 2013	3,450,000	$35	28,044,106	$280	$546,065	$574	$(30)	$546,924
Capital increase related to Equity Incentive Plan	—	—	—	—	2,065	—	—	2,065
Issuance of restricted common stock	—	—	34,361	*	—	—	—	—
Issuance of common stock	—	—	8,805,000	89	148,715	—	—	148,804
Offering costs	—	—	—	—	(508)	—	—	(508)
Net income	—	—	—	—	—	36,621	—	36,621
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(589)	(589)
Dividends on common stock	—	—	—	—	—	(44,850)	—	(44,850)
Dividends on preferred stock	—	—	—	—	—	(5,580)	—	(5,580)
Balance at September 30, 2013	3,450,000	$35	36,883,467	$369	$696,337	$(13,235)	$(619)	$682,887

*	Rounds to zero.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flows provided by operating activities:
Net income	$36,621	$31,214
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(4,181)	569
Amortization of deferred financing costs	639	1,551
Equity-based compensation	2,095	3,244
Unrealized (gain) loss on securities	3,973	(6,473)
Unrealized gain on derivative instruments	(155)	(228)
Realized gain on sale of security	—	(262)
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(6,441)	2,608
Other assets	203	(190)
Accounts payable and accrued expenses	509	405
Payable to related party	588	222
Net cash provided by operating activities	33,851	32,660
Cash flows used in investing activities:
Proceeds from sale of securities available-for-sale	—	121,338
Proceeds from sale of securities at estimated fair value	—	16,918
Fees received from commercial mortgage loans	280	—
Funding of securities at estimated fair value	(70,490)	(70,676)
Funding of commercial mortgage loans	(32,643)	(17,883)
Funding of subordinate loans	(213,515)	(46,180)
Principal payments received on securities available-for-sale	28,485	99,191
Principal payments received on securities at estimated fair value	49,164	92,009
Principal payments received on commercial mortgage loans	17,898	24,541
Principal payments received on subordinate loans	71,173	26
Principal payments received on repurchase agreements	6,598	36,464
Net cash provided by (used in) investing activities	(143,050)	255,748
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	86,250
Proceeds from issuance of common stock	148,804	—
Payment of offering costs	(814)	(3,083)
Repayments of TALF borrowings	—	(251,327)
Proceeds from repurchase agreement borrowings	70,195	313,860
Repayments of repurchase agreement borrowings	(68,187)	(361,590)
Increase in restricted cash related to financing activities	(15,794)	—
Deferred financing costs	(504)	(1,097)
Dividends on common stock	(40,717)	(24,995)
Dividends on preferred stock	(5,579)	—
Net cash provided by (used in) financing activities	87,404	(241,982)
Net increase (decrease) in cash and cash equivalents	(21,795)	46,426
Cash and cash equivalents, beginning of period	108,619	21,568
Cash and cash equivalents, end of period	$86,824	$67,994
Supplemental disclosure of cash flow information:
Interest paid	$2,335	$5,872
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$17,023	$10,114
Deferred financing costs, not yet paid	$250	$—
Offering costs payable	$—	$338

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
In February 2013, the FASB issued an update which includes amendments that require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income ("OCI") on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. The new requirement presents information on amounts reclassified out of accumulated OCI and their corresponding effect on net income in one place or in some cases, provides for cross-references to related footnote disclosures. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. During the three and nine months ended September 30, 2013, the Company had no amounts reclassified into or out of OCI.
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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of September 30, 2013:

	Fair Value as of September 30, 2013
	Level I	Level II	Level III	Total
CMBS (Available-for-Sale)	$—	$37,559	$—	$37,559
CMBS (Fair Value Option)	—	179,978	—	179,978
CMBS – Hilton (Fair Value Option) *	—	70,682	—	70,682
Total	$—	$288,219	$—	$288,219
*The obligors are certain special purpose entities formed in 2010 to hold substantially all of the assets of Hilton Worldwide, Inc. (the “Hilton CMBS”).

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of December 31, 2012:

	Fair Value as of December 31, 2012
	Level I	Level II	Level III	Total
CMBS (Available-for-Sale)	$—	$67,079	$—	$67,079
CMBS (Fair Value Option)	—	138,248	—	138,248
CMBS – Hilton (Fair Value Option)	—	73,561	—	73,561
Interest rate swaps	—	(156)	—	(156)
Interest rate caps	—	1	—	1
Total	$—	$278,733	$—	$278,733

Note 4 – Debt Securities
At September 30, 2013, all of the Company's CMBS were pledged to secure borrowings under the Company’s master repurchase agreements with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”) and UBS AG, London Branch ("UBS") (the "UBS Facility"). (See Note 8 for a description of these facilities).
During 2013, the Company purchased CMBS with an aggregate face amount of $92,279 and an aggregate purchase price of $91,391. The CMBS were financed under the UBS Facility and the Company elected the Fair Value Option for these securities.
The amortized cost and estimated fair value of the Company’s debt securities at September 30, 2013 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Available-for-Sale)	$36,925	$38,178	$—	$(619)	$37,559
CMBS (Fair Value Option)	180,365	179,841	372	(235)	179,978
CMBS – Hilton (Fair Value Option)	70,682	69,587	1,095	—	70,682
Total	$287,972	$287,606	$1,467	$(854)	$288,219
The gross unrealized loss related to the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. The unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. As such, management does not believe any of the securities are other than temporarily impaired.
The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2012 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Available-for-Sale)	$65,410	$67,109	$249	$(279)	$67,079
CMBS (Fair Value Option)	134,694	136,354	2,061	(167)	138,248
CMBS – Hilton (Fair Value Option)	73,239	70,250	3,311	—	73,561
Total	$273,343	$273,713	$5,621	$(446)	$278,888
The Hilton CMBS has a current interest rate of one-month London InterBank Offered Rate (“LIBOR”)+2.30%, which increases to LIBOR+3.30% on November 12, 2013 and LIBOR+3.80% on November 12, 2014. The Hilton CMBS receives principal repayments according to a schedule that is approximately equivalent to a 16-year amortization schedule and has a yield of 5.6%.

The overall statistics for the Company’s CMBS investments (excluding the Hilton CMBS) calculated on a weighted average basis assuming no early prepayments or defaults as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Credit Ratings *	AAA-CCC	AAA
Coupon	5.8%	5.6%
Yield	5.3%	4.1%
Weighted Average Life	2.2 years	1.8 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.
The percentage vintage, property type and location of the collateral securing the Company’s CMBS investments (excluding the Hilton CMBS) calculated on a weighted average basis as of September 30, 2013 and December 31, 2012 are as follows:

Vintage	September 30, 2013	December 31, 2012
2006	—%	1%
2007	100	99
Total	100%	100%

Property Type	September 30, 2013	December 31, 2012
Office	40.0%	40.5%
Retail	22.1	23.2
Hotel	13.0	10.5
Multifamily	12.3	12.9
Other *	12.6	12.9
Total	100%	100%
 *    No other individual category comprises more than 10% of the total.

Location	September 30, 2013	December 31, 2012
Middle Atlantic	22.9%	21.4%
Pacific	21.7	23.8
South Atlantic	21.1	21.8
Other *	34.3	33.0
Total	100%	100%
 *    No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at September 30, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,385	$31,385	Fixed	151 rooms
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,235	27,235	Fixed	73,419 sq. ft.
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,033	24,840	Fixed	263 rooms
Condo Conversion – NY, NY (1)	Dec-12	Jan-15	45,000	45,000	44,732	Floating	119,000 sq. ft.
Condo Conversion – NY, NY (2)	Aug-13	Sept-15	33,000	33,000	32,701	Floating	40,000 sq. ft.
Total/Weighted Average			$164,000	$161,653	$160,893	8.83%

(1)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

During March 2013, the Company consented to the transfer of the controlling ownership of the borrower under the Silver Spring, Maryland loan. In conjunction with its consent, the Company received a $280 fee, which will be recognized over the remaining life of the loan.
During September 2013, two senior sub-participation interests in a first mortgage loan which was secured by over 20 acres of land in South Boston, Massachusetts were repaid at par. The senior sub-participation interests were purchased at 78% of par (including a 3% brokerage fee). Upon the repayment, the Company realized an internal rate of return ("IRR") of 25% on its investment. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Conditions and Results of Operations—Investments”.
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

(1)
This loan is a senior sub-participation interest in a $120,000 first mortgage. In December 2012, the borrower exercised a one-year extension option which was subject to repayment of $33,000 of the entire first mortgage loan (of which the Company received its pro rata portion) and the payment of a fee on the outstanding balance of the entire first mortgage loan.

(2)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.
The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at September 30, 2013 and December 31, 2012.

Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following at September 30, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,879	$8,879	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,812	Fixed
Hotel Portfolio – New York (1)	Aug-11	July-14	25,000	25,000	25,000	Floating
Retail Center – Virginia (2)	Oct-11	Oct-14	25,000	22,216	22,216	Fixed
Hotel– New York (3)	Jan-12	Feb-14	15,000	15,000	15,156	Fixed
Mixed Use – North Carolina	Jul-12	Jul-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,883	9,883	Fixed
Hotel Portfolio – Various (3)	Nov-12	Nov-15	50,000	48,697	48,616	Floating
Condo Conversion – NY, NY (4)	Dec-12	Jan-15	350	350	—	Floating
Condo Construction – NY, NY (3)	Jan-13	Jul-17	60,000	64,612	64,094	Fixed
Multifamily Conversion – NY, NY (3)	Jan-13	Dec-14	18,000	18,000	17,889	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,840	24,840	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – NY, NY (5)	May-13	Jun-14	44,000	44,000	43,781	Floating
Office Condo - NY, NY	Jul-13	Jul-22	14,000	14,000	13,557	Fixed
Condo Conversion – NY, NY (6)	Aug-13	Sept-15	294	294	—	Floating
Mixed Use - Pittsburgh, PA (7)	Aug-13	Aug-16	22,500	22,500	22,306	Floating
Total/Weighted Average			$396,669	$396,796	$394,554	12.04%

(1)	Includes two one-year extension options subject to certain conditions and the payment of a fee for the fourth and fifth year extensions.

(2)	Includes two one-year extension options subject to certain conditions.

(3)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(4)
Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. As of September 30, 2013, the Company had $34,650 of unfunded loan commitments related to this loan.

(5)	Includes a three-month extension option subject to certain conditions and the payment of an extension fee.

(6)
Includes a one-year extension option subject to certain conditions and the payment of an extension fee. As of September 30, 2013, the Company had $29,106 of unfunded loan commitments related to this loan.

(7)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.
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
In June 2013, the Company received the repayment of a $15,000 mezzanine loan secured by a hotel in New York City. In connection with the repayment, the Company received a yield maintenance payment totaling $1,233. With the yield maintenance payment, the Company realized a 19% IRR on its mezzanine loan investment. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Results of Operations – Investments”.

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

The Company evaluates its loans for possible impairment on a quarterly basis. See “Note 5 – Commercial Mortgage Loans” for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at September 30, 2013 and December 31, 2012.
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
In January 2013, the repurchase agreement was repaid in full. Upon the repayment, the Company realized a 17% IRR on its investment. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Conditions and Results of Operations—Investments”.
Note 8 – Borrowings
At September 30, 2013 and December 31, 2012, the Company had borrowings outstanding under the Company’s master repurchase agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “JPMorgan Facility”), the Wells Facility and the UBS Facility.
At September 30, 2013 and December 31, 2012, the Company’s borrowings had the following debt balances, weighted average maturities and interest rates:

	September 30, 2013				December 31, 2012
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$156,969	0.9 years		1.4%	$225,155	1.1 years	*	1.8%	**
UBS Facility borrowings	70,195	5.0 years	*	2.9%	n/a	n/a		n/a	Fixed
JPMorgan Facility borrowings	3	1.3 years	*	2.7%	3	0.0 years		2.7%	L+250
Total borrowings	$227,167	2.2 years		1.9%	$225,158	1.1 years		1.8%

*	Assumes extension options are exercised.

**
At December 31, 2012, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 125 basis points, 150 basis points or 235 basis points depending on the collateral pledged. At September 30, 2013, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 105 basis points or 175 basis points depending on the collateral pledged.

At September 30, 2013, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings	$156,969	$—	$—	$—	$156,969
UBS Facility borrowings *	—	—	70,195	—	70,195
JPMorgan Facility borrowings *	—	3	—	—	3
Total	$156,969	$3	$70,195	$—	$227,167

*	Assumes extension options are exercised.
At September 30, 2013, the Company’s collateralized financings were comprised of borrowings outstanding under the JPMorgan Facility, the UBS Facility and the Wells Facility. The table below summarizes the outstanding balances at September 30, 2013, as well as the maximum and average balances for the nine months ended September 30, 2013.

		For the nine months ended September 30, 2013
	Balance at September 30, 2013	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$156,969	$225,156	$197,146
UBS Facility borrowings	70,195	70,195	7,020
JPMorgan Facility borrowings	3	3	3
Total	$227,167
During September 2013, the Company through an indirect wholly-owned subsidiary entered into the UBS Facility with UBS pursuant to which the Company may borrow up to $133,333 in order to finance the acquisition of CMBS. The UBS Facility has a term of four years, with a one-year extension available at our option, subject to certain restrictions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to six-month US Dollar LIBOR. The Company borrows 100% of the estimated fair value of the collateral pledged and posts margin equal to 22.5% of that borrowing amount in cash. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. Additionally, beginning on the 121st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000 and a maximum total debt to consolidated tangible net worth covenant (3:1)). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility.
In February 2013, the Company, through two of the Company’s subsidiaries, entered into a Second Amended and Restated Master Repurchase Agreement with JPMorgan (the “Amended JPMorgan Master Repurchase Agreement”). The Amended JPMorgan Master Repurchase Agreement extended the maturity date of the JPMorgan Facility to January 31, 2014, with an option to further extend the maturity date for 364 days, subject to the Company’s satisfaction of certain customary conditions. The interest rate on the JPMorgan Facility is LIBOR+2.5%. The Company paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and, if the 364-day extension option is exercised, it will be required to pay an extension fee of 0.25% of the facility amount. The Company has agreed to provide a full guarantee of the obligations of its borrower subsidiaries under the Amended JPMorgan Master Repurchase Agreement.
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
The Company was in compliance with the financial covenants under its repurchase agreements at September 30, 2013 and December 31, 2012.
Note 9 – Derivative Instruments
From time to time, the Company uses interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under repurchase agreements. Some of the Company’s repurchase agreements bear interest at a LIBOR-based variable rate and increases in LIBOR could negatively impact earnings. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.
The Company entered into interest rate swaps and forward-starting caps in an effort to economically hedge a portion of its floating-rate interest payments due under the Wells Facility as well as potential extensions of the collateral securing the Wells Facility borrowings. All of the Company's derivative instruments matured during the third quarter of 2013. The Company’s derivative instruments consist of the following at December 31, 2012:

		December 31, 2012
	Balance Sheet Location	Notional Value		Estimated Fair Value
Interest rate swaps	Derivative instruments	$80,881		$(156)
Interest rate caps	Derivative instruments	203,248	*	1
Total derivative instruments				$(155)

*	Represents the notional values at December 31, 2012, but does not include forward-starting notionals.
The Company has an agreement with its derivative counterparty that contains a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three and nine months ended September 30, 2013 and 2012.

		Three months ended September 30,		Nine months ended September 30,
	Location of Loss Recognized in Income	2013	2012	2013	2012
Interest rate swaps	Loss on derivative instruments – realized *	$(24)	$(127)	$(156)	$(796)
Interest rate swaps	Gain on derivative instruments – unrealized	25	50	155	414
Interest rate caps	Loss on derivative instruments - unrealized	—	(10)	—	(187)
Total		$1	$(87)	$(1)	$(569)

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

The following table summarizes the gross asset and liability amounts related to the Company’s derivatives at December 31, 2012.

	December 31, 2012
	Gross Amount of Assets Recognized as Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position
Interest rate swaps	$—	$(156)	$(156)
Interest rate caps	1	—	1
Total derivative instruments	$1	$(156)	$(155)
Note 10 – Related Party Transactions
Management Agreement
In connection with the Company’s initial public offering in September 2009, the Company entered into a management agreement (the “Management Agreement”) with ACREFI Management, LLC (the “Manager”), which describes the services to be provided by the Manager and its compensation for those services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.
Pursuant to the terms of the Management Agreement, the Manager is paid a base management fee equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.
The current term of the Management Agreement expires on September 29, 2014 and shall be automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors on March 12, 2013 with respect to the Management Agreement, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to seek termination of the Management Agreement.
For the three and nine months ended September 30, 2013, respectively, the Company incurred approximately $2,625 and $7,384 in base management fees. For the three and nine months ended September 30, 2012, respectively, the Company incurred approximately $1,518 and $4,099 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and nine months ended September 30, 2013, respectively, the Company recorded expenses totaling $208 and $542 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the three and nine months ended September 30, 2012, respectively, the Company recorded expenses totaling $203 and $721 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at September 30, 2013 is approximately $2,625 for base management fees incurred but not yet paid and $31 related to a payment due to the Manager in connection with a restricted stock unit ("RSU") delivery during 2013. Included in payable to related party on the consolidated balance sheet at December 31, 2012 is approximately $2,037 for base management fees incurred but not yet paid.
KBC Bank Deutschland AG
In September 2013, the Company announced that it has entered into an agreement to invest up to approximately €38,000 ($50,000) in a limited partnership (the "KBCD Partnership"), a wholly-owned subsidiary of which has agreed to acquire, alongside certain third party purchasers, in aggregate all of the shares of KBC Bank Deutschland AG (“KBCD”), the German subsidiary of Belgian KBC Group NV.  The general partner and the other limited partners in the KBCD Partnership are indirect subsidiaries of or are indirectly managed by Apollo Global Management, LLC (“Apollo”), the indirect parent company of the Company's external manager, ACREFI Management, LLC.  The acquisition is subject to antitrust and regulatory approval, which is expected to take approximately nine months.  Consequently, there is no assurance that the acquisition will close.
  As of December 31, 2012, KBCD had total assets of approximately €2,607,000.  KBCD specializes in corporate banking and financial services for medium-sized German companies.  KBCD also is active in real estate financing, acquisition finance, institutional cash, interest and currency management and private wealth management for German high net worth individuals.  KBCD’s existing real estate loan portfolio is focused on development and investment financing, primarily in Germany, across a number of property sectors.
The Company's limited partnership interest in the KBCD Partnership is expected to represent approximately 21% of the indirect ownership of KBCD.  Upon closing of the KBCD acquisition it is expected that the KBCD Partnership will incur a structuring fee payable to an indirect subsidiary of Apollo equal to approximately 1.62% of the equity commitments to the KBCD Partnership. In addition, a subsidiary of the KBCD Partnership will be entitled to acquire additional shares in KBCD representing up to 10% of KBCD in connection with certain exit events, based on the achievement of certain rates of return on the investments by the KBCD Partnership and the other direct and indirect acquirers of KBCD; the Company’s indirect interest in KBCD will be diluted in connection with any such acquisition.
Note 11 – Share-Based Payments
On September 23, 2009, the Company’s board of directors approved the Apollo Commercial Real Estate Finance, Inc., 2009 Equity Incentive Plan (the “LTIP”). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of the Company’s board of directors (the “Compensation Committee”) and all grants under the LTIP must be approved by the Compensation Committee.
The Company recognized stock-based compensation expense of $784 and $2,095 for the three and nine months ended September 30, 2013, respectively, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $1,276 and $3,244 for the three and nine months ended September 30, 2012, respectively, related to restricted stock and RSU vesting. The following table summarizes the grants of restricted common stock and RSUs during the nine months ended September 30, 2013:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Grant	February 2013	20,000	—	$352	December 2013	December 2015
Grant	February 2013	—	180,000	3,166	December 2013	December 2015
Grant	April 2013	11,304	—	200	July 2013	April 2016
Grant	May 2013	—	15,000	261	December 2013	December 2015
Forfeiture *	June 2013	—	(5,000)	n/a	n/a	n/a
Grant	September 2013	—	10,000	153	September 2013	September 2013
Total		31,304	200,000
* Represents RSUs forfeited by a former employee of the Manager in connection with such employee’s resignation from the
Manager.

Below is a summary of expected restricted common stock and RSU vesting dates as of September 30, 2013.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
October 2013	2,925	416	3,341
December 2013	6,664	63,327	69,991
January 2014	2,504	93,335	95,839
March 2014	—	6,667	6,667
April 2014	2,508	417	2,925
July 2014	1,740	—	1,740
July 2014	500	—	500
October 2014	1,736	—	1,736
December 2014	6,668	63,332	70,000
January 2015	1,744	—	1,744
March 2015	—	6,667	6,667
April 2015	1,744	—	1,744
July 2015	944	—	944
July 2015	500	—	500
October 2015	944	—	944
December 2015	6,668	63,341	70,009
January 2016	944	—	944
April 2016	944	—	944
	39,677	297,502	337,179

Note 12 – Stockholders’ Equity
Dividends. For 2013, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 27, 2013	March 28, 2013	April 12, 2013	$0.40
May 1, 2013	June 28, 2013	July 12, 2013	$0.40
July 31, 2013	September 30, 2013	October 11, 2013	$0.40
For 2013, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 15, 2013	March 28, 2013	April 15, 2013	$0.5391
June 12, 2013	June 28, 2013	July 15, 2013	$0.5391
September 16, 2013	September 30, 2013	October 15, 2013	$0.5391
Common Offering. During March 2013, the Company completed a follow-on public offering of 8,805,000 shares of its common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price of $16.90 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $148,333 after deducting estimated offering expenses payable by the Company.
ATM Program.  In May 2013, the Company entered into an ATM Equity Offering Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and JMP Securities LLC (the "Agents"), relating to shares of the Company's common stock.  In accordance with the terms of the agreement, the Company may offer and sell shares of common stock having an aggregate offering price of up to $100,000 from time to time through the Agents. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, or as otherwise agreed with the applicable Agent.  To date, the Company has not directed the Agents to sell any shares.
Stock Repurchase Program. In July 2013, the Company's board of directors approved a stock repurchase program to authorize the Company to repurchase up to an aggregate of $50,000 of its shares of common stock. To date, the Company has not repurchased any shares pursuant to the stock repurchase program.
Note 13 – Commitments and Contingencies

KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that has agreed to acquire a minority participation in KBCD. The Company committed to invest up to approximately $50,000 (€38,000), representing approximately 21% of the ownership in KBCD. The acquisition is subject to antitrust and regulatory approval, which is expected to take approximately nine months. Consequently, there is no assurance that the acquisition will close.
Loan Commitments. As described in Note 6, at September 30, 2013 and December 31, 2012, the Company had $34,650 of unfunded loan commitments related to the condominium conversion loan that closed in December 2012. At September 30, 2013, the Company had $29,106 of unfunded loan commitments related to the condominium conversion loan that closed in August 2013.
Note 14 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$86,824	$86,824	$108,619	$108,619
Restricted cash	15,794	15,794	—	—
Commercial first mortgage loans	160,893	165,063	142,921	150,144
Subordinate loans	394,554	400,099	246,246	250,520
Repurchase agreements	—	—	6,598	6,598
Borrowings under repurchase agreements	(227,167)	(227,175)	(225,158)	(225,158)
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

The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$12,900	$12,211	$36,621	$31,214
Preferred dividends	(1,859)	(1,219)	(5,580)	(1,219)
Net income available to common stockholders	11,041	10,992	31,041	29,995
Dividends declared on common stock	(14,753)	(8,228)	(44,253)	(16,453)
Dividends on participating securities	(202)	(168)	(596)	(337)
Net income (loss) attributable to common stockholders	$(3,914)	$2,596	$(13,808)	$13,205
Denominator:
Basic weighted average shares of common stock outstanding	36,883,002	20,571,478	34,647,941	20,567,772
Diluted weighted average shares of common stock outstanding	37,379,469	20,992,312	35,103,285	20,983,429
Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$0.40	$0.40	$1.28	$0.80
Undistributed income (loss)	$(0.11)	$0.12	$(0.40)	$0.63
Basic and diluted net income per share of common stock	$0.29	$0.52	$0.88	$1.43

Note 16 – Subsequent Events
Dividends. On November 4, 2013, the Company declared a dividend of $0.40 per share of common stock, which is payable on January 13, 2014 to common stockholders of record on December 31, 2013.
Investment Activity. During October 2013, the Company purchased $47,000 of mezzanine participations secured by a pledge of the equity interests in a borrower that owns a healthcare portfolio consisting of 193 skilled nursing facilities, long-term acute care hospitals and senior housing facilities. The mezzanine participations, which the Company purchased at par, have a remaining nine-month term and are part of a $92,000 floating-rate senior mezzanine loan. The Company’s loan basis, inclusive of cash held for collateral, represents an underwritten loan-to-value ("LTV") of 58%. The mezzanine participations were underwritten to generate an IRR of approximately 12%. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Conditions and Results of Operations—Investments”.
During fourth quarter of 2013, the Company fully funded the $34,650 remaining commitment related to the condominium conversion loan that closed in December 2012.
During the fourth quarter of 2013, the Company deployed $4,049 of equity to acquire additional legacy CMBS originally rated AAA, with an aggregate purchase price of $17,994 and a weighted average life of approximately 3.6 years. To finance the purchase of the CMBS, the Company used $17,994 of borrowings under the UBS Facility and pledged $4,049 of cash.
Loan Repayment. During October 2013, the Company received a full principal repayment from a $25,000 mezzanine loan secured by a portfolio of hotels in New York City. The Company realized a 12% IRR on its investment.
Election of Director - On November 4, 2013, the Board of Directors elected Scott Prince as an independent director of the Board. Mr. Prince also was elected as a member of the Audit Committee of the Board.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; operating results and potential asset performance; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a REIT for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended; the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.
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
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo Global Management, LLC, (together with its subsidiaries, “Apollo”), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $113 billion as of June 30, 2013.
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

Market Overview
The commercial real estate lending market continues to recover from the downturn experienced as part of the correction in the global financial markets which began in mid-2007. However, as Property values have recovered to peak levels according to certain metrics, the lending market has yet to fully return to levels seen during the period leading up to 2007. Based on the current market dynamics, including over $1 trillion of commercial real estate debt scheduled to mature through 2017, there remains a compelling opportunity for the Company to invest capital in its target assets at attractive risk adjusted returns.
During and immediately following the financial crisis, due to the prevalence of lenders granting extensions across the commercial mortgage loan industry, the demand for new capital to refinance maturing commercial mortgage debt was somewhat tempered. This trend has abated to a certain extent in more recent periods as many borrowers have begun to refinance legacy loans and pursue new acquisitions. While the frequency of extensions and modifications had a meaningful impact on the timing of loan maturities, the Company believes the next phase will involve rising volumes of commercial mortgage lending activity which should allow lenders to capitalize on the impending maturity wall.
At the end of the second quarter of 2013, many market participants expected the Federal Reserve to begin tapering its asset purchases towards the end of the year. However, economic indicators and recent events have delayed the expectation of any tapering, resulting in a projected low-interest rate environment through the end of 2013 and at least into the beginning of 2014. It is expected that the low interest rate environment will remain attractive to borrowers and will continue to drive significant refinancing activity across all property types during the remainder of 2013 and into 2014.
There has also been a continued growth and recovery in the CMBS market. In 2012, approximately $48 billion of CMBS were issued in the United States, an increase of approximately 48% over 2011. In the first three quarters of 2013, approximately $60.5 billion of CMBS were issued in the United States, approximately 2.0 times the volume issued during the first three quarters of 2012. We believe the continued growth and recovery of the CMBS market is evidence that the lending market for commercial real estate has largely stabilized since the financial crisis.
However, current volumes of CMBS issuance are still moderate relative to the peak of the market, which saw more than $229 billion in CMBS issuance in 2007. We perceive that lenders still appear to be focused on stabilized cash flowing assets with loan-to-value ratios lower than peak. As a result, we expect to continue to see opportunities to originate mezzanine and first mortgage financings with respect to those parts of the financing capital structure which are unsuitable to be sold as part of a CMBS offering.
Critical Accounting Policies
A summary of the Company’s accounting policies is set forth in its Annual Report on Form 10-K for the year ended December 31, 2012 under “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical accounting policies and use of estimates.”
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

In February 2013, the Company provided a $25,000 mezzanine loan secured by a pledge of the equity interests in the owner of a portfolio of four hotels totaling 1,231 rooms located in Rochester, Minnesota. The hotels are within walking distance of the Mayo Clinic, an internationally renowned health care facility that treats over one million patients annually from around the world. The mezzanine loan is part of a $145,000 five-year, fixed rate loan, comprised of a $120,000 first mortgage loan and the mezzanine loan, which was provided in connection with the acquisition of the portfolio. The mezzanine loan has an appraised LTV of approximately 69% and has been underwritten to generate an IRR of approximately 12%. See “—Investments” below for a discussion of IRR.
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
In July 2013, the Company provided a $14,000 mezzanine loan (purchased for $13,551 or approximately 97% of face value) secured by a pledge of the equity interest in a borrower that owns the office component of a 432,717 square foot building located in downtown New York City. The mezzanine loan is part of a $105,000, 10-year fixed rate loan (with 9 years remaining) comprised of a $91,000 first mortgage loan and the Company's $14,000 mezzanine loan. The mezzanine loan has an underwritten LTV of 70% and has been underwritten to generate an IRR of approximately 13%. See “—Investments” above for a discussion of IRR.
In August 2013, the Company provided a $22,500 mezzanine loan secured by a pledge of the equity interest in a borrower that owns a mixed use property located in the central business district of Pittsburgh, PA and consists of (i) a 27-story multi-tenant office building, (ii) an adjoining 616-key convention center hotel and (iii) a 479-space underground parking garage. The mezzanine loan is part of a $105,000, five-year (three-year initial term with two one-year extension options)floating rate loan comprised of an $82,500 first mortgage loan and the Company's $22,500 mezzanine loan. The mezzanine loan has an appraised LTV of 69% and has been underwritten to generate an IRR of approximately 12%. See “—Investments” above for a discussion of IRR.
In August 2013, the Company provided a $62,400 whole loan, which is split into a $33,000 first mortgage and a $29,400 mezzanine loan secured by a pledge of the equity interests in a borrower that owns an eight-story commercial building in the Greenwich Village section of New York City. The whole loan will fund the conversion of the existing building into a 12-story luxury residential condominium consisting of approximately 37,000 square feet comprising eight residential units and approximately 3,600 square feet of ground-floor retail space. The whole loan has a two year term, including one 12-month extension option, at the borrower’s option, subject to certain conditions. On a fully funded basis, the whole loan represents an appraised loan-to-net-sellout of 55%. The whole loan has been underwritten to generate an IRR of approximately 14%. See “—Investments” above for a discussion of IRR.
In September 2013, the Company deployed $20,563 of equity to acquire legacy CMBS originally rated AAA with an aggregate face amount of $92,279 and a weighted average life of approximately 3.8 years. The Company financed the balance utilizing $91,391 of borrowings under the UBS Facility and additionally pledged $20,563 of cash. See "Liquidity and Capital Resources" below for a description of the UBS Facility. The CMBS investments have been underwritten to generate a weighted average IRR of approximately 15%. See “—Investments” above for a discussion of IRR.
Investments
The following table sets forth certain information regarding the Company’s investments at September 30, 2013:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years) (1)	Equity at cost (2)	Current Weighted Average IRR (3)	Levered Weighted Average IRR (4)
First mortgages	$161,653	$160,893	9.4%	2.2	$3	2.7%	1.3	$160,890	10.7%	14.5%
Subordinate loans	396,796	394,554	12.7	4.1	—	—	—	394,554	13.4	13.4
CMBS	217,290	218,019	5.3	2.2	180,626	1.9	2.2	36,760	15.4	15.4
CMBS - Hilton	70,682	69,587	12.3	0.1	46,538	1.9	2.1	23,049	16.6	16.6
Total	$846,421	$843,053	10.2%	3.0	$227,167	1.9%	2.2	$615,253	12.9%	13.9%

(1)
Assumes extension options on the Wells Facility, the UBS Facility and JPMorgan Facility are exercised. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Company's repurchase agreements.

(2)	Includes $15,794 of restricted cash related to the UBS Facility and $16,427 of future borrowings related to unsettled trades at September 30, 2013.

(3)
The internal rates of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings and derivative instruments under the Wells Facility remains constant over the remaining terms and extension terms under this facility. With respect to certain loans, the IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Item 1A—Risk Factors—The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table or elsewhere in this quarterly report over time.

(4)
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

Net Income Available to Common Stockholders
For the three and nine months ended September 30, 2013, respectively, the Company’s net income available to common stockholders was $11,041, or $0.29 per share, and $31,041, or $0.88 per share. For the three and nine months ended September 30, 2012, respectively, the Company’s net income available to common stockholders was $10,992, or $0.52 per share, and $29,995, or $1.43 per share.

Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Change (amount)	Change (%)	2013	2012	Change (amount)	Change (%)
Interest income from:
Securities	$2,533	$3,674	$(1,141)	(31.1)%	$8,634	$12,227	$(3,593)	(29.4)%
Commercial mortgage loans	4,954	2,825	2,129	75.4%	12,222	7,851	4,371	55.7%
Subordinate loans	12,184	6,144	6,040	98.3%	35,137	17,316	17,821	102.9%
Repurchase agreements	—	2,361	(2,361)	(100.0)%	2	5,920	(5,918)	(100.0)%
Interest expense	(885)	(1,768)	883	(49.9)%	(2,909)	(6,939)	4,030	(58.1)%
Net interest income	$18,786	$13,236	$5,550	41.9%	$53,086	$36,375	$16,711	45.9%
Net interest income for the three and nine months ended September 30, 2013 increased $5,550, or 41.9%, and $16,711, or 45.9%, from the same periods in 2012. The increase is primarily the result of additional interest income from commercial mortgage loans and subordinate loans offset by a decline in interest income from repurchase agreements and securities.
The decline in interest income related to securities for the three and nine months ended September 30, 2013 of $1,141, or 31.1%, and $3,593, or 29.4%, from the same periods in 2012 is attributable to the repayment of some of these securities as they near maturity and, to a lesser extent, the sale of a portion of the Company’s securities during March 2012.
The increase in interest income related to commercial mortgage loans for the three and nine months ended September 30, 2013 of $2,129, or 75.4%, and $4,371, or 55.7%, from the same periods in 2012 is primarily attributable to the funding of $62,490 of commercial mortgage loans net of repayments of $31,300 during 2012 and the funding of $32,643 of commercial mortgage loans net of repayments of $17,898 during 2013.
The increase in interest income related to subordinate loans for the three and nine months ended September 30, 2013 of $6,040, or 98.3%, and $17,821, or 102.9%, from the same periods in 2012 is primarily attributable to the funding of $213,515 and $96,023 of subordinate loans during 2013 and 2012, respectively, net of repayments of $71,173 during 2013. The increase is also attributable to a $3,733 of prepayment penalties received during 2013 as well as the repayment of a subordinate loan during September 2013 that was held at a discount and was originally schedule to repay in December 2013.
The decrease in interest related to repurchase agreements for the three and nine months ended September 30, 2013 of $2,361, or 100.0%, and $5,918, or 100.0%, from the same periods in 2012 is attributable to the final repayment of the repurchase facility in January 2013.
Interest expense for the three and nine months ended September 30, 2013 decreased $883, or 49.9%, and $4,030, or 58.1%, from the same periods in 2012. The decrease is primarily the result of the decline in the average balance of the Company’s borrowings from $372,893 for the nine months ended September 30, 2012 to $204,169 for the nine months ended September 30, 2013. In addition to the repayment of debt outstanding under the Wells Facility as the related CMBS have been repaid or sold, the Company repaid substantially all of the borrowings outstanding under the JPMorgan Facility upon the close of the Company’s Series A Preferred Stock offering in August 2012. The Company also amended the JPMorgan Facility and the Wells Facility during 2012 and 2013 to reduce the cost of borrowings. See “– Liquidity and Capital Resources – Borrowings Under Various Financing Arrangements” for a discussion of those amendments.
Operating Expenses
The following table sets forth the Company’s operating expenses for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Change (amount)	Change (%)	2013	2012	Change (amount)	Change (%)
General and administrative expense	$1,009	$1,154	$(145)	(12.6)%	$3,031	$3,985	$(954)	(23.9)%
Stock-based compensation expense	784	1,276	(492)	(38.6)%	2,095	3,244	(1,149)	(35.4)%
Management fee expense	2,625	1,518	1,107	72.9%	7,384	4,099	3,285	80.1%
Total operating expense	$4,418	$3,948	$470	11.9%	$12,510	$11,328	$1,182	10.4%

General and administrative expense for the three and nine months ended September 30, 2013 decreased $145, or 12.6%, and $954, or 23.9%, from the same periods in 2012. The decrease for the nine months ended September 30, 2013 is primarily attributable to a $760 one-time expense in April 2012 related to the closing of the senior sub-participation interest in a first mortgage loan. Stock-based compensation expense for the three and nine months ended September 30, 2013 decreased $492, or 38.6%, and $1,149, or 35.4%, from the same periods in 2012. The decrease is primarily attributable to the fluctuation in the price of the Company’s stock during 2013. Share-based payments are discussed further in the accompanying consolidated financial statements, “Note 11—Share-Based Payments.”
Management fee expense for the three and nine months ended September 30, 2013 increased $1,107, or 72.9%, and $3,285, or 80.1%, from the same periods in 2012. The increase is primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering completed in 2012, the Series A Preferred Stock offering completed in 2012 and the follow-on common equity offering completed in March 2013. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements, “Note 10—Related Party Transactions.”
Realized and unrealized gain/loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012:

		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2013	2012	2013	2012
Securities	Realized gain on sale of securities	$—	$—	$—	$262
Securities	Unrealized gain (loss) on securities	(1,472)	3,010	(3,973)	6,473
Interest rate swaps	Loss on derivative instruments – realized *	(24)	(127)	(156)	(796)
Interest rate swaps	Gain on derivative instruments – unrealized	25	50	155	414
Interest rate caps	Loss on derivative instruments - unrealized	—	(10)	—	(187)
Total		$(1,471)	$2,923	$(3,974)	$6,166

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.
In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings, the Company entered into interest rate swaps and caps which to economically hedge a portion of its floating-rate borrowings.
All of the Company's derivative instruments matured during the third quarter of 2013. The Company elected not to pursue hedge accounting for these derivative instruments and recorded the change in estimated fair value related to these interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to certain CMBS securing the Wells Facility in earnings by electing the fair value option. These elections allow the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate derivatives without having to apply complex hedge accounting provisions.
During March 2012, the Company sold CMBS with an amortized cost of $137,423, resulting in net realized gains of $262. The sale generated proceeds of $14,621 after the repayment of $123,064 of debt under the Wells Facility.

For the three and nine months ended September 30, 2013, respectively, the Company recognized an unrealized gain (loss) on securities of $(1,472) and $(3,973). For the three and nine months ended September 30, 2012, respectively, the Company recognized an unrealized gain (loss) on securities of $3,010 and $6,473. These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
Dividends
Dividends. For 2013, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 27, 2013	March 28, 2013	April 12, 2013	$0.40
May 1, 2013	June 28, 2013	July 12, 2013	$0.40
July 31, 2013	September 30, 2013	October 11, 2013	$0.40

For 2013, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2013	March 28, 2013	April 15, 2013	$0.5391
June 12, 2013	June 28, 2013	July 15, 2013	$0.5391
September 16, 2013	September 30, 2013	October 15, 2013	$0.5391
Subsequent Events
Dividends. On November 4, 2013, the Company declared a dividend of $0.40 per share of common stock, which is payable on January 13, 2014 to common stockholders of record on December 31, 2013.
Investment Activity. During October 2013, the Company purchased $47,000 of mezzanine participations secured by a pledge of the equity interests in a borrower that owns a healthcare portfolio consisting of 193 skilled nursing facilities, long-term acute care hospitals and senior housing facilities. The mezzanine participations, which the Company purchased at par, have a remaining nine-month term and are part of a $92,000 floating-rate senior mezzanine loan. The Company's loan basis, inclusive of cash held for collateral, represents an underwritten LTV of 58%. The mezzanine participations were underwritten to generate an IRR of approximately 12%. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Conditions and Results of Operations—Investments”.
During fourth quarter of 2013, the Company fully funded the $34,650 remaining commitment related to the condominium conversion loan that closed in December 2012.
During the fourth quarter of 2013, the Company deployed $4,049 of equity to acquire additional legacy CMBS originally rated AAA, with an aggregate purchase price of $17,994 and a weighted average life of approximately 3.6 years. To finance the purchase of the CMBS, the Company used $17,994 of borrowings under the UBS Facility and pledged $4,049 of cash.
Loan Repayment. During October 2013, the Company received a full principal repayment from a $25,000 mezzanine loan secured by a portfolio of hotels in New York City. The Company realized a 12% IRR on its investment. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Conditions and Results of Operations—Investments”.
Election of Director - On November 4, 2013, the Board of Directors elected Scott Prince as an independent director of the Board. Mr. Prince also was elected as a member of the Audit Committee of the Board.
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

Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at September 30, 2013. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Per the terms of the original agreement, amounts borrowed under the JPMorgan Facility bore interest at a spread of 3.00% over one-month LIBOR with no floor. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR+2.50%. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. In February 2013, the Company, through two of the Company’s subsidiaries, entered into the Amended Master Repurchase Agreement with JPMorgan. The Amended Master Repurchase Agreement extended the maturity date of the JPMorgan Facility to January 31, 2014, with an option to further extend the maturity date for 364 days, subject to the Company’s satisfaction of certain customary conditions. Pricing on the JPMorgan Facility will remain at LIBOR+2.5%. The Company has paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and, if the 364-day extension option is exercised, it will be required to pay an extension fee of 0.25% of the facility amount. The Company has agreed to provide a full guarantee of the obligations of its borrower subsidiaries under the Amended Master Repurchase Agreement. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations that would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee has been waived by the lender. At September 30, 2013, the Company had $3 of borrowings outstanding under the JPMorgan Facility. The Company anticipates reborrowing under the JPMorgan Facility as additional capital is deployed. The Company’s ability to achieve its underwritten levered weighted average IRRs discussed above under “ -Financial Condition and Results of Operations-Investments,” depends upon the Company reborrowing approximately $53,000 under the JPMorgan Facility or any replacement facility.
Wells Facility
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
At September 30, 2013, the Company had $156,969 of borrowings outstanding under the Wells Facility secured by CMBS held by the Company.
UBS Facility
During September 2013, the Company through an indirect wholly-owned subsidiary entered into the UBS Facility with UBS pursuant to which the Company may borrow up to $133,333 in order to finance the acquisition of CMBS. The UBS Facility has a term of four years, with a one-year extension available at our option, subject to certain restrictions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month US Dollar LIBOR. The Company borrows 100% of the estimated fair value of the collateral pledged and posts margin equal to 22.5% of that borrowing amount in cash. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. Additionally, beginning on the 121st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000 and a maximum total debt to consolidated tangible net worth covenant (3:1). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility.
Cash Generated from Offerings
During March 2013, the Company completed a follow-on public offering of 8,805,000 shares of its common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price of $16.90 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $148,333, after deducting estimated offering expenses payable by the Company.
During May 2013, the Company entered into an ATM Equity Offering Sales Agreement with the Agents, relating to shares of the Company's common stock.  In accordance with the terms of the agreement, the Company may offer and sell shares of common stock having an aggregate offering price of up to $100,000 from time to time through the Agents. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, or as otherwise agreed with the applicable Agent.  To date, the Company has not directed the Agents to sell any shares.
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of the $86,824 of cash available at September 30, 2013, principal and interest the Company receives on its portfolio of assets, as well as available borrowings under the JPMorgan Facility and the UBS Facility. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At September 30, 2013, substantially all of the $100,000 of borrowing capacity under the JPMorgan Facility was available; however, the Company would need to acquire additional commercial first mortgage loans or AAA-rated CMBS in order to utilize all of that capacity. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities.
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
Leverage policies
The Company uses leverage for the sole purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. In addition to the Wells Facility, the UBS Facility and the JPMorgan Facility, in the future the Company may access additional sources of borrowings. The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; however, the Company is limited by certain financial covenants under its repurchase agreements. Consistent with the Company’s strategy of keeping leverage within a conservative range, the Company expects that its total borrowings on its target assets will be in an amount that is approximately 35% of the value of its total loan portfolio.
Contractual obligations and commitments
The Company’s contractual obligations including expected interest payments as of September 30, 2013 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings	$157,614	$—	$—	$—	$157,614
UBS Facility borrowings *	2,543	4,068	71,327	—	77,938
JPMorgan Facility borrowings**	—	3	—	—	3
Total	$160,157	$4,071	$71,327	$—	$235,555

 *    Assumes extension options are exercised. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” above for further discussion.

**
Assumes extension options are exercised and current LIBOR of 0.19% for interest payments due under the JPMorgan Facility. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” above for further discussion.

KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that has agreed to acquire a minority participation in KBCD. The Company committed to invest up to approximately $50,000 (€38,000), representing approximately 21% of the ownership in KBCD. The acquisition is subject to antitrust and regulatory approval, which is expected to take approximately nine months. Consequently, there is no assurance that the acquisition will close.

Loan Commitments. As of September 30, 2013, the Company had $34,650 of unfunded loan commitments related to the condominium conversion loan that closed in December 2012. The Company expects that the remaining commitments will be funded as requested on or before January 1, 2014. At September 30, 2013, the Company had $29,106 of unfunded loan commitments related to the condominium conversion loan that closed in August 2013.
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
The current term of the Management Agreement expires on September 29, 2014 and shall be automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year terms only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable. Following a meeting by the Company’s independent directors on March 12, 2013 with respect to the Management Agreement, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.
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

The Company has 3,450,000 shares of Series A Preferred Stock outstanding, which entitles holders to receive dividends at an annual rate of 8.625% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. The dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Series A Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. After August 1, 2017, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
Non-GAAP Financial Measures
Operating Earnings
For the three and nine months ended September 30, 2013, respectively, the Company’s Operating Earnings were $13,272, or $0.35 per share, and $36,954, or $1.05 per share. For the three and nine months ended September 30, 2012, respectively, the Company’s Operating Earnings were $9,218, or $0.44 per share, and $26,538, or $1.27 per share. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding) and (ii) any unrealized gains or losses or other non-cash items included in net income.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders	$11,041	$10,992	$31,041	$29,995
Adjustments:
Unrealized (gain) loss on securities	1,472	(3,010)	3,973	(6,473)
Unrealized (gain) loss on derivative instruments	(25)	(40)	(155)	(228)
Equity-based compensation expense	784	1,276	2,095	3,244
Total adjustments:	2,231	(1,774)	5,913	(3,457)
Operating Earnings	$13,272	$9,218	$36,954	$26,538
Basic and diluted Operating Earnings per Share of Common Stock	$0.35	$0.44	$1.05	$1.27
Basic weighted average shares of common stock outstanding	36,883,002	20,571,478	34,647,941	20,567,772
Diluted weighted average shares of common stock outstanding	37,379,469	20,992,312	35,103,285	20,983,429

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
At September 30, 2013, all of the Company’s borrowings oustanding under the Wells Facility and the JPM Facility are floating-rate borrowings. The Company also has floating rate loans with a face amount of $122,491, resulting in net variable rate exposure of $34,481. A 50 basis point increase in LIBOR would decrease the net interest income related to the $34,481 in variable rate exposure by $43. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended September 30, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2013, the Company was not involved in any material legal proceedings.
ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Company’s risk factors during the nine months ended September 30, 2013.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) added a new subsection (r) to section 13 of the Exchange Act, requiring an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. The Company has been advised that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. Because of the relationship with the Manager, which is an indirect subsidiary and is considered to be an affiliate of Apollo, the Company may be considered to be an affiliate of CEVA since the Company and CEVA may be deemed to be under the common control of Apollo. However, this disclosure is not meant to be an admission that such common control exists. As a result, it appears that the Company is required to provide the disclosures set forth below pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act.
Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by the Company and does not involve the Company, the Company’s management or the Manager. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. The Company has not independently verified or participated in the preparation of the disclosure below.
“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

ITEM 6. Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2
Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

3.3	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.2
Form of stock certificate evidencing the 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation reference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

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

November 6, 2013

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Megan B. Gaul
Megan B. Gaul
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2
Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

3.3	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.2
Form of stock certificate evidencing the 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation reference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**
These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.