Form 10-K
period 2013-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2014-02-27
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
__________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $581,396,403 based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.
On February 20, 2014, the registrant had a total of 37,125,475 shares of Common Stock outstanding.
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2014 annual meeting of stockholders scheduled to be held on or about April 29, 2014 are incorporated by reference into Part III of this annual report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements in this annual report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”)and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to remain excluded from registration under the Investment Company Act of 1940 (the “1940 Act”); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s understanding of its competition; and the closing of the Company's investment in KBC Bank Deutschland AG (“KBCD”).
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
GENERAL
Apollo Commercial Real Estate Finance, Inc. is a real estate investment trust (“REIT”) that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, commercial mortgage-backed securities (“CMBS”) and other commercial real estate-related debt investments in the United States. These asset classes are referred to as the Company’s target assets.
The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC, together with its subsidiaries, “Apollo”, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of $161.2 billion as of December 31, 2013. The Manager is led by an experienced team of senior real estate professionals who have significant experience in commercial property investing, financing and ownership. The Manager benefits from the investment, finance and managerial expertise of Apollo’s private equity, credit-oriented capital markets and real estate investment professionals. The Company believes its relationship with Apollo provides the Company with significant advantages in sourcing, evaluating, underwriting and managing investments in the Company’s target assets.
The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2013, the Company held a diversified portfolio comprised of approximately $161,099 of commercial mortgage loans, $497,484 of subordinate loans and $191,448 of CMBS. The Company has financed this portfolio as of December 31, 2013 with $202,033 of borrowings under the Company’s master repurchase agreements.
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
INVESTMENT STRATEGY
To identify attractive opportunities within its target assets, the Company relies on the expertise of the Manager and its affiliates as well as their platform which integrates real estate experience with private equity and capital markets, in transaction sourcing, underwriting, execution, as well as asset operation, management and disposition. In the near-to-medium term, the Company expects to continue to deploy its capital through the origination and acquisition of senior performing commercial mortgage loans, subordinate financings, CMBS and other commercial real-estate related debt investments at attractive risk-adjusted yields.
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
FINANCING STRATEGY
The Company uses borrowings as part of its financing strategy. The Company expects the amount of leverage it uses to be consistent with the Company’s intention of keeping total borrowings within a conservative range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in the Company’s investment portfolio, the potential for losses and extension risk in the Company’s investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of the Company’s financing counterparties, the health of the U.S. economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of the Company’s target assets and the type of collateral underlying these target assets. In utilizing leverage, the Company seeks to enhance equity returns while limiting interest rate exposure. In addition to current repurchase facilities, the Company may access additional repurchase facilities and more traditional borrowings such as credit facilities. As of December 31, 2013, the Company had $47,751 of borrowings outstanding under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”), $20,383 of borrowings outstanding under the Company’s $100,000 repurchase facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “JPMorgan Facility”) and $133,899 of borrowings outstanding under the Company's repurchase facility with UBS AG, London Branch ("UBS") (the "UBS Facility").
To the extent market conditions improve and markets stabilize over time, the Company may increase its borrowing levels. In the future, the Company may also seek to raise further equity capital or issue debt securities in order to fund future investments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s borrowings as of December 31, 2013.
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
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s borrowings under repurchase agreements as of December 31, 2013.
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
AVAILABLE INFORMATION
The Company maintains a website at www.apolloreit.com and makes available, free of charge, on the Company’s website (a) the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, the “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. The Company’s documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company provides copies of its Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations at Apollo Commercial Real Estate Finance, Inc., c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

Item 1A.	Risk Factors
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
Termination of the Management Agreement with the Manager without cause is difficult and costly. The Management Agreement provides that, in the absence of cause, it may only be terminated by the Company after the third anniversary of the closing of the initial public offering, upon the vote of at least two thirds of the Company’s independent directors based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company, or (ii) a determination that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two thirds of the Company’s independent directors. The Manager will be provided 180 days prior notice of any such termination. Additionally, upon a termination by the Company without cause (or upon a termination by the Manager due to the Company’s material breach), the Management Agreement provides that the Company will pay the Manager a termination payment equal to three times the average annual base management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to the Company of electing not to renew, or defaulting in its obligations under, the Management Agreement, thereby adversely affecting the Company’s inclination to end its relationship with the Manager, even if the Company believes the Manager’s performance is not satisfactory.

The current term of the Management Agreement expires on September 29, 2014, and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances, described above, which would require the Company to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage the Company, the Company may not be able to continue to execute its business plan.
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
The departure of any senior personnel of the Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on the Company’s ability to achieve its investment objectives. In addition, the Company offers no assurance that the Manager will remain its investment manager or that the Company will continue to have access to the Manager’s or Apollo’s executive officers and other investment professionals. The initial term of the Management Agreement with the Manager only extends until the third anniversary of the closing of the initial public offering, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage it, the Company may not be able to continue to execute its business plan.

The Company's business may be adversely affected if its reputation, the reputation of the Manager or Apollo, or the reputation of counterparties with whom the Company associates is harmed.
The Company may be harmed by reputational issues and adverse publicity relating to the Company, the Manager or Apollo. Issues could include real or perceived legal or regulatory violations or could be the result of a failure in performance, risk-management, governance, technology or operations, or claims related to employee misconduct, conflict of interests, ethical issues or failure to protect private information, among others. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm the Company's business. Such reputational issues may depress the market price of the Company's capital stock or have a negative effect on the Company's ability to attract counterparties for its transactions, or otherwise adversely affect the Company.
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
The Company's business depends on the communications and information systems of Apollo and other third-party service providers. Any failure or interruption of the systems of Apollo or any other counterparties that the Company relies on could cause delays or other problems in the Company’s securities trading activities and operations, which could have a material adverse effect on the Company’s operating results and negatively affect the market price of its common stock and its ability to pay dividends to stockholders.

Cybersecurity risks and cyber incidents may adversely affect the Company's business by causing a disruption to the Company's operations, a compromise or corruption of the Company's confidential information, and/or damage to the Company's business relationships, all of which could negatively impact the Company's financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the Company's information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to the Company's information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to the Company's investor relationships. As the Company's reliance on technology has increased, so have the risks posed to its information systems, both internal and those provided by Apollo and third-party service providers. Apollo has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as the Company's increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that the Company's financial results, operations or confidential information will not be negatively impacted by such an incident.
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
The U.S. government, the U.S. Federal Reserve (the "Federal Reserve"), the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions to address the financial crisis. For example, on July 21, 2010 President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act the (“Dodd-Frank Act”). The Dodd-Frank Act may impact the securitization market in that it seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries.
In addition to the foregoing, the U.S. Government, Federal Reserve, Treasury and other governmental and regulatory bodies, such as the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators, may scrutinize or seek to implement changes to regulation which could negatively impact mortgage REITs, such as the Company. The Company cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on the Company’s business, results of operations and financial condition.
The Company may be unable to operate within the parameters that allow it to be excluded from regulation as a commodity pool operator, which would subject the Company to additional regulation and compliance requirements, and could materially adversely affect its business and financial condition.
The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps,” which requires that many swaps be executed on a regulated market and cleared through a central counterparty, which may result in increased margin requirements and costs. In addition, under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator” (a “CPO”). In December 2012, the Commodity Futures Trading Commission (the “CFTC”) issued a no-action letter giving relief to operators of mortgage REITs from the requirements applicable to CPOs. In order to qualify, the Company must, among other non-operation requirements: (1) limit its initial margin and premiums for commodity interests (swaps and exchange-traded derivatives) to no more than 5% of the fair market value of its total assets; and (2) limit its net income from commodity interests that are not “qualifying hedging transactions” to less than 5% of its gross income. The need to operate within these parameters could limit the use of swaps by the Company below the level that the Manager would otherwise consider optimal or may lead to the registration of the Manager or directors of the Company as commodity pool operators, which will subject the Company to additional regulatory oversight, compliance and costs.
Past and potential future credit rating downgrades of the U.S. and certain European countries and the failure to resolve issues related to the “fiscal cliff” and the U.S. debt ceiling may materially adversely affect the Company's business, liquidity, financial condition and results of operations.

Financial markets have recently been affected by concerns over U.S. fiscal policy. Although the U.S. Government passed legislation at the beginning of 2013 averting the so-called ‘‘fiscal cliff’’ (which, in the absence of such legislation, would have resulted in automatic tax increases and spending cuts at the end of 2012), significant uncertainty remains relating to the stability of the U.S. fiscal and budgetary policy. This uncertainty, together with the continuing U.S. debt and budget deficit concerns, as well as recent issues relating to sovereign debt conditions in Europe, continue to contribute to the possibility of additional economic slowdowns and/or credit rating downgrades. The impact of U.S. fiscal uncertainty, or any further downgrades to the U.S. Government’s sovereign credit rating, or its perceived creditworthiness, or the impact of the recent crisis in Europe with respect to the ability of certain countries to continue to service their sovereign debt obligations, is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. In addition, any further downgrade of U.S. Government securities by credit rating agencies, and/or a worsening or expansion of the recent crisis in Europe, may have an adverse impact on fixed income markets, which in turn could cause the Company's net income to decline or have a material adverse effect on the Company's financial condition.
If the European economic situation were to worsen, or expand to other countries within Europe, the Company may be subject to enhanced risk of counterparty failure as well as related problems arising from a lack of liquidity in the Company's markets. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general could cause interest rates and borrowing costs to rise, which may negatively impact the Company's ability to access the debt markets on favorable terms. Continued adverse economic conditions may negatively impact the value of the assets in the Company's portfolio, the Company's net income, liquidity and the Company's ability to finance its assets on favorable terms.
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
Certain of the Company’s subsidiaries qualify to be excluded from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for an entity “not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in … the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the assets of an entity relying on this exclusion be comprised of what the SEC staff through a series of no action letters has characterized as “qualifying assets” and at least another 25% of the assets of such entity be comprised of either qualifying assets or what the SEC staff in such guidance has characterized as “real estate-related assets” under the 1940 Act (and no more than 20% comprised of miscellaneous assets). The Company expects any of its subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff to determine which assets are qualifying assets and which assets are real estate related under this exclusion to the extent such guidance is available. The SEC staff has determined in various no action letters that qualifying assets for this purpose include mortgage loans, certain B-Notes and mezzanine loans that satisfy various conditions specified in such SEC staff no-action letters. The SEC has not, however, published guidance with respect to some of the Company’s other target assets under Section 3(c)(5)(C). For assets for which the SEC staff has not published guidance, the Company intends to rely on its own analysis to determine which of such assets are qualifying and which of such assets are real estate related under this exclusion. For example, the Company intends to treat as real estate related assets CMBS, B-Notes and mezzanine loans that do not satisfy the qualifying asset conditions set forth in the relevant SEC staff no-action letters, as well as debt and equity securities of companies primarily engaged in real estate businesses. To the extent that the SEC staff publishes new or different guidance with respect to these matters, the Company may be required to adjust its strategy accordingly. In addition, the Company may be limited in its ability to make certain investments and these limitations could result in the subsidiary holding assets the Company might wish to sell or selling assets the Company might wish to hold. Although the Company monitors the portfolios of its subsidiaries relying on the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition, there can be no assurance that such subsidiaries will be able to maintain this exclusion.
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
In 2011, the SEC issued a release in which it indicated that it is considering proposing amendments to Rule 3a-7 to “reflect market developments since 1992, when Rule 3a-7 was adopted, and recent developments affecting asset-backed issuers.” Any amendments to Rule 3a-7 could provide additional flexibility or it could inhibit the ability of any Company subsidiary to rely on this Rule or to pursue certain strategies it has identified for such subsidiary.
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
In order for the Company to qualify as a REIT, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own the Company’s stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve the Company’s REIT qualification, among other purposes, the Company’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s common stock. The Articles Supplementary for the Company's Preferred Stock prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of its outstanding Preferred Stock. These ownership limits could have the effect of discouraging a takeover or other transaction in which holders of the Company’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. The Company’s board of directors has established exemptions from these ownership limits which permit Apollo and certain of its affiliates to collectively hold up to 25% of the Company’s common stock and certain institutional investors and certain of their specified affiliates to collectively each hold up to 15% of the Company’s common stock.

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
In January 2010, the Company entered into the JPMorgan Facility, which was amended in February 2013, providing the Company with up to $100,000 in borrowing capacity in order to finance the origination and acquisition of first mortgage loans and AAA-rated CMBS. In August 2010, the Company entered into the Wells Facility, as amended in December 2011, May 2012 and February 2013, providing the Company with up to $362,000 in borrowing capacity in order to finance the acquisition of CMBS. During September 2013, the Company through an indirect wholly-owned subsidiary entered into the UBS Facility, as amended in December 2013, pursuant to which the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The Company may utilize credit facilities and additional repurchase agreements to finance its assets if they become available on acceptable terms. In the event the Company utilizes such financing arrangements, they may involve the risk that the market value of the Company’s assets pledged or sold by the Company to the repurchase agreement counterparty or provider of the credit facility may decline in value, in which case the lender may require the Company to provide additional collateral or to repay all or a portion of the funds advanced. The Company may not have the funds available to repay its debt at that time, which would likely result in defaults unless the Company is able to raise the funds from alternative sources, which the Company may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce the Company’s liquidity and limit its ability to leverage its assets. If the Company cannot meet these requirements, the lender could accelerate the Company’s indebtedness, increase the interest rate on advanced funds and terminate the Company’s ability to borrow funds from them, which could materially and adversely affect the Company’s financial condition and ability to implement its business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, the Company’s loans may become subject to bankruptcy or insolvency proceedings, thus depriving the Company, at least temporarily, of the benefit of these assets. Such an event could restrict the Company’s access to credit facilities and increase the Company’s cost of capital. The providers of repurchase agreement financing and credit facilities may also require the Company to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow the Company to satisfy its collateral obligations. In the event that the Company is unable to meet these collateral obligations, the Company’s financial condition and prospects could deteriorate rapidly.
The Company’s existing credit facilities impose restrictive covenants.
The Company’s credit facilities contain restrictive covenants which impose limitations on the manner in which the Company conducts its business.
For example, the JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations which would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter, and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500), and a minimum EBITDA to interest expense covenant (1.5:1). The UBS Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000 and a maximum total debt to consolidated tangible net worth covenant (3:1)). These covenants may restrict the Company’s ability to engage in transactions that it believes would otherwise be in the best interests of its stockholders. Failure to comply with any of the covenants in the JPMorgan Facility, the Wells Facility or the UBS Facility could result in a default in those facilities. This could cause the Company’s lenders to accelerate the timing of payments which could have a material adverse effect on the Company’s business, financial condition and results of operations, its ability to make distributions to stockholders and the trading price of its common stock.
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
Subject to maintaining the Company’s qualification as a REIT, the Company may enter into hedging transactions that could require it to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in the Company’s results of operations, and its ability to fund these obligations will depend on the liquidity of the Company’s assets and access to capital at the time, and the need to fund these obligations could adversely impact the Company’s financial condition.
In addition, certain of the hedging instruments that the Company may enter into could involve risks since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. The Company cannot assure you that a liquid secondary market will exist for hedging instruments that it may purchase or sell in the future, and the Company may be required to maintain a position until exercise or expiration, which could result in significant losses.
Furthermore, the Company intends to record any derivative and hedging transactions it enters into in accordance with accounting principles generally accepted in the U.S. (“GAAP”). However, the Company may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to such derivative instruments. As a result, the Company’s operating results may suffer because losses, if any, on these derivative instruments may not be offset by a change in the fair value of the related hedged transaction or item.
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
Subject to maintaining the Company’s qualification as a REIT, the Company pursues various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. The Company’s hedging activity vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. In addition, the Company may fail to recalculate, readjust and execute hedges in an efficient manner.
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

The Company cannot assure you that it will be able to continue to identify additional assets that meet its investment objective, that the Manager’s due diligence processes will uncover all relevant facts regarding such investments, that the Company will be successful in consummating any additional investment opportunities it identifies or that the investments it makes in the future will yield attractive risk-adjusted returns. The Company’s inability to do any of the foregoing likely would materially and adversely affect its business, financial condition, liquidity and results of operations.
The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated.
The calculations of the Company’s underwritten internal rates of return included in this annual report on Form 10-K or in the Company's future periodic reports with respect to its investments are based on, among other considerations, assumptions regarding the performance of its assets, the costs of financing, the availability of its repurchase facilities, the exercise of extension options and the absence of dispositions, early prepayments or defaults, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and may have a significant effect on the actual rate of return received on the Company’s target assets. If these assumptions fail to materialize, future returns on the Company’s investments may be significantly lower than underwritten returns. For additional discussion of factors that may affect actual returns on the Company’s investments, see “Quantitative and Qualitative Disclosures about Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations”.
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
Some of the Company’s assets may be rated by nationally recognized statistical rating organizations. Any credit ratings on the Company’s assets are subject to ongoing evaluation by credit rating agencies, and these ratings could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of the Company’s investments in the future, the value of these investments could significantly decline, which would adversely affect the value of the Company’s investment portfolio and could result in losses upon disposition. An investment grade credit rating does not provide assurance that the subject investment will not become impaired.
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
The Company is not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by its board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Guidelines.” Therefore, the Company’s investments in its target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that the Company’s investment portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of the Company’s investments within a short time period, which may reduce its net income and the value of its common stock and accordingly reduce the Company’s ability to pay dividends to its stockholders. Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which the Company intends to invest.
The Company’s results of operations will be materially affected by conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets and the economy generally. Beginning in mid-2007, global financial markets encountered a series of events from the collapse of the sub-prime mortgage market to the ensuing dramatic widening of credit spreads and corresponding broad-scale freezing of corporate lending. These events led to a significant dislocation in capital markets and created a severe shortage of debt capital for commercial real estate, a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. As a result of these conditions, many traditional commercial mortgage loan and securities investors suffered severe losses in their loan and securities portfolios and several major market participants failed or were impaired, resulting in a severe contraction in market liquidity and in a sharp reduction in the availability of credit for real estate-related assets. Further certain lenders have been impacted by the European sovereign debt crisis. The resulting illiquidity negatively affected both the terms and availability of financing for all real estate-related assets, and generally resulted in real estate-related assets trading at significantly lower prices and higher yields compared to prior periods. Many lenders have continued to maintain tight lending standards and have reduced their lending capacity in response to the difficulties and changed economic conditions that have adversely affected the mortgage market. Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of the Company’s investments. Furthermore, if these conditions persist, institutions from which the Company may seek financing for its investments may become insolvent or tighten their lending standards, which could make it more difficult for the Company to obtain financing on favorable terms or at all. The Company’s profitability may be adversely affected if it is unable to obtain cost-effective financing for its investments.
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
Failure to complete the investment in KBCD could result in losses and negatively impact the Company's stock price.

In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that has agreed to acquire a minority participation in KBCD. The Company committed to invest up to approximately $50,000 (€38,000), representing approximately 21% of the ownership in KBCD. The completion of the investment in KBCD is subject to regulatory approval. There is a risk such approval could be withheld or delayed, or that the investment might otherwise not be completed. If the investment in KBCD is not completed, the Company may be adversely affected and be subject to several risks and consequences, including the following:
The Company will be required to pay costs related to the investment, whether or not the investment closes, such as legal, accounting and financial advisor fees. In addition, if the investment is not completed, the Company may experience negative reactions from the financial markets. The Company could also be subject in some circumstances to litigation relating to the failure to complete the investment.
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
REIT distribution requirements could adversely affect the Company’s ability to execute its business plan and may require the Company to incur debt or sell assets to make such distributions.
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
The Company will be required to include in its income, on a current basis, the earnings of ACREFI II TRS. These income inclusions are not technically included in any of the enumerated categories of income that qualify for the REIT 95% gross income test. However, in recent private letter rulings (which may not be relied on as precedent, but which generally indicates the IRS’s view on an issue), the IRS exercised its authority under Internal Revenue Code section 856(c)(5)(J)(ii) to treat such income as qualifying income for purposes of the REIT 95% gross income test. As a result, based on advice of counsel, the Company intends to treat income inclusions from ACREFI II TRS as qualifying income for purposes of the REIT 95% gross income test. Notwithstanding the IRS’s determination in the private letter rulings described above, it is possible that the IRS could assert that such income does not qualify for purposes of the REIT 95% gross income test, which, if such income together with other income the Company earns that does not qualify for the REIT 95% gross income test exceeded 5% of its gross income, could cause the Company to be subject to a penalty tax and could impact the Company’s ability to qualify as a REIT.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company's principal executive office is located at 9 West 57th Street, New York, NY 10019, telephone 212-515-3200.

Item 3.	Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2013, the Company was not involved in any legal proceedings.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock is listed on the New York Stock Exchange, under the symbol “ARI.” On February 20, 2014, the last sales price for the Company’s common stock on the New York Stock Exchange was $16.71 per share. The following table sets forth the high and low sales prices per share of the common stock during each calendar quarter for the years indicated:

	High	Low
2013
Fourth quarter	$16.97	$15.21
Third quarter	$16.37	$14.56
Second quarter	$18.28	$15.55
First quarter	$17.81	$16.49
2012
Fourth quarter	$17.53	$15.10
Third quarter	$18.27	$16.03
Second quarter	$16.63	$15.28
First quarter	$16.30	$13.05
Holders
As of February 20, 2014, the Company had 113 registered holders of its common stock. The 113 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.
Dividends
The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2009 and, as such, anticipates distributing annually at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction. Although the Company may borrow funds to make distributions, once the Company’s available capital is fully deployed, cash for such distributions is expected to be largely generated from the Company’s results of operations. Dividends are declared and paid at the discretion of the Board and depend on cash available for distribution, financial condition, the Company’s ability to maintain its qualification as a REIT, and such other factors that the Board may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends.
The following table sets forth the dividends declared and paid during each calendar quarter for 2013 and 2012:

Declaration Date	Record Date	Payment Date	Amount per Share
2013
February 27, 2013	March 28, 2013	April 12, 2013	$0.40
May 1, 2013	June 28, 2013	July 12, 2013	$0.40
July 31, 2013	September 30, 2013	October 11, 2013	$0.40
November 4, 2013	December 31, 2013	January 13, 2014	$0.40

2012
February 28, 2012	March 31, 2012	April 12, 2012	$0.40
May 3, 2012	June 29, 2012	July 12, 2012	$0.40
August 6, 2012	September 28, 2012	October 12, 2012	$0.40
November 1, 2012	December 31, 2012	January 14, 2013	$0.40
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on the Company's common shares, the Russell 2000 Index (the “Russell 2000”),  the SNL Finance REIT Index, a published industry index, and the Bloomberg REIT Mortgage Index, a published industry index, from September 23, 2009 (commencement of trading on the New York Stock Exchange) to December 31, 2013. For the year ended December 29, 2013, the Company elected to add the Bloomberg REIT Mortgage Index.  This index was chosen because certain companies which the Company considers to be its peers use this index to compare total stockholder returns and the Company believes that it is also an appropriate benchmark against which to measure the Company's stockholder returns. As such, the Company has shown both the SNL Finance REIT Index and the Bloomberg REIT Mortgage Index in the following graph.
The graph assumes that $100 was invested on September 23, 2009 in the Company’s common shares, the Russell 2000, the SNL Finance REIT Index and the Bloomberg REIT Mortgage Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s shares will continue in line with the same or similar trends depicted in the graph below.

(1)
As of December 31, 2013, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Trust, American Capital Agency Corp., American Capital Mortgage Investment Corp, American Church Mortgage, Annaly Capital Management, Anworth Mortgage Asset Corp., Apollo Commercial Real Estate Finance, Inc., Apollo Residential Mortgage, Inc., Arbor Realty Trust Inc., Ares Commercial Real Estate Corporation, ARMOUR Residential REIT Inc., Bimini Capital Management, Inc, Blackstone Mortgage Trust, Inc., BRT Realty Trust, Capital Trust Inc., Capstead Mortgage Corp., Cherry Hill Mortgage Investment Corp., Chimera Investment Corp., Colony Financial Inc., CV Holdings, Inc., CYS Investments, Dynex Capital Inc., Ellington Residential Mortgage REIT, Five Oaks Investment Corp., Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hatteras Financial Corp., Invesco Mortgage Capital Inc., iStar Financial Inc., Javelin Mortgage Investment Corp, JER Investors Trust Inc., MFA Financial, New York Mortgage Trust Inc., Newcastle Investment Corp., NorthStar Realty Finance Corp., Orchid Island Capital, Inc., Origen Financial Inc., Owens Realty Mortgage, Inc., PennyMac Mortgage Investment, PMC Commercial Trust, RAIT Financial Trust, Redwood Trust Inc., Resource Capital Corp., Starwood Property Trust, Inc., Two Harbors Investment Corp., Western Asset Mortgage Capital Corporation and ZAIS Financial Corp.

Securities Authorized For Issuance Under Equity Compensation Plans
During 2009, the Company adopted the 2009 Equity Compensation Plan (the “2009 Plan”). The 2009 Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock at the time of the award. As of December 31, 2013, 2.2%, or a total of 829,250 restricted shares and restricted stock units, had been granted and 5.3%, or 1,975,166 shares, remained available for future issuance under the 2009 Plan. (For further discussion of the 2009 Plan, see Note 11 to the consolidated financial statements included under Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.)
The following table presents certain information about the Company's equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	1,975,116
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	1,975,116
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
The Company did not repurchase any of its equity securities from October 1, 2013 to December 31, 2013.

Item 6.	Selected Financial Data
The selected financial data set forth below as of December 31, 2013, 2012, 2011, 2010 and 2009, for the years ended December 31, 2013, 2012, 2011 and 2010 and the period from September 29, 2009 (commencement of operations) to December 31, 2009 has been derived from the Company’s audited consolidated financial statements.
This information should be read in conjunction with Item 1, “Business”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data”.

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period From September 29, 2009 (Commencement of Operations) to December 31, 2009
Operating Data:
Interest income	$77,463	$57,079	$52,918	$32,485	$595
Interest expense	$(4,356)	$(8,402)	$(14,454)	$(10,714)	$(104)
Net interest margin	$73,107	$48,677	$38,464	$21,771	$491
Operating expenses	$(17,575)	$(14,682)	$(10,380)	$(8,895)	$(2,728)
Interest on cash balances	$20	$7	$13	$16	$65
Realized gain (loss) on sale of securities	$—	$262	$—	$(33)	$—
Unrealized gain (loss) on securities	$(3,065)	$6,489	$481	$(1,766)	—
Loss on derivative instruments	$(2)	$(572)	$(2,696)	$(94)	—
Net income (loss)	$52,485	$40,181	$25,882	$10,999	$(2,172)
Preferred dividends	$(7,440)	$(3,079)	$—	$—	$—
Net income (loss) available to common shareholders	$45,045	$37,102	$25,882	$10,999	$(2,172)
Net income (loss) per share—basic and diluted	$1.26	$1.64	$1.35	$0.87	$(0.21)
Dividends declared per share	$1.60	$1.60	$1.60	$1.50	—
Balance Sheet Data (at period end):
Total assets	$907,504	$788,430	$891,230	$858,147	$335,137
Total liabilities	$224,548	$241,506	$554,252	$560,309	$139,840
Total stockholders’ equity	$682,956	$546,924	$336,978	$297,838	$195,297

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Company’s financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data” of this annual report on Form 10-K.
Overview
The Company is a commercial real estate finance company that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, CMBS and other commercial real estate-related debt investments in the United States. The Company refers to these asset classes as its target assets.
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo. The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2013, the Company held a diversified portfolio comprised of approximately $161,099 of commercial mortgage loans, $497,484 of subordinate loans and $191,448 of CMBS. The Company has financed this portfolio as of December 31, 2013 with $202,033 of borrowings under the Company’s master repurchase agreements.
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
Results of Operations
Investments
The following table sets forth certain information regarding the Company’s investments as of December 31, 2013:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years)(1)	Equity at cost (2)	Current Weighted Average IRR (3)	Levered Weighted Average IRR (4)
First mortgages	$161,600	$161,099	9.7%	2.0	$20,383	2.7%	1.1	$140,716	11.9%	21.6%
Subordinate loans	500,037	497,484	12.4	3.9	—	—	—	497,484	13.1	13.1
CMBS	188,643	190,178	5.3	3.1	181,650	2.4	3.5	38,655	13.9	13.9
Total	$850,280	$848,761	10.3%	3.3	$202,033	2.4%	3.3	$676,855	12.9%	14.1%

(1)	Assumes extension options are exercised. See “- Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Company's repurchase agreements.

(2)	Includes $30,127 of restricted cash related to the UBS Facility.

(3)
The internal rates of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings under the Wells Facility remains constant over the remaining terms and extension terms under this facility. With respect to certain loans, the IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Risk Factors — The Company may not achieve its underwritten internal rates of return on its investments which may lead to future returns that may be significantly lower than anticipated” for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.

(4)
Substantially all of the Company’s borrowings under the JPMorgan Facility were repaid upon the closing of the Company’s Series A Preferred Stock offering in August 2012. The Company’s ability to achieve its underwritten leveraged weighted average IRR with regard to its portfolio of first mortgage loans is additionally dependent upon the Company reborrowing approximately $69,000 under the JPMorgan Facility or any replacement facility. Without such reborrowing, the leveraged weighted average IRRs will be as indicated in the current weighted average IRR column above.

Investment Activity – 2013
Commercial Mortgage Loans. In August 2013, the Company provided a $62,400 whole loan, which is split into a $33,000 first mortgage loan and a $29,400 mezzanine loan secured by a pledge of the equity interests in a borrower that owns an eight-story commercial building in the Greenwich Village section of New York City. The whole loan will fund the conversion of the existing building into an expected 12-story luxury residential condominium consisting of approximately 37,000 square feet comprising eight residential units and approximately 3,600 square feet of ground-floor retail space. The whole loan has a two year term, including one 12-month extension option, at the borrower’s option, subject to certain conditions. On a fully funded basis, the whole loan represents an expected appraised loan-to-net-sellout of 55%. The whole loan has been underwritten to generate an IRR of approximately 14%. See “— Investments” above for a discussion of how IRR is calculated.
Subordinate Loans. In January 2013, the Company provided a $60,000 mezzanine loan commitment secured by a pledge of preferred equity interests in the owner of a to-be-developed 352,624 net saleable square foot, 57-story, 146-unit condominium tower located in the TriBeCa neighborhood of New York City. Based upon current presales of units, the Company’s loan basis is expected to represent an underwritten loan-to-net sellout of approximately 48%. The mezzanine loan has a term of 54 months with one extension option of 12-months at the borrower’s option, subject to certain conditions and has been underwritten to generate an IRR of approximately 16%. See “— Investments” above for a discussion of how IRR is calculated.
In February 2013, the Company provided an $18,000 mezzanine loan secured by a pledge of the equity interests in the owner of two buildings in midtown Manhattan. The buildings, containing a total of 181,637 rentable square feet, are expected to be converted into 215 multifamily rental units. The mezzanine loan is part of a $90,000, three-year (two-year initial term with one one-year extension option) interest-only, floating rate financing comprised of the mezzanine loan and a $72,000 first mortgage loan. When the first mortgage loan is fully funded, the Company expects that the mezzanine loan will have a loan-to-value (“LTV”) of approximately 60% and the mezzanine loan has been underwritten to generate an IRR of approximately 13%. See “— Investments” above for a discussion of how IRR is calculated.
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
In May 2013, the Company provided a $32,000 mezzanine loan secured by a pledge of the equity interests in a borrower that owns a portfolio of 15 warehouse facilities, totaling 2.8 million square feet, spanning nine states. The mezzanine loan is part of a $322,000, 10-year fixed rate loan comprised of a $220,000 first mortgage loan (with a 25-year amortization schedule), a $70,000 senior mezzanine loan and the Company's $32,000 junior mezzanine loan. The mezzanine loan has an appraised LTV of 75% and has been underwritten to generate an IRR of approximately 12%. See “— Investments” above for a discussion of how IRR is calculated.
In May 2013, the Company provided a $44,000 mezzanine loan secured by the pledge of the equity interests in a borrower that acquired five adjacent commercial buildings totaling approximately 411,000 gross square feet that are expected to be converted into multifamily rental apartments in the Gramercy Park neighborhood of New York City. The mezzanine loan is part of a $128,000, fifteen-month (one-year initial term with one three-month extension option) floating rate loan comprised of a $84,000 first mortgage and the Company's $44,000 mezzanine loan. The mezzanine loan has an appraised LTV of 78% and has been underwritten to generate an IRR of approximately 14%. See “— Investments” above for a discussion of how IRR is calculated.
In June 2013, the Company received the repayment of a $15,000 mezzanine loan secured by a hotel in New York City. In connection with the repayment, the Company received a yield maintenance payment totaling $1,233. With the yield maintenance payment, the Company realized a 19% IRR on its mezzanine loan investment. See “— Investments” above for a discussion of how IRR is calculated.
In July 2013, the Company provided a $14,000 mezzanine loan (purchased for $13,551 or approximately 97% of face value) secured by a pledge of the equity interest in a borrower that owns the office component of a 432,717 square foot building located in downtown New York City. The mezzanine loan is part of a $105,000, 10-year fixed rate loan (with 9 years remaining) comprised of a $91,000 first mortgage loan and the Company's $14,000 mezzanine loan. The mezzanine loan has an underwritten LTV of 70% and has been underwritten to generate an IRR of approximately 13%. See “— Investments” above for a discussion of how IRR is calculated.
In August 2013, the Company provided a $22,500 mezzanine loan secured by a pledge of the equity interest in a borrower that owns a mixed use property located in the central business district of Pittsburgh, PA and consists of (i) a 27-story multi-tenant office building, (ii) an adjoining 616-key convention center hotel and (iii) a 479-space underground parking garage. The mezzanine loan is part of a $105,000, five-year (three-year initial term with two one-year extension options)floating rate loan comprised of an $82,500 first mortgage loan and the Company's $22,500 mezzanine loan. The mezzanine loan has an appraised LTV of 69% and has been underwritten to generate an IRR of approximately 12%. See “— Investments” above for a discussion of how IRR is calculated.
In October 2013, the Company purchased $47,000 of mezzanine participations secured by a pledge of the equity interests in a borrower that owns a healthcare portfolio consisting of 193 skilled nursing facilities, long-term acute care hospitals and senior housing facilities. The mezzanine participations, which the Company purchased at par, have a remaining nine-month term and are part of a $92,000 floating-rate senior mezzanine loan. The Company’s loan basis, inclusive of cash held for collateral, represents an underwritten loan-to-value ("LTV") of 58%. The mezzanine participations were underwritten to generate an IRR of approximately 12%. See “— Investments” above for a discussion of how IRR is calculated.
In October 2013, the Company received a full principal repayment from a $25,000 mezzanine loan secured by a portfolio of hotels in New York City. The Company realized a 12% IRR on its investment. See “— Investments” above for a discussion of how IRR is calculated.
In November 2013, the Company provided a $50,000 mezzanine loan secured by a pledge of the equity interests in a borrower that owns a portfolio of seven office parks throughout Florida. The mezzanine loan is part of a $450,000, five-year (three year initial term with two one-year extension options at the borrower’s option, subject to certain conditions) floating rate loan consisting of a $400,000 first mortgage and the Company’s $50,000 mezzanine loan. The Company's loan basis represents an underwritten LTV of 82%. The mezzanine loan was underwritten to generate an IRR of approximately 12%. See “— Investments” above for a discussion of how IRR is calculated.
In December 2013, the Company provided a $19,500 preferred equity investment ($17,000 which was funded at closing) with a five-year term for the refinancing of a portfolio of three multifamily properties totaling 1,328 units located in Florida and Illinois, 70 for-sale condominium units located in Atlanta, Georgia and a 48-room hotel located in Miami, Florida. The portfolio is owned by an international commercial real estate owner and operator, who provided a full payment guarantee on the Company’s preferred equity investment. On a fully funded basis, the preferred equity investment has an underwritten LTV of 90% and has been underwritten to generate an IRR of 16%. See “— Investments” above for a discussion of how IRR is calculated.
CMBS. In 2013, the Company deployed $30,127 of equity to acquire legacy CMBS originally rated AAA with an aggregate face amount of $133,783 and a weighted average life of approximately 3.7 years. The Company financed the balance utilizing $133,899 of borrowings under the UBS Facility and additionally pledged $30,127 of cash. See “—Liquidity and Capital Resources" below for a description of the UBS Facility. The CMBS investments have been underwritten to generate a weighted average IRR of approximately 13%. See “—Investments” above for a discussion of how IRR is calculated.
Investment Activity – 2012
Commercial mortgage loans.  In April 2012, the Company purchased two senior sub-participation interests (an aggregate face of $23,844) in a first mortgage loan with a current balance of $120,000 which is secured by over 20 acres of land in South

Boston, Massachusetts. The land is currently used as parking with approximately 3,325 spaces, but the various parcels that comprise the site are entitled for over 5.8 million of buildable square feet. The two senior sub-participation interests have a 27.5% appraised LTV and a debt yield of 8.2% (based on the Manager’s underwritten net operating income for the parking operations).
The aggregate purchase price of the two senior sub-participation interests was $18,599 (including a 3% brokerage fee which was expensed during the period ending June 30, 2012). The senior sub-participations each have an interest rate of one-month LIBOR + 1.72% and mature in December 2012. Upon the repayment of $33,000 of the loan (of which the Company will receive its pro-rata share) and the payment of an extension fee equal to 0.50% of the outstanding balance of the loan, the loan, including the senior sub participation interests, was extended through December 2013. The senior sub-participation interests were repaid in September 2013 and generated an IRR of 25.1%. See “— Investments” above for a discussion of how IRR is calculated.
In April 2012, a $24,000 two-year fixed rate first mortgage loan on a 155-room boutique hotel in midtown Manhattan was repaid. The loan had an interest rate of 8.00%. The Company repaid $15,444 of borrowings under the JPMorgan Facility in conjunction with this repayment. The loan generated a levered IRR of 17.5%. See “— Investments” above for a discussion of how IRR is calculated.
In December 2012, the Company provided an $80,000 whole loan commitment for a condominium conversion located in the TriBeCa neighborhood of New York City. At closing, the Company funded a $45,000 first mortgage loan and $350 of a $35,000 mezzanine loan, the balance of which the Company expects to be funded throughout the conversion process. Following the completion of the conversion, the Company expects the property to have 66 units with approximately 96,000 net salable square feet and approximately 3,000 square feet of ground floor retail space. The loans have an initial term of two years with two 12-month extension options, subject to the achievement of additional project completion hurdles. The interest rate on the loans is LIBOR+8.5% with a LIBOR floor of 0.5%. The Company received a 1.0% origination fee and the borrower is obligated to pay a 1.0% exit fee on the fully funded balance of the loan. The Company expects that its loan basis will represent an underwritten loan-to-net sellout of approximately 55%. The loans have been underwritten to generate an unlevered IRR of approximately 11%. See “— Investments” above for a discussion of how IRR is calculated.
Subordinate loans.  In January 2012, the Company closed a $15,000 mezzanine loan secured by a pledge of the equity interests in a borrower that purchased a 165-room hotel in midtown Manhattan. The mezzanine loan is part of a $80,000, three-year (two year initial term with one one-year extension option) financing package split into a $65,000 first mortgage loan and a $15,000 mezzanine loan. The mezzanine loan is an interest-only fixed rate loan that bears interest at 12.00%, with a 1.00% origination fee, a 0.50% extension fee and a 1.50% exit fee. The mezzanine loan has an appraised LTV of approximately 60% and has been underwritten to generate an IRR of approximately 14.0%. See “— Investments” above for a discussion of how IRR is calculated.
In March 2012, the Company closed a $15,000 mezzanine loan secured by a pledge of the equity interest in a borrower that owns a 226-room hotel in midtown Manhattan. The mezzanine loan is part of a $70,000, four-year (two-year initial term with two one-year extension options) floating-rate whole loan originated on February 15, 2012 to refinance the property. The interest rate on the mezzanine loan is one-month LIBOR+11.00% with a 0.50% LIBOR floor and 0.50% fee for the second extension. The mezzanine loan was repaid in June 2013 and generated an IRR of 19.2%. See “— Investments” above for a discussion of how IRR is calculated.
In June 2012, the Company modified the $40,000 subordinate loan secured by a ski resort in California. The modification was completed in connection with a modification of both the senior and junior loans in order to provide financial covenant relief to the borrower and included the addition of a 0.5% amendment fee and a 1.0% exit fee upon repayment of the loan. In addition, the interest rate on the mezzanine loan was increased by 0.75% to 14% until the earlier of (i) the loan being back in compliance with its original covenants; or (ii) April 2014. As of December 31, 2012, the mezzanine loan was current on its interest payments to the Company. All of the additional remuneration will be recognized over the remaining life of the loan.
In July 2012, the Company closed a $6,525 mezzanine loan secured by a pledge of the equity interest in a borrower that owns a mixed use project, which consists of 55,585 square feet of Class-A retail and 114,476 square feet of Class-A office in Chapel Hill, North Carolina. The mezzanine loan is part of a new $40,000 10-year fixed-rate financing comprised of a $33,475 first mortgage and the $6,525 mezzanine loan. The whole loan amortizes on a 30-year schedule but all amortization is applied to the first mortgage. The mezzanine loan is an interest-only, fixed rate loan that has an interest rate of 11.1%. The mezzanine loan has an LTV of approximately 77% and has been underwritten to generate an IRR of approximately 12%. See “—Investments” above for a discussion of how IRR is calculated.
In September 2012, the Company originated a $10,000 mezzanine loan secured by a pledge of the equity interests in a borrower that owns an 845,241 square foot Class A office tower complex in downtown Kansas City, Missouri. The office tower complex is comprised of a 34-story office tower, a 10-story office building, a two story office building, two separate parking garages comprising 2,470 parking spaces and approximately 30,000 square feet of ground-floor retail. The mezzanine loan is part of a $70,000, 10-year fixed-rate financing with 30-year amortization that will be comprised of the mezzanine loan and a $60,000 first mortgage loan. The interest rate on the mezzanine loan is 11.75%. The mezzanine loan has an LTV of 72% and has been underwritten to generate an IRR of approximately 12.6%. See “— Investments” above for a discussion of how IRR is calculated.
In November 2012, the Company closed a $50,000 mezzanine loan secured by equity interests in a borrower that owns a portfolio of three full-service conference hotels located in Dallas, TX, Denver, CO and St. Louis, MO, totaling 3,981 keys. The mezzanine loan has been underwritten to generate an internal rate of return of approximately 12.6%. The mezzanine loan is part of a $410,000 four-year (three-year initial term with one one-year extension option), floating rate loan refinancing comprised of a $295,000 first mortgage loan and a $115,000 mezzanine loan, which was subsequently bifurcated into a $65,000 senior mezzanine loan and the Company’s $50,000 junior mezzanine loan. The Company’s $50,000 junior mezzanine loan has an interest rate of one-month LIBOR + 10.9%, 30-year amortization and an LTV of 61% or approximately $103,000 per key. The Company received a 0.5% origination fee when the loan closed. The mezzanine loan has been underwritten to generate an IRR of approximately 13%. See “— Investments” above for a discussion of how IRR is calculated.
CMBS – In March 2012, the Company sold AAA-rated CMBS with an amortized cost of $137,423 resulting in net realized gains of $262. The sale generated proceeds of $14,621 after the repayment of $123,064 of debt under the Wells Facility.
Hilton CMBS - In June 2012, the Company purchased the Hilton CMBS with a face amount of $74,854. The Hilton CMBS has a current interest rate of one-month LIBOR+1.75% which increases to LIBOR+2.30% on November 12, 2012, LIBOR+3.30% on November 12, 2013 and LIBOR+3.80% on November 12, 2014, and an estimated LTV of approximately 35% to 45%. The Hilton CMBS receives principal repayments according to a schedule that is approximately equivalent to a 16-year amortization schedule. The Hilton CMBS was purchased for $70,655 and financed with $49,459 of borrowings under the Wells Facility, which was amended to provide up to $100,000 of additional financing for the Hilton CMBS. This portion of the Wells Facility matures in November 2014 and may be extended for an additional year upon the payment of an extension fee equal to 0.50% on the then aggregate outstanding repurchase price for all such assets.

Net Income Available to Common Stockholders
For the years ended December 31, 2013, 2012 and 2011, respectively, the Company’s net income available to common stockholders was $45,045, or $1.26 per share, $37,102, or $1.64 per share and $25,882, or $1.35 per share.
Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the years ended December 31, 2013, 2012 and 2011:

				Variance
	Year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	Variance	%	Variance	%
Interest income from:
Securities	$12,267	$15,347	$25,323	$(3,080)	(20.1)%	$(9,976)	(39.4)%
Commercial mortgage loans	16,034	10,780	9,153	5,254	48.7%	1,627	17.8%
Subordinate loans	49,162	24,666	13,678	24,496	99.3%	10,988	80.3%
Repurchase agreements	—	6,286	4,764	(6,286)	(100.0)%	1,522	31.9%
Interest expense	(4,356)	(8,402)	(14,454)	4,046	(48.2)%	6,052	(41.9)%
Net interest income	$73,107	$48,677	$38,464	$24,430	50.2%	$10,213	26.6%
Net interest income for the year ended December 31, 2013 compared to 2012, and the year ended December 31, 2012 compared to 2011, respectively, increased $24,430, or 50.2%, and $10,213, or 26.6%. The increases were primarily the result of additional interest income from commercial mortgage loans and subordinate loans as well as the decline in interest expense. For the year ended December 31, 2013, this was partially offset by a decline in interest income from repurchase agreements and for the year ended December 31, 2012, this was partially offset by a decline in interest income from securities.
The decline in interest income related to securities for the years ended December 31, 2013 compared to 2012, and the year ended December 31, 2012 compared to 2011, respectively, of $(3,080), or (20.1)%, and $(9,976), or (39.4)%, were primarily attributable to the repayment of some of these securities as they near maturity and, during 2012 to a lesser extent, the sale of the portion of the Company’s securities. The decline during 2013 was partially offset by the purchase of additional CMBS during 2013.
The increase in interest income related to subordinate loans for the years ended December 31, 2013 and 2012, respectively, of $24,496, or 99.3%, and $10,988, or 80.3%, is primarily attributable to the funding of $361,035, $96,023 and $89,856 of subordinate loans during 2013, 2012 and 2011, respectively. This was partially offset by the repayments of $118,771 of subordinate loans during 2013.
The decrease in interest related to repurchase agreements for the year ended December 31, 2013 of $(6,286), or (100.0)%, is attributable to the final repayment of the repurchase agreement in January 2013. The increase in interest related to repurchase agreements for the year ended December 31, 2012 of $1,522, or 31.9%, is related to the funding of the repurchase agreement in the first half of 2011 and a resulting full year of income for 2012.
Interest expense for the year ended December 31, 2013 compared to 2012, and the year ended December 31, 2012 compared to 2011, respectively, decreased $4,046, or (48.2)%, and $6,052, or (41.9)%. The decreases are primarily the result of the decline in the average balance of the Company’s borrowings from $557,125 during 2011 to $320,561 during 2012 and $203,613 during 2013. In addition to the repayment of debt outstanding under the Wells Facility as the related CMBS have been repaid or sold, the Company repaid substantially all of the borrowings outstanding under the JPMorgan Facility upon the close of the Company’s Series A Preferred Stock offering in August 2012. The Company also amended the JPMorgan Facility and the Wells Facility during 2012 and 2013 to reduce the cost of borrowings. See “– Liquidity and Capital Resources – Borrowings Under Various Financing Arrangements” for a discussion of those amendments.
Operating Expenses
The following table sets forth the Company’s operating expenses for the years ended December 31, 2013, 2012 and 2011:

				Variance
	Year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	Variance	%	Variance	%
General and administrative expense	$4,075	$4,919	$3,864	$(844)	(17.2)%	$1,055	27.3%
Stock-based compensation expense	3,488	3,624	1,788	(136)	(3.8)%	1,836	102.7%
Management fee expense	10,012	6,139	4,728	3,873	63.1%	1,411	29.8%
Total operating expense	$17,575	$14,682	$10,380	$2,893	19.7%	$4,302	41.4%
General and administrative expense for the year ended December 31, 2013, decreased $(844), or (17.2)%, from the same period in 2012. General and administrative expense for the year ended December 31, 2012, increased $1,055, or 27.3%, from the same period in 2011. The increase (decrease) is primarily attributable one-time expenses related to the closing of loans during 2012.
Stock-based compensation expense for the year ended December 31, 2013, decreased $(136), or (3.8)% from the same period in 2012. Stock-based compensation expense for the year ended December 31, 2012, increased $1,836, or 102.7% from the same period in 2011. The increase in 2012 is primarily attributable to the grant of 308,750 restricted stock units ("RSUs") during August 2011 as well as the increase in the price of the Company’s stock since the end of 2011. Share-based payments are discussed further in the accompanying consolidated financial statements—Note 11–Share-Based Payments.
Management fee expense for the year ended December 31, 2013 compared 2012, and the year ended December 31, 2012 compared to 2011, respectively, increased $3,873, or 63.1%, and $1,411, or 29.8%. These increases were primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering that was completed in July 2011, the Series A Preferred Stock and common equity offerings that were completed in the second half of 2012 and the common equity offering completed in March 2013. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements—Note 10—Related Party Transactions.

Realized and Unrealized Gain/Loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011:

		For the year ended December 31,
	Location of Gain (Loss) Recognized in Income	2013	2012	2011
Securities	Realized gain on sale of securities	$—	$262	$—
Securities	Unrealized gain (loss) on securities	(3,065)	6,489	481
Interest rate swaps	Loss on derivative instruments – realized *	(157)	(895)	(1,831)
Interest rate swaps	Gain on derivative instruments – unrealized	156	510	763
Interest rate caps	Loss on derivative instruments - unrealized	(1)	(187)	(1,628)
Total		$(3,067)	6,179	(2,215)

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.
In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings, the Company entered into interest rate swaps and caps which are intended to economically hedge the a portion of its floating-rate borrowings.
All of the Company's derivative instruments had matured as of December 31, 2013. The Company elected not to pursue hedge accounting for these derivative instruments and recorded the change in estimated fair value related to these interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to certain CMBS securing the Wells Facility in earnings by electing the fair value option. These elections allowed the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate derivatives without having to apply complex hedge accounting provisions.
In March 2012, the Company sold CMBS with an amortized cost of $137,423 resulting in net realized gains of $262. The sale generated proceeds of $14,621 after the repayment of $123,064 of debt under the Wells Facility.
For the years ended December 31, 2013, 2012 and 2011, respectively, the Company recognized an unrealized gain (loss) on securities of $(3,065), $6,489 and $481. These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
Dividends
For 2013, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount
February 27, 2013	March 28, 2013	April 12, 2013	$0.40
May 1, 2013	June 28, 2013	July 12, 2013	$0.40
July 31, 2013	September 30, 2013	October 11, 2013	$0.40
November 4, 2013	December 31, 2013	January 13, 2014	$0.40
For 2013, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2013	March 28, 2013	April 15, 2013	$0.5391
June 12, 2013	June 28, 2013	July 15, 2013	$0.5391
September 16, 2013	September 30, 2013	October 15, 2013	$0.5391
December 9, 2013	December 30, 2013	January 15, 2014	$0.5391
Subsequent Events
Investment activity.  In February 2014, the Company provided a $80,000, floating rate first mortgage loan ($25,000 of which was funded at closing) for the development of a 50-unit luxury residential condominium in Montgomery County,

Maryland. The Company’s loan is expected to fund the first phase of a two-phase development and has a 30-month term with a 6-month extension option. On a fully funded basis, the Company expects that the first mortgage loan will represent an underwritten loan-to-net sellout of approximately 68% and has been underwritten to generate a 15% IRR. See “- Investments” above for a discussion of how IRR is calculated.
Repayments.  In January 2014, the Company received a $15,000 principal repayment from a subordinate loan secured by a pledge of the equity interests in the owner of a New York City hotel. The Company realized a 14% IRR on this subordinate loan.
Repurchase facilities.  In January 2014, the Company exercised its option to extend the JPMorgan facility for an additional 364 days.
In February 2014, the maturity date of the Wells Facility was extended to March 2015. In addition, the Company reduced the interest rate to LIBOR + 80 basis points from LIBOR + 105 basis points.
Dividends.  On February 26, 2014, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on April 14, 2014 to common stockholders of record on March 31, 2014.
Management Agreement.  Following a meeting by the Company’s independent directors in February 2014, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.
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
With the continued tapering of its bond purchases, the Federal Reserve has demonstrated a desire to slowly reduce the amount of stimulus in the economy. While the Federal Reserve has indicated that it intends to end the bond purchasing in 2014, it is expected that the low interest rate environment will persist, remain attractive to borrowers and will continue to drive significant refinancing activity across all property types during 2014.
There has also been a continued growth and recovery in the CMBS market.  In 2013, approximately $86 billion of CMBS were issued in the United States, an increase of approximately 78% over 2012 and an increase of 163% over 2011.  We believe the continued growth and recovery of the CMBS market is evidence that the lending market for commercial real estate has largely stabilized since the financial crisis.
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
Fair Value Election
Securities at estimated fair value, whereby the Company has elected the fair value option, consist of certain CMBS which are pledged under the Wells Facility and the UBS Facility. In accordance with GAAP, the Company elected the fair value option for these securities, which permits the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings.
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
Loans Held-for-Investment
The Company’s loans have been evaluated to determine whether they should be classified as either held-for-sale or held-for-investment. Loans held-for-investment will be stated at the principal amount outstanding, net of deferred loan fees and costs in accordance with GAAP. The Company has not designated any loans as held-for-sale.
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
For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that a loan loss reserve was not necessary as of December 31, 2013 and 2012.
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
In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company entered into interest rate swaps and caps with an aggregate notional equal to the borrowings outstanding under the Wells Facility during 2010. The interest rate swaps were intended to hedge the floating-rate borrowings through the expected maturity of the underlying collateral and the interest rate caps were intended to hedge the floating-rate borrowings related to the potential extension of the underlying collateral. As of December 31, 2013 , all of the Company's derivative instruments have matured.
The Company chose not to pursue hedge accounting for these derivative instruments and recorded the change in estimated fair value related to these interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to the AAA-rated CMBS securing the Wells Facility in earnings. This election allows the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate hedges without having to apply complex hedge accounting provisions.
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
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in the statement of financial position, and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the consolidated financial statements of the Company’s consolidated financial statements.
In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instruments and derivative instruments that are either (1) offset, or (2) subject to a master netting arrangement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the consolidated financial statements of the Company’s consolidated financial statements.
In February 2013, the FASB issued an update which includes amendments that require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income ("OCI") on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. The new requirement presents information on amounts reclassified out of accumulated OCI and their corresponding effect on net income in one place or in some cases, provides for cross-references to related footnote disclosures. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. During 2013, 2012 and 2011, the Company had no amounts reclassified into or out of OCI.
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Earlier application is prohibited. The ASU prohibits REITs from qualifying for investment company accounting under ASC 946, as such, we have determined that we will not meet the definition of an investment company under this ASU when adopted.
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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See “- Results of Operations – Investments for a summary of interest rates and weighted average lives related to the Company’s investment portfolio as of December 31, 2013. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Per the terms of the original agreement, amounts borrowed under the JPMorgan Facility bore interest at a spread of 3.00% over one-month LIBOR with no floor. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR+2.50%. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. In February 2013, the Company, through two of the Company’s subsidiaries, entered into the Amended Master Repurchase Agreement with JPMorgan. The Amended Master Repurchase Agreement extended the maturity date of the JPMorgan Facility to January 31, 2014, with an option to further extend the maturity date for 364 days, subject to the Company’s satisfaction of certain customary conditions. Pricing on the JPMorgan Facility will remain at LIBOR+2.5%. The Company has paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and, if the 364-day extension option is exercised, it will be required to pay an extension fee of 0.25% of the facility amount. The Company has agreed to provide a full guarantee of the obligations of its borrower subsidiaries under the Amended Master Repurchase Agreement. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations that would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee was waived by the lender. As of December 31, 2013, the Company had $20,383 of borrowings outstanding under the JPMorgan Facility. The Company anticipates reborrowing under the JPMorgan Facility as additional capital is deployed. The Company’s ability to achieve its underwritten levered weighted average IRRs discussed above under “ -Financial Condition and Results of Operations-Investments,” depends upon the Company reborrowing approximately $69,000 under the JPMorgan Facility or any replacement facility.
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
In February 2013, the Company further amended the Wells Facility to reduce the interest rate as follows: (i) with respect to the outstanding borrowings used to provide financing for the AAA CMBS, the interest rate was reduced to LIBOR+1.05% from LIBOR+1.25%-1.50% (depending on the collateral pledged); and (ii) with respect to the outstanding borrowings used to provide financing for the Hilton CMBS, the interest rate was reduced to LIBOR+1.75% from LIBOR+2.35%. In addition, the maturity date of the Wells Facility with respect to the outstanding borrowings used to provide financing for the AAA CMBS was extended to March 2014. The Hilton CMBS and related borrowings were repaid in November 2013.
As of December 31, 2013, the Company had $47,751 of borrowings outstanding under the Wells Facility secured by CMBS held by the Company.
UBS Facility

During September 2013, the Company through an indirect wholly-owned subsidiary entered into the UBS Facility with UBS pursuant to which the Company may borrow up to $133,333 in order to finance the acquisition of CMBS. The UBS Facility has a term of four years, with a one-year extension available at the Company's option, subject to certain restrictions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month US Dollar LIBOR. The Company borrows 100% of the estimated fair value of the collateral pledged and posts margin equal to 22.5% of that borrowing amount in cash. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. Additionally, beginning on the 121st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000 and a maximum total debt to consolidated tangible net worth covenant (3:1). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility. During December 2013, the UBS Facility was amended to increase the maximum amount to $133,899.
As of December 31, 2013, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
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
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of the $20,096 of cash available as of December 31, 2013, principal and interest the Company receives on its portfolio of assets, as well as available borrowings under the JPMorgan Facility. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. As of December 31, 2013, $79,617 of the $100,000 of borrowing capacity under the JPMorgan Facility was available; however, the Company would need to acquire additional commercial first mortgage loans or AAA-rated CMBS in order to utilize all of that capacity. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities.
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
Leverage Policies
The Company uses leverage for the sole purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. In addition its repurchase agreements, in the future the Company may access additional sources of borrowings. The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; however, the Company is limited by certain financial covenants under its repurchase agreements. Consistent with the Company’s strategy of keeping leverage within a conservative range, the Company expects that its total borrowings on loans will be in an amount that is approximately 35% of the value of its total loan portfolio.
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

The board of directors must approve any change in these investment guidelines.
Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of December 31, 2013 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings	$47,874	$—	$—	$—	$47,874
UBS Facility borrowings *	4,730	12,497	130,338	—	147,565
JPMorgan Facility borrowings **	20,976	—	—	—	20,976
Total	$73,580	$12,497	$130,338	$—	$216,415

*	Assumes extension options are exercised.

**	Assumes extension options are exercised and current Libor of 0.16% and 0.17% for interest payments due under the JPMorgan Facility and Wells Facility, respectively.

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
Loan Commitments. As of December 31, 2013, the Company had $29,106 of unfunded loan commitments related to the condominium conversion loan that closed in August 2013.
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
Non-GAAP Financial Measures
Operating Earnings
For the years ended December 31, 2013, 2012 and 2011, respectively, the Company’s Operating Earnings were $51,443, $33,914, and $28,054. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding) and (ii) any unrealized gains or losses or other non-cash items included in net income.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	Year ended December 31,
	2013	2012	2011
Net income available to common stockholders	$45,045	$37,102	$25,882
Adjustments:
Unrealized (gain) loss on securities	3,065	(6,489)	(481)
Unrealized (gain) loss on derivative instruments	(155)	(323)	865
Equity-based compensation expense	3,488	3,624	1,788
Total adjustments:	6,398	(3,188)	2,172
Operating Earnings	$51,443	$33,914	$28,054
Basic and diluted Operating Earnings per Share of Common Stock	$1.44	$1.50	$1.47

Basic weighted average shares of common stock outstanding	35,212,211	22,259,386	18,840,954
Diluted weighted average shares of common stock outstanding	35,679,755	22,648,819	19,089,578

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
As of December 31, 2013, all of the Company’s borrowings outstanding under the Wells Facility and the JPMorgan Facility are floating-rate borrowings. The Company also has floating rate subordinate loans with a face amount of $219,394, resulting in net variable rate exposure of $151,260. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $151,260 in variable rate exposure by $189. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
New York, New York
We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Apollo Commercial Real Estate Finance, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 27, 2014

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share data)

	December 31, 2013	December 31, 2012
Assets:
Cash	$20,096	$108,619
Restricted cash	30,127	—
Securities available-for-sale, at estimated fair value	33,362	67,079
Securities, at estimated fair value	158,086	211,809
Commercial mortgage loans, held for investment	161,099	142,921
Subordinate loans, held for investment	497,484	246,246
Repurchase agreements, held for investment	—	6,598
Interest receivable	6,022	4,277
Deferred financing costs, net	628	678
Other assets	600	203
Total Assets	$907,504	$788,430
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$202,033	$225,158
Derivative instruments, net	—	155
Accounts payable and accrued expenses	2,660	1,265
Payable to related party	2,628	2,037
Dividends payable	17,227	12,891
Total Liabilities	224,548	241,506
Commitments and Contingencies (see Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and 3,450,000 shares issued and outstanding in 2012	35	35
Common stock, $0.01 par value, 450,000,000 shares authorized, 36,888,467 and 28,044,106 shares issued and outstanding in 2013 and 2012, respectively	369	280
Additional paid-in-capital	697,610	546,065
Retained earnings (accumulated deficit)	(14,188)	574
Accumulated other comprehensive income (loss)	(870)	(30)
Total Stockholders’ Equity	682,956	546,924
Total Liabilities and Stockholders’ Equity	$907,504	$788,430
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Net interest income:
Interest income from securities	$12,267	$15,347	$25,323
Interest income from commercial mortgage loans	16,034	10,780	9,153
Interest income from subordinate loans	49,162	24,666	13,678
Interest income from repurchase agreements	—	6,286	4,764
Interest expense	(4,356)	(8,402)	(14,454)
Net interest income	73,107	48,677	38,464
Operating expenses:
General and administrative expenses (includes equity-based compensation of $3,488 in 2013, $3,624 in 2012 and $1,788 in 2011 )	(7,563)	(8,543)	(5,652)
Management fees to related party	(10,012)	(6,139)	(4,728)
Total operating expenses	(17,575)	(14,682)	(10,380)
Interest income from cash balances	20	7	13
Realized gain on sale of securities	—	262	—
Unrealized gain (loss) on securities	(3,065)	6,489	481
Loss on derivative instruments (includes unrealized gains (losses) of $155 in 2013, $323 in 2012 and $(865) in 2011)	(2)	(572)	(2,696)
Net income	52,485	40,181	25,882
Preferred dividends	(7,440)	(3,079)	—
Net income available to common stockholders	$45,045	$37,102	$25,882
Basic and diluted net income per share of common stock	$1.26	$1.64	$1.35
Basic weighted average shares of common stock outstanding	35,212,211	22,259,386	18,840,954
Diluted weighted average shares of common stock outstanding	35,679,755	22,648,819	19,089,578
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income available to common stockholders	$45,045	$37,102	$25,882
Change in net unrealized gain (loss) on securities available-for-sale	(840)	(593)	(5,796)
Comprehensive income	$44,205	$36,509	$20,086
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par	Shares	Par
Balance at January 1, 2011	—	$—	17,551,828	$175	$291,304	$—	$6,359	$297,838
Capital increase related to Equity Incentive Plan	—	—	—	—	1,788	—	—	1,788
Issuance of restricted stock	—	—	9,204	1	—	—	—	1
Issuance of common stock	—	—	3,000,000	30	49,950	—	—	49,980
Offering costs	—	—	—	—	(1,789)	—	—	(1,789)
Net income	—	—	—	—	—	25,882	—	25,882
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(5,796)	(5,796)
Dividends on common stock	—	—	—	—	(5,044)	(25,882)	—	(30,926)
Balance at December 31, 2011	—	—	20,561,032	$206	$336,209	$—	$563	$336,978
Capital increase related to Equity Incentive Plan	—	—	—	—	2,845	—	—	2,845
Issuance of restricted stock	—	—	11,080	—	—	—	—	—
Issuance of common stock	—	—	7,471,994	74	124,398	—	—	124,472
Issuance of preferred stock	3,450,000	35	—	—	86,215	—	—	86,250
Offering costs	—	—	—	—	(3,602)	—	—	(3,602)
Net income	—	—	—	—	—	40,181	—	40,181
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(593)	(593)
Dividends on preferred stock	—	—	—	—	—	(3,079)	—	(3,079)
Dividends on common stock	—	—	—	—	—	(36,528)	—	(36,528)
Balance at December 31, 2012	3,450,000	35	28,044,106	$280	$546,065	$574	$(30)	$546,924
Capital increase related to Equity Incentive Plan	—	—	—	—	3,457	—	—	3,457
Issuance of restricted stock	—	—	36,304	*	—	—	—	—
Issuance of common stock	—	—	8,808,057	89	148,715	—	—	148,804
Offering costs	—	—	—	—	(627)			(627)
Net income	—	—	—	—	—	52,485	—	52,485
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(840)	(840)
Dividends on preferred stock	—	—	—	—	—	(7,440)	—	(7,440)
Dividends on common stock	—	—	—	—	—	(59,807)	—	(59,807)
Balance at December 31, 2013	3,450,000	$35	36,888,467	$369	$697,610	$(14,188)	$(870)	$682,956
*    Rounds to zero.

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)

	For the year ended December 31,
	2013	2012	2011
Cash flows provided by operating activities:
Net income	$52,485	$40,181	$25,882
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(5,721)	(399)	7,782
Amortization of deferred financing costs	866	1,962	1,454
Equity-based compensation	3,457	2,845	1,788
Unrealized gain (loss) on securities	3,065	(6,489)	(481)
Unrealized gain (loss) on derivative instruments	(155)	(323)	865
Realized loss on sale of security	—	(262)	—
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(9,488)	2,296	(2,802)
Other assets	(397)	(186)	14
Accounts payable and accrued expenses	1,280	(260)	339
Payable to related party	591	739	615
Net cash provided by operating activities	45,983	40,104	35,456
Cash flows used in investing activities:
Proceeds from sale of securities available-for-sale	—	121,338	—
Proceeds from sale of securities at estimated fair value	—	16,918	—
Fees received from commercial mortgage loans	280	—	—
Funding of securities at estimated fair value	(134,389)	(70,676)	—
Funding of commercial mortgage loans	(32,643)	(62,490)	(8,800)
Funding of subordinate loans	(361,035)	(96,023)	(89,856)
Funding of repurchase agreements	—	—	(47,439)
Principal payments received on securities available-for-sale	186,138	113,216	52,555
Principal payments received on securities at estimated fair value	32,344	98,401	23,138
Principal payments received on commercial mortgage loans	18,117	31,300	9,489
Principal payments received on subordinate loans	118,771	108	35
Principal payments received on repurchase agreements	6,598	40,841	—
Net cash provided by (used in) investing activities	(165,819)	192,933	(60,878)
Cash flows from financing activities:
Proceeds from issuance of common stock	148,804	124,472	49,980
Proceeds from issuance of preferred stock	—	86,250	—
Payment of offering costs	(824)	(3,324)	(2,257)
Payment of deferred underwriting fee	—	—	(10,000)
Repayments of TALF borrowings	—	(251,327)	(46,007)
Proceeds from repurchase agreement borrowings	182,218	313,860	69,014
Repayments of repurchase agreement borrowings	(205,343)	(379,401)	(21,042)
Increase in restricted cash related to financing activities	(30,127)	—	—
Deferred financing costs	(504)	(1,097)	(1,180)
Dividends on common stock	(55,471)	(33,890)	(29,412)
Dividends on preferred stock	(7,440)	(1,529)	—
Net cash provided by (used in) financing activities	31,313	(145,986)	9,096
Net increase (decrease) in cash and cash equivalents	(88,523)	87,051	(16,326)
Cash and cash equivalents, beginning of period	$108,619	$21,568	37,894
Cash and cash equivalents, end of period	$20,096	$108,619	$21,568
Supplemental disclosure of cash flow information:
Interest paid	$2,809	$6,926	$14,772
Supplemental disclosure of non-cash financing activities:
Offering costs payable	$109	$306	$26
Dividend declared, not yet paid	$17,227	$12,891	$8,703
Deferred financing costs, not yet paid	$312	$—	$500
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands—except share and per share data)
Note 1 – Organization
Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a real estate investment trust (“REIT”) that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, commercial mortgage-backed securities (“CMBS”) and other commercial real estate-related debt investments in the United States. These asset classes are referred to as the Company’s target assets.
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
Restricted Cash
Restricted cash represents cash held by the Company's counterparties as collateral against repurchase agreement borrowings. Restricted cash is not available for general corporate purposes but may be applied against amounts due to counterparties under repurchase agreement borrowings, or returned to the Company when collateral requirements are exceeded or at the maturity of the repurchase agreement.
Classification of investments and valuations of financial instruments
The Company’s investments consist primarily of commercial mortgage loans, subordinate loans, CMBS and other real estate related assets that are classified as either available-for-sale or held-to-maturity. The Company has also elected the fair value option for certain CMBS.
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
For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that it is likely that it will receive contractual payments and a loan loss reserve was not necessary at December 31, 2013 and 2012.
Fair Value Election
Securities at estimated fair value consist of CMBS which are pledged under the Company’s master repurchase agreements with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”) and UBS AG, London Branch ("UBS") (the "UBS Facility"). In accordance with GAAP, the Company elected the fair value option for these securities at the date of purchase, which permits the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings.
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

Deferred Financing Costs
Costs incurred in connection with collateralized financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2013 and 2012, respectively, the Company had approximately $628 and $678 of capitalized financing costs, net of amortization included in other assets on the consolidated balance sheets.
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
In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company entered into interest rate swaps and caps with an aggregate notional equal to the borrowings outstanding under the Wells Facility during 2010. The interest rate swaps were used to hedge the floating-rate borrowings through the expected maturity of the underlying collateral and the interest rate caps were used to hedge the floating-rate borrowings related to the potential extension of the underlying collateral. All of the Company's interest rate swaps and caps have matured as of December 31, 2013.
The Company did not elect hedge accounting for these derivative instruments and recorded the change in estimated fair value related to these interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to the CMBS securing the Wells Facility in earnings. This election allowed the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate hedges without having to apply complex hedge accounting provisions.
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
The Company’s major tax jurisdictions are Federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2010 through 2013. The Company does not have any unrecognized tax benefits and does not expect a change in its position for unrecognized tax benefits in the next 12 months. The Company has a net operating loss carryforward of approximately $1,400 which expires in the year 2029.
Recent accounting pronouncements
In December 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in the statement of financial position, and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the consolidated financial statements of the Company’s consolidated financial statements.
In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instruments and derivative instruments that are either (1) offset, or (2) subject to a master netting arrangement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the consolidated financial statements of the Company’s consolidated financial statements.
In February 2013, the FASB issued an update which includes amendments that require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income ("OCI") on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. The new requirement presents information on amounts reclassified out of accumulated OCI and their corresponding effect on net income in one place or in some cases, provides for cross-references to related footnote disclosures. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. During 2013, 2012 and 2011, the Company had no amounts reclassified into or out of OCI.
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Earlier application is prohibited. The ASU prohibits REITs from qualifying for investment company accounting under ASC 946, as such, we have determined that we will not meet the definition of an investment company under this ASU when adopted.
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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of December 31, 2013:

	Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total
CMBS (Available-for-Sale)	$—	$33,362	$—	$33,362
CMBS (Fair Value Option)	—	158,086	—	158,086
Total	$—	$191,448	$—	$191,448
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
Note 4 – Debt Securities
At December 31, 2013, all of the Company's CMBS were pledged to secure borrowings under the Wells Facility and the UBS Facility. See Note 8 – Borrowings for a description of these facilities.
During 2013, the Company purchased CMBS with an aggregate face amount of $133,783 and an aggregate purchase price of $133,899. The CMBS were financed under the UBS Facility and the Company elected the Fair Value Option for these securities.
The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2013 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Available-for-Sale)	$33,066	$34,232	$—	$(870)	$33,362
CMBS (Fair Value Option)	155,577	155,946	2,313	(173)	158,086
Total	$188,643	$190,178	$2,313	$(1,043)	$191,448
During June 2012, the Company purchased CMBS with a face amount of $74,854 for which the obligors are certain special purpose entities formed in 2010 to hold substantially all of the assets of Hilton Worldwide, Inc. (the “Hilton CMBS”). The Hilton CMBS was purchased for $70,655 and was financed with $49,459 of borrowings under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (the “Wells Facility”), which was amended to provide up to $100,000 of additional financing for the Hilton CMBS. See Note 8 – Borrowings for a description of the Wells Facility. The Company has elected the fair value option for the Hilton CMBS. The Hilton CMBS and related borrowings were fully repaid in November 2013.
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
The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at December 31, 2013 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.
The overall statistics for the Company’s CMBS investments (excluding the Hilton CMBS) calculated on a weighted average basis assuming no early prepayments or defaults as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Credit Ratings *	AAA-CCC	AAA
Coupon	5.8%	5.6%
Yield	5.3%	4.1%
Weighted Average Life	3.1 years	1.8 years

*	Ratings per Fitch, Moody’s or S&P
The percentage vintage, property type, and location of the collateral securing the Company’s CMBS investments (excluding the Hilton CMBS) calculated on a weighted average basis as of December 31, 2013 and 2012 are as follows:

Vintage	December 31, 2013	December 31, 2012
2006	3%	1%
2007	97	99
Total	100%	100%

Property Type	December 31, 2013	December 31, 2012
Office	35.5%	40.5%
Retail	24.1	23.2
Hotel	13.7	10.5
Multifamily	12.7	12.9
Other *	14.0	12.9
Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Location	December 31, 2013	December 31, 2012
South Atlantic	23.4%	21.8%
Middle Atlantic	22.8	21.4
Pacific	17.6	23.8
Other *	36.2	33.0
Total	100%	100%

*	No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,317	$31,317	Fixed	151 rooms
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,169	27,169	Fixed	73,419 sq. ft.
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	24,947	24,785	Fixed	263 rooms
Condo Conversion – NY, NY (1)	Dec-12	Jan-15	45,000	45,000	44,867	Floating	119,000 sq. ft.
Condo Conversion – NY, NY (2)	Aug-13	Sept-15	33,000	33,167	32,961	Floating	40,000 sq. ft.
Total/Weighted Average			$164,000	$161,600	$161,099	8.82%

(1)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.
At December 31, 2013, the New York hotel loan, the New York office condo and the Maryland hotel were all pledged to secure borrowings under the Company’s $100,000 master repurchase facility entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). See Note 8 – Borrowings for a description of this facility.
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

The Company’s commercial mortgage loan portfolio was comprised of the following as of December 31, 2012:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,571	$31,571	Fixed	151 rooms
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,419	27,419	Fixed	73,419 sq. ft.
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	25,273	25,273	Fixed	263 rooms
Mixed Use – South Boston, MA (1)	Apr-12	Dec-13	23,844	17,287	14,105	Floating	20 acres
Condo Conversion – NY, NY (2)	Dec-12	Jan-15	45,000	45,000	44,553	Floating	119,000 sq. ft.
Total/Weighted Average			$154,844	$146,550	$142,921	7.82%
During April 2012, a $24,000 two-year fixed rate first mortgage loan on a 155-room boutique hotel in midtown Manhattan was repaid. The loan had an interest rate of 8.00%. The Company repaid $15,444 of borrowings under the JPMorgan Facility in conjunction with this repayment.

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at December 31, 2013 and 2012.
Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following as of December 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,866	$8,866	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,781	Fixed
Hotel– New York (1)	Jan-12	Feb-14	15,000	15,000	15,207	Fixed
Mixed Use – North Carolina	Jul-12	Jul-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,849	9,849	Fixed
Hotel Portfolio – Various (1)	Nov-12	Nov-15	50,000	48,431	48,397	Floating
Condo Conversion – NY, NY (2)	Dec-12	Jan-15	35,000	35,000	34,734	Floating
Condo Construction – NY, NY (1)	Jan-13	Jul-17	60,000	66,800	66,340	Fixed
Multifamily Conversion – NY, NY (1)	Jan-13	Dec-14	18,000	18,000	17,906	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,771	24,771	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – NY, NY (3)	May-13	Jun-14	44,000	44,000	43,859	Floating
Office Condo - NY, NY	Jul-13	Jul-22	14,000	14,000	13,565	Fixed
Condo Conversion – NY, NY (4)	Aug-13	Sept-15	294	295	2	Floating
Mixed Use - Pittsburgh, PA (1)	Aug-13	Aug-16	22,500	22,500	22,342	Floating
Healthcare Portfolio - Various	Oct-13	Jun-14	47,000	47,000	47,000	Floating
Mixed Use - Florida (2)	Nov-13	Oct-18	50,000	50,000	49,535	Floating
Mixed Use - Various (2)	Dec-13	Dec-18	17,000	17,000	16,805	Fixed
Total/Weighted Average			$495,319	$500,037	$497,484	11.60%

(1)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(2)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(3)	Includes a three-month extension option subject to certain conditions and the payment of an extension fee.

(4)
Includes a one-year extension option subject to certain conditions and the payment of an extension fee. As of December 31, 2013, the Company had $29,106 of unfunded loan commitments related to this loan.

In February 2013, the Company received principal repayments on two mezzanine loans totaling $50,000 secured by a portfolio of retail shopping centers located throughout the United States. In connection with the repayment, the Company received a yield maintenance payment totaling $2,500. With the yield maintenance payment, the Company realized a 15% IRR on its mezzanine loan investment. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investments.”

In June 2013, the Company received the repayment of a $15,000 mezzanine loan secured by a hotel in New York City. In connection with the repayment, the Company received a yield maintenance payment totaling $1,233. With the yield maintenance payment, the Company realized a 19% IRR on its mezzanine loan investment. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Investments.”
During October 2013, the Company received a full principal repayment from a $25,000 mezzanine loan secured by a portfolio of hotels in New York City. The Company realized a 12% IRR on this investment.
During 2013, the Company received a full principal repayment from a $25,000 subordinate financing secured by a retail center in Woodbridge, Virginia. The Company realized a 15% IRR on this investment.
The Company’s subordinate loan portfolio was comprised of the following as of December 31, 2012:

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
The Company evaluates its loans for possible impairment on a quarterly basis. See Note 5 – Commercial Mortgage Loans for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at December 31, 2013 and December 31, 2012.
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
In January 2013, the repurchase agreement was repaid in full. Upon the repayment, the Company realized a 17% IRR on its investment. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Investments”.
Note 8 – Borrowings
At December 31, 2013 and 2012, the Company had borrowings outstanding under the JPMorgan Facility, the Wells Facility and the UBS Facility.
At December 31, 2013 and 2012, the Company’s borrowings had the following weighted average maturities and interest rates:

	December 31, 2013				December 31, 2012
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$47,751	0.2 years		1.2%	$225,155	1.1 years	*	1.8%	**
UBS Facility borrowings	133,899	4.7 years	*	2.8%	—	0		—%	Fixed
JPMorgan Facility borrowings	20,383	1.1 years	*	2.7%	3	5 days		2.7%	L+250
Total borrowings	$202,033	3.3 years		2.4%	$225,158	1.1 years		1.8%

*	Assumes extension options are exercised.

**	Borrowings outstanding under the Wells Facility bear interest at a LIBOR plus 105, 125 basis points, 150 basis points or 235 basis points depending on the collateral pledged.
At December 31, 2013, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings	$47,751	$—	$—	$—	$47,751
UBS Facility borrowings *	—	5,004	128,895	—	133,899
JPMorgan Facility borrowings *	204	20,179	—	—	20,383
Total	$47,955	$25,183	$128,895	$—	$202,033

*	Assumes extension options are exercised.
The table below summarizes the outstanding balances, as well as the maximum and average balances as of December 31, 2013 and 2012.

		2013			2012
	Balance at December 31, 2013	Maximum Month-End Balance	Average Month-End Balance	Balance at December 31, 2012	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$47,751	$225,156	$168,747	$225,155	$469,147	$283,100
UBS Facility borrowings	133,899	133,899	31,728	—	—	—
JPMorgan Facility borrowings	20,383	20,383	3,138	$3	$68,720	$37,461
Total	$202,033			$225,158

Repurchase Agreements
UBS Facility
During September 2013, the Company through an indirect wholly-owned subsidiary entered into the UBS Facility with UBS pursuant to which the Company may borrow up to $133,333 in order to finance the acquisition of CMBS. The UBS Facility has a term of four years, with a one-year extension available at our option, subject to certain restrictions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month US Dollar LIBOR. The Company borrows 100% of the estimated fair value of the collateral pledged and posts margin equal to 22.5% of that borrowing amount in cash. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. Additionally, beginning on the 121st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000 and a maximum total debt to consolidated tangible net worth covenant (3:1). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility. During December 2013, the UBS Facility was amended to increase the maximum amount to $133,899.
JPMorgan Facility
In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Per the terms of the original agreement, amounts borrowed under the JPMorgan Facility bore interest at a spread of 3.00% over one-month LIBOR with no floor. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR+2.50%. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. In February 2013, the Company, through two of the Company’s subsidiaries, entered into the Amended Master Repurchase Agreement with JPMorgan. The Amended Master Repurchase Agreement extended the maturity date of the JPMorgan Facility to January 31, 2014, with an option to further extend the maturity date for 364 days, subject to the Company’s satisfaction of certain customary conditions. Pricing on the JPMorgan Facility will remain at LIBOR+2.5%. The Company has paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and, if the 364-day extension option is exercised, it will be required to pay an extension fee of 0.25% of the facility amount. The Company has agreed to provide a full guarantee of the obligations of its borrower subsidiaries under the Amended Master Repurchase Agreement. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations that would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee was waived by the lender.
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
In February 2013, the Company further amended the Wells Facility to reduce the interest rate as follows: (i) with respect to the outstanding borrowings used to provide financing for the AAA CMBS, the interest rate was reduced to LIBOR+1.05% from LIBOR+1.25%-1.50% (depending on the collateral pledged); and (ii) with respect to the outstanding borrowings used to provide financing for the Hilton CMBS, the interest rate was reduced to LIBOR+1.75% from LIBOR+2.35%. In addition, the maturity date of the Wells Facility with respect to the outstanding borrowings used to provide financing for the AAA CMBS was extended to March 2014. The Hilton CMBS and related borrowings were repaid in November 2013.
The Company was in compliance with the financial covenants under its repurchase agreements at December 31, 2013 and December 31, 2012.
Note 9 – Derivative instruments
The Company used interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under repurchase agreements. The Company’s repurchase agreements bore interest at a LIBOR-based variable rate and increases in LIBOR could have negatively impacted earnings. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.
All of the Company's derivative instruments have matured as of December 31, 2013. The Company’s derivative instruments consisted of the following at December 31, 2012:

		December 31, 2012
	Balance Sheet Location	Notional Value		Estimated Fair Value
Interest rate swaps	Derivative instruments	$80,881		$(156)
Interest rate caps	Derivative instruments	203,248	*	1
Total derivative instruments				$(155)

*	Represents the notional value at December 31, 2012 but does not include forward-starting notionals.
The Company had an agreement with its derivative counterparty that contained a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the years ended December 31, 2013, 2012 and 2011.

		Amount of loss recognized in income
	Location of Loss Recognized in Income	2013	2012	2011
Interest rate swaps	Loss on derivative instruments – realized *	$(157)	$(895)	$(1,831)
Interest rate swaps	Gain on derivative instruments – unrealized	156	$510	$763
Interest rate caps	Loss on derivative instruments - unrealized	(1)	(187)	(1,628)
Total		$(2)	$(572)	$(2,696)

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

The following table summarizes the gross asset and liability amounts related to the Company’s derivatives at December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
	Gross Amount of Assets Recognized as Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amount of Assets Recognized as Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position
Interest rate swaps	$—	$—	$—	$—	$(156)	$(156)
Interest rate caps	—	—	—	1	—	1
Total derivative instruments	$—	$—	$—	$1	$(156)	$(155)

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
The current term of the Management Agreement expires on September 29, 2014, and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year terms only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
For 2013, 2012 and 2011, respectively, the Company incurred approximately $10,012, $6,139 and $4,728 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For 2013, 2012 and 2011, respectively, the Company recorded expenses totaling $745, $987 and $802 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at December 31, 2013 and December 31, 2012, respectively, is approximately $2,628 and $2,037 for base management fees incurred but not yet paid.
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
The Company recognized stock-based compensation expense of $3,488, $3,624 and $1,788 during 2013, 2012 and 2011, respectively, related to restricted stock and RSU vesting. The fair value of restricted stock that vested during 2013, 2012 and 2011 was $293, $717 and $663, respectively. The fair value of RSUs that vested during 2013, 2012 and 2011 was $2,854, $1,916 and $792, respectively.
The following table summarizes the grants, exchanges and forfeitures of restricted stock and RSUs during 2013, 2012 and 2011:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at January 1, 2011		151,828	118,959

Grant	April 2011	9,204		150	July 2011	April 2014
Grant	April 2011	—	5,000	82	July 2011	April 2014
Grant	August 2011	—	308,750	4,586	January 2012	January 2014
Forfeiture *	December 2011	—	(30,000)	n/a	n/a	n/a
Forfeiture*	February 2012	—	(1,875)	n/a	n/a	n/a
Grant	March 2012	—	20,000	310	March 2013	March 2015
Grant	April 2012	9,584	—	150	July 2012	April 2015
Grant	August 2012	1,496	—	25	July 2013	July 2015
Canceled upon delivery	October 2012	—	(112,084)	n/a	n/a	n/a
Grant	February 2013	20,000	—	352	December 2013	December 2015
Grant	February 2013	—	180,000	3,166	December 2013	December 2015
Grant	April 2013	11,304	—	200	July 2013	April 2016
Grant	May 2013	—	15,000	264	December 2013	December 2015
Forfeiture *	June 2013	—	(5,000)	n/a	n/a	n/a
Canceled upon delivery	July 2013	—	(5,000)	n/a	n/a	n/a
Grant	September 2013	—	10,000	154	September 2013	September 2013
Grant	November 2013	5,000	—	81	December 2013	October 2016

Outstanding at December 31, 2013		208,416	503,750

*	Represents RSUs forfeited by a former employee of the Manager in connection with such employee’s resignation from the Manager.

**	Represents restricted stock forfeited by a former director of the Company in connection with such director’s resignation from the Company’s board of directors.

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2013.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
January 2014	2,920	93,335	96,255
March 2014	—	6,667	6,667
April 2014	2,925	417	3,342
July 2014	2,157	—	2,157
July 2014	500	—	500
October 2014	2,153	—	2,153
December 2014	6,668	63,332	70,000
January 2015	2,160	—	2,160
March 2015	—	6,667	6,667
April 2015	2,161	—	2,161
July 2015	1,361	—	1,361
July 2015	500	—	500
October 2015	1,361	—	1,361
December 2015	6,668	63,341	70,009
January 2016	1,360	—	1,360
April 2016	1,361	—	1,361
July 2016	417	—	417
October 2016	416	—	416
	35,088	233,759	268,847

At December 31, 2013, the Company had unrecognized compensation expense of approximately $562 and $2,351, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During 2013 and 2012, respectively, the Company delivered 3,057 and 67,354 shares of common stock for 5,000 and 112,084 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the consolidated statement of changes in stockholders equity. The adjustments were $31 and $779 in 2013 and 2012, respectively, and are included as reductions of capital increase related to the Company's equity incentive plan in the consolidated statement of changes in shareholders’ equity.
Note 12 – Stockholders’ Equity
The Company’s authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2013, 36,888,467 shares of common stock were issued and outstanding and there were 3,450,000 shares of preferred stock issued and outstanding.
Dividends.    During 2013 and 2012, the Company has declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 28, 2012	March 31, 2012	April 12, 2012	$0.40
May 3, 2012	June 29, 2012	July 12, 2012	$0.40
August 6, 2012	September 28, 2012	October 12, 2012	$0.40
November 1, 2012	December 31, 2012	January 14, 2013	$0.40
February 27, 2013	March 28, 2013	April 12, 2013	$0.40
May 1, 2013	June 28, 2013	July 12, 2013	$0.40
July 31, 2013	September 30, 2013	October 11, 2013	$0.40
November 4, 2013	December 31, 2013	January 13, 2014	$0.40

During 2013 and 2012, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
September 13, 2012	September 28, 2012	October 15, 2012	$0.4432	*
December 13, 2012	December 31, 2012	January 15, 2013	$0.5391
March 15, 2013	March 28, 2013	April 15, 2013	$0.5391
June 12, 2013	June 28, 2013	July 15, 2013	$0.5391
September 16, 2013	September 30, 2013	October 15, 2013	$0.5391
December 9, 2013	December 30, 2013	January 15, 2014	$0.5391

*	Partial payment for the period from the date of issuance (August 1, 2012) through October 15, 2012.
Common Offerings. During March 2013, the Company completed a follow-on public offering of 8,805,000 shares of its common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price of $16.90 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $148,333 after deducting estimated offering expenses payable by the Company.
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
ATM Program. In May 2013, the Company entered into an ATM Equity Offering Sales Agreement with Merrill Lynch,Pierce, Fenner & Smith Incorporated and JMP Securities LLC (the "Agents"), relating to shares of the Company's common stock. In accordance with the terms of the agreement, the Company may offer and sell shares of common stock having an aggregate offering price of up to $100,000 from time to time through the Agents. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, or as otherwise agreed with the applicable Agent. To date, the Company has not directed the Agents to sell any shares.
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
Note 13 – Commitments and Contingencies
KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that has agreed to acquire a minority participation in KBC Bank Deutschland AG (“KBCD”). The Company committed to invest up to approximately $50,000 (€38,000), representing approximately 21% of the ownership in KBCD. The acquisition is subject to antitrust and regulatory approval, which is expected to take approximately nine months. Consequently, there is no assurance that the acquisition will close.
Loan Commitments.    As described in Note 6, the Company had $29,106 of unfunded loan commitments related to the condominium conversion loan that closed in August 2013 as of December 31, 2013.
Note 14 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$20,096	$20,096	$108,619	$108,619
Restricted cash	30,127	30,127	—	—
Commercial first mortgage loans	161,099	164,405	142,921	150,144
Subordinate loans	497,484	503,267	246,246	250,520
Repurchase agreements	—	—	6,598	6,598
Borrowings under repurchase agreements	(202,033)	(202,148)	(225,158)	(225,158)
To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The Company’s commercial first mortgage loans, subordinate loans, repurchase agreements and borrowings under repurchase agreements are carried at amortized cost on the condensed consolidated financial statements and are classified as Level III in the fair value hierarchy.
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
The table below presents basic and diluted net income per share of common stock using the two-class method for the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
	2013	2012	2011
Numerator:
Net income	$52,485	$40,181	$25,882
Preferred dividends	(7,440)	(3,079)	—
Net income available to common stockholders	45,045	37,102	25,882
Dividends declared on common stock	(59,008)	(35,899)	(30,494)
Dividends on participating securities	(798)	(628)	(431)
Net income (loss) attributable to common stockholders	$(14,761)	$575	$(5,043)
Denominator:
Basic weighted average shares of common stock outstanding	35,212,211	22,259,386	18,840,954
Diluted weighted average shares of common stock outstanding	35,679,755	22,648,819	19,089,578
Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$1.68	$1.61	$1.62
Undistributed income (loss)	(0.42)	$0.03	$(0.27)
Basic and diluted net income per share of common stock	$1.26	$1.64	$1.35
For 2013 and 2011, respectively, unvested RSUs of 467,544 and 248,624 were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

Note 16 – Summarized Quarterly Results (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Net interest income:
Interest income from securities	$3,087	$5,323	$3,014	$3,230	$2,533	$3,674	$3,633	$3,120
Interest income from commercial mortgage loans	3,592	2,234	3,676	2,791	4,954	2,825	3,812	2,930
Interest income from subordinate loans	11,454	5,313	11,498	5,859	12,184	6,144	14,026	7,350
Interest income from repurchase agreements	2	1,559	—	2,000	—	2,361	—	366
Interest expense	(1,068)	(3,242)	(955)	(1,929)	(885)	(1,768)	(1,450)	(1,463)
Net interest income	17,067	11,187	17,233	11,951	18,786	13,236	20,021	12,303
Operating expenses:
General and administrative expenses	(1,895)	(2,036)	(1,437)	(2,762)	(1,793)	(2,430)	(2,438)	(1,315)
Management fees to related party	(2,160)	(1,289)	(2,600)	(1,292)	(2,625)	(1,518)	(2,627)	(2,040)
Total operating expenses	(4,055)	(3,325)	(4,037)	(4,054)	(4,418)	(3,948)	(5,065)	(3,355)
Interest income from cash balances	—	1	16	—	3	—	1	6
Realized loss on sale of security	—	262	—	—	—	—	—	—
Unrealized gain (loss) on securities	(1,080)	1,385	(1,421)	2,078	(1,472)	3,010	908	16
Gain (loss) on derivative instruments	—	(417)	(2)	(65)	1	(87)	(1)	(2)
Net income	11,932	9,093	11,789	9,910	12,900	12,211	15,864	8,968
Preferred dividends	(1,860)	—	(1,860)	—	(1,860)	(1,219)	(1,860)	(1,860)
Net income available to common stockholders	$10,072	$9,093	$9,929	$9,910	11,040	$10,992	$14,004	$7,108
Basic and diluted net income per share of common stock	$0.33	$0.43	$0.27	$0.47	$0.29	$0.52	$0.37	$0.26
Basic weighted average common shares outstanding	30,105,939	20,561,032	36,880,410	20,570,616	36,883,002	20,571,478	36,886,619	27,297,600
Diluted weighted average common shares outstanding	30,480,689	20,966,426	37,373,885	20,991,450	37,379,469	20,992,312	37,390,369	27,608,787
Dividend declared per share of common stock	$0.40	$0.40	$0.40	$0.40	$0.40	$0.40	$0.40	$0.40
Note 17 – Subsequent Events
Investment activity.  In February 2014, the Company provided a $80,000, floating rate first mortgage loan ($25,000 of which was funded at closing) for the development of a 50-unit luxury residential condominium in Montgomery County, Maryland. The Company’s loan is funding the first phase of a two-phase development and has a 30-month term with a 6-month extension option. On a fully funded basis, the first mortgage loan represents an underwritten loan-to-net sellout of approximately 68% and has been underwritten to generate a 15% IRR.
Repayments.    In January 2014, the Company received a $15,000 principal repayment from a subordinate loan secured by a pledge of the equity interests in the owner of a New York City hotel. The Company realized a 14% IRR on this subordinate loan.
Repurchase Facilities.    In January 2014, the Company exercised its option to extend the JPMorgan facility for an additional 364 days.
In February 2014, the maturity date of the Wells Facility was extended to March 2015. In addition, the Company reduced the interest rate to LIBOR + 80 basis points from LIBOR + 105 basis points.
Dividends.    On February 26, 2014, the Company’s board of directors declared a dividend of $0.40 per share of common stock which is payable on April 14, 2014 to common stockholders of record on March 31, 2014.

Management Agreement.  Following a meeting by the Company’s independent directors in February 2014, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.

Schedule IV — Mortgage Loans on Real Estate
December 31, 2013

Property Type	Location	Interest Rate	Final Extended Maturity Date	Periodic Payment Terms	Face amount of loans	Carrying amount of loans
Commercial mortgage loans
Hotel	New York	8.25%	Feb - 15	30 year	$31,317	$31,317
Office Condo (Headquarters)	New York	8.00%	Feb - 15	30 year	27,169	27,169
Hotel	Maryland	9.00%	Apr -15	25 year	24,947	24,785
Condo Conversion	New York	9.00%	Jan -17	Interest only	45,000	44,867
Condo Conversion	New York	9.67%	Sept - 16	Interest only	33,167	32,961
Total commercial mortgage loans					161,600	161,099
Subordinate loans (1)
Office	Michigan	13.00%	Jun - 20	25 year	8,866	8,866
Ski Resort	California	14.00%	May - 17	Interest only	40,000	39,781
Hotel	New York	12.00%	Feb - 15	Interest only	15,000	15,207
Mixed Use	North Carolina	11.10%	Aug - 22	Interest only	6,525	6,525
Office Complex	Missouri	11.75%	Oct - 22	30 year	9,849	9,849
Hotel Portfolio	Various US cities	11.07%	Nov - 16	30 year	48,431	48,397
Condo Conversion	New York	9.00%	Jan -17	Interest only	35,000	34,734
Condo Construction	New York	13.25%	July - 18	Interest only	66,800	66,340
Multifamily Conversion	New York	10.48%	Dec - 15	Interest only	18,000	17,906
Hotel Portfolio	Minnesota	11.00%	Feb - 18	30 year	24,771	24,771
Warehouse Portfolio	Various US cities	11.50%	May - 23	Interest only	32,000	32,000
Multifamily Conversion	New York	12.25%	Sept - 14	Interest only	44,000	43,859
Office Condo	New York	11.25%	Jul - 22	Interest only	14,000	13,565
Condo Conversion	New York	9.67%	Sept - 16	Interest only	295	2
Mixed Use	Pennsylvania	9.42%	Aug - 18	Interest only	22,500	22,342
Healthcare Portfolio	Various US cities	11.15%	Jun - 14	Interest only	47,000	47,000
Mixed Use	Florida	10.42%	Oct - 18	Interest only	50,000	49,535
Mixed Use	Various US cities	14.00%	Dec - 18	Interest only	17,000	16,805
Total subordinate loans					500,037	497,484
Total					$661,637	$658,583	(2)

(1)	Subject to prior liens.

(2)	The aggregate cost for federal income tax purposes is $658,583.
The following table summarizes the changes in the carrying amounts of mortgage loans during 2013 and 2012.
Reconciliation of Carrying Amount of Loans

	2013	2012
Balance at beginning of year	$389,167	$258,092
New mortgage loans	401,912	159,465
Collections of principal	(137,168)	(31,408)
Discount accretion	4,672	3,018
Balance at the close of year	$658,583	$389,167

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on its assessment, the Company’s management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 54 of this annual report on Form 10-K.

Item 9B.	Other Information.
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
The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
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
The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement relating to its annual meeting of stockholders to be held on or about April 29, 2014 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2013.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.
The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.
The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 11.	Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 14.	Principal Accountant Fees and Services.
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.
Documents filed as part of the report
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:
The consolidated financial statements and related schedule of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 54 through 82 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8 “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2)	Financial Statement Schedule:
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2013.

(3)	Exhibits Files:

3.1	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

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

10.4	Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8, as amended (Registration No. 333-162246).

10.5
Form of Restricted Stock Award Agreement entered into by Apollo Commercial Real Estate Finance, Inc.‘s directors, officers, Manager and certain of its personnel, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-11, as amended (Registration No. 333-166478).

10.7
Form of Indemnification Agreement entered into by Apollo Commercial Real Estate Finance, Inc.‘s directors and officers, incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

21.1*	Subsidiaries of Registrant

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

February 27, 2014	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 27, 2014	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein President, Chief Executive Officer and Director (Principal Executive Officer)

February 27, 2014	By:	/s/ Megan B. Gaul
Megan B. Gaul Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

February 27, 2014	By:	/s/ Joseph F. Azrack
Joseph F. Azrack Director

February 27, 2014	By:	/s/ Eric L. Press
Eric L. Press Director

February 27, 2014	By:	/s/ Alice Connell
Alice Connell Director

February 27, 2014	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 27, 2014	By:	/s/ Douglas D. Abbey
Douglas D. Abbey Director

February 27, 2014		/s/ Scott Prince
Scott Prince Director

February 27, 2014	By:	/s/ Michael E. Salvati
Michael E. Salvati Director