Form 10-Q
period 2014-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2014-04-30
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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
As of April 29, 2014, there were 37,137,675 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	March 31, 2014	December 31, 2013
Assets:
Cash	$126,473	$20,096
Restricted cash	30,127	30,127
Securities available-for-sale, at estimated fair value	25,477	33,362
Securities, at estimated fair value	151,134	158,086
Commercial mortgage loans, held for investment	185,516	161,099
Subordinate loans, held for investment	484,979	497,484
Interest receivable	6,220	6,022
Deferred financing costs, net	5,135	628
Other assets	550	600
Total Assets	$1,015,611	$907,504
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$166,994	$202,033
Convertible senior notes, net	139,163	—
Accounts payable and accrued expenses	2,289	2,660
Payable to related party	2,565	2,628
Dividends payable	16,688	17,227
Total Liabilities	327,699	224,548
Commitments and Contingencies (see Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and 3,450,000 shares issued and outstanding in 2014 and 2013	35	35
Common stock, $0.01 par value, 450,000,000 shares authorized, 37,125,475 and 36,888,467 shares issued and outstanding in 2014 and 2013, respectively	371	369
Additional paid-in-capital	701,797	697,610
Retained earnings (accumulated deficit)	(13,404)	(14,188)
Accumulated other comprehensive loss	(887)	(870)
Total Stockholders’ Equity	687,912	682,956
Total Liabilities and Stockholders’ Equity	$1,015,611	$907,504

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended March 31,
	2014	2013
Net interest income:
Interest income from securities	$2,419	$3,087
Interest income from commercial mortgage loans	4,011	3,592
Interest income from subordinate loans	14,730	11,454
Interest income from repurchase agreements	—	2
Interest expense	(1,757)	(1,068)
Net interest income	19,403	17,067
Operating expenses:
General and administrative expenses (includes $426 and $883 of equity based compensation in 2014 and 2013, respectively)	(1,442)	(1,895)
Management fees to related party	(2,565)	(2,160)
Total operating expenses	(4,007)	(4,055)
Unrealized gain (loss) on securities	2,184	(1,080)
Loss on derivative instruments (includes $72 of unrealized gains in 2013)	—	—
Net income	17,580	11,932
Preferred dividends	(1,860)	(1,860)
Net income available to common stockholders	$15,720	$10,072
Basic and diluted net income per share of common stock	$0.42	$0.33
Basic weighted average shares of common stock outstanding	37,122,842	30,105,939
Diluted weighted average shares of common stock outstanding	37,341,050	30,480,689
Dividend declared per share of common stock	$0.40	$0.40

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2014	2013
Net income available to common stockholders	$15,720	$10,072
Change in net unrealized gain (loss) on securities available-for-sale	(17)	(158)
Comprehensive income	$15,703	$9,914

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Par	Shares	Par				Total
Balance at January 1, 2014	3,450,000	$35	36,888,467	$369	$697,610	$(14,188)	$(870)	$682,956
Capital decrease related to Equity Incentive Plan	—	—	237,008	2	(421)	—	—	(419)
Issuance of common stock	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	(9)	—	—	(9)
Convertible senior notes	—	—	—	—	4,617	—	—	4,617
Net income	—	—	—	—	—	17,580	—	17,580
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(17)	(17)
Dividends on common stock	—	—	—	—	—	(14,936)	—	(14,936)
Dividends on preferred stock	—	—	—	—	—	(1,860)	—	(1,860)
Balance at March 31, 2014	3,450,000	$35	37,125,475	$371	$701,797	$(13,404)	$(887)	$687,912

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flows provided by operating activities:
Net income	$17,580	$11,932
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(256)	(938)
Amortization of deferred financing costs	190	193
Equity-based compensation	(421)	883
Unrealized (gain) loss on securities	(2,184)	1,080
Unrealized gain on derivative instruments	—	(72)
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(3,125)	(1,401)
Other assets	50	203
Accounts payable and accrued expenses	(363)	(85)
Payable to related party	(63)	123
Net cash provided by operating activities	11,408	11,918
Cash flows used in investing activities:
Fees received from commercial mortgage loans	—	280
Funding of commercial mortgage loans	(24,178)	—
Funding of subordinate loans	—	(91,297)
Principal payments received on securities available-for-sale	7,785	2,544
Principal payments received on securities at estimated fair value	9,080	12,429
Principal payments received on commercial mortgage loans	243	623
Principal payments received on subordinate loans	15,407	52,305
Principal payments received on repurchase agreements	—	6,598
Net cash provided by (used in) investing activities	8,337	(16,518)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	148,804
Payment of offering costs	(117)	(308)
Proceeds from repurchase agreement borrowings	12,000	—
Repayments of repurchase agreement borrowings	(47,039)	(13,214)
Proceeds from issuance of convertible senior notes	143,750	—
Payment of deferred financing costs	(4,627)	(500)
Dividends on common stock	(15,475)	(11,218)
Dividends on preferred stock	(1,860)	(1,860)
Net cash provided by (used in) financing activities	86,632	121,704
Net increase (decrease) in cash and cash equivalents	106,377	117,104
Cash and cash equivalents, beginning of period	20,096	108,619
Cash and cash equivalents, end of period	$126,473	$225,723
Supplemental disclosure of cash flow information:
Interest paid	$1,958	$916
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$16,688	$16,616
Deferred financing costs, not yet paid	$412	$254
Offering costs payable	$—	$395

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands—except share and per share data)
Note 1 – Organization
Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a real estate investment trust (“REIT”) that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, commercial mortgage-backed securities (“CMBS”) and other commercial real estate-related debt investments. These asset classes are referred to as the Company’s target assets.
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included.
The Company currently operates in one business segment.
Recent Accounting Pronouncements
In June 2013, the Financial Accounting Standards Board (the "FASB") issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Earlier application is prohibited. The Accounting Standards Update ("ASU") prohibits REITs from qualifying for investment company accounting under ASC 946, as such, we have determined that we will not meet the definition of an investment company under this ASU.
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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of March 31, 2014 and December 31, 2013:

	Fair Value as of March 31, 2014				Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Available-for-Sale)	$—	$25,477	$—	$25,477	$—	$33,362	$—	$33,362
CMBS (Fair Value Option)	—	151,134	—	151,134	—	158,086	—	158,086
Total	$—	$176,611	$—	$176,611	$—	$191,448	$—	$191,448

Note 4 – Debt Securities
At March 31, 2014, all of the Company's CMBS were pledged to secure borrowings under the Company’s master repurchase agreements with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”) and UBS AG, London Branch ("UBS") (the "UBS Facility"). (See Note 8 for a description of these facilities).
The amortized cost and estimated fair value of the Company’s debt securities at March 31, 2014 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Available-for-Sale)	$25,281	$26,364	$—	$(887)	$25,477
CMBS (Fair Value Option)	146,497	146,810	4,432	(108)	151,134
Total	$171,778	$173,174	$4,432	$(995)	$176,611
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
The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Credit Ratings *	AAA-CCC	AAA-CCC
Coupon	5.8%	5.8%
Yield	5.4%	5.3%
Weighted Average Life	3.1 years	3.1 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.
The percentage vintage, property type and location of the collateral securing the Company’s CMBS investments (excluding the Hilton CMBS) calculated on a weighted average basis as of March 31, 2014 and December 31, 2013 are as follows:

Vintage	March 31, 2014	December 31, 2013
2006	3%	3%
2007	97	97
Total	100%	100%

Property Type	March 31, 2014	December 31, 2013
Office	36.0%	35.5%
Retail	24.0	24.1
Hotel	13.8	13.7
Multifamily	12.1	12.7
Other *	14.1	14.0
Total	100%	100%
 *    No other individual category comprises more than 10% of the total.

Location	March 31, 2014	December 31, 2013
South Atlantic	23.8%	23.4%
Middle Atlantic	23.0	22.8
Pacific	17.0	17.6
East North Central	10.3	—
Other *	25.9	36.2
Total	100%	100%
 *    No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at March 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,242	$31,242	Fixed	151 rooms
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,095	27,095	Fixed	73,419 sq. ft.
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	24,853	24,722	Fixed	263 rooms
Condo Conversion – NY, NY (1)	Dec-12	Jan-15	45,000	45,000	45,002	Floating	119,000 sq. ft.
Condo Conversion – NY, NY (2)	Aug-13	Sept-15	33,000	33,333	33,220	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD (3)	Feb-14	Sept-16	25,000	25,000	24,235	Floating	50 units
Total/Weighted Average			$189,000	$186,523	$185,516	8.83%

(1)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

(3)	This loan includes a six month extension option subject to certain conditions and the payment of a fee.
The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,317	$31,317	Fixed	151 rooms
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,169	27,169	Fixed	73,419 sq. ft.
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	24,947	24,785	Fixed	263 rooms
Condo Conversion – NY, NY (1)	Dec-12	Jan-15	45,000	45,000	44,867	Floating	119,000 sq. ft.
Condo Conversion – NY, NY (2)	Aug-13	Sept-15	33,000	33,167	32,961	Floating	40,000 sq. ft.
Total/Weighted Average			$164,000	$161,600	$161,099	8.82%

(1)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

During March 2013, the Company consented to the transfer of the controlling ownership of the borrower under the Silver Spring, Maryland loan. In conjunction with its consent, the Company received a $280 fee, which will be recognized over the remaining life of the loan.

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at March 31, 2014 and December 31, 2013.

Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following at March 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,849	$8,849	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,632	Fixed
Mixed Use – North Carolina	Jul-12	Jul-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,814	9,814	Fixed
Hotel Portfolio – Various (1)	Nov-12	Nov-15	50,000	48,271	48,277	Floating
Condo Conversion – NY, NY (2)	Dec-12	Jan-15	35,000	35,000	34,878	Floating
Condo Construction – NY, NY (1)	Jan-13	Jul-17	60,000	69,035	68,565	Fixed
Multifamily Conversion – NY, NY (1)	Jan-13	Dec-14	18,000	18,000	17,932	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,696	24,696	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – NY, NY (3)	May-13	Jun-14	44,000	44,000	43,937	Floating
Office Condo - NY, NY	Jul-13	Jul-22	14,000	14,000	13,572	Fixed
Condo Conversion – NY, NY (4)	Aug-13	Sept-15	294	297	1	Floating
Mixed Use - Pittsburgh, PA (1)	Aug-13	Aug-16	22,500	22,500	22,378	Floating
Healthcare Portfolio - Various	Oct-13	Jun-14	47,000	47,000	47,000	Floating
Mixed Use - Florida (2)	Nov-13	Oct-18	50,000	50,000	49,611	Floating
Mixed Use - Various (2)	Dec-13	Dec-18	17,000	17,500	17,312	Fixed
Total/Weighted Average			$480,319	$487,487	$484,979	11.60%

(1)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(2)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(3)	Includes a three-month extension option subject to certain conditions and the payment of an extension fee.

(4)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee. As of March 31, 2014, the Company had $29,106 of unfunded loan commitments related to this loan.
 In January 2014, the Company received a $15,000 principal repayment from a subordinate loan secured by a pledge of the equity interests in the owner of a New York City hotel. The Company realized a 14% IRR on this subordinate loan.

The Company’s subordinate loan portfolio was comprised of the following at December 31, 2013:

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

In February 2013, the Company received principal repayment on two mezzanine loans totaling $50,000 secured by a portfolio of retail shopping centers located throughout the United States. In connection with the repayment, the Company received a yield maintenance payment totaling $2,500. With the yield maintenance payment, the Company realized a 15% internal rate of return ("IRR") on its mezzanine loan investment. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Results of Operations – Investments.”

The Company evaluates its loans for possible impairment on a quarterly basis. See “Note 5 – Commercial Mortgage Loans” for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at March 31, 2014 and December 31, 2013.
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

In January 2013, the repurchase agreement was repaid in full. Upon the repayment, the Company realized a 17% IRR on its investment. For a description of how the IRR is calculated, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Conditions and Results of Operations—Investments.”
Note 8 – Borrowings Under Repurchase Agreements
At March 31, 2014 and December 31, 2013, the Company had borrowings outstanding under the Company’s master repurchase agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “JPMorgan Facility”), the Wells Facility and the UBS Facility.
At March 31, 2014 and December 31, 2013, the Company’s borrowings had the following debt balances, weighted average maturities and interest rates:

	March 31, 2014				December 31, 2013
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$33,092	0.9 years		1.0%	$47,751	0.2 years	*	1.2%	**
UBS Facility borrowings	133,899	4.5 years	*	2.8%	133,899	4.7 years		2.8%	Fixed
JPMorgan Facility borrowings	3	0.8 years		2.7%	20,383	1.1 years		2.7%	L+250
Total borrowings	$166,994	3.8 years		2.4%	$202,033	3.3 years		2.4%
 *Assumes extension options are exercised.
**At December 31, 2013, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 105 basis points. At March 31, 2014, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 80 basis points.

At March 31, 2014, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings	$33,092	$—	$—	$—	$33,092
UBS Facility borrowings *	—	5,004	128,895	—	133,899
JPMorgan Facility borrowings	3		—	—	3
Total	$33,095	$5,004	$128,895	$—	$166,994
*Assumes extension option is exercised.
At March 31, 2014, the Company’s collateralized financings were comprised of borrowings outstanding under the JPMorgan Facility, the UBS Facility and the Wells Facility. The table below summarizes the outstanding balances at March 31, 2014, as well as the maximum and average balances for the three months ended March 31, 2014.

		For the three months ended March 31, 2014
	Balance at March 31, 2014	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$33,092	$47,751	$38,564
UBS Facility borrowings	133,899	133,899	133,899
JPMorgan Facility borrowings	3	32,383	21,277
Total	$166,994
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
In February 2013, the Company, through two of the Company’s subsidiaries, entered into a Second Amended and Restated Master Repurchase Agreement with JPMorgan (the “Amended JPMorgan Master Repurchase Agreement”). The Amended JPMorgan Master Repurchase Agreement extended the maturity date of the JPMorgan Facility to January 31, 2014, with an option to further extend the maturity date for 364 days, subject to the Company’s satisfaction of certain customary conditions. The extension option was exercised during January 2014. The interest rate on the JPMorgan Facility is LIBOR+2.5%. The Company paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and an extension fee of 0.25% for the January 2014 extension. The Company has agreed to provide a full guarantee of the obligations of its borrower subsidiaries under the Amended JPMorgan Master Repurchase Agreement.
In February 2013, the Company amended the Wells Facility to reduce the interest rate as follows: (i) with respect to the outstanding borrowings used to provide financing for the AAA-rated CMBS, the interest rate was reduced to LIBOR+1.05% from LIBOR+1.25%-1.50% (depending on the collateral pledged); and (ii) with respect to the outstanding borrowings used to provide financing for the Hilton CMBS, the interest rate was reduced to LIBOR+1.75% from LIBOR+2.35%. In addition, the maturity date of the Wells Facility with respect to the outstanding borrowings used to provide financing for the AAA-rated CMBS was extended to March 2014 and the Maximum Amount (as defined in the Wells Facility) was reduced to the outstanding balance of $212,343. In February 2014, the maturity date of the Wells Facility was extended to March 2015. In addition, the Company reduced the interest rate to LIBOR plus 80 basis points from LIBOR plus 105 basis points.
The Company was in compliance with the financial covenants under its repurchase agreements at March 31, 2014 and December 31, 2013.
Note 9 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $134,405. The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2019 Notes	$143,750	5.50%	6.25%	55.3649	3/15/2019	4.76 years

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2019 Notes converted.  The if-converted value of the 2019 Notes does not exceed their principal amount at March 31, 2014 since the closing market price of the Company’s common stock of $16.63 per share does not exceed the implicit conversion prices of $18.06 for the 2019 Notes .

 GAAP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates of 6.25%.  As a result, the Company attributed approximately $4,617 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes have been reflected within additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2014. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $307 for the three months ended March 31, 2014.  With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $61 for the three months ended March 31, 2014.
As of March 31, 2014 potential shares of common stock contingently issuable upon the conversion of the 2019 Notes were excluded from the calculation of diluted income per share because we expect to settle the obligation in cash.
Note 10 – Derivative Instruments
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
All of the Company's derivative instruments matured during the third quarter of 2013. The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three months ended March 31, 2014 and 2013.

		Three months ended March 31,
	Location of Loss Recognized in Income	2014	2013
Interest rate swaps	Loss on derivative instruments – realized *	$—	$(72)
Interest rate swaps	Gain on derivative instruments – unrealized	—	72
Interest rate caps	Loss on derivative instruments - unrealized	—	—
Total		$—	$—

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

Note 11 – Related Party Transactions
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
For the three months ended March 31, 2014 and 2013, respectively, the Company incurred approximately $2,565 and $2,160 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three months ended March 31, 2014 and 2013, respectively, the Company recorded expenses totaling $107 and $226 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.

Included in payable to related party on the consolidated balance sheet at March 31, 2014 and December 31, 2013, respectively is approximately $2,565 and $2,628 for base management fees incurred but not yet paid.
Note 12 – Share-Based Payments
On September 23, 2009, the Company’s board of directors approved the Apollo Commercial Real Estate Finance, Inc., 2009 Equity Incentive Plan (the “LTIP”). The LTIP provides for grants of restricted common stock, restricted stock units ("RSUs") and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of the Company’s board of directors (the “Compensation Committee”) and all grants under the LTIP must be approved by the Compensation Committee.
The Company recognized stock-based compensation expense of $426 and $883 for the three months ended March 31, 2014 and 2013, respectively, related to restricted stock and RSU vesting. The following table summarizes the grants, exchanges and forfeitures of restricted common stock and RSUs during the three months ended March 31, 2014:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at December 31, 2013		208,416	503,750

Canceled upon delivery	January 2014	—	(288,750)	n/a	n/a	n/a

Outstanding at March 31, 2014		208,416	215,000

Below is a summary of expected restricted common stock and RSU vesting dates as of March 31, 2014.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
April 2014	2,925	417	3,342
July 2014	2,157	—	2,157
July 2014	500	—	500
October 2014	2,153	—	2,153
December 2014	6,668	63,332	70,000
January 2015	2,160	—	2,160
March 2015	—	6,667	6,667
April 2015	2,161	—	2,161
July 2015	1,361	—	1,361
July 2015	500	—	500
October 2015	1,361	—	1,361
December 2015	6,668	63,341	70,009
January 2016	1,360	—	1,360
April 2016	1,361	—	1,361
July 2016	417	—	417
October 2016	416	—	416
	32,168	133,757	165,925

At March 31, 2014, the Company had unrecognized compensation expense of approximately $482 and $2,135, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the three months ended March 31, 2014, the Company delivered 237,008 shares of common stock for 288,750 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the

Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the consolidated statement of changes in stockholders' equity. The adjustment was $847 for three months ended March 31, 2014, and is included as a component of the capital decrease related to the Company's equity incentive plan in the consolidated statement of changes in stockholders’ equity.
Note 13 – Stockholders’ Equity
Dividends. For 2014, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 26, 2014	March 31, 2014	April 15, 2014	$0.40
For 2014, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 17, 2014	March 31, 2014	April 15, 2014	$0.5391

Note 14 – Commitments and Contingencies

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
Loan Commitments. As described in Note 6, at March 31, 2014 and December 31, 2013, respectively, the Company had $29,106 and $29,106 of unfunded loan commitments related to the condominium conversion loan that closed in August 2013.
Note 15 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$126,473	$126,473	$20,096	$20,096
Restricted cash	30,127	30,127	30,127	30,127
Commercial first mortgage loans	185,516	188,708	161,099	164,405
Subordinate loans	484,979	490,564	497,484	503,267
Borrowings under repurchase agreements	(166,994)	(165,223)	(202,033)	(202,148)
Convertible senior notes, net	(139,163)	(146,050)	—	—
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
Note 16 – Net Income per Share
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
The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Numerator:
Net income	$17,580	$11,932
Preferred dividends	(1,860)	(1,860)
Net income available to common stockholders	15,720	10,072
Dividends declared on common stock	(14,850)	(14,748)
Dividends on participating securities	(86)	(195)
Net income (loss) attributable to common stockholders	$784	$(4,871)
Denominator:
Basic weighted average shares of common stock outstanding	37,122,842	30,105,939
Diluted weighted average shares of common stock outstanding	37,341,050	30,480,689
Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$0.40	$0.49
Undistributed income (loss)	$0.02	$(0.16)
Basic and diluted net income per share of common stock	$0.42	$0.33

Note 17 – Subsequent Events
Dividends. On April 29, 2014, the Company declared a dividend of $0.40 per share of common stock, which is payable on July 15, 2014 to common stockholders of record on June 30, 2014.
Investment Activity. During April 2014, the Company closed a $210,000 fixed-rate, five-year first mortgage loan secured by a portfolio of 229 single-family and condominium homes located across North and Central America, the Caribbean and England. Simultaneous with closing, the Company syndicated $104,000 of the first mortgage to other funds managed by affiliates of Apollo Global Management, LLC and retained $106,000. The first mortgage loan has an appraised loan-to-value of approximately 49% and was underwritten to generate an IRR of approximately 8.2% on an unlevered basis. The Company anticipates financing the loan and on a levered basis, the loan was underwritten to generate an IRR of approximately 15%.
During April 2014, the Company closed a $53,954 (£32,100) fixed rate, nine-month mezzanine loan in connection with the purchase of an existing commercial building that is expected to be re-developed into a 173,000 salable square foot residential condominium in Central London. The mezzanine loan is part of a $126,060 (£75,000) pre-development loan comprised of a $72,106 (£42,900) first mortgage and the Company's $53,954 (£32,100) mezzanine loan. The Company will have the option, but not the obligation, to participate in the development financing. The Company’s loan basis represents a 78% appraised loan-to-value and the mezzanine loan has been underwritten to generate an IRR of approximately 12%.
During the second quarter of 2014, the Company deployed $24,676 of equity to acquire legacy CMBS originally rated AAA with an aggregate purchase price of $123,378. The Company financed the CMBS utilizing $98,702 of borrowings under a new $100 million term repurchase facility. The CMBS have a weighted average life of 3.2 years and have been underwritten to generate an IRR of 17%.

Repurchase agreements. During April 2014, the Company through an indirect wholly-owned subsidiary entered into a master repurchase agreement (the "DB Facility") with Deutsche Bank AG ("DB") pursuant to which the Company may borrow up to $100,000 in order to finance the acquisition of CMBS. The DB Facility has a term of four years, subject to certain restrictions. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month US Dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged. The Company borrows an amount equal to the product of the estimated fair value of the collateral pledged divided by a margin ratio ranging from 125.00% to 181.82% depending on the collateral pledged
Additionally, beginning on August 1, 2014 and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The DB Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
On April 25, 2014, the Company, through two subsidiaries, entered into a letter agreement to temporarily waive, for a period of up to 30 days, compliance with the minimum liquidity covenant under the JPMorgan Facility that requires the Company to maintain minimum liquidity of the greater of 10% of total consolidated recourse indebtedness and $12,500. The waiver was granted in connection with the Company's proposed funding of certain assets, to provide the parties additional time to modify the JPMorgan Facility and may be revoked by JPMorgan at any time. There can be no assurance of when or if the Company will be able to accomplish such modification, or on what terms such modification, if any, would be.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a REIT for U.S. federal income tax purposes; the Company’s ability to remain excluded from registration under the Investment Company Act of 1940, as amended; the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s understanding of its competition; and the closing of the Company's investment in KBCD.
The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. See “Item 1A - Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The Company is a REIT that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, CMBS and other commercial real estate-related debt investments. These asset classes are referred to as the Company’s target assets.
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $161.2 billion as of December 31, 2013.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. The Company benefits from Apollo’s global infrastructure and operating platform, through which the Company is able to source, evaluate and manage potential investments in the Company’s target assets.
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
During and immediately following the financial crisis, due to the prevalence of lenders granting extensions across the commercial mortgage loan industry, the demand for new capital to refinance maturing commercial mortgage debt was somewhat tempered.  This trend has abated to a certain extent in more recent periods as many borrowers have refinanced legacy loans and pursued new acquisitions. While the frequency of extensions and modifications had a meaningful impact on the timing of loan maturities, the Company believes the next phase will involve rising volumes of commercial mortgage lending activity which should allow lenders to capitalize on the impending maturity wall. Additionally, as the European senior lending market continues to expand and strengthen, we expect to see an increase in the number and availability of target opportunities.
With the continued tapering of its bond purchases, the Federal Reserve has demonstrated a desire to slowly reduce the amount of stimulus in the economy. While the Federal Reserve has decreased the pace of its bond purchases, the low interest rate environment is expected to persist, remain attractive to borrowers and is projected to continue to drive significant refinancing activity across all property types during 2014.
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
Critical Accounting Policies
A summary of the Company’s accounting policies is set forth in its Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.”

Financial Condition and Results of Operations
(in thousands—except share and per share data)
Investments
The following table sets forth certain information regarding the Company’s investments at March 31, 2014:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years) (1)	Equity at cost (2)	Current Weighted Average Underwritten IRR (3)	Levered Weighted Average Underwritten IRR (4)
First mortgages	$186,523	$185,516	10.1%	1.9	$3	2.7%	0.8	$185,513	11.1%	18.8%
Subordinate loans	487,487	484,979	12.4	3.7	—	—	—	484,979	13.1	13.1
CMBS	171,778	173,174	5.4	3.1	166,991	2.4	3.8	36,310	13.9	13.9
Total/Weighted Average	$845,788	$843,669	10.4%	3.2	$166,994	2.4%	3.8	$706,802	12.6%	14.1%

(1)	Assumes extension options are exercised. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Company's repurchase agreements.

(2)	Includes $30,127 of restricted cash related to the UBS Facility.

(3)
The IRR for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings under the Wells Facility remains constant over the remaining terms and extension terms under this facility. With respect to certain loans, the IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Item 1A—Risk Factors—The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table or elsewhere in this quarterly report over time.

(4)
Substantially all of the Company’s borrowings under the JPMorgan Facility have been repaid as of March 31, 2014. The Company’s ability to achieve its underwritten levered weighted average IRR with regard to its portfolio of first mortgage loans is additionally dependent upon the Company reborrowing approximately $88,000 under the JPMorgan Facility or any replacement facility. Without such reborrowing, the levered weighted average underwritten IRRs will be as indicated in the current weighted average underwritten IRR column above.

Investment Activity
Investment activity. In February 2014, the Company provided a $80,000, floating rate first mortgage loan ($25,000 of which was funded at closing) for the development of a 50-unit luxury residential condominium in Montgomery County, Maryland. The Company’s loan is expected to fund the first phase of a two-phase development and has a 30-month term with a 6-month extension option. On a fully funded basis, the Company expects that the first mortgage loan will represent an underwritten loan-to-net sellout of approximately 68% and has been underwritten to generate a 15% IRR. See “—Investments” below for a discussion of IRR.

Net Income Available to Common Stockholders
For the three months ended March 31, 2014 and 2013, respectively, the Company’s net income available to common stockholders was $15,720, or $0.42 per share, and $10,072, or $0.33 per share.

Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013	Change (amount)	Change (%)
Interest income from:
Securities	$2,419	$3,087	$(668)	(21.6)%
Commercial mortgage loans	4,011	3,592	419	11.7%
Subordinate loans	14,730	11,454	3,276	28.6%
Repurchase agreements	—	2	(2)	(100.0)%
Interest expense	(1,757)	(1,068)	(689)	64.5%
Net interest income	$19,403	$17,067	$2,336	13.7%
Net interest income for the three months ended March 31, 2014 increased $2,336, or 13.7%, from the same period in 2013. The increase was primarily the result of additional interest income from commercial mortgage loans and subordinate loans as well as the decline in interest expense. This increase was partially offset by a decline in interest income from securities.

The decline in interest income related to securities for the three months ended March 31, 2014 of $668, or 21.6%, from the same period in 2013 is attributable to the repayment of some of these securities as they near maturity. This decline was partially offset by the purchase of additional CMBS during the fourth quarter of 2013.
The increase in interest income related to commercial mortgage loans for the three months ended March 31, 2014 of $419, or 11.7%, from the same period in 2013, is primarily attributable to the funding of $32,643 of commercial mortgage loans net of repayments of $18,117 during 2013.
The increase in interest income related to subordinate loans for the three months ended March 31, 2014 of $3,276, or 28.6%, from the same period in 2013 is primarily attributable to the funding of $361,035 of subordinate loans net of repayments of $118,771 during 2013. The increase in interest income was offset by a one-time $2,500 prepayment penalty received upon the repayment of two mezzanine loans in February 2013.
The decrease in interest related to repurchase agreements for the three months ended March 31, 2014 of $2, or 100.0%, from the same period in 2013 is attributable to the final repayment of the repurchase facility in January 2013.
Interest expense for the three months ended March 31, 2014 increased $689, or 64.5%, from the same period in 2013. In addition to the Company's issuance of the 2019 Notes in March 2014, the increase is primarily due to the increase in the weighted average cost of funds of 1.4% at March 31, 2013 to 2.4% at March 31, 2014 related to the borrowings under repurchase agreements. The cost of funds related to the Company's borrowings under repurchase agreements increased with the addition of the Company's fixed-rate borrowings under the UBS Facility during the fourth quarter of 2013. This increase was partially offset by the decline in the average balance of the Company’s borrowings under repurchase agreements from $216,950 for the three months ended March 31, 2013 to $193,740 for the three months ended March 31, 2014.
Operating Expenses
The following table sets forth the Company’s operating expenses for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013	Change (amount)	Change (%)
General and administrative expense	$1,016	$1,012	$4	0.4%
Stock-based compensation expense	426	883	(457)	(51.8)%
Management fee expense	2,565	2,160	405	18.8%
Total operating expense	$4,007	$4,055	$(48)	(1.2)%

General and administrative expense for the three months ended March 31, 2014 increased $4, or 0.4%, from the same period in 2013. Stock-based compensation expense for the three months ended March 31, 2014 decreased $457, or 51.8%, from the same period in 2013. The decrease is primarily attributable to final vesting of 288,750 RSUs on January 1, 2014. Share-based payments are discussed further in the accompanying consolidated financial statements, “Note 12—Share-Based Payments.”
Management fee expense for the three months ended March 31, 2014 increased $405, or 18.8%, from the same period in 2013. The increase is primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering completed in March 2013. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements, “Note 11—Related Party Transactions.”
Realized and unrealized gain/loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the three months ended March 31, 2014 and 2013:

		Three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2014	2013
Securities	Unrealized gain (loss) on securities	2,184	(1,080)
Interest rate swaps	Loss on derivative instruments – realized *	—	(72)
Interest rate swaps	Gain on derivative instruments – unrealized	—	72
Total		$2,184	$(1,080)

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.
In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings prior to 2013, the Company entered into interest rate swaps and caps which to economically hedge a portion of its floating-rate borrowings. During 2013, the all of the Company's derivative instruments matured and borrowings added in 2013 and 2014 have been primarily fixed rated.
The Company elected not to pursue hedge accounting for its derivative instruments and recorded the change in estimated fair value related to these interest rate agreements in earnings. The Company also elected to record the change in estimated fair value related to certain CMBS securing the Wells Facility in earnings by electing the fair value option. These elections allow the Company to align the change in the estimated fair value of the Wells Facility collateral and related interest rate derivatives without having to apply complex hedge accounting provisions.
For the three months ended March 31, 2014 and 2013, respectively, the Company recognized an unrealized gain (loss) on securities of $2,184 and $(1,080). These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
Dividends
Dividends. For 2014, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 26, 2014	March 31, 2014	April 15, 2014	$0.40

For 2014, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 17, 2014	March 31, 2014	April 15, 2014	$0.5391
Subsequent Events
Dividends. On April 29, 2014, the Company declared a dividend of $0.40 per share of common stock, which is payable on July 15, 2014 to common stockholders of record on June 30, 2014.
Investment Activity. During April 2014, the Company closed a $210,000 fixed-rate, five-year first mortgage loan secured by a portfolio of 229 single-family and condominium homes located across North and Central America, the Caribbean and England. Simultaneous with closing, the Company syndicated $104,000 of the first mortgage to other funds managed by affiliates of Apollo Global Management, LLC and retained $106,000. The first mortgage loan has an appraised loan-to-value of approximately 49% and was underwritten to generate an IRR of approximately 8.2% on an unlevered basis. The Company anticipates financing the loan and on a levered basis, the loan was underwritten to generate an IRR of approximately 15%.
During April 2014, the Company closed a $53,954 (£32,100) fixed rate, nine-month mezzanine loan in connection with the purchase of an existing commercial building that is expected to be re-developed into a 173,000 salable square foot residential condominium in Central London. The mezzanine loan is part of a $126,060 (£75,000) pre-development loan comprised of a $72,106 (£42,900) first mortgage and the Company's $53,954 (£32,100) mezzanine loan. The Company will have the option, but not the obligation, to participate in the development financing. The Company’s loan basis represents a 78% appraised loan-to-value and the mezzanine loan has been underwritten to generate an IRR of approximately 12%.
During the second quarter of 2014, the Company deployed $24,676 of equity to acquire legacy CMBS originally rated AAA with an aggregate purchase price of $123,378. The Company financed the CMBS utilizing $98,702 of borrowings under a new $100 million term repurchase facility. The CMBS have a weighted average life of 3.2 years and have been underwritten to generate an IRR of 17%.
Repurchase agreements. During April 2014, the Company through an indirect wholly-owned subsidiary entered into the DB Facility with DB pursuant to which the Company may borrow up to $100,000 in order to finance the acquisition of CMBS. The DB Facility has a term of four years, subject to certain restrictions. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month US Dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged. The Company borrows an amount equal to the product of the estimated fair value of the collateral pledged divided by a margin ratio ranging from 125.00% to 181.82% depending on the collateral pledged
Additionally, beginning on August 1, 2014 and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The DB Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
On April 25, 2014, the Company, through two subsidiaries, entered into a letter agreement to temporarily waive, for a period of up to 30 days, compliance with the minimum liquidity covenant under the JPMorgan Facility that requires the Company to maintain minimum liquidity of the greater of 10% of total consolidated recourse indebtedness and $12,500. The waiver was granted in connection with the Company's proposed funding of certain assets, to provide the parties additional time to modify the JPMorgan Facility and may be revoked by JPMorgan at any time. There can be no assurance of when or if the Company will be able to accomplish such modification, or on what terms such modification, if any, would be.
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

Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at March 31, 2014. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Per the terms of the original agreement, amounts borrowed under the JPMorgan Facility bore interest at a spread of 3.00% over one-month LIBOR with no floor. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR+2.50%. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. In February 2013, the Company, through two of the Company’s subsidiaries, entered into the Amended Master Repurchase Agreement with JPMorgan. The Amended Master Repurchase Agreement extended the maturity date of the JPMorgan Facility to January 31, 2014, with an option to further extend the maturity date for 364 days, subject to the Company’s satisfaction of certain customary conditions. The extension option was exercised during January 2014. Pricing on the JPMorgan Facility will remain at LIBOR+2.5%. The Company paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and an extension fee of 0.25% for the January 2014 extension. The Company has agreed to provide a full guarantee of the obligations of its borrower subsidiaries under the Amended Master Repurchase Agreement. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations that would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). Additionally, beginning on the 91st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. Subsequent to September 30, 2010, the non-use fee was waived by the lender. As of March 31, 2014, the Company had $3 of borrowings outstanding under the JPMorgan Facility. The Company anticipates reborrowing under the JPMorgan Facility as additional capital is deployed. The Company’s ability to achieve its underwritten levered weighted average IRRs discussed above under “ -Financial Condition and Results of Operations-Investments,” depends upon the Company reborrowing approximately $89,000 under the JPMorgan Facility or any replacement facility.
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
At March 31, 2014, the Company had $33,092 of borrowings outstanding under the Wells Facility secured by CMBS held by the Company.
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
As of March 31, 2014, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019, for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $134,405.

Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of the $126,473 of cash available at March 31, 2014, principal and interest payments the Company receives on its portfolio of assets, as well as available borrowings under its repurchase agreements. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At March 31, 2014, substantially all of the $100,000 of borrowing capacity under the JPMorgan Facility was available; however, the Company would need to acquire additional commercial first mortgage loans or AAA-rated CMBS in order to utilize all of that capacity. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities.
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
To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended, the Company must distribute annually at least 90% of its taxable income. These distribution requirements limit the Company’s ability to retain earnings and thereby replenish or increase capital for operations.
Leverage policies
The Company uses leverage for the sole purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. In addition to its repurchase agreements, in the future the Company may access additional sources of borrowings. The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; however, the Company is limited by certain financial covenants under its repurchase agreements. Consistent with the Company’s strategy of keeping leverage within a conservative range, the Company expects that its total borrowings on loans will be in an amount that is approximately 35% of the value of its total loan portfolio.
Investment Guidelines
During April 2013, based on the Manager's recommendation, the Company's Board of Directors amended the Company's investment guidelines by removing certain limitations related to non-U.S. assets, undeveloped land, construction loans and for-sale residential real-estate loans. The Company's board of directors has adopted the following investment guidelines:

•	no investment will be made that would cause the Company to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment will be made that would cause the Company to register as an investment company under the 1940 Act;

•	investments will be predominantly in the Company’s target assets;

•	no more than 20% of the Company’s cash equity (on a consolidated basis) will be invested in any single investment at the time of the investment;

•
until appropriate investments can be identified, the Manager may invest the proceeds of any offering in interest bearing, short-term investments, including money market accounts and/or funds, that are consistent with the Company’s intention to qualify as a REIT.

Contractual obligations and commitments
The Company’s contractual obligations including expected interest payments as of March 31, 2014 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings *	$33,344	$—	$—	$—	$33,344
UBS Facility borrowings **	4,740	62,409	79,503	—	146,652
JPMorgan Facility borrowings*	3	—	—	—	3
Total	$38,087	$62,409	$79,503	$—	$179,999

*	Assumes current LIBOR of 0.16% for interest payments due under the JPMorgan Facility and Wells Facility.
**    Assumes extension options are exercised.

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
Loan Commitments. At March 31, 2014 and December 31, 2013, respectively, the Company had $28,390 and $29,106 of unfunded loan commitments related to the condominium conversion loan that closed in August 2013.
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
The Company has 3,450,000 shares of Series A Preferred Stock outstanding, which entitles holders to receive dividends at an annual rate of 8.625% of the liquidation preference of $25.00 per share, or $2.16 per share per annum. The dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Series A Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. After August 1, 2017, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
Non-GAAP Financial Measures
Operating Earnings
For the three months ended March 31, 2014 and 2013, respectively, the Company’s Operating Earnings were $13,991, or $0.37 per share, and $11,963, or $0.39 per share. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income and (iii) the non-cash amortization expense related to the reclassification of a portion of the senior convertible notes to stockholders’ equity in accordance with GAAP.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended March 31,
	2014	2013
Net income available to common stockholders	$15,720	$10,072
Adjustments:
Unrealized (gain) loss on securities	(2,184)	1,080
Unrealized (gain) loss on derivative instruments	—	(72)
Equity-based compensation expense	426	883
Amortization of the 2019 Notes related to equity reclassification	29	—
Total adjustments:	(1,729)	1,891
Operating Earnings	$13,991	$11,963
Basic and diluted Operating Earnings per share of common stock	$0.37	$0.39
Basic weighted average shares of common stock outstanding	37,122,842	30,105,939
Diluted weighted average shares of common stock outstanding	37,341,050	30,480,689

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
At March 31, 2014, all of the Company’s borrowings outstanding under the Wells Facility and the JPM Facility were floating-rate borrowings. At March 31, 2013, the Company also had floating rate loans with a face amount of $244,401, resulting in net variable rate exposure of $211,306. A 50 basis point increase in LIBOR would increase the net interest income related to the $211,306 in variable rate exposure by $264. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended March 31, 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2014, the Company was not involved in any material legal proceedings.
ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the Company’s risk factors during the three months ended March 31, 2014.
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

4.3
Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 21, 2014.

4.4
First Supplemental Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 5.50% Convertible Senior Note due 2019), incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 21, 2014.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

April 29, 2014

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

4.3
Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 21, 2014.

4.4
First Supplemental Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 5.50% Convertible Senior Note due 2019), incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 21, 2014.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.