Form 10-Q
period 2014-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2014-07-30
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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
As of July 30, 2014, there were 46,848,675 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	June 30, 2014	December 31, 2013
Assets:
Cash	$63,335	$20,096
Restricted cash	30,127	30,127
Securities available-for-sale, at estimated fair value	23,281	33,362
Securities, at estimated fair value	324,724	158,086
Commercial mortgage loans, held for investment	343,810	161,099
Subordinate loans, held for investment	748,227	497,484
Interest receivable	15,183	6,022
Deferred financing costs, net	5,088	628
Other assets	975	600
Total Assets	$1,554,750	$907,504
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$446,224	$202,033
Convertible senior notes, net	139,362	—
Participations sold	89,182	—
Derivative instrument	1,093	—
Accounts payable and accrued expenses	5,260	2,660
Payable to related party	2,966	2,628
Dividends payable	20,665	17,227
Total Liabilities	704,752	224,548
Commitments and Contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference)	35	35
Common stock, $0.01 par value, 450,000,000 shares authorized, 46,848,675 and 36,888,467 shares issued and outstanding, respectively	468	369
Additional paid-in-capital	860,421	697,610
Retained earnings (accumulated deficit)	(10,132)	(14,188)
Accumulated other comprehensive loss	(794)	(870)
Total Stockholders’ Equity	849,998	682,956
Total Liabilities and Stockholders’ Equity	$1,554,750	$907,504

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net interest income:
Interest income from securities	$4,366	$3,014	$6,785	$6,101
Interest income from commercial mortgage loans	6,438	3,676	10,449	7,268
Interest income from subordinate loans	18,238	11,498	32,968	22,953
Interest income from repurchase agreements	—	—	—	2
Interest expense	(5,258)	(955)	(7,015)	(2,024)
Net interest income	23,784	17,233	43,187	34,300
Operating expenses:
General and administrative expenses (includes $362 and $788 of equity based compensation in 2014 and $428 and $1,311 in 2013, respectively)	(1,479)	(1,437)	(2,921)	(3,333)
Management fees to related party	(2,966)	(2,600)	(5,531)	(4,759)
Total operating expenses	(4,445)	(4,037)	(8,452)	(8,092)
Interest income from cash balances	4	16	4	16
Unrealized gain (loss) on securities	4,749	(1,421)	6,934	(2,500)
Foreign currency gain	959	—	959	—
Loss on derivative instruments (includes $1,093 and $1,093 of unrealized losses in 2014 and $57 and $130 of unrealized gains in 2013, respectively)	(1,093)	(2)	(1,093)	(3)
Net income	23,958	11,789	41,539	23,721
Preferred dividends	(1,860)	(1,860)	(3,720)	(3,720)
Net income available to common stockholders	$22,098	$9,929	$37,819	$20,001
Basic and diluted net income per share of common stock	$0.51	$0.27	$0.94	$0.59
Basic weighted average shares of common stock outstanding	42,888,747	36,880,410	40,021,722	33,511,889
Diluted weighted average shares of common stock outstanding	43,099,354	37,373,885	40,236,109	33,946,329
Dividend declared per share of common stock	$0.40	$0.40	$0.80	$0.80

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$22,098	$9,929	$37,819	$20,001
Change in net unrealized gain (loss) on securities available-for-sale	93	(474)	76	(632)
Comprehensive income	$22,191	$9,455	$37,895	$19,369

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Par	Shares	Par				Total
Balance at January 1, 2014	3,450,000	$35	36,888,467	$369	$697,610	$(14,188)	$(870)	$682,956
Capital decrease related to Equity Incentive Plan	—	—	240,277	2	(90)	—	—	(88)
Issuance of restricted common stock	—	—	13,931	*	—	—	—	—
Issuance of common stock	—	—	9,706,000	97	158,596	—	—	158,693
Offering costs	—	—	—	—	(312)	—	—	(312)
Convertible senior notes	—	—	—	—	4,617	—	—	4,617
Net income	—	—	—	—	—	41,539	—	41,539
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	76	76
Dividends on common stock	—	—	—	—	—	(33,763)	—	(33,763)
Dividends on preferred stock	—	—	—	—	—	(3,720)	—	(3,720)
Balance at June 30, 2014	3,450,000	$35	46,848,675	$468	$860,421	$(10,132)	$(794)	$849,998

* Rounds to zero.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flows provided by operating activities:
Net income	$41,539	$23,721
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(1,285)	(1,995)
Amortization of deferred financing costs	662	415
Equity-based compensation	(88)	1,311
Unrealized (gain) loss on securities	(6,934)	2,500
Foreign currency gain	(959)	—
Unrealized gain on derivative instruments	1,093	(130)
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(10,459)	(3,474)
Other assets	416	203
Accounts payable and accrued expenses	2,809	110
Payable to related party	338	563
Net cash provided by operating activities	27,132	23,224
Cash flows used in investing activities:
Fees received from commercial mortgage loans	—	280
Funding of securities at estimated fair value	(173,969)	—
Funding of commercial mortgage loans	(181,590)	—
Funding of subordinate loans	(318,922)	(174,190)
Funding of other assets	(1,256)	—
Principal payments received on securities available-for-sale	9,969	13,267
Principal payments received on securities at estimated fair value	14,009	25,415
Principal payments received on commercial mortgage loans	452	813
Principal payments received on subordinate loans	71,434	68,779
Principal payments received on other assets	21	—
Principal payments received on repurchase agreements	—	6,598
Net cash used in investing activities	(579,852)	(59,038)
Cash flows from financing activities:
Proceeds from issuance of common stock	158,693	148,804
Payment of offering costs	(208)	(776)
Proceeds from repurchase agreement borrowings	297,665	—
Repayments of repurchase agreement borrowings	(53,475)	(33,846)
Proceeds from issuance of convertible senior notes	143,750	—
Participations sold	89,012	—
Payment of deferred financing costs	(5,433)	(505)
Dividends on common stock	(30,325)	(25,965)
Dividends on preferred stock	(3,720)	(3,720)
Net cash provided by financing activities	595,959	83,992
Net increase in cash and cash equivalents	43,239	48,178
Cash and cash equivalents, beginning of period	20,096	108,619
Cash and cash equivalents, end of period	$63,335	$156,797
Supplemental disclosure of cash flow information:
Interest paid	$2,998	$916
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$20,665	$16,821
Deferred financing costs, not yet paid	$—	$250
Offering costs payable	$212	$47

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
Significant Accounting Policies
Foreign Currency. The Company may enter into transactions not denominated in United States, or U.S., dollars. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in the Company's consolidated statements of operations. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Participations Sold. Participations sold represent interests in certain loans that the Company originated and subsequently sold. In certain instances, the Company presents these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on the Company's consolidated balance sheets, and an equivalent amount of interest income and interest expense is recorded on the Company's consolidated statements of operations.
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
In June 2014, the FASB issued guidance which amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings, and requires additional disclosure about certain transactions by the transferor. The guidance is effective for certain transactions that qualify for sales treatment for the first interim or annual period beginning after December 15, 2014. The new disclosure requirements for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that qualify for secured borrowing treatment is effective for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2014. The Company currently records repurchase arrangements as secured borrowings and does not anticipate this guidance will have an impact on the Company's consolidated financial statements.
In May 2014, the FASB issued guidance which broadly amends the accounting guidance for revenue recognition. This guidance is effective for the first interim or annual period beginning after December 15, 2016, and is to be applied prospectively.  The Company does not anticipate that the adoption of this guidance will have a material impact on the Company's consolidated financial statements.
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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of June 30, 2014 and December 31, 2013:

	Fair Value as of June 30, 2014				Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Available-for-Sale)	$—	$23,281	$—	$23,281	$—	$33,362	$—	$33,362
CMBS (Fair Value Option)	—	324,724	—	324,724	—	158,086	—	158,086
Total	$—	$348,005	$—	$348,005	$—	$191,448	$—	$191,448

Note 4 – Debt Securities
At June 30, 2014, all of the Company's CMBS were pledged to secure borrowings under the Company’s master repurchase agreements with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”), UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). (See Note 8 for a description of these facilities).
The amortized cost and estimated fair value of the Company’s debt securities at June 30, 2014 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Available-for-Sale)	$23,097	$24,074	$—	$(793)	$23,281
CMBS (Fair Value Option)	320,499	315,650	9,143	(69)	324,724
Total	$343,596	$339,724	$9,143	$(862)	$348,005
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
The overall statistics for the Company’s CMBS investments calculated on a weighted average basis assuming no early prepayments or defaults as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Credit Ratings *	AAA - CC	AAA - CCC
Coupon	5.8%	5.8%
Yield	6.3%	5.3%
Weighted Average Life	2.8 years	3.1 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.

The percentage vintage, property type and location of the collateral securing the Company’s CMBS investments calculated on a weighted average basis as of June 30, 2014 and December 31, 2013 are as follows:

Vintage	June 30, 2014	December 31, 2013
2005	13%	—%
2006	15	3
2007	71	97
2008	1	—
Total	100%	100%

Property Type	June 30, 2014	December 31, 2013
Office	36.6%	35.5%
Retail	24.3	24.1
Hotel	14.2	13.7
Multifamily	11.4	12.7
Other *	13.5	14.0
Total	100%	100%
 *    No other individual category comprises more than 10% of the total.

Location	June 30, 2014	December 31, 2013
South Atlantic	24.0%	23.4%
Middle Atlantic	20.3	22.8
Pacific	17.7	17.6
East North Central	11.0	—
Other *	27.0	36.2
Total	100%	100%
 *    No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at June 30, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,179	$31,179	Fixed	151 rooms
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,032	27,032	Fixed	73,419 sq. ft.
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	24,770	24,670	Fixed	263 rooms
Condo Conversion – NY, NY (1)	Dec-12	Jan-15	45,000	45,000	45,142	Floating	119,000 sq. ft.
Condo Conversion – NY, NY (2)	Aug-13	Sept-15	33,000	33,504	33,442	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD (3)	Feb-14	Sept-16	25,000	25,000	24,320	Floating	50 units
Vacation Home Portfolio - Various	Apr-14	Apr-19	106,000	106,000	104,953	Fixed	229 properties
Hotel - Philadelphia, PA (1)	May-14	May-17	34,000	34,000	33,698	Floating	301 rooms
Condo Construction - Bethesda, MD (4)	Jun-14	Dec-16	20,000	20,000	19,374	Floating	40 units
Total/Weighted Average			$349,000	$346,485	$343,810	8.64%

(1)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

(3)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. As of June 30, 2014, the Company had $55,000 of unfunded loan commitments related to this loan.

(4)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. As of June 30, 2014, the Company had $45,100 of unfunded loan commitments related to this loan.
The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,317	$31,317	Fixed	151 rooms
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	27,169	27,169	Fixed	73,419 sq. ft.
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	24,947	24,785	Fixed	263 rooms
Condo Conversion – NY, NY (1)	Dec-12	Jan-15	45,000	45,000	44,867	Floating	119,000 sq. ft.
Condo Conversion – NY, NY (2)	Aug-13	Sept-15	33,000	33,167	32,961	Floating	40,000 sq. ft.
Total/Weighted Average			$164,000	$161,600	$161,099	8.82%

(1)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at June 30, 2014 and December 31, 2013.

Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following at June 30, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,839	$8,839	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,660	Fixed
Mixed Use – North Carolina	Jul-12	Jul-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,781	9,781	Fixed
Hotel Portfolio – Various (1)	Nov-12	Nov-15	50,000	47,717	47,767	Floating
Condo Conversion – NY, NY (2)	Dec-12	Jan-15	35,000	35,000	35,026	Floating
Condo Construction – NY, NY (1)	Jan-13	Jul-17	60,000	71,399	70,969	Fixed
Multifamily Conversion – NY, NY (1)	Jan-13	Dec-14	18,000	14,608	14,592	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,628	24,628	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – NY, NY (3)	May-13	Sept-14	44,000	44,000	43,917	Floating
Office Condo - NY, NY	Jul-13	Jul-22	14,000	14,000	13,579	Fixed
Condo Conversion – NY, NY (4)	Aug-13	Sept-15	29,400	29,451	29,240	Floating
Mixed Use - Pittsburgh, PA (1)	Aug-13	Aug-16	22,500	22,500	22,411	Floating
Mixed Use - Florida (2)	Nov-13	Oct-18	50,000	44,910	44,581	Floating
Mixed Use - Various (2)	Dec-13	Dec-18	17,000	18,134	17,945	Fixed
Mixed Use - London, England	Apr-14	Jan-15	54,926	54,926	54,926	Fixed
Hotel - Aruba (2)	May-14	May-17	155,000	155,000	153,591	Floating
Hotel - NY, NY	Jun-14	Dec-14	28,250	28,250	28,250	Fixed
Healthcare Portfolio - Various (5)	Jun-14	Jun-16	50,000	50,000	50,000	Floating
Total/Weighted Average			$750,601	$751,668	$748,227	10.30%

(1)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(2)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(3)	Includes a three-month extension option subject to certain conditions and the payment of an extension fee.

(4)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(5)	Includes three one-year extensions options subject to certain conditions and the payment of a fee for each extension.
 During January 2014, the Company received a $15,000 principal repayment from a subordinate loan secured by a pledge of the equity interests in the owner of a New York City hotel. The Company realized a 14% internal rate of return ("IRR") on this subordinate loan. See below for a description of how the IRR is calculated.
During June 2014, the Company received a $47,000 principal repayment from a mezzanine loan secured by a pledge of the equity interests in a portfolio of skilled nursing facilities. The Company realized a 12% IRR on this mezzanine loan.
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

During February 2013, the Company received principal repayment on two mezzanine loans totaling $50,000 secured by a portfolio of retail shopping centers located throughout the United States. In connection with the repayment, the Company received a yield maintenance payment totaling $2,500. With the yield maintenance payment, the Company realized a 15% IRR on its mezzanine loan investment.
During June 2013, the Company received the repayment of a $15,000 mezzanine loan secured by a hotel in New York City. In connection with the repayment, the Company received a yield maintenance payment totaling $1,233. With the yield maintenance payment, the Company realized a 19% IRR on its mezzanine loan investment.
The Company evaluates its loans for possible impairment on a quarterly basis. See “Note 5 – Commercial Mortgage Loans” for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at June 30, 2014 and December 31, 2013.
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
Note 8 – Borrowings Under Repurchase Agreements
At June 30, 2014 and December 31, 2013, the Company had borrowings outstanding under the Company’s master repurchase agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “JPMorgan Facility”), the Wells Facility, the UBS Facility and the DB Facility.
At June 30, 2014 and December 31, 2013, the Company’s borrowings had the following debt balances, weighted average maturities and interest rates:

	June 30, 2014				December 31, 2013
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$26,774	0.7 years		1.0%	$47,751	0.2 years	*	1.2%	**
UBS Facility borrowings	133,899	4.2 years	*	2.8%	133,899	4.7 years		2.8%	Fixed
DB Facility borrowings	138,853	3.8 years		3.8%	—	0.0 years		—%	***
JPMorgan Facility borrowings	146,698	0.6 years		2.7%	20,383	1.1 years		2.7%	L+250
Total borrowings	$446,224	2.7 years		2.9%	$202,033	3.3 years		2.4%
 *Assumes extension options are exercised.
**At December 31, 2013, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 105 basis points. At June 30, 2014, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 80 basis points.
*** Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.

At June 30, 2014, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings	$26,774	$—	$—	$—	$26,774
UBS Facility borrowings *	—	55,046	78,853	—	133,899
DB Facility borrowings	—	90,790	48,063	—	138,853
JPMorgan Facility borrowings	146,698	—	—	—	146,698
Total	$173,472	$145,836	$126,916	$—	$446,224
*Assumes extension option is exercised.
At June 30, 2014, the Company’s collateralized financings were comprised of borrowings outstanding under the Wells Facility, the UBS Facility, the DB Facility and the JPMorgan Facility. The table below summarizes the outstanding balances at June 30, 2014, as well as the maximum and average balances for the six months ended June 30, 2014.

		For the six months ended June 30, 2014
	Balance at June 30, 2014	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$26,774	$47,751	$34,322
UBS Facility borrowings	133,899	133,899	133,899
DB Facility borrowings	138,853	138,853	50,512
JPMorgan Facility borrowings	146,698	146,741	65,635
Total	$446,224

DB Facility. During April 2014, the Company through an indirect wholly-owned subsidiary entered into the DB Facility with DB pursuant to which the Company may borrow up to $100,000 in order to finance the acquisition of CMBS. The DB Facility was amended in May 2014 to permit the Company to borrow up to $200,000, which maximum may be increased one further time at the Company's request by $100,000. The DB Facility has a term of four years, subject to certain restrictions. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged. The Company borrows an amount equal to the product of the estimated fair value of the collateral pledged divided by a margin ratio ranging from 125.00% to 181.82% depending on the collateral pledged.
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
JPMorgan Facility. On April 25, 2014, the Company, through two subsidiaries (the "Funding Subsidiaries"), entered into a letter agreement to temporarily waive, for a period of up to 30 days, compliance with the minimum liquidity covenant under the JPMorgan Facility that requires the Company to maintain minimum liquidity of the greater of 10% of total consolidated recourse indebtedness and $12,500.
On May 9, 2014, the Company and the Funding Subsidiaries entered into an amendment letter to temporarily increase the maximum permitted borrowing under the JPMorgan Facility from $100,000 to approximately $146,814 and amends the terms of the JPMorgan Facility in order to finance the acquisition of certain mezzanine real estate loans. This letter expired on May 23, 2014.
On May 22, 2014, the Company and the Funding Subsidiaries entered into an amendment letter to extend, until June 6, 2014, (i) the temporary increase of the maximum permitted borrowing under the JPMorgan Facility from $100,000 to approximately $146,814 and (ii) the waiver of compliance with the minimum liquidity covenant under the JPMorgan Facility that was previously granted on April 25, 2014.
On June 6, 2014, the Company and the Funding Subsidiaries entered into amendment letters to extend, as applicable, (i) until June 12, 2014, the temporary increase of the maximum permitted borrowing under the JPMorgan Facility from $100,000 to approximately $146,814, and (ii) until July 1, 2014, the waiver of compliance with the minimum liquidity covenant under the JPMorgan Facility that was previously granted on April 25, 2014.
On June 12, 2014, the Company and the Funding Subsidiaries entered into a third amendment and restatement of the JP Morgan Facility (the “Third Amendment and Restatement”) with JPMorgan. The Third Amendment and Restatement amended the JPMorgan Facility to facilitate the financing of mezzanine loans under the JPMorgan Facility and increased the maximum permitted borrowing to $175,000. In connection with the Third Amendment and Restatement, the guarantee provided by the Company for the obligations of the Funding Subsidiaries was also amended to require the Company to hold minimum liquidity equal to the greater of 5% of its total recourse indebtedness and $15,000. The Third Amendment and Restatement contains affirmative and negative covenants and provisions regarding events of default that are customary for similar repurchase facilities. The Third Amendment and Restatement expires in January 2015.
Wells Facility. In February 2014, the maturity date of the Wells Facility was extended to March 2015. In addition, the Company reduced the interest rate to LIBOR plus 80 basis points from LIBOR plus 105 basis points.
The Company was in compliance with the financial covenants under its repurchase agreements at June 30, 2014 and December 31, 2013.
Note 9 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At June 30, 2014, the 2019 Notes have a carrying value of $139,362 and an unamortized discount of $4,388. The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2019 Notes	$143,750	5.50%	6.25%	55.3649	3/15/2019	4.76 years

(1)	Effective rate includes the effect of the adjustment for the conversion option, the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2019 Notes converted.  The if-converted value of the 2019 Notes does not exceed their principal amount at June 30, 2014 since the closing market price of the Company’s common stock of $16.63 per share does not exceed the implicit conversion prices of $18.06 for the 2019 Notes.

 GAAP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates of 6.25%.  As a result, the Company attributed approximately $4,617 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes have been reflected within additional paid-in capital in the condensed consolidated balance sheet and has a value of $4,388 as of June 30, 2014. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $1,977 and $2,284 for the three and six months ended June 30, 2014, respectively.  With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $199 and $230 for the three and six months ended June 30, 2014.
As of June 30, 2014 potential shares of common stock contingently issuable upon the conversion of the 2019 Notes were excluded from the calculation of diluted income per share because it is management's intent and ability to settle the obligation in cash.
Note 10 – Participations Sold
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan.
Participations sold represent the interest in the Aruba loan the Company originated and subsequently sold. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At June 30, 2014, the Company had one such participation sold with a face amount of $90,000 and a carrying amount of $89,182. The participation sold has a cash coupon of LIBOR plus 440 basis points. The income earned on the participation sold is recorded as interest income and an identical amount is recorded as interest expense on the Company's consolidated statements of operations.
Note 11 – Derivative Instruments
The Company used interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under repurchase agreements. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. All of the Company's interest rate swaps and caps matured during the third quarter of 2013.
During April 2014, the Company entered into a forward contract whereby it agreed to sell £34,389 in exchange for $57,631 in January 2015. The forward contract was executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received related to a foreign denominated loan investment which closed in the second quarter of 2014.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivatives are recorded directly in earnings. The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three and six months ended June 30, 2014 and 2013.

		Three months ended June 30,		Six months ended June 30,
	Location of Loss Recognized in Income	2014	2013	2014	2013
Interest rate swaps	Loss on derivative instruments – realized *	$—	$(59)	$—	$(133)
Interest rate swaps	Gain on derivative instruments – unrealized	—	58	—	131
Forward currency contract	Loss on derivative instruments - unrealized	(1,093)	—	(1,093)	—
Interest rate caps	Loss on derivative instruments - unrealized	—	(1)	—	(1)
Total		$(1,093)	$(2)	$(1,093)	$(3)

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

Note 12 – Related Party Transactions
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
For the three and six months ended June 30, 2014, respectively, the Company incurred approximately $2,966 and $5,531 in base management fees. For the three and six months ended June 30, 2013, respectively, the Company incurred approximately $2,600 and $4,759 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and six months ended June 30, 2014, respectively, the Company recorded expenses totaling $185 and $292 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the three and six months ended June 30, 2013, respectively, the Company recorded expenses totaling $108 and $334 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at June 30, 2014 and December 31, 2013, respectively is approximately $2,966 and $2,628 for base management fees incurred but not yet paid.
Note 13 – Share-Based Payments
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
The Company recognized stock-based compensation expense of $362 and $788 for the three and six months ended June 30, 2014, respectively, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $428 and $1,311 for the three and six months ended June 30, 2013, respectively, related to restricted stock and RSU vesting. The following table summarizes the grants, exchanges and forfeitures of restricted common stock and RSUs during the six months ended June 30, 2014:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at December 31, 2013		208,416	503,750
Canceled upon delivery	January 2014	—	(288,750)	n/a	n/a	n/a
Grant	April 2014	13,931	—	$235	July 2014	April 2017
Canceled upon delivery	April 2014	—	(5,000)	n/a	n/a	n/a
Grant	June 2014	—	10,254	$169	December 2014	December 2016
Outstanding at June 30, 2014		222,347	220,254

Below is a summary of expected restricted common stock and RSU vesting dates as of June 30, 2014.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
July 2014	3,317	—	3,317
July 2014	500	—	500
October 2014	3,313	—	3,313
December 2014	6,668	66,750	73,418
January 2015	3,320	—	3,320
March 2015	—	6,667	6,667
April 2015	3,321	—	3,321
July 2015	2,522	—	2,522
July 2015	500	—	500
October 2015	2,522	—	2,522
December 2015	6,668	66,759	73,427
January 2016	2,521	—	2,521
April 2016	2,522	—	2,522
July 2016	1,578	—	1,578
October 2016	1,577	—	1,577
December 2016	—	3,418	3,418
January 2017	1,161	—	1,161
April 2017	1,164	—	1,164
	43,174	143,594	186,768

At June 30, 2014, the Company had unrecognized compensation expense of approximately $630 and $1,996, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the three months ended June 30, 2014, the Company delivered 240,277 shares of common stock for 283,750 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the consolidated statement of changes in stockholders' equity. The adjustment was $876 for six months ended June 30, 2014, and is included as a component of the capital decrease related to the Company's equity incentive plan in the consolidated statement of changes in stockholders’ equity.
Note 14 – Stockholders’ Equity
Common Stock Offering. During the second quarter of 2014, the Company completed a follow-on public offering of 9,706,000 shares of its common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price of $16.35 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $158,398 after deducting estimated offering expenses payable by the Company.
Dividends. For 2014, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 26, 2014	March 31, 2014	April 15, 2014	$0.40
April 29, 2014	June 30, 2014	July 15, 2014	$0.40
For 2014, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 17, 2014	March 31, 2014	April 15, 2014	$0.5391
June 9, 2014	June 30, 2014	July 15, 2014	$0.5391
Note 15 – Commitments and Contingencies

KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that has agreed to acquire a minority participation in KBC Bank Deutschland AG
(“KBCD”). The Company committed to invest up to approximately $50,000 (€38,000), representing approximately 21% of the ownership in KBCD. The acquisition is subject to regulatory approval, which is expected to conclude during the second half of 2014. Consequently, there is no assurance that the acquisition will close.
Loan Commitments. As described in Note 5, at June 30, 2014, the Company had $100,100 of unfunded loan commitments.
Note 16 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$63,335	$63,335	$20,096	$20,096
Restricted cash	30,127	30,127	30,127	30,127
Commercial first mortgage loans	343,810	348,043	161,099	164,405
Subordinate loans	748,227	664,661	497,484	503,267
Borrowings under repurchase agreements	(446,224)	(444,975)	(202,033)	(202,148)
Convertible senior notes, net	(139,362)	(151,218)	—	—
Participations sold	(89,182)	(89,974)	—	—
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

Note 17 – Net Income per Share
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
The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$23,958	$11,789	$41,539	$23,721
Preferred dividends	(1,860)	(1,860)	(3,720)	(3,720)
Net income available to common stockholders	22,098	9,929	37,819	20,001
Dividends declared on common stock	(18,739)	(14,752)	(33,590)	(29,500)
Dividends on participating securities	(88)	(200)	(174)	(395)
Net income (loss) attributable to common stockholders	$3,271	$(5,023)	$4,055	$(9,894)
Denominator:
Basic weighted average shares of common stock outstanding	42,888,747	36,880,410	40,021,722	33,511,889
Diluted weighted average shares of common stock outstanding	43,099,354	37,373,885	40,236,109	33,946,329
Basic and diluted net income per weighted average share of common stock
Distributable Earnings	$0.44	$0.40	$0.84	$0.88
Undistributed income (loss)	$0.07	$(0.13)	$0.10	$(0.29)
Basic and diluted net income per share of common stock	$0.51	$0.27	$0.94	$0.59

Note 18 – Subsequent Events
Dividends. On July 28, 2014, the Company declared a dividend of $0.40 per share of common stock, which is payable on October 15, 2014 to common stockholders of record on September 30, 2014.
Investment Activity. During July 2014, the Company closed a $20,000 floating-rate mezzanine loan secured by the equity interest in a 280-key hotel in the Chelsea neighborhood of New York City. The mezzanine loan has a two-year initial term and three one-year extension options and an appraised loan-to-value ("LTV") of 61%. The mezzanine loan was underwritten to generate an IRR of approximately 12%.
During July 2014, the Company closed a $34,500 ($30,000 of which was funded at closing) floating-rate, first mortgage loan secured by a newly constructed, Class-A, 63-unit multifamily property located in Brooklyn, New York, which also includes approximately 7,300 square feet of retail space and 31 parking spaces. The first mortgage loan has a two-year initial term with three one-year extension options and an appraised LTV of 70% on a fully funded basis. The Company anticipates financing the loan, and on a levered basis, the loan was underwritten to generate an IRR of approximately 12%.
During the third quarter of 2014, the Company deployed $6,369 of equity to acquire legacy CMBS with an aggregate purchase price of $31,844. The Company financed the CMBS utilizing $25,475 of borrowings under the DB Facility. The CMBS have a weighted average life of 2.1 years and have been underwritten to generate an IRR of 16%.

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
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $159.3 billion as of March 31, 2014.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. The Company benefits from Apollo’s global infrastructure and operating platform, through which the Company is able to source, evaluate and manage potential investments in the Company’s target assets.

Market Overview
The commercial real estate market has largely recovered from the downturn experienced as part of the correction in the global financial markets which began in mid-2007.  Property values in many markets and property types have recovered and the lending market is functioning with both established and new entrants.  Based on the current market dynamics, including increasing real estate transaction activity and over $1 trillion of commercial real estate debt scheduled to mature through 2017, there remains a compelling opportunity for the Company to source and originate investments in its target assets at attractive risk adjusted returns. The Company will continue to focus on underlying real estate value, and transactions that benefit from the Company’s ability to execute complex and sophisticated transactions.
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
After seeing substantial growth in 2012 and 2013, new-issue CMBS volume in the first half of 2014 was approximately $43 billion, equal to approximately 82% of the volume during the same period in the prior year.   In 2013, approximately $86 billion of CMBS were issued in the United States, an increase of approximately 78% over 2012 and an increase of 163% over 2011.  We believe the volume of originations in the CMBS market is evidence that the lending market for commercial real estate has largely stabilized since the financial crisis.
However, current volumes of CMBS issuance are still moderate relative to the peak of the market, which saw more than $229 billion in CMBS issuance in 2007.  We perceive that lenders still appear to be focused on stabilized cash flowing assets with loan-to-value ratios lower than peak.  As a result, we expect to continue to see opportunities to originate mezzanine and first mortgage financings in transactions which benefit from the Company’s ability to source, structure and execute complex transactions.
Critical Accounting Policies
A summary of the Company’s accounting policies is set forth in its Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.”
Significant Accounting Policies
Foreign Currency. The Company may enter into transactions not denominated in U.S. dollars. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in the Company's consolidated statements of operations. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Participations Sold. Participations sold represent interests in certain loans that the Company originated and subsequently sold. In certain instances, the Company presents these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on the Company's consolidated balance sheets, and an equivalent amount of interest income and interest expense is recorded on the Company's consolidated statements of operations.
Financial Condition and Results of Operations
(in thousands—except share and per share data)
Investments
The following table sets forth certain information regarding the Company’s investments at June 30, 2014:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years) (1)	Equity at cost (2)	Current Weighted Average Underwritten IRR (3) (4)	Levered Weighted Average Underwritten IRR (3) (4)
First mortgages	$346,485	$343,810	8.4%	3.0	$146,698	2.7%	0.6	$197,112	15.0%	16.4%
Subordinate loans (5)	661,668	659,045	11.9	3.5	—	—	—	659,045	12.8	12.8
CMBS	343,596	339,724	6.3	2.8	299,526	3.1	3.7	70,325	15.4	15.5
Total/Weighted Average	$1,351,749	$1,342,579	9.6%	3.2	$446,224	2.9%	2.7	$926,482	13.6%	13.9%

(1)	Assumes extension options are exercised. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Company's repurchase agreements.

(2)	Includes $30,127 of restricted cash related to the UBS Facility.

(3)
The underwritten IRR for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings under the Wells Facility remains constant over the remaining term. With respect to certain loans, the underwritten IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Item 1A-Risk Factors-The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table or elsewhere in this quarterly report over time.

(4)
The Company’s ability to achieve its underwritten levered weighted average IRR with regard to its portfolio of first mortgage loans is dependent upon the Company borrowing approximately $28,302 under the JPMorgan Facility or any replacement facility. Without such reborrowing, the levered weighted average underwritten IRRs will be as indicated in the current weighted average underwritten IRR column above.

(5)
Subordinate loans are net of a participation sold during June 2014. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At June 30, 2014, the Company had one such participation sold with a face amount of $90,000 and a carrying amount of $89,182.

Investment Activity
Investment activity. During February 2014, the Company provided a $80,000, floating rate first mortgage loan ($25,000 of which was funded at closing) for the development of a 50-unit luxury residential condominium in Montgomery County, Maryland. The Company’s loan is expected to fund the first phase of a two-phase development and has a 30-month term with a 6-month extension option. On a fully funded basis, the Company expects that the first mortgage loan will represent an underwritten loan-to-net sellout of approximately 68% and has been underwritten to generate a 15% IRR. See “—Investments” below for a discussion of IRR.
During April 2014, the Company closed a $210,000 fixed-rate, five-year first mortgage loan secured by a portfolio of 229 single-family and condominium homes located across North and Central America, the Caribbean and England. Simultaneous with closing, the Company syndicated $104,000 of the loan to other funds managed by affiliates of Apollo Global Management, LLC and retained $106,000. The first mortgage loan has an appraised loan-to-value of approximately 49% and was underwritten to generate an IRR of approximately 8.2% on an unlevered basis. The Company anticipates financing the investment and on a levered basis, the investment was underwritten to generate an IRR of approximately 15%.
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
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. The property consists of 442 hotels rooms, 114 timeshare units, two casinos and approximately 131,500 square feet of retail space. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. The whole loan has a three-year term with two one-year extension options and an appraised LTV of 60%. The junior participation was underwritten to generate an IRR of approximately 14%.
During May 2014, the Company closed a $34,000 floating-rate first mortgage loan for the acquisition of a newly renovated 301-key hotel located in downtown Philadelphia. The first mortgage has a three-year term with two one-year extension options and an underwritten loan-to-cost of 58%. The first mortgage loan was underwritten to generate an IRR of approximately 13% on a levered basis.
During June 2014, the Company closed a $65,100 floating-rate first mortgage loan ($20,000 of which was funded at closing) for the development of a 40-unit luxury residential condominium in downtown Bethesda, Maryland. The Company’s loan has a 30-month term with a six-month extension option. On a fully funded basis, the first mortgage loan has a projected appraised loan-to-net sellout of approximately 67% and has been underwritten to generate an IRR of approximately 14%.
During June 2014, the Company closed a $28,250 fixed-rate mezzanine loan secured by the equity interest in a 795-key full-service hotel and 226,000 square foot office and retail condominium in the Times Square neighborhood of New York City. The mezzanine loan has a remaining six months term and an underwritten LTV of 67%. The mezzanine loan was underwritten to generate an IRR of approximately 8%.
During June 2014, the Company closed a $50,000 floating-rate mezzanine loan secured by the equity interest in a portfolio of 167 wholly owned skilled nursing facilities located across 19 states. The mezzanine loan was issued in connection with the refinancing of the portfolio and paid off the existing $47,000 mezzanine loan acquired in 2013. The new mezzanine loan has a two-year initial term with three one-year extension options and an underwritten LTV of 62%. The mezzanine loan was underwritten to generate an IRR of approximately 12%.
During the second quarter of 2014, the Company deployed $34,713 of equity to acquire legacy CMBS originally rated AAA with an aggregate purchase price of $173,567. The Company financed the CMBS utilizing $138,853 of borrowings under the DB Facility. The CMBS have a weighted average life of 2.8 years and have been underwritten to generate an IRR of 17%.
Repayments. During January 2014, the Company received a $15,000 principal repayment from a subordinate loan secured by a pledge of the equity interests in the owner of a New York City hotel. The Company realized a 14% IRR on this subordinate loan.
During June 2014, the Company received a $47,000 principal repayment from a mezzanine loan secured by a pledge of the equity interests in a portfolio of skilled nursing facilities. The Company realized a 12% IRR on this mezzanine loan.

Net Income Available to Common Stockholders
For the three and six months ended June 30, 2014, respectively, the Company’s net income available to common stockholders was $22,098, or $0.51 per share, and $37,819, or $0.94 per share. For the three and six months ended June 30, 2013, respectively, the Company’s net income available to common stockholders was $9,929, or $0.27 per share, and $20,001, or $0.59 per share.

Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change (amount)	Change (%)	2014	2013	Change (amount)	Change (%)
Interest income from:
Securities	$4,366	$3,014	$1,352	44.9%	$6,785	$6,101	$684	11.2%
Commercial mortgage loans	6,438	3,676	2,762	75.1%	10,449	7,268	3,181	43.8%
Subordinate loans	18,238	11,498	6,740	58.6%	32,968	22,953	10,015	43.6%
Repurchase agreements	—	—	—	—%	—	2	(2)	(100.0)%
Interest expense	(5,258)	(955)	(4,303)	450.6%	(7,015)	(2,024)	(4,991)	246.6%
Net interest income	$23,784	$17,233	$6,551	38.0%	$43,187	$34,300	$8,887	25.9%
Net interest income for the three and six months ended June 30, 2014, respectively, increased $6,551, or 38.0%, and $8,887, or 25.9%, from the same periods in 2013. The increase was primarily the result of additional interest income from commercial mortgage loans and subordinate loans which was offset by an increase in interest expense.
Interest income related to securities for the three and six months ended June 30, 2014, respectively, increased $1,352, or 44.9%, and $684, or 11.2%, from the same periods in 2013. The increase is attributable to the purchase of $173,969 of CMBS during the first six months of 2014. This increase was partially offset by the repayment of $23,978 CMBS during the first six months of 2014.
The increase in interest income related to commercial mortgage loans for the three and six months ended June 30, 2014, respectively, of $2,762, or 75.1%, and $3,181, or 43.8%, from the same periods in 2013, is primarily attributable to the funding of $181,590 of commercial mortgage loans net of repayments of $452 during 2014.
The increase in interest income related to subordinate loans for the three and six months ended June 30, 2014, respectively, of $6,740, or 58.6%, and $10,015, or 43.6%, from the same periods in 2013 is primarily attributable to the funding of $318,922 of subordinate loans net of repayments of $71,434 during 2014. The increase in interest income was offset by a one-time $2,500 prepayment penalty received upon the repayment of two mezzanine loans in February 2013.
The decrease in interest related to repurchase agreements for the six months ended June 30, 2014 of $(2), or (100.0)%, from the same period in 2013 is attributable to the final repayment of the repurchase facility in January 2013.
Interest expense for the three and six months ended June 30, 2014, respectively, increased $4,303, or 450.6%, and $4,991, or 246.6%, from the same periods in 2013. In addition to the Company's issuance of the 2019 Notes in March 2014, the increase is primarily due to the increase in the weighted average cost of funds from 1.4% at June 30, 2013 to 2.9% at June 30, 2014. This increase was primarily related to the Company's borrowings under the UBS Facility and DB Facility. This increase was also due to the increase in the average balance of the Company’s borrowings under repurchase agreements from $210,291 for the six months ended June 30, 2013 to $284,368 for the six months ended June 30, 2014.
Operating Expenses
The following table sets forth the Company’s operating expenses for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change (amount)	Change (%)	2014	2013	Change (amount)	Change (%)
General and administrative expense	$1,117	$1,009	$108	10.7%	$2,133	$2,022	$111	5.5%
Stock-based compensation expense	362	428	(66)	(15.4)%	788	1,311	(523)	(39.9)%
Management fee expense	2,966	2,600	366	14.1%	5,531	4,759	772	16.2%
Total operating expense	$4,445	$4,037	$408	10.1%	$8,452	$8,092	$360	4.4%

General and administrative expense for the three and six months ended June 30, 2014, respectively, increased $108, or 10.7%, and $111, or 5.5%, from the same periods in 2013. Stock-based compensation expense for the three and six months ended June 30, 2014, respectively, decreased $66, or 15.4%, and $523, or 39.9%, from the same periods in 2013. The decrease is primarily attributable to final vesting of 288,750 RSUs on January 1, 2014. Share-based payments are discussed further in the accompanying consolidated financial statements, “Note 12—Share-Based Payments.”
Management fee expense for the three and six months ended June 30, 2014, respectively, increased $366, or 14.1%, and $772, or 16.2%, from the same periods in 2013. The increase is primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering completed in March 2013 and, to a lesser extent, the Company's follow-on common equity offering completed during the second quarter of 2014. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements, “Note 11—Related Party Transactions.”
Realized and unrealized gain/loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS, non U.S. dollar denominated loans and derivative instruments are included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2014 and 2013:

		Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2014	2013	2014	2013
Securities	Unrealized gain (loss) on securities	4,749	(1,421)	6,934	(2,500)
Foreign currency	Foreign currency gain - unrealized	959	—	959	—
Interest rate swaps	Loss on derivative instruments – realized *	—	(59)	—	(133)
Interest rate swaps	Gain on derivative instruments – unrealized	—	58	—	131
Forward currency contract	Loss on derivative instruments - unrealized	$(1,093)	$—	$(1,093)	$—
Interest rate caps	Loss on derivative instruments - unrealized	$—	$(1)	$—	$(1)
Total		$4,615	$(1,423)	$6,800	$(2,503)

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.
The Company used interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under repurchase agreements. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. All of the Company's interest rate swaps and caps matured during the third quarter of 2013.
During April 2014, the Company entered into a forward contract whereby it agreed to sell £34,389 in exchange for $57,631 in January 2015. The forward contract was executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received related to a foreign denominated loan investment which closed in the second quarter of 2014.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivatives are recorded directly in earnings.
For the three and six months ended June 30, 2014, respectively, the Company recognized an unrealized gain (loss) on securities of $4,749 and $6,934. For the three and six months ended June 30, 2013, respectively, the Company recognized an unrealized gain (loss) on securities of $(1,421) and $(2,500). These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
Dividends
Dividends. For 2014, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 26, 2014	March 31, 2014	April 15, 2014	$0.40
April 29, 2014	June 30, 2014	July 15, 2014	$0.40

For 2014, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 17, 2014	March 31, 2014	April 15, 2014	$0.5391
June 9, 2014	June 30, 2014	July 15, 2014	$0.5391
Subsequent Events
Dividends. On July 28, 2014, the Company declared a dividend of $0.40 per share of common stock, which is payable on October 15, 2014 to common stockholders of record on September 30, 2014.
Investment Activity. During July 2014, the Company closed a $20,000 floating-rate mezzanine loan secured by the equity interest in a 280-key hotel in the Chelsea neighborhood of New York City. The mezzanine loan has a two-year initial term and three one-year extension options and an appraised LTV of 61%. The mezzanine loan was underwritten to generate an IRR of approximately 12%.
During July 2014, the Company closed a $34,500 ($30,000 of which was funded at closing) floating-rate, first mortgage loan secured by a newly constructed, Class-A, 63-unit multifamily property located in Brooklyn, New York, which also includes approximately 7,300 square feet of retail space and 31 parking spaces. The first mortgage loan has a two-year initial term with three one-year extension options and an appraised LTV of 70% on a fully funded basis. The Company anticipates financing the loan, and on a levered basis, the loan was underwritten to generate an IRR of approximately 12%.
During the third quarter of 2014, the Company deployed $6,369 of equity to acquire legacy CMBS with an aggregate purchase price of $31,844. The Company financed the CMBS utilizing $25,475 of borrowings under the DB Facility. The CMBS have a weighted average life of 2.1 years and have been underwritten to generate an IRR of 16%.
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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at June 30, 2014. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility

In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Per the terms of the original agreement, amounts borrowed under the JPMorgan Facility bore interest at a spread of 3.00% over one-month LIBOR with no floor. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR+2.50%. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its loan-to-value. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. In February 2013, the Company, through two of the Company’s subsidiaries, amended and restated the JPMorgan Facility to extend the maturity date to January 31, 2014, which was subsequently extended for an additional 364 days pursuant to the exercise of the extension option during January 2014. The Company paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and an extension fee of 0.25% for the January 2014 extension. During the second quarter of 2014, through a series of letter agreements, the JPMorgan agreed to temporarily waive compliance with the compliance with the minimum liquidity covenant under the JPMorgan Facility that requires the Company to maintain minimum liquidity of the greater of 10% of total consolidated recourse indebtedness and $12,500 and temporarily amended the JPMorgan Facility to increase the maximum permitted borrowing from $100,000 to approximately $146,814 and amended the terms in order to finance the acquisition of certain mezzanine real estate loans. On June 12, 2014, the Company and two of the Company’s subsidiaries entered into a third amendment and restatement of the JP Morgan Facility (the “Third Amendment and Restatement”) with JPMorgan. The Third Amendment and Restatement amended the JPMorgan Facility to facilitate the financing of mezzanine loans under the JPMorgan Facility and increased the maximum permitted borrowing to $175,000. Pricing on the JPMorgan Facility will remain at LIBOR+2.5%. In connection with the Third Amendment and Restatement, the full guarantee provided by the Company for the obligations of its borrower subsidiaries under the JPMorgan Facility was also amended to require the Company to hold minimum liquidity equal to the greater of 5% of its total recourse indebtedness and $15,000. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations that would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). As amended and restated, the JPMorgan Facility expires in January 2015.
As of June 30, 2014, the Company had $146,698 of borrowings outstanding under the JPMorgan Facility.
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
At June 30, 2014, the Company had $26,774 of borrowings outstanding under the Wells Facility secured by CMBS held by the Company.
UBS Facility
During September 2013, the Company through an indirect wholly-owned subsidiary entered into the UBS Facility with UBS pursuant to which the Company may borrow up to $133,333 in order to finance the acquisition of CMBS. The UBS Facility has a term of four years, with a one-year extension available at the Company's option, subject to certain restrictions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month U.S. dollar LIBOR. The Company borrows 100% of the estimated fair value of the collateral pledged and posts margin equal to 22.5% of that borrowing amount in cash. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. Additionally, beginning on the 121st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000 and a maximum total debt to consolidated tangible net worth covenant (3:1). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility. During December 2013, the UBS Facility was amended to increase the maximum amount to $133,899.
As of June 30, 2014, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
DB Facility
During April 2014, the Company through an indirect wholly-owned subsidiary entered into the DB Facility with DB pursuant to which the Company may borrow up to $100,000 in order to finance the acquisition of CMBS. The DB Facility was amended in May 2014 to permit the Company to borrow up to $200,000, which maximum may be increased one further time at the Company's request by $100,000. The DB Facility has a term of four years, subject to certain restrictions. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged. The Company borrows an amount equal to the product of the estimated fair value of the collateral pledged divided by a margin ratio ranging from 125.00% to 181.82% depending on the collateral pledged.
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

As of June 30, 2014, the Company had $138,853 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019, for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $139,037.
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of the $63,335 of cash available at June 30, 2014, principal and interest payments the Company receives on its portfolio of assets, as well as available borrowings under its repurchase agreements. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At June 30, 2014, $28,302 of borrowing capacity under the JPMorgan Facility was available and $61,147 of borrowing capacity under the DB Facility was available; however, the Company may need to acquire additional commercial first mortgage loans or CMBS in order to utilize all of that capacity. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities.
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
Investment Guidelines
During April 2014, based on the Manager's recommendation, the Company's Board of Directors amended the Company's investment guidelines by removing certain limitations related to non-U.S. assets, undeveloped land, construction loans and for-sale residential real-estate loans. The Company's board of directors has adopted the following investment guidelines:

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

Contractual obligations and commitments

The Company’s contractual obligations including expected interest payments as of June 30, 2014 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings *	$26,950	$—	$—	$—	$26,950
UBS Facility borrowings **	4,751	129,168	11,787	—	145,706
DB Facility borrowings	6,618	122,283	23,292	—	152,193
JPMorgan Facility borrowings*	149,017	—	—	—	149,017
Total	$187,336	$251,451	$35,079	$—	$473,866

*	Assumes current LIBOR of 0.16% for interest payments due under the JPMorgan Facility and Wells Facility.
**    Assumes extension options are exercised.

KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that has agreed to acquire a minority participation in KBCD. The Company committed to invest up to approximately $50,000 (€38,000), representing approximately 21% of the ownership in KBCD. The acquisition is subject to regulatory approval, which is expected to conclude during the second half of 2014. Consequently, there is no assurance that the acquisition will close.
Loan Commitments. At June 30, 2014, the Company had $100,100 of unfunded loan commitments.
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
Non-GAAP Financial Measures
Operating Earnings
For the three and six months ended June 30, 2014, respectively, the Company’s Operating Earnings were $18,045, or $0.42 per share, and $32,036, or $0.80 per share. For the three and six months ended June 30, 2013, respectively, the Company’s Operating Earnings were $11,721, or $0.31 per share, and $23,682, or $0.70 per share. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income and (iii) the non-cash amortization expense related to the reclassification of a portion of the senior convertible notes to stockholders’ equity in accordance with GAAP.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$22,098	$9,929	$37,819	$20,001
Adjustments:
Unrealized (gain) loss on securities	(4,749)	1,421	(6,934)	2,500
Unrealized (gain) loss on derivative instruments	1,093	(57)	1,093	(130)
Equity-based compensation expense	362	428	788	1,311
Foreign currency gain	(959)	—	(959)	—
Amortization of the 2019 Notes related to equity reclassification	200	—	229	—
Total adjustments:	(4,053)	1,792	(5,783)	3,681
Operating Earnings	$18,045	$11,721	$32,036	$23,682
Basic and diluted Operating Earnings per share of common stock	$0.42	$0.31	$0.80	$0.70
Basic weighted average shares of common stock outstanding	42,888,747	36,880,410	40,021,722	33,511,889
Diluted weighted average shares of common stock outstanding	43,099,354	37,373,885	40,236,109	33,946,329

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
At June 30, 2014, all of the Company’s borrowings outstanding under the Wells Facility and the JPM Facility were floating-rate borrowings. At June 30, 2014, the Company also had floating rate loans with a face amount of $386,690, resulting in net variable rate exposure of $213,218. A 50 basis point increase in LIBOR would increase the net interest income related to the $213,218 in variable rate exposure by $267. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended June 30, 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2014, the Company was not involved in any material legal proceedings.
ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the Company’s risk factors during the six months ended June 30, 2014.
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

July 30, 2014

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