Form 10-Q
period 2014-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2014-10-31
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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
As of October 31, 2014, there were 46,848,675 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	September 30, 2014	December 31, 2013
Assets:
Cash	$58,649	$20,096
Restricted cash	30,127	30,127
Securities available-for-sale, at estimated fair value	17,919	33,362
Securities, at estimated fair value	499,701	158,086
Securities, held-to-maturity	153,998	—
Commercial mortgage loans, held for investment	369,924	161,099
Subordinate loans, held for investment	585,504	497,484
Investment in unconsolidated joint venture	38,719	—
Derivative instrument	1,933	—
Interest receivable	17,072	6,022
Deferred financing costs, net	8,124	628
Other assets	1,342	600
Total Assets	$1,783,012	$907,504
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$537,766	$202,033
Convertible senior notes, net	246,054	—
Participations sold	89,418	—
Investments purchased, not yet settled	26,540	—
Accounts payable and accrued expenses	3,602	2,660
Payable to related party	3,193	2,628
Dividends payable	20,753	17,227
Total Liabilities	927,326	224,548
Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference)	35	35
Common stock, $0.01 par value, 450,000,000 shares authorized, 46,848,675 and 36,888,467 shares issued and outstanding, respectively	468	369
Additional paid-in-capital	867,598	697,610
Retained earnings (accumulated deficit)	(11,661)	(14,188)
Accumulated other comprehensive loss	(754)	(870)
Total Stockholders’ Equity	855,686	682,956
Total Liabilities and Stockholders’ Equity	$1,783,012	$907,504

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net interest income:
Interest income from securities	$6,129	$2,533	$12,914	$8,634
Interest income from securities, held to maturity	2,219	—	2,219	—
Interest income from commercial mortgage loans	8,025	4,954	18,475	12,222
Interest income from subordinate loans	18,983	12,184	51,951	35,137
Interest income from repurchase agreements	—	—	—	2
Interest expense	(8,786)	(885)	(15,802)	(2,909)
Net interest income	26,570	18,786	69,757	53,086
Operating expenses:
General and administrative expenses (includes $308 and $1,096 of equity based compensation in 2014 and $784 and $2,095 in 2013, respectively)	(1,434)	(1,793)	(4,355)	(5,126)
Management fees to related party	(3,193)	(2,625)	(8,725)	(7,384)
Total operating expenses	(4,627)	(4,418)	(13,080)	(12,510)
Income from unconsolidated joint venture	(88)	—	(88)	—
Interest income from cash balances	21	3	26	19
Unrealized gain (loss) on securities	(2,147)	(1,472)	4,787	(3,973)
Foreign currency gain (loss)	(3,596)	—	(2,637)	—
Loss on derivative instruments (includes $3,026 and $1,933 of unrealized gains in 2014 and $25 and $155 of unrealized gains in 2013, respectively)	3,026	1	1,933	(1)
Net income	19,159	12,900	60,698	36,621
Preferred dividends	(1,860)	(1,859)	(5,580)	(5,580)
Net income available to common stockholders	$17,299	$11,041	$55,118	$31,041
Basic and diluted net income per share of common stock	$0.37	$0.29	$1.30	$0.88
Basic weighted average shares of common stock outstanding	46,848,675	36,883,002	42,322,380	34,647,941
Diluted weighted average shares of common stock outstanding	47,068,929	37,379,469	42,538,744	35,103,285
Dividend declared per share of common stock	$0.40	$0.40	$1.20	$1.20

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income available to common stockholders	$17,299	$11,041	$55,118	$31,041
Change in net unrealized gain (loss) on securities available-for-sale	39	43	116	(589)
Comprehensive income	$17,338	$11,084	$55,234	$30,452

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Par	Shares	Par				Total
Balance at January 1, 2014	3,450,000	$35	36,888,467	$369	$697,610	$(14,188)	$(870)	$682,956
Capital decrease related to Equity Incentive Plan	—	—	240,277	2	217	—	—	219
Issuance of restricted common stock	—	—	13,931	*	—	—	—	—
Issuance of common stock	—	—	9,706,000	97	158,596	—	—	158,693
Offering costs	—	—	—	—	(270)	—	—	(270)
Convertible senior notes	—	—	—	—	11,445	—	—	11,445
Net income	—	—	—	—	—	60,698	—	60,698
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	116	116
Dividends on common stock	—	—	—	—	—	(52,591)	—	(52,591)
Dividends on preferred stock	—	—	—	—	—	(5,580)	—	(5,580)
Balance at September 30, 2014	3,450,000	$35	46,848,675	$468	$867,598	$(11,661)	$(754)	$855,686

* Rounds to zero.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flows provided by operating activities:
Net income	$60,698	$36,621
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(3,018)	(4,181)
Amortization of deferred financing costs	1,252	639
Equity-based compensation	220	2,095
Unrealized (gain) loss on securities	(4,787)	3,973
Income from unconsolidated joint venture	88	—
Foreign currency (gain) loss	2,623	—
Unrealized gain on derivative instruments	(1,933)	(155)
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(16,521)	(6,441)
Other assets	200	203
Accounts payable and accrued expenses	1,077	509
Payable to related party	565	588
Net cash provided by operating activities	40,464	33,851
Cash flows used in investing activities:
Fees received from commercial mortgage loans	—	280
Funding of securities at estimated fair value	(325,961)	(70,490)
Funding of commercial mortgage loans	(211,738)	(32,643)
Funding of subordinate loans	(353,386)	(213,515)
Funding of unconsolidated joint venture	(39,477)	—
Funding of other assets	(1,258)	—
Principal payments received on securities available-for-sale	15,289	28,485
Principal payments received on securities at estimated fair value	15,306	49,164
Principal payments received on commercial mortgage loans	666	17,898
Principal payments received on subordinate loans	117,003	71,173
Principal payments received on other assets	86	—
Principal payments received on repurchase agreements	—	6,598
Proceeds from sale of commercial mortgage loan	4,950	—
Net cash used in investing activities	(778,520)	(143,050)
Cash flows from financing activities:
Proceeds from issuance of common stock	158,693	148,804
Payment of offering costs	(308)	(814)
Proceeds from repurchase agreement borrowings	441,391	70,195
Repayments of repurchase agreement borrowings	(105,658)	(68,187)
Proceeds from issuance of convertible senior notes	256,970	—
Participations sold	89,012	—
Increase in restricted cash related to financing activities	—	(15,794)
Payment of deferred financing costs	(8,846)	(504)
Dividends on common stock	(49,065)	(40,717)
Dividends on preferred stock	(5,580)	(5,579)
Net cash provided by financing activities	776,609	87,404
Net increase in cash and cash equivalents	38,553	(21,795)
Cash and cash equivalents, beginning of period	20,096	108,619
Cash and cash equivalents, end of period	$58,649	$86,824
Supplemental disclosure of cash flow information:
Interest paid	$14,565	$2,335
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$20,753	$17,023
Deferred financing costs, not yet paid	$213	$250
Offering costs payable	$71	$—

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
Significant Accounting Policies
Foreign Currency. The Company may enter into transactions not denominated in U.S., dollars. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in the Company's consolidated statements of operations. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Principles of Consolidation. We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all variable interest entities ("VIE") of which we are considered the primarily beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.
Securitization/Sale and Financing Arrangements.  We periodically sell our financial assets, such as commercial mortgage loans, CMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale-legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control-an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.
Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (the "FASB") issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Earlier application is prohibited. The guidance prohibits REITs from qualifying for investment company accounting, as such, we have determined that we will not meet the definition of an investment company under this ASU.
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
In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. If substantial doubt is alleviated as a result of the consideration of management’s plans, a company should disclose information that enables users of financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes): (1) principal conditions that initially give rise to substantial doubt, (2) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (3) management’s plans that alleviated substantial doubt. If substantial doubt is not alleviated after considering management’s plans, disclosures should enable investors to understand the underlying conditions, and include the following: (1) a statement indicating that there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date, (2) the principal conditions that give rise to substantial doubt, (3) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (4) management's plans that are intended to mitigate the adverse conditions. The new guidance applies to all companies. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company's consolidated financial statements.
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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of September 30, 2014 and December 31, 2013:

	Fair Value as of September 30, 2014				Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Available-for-Sale)	$—	$17,919	$—	$17,919	$—	$33,362	$—	$33,362
CMBS (Fair Value Option)	—	499,701	—	499,701	—	158,086	—	158,086
Derivative instruments	—	1,933	—	1,933	—	—	—	—
Total	$—	$519,553	$—	$519,553	$—	$191,448	$—	$191,448

Note 4 – Debt Securities
At September 30, 2014, all of the Company's CMBS (Available-for-Sale) and CMBS (Fair Value Option) were pledged to secure borrowings under the Company’s master repurchase agreements with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”), UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). (See Note 9 for a description of these facilities).
CMBS (Held-to-Maturity) represents a loan the Company closed during May 2014 that was subsequently contributed to a securitization during August 2014. During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. The property consists of 442 hotels rooms, 114 timeshare units, two casinos and approximately 131,500 square feet of retail space. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation. We evaluated this transaction and concluded due to our continuing involvement it should not be accounted for as a sale. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation. The whole loan has a three-year term with two one-year extension options and an appraised loan-to-value ("LTV") of approximately 60%.

The amortized cost and estimated fair value of the Company’s debt securities at September 30, 2014 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Carrying Value
CMBS (Available-for-Sale)	$17,777	$18,673	$—	$(754)	$17,919
CMBS (Fair Value Option)	503,768	492,772	7,306	(377)	499,701
CMBS (Held to Maturity)	155,000	153,998	—	—	153,998
Total	$676,545	$665,443	$7,306	$(1,131)	$671,618
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
The overall statistics for the Company’s CMBS (Available-for-Sale) and CMBS (Fair Value Option) investments calculated on a weighted average basis assuming no early prepayments or defaults as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Credit Ratings *	AAA - CCC-	AAA - CCC
Coupon	5.8%	5.8%
Yield	6.3%	5.3%
Weighted Average Life	2.5 years	3.1 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.
The percentage vintage, property type and location of the collateral securing the Company’s CMBS (Available-for-Sale) and CMBS (Fair Value Option) investments calculated on a weighted average basis as of September 30, 2014 and December 31, 2013 are as follows:

Vintage	September 30, 2014	December 31, 2013
2005	9.8%	—%
2006	19.6	3.0
2007	61.6	97.0
2008	9.0	—
Total	100%	100%

Property Type	September 30, 2014	December 31, 2013
Office	33.5%	33.2%
Retail	28.4	25.1
Multifamily	13.7	15.3
Hotel	9.3	12.0
Other *	15.1	14.4
Total	100%	100%
 *    No other individual category comprises more than 10% of the total.

Location	September 30, 2014	December 31, 2013
South Atlantic	23.6%	23.4%
Middle Atlantic	20.9	22.8
Pacific	17.3	17.6
East North Central	11.0	—
Other *	27.2	36.2
Total	100%	100%
 *    No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at September 30, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - NY, NY	Jan-10	Feb-15	$32,000	$31,115	$31,115	Fixed	151 rooms
Office Condo (Headquarters) - NY, NY	Feb-10	Feb-15	28,000	26,968	26,968	Fixed	73,419 sq. ft.
Hotel - Silver Spring, MD	Mar-10	Apr-15	26,000	24,684	24,617	Fixed	263 rooms
Condo Conversion – NY, NY (1)	Dec-12	Jan-15	45,000	45,496	45,781	Floating	119,000 sq. ft.
Condo Conversion – NY, NY (2)	Aug-13	Sept-15	33,000	33,675	33,691	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD (3)	Feb-14	Sept-16	25,000	25,000	24,436	Floating	50 units
Vacation Home Portfolio - Various	Apr-14	Apr-19	101,000	101,000	100,018	Fixed	229 properties
Hotel - Philadelphia, PA (1)	May-14	May-17	34,000	34,000	33,775	Floating	301 rooms
Condo Construction - Bethesda, MD (4)	Jun-14	Dec-16	20,000	20,000	19,497	Floating	40 units
Multifamily - Brooklyn, NY (5)	Jul-14	Aug-16	30,000	30,000	30,026	Floating	63 units
Total/Weighted Average			$374,000	$371,938	$369,924	7.95%

(1)	These loans include two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

(3)
This loan includes a six-month extension option subject to certain conditions and the payment of a fee. As of September 30, 2014, the Company had $55,000 of unfunded loan commitments related to this loan.

(4)
This loan includes a six-month extension option subject to certain conditions and the payment of a fee. As of September 30, 2014, the Company had $45,100 of unfunded loan commitments related to this loan.

(5)
This loan includes three one-year extension options subject to certain conditions and the payment of a fee for each extension. As of September 30, 2014, the Company had $4,500 of unfunded loan commitments related to this loan.

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

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at September 30, 2014 and December 31, 2013.

Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following at September 30, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,828	$8,828	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,714	Fixed
Mixed Use – North Carolina	Jul-12	Jul-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,747	9,747	Fixed
Hotel Portfolio – Various (1)	Nov-12	Nov-15	50,000	47,172	47,260	Floating
Condo Conversion – NY, NY (2)	Dec-12	Jan-15	35,000	35,545	35,722	Floating
Condo Construction – NY, NY (1)	Jan-13	Jul-17	60,000	73,844	73,457	Fixed
Multifamily Conversion – NY, NY (1)	Jan-13	Dec-14	18,000	14,608	14,683	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,560	24,560	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – NY, NY (3)	May-13	Dec-14	44,000	44,000	43,907	Floating
Office Condo - NY, NY	Jul-13	Jul-22	14,000	14,000	13,588	Fixed
Condo Conversion – NY, NY (4)	Aug-13	Sept-15	29,400	29,601	29,491	Floating
Mixed Use - Pittsburgh, PA (1)	Aug-13	Aug-16	22,500	22,500	22,445	Floating
Mixed Use - Various (2)	Dec-13	Dec-18	17,000	18,791	18,608	Fixed
Mixed Use - London, England	Apr-14	Jan-15	54,926	52,034	52,034	Fixed
Hotel - NY, NY	Jun-14	Dec-14	28,250	28,250	28,250	Fixed
Healthcare Portfolio - Various (5)	Jun-14	Jun-16	50,000	50,000	50,000	Floating
Hotel - NY, NY (5)	Jul-14	Jul-16	20,000	20,000	19,834	Floating
Ski Resort - Big Sky, Montana	Aug-14	Sept-20	15,000	15,000	14,851	Fixed
Total/Weighted Average			$580,601	$587,005	$585,504	11.20%

(1)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(2)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(3)	Includes a three-month extension option subject to certain conditions and the payment of an extension fee.

(4)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(5)	Includes three one-year extensions options subject to certain conditions and the payment of a fee for each extension.
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
During August 2014, the Company received the final repayment from a $50,000 mezzanine loan secured by a pledge of the equity interests in a borrower that owns a portfolio of seven office parks throughout Florida. The Company realized a 13% IRR on this mezzanine loan.
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
The Company evaluates its loans for possible impairment on a quarterly basis. See “Note 5 – Commercial Mortgage Loans” for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at September 30, 2014 and December 31, 2013.
Note 7 – Unconsolidated Joint Venture
On September 30, 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ Limited Partnership (“Champ LP”) following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in KBC Bank Deutschland AG ("KBC Bank"), the German subsidiary of Belgian KBC Group NV. The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 ($39,477). The Company committed to invest up to approximately €38,000 ($50,000). Through its interest in Champ LP, the Company holds an indirect ownership interest in KBC Bank of approximately 21%. The Company together with other affiliated investors, in aggregate, own 100% of Champ LP. Champ LP together with certain unaffiliated third party investors, in aggregate, own 100% of KBC Bank.

KBC Bank specializes in corporate banking and financial services for medium-sized German companies. It also provides professional real estate financing, acquisition finance, institutional asset management and private wealth management services for German high-net-worth individuals. Following the closing of the transaction, KBC Bank was renamed Bremer Kreditbank AG and will operate under the name BKB Bank.
The Company determined that Champ LP met the definition of a VIE and that it was not the primary beneficiary; therefore, we did not consolidate the assets and liabilities of the partnership. Our investment in Champ LP is accounted for as an equity method investment. Additionally, due to the nature of its investment in KBC Bank, we determined Champ LP is an Investment Company under GAAP, and is therefore reflected at fair value.
Note 8 – Repurchase Agreement
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
Note 9 – Borrowings Under Repurchase Agreements
At September 30, 2014 and December 31, 2013, the Company had borrowings outstanding under the Company’s master repurchase agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “JPMorgan Facility”), the Wells Facility, the UBS Facility and the DB Facility.
At September 30, 2014 and December 31, 2013, the Company’s borrowings had the following debt balances, weighted average maturities and interest rates:

	September 30, 2014				December 31, 2013
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$20,990	0.4 years		1.0%	$47,751	0.2 years	*	1.2%	**
UBS Facility borrowings	133,899	4.0 years	*	2.8%	133,899	4.7 years		2.8%	Fixed
DB Facility borrowings	260,155	3.5 years		3.8%	—	0.0 years		—%	***
JPMorgan Facility borrowings	122,722	0.3 years		2.7%	20,383	1.1 years		2.7%	L+250
Total borrowings	$537,766	2.8 years		3.2%	$202,033	3.3 years		2.4%
 *Assumes extension options are exercised.
**At December 31, 2013, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 105 basis points. At September 30, 2014, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 80 basis points.
*** Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.

At September 30, 2014, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings	$20,990	$—	$—	$—	$20,990
UBS Facility borrowings *	—	133,899	—	—	133,899
DB Facility borrowings	5,530	153,463	101,162	—	260,155
JPMorgan Facility borrowings	122,722	—	—	—	122,722
Total	$149,242	$287,362	$101,162	$—	$537,766
*Assumes extension option is exercised.
At September 30, 2014, the Company’s collateralized financings were comprised of borrowings outstanding under the Wells Facility, the UBS Facility, the DB Facility and the JPMorgan Facility. The table below summarizes the outstanding balances at September 30, 2014, as well as the maximum and average balances for the nine months ended September 30, 2014.

		For the nine months ended September 30, 2014
	Balance at September 30, 2014	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$20,990	$47,751	$31,436
UBS Facility borrowings	133,899	133,899	133,899
DB Facility borrowings	260,155	260,155	99,611
JPMorgan Facility borrowings	122,722	169,066	92,026
Total	$537,766
DB Facility. During April 2014, the Company through an indirect wholly-owned subsidiary entered into the DB Facility with DB pursuant to which the Company may borrow up to $100,000 in order to finance the acquisition of CMBS. As of September 30, 2014, the DB Facility was amended to permit the Company to borrow up to $275,000. Subsequent to September 30, 2014, the DB Facility was further amended to permit the Company to borrow up to $300,000. The DB Facility has a term of four years, subject to certain restrictions. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged. The Company borrows an amount equal to the product of the estimated fair value of the collateral pledged divided by a margin ratio ranging from 125.00% to 181.82% depending on the collateral pledged.
Additionally, beginning on December 7, 2014 and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The DB Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
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
On May 9, 2014, the Company and the Funding Subsidiaries entered into an amendment letter to temporarily increase the maximum permitted borrowing under the JPMorgan Facility from $100,000 to approximately $146,814 and to amend the terms of the JPMorgan Facility in order to finance the acquisition of certain mezzanine real estate loans. This letter expired on May 23, 2014.
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
The Company was in compliance with the financial covenants under its repurchase agreements at September 30, 2014 and December 31, 2013.
Note 10 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At September 30, 2014, the March 2019 Notes had a carrying value of $139,564 and an unamortized discount of $4,186.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes", and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,593. At September 30, 2014, the August 2019 Notes had a carrying value of $106,490 and an unamortized discount of $4,511.
The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	55.3649	3/15/2019	4.46 years
August 2019 Notes	$111,000	5.50%	6.50%	55.3649	3/15/2019	4.46 years

(1)
Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2019 Notes converted.  The if-converted value of the 2019 Notes does not exceed their principal amount at September 30, 2014 since the closing market price of the Company’s common stock of $15.71 per share does not exceed the implicit conversion prices of $18.06 for the 2019 Notes.

 GAAP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $11,445 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2014. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $2,706 and $4,990 for the three and nine months ended September 30, 2014, respectively.  With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $299 and $529 for the three and nine months ended September 30, 2014.

As of September 30, 2014 potential shares of common stock contingently issuable upon the conversion of the 2019 Notes were excluded from the calculation of diluted income per share because it is management's intent and ability to settle the obligation in cash.
Note 11 – Participations Sold
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation and classified it as CMBS (Held-to-Maturity) on its consolidated financial statements.
Participations sold represent the interest in the Aruba loan the Company originated and subsequently sold. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At September 30, 2014, the Company had one such participation sold with a face amount of $90,000 and a carrying amount of $89,418. The participation sold has a cash coupon of LIBOR plus 440 basis points. The income earned on the participation sold is recorded as interest income and an identical amount is recorded as interest expense on the Company's consolidated statements of operations.
Note 12 – Derivative Instruments
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
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivatives are recorded directly in earnings. The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three and nine months ended September 30, 2014 and 2013.

		Three months ended September 30,		Nine months ended September 30,
	Location of Loss Recognized in Income	2014	2013	2014	2013
Interest rate swaps	Loss on derivative instruments – realized *	$—	$(24)	$—	$(156)
Interest rate swaps	Gain on derivative instruments – unrealized	—	25	—	155
Forward currency contract	Loss on derivative instruments - unrealized	3,026	—	1,933	—
Total		$3,026	$1	$1,933	$(1)

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

Note 13 – Related Party Transactions
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

The current term of the Management Agreement expired on September 29, 2014 and was automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors in February 2014, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to seek termination of the Management Agreement.
For the three and nine months ended September 30, 2014, respectively, the Company incurred approximately $3,193 and $8,725 in base management fees. For the three and nine months ended September 30, 2013, respectively, the Company incurred approximately $2,625 and $7,384 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and nine months ended September 30, 2014, respectively, the Company recorded expenses totaling $312 and $712 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the three and nine months ended September 30, 2013, respectively, the Company recorded expenses totaling $208 and $542 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at September 30, 2014 and December 31, 2013, respectively is approximately $3,193 and $2,628 for base management fees incurred but not yet paid.
Unconsolidated Joint Venture
On September 30, 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in KBC Bank, the German subsidiary of Belgian KBC Group NV. The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 ($39,477). The Company committed to invest up to approximately €38,000 ($50,000). Through its interest in Champ LP, the Company holds an indirect ownership interest in KBC Bank of approximately 21%. The Company together with other affiliated investors, in aggregate, own 100% of Champ LP. Champ LP together with certain unaffiliated third party investors, in aggregate, own 100% of KBC Bank.
Note 14 – Share-Based Payments
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
The Company recognized stock-based compensation expense of $308 and $1,096 for the three and nine months ended September 30, 2014, respectively, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $784 and $2,095 for the three and nine months ended September 30, 2013, respectively, related to restricted stock and RSU vesting. The following table summarizes the grants, exchanges and forfeitures of restricted common stock and RSUs during the nine months ended September 30, 2014:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at December 31, 2013		208,416	503,750
Canceled upon delivery	January 2014	—	(288,750)	n/a	n/a	n/a
Grant	April 2014	13,931	—	$235	July 2014	April 2017
Canceled upon delivery	April 2014	—	(5,000)	n/a	n/a	n/a
Grant	June 2014	—	10,254	$169	December 2014	December 2016
Outstanding at September 30, 2014		222,347	220,254

Below is a summary of expected restricted common stock and RSU vesting dates as of September 30, 2014.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
October 2014	3,313	—	3,313
December 2014	6,668	66,750	73,418
January 2015	3,320	—	3,320
March 2015	—	6,667	6,667
April 2015	3,321	—	3,321
July 2015	2,522	—	2,522
July 2015	500	—	500
October 2015	2,522	—	2,522
December 2015	6,668	66,759	73,427
January 2016	2,521	—	2,521
April 2016	2,522	—	2,522
July 2016	1,578	—	1,578
October 2016	1,577	—	1,577
December 2016	—	3,418	3,418
January 2017	1,161	—	1,161
April 2017	1,164	—	1,164
	39,357	143,594	182,951

At September 30, 2014, the Company had unrecognized compensation expense of approximately $540 and $1,611, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the nine months ended September 30, 2014, the Company delivered 240,277 shares of common stock for 283,750 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the consolidated statement of changes in stockholders' equity. The adjustment was $876 for the nine months ended September 30, 2014, and is included as a component of the capital decrease related to the Company's equity incentive plan in the consolidated statement of changes in stockholders’ equity.
Note 15 – Stockholders’ Equity
Common Stock Offering. During the second quarter of 2014, the Company completed a follow-on public offering of 9,706,000 shares of its common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price of $16.35 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $158,439 after deducting estimated offering expenses payable by the Company.
Dividends. For 2014, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 26, 2014	March 31, 2014	April 15, 2014	$0.40
April 29, 2014	June 30, 2014	July 15, 2014	$0.40
July 28, 2014	September 30, 2014	October 15, 2014	$0.40
For 2014, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 17, 2014	March 31, 2014	April 15, 2014	$0.5391
June 9, 2014	June 30, 2014	July 15, 2014	$0.5391
September 8, 2014	September 30, 2014	October 15, 2014	$0.5391
Note 16 – Commitments and Contingencies

KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that has agreed to acquire a minority participation in KBC Bank. The Company committed to invest up to approximately €38,000 ($50,000), representing approximately 21% of the ownership in KBC Bank. The acquisition closed during September 2014 and the Company funded an initial investment of €30,724 ($39,477).
Loan Commitments. As described in Note 5, at September 30, 2014, the Company had $104,600 of unfunded loan commitments.
Note 17 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$58,649	$58,649	$20,096	$20,096
Restricted cash	30,127	30,127	30,127	30,127
Securities, held-to-maturity	153,998	154,984	—	—
Commercial first mortgage loans	369,924	372,228	161,099	164,405
Subordinate loans	585,504	589,818	497,484	503,267
Borrowings under repurchase agreements	(537,766)	(536,612)	(202,033)	(202,148)
Convertible senior notes, net	(246,054)	(253,476)	—	—
Participations sold	(89,418)	(89,996)	—	—
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
Note 18 – Net Income per Share
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

The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$19,159	$12,900	$60,698	$36,621
Preferred dividends	(1,860)	(1,859)	(5,580)	(5,580)
Net income available to common stockholders	17,299	11,041	55,118	31,041
Dividends declared on common stock	(18,739)	(14,753)	(52,329)	(44,253)
Dividends on participating securities	(88)	(202)	(262)	(596)
Net income (loss) attributable to common stockholders	$(1,528)	$(3,914)	$2,527	$(13,808)
Denominator:
Basic weighted average shares of common stock outstanding	46,848,675	36,883,002	42,322,380	34,647,941
Diluted weighted average shares of common stock outstanding	47,068,929	37,379,469	42,538,744	35,103,285
Basic and diluted net income per weighted average share of common stock
Distributable Earnings	$0.40	$0.40	$1.24	$1.28
Undistributed income (loss)	$(0.03)	$(0.11)	$0.06	$(0.40)
Basic and diluted net income per share of common stock	$0.37	$0.29	$1.30	$0.88

Note 19 – Subsequent Events
Dividends. On October 28, 2014, the Company declared a dividend of $0.40 per share of common stock, which is payable on January 15, 2015 to common stockholders of record on December 31, 2014.
Repurchase Agreements. On October 1, 2014, the DB Facility was amended to increase the maximum permitted borrowing under the DB Facility from $275,000 to $300,000.
Investment Activity. During the fourth quarter of 2014, the Company deployed $4,657 of equity to acquire legacy CMBS with an aggregate purchase price of $23,283. The Company financed the CMBS utilizing $18,626 of borrowings under the DB Facility. The CMBS have a weighted average life of 3.0 years and have been underwritten to generate an IRR of approximately 15%.

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
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $167 billion as of June 30, 2014.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. The Company benefits from Apollo’s global infrastructure and operating platform, through which the Company is able to source, evaluate and manage potential investments in the Company’s target assets.

Market Overview
The commercial real estate market has largely recovered from the downturn experienced as part of the correction in the global financial markets which began in mid-2007.  Property values in many markets and across multiple property types have recovered and the lending market is functioning with both established and new entrants.  Based on the current market dynamics, including increasing real estate transaction activity and over $1 trillion of commercial real estate debt scheduled to mature through 2017, there remains a compelling opportunity for the Company to source and originate investments in its target assets at attractive risk adjusted returns. The Company will continue to focus on underlying real estate value, and transactions that benefit from the Company’s ability to execute complex and sophisticated transactions.
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
With the continued tapering of its bond purchases, the Federal Reserve continues to demonstrate a desire to continue reducing the amount of stimulus in the economy, while still maintaining an accommodative monetary policy. As a result, while the Federal Reserve has decreased the pace of its bond purchases, the low interest rate environment is expected to persist, remain attractive to borrowers and is projected to continue to drive significant refinancing activity across all property types during 2014.
After seeing substantial growth in 2012 and 2013, new-issue CMBS volume in the first three quarters of 2014 was approximately $71 billion, slightly ahead of the the $69 billion of volume during the same period in the prior year.   In 2013, approximately $86 billion of CMBS were issued in the United States, an increase of approximately 78% over 2012 and an increase of 163% over 2011.  While not directly related to many of the transactions we often pursue, the active CMBS market can be viewed as an indication of the strength and recovery of the commercial real estate lending market.
However, current volumes of CMBS issuance are still moderate relative to the peak of the market, which saw more than $229 billion in CMBS issuance in 2007.  We perceive that lenders still appear to be focused on stabilized cash flowing assets with LTV ratios lower than peak.  As a result, we expect to continue to see opportunities to originate mezzanine and first mortgage financings in transactions which benefit from the Company’s ability to source, structure and execute complex transactions.
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
Principles of Consolidation. We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all VIEs of which we are considered the primarily beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.
Securitization/Sale and Financing Arrangements.  We periodically sell our financial assets, such as commercial mortgage loans, CMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC Topic 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale-legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control-an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.
Financial Condition and Results of Operations
(in thousands—except share and per share data)
Investments
The following table sets forth certain information regarding the Company’s investments at September 30, 2014:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years) (1)	Equity at cost (2)	Current Weighted Average Underwritten IRR (3) (4)	Levered Weighted Average Underwritten IRR (3) (4)
First mortgages	$371,938	$369,924	8.9%	2.9	$122,722	2.7%	0.3	$247,202	13.0%	15.6%
Subordinate loans	587,005	585,504	12.0	3.2	—	—	—	585,504	12.8	12.8
CMBS, held-to-maturity (5)	65,000	64,580	12.2	4.6	—	—	—	64,580	12.2	12.2
CMBS	521,545	511,445	6.3	2.5	415,044	3.3	3.5	99,988	16.1	16.1
Total/Weighted Average	$1,545,488	$1,531,453	9.4%	3.0	$537,766	3.2%	2.8	$997,274	13.1%	13.7%

(1)	Assumes extension options are exercised. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Company's repurchase agreements.

(2)	CMBS includes $30,127 of restricted cash related to the UBS Facility and $26,540 related to investments purchased, not yet settled.

(3)
The underwritten IRR for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings remains constant over the remaining term. With respect to certain loans, the underwritten IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Item 1A-Risk Factors-The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table or elsewhere in this quarterly report over time.

(4)
The Company’s ability to achieve its underwritten levered weighted average IRR with regard to its portfolio of first mortgage loans is dependent upon the Company borrowing approximately $52,278 under the JPMorgan Facility or any replacement facility. Without such reborrowing, the levered weighted average underwritten IRRs will be as indicated in the current weighted average underwritten IRR column above.

(5)
CMBS (Held-to-Maturity) are net of a participation sold during June 2014. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At September 30, 2014, the Company had one such participation sold with a face amount of $90,000 and a carrying amount of $89,418.

Investment Activity

Investment activity. During February 2014, the Company provided a $80,000, floating rate first mortgage loan ($25,000 of which was funded at closing) for the development of a 50-unit luxury residential condominium in Montgomery County, Maryland. The Company’s loan is expected to fund the first phase of a two-phase development and has a 30-month term with a 6-month extension option. On a fully funded basis, the Company expects that the first mortgage loan will represent an underwritten loan-to-net sellout of approximately 68% and has been underwritten to generate a 15% IRR. See “—Investments” above for a discussion of IRR.
During April 2014, the Company closed a $210,000 fixed-rate, five-year first mortgage loan secured by a portfolio of 229 single-family and condominium homes located across North and Central America, the Caribbean and England. Simultaneous with closing, the Company syndicated $104,000 of the loan to other funds managed by affiliates of Apollo Global Management, LLC and retained $106,000. During August 2014, the Company sold an additional $5,000. The first mortgage loan has an appraised LTV of approximately 49% and was underwritten to generate an IRR of approximately 8.2% on an unlevered basis. The Company anticipates financing the investment and on a levered basis, the investment was underwritten to generate an IRR of approximately 15%.
During April 2014, the Company closed a $53,954 (£32,100) fixed-rate, nine-month mezzanine loan in connection with the purchase of an existing commercial building that is expected to be re-developed into a 173,000 salable square foot residential condominium in Central London. The mezzanine loan is part of a $126,060 (£75,000) pre-development loan comprised of a $72,106 (£42,900) first mortgage and the Company's $53,954 (£32,100) mezzanine loan. The Company will have the option, but not the obligation, to participate in the development financing. The Company’s loan basis represents a 78% appraised LTV and the mezzanine loan has been underwritten to generate an IRR of approximately 12%.
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. The property consists of 442 hotels rooms, 114 timeshare units, two casinos and approximately 131,500 square feet of retail space. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. The whole loan has a three-year term with two one-year extension options and an appraised LTV of approximately 60%. The junior participation was underwritten to generate an IRR of approximately 14%.
During May 2014, the Company closed a $34,000 floating-rate first mortgage loan for the acquisition of a newly renovated 301-key hotel located in downtown Philadelphia. The first mortgage has a three-year term with two one-year extension options and an underwritten loan-to-cost of approximately 58%. The first mortgage loan was underwritten to generate an IRR of approximately 13% on a levered basis.
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
During June 2014, the Company closed a $28,250 fixed-rate mezzanine loan secured by the equity interest in a 795-key full-service hotel and 226,000 square foot office and retail condominium in the Times Square neighborhood of New York City. The mezzanine loan has a remaining six month term and an underwritten LTV of approximately 67%. The mezzanine loan was underwritten to generate an IRR of approximately 8%.
During June 2014, the Company closed a $50,000 floating-rate mezzanine loan secured by the equity interest in a portfolio of 167 wholly owned skilled nursing facilities located across 19 states. The mezzanine loan was issued in connection with the refinancing of the portfolio and paid off the existing $47,000 mezzanine loan acquired in 2013. The new mezzanine loan has a two-year initial term with three one-year extension options and an underwritten LTV of approximately 62%. The mezzanine loan was underwritten to generate an IRR of approximately 12%.
During July 2014, the Company closed a $20,000 floating-rate mezzanine loan secured by the equity interest in a 280-key hotel in the NoMad neighborhood of New York City. The mezzanine loan has a two-year initial term and three one-year extension options and an appraised LTV of approximately 61%. The mezzanine loan was underwritten to generate an IRR of approximately 12%.
During July 2014, the Company closed a $34,500 ($30,000 of which was funded at closing) floating-rate, first mortgage loan secured by a newly constructed, Class-A, 63-unit multifamily property located in Brooklyn, New York, which also includes approximately 7,300 square feet of retail space and 31 parking spaces. The first mortgage loan has a two-year initial term with three one-year extension options and an appraised LTV of approximately 70% on a fully funded basis. The Company anticipates financing the loan, and on a levered basis, the loan was underwritten to generate an IRR of approximately 12%.
During August 2014, the Company closed a $15,000 fixed-rate subordinate loan secured by a top-tier ski resort located in Montana. The Company's loan has a six-year term, an appraised LTV of approximately 59% and has been underwritten to generate an IRR of approximately 15%.

On September 30, 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP, following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in KBC BankKBC Bank, the German subsidiary of Belgian KBC Group NV. The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 ($39,477 million). The Company committed to invest up to approximately €38,000 ($50,000). Through its interest in Champ LP, the Company holds an indirect ownership interest in KBC Bank of approximately 21%. The Company together with other affiliated investors, in aggregate, own 100% of Champ LP. Champ LP together with certain unaffiliated third party investors, in aggregate, own 100% of KBC Bank.
During 2014, the Company deployed $70,345 of equity to acquire legacy CMBS with an aggregate purchase price of $351,724. The Company financed the CMBS utilizing $281,379 of borrowings under the DB Facility. The CMBS have a weighted average life of 2.8 years and have been underwritten to generate an IRR of approximately 17%.
Repayments. During January 2014, the Company received a $15,000 principal repayment from a subordinate loan secured by a pledge of the equity interests in the owner of a New York City hotel. The Company realized an IRR of 14% on this subordinate loan.
During June 2014, the Company received a $47,000 principal repayment from a mezzanine loan secured by a pledge of the equity interests in a portfolio of skilled nursing facilities. The Company realized a 12% IRR on this mezzanine loan. .
During August 2014, the Company received the final repayment from a $50,000 mezzanine loan secured by a pledge of the equity interests in a borrower that owns a portfolio of seven office parks throughout Florida. The Company realized a 13% IRR on this mezzanine loan.

Net Income Available to Common Stockholders
For the three and nine months ended September 30, 2014, respectively, the Company’s net income available to common stockholders was $17,299, or $0.37 per share, and $55,118, or $1.30 per share. For the three and nine months ended September 30, 2013, respectively, the Company’s net income available to common stockholders was $11,041, or $0.29 per share, and $31,041, or $0.88 per share.

Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change (amount)	Change (%)	2014	2013	Change (amount)	Change (%)
Interest income from:
Securities	$6,129	$2,533	$3,596	142.0%	$12,914	$8,634	$4,280	49.6%
Securities, held to maturity	2,219	—	2,219	n/a	2,219	—	2,219	n/a
Commercial mortgage loans	8,025	4,954	3,071	62.0%	18,475	12,222	6,253	51.2%
Subordinate loans	18,983	12,184	6,799	55.8%	51,951	35,137	16,814	47.9%
Repurchase agreements	—	—	—	—%	—	2	(2)	(100.0)%
Interest expense	(8,786)	(885)	(7,901)	892.8%	(15,802)	(2,909)	(12,893)	443.2%
Net interest income	$26,570	$18,786	$7,784	41.4%	$69,757	$53,086	$16,671	31.4%
Net interest income for the three and nine months ended September 30, 2014, respectively, increased $7,784, or 41.4%, and $16,671, or 31.4%, from the same periods in 2013. The increase is primarily the result of additional interest income from securities, commercial mortgage loans and subordinate loans which was partially offset by an increase in interest expense.
Interest income related to securities for the three and nine months ended September 30, 2014, respectively, increased $3,596, or 142.0%, and $4,280, or 49.6%, from the same periods in 2013. The increase is attributable to the purchase of $325,961 of CMBS during the first nine months of 2014. This increase was partially offset by the repayment of $30,595 of CMBS during the first nine months of 2014.
Interest income related to securities (held-to-maturity) of $2,219 for the three and nine months ended September 30, 2014 is attributable to the Company's investment in a subordinate loan during May 2014 that was subsequently converted to a CMBS during August 2014. See Note 4 of the consolidated financial statements for further discussion of this investment.

The increase in interest income related to commercial mortgage loans for the three and nine months ended September 30, 2014, respectively, of $3,071, or 62.0%, and $6,253, or 51.2%, from the same periods in 2013, is primarily attributable to the funding of $211,738 of commercial mortgage loans net of repayments of $666 during 2014.
The increase in interest income related to subordinate loans for the three and nine months ended September 30, 2014, respectively, of $6,799, or 55.8%, and $16,814, or 47.9%, from the same periods in 2013 is primarily attributable to the funding of $353,386 of subordinate loans net of repayments of $117,003 during 2014. The increase in interest income was offset by a one-time $2,500 prepayment penalty received upon the repayment of two mezzanine loans in February 2013.
The decrease in interest related to repurchase agreements for the nine months ended September 30, 2014 of $(2), or (100.0)%, from the same period in 2013 is attributable to the final repayment of the repurchase facility in January 2013.
Interest expense for the three and nine months ended September 30, 2014, respectively, increased $7,901, or 892.8%, and $12,893, or 443.2%, from the same periods in 2013. In addition to the Company's issuance of the 2019 Notes, the increase is primarily attributable to the increase in the weighted average cost of funds from 1.9% at September 30, 2013 to 3.2% at September 30, 2014. This increase in the weighted average cost of funds was primarily related to the Company's borrowings under the UBS Facility and DB Facility. This increase in interest expense was also attributable to the increase in the average balance of the Company’s borrowings under repurchase agreements from $204,169 for the nine months ended September 30, 2013 to $356,972 for the nine months ended September 30, 2014.
Operating Expenses
The following table sets forth the Company’s operating expenses for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change (amount)	Change (%)	2014	2013	Change (amount)	Change (%)
General and administrative expense	$1,126	$1,009	$117	11.6%	$3,259	$3,031	$228	7.5%
Stock-based compensation expense	308	784	(476)	(60.7)%	1,096	2,095	(999)	(47.7)%
Management fee expense	3,193	2,625	568	21.6%	8,725	7,384	1,341	18.2%
Total operating expense	$4,627	$4,418	$209	4.7%	$13,080	$12,510	$570	4.6%
General and administrative expense for the three and nine months ended September 30, 2014, respectively, increased $117, or 11.6%, and $228, or 7.5%, from the same periods in 2013. Stock-based compensation expense for the three and nine months ended September 30, 2014, respectively, decreased $476, or 60.7%, and $999, or 47.7%, from the same periods in 2013. The decrease is primarily attributable to final vesting of 288,750 RSUs on January 1, 2014. Share-based payments are discussed further in the accompanying consolidated financial statements, “Note 14—Share-Based Payments.”
Management fee expense for the three and nine months ended September 30, 2014, respectively, increased $568, or 21.6%, and $1,341, or 18.2%, from the same periods in 2013. The increase is primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering completed in March 2013 and, to a lesser extent, the Company's follow-on common equity offering completed during the second quarter of 2014. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements, “Note 13—Related Party Transactions.”
Realized and unrealized gain/loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS, non U.S. dollar denominated loans and derivative instruments are included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013:

		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2014	2013	2014	2013
Securities	Unrealized gain (loss) on securities	$(2,147)	$(1,472)	$4,787	$(3,973)
Foreign currency	Foreign currency gain (loss) - unrealized	(3,596)	—	(2,637)	—
Interest rate swaps	Loss on derivative instruments – realized *	—	(24)	—	(156)
Interest rate swaps	Gain on derivative instruments – unrealized	—	25	—	155
Forward currency contract	Loss on derivative instruments - unrealized	3,026	0	1,933	0
Total		$(2,717)	$(1,471)	$4,083	$(3,974)

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.
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
For the three and nine months ended September 30, 2014, respectively, the Company recognized an unrealized gain (loss) on securities of $(2,147) and $4,787. For the three and nine months ended September 30, 2013, respectively, the Company recognized an unrealized gain (loss) on securities of $(1,472) and $(3,973). These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
Dividends
Dividends. For 2014, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 26, 2014	March 31, 2014	April 15, 2014	$0.40
April 29, 2014	June 30, 2014	July 15, 2014	$0.40
July 28, 2014	September 30, 2014	October 15, 2014	$0.40

For 2014, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 17, 2014	March 31, 2014	April 15, 2014	$0.5391
June 9, 2014	June 30, 2014	July 15, 2014	$0.5391
September 8, 2014	September 30, 2014	October 15, 2014	$0.5391
Subsequent Events
Dividends. On October 28, 2014, the Company declared a dividend of $0.40 per share of common stock, which is payable on January 15, 2015 to common stockholders of record on December 31, 2014.
Repurchase Agreements. On October 1, 2014, the DB Facility was amended to increase the maximum permitted borrowing under the DB Facility from $275,000 to $300,000.
Investment Activity. During the fourth quarter of 2014, the Company deployed $4,657 of equity to acquire legacy CMBS with an aggregate purchase price of $23,283. The Company financed the CMBS utilizing $18,626 of borrowings under the DB

Facility. The CMBS have a weighted average life of 3.0 years and have been underwritten to generate an IRR of approximately 15%.
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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at September 30, 2014. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In January 2010, the Company entered into the JPMorgan Facility, pursuant to which the Company may borrow up to $100,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Per the terms of the original agreement, amounts borrowed under the JPMorgan Facility bore interest at a spread of 3.00% over one-month LIBOR with no floor. During April 2012, the Company amended the JPMorgan Facility to reduce the interest rate spread by 50 basis points to LIBOR+2.50%. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. In February 2013, the Company, through two of the Company’s subsidiaries, amended and restated the JPMorgan Facility to extend the maturity date to January 31, 2014, which was subsequently extended for an additional 364 days pursuant to the exercise of the extension option during January 2014. The Company paid JPMorgan an upfront structuring fee of 0.50% of the facility amount for the first year of the term and an extension fee of 0.25% for the January 2014 extension. During the second quarter of 2014, through a series of letter agreements, JPMorgan agreed to temporarily waive compliance with the minimum liquidity covenant under the JPMorgan Facility that requires the Company to maintain minimum liquidity of the greater of 10% of total consolidated recourse indebtedness and $12,500, and temporarily amended the JPMorgan Facility to increase the maximum permitted borrowing from $100,000 to approximately $146,814 and amended the terms in order to finance the acquisition of certain mezzanine real estate loans. On June 12, 2014, the Company and two of the Company’s subsidiaries entered into the Third Amendment and Restatement with JPMorgan. The Third Amendment and Restatement amended the JPMorgan Facility to facilitate the financing of mezzanine loans under the JPMorgan Facility and increased the maximum permitted borrowing to $175,000. Pricing on the JPMorgan Facility will remain at LIBOR+2.5%. In connection with the Third Amendment and Restatement, the full guarantee provided by the Company for the obligations of its borrower subsidiaries under the JPMorgan Facility was also amended to require the Company to hold minimum liquidity equal to the greater of 5% of its total recourse indebtedness and $15,000. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations that would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), a maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant ($1 during any four consecutive fiscal quarters). As amended and restated, the JPMorgan Facility expires in January 2015.
As of September 30, 2014, the Company had $122,722 of borrowings outstanding under the JPMorgan Facility.
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
During December 2011, the Company, through an indirect wholly-owned subsidiary, entered into an amendment letter (the “Amendment Letter”) related to the Wells Facility to increase its maximum permitted borrowing under the facility from $250,000 to $506,000 in order to pay down its borrowings under the Term Asset-Backed Securities Loan Facility (the “TALF”) program administered by the Federal Reserve Bank of New York and to finance the CMBS that had been financed under the TALF program. The Amendment Letter additionally adjusted the pricing margin for all assets financed under the Wells Facility occurring after December 22, 2011 from 1.25% to 1.50%, and added a minimum liquidity covenant, requiring the Company to maintain at all times an amount in Repo Liquidity (as generally defined under the Wells Facility to include all amounts held in the collection account established under the Wells Facility for the benefit of Wells Fargo, cash, cash equivalents, super-senior CMBS rated AAA by at least two rating agencies, and total amounts immediately and unconditionally available on an unrestricted basis under all outstanding capital commitments, subscription facilities and secured revolving credit or repurchase facilities) no less than the greater of 10% of the total consolidated recourse indebtedness of the Company and $12,500. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) the applicable pricing margin.
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
At September 30, 2014, the Company had $20,990 of borrowings outstanding under the Wells Facility secured by CMBS held by the Company.
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
As of September 30, 2014, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
DB Facility
During April 2014, the Company through an indirect wholly-owned subsidiary entered into the DB Facility with DB pursuant to which the Company may borrow up to $100,000 in order to finance the acquisition of CMBS. The DB Facility was amended during 2014 to permit the Company to borrow up to $275,000. The DB Facility has a term of four years, subject to certain restrictions. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged. The Company borrows an amount equal to the product of the estimated fair value of the collateral pledged divided by a margin ratio ranging from 125.00% to 181.82% depending on the collateral pledged.
Additionally, beginning on December 7, 2014 and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The DB Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
As of September 30, 2014, the Company had $260,155 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019, for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $139,037.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019, for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $109,593.
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of the $58,649 of cash available at September 30, 2014, principal and interest payments the Company receives on its portfolio of assets, as well as available borrowings under its repurchase agreements. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At September 30, 2014, $52,278 of borrowing capacity under the JPMorgan Facility was available; however, the Company may need to acquire additional commercial first mortgage loans or CMBS in order to utilize all of that capacity. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities.
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
Investment Guidelines
During April 2014, based on the Manager's recommendation, the Company's board of directors amended the Company's investment guidelines by removing certain limitations related to non-U.S. assets, undeveloped land, construction loans and for-sale residential real-estate loans. The Company's board of directors adopted the following investment guidelines:

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

Contractual obligations and commitments
The Company’s contractual obligations including expected interest payments as of September 30, 2014 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings *	$21,079	$—	$—	$—	$21,079
UBS Facility borrowings **	3,794	140,499	—	—	144,293
DB Facility borrowings	15,387	168,948	102,413	—	286,748
JPMorgan Facility borrowings*	123,835	—	—	—	123,835
Total	$164,095	$309,447	$102,413	$—	$575,955

*	Assumes current LIBOR of 0.15% for interest payments due under the JPMorgan Facility and Wells Facility.
**    Assumes extension options are exercised.

KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that agreed to acquire a minority participation in KBC Bank. The Company committed to invest up to approximately €38,000 ($50,000), representing approximately 21% of the ownership in KBC Bank. The acquisition closed during September 2014 and the Company funded an initial investment of €30,724 ($39,477).
Loan Commitments. At September 30, 2014, the Company had $104,600 of unfunded loan commitments.
Management Agreement. On September 23, 2009, the Company entered into the Management Agreement with the Manager pursuant to which the Manager is entitled to receive a management fee and the reimbursement of certain expenses. The table above does not include amounts due under the Management Agreement as those obligations do not have fixed and determinable payments. Pursuant to the Management Agreement, the Manager is entitled to a base management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of the Company’s stockholders’ equity (as defined in the Management Agreement), per annum. The Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel. The Company does not reimburse its Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) the Company’s Chief Financial Officer based on the percentage of time spent on the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of time devoted by such personnel to the Company’s affairs. The Company is also required to reimburse its Manager for operating expenses related to the Company incurred by its Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligation is not subject to any dollar limitation.
The current term of the Management Agreement expired on September 29, 2014 and was automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year terms only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable. Following a meeting by the Company’s independent directors in February 2014, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.
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

Non-GAAP Financial Measures
Operating Earnings
For the three and nine months ended September 30, 2014, respectively, the Company’s Operating Earnings were $20,768, or $0.44 per share, and $52,805, or $1.24 per share. For the three and nine months ended September 30, 2013, respectively, the Company’s Operating Earnings were $13,272, or $0.35 per share, and $36,954, or $1.05 per share. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income, (iii) unrealized income from unconsolidated joint ventures and (iv) the non-cash amortization expense related to the reclassification of a portion of the senior convertible notes to stockholders’ equity in accordance with GAAP.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income available to common stockholders	$17,299	$11,041	$55,118	$31,041
Adjustments:
Income from unconsolidated joint venture	88	—	88	—
Unrealized (gain) loss on securities	2,147	1,472	(4,787)	3,973
Unrealized (gain) loss on derivative instruments	(3,026)	(25)	(1,933)	(155)
Equity-based compensation expense	308	784	1,096	2,095
Foreign currency (gain) loss	3,596	—	2,637	—
Amortization of the 2019 Notes related to equity reclassification	356	—	586	—
Total adjustments:	3,469	2,231	(2,313)	5,913
Operating Earnings	$20,768	$13,272	$52,805	$36,954
Basic and diluted Operating Earnings per share of common stock	$0.44	$0.35	$1.24	$1.05
Basic weighted average shares of common stock outstanding	46,848,675	36,883,002	42,322,380	34,647,941
Diluted weighted average shares of common stock outstanding	47,068,929	37,379,469	42,538,744	35,103,285

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
At September 30, 2014, all of the Company’s borrowings outstanding under the Wells Facility and the JPM Facility were floating-rate borrowings. At September 30, 2014, the Company also had floating rate assets with a face amount of $583,406, resulting in net variable rate exposure of $439,694. A 50 basis point increase in LIBOR would increase the quarterly net interest income related to the $439,694 in variable rate exposure by approximately $400. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended September 30, 2014, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2014, the Company was not involved in any material legal proceedings.
ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the Company’s risk factors during the nine months ended September 30, 2014.
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

October 31, 2014

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