Form 10-K
period 2014-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2015-02-26
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 1-34452
 __________________________________________________________
APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________

Maryland	27-0467113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Apollo Global Management, LLC 9 West 57th Street, 43rd Floor, New York, New York (Address of principal executive offices)	10019 (Zip Code)
(212) 515-3200
(Registrant’s telephone number, including area code)
________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $765,229,053 based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.
On February 24, 2015, the registrant had a total of 46,900,442 shares of Common Stock outstanding.
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2015 annual meeting of stockholders scheduled to be held on or about April 28, 2015 are incorporated by reference into Part III of this annual report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements in this annual report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to remain excluded from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.
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
The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit-oriented capital markets and real estate. Apollo had total assets under management of $160 billion as of December 31, 2014. The Manager is led by an experienced team of senior real estate professionals who have significant experience in commercial property investing, financing and ownership. The Manager benefits from the investment, finance and managerial expertise of Apollo’s private equity, credit-oriented capital markets and real estate investment professionals. The Company believes its relationship with Apollo provides the Company with significant advantages in sourcing, evaluating, underwriting and managing investments in the Company’s target assets.
The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2014, the Company held a diversified portfolio comprised of approximately $458,520 of commercial mortgage loans, $561,182 of subordinate loans and $539,835 of CMBS. The Company has financed this portfolio as of December 31, 2014 with $622,194 of borrowings under the Company’s master repurchase agreements as well as the proceeds of offerings of $254,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "Convertible Senior Notes").
The Company is a Maryland corporation that was organized in 2009 and has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its year ended December 31, 2009. The Company generally is not subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes its net taxable income to stockholders and maintains its intended qualification as a REIT. The Company also operates its business in a manner intended to allow it to remain excluded from registration as an investment company under the 1940 Act.
INVESTMENT STRATEGY
To identify attractive opportunities within its target assets, the Company relies on the expertise of the Manager and its affiliates as well as their platform which integrates real estate experience with private equity and capital markets, in transaction sourcing, underwriting, execution, asset operation, management and disposition. In the near-to-medium term, the Company expects to continue to deploy its capital through the origination and acquisition of senior performing commercial mortgage loans, subordinate financings, CMBS and other commercial real-estate related debt investments at attractive risk-adjusted yields.
The Company targets investments that are secured by institutional quality real estate. The Company’s underwriting includes a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. The Manager may also take advantage of opportunistic pricing dislocations created by distressed sellers or distressed capital structures where a lender or holder of a loan or security is in a compromised situation due to the relative size of its portfolio, the magnitude of nonperforming loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. In pursuing investments with attractive risk-reward profiles, the Company incorporates its views of the current and future economic environment, its outlook for real estate in general and particular asset classes and its assessment of the risk-reward profile derived from its underwriting and cash flow analysis, including taking into account relative valuation, supply and demand fundamentals, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, real estate prices, delinquencies, default rates, recovery of various sectors and vintage of collateral. In general, the Company pursues a value-driven approach to underwriting and diligence, consistent with the historical investment strategy of the Manager and its affiliates. Each prospective investment receives a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment. On the Company’s behalf, the Manager has implemented underwriting standards founded on fundamental market and credit analyses with a focus on current and sustainable cash flows. These underwriting standards place a particular emphasis on due diligence of the sponsor/borrower. All investment decisions are made with a view to maintaining the Company’s qualification as a REIT and its exclusion from registration under the 1940 Act.
FINANCING STRATEGY
The Company uses borrowings as part of its financing strategy. The Company believes the amount of leverage it uses is consistent with the Company’s intention of keeping total borrowings within a prudent range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in the Company’s investment portfolio, the potential for losses and extension risk in the Company’s investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of the Company’s financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of the Company’s target assets and the type of collateral underlying such target assets. In utilizing leverage, the Company seeks to enhance equity returns while limiting interest rate exposure. In addition to current repurchase facilities, the Company may access additional repurchase facilities and more traditional borrowings such as credit facilities. As of December 31, 2014, the Company had $20,166 of borrowings outstanding under the Company’s master repurchase agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”), $168,124 of borrowings outstanding under the Company’s $100,000 repurchase facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “JPMorgan Facility”) and $133,899 of borrowings outstanding under the Company's repurchase facility with UBS AG, London Branch ("UBS") (the "UBS Facility").
To the extent market conditions improve and markets stabilize over time, the Company may increase its borrowing levels. In the future, the Company may also seek to raise further equity or debt capital in order to fund future investments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s borrowings as of December 31, 2014.
From time to time, the Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. Under the U.S. federal income tax laws applicable to REITs, the Company generally is able to enter into certain transactions to hedge indebtedness it incurs to acquire or carry real estate assets, although the total gross income from interest rate hedges that does not meet this requirement and other non-qualifying sources generally must not exceed 5% of the Company’s gross income.
The Company also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of its assets. The U.S. federal income tax rules applicable to REITs may require the Company to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to U.S. federal corporate income taxation.
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
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s borrowings under repurchase agreements as of December 31, 2014.
CORPORATE GOVERNANCE
The Company strives to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•
The Company’s board of directors is composed of a majority of independent directors. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Company's board of directors are composed exclusively of independent directors.

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
AVAILABLE INFORMATION
The Company maintains a website at www.apolloreit.com and makes available, free of charge, on the Company’s website (a) the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, the “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. The Company’s documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company provides copies of its Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations at Apollo Commercial Real Estate Finance, Inc., c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

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
The Company is subject to conflicts of interest arising out of its relationship with Apollo, including the Manager. The Company has and may enter into transactions with Apollo and other Apollo vehicles. In particular, the Company has invested in and may in the future invest in, or acquire, certain of its investments through joint ventures with Apollo or its affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to other Apollo vehicles. Any such transactions require approval by a majority of the Company’s independent directors. In certain instances the Company may invest alongside other Apollo vehicles in different parts of the capital structure of the same issuer. Depending on the size and nature of such investment, such transactions may require approval by a majority of the Company’s independent directors. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to the Company as those that would have been obtained in an arm’s length transaction.
In addition to the Company, an affiliate of the Manager manages other investment vehicles whose core investment strategies focus on one or more of the Company’s target asset classes. To the extent such other Apollo vehicles or other vehicles that may be organized in the future seek to acquire or divest of the same target assets as the Company, the scope of opportunities otherwise available to the Company may be adversely affected and/or reduced.
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
Termination of the Management Agreement with the Manager without cause is difficult and costly. The Management Agreement provides that, in the absence of cause, it may only be terminated by the Company, upon the vote of at least two thirds of the Company’s independent directors based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company, or (ii) a determination that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two thirds of the Company’s independent directors. The Manager will be provided 180 days prior notice of any such termination. Additionally, upon a termination by the Company without cause (or upon a termination by the Manager due to the Company’s material breach), the Management Agreement provides that the Company will pay the Manager a termination payment equal to three times the average annual base management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to the Company of electing not to renew, or defaulting in its obligations under, the Management Agreement, thereby adversely affecting the Company’s inclination to end its relationship with the Manager, even if the Company believes the Manager’s performance is not satisfactory.

The current term of the Management Agreement expires on September 29, 2015, and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances, described above, which would require the Company to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage the Company, the Company may not be able to continue to execute its business plan.
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
Apollo generally follows an open architecture approach to information sharing within the larger Apollo organization and does not normally impose information barriers among Apollo and certain of its affiliates. If the Manager were to receive material non-public information about a particular company, or have an interest in investing in a particular company, Apollo or certain of its affiliates may be prevented from investing in or disposing of investments in such company. Conversely, if Apollo or certain of its affiliates were to receive material non-public information about a particular company, or have an interest in investing in a particular company, the Company may be prevented from investing in or disposing of investments in such company. This risk affects the Company more than it does investment vehicles that are not related to Apollo, as Apollo generally does not use information barriers that many firms implement to separate persons who make investment decisions from others who might possess material, non-public information that could influence such decisions. Apollo’s approach to these barriers could prevent the Manager’s investment professionals from undertaking advantageous investments or dispositions that would be permissible for them otherwise. In addition, Apollo could in the future decide to establish information barriers, particularly as its business expands and diversifies. In such event, Apollo’s ability to operate as an integrated platform will be restricted and the Manager’s resources may be limited.
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
The departure of any senior personnel of the Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on the Company’s ability to achieve its investment objectives. In addition, the Company offers no assurance that the Manager will remain its investment manager or that the Company will continue to have access to the Manager’s or Apollo’s executive officers and other investment professionals. The current term of the Management Agreement with the Manager expires on September 29, 2015, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage it, the Company may not be able to continue to execute its business plan.
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

RISKS RELATING TO THE COMPANY’S BUSINESS AND STRUCTURE
The Company operates in a competitive market for investment opportunities and future competition may limit its ability to acquire desirable investments in or dispose of its target assets and could also affect the pricing of these securities.
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
The Company’s ability to generate returns for its stockholders through its investment, finance and operating strategies is subject to then existing market conditions, and it may make significant changes to these strategies in response to changing market conditions, which could adversely impact the Company's profitability and risk profile.
The Company has been formed to generate attractive risk-adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. The Company intends to achieve this objective by originating, investing in, acquiring, financing and managing a diversified portfolio of its target assets. In the future, the Company may, depending on prevailing market conditions, change its investment guidelines in response to opportunities available in different interest rate, economic and credit environments. The Company has in the past made and in the future may make such changes at any time with the approval of its board of directors but without the consent of its stockholders. Future changes in the Company’s investment policies could adversely impact the Company’s profitability and risk profile.
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
The Company cannot assure its stockholders of its ability to pay dividends in the future.

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
The U.S. government, the U.S. Federal Reserve (the "Federal Reserve"), the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions to address the underlying causes of, and to contain the fallout from, the global financial crisis in 2007 and 2008. For example, on July 21, 2010 President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act the (“Dodd-Frank Act”). Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. The Dodd-Frank Act impacted the asset-backed securitization markets, including the CMBS market, most notably by imposing credit risk retention requirements on securitizers, which were finalized by various rule making regulators in October 2014, with an effective date of December 24, 2016 for commercial mortgage-backed securitizations. In addition to the foregoing, the U.S. Government, Federal Reserve, Treasury and other governmental and regulatory bodies, such as the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators, may scrutinize or seek to implement changes to regulation which could negatively impact mortgage REITs, such as the Company. The Company cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on the Company’s business, results of operations and financial condition.
The Company may be unable to operate within the parameters that allow it to be excluded from regulation as a commodity pool operator, which would subject the Company to additional regulation and compliance requirements, and could materially adversely affect its business and financial condition.
The enforceability of agreements underlying certain derivative transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international statutory and regulatory requirements. Recently, regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps,” which requires that many swaps be executed on a regulated market and cleared through a central counterparty, which may result in increased margin requirements and costs. In addition, under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator” (a “CPO”). In December 2012, the Commodity Futures Trading Commission issued a no-action letter giving relief to operators of mortgage REITs from the requirements applicable to CPOs. In order to qualify, the Company must, among other non-operation requirements: (1) limit its initial margin and premiums for commodity interests (swaps and exchange-traded derivatives) to no more than 5% of the fair market value of its total assets; and (2) limit its net income from commodity interests that are not “qualifying hedging transactions” to less than 5% of its gross income. The need to operate within these parameters could limit the use of swaps by the Company below the level that the Manager would otherwise consider optimal or may lead to the registration of the Manager or directors of the Company as commodity pool operators, which will subject the Company to additional regulatory oversight, compliance and costs.
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
In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of this exclusion. There can be no assurance that the laws and regulations governing the 1940 Act status of companies relying on Section 3(c)(5)(C) of the 1940 Act, including the SEC or its staff providing more specific or different guidance regarding this exclusion, will not change in a manner that adversely affects the Company’s operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusion, the Company may be required to adjust its strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to the Company, or it could further inhibit the Company’s ability to pursue the strategies it has chosen.
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
In general, Rule 3a-7 excludes from the 1940 Act issuers that limit their activities as follows:
•the issuer issues securities the payment of which depends primarily on the cash flow from “eligible assets,” which are assets that by their terms convert into cash within a finite time period;
•the securities sold are fixed income securities rated investment grade by at least one rating agency except that fixed income securities which are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to “qualified institutional buyers” and to persons involved in the organization or operation of the issuer;
•the issuer acquires and disposes of eligible assets (1) only in accordance with the agreements pursuant to which the securities are issued and (2) so that the acquisition or disposition does not result in a downgrading of the issuer’s fixed income securities and (3) the eligible assets are not acquired or disposed of for the primary purpose of recognizing gains or decreasing losses resulting from market value changes; and
•unless the issuer is issuing only commercial paper, the issuer appoints an independent trustee, takes reasonable steps to transfer to the trustee an ownership or perfected security interest in the eligible assets, and meets rating agency requirements for commingling of cash flows.

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
In the absence of further SEC staff guidance, the aggregate value of the Company’s interests in its subsidiaries that rely on Rule 3a-7, will need to amount to less than 20% of the Company’s total assets on an unconsolidated basis.
In August 2011, the SEC issued a release in which it indicated that it is considering proposing amendments to Rule 3a-7 to “reflect market developments since 1992, when Rule 3a-7 was adopted, and recent developments affecting asset-backed issuers.” Any amendments to Rule 3a-7 could provide additional flexibility or it could inhibit the ability of any Company subsidiary to rely on this Rule or to pursue certain strategies it has identified for such subsidiary.
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
Securities eligible for future sale may have adverse effects on the market price of the Company's common stock.
Subject to applicable law, the Company's board of directors has the authority, without further stockholder approval, to issue additional authorized shares of common stock and securities convertible into or exchangeable for the Company's common stock on the terms and for the consideration it deems appropriate. Additional securities offerings or issuance of additional common stock in connection with the conversion of convertible or exchangeable securities may dilute the holdings of the Company's existing stockholders or reduce the market price of its common stock, or both. Sales or other issuances of substantial amounts of the Company's common stock or the perception that such sales or issuances could occur, may adversely affect the prevailing market price the common stock.

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
Certain provisions in the indenture governing the Convertible Senior Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of the Company.
Certain provisions in the Convertible Senior Notes and the indenture governing the Convertible Senior Notes could make it more difficult or more expensive for a third party to acquire the Company. For example, if a takeover would constitute a fundamental change, holders of the Convertible Senior Notes will have the right to require the Company to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, the Company may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, the Company's obligations under the Convertible Senior Notes and the indenture could increase the cost of acquiring the Company or otherwise discourage a third party from acquiring the Company or removing incumbent management.
The Company’s rights and the rights of its stockholders to take action against its directors and officers are limited, which could limit stockholders' recourse in the event of actions not in stockholders' best interests.
The Company’s charter limits the liability of its present and former directors and officers to the Company and the Company’s stockholders for money damages to the maximum extent permitted under Maryland law. Under Maryland law, the Company’s present and former directors and officers do not have any liability to the Company and its stockholders for money damages other than liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.
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
In order for the Company to qualify as a REIT, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own the Company’s stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve the Company’s REIT qualification, among other purposes, the Company’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s common stock. The Articles Supplementary for the Company's Preferred Stock prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of its outstanding Preferred Stock. The indenture governing the Convertible Senior Notes prohibits a holder of notes from receiving shares of the Company's stock upon conversion of the notes if such receipt would violate the ownership limitations contained in the Company’s charter. These ownership limits in the Company’s charter could have the effect of discouraging a takeover or other transaction in which holders of the Company’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. The Company’s board of directors has established exemptions from the ownership limits in the Company's charter which permit Apollo and certain of its affiliates to collectively hold up to 25% of the Company’s common stock and certain institutional investors and certain of their specified affiliates to collectively each hold up to 15% of the Company’s common stock.
RISKS RELATED TO THE COMPANY’S FINANCING
The Company’s access to private sources of financing may be limited and thus the Company’s ability to potentially enhance its returns may be adversely affected.
The Company’s access to private sources of financing depends upon a number of factors over which it has little or no control, including:
•general market conditions;
•the market’s view of the quality of the Company’s assets;
•the market’s perception of the Company’s growth potential;
•the Company’s eligibility to participate in and access capital from programs established by the U.S. Government;
•the Company’s current and potential future earnings and cash distributions; and
•the market price of the shares of the Company’s common stock.
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

However, the Company may increase the amount of leverage it utilizes at any time without approval of its stockholders. Incurring substantial debt could subject the Company to many risks that, if realized, would materially and adversely affect it, including the risk that:
•the Company’s cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or the Company may fail to comply with all of the other covenants contained in the debt documents, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that the Company may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) the Company’s inability to borrow unused amounts under the Company’s financing arrangements, even if the Company is current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of the Company’s assets to foreclosure or sale;
•the Company’s debt may increase its vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;
•the Company may be required to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and
•the Company may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.
Any credit facilities and repurchase agreements that the Company may use to finance its assets may require the Company to provide additional collateral or pay down debt.
As of January 31, 2015, the Company has five master repurchase agreements in place, with an aggregate borrowing capacity of $808,683. The Company may utilize credit facilities and additional repurchase agreements to finance its assets if they become available on acceptable terms. In the event the Company utilizes such financing arrangements, they may involve the risk that the market value of the Company’s assets pledged or sold by the Company to the repurchase agreement counterparty or provider of the credit facility may decline in value, in which case the lender may require the Company to provide additional collateral or to repay all or a portion of the funds advanced. The Company may not have the funds available to repay its debt at that time, which would likely result in defaults unless the Company is able to raise the funds from alternative sources, which the Company may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce the Company’s liquidity and limit its ability to leverage its assets. If the Company cannot meet these requirements, the lender could accelerate the Company’s indebtedness, increase the interest rate on advanced funds and terminate the Company’s ability to borrow funds from them, which could materially and adversely affect the Company’s financial condition and ability to implement its business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, the Company’s loans may become subject to bankruptcy or insolvency proceedings, thus depriving the Company, at least temporarily, of the benefit of these assets. Such an event could restrict the Company’s access to credit facilities and increase the Company’s cost of capital. The providers of repurchase agreement financing and credit facilities may also require the Company to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow the Company to satisfy its collateral obligations. In the event that the Company is unable to meet these collateral obligations, the Company’s financial condition and prospects could deteriorate rapidly.
The Company’s existing repurchase facilities impose restrictive covenants.
The Company’s repurchase facilities contain restrictive covenants which impose limitations on the manner in which the Company conducts its business. These covenants may restrict the Company’s ability to engage in transactions that it believes would otherwise be in the best interests of its stockholders. Failure to comply with any of the covenants in the Company’s repurchase facilities could result in a default in those facilities. This could cause the Company’s lenders to accelerate the timing of payments which could have a material adverse effect on the Company’s business, financial condition and results of operations, its ability to make distributions to stockholders and the trading price of its common stock. For additional information about the Company’s repurchase facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Borrowings Under Various Financing Arrangements.”
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
Borrowing rates are currently at historically low levels that may not be sustained in the long run. As the Company’s repurchase agreements and other short-term borrowings mature, it will be required either to enter into new borrowings or to sell certain of the Company’s assets. An increase in short-term interest rates at the time that the Company seeks to enter into new borrowings would reduce the spread between the returns on its assets and the cost of its borrowings. This could adversely affect the returns on the Company’s assets, which might reduce earnings and, in turn, cash available for distribution to its stockholders. In addition, because repurchase agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for the Company to secure continued financing. If the Company is not able to renew its then existing facilities or arrange for new financing on terms acceptable to the Company, or if it defaults on its covenants or is otherwise unable to access funds under any of these facilities, the Company may have to curtail its asset acquisition activities and/or dispose of assets.
Interest rate fluctuations could reduce the income on the Company’s investments and could increase the Company’s financing costs, which may adversely affect the Company's earnings and its cash available for distribution to its stockholders.
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
Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities and other aspects of the Company’s operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to the Company’s stockholders. Changes in accounting interpretations or assumptions could impact the Company’s consolidated financial statements and the Company’s ability to timely prepare its consolidated financial statements. The Company’s inability to timely prepare its consolidated financial statements in the future would likely adversely affect the Company’s stock price significantly.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Senior Notes, could have a material effect on the Company's reported financial results.
In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as the Convertible Senior Notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the Convertible Senior Notes were initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in the Company's consolidated balance sheet. The equity component of the Convertible Senior Notes is included in the additional paid-in capital section of the Company's stockholders’ equity on the consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. This original issue discount will be amortized to non-cash interest expense over the term of the Convertible Senior Notes, and the Company will record a greater amount of non-cash interest expense in current periods as a result of this amortization. Accordingly, the Company will report lower net income in its financial results because ASC 470-20 will require the interest expense associated with the Convertible Senior Notes to include both the current period’s amortization of the debt discount and the Convertible Senior Notes’ coupon interest, which could adversely affect the Company's reported or future financial results, the trading price of the Company's common stock.
Furthermore, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as the Convertible Senior Notes) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the Convertible Senior Notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the Convertible Senior Notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if the Company elected to settle the excess in shares, are issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If the Company is unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the Convertible Senior Notes, then the Company's diluted earnings per share could be adversely affected.
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
RISKS RELATED TO THE COMPANY’S INVESTMENTS
The Company cannot assure stockholders that it will be successful in consummating additional investment opportunities it identifies which would likely materially affect its business, financial condition, liquidity and results of operations.
The Company cannot assure stockholders that it will be able to continue to identify additional assets that meet its investment objective, that the Manager’s due diligence processes will uncover all relevant facts regarding such investments, that the Company will be successful in consummating any additional investment opportunities it identifies or that the investments it makes in the future will yield attractive risk-adjusted returns. The Company’s inability to do any of the foregoing likely would materially and adversely affect its business, financial condition, liquidity and results of operations.
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
Any credit ratings assigned to the Company’s investments will be subject to ongoing evaluations and revisions and the Company cannot assure stockholders that those ratings will not be downgraded.
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
A decline in the fair market value of the Company’s assets may require it to recognize an “other-than-temporary” impairment against such assets under GAAP if the Company was to determine that, with respect to any assets in unrealized loss positions, the Company does not have the ability and intent to hold such assets to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of such assets. On at least a quarterly basis, management assesses both the intent and ability to continue to hold such assets as long-term investments. As part of this process, the Company monitors these securities for any other-than-temporary impairments. A change in the ability and/or intent to continue to hold these available-for-sale securities could result in the Company recognizing an impairment charge.
Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect the Company’s future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.
Some of the Company’s portfolio investments are recorded at fair value and, as a result, there is uncertainty as to the value of these investments. Furthermore, the Company’s determinations of fair value may have a material impact on its financial condition, liquidity and results of operations.
The value of some of the Company’s investments may not be readily determinable. The Company values these investments quarterly at fair value, as determined in accordance with GAAP. Because such valuations are subjective, the fair value of certain of the Company’s assets may fluctuate over short periods of time and the Company’s determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. The Company’s determinations of fair value may have a material impact on its earnings, in the case of impaired loans and other assets, trading securities and available-for-sale securities that are subject to other-than-temporary impairments, or the Company’s accumulated other comprehensive income/(loss) in its stockholders’ equity, in the case of available-for-sale securities that are subject only to temporary impairments. Accordingly, the value of the Company’s common stock could be adversely affected by the Company’s determinations regarding the fair value of its investments, whether in the applicable period or in the future.
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
The illiquidity of the Company’s investments in commercial mortgage loans, commercial real estate corporate debt and loans and other real estate-related debt investments other than certain of its investments in CMBS may make it difficult for the Company to sell such investments if the need or desire arises. Many of the securities the Company purchases are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B Notes, mezzanine loans and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, many of the Company’s investments are illiquid and if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it has previously recorded its investments. Further, the Company may face other restrictions on its ability to liquidate an investment in a business entity to the extent that the Company or the Manager has or could be attributed with material, non-public information regarding such business entity. As a result, the Company’s ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect the Company’s results of operations and financial condition.
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
Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with mortgage loans made on the security of one to four family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The Manager makes certain estimates of losses during its underwriting of commercial mortgage loans. However, estimates may not prove accurate, as actual results may vary from estimates. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.
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
With respect to each series of the CMBS in which the Company invests, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificate-holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of certificates in such series (except in the case of certain CMBS, where control over the servicing of the underlying mortgage loans must not be held by investors in a subordinate class of the CMBS once the principal balance of that class is reduced to less than 25% of its initial principal balance as a result of both actual realized losses and “appraisal reduction amounts”). In general, the Company targets for acquisition “investment grade” CMBS (which are rated Aaa/AAA through Baa3/BBB- by nationally recognized statistical rating organizations) issued on or after September 1, 2009. In addition, the Company also seeks to acquire CMBS issued prior to January 1, 2009 with an emphasis on tranches that have retained their AAA credit rating. Since the Company focuses on these classes of CMBS, the Company will likely not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions with respect to the specially serviced mortgage loans that could adversely affect the Company’s interests. However, the special servicer is generally not permitted to take actions that are prohibited by law or violate the applicable servicing standard or the terms of the mortgage loan documents.
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
These investments will also subject the Company to the risks inherent with real estate-related investments, including the risks described with respect to commercial properties and similar risks, including:
•risks of delinquency and foreclosure, and risks of loss in the event thereof;
•the dependence upon the successful operation of, and net income from, real property;
•risks generally incident to interests in real property; and
•risks specific to the type and use of a particular property.
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
The Company may own real estate directly in the future upon a default of mortgage or other real estate-related loans. Real estate investments are subject to various risks, including:
•acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
•acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•adverse changes in national and local economic and market conditions;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•costs of remediation and liabilities associated with environmental conditions such as indoor mold; and
•the potential for uninsured or under-insured property losses.
If any of these or similar events occurs, it may reduce the Company’s return from an affected property or investment and reduce or eliminate the Company’s ability to pay dividends to stockholders.
The Company's investments in non-U.S. assets may subject to it to the uncertainty of foreign laws and markets and currency rate exposure.
The Company’s investment guidelines permit investments in non-U.S. assets, subject to the same guidelines as investments in U.S. assets. Investments in countries outside of the United States may subject the Company to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets and political and economic instability abroad, any of which factors could adversely affect the Company’s receipt of returns on and distributions from these investments. In addition, such investments may be denominated in currencies other than U.S. dollars which would expose the Company to foreign currency risk.
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
Investments that we make involving co-investors could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-investors' financial condition and disputes between us and our co-investors.
We may co-invest with third parties through partnerships, joint ventures or other entities, in which we would not be in a position to exercise sole decision-making authority regarding the investment, partnership, joint venture or other entity. For example, the Company, through a wholly owned subsidiary, holds an ownership interest in Champ Limited Partnership (“Champ LP”) which, through a wholly-owned subsidiary, holds a 35% ownership interest in KBC Bank Deutschland AG (“KBC Bank”), the German subsidiary of Belgian KBC Group NV. Investments through partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that co-investors might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Co-investors may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our co-investors would have full control over the partnership or joint venture. Disputes between us and our co-investors may result in litigation or arbitration that would increase our expenses and prevent us from focusing our time and effort on our business. Consequently, actions by, or disputes with, our co-investors might result in subjecting the facilities owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-investors.

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
The Company will be required to include in its income, on a current basis, certain earnings of foreign corporations in which the Company invests, such as ACREFI II TRS. These income inclusions are not technically included in any of the enumerated categories of income that qualify for the REIT 95% gross income test. However, in recent private letter rulings (which may not be relied on as precedent, but which generally indicates the IRS’s view on an issue), the IRS exercised its authority under Internal Revenue Code section 856(c)(5)(J)(ii) to treat such income as qualifying income for purposes of the REIT 95% gross income test. As a result, based on advice of counsel, the Company intends to treat such income inclusions as qualifying income for purposes of the REIT 95% gross income test. Notwithstanding the IRS’s determination in the private letter rulings described above, it is possible that the IRS could assert that such income does not qualify for purposes of the REIT 95% gross income test, which, if such income together with other income the Company earns that does not qualify for the REIT 95% gross income test exceeded 5% of its gross income, could cause the Company to be subject to a penalty tax and could impact the Company’s ability to qualify as a REIT.
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
The REIT provisions of the Internal Revenue Code may limit the Company’s ability to hedge its assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge its interest rate exposure or currency fluctuations will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges either (i) interest rate risk on liabilities used to carry or acquire real estate assets or (ii) currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, and, in either case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, the Company may have to limit its use of hedging techniques that might otherwise be advantageous or implement those hedges through ACREFI TRS, ACREFI II TRS, or another TRS. This could increase the cost of the Company’s hedging activities because the Company’s TRS could be subject to tax on gains or expose the Company to greater risks associated with changes in interest rates and currency fluctutations than the Company would otherwise want to bear. In addition, losses in the Company’s TRS will generally not provide any tax benefit to the Company, although such losses may be carried forward to offset future taxable income of the TRS.
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
From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2014, the Company was not involved in any legal proceedings.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock is listed on the New York Stock Exchange, under the symbol “ARI.” On February 24, 2015, the last sales price for the Company’s common stock on the New York Stock Exchange was $16.62 per share. The following table sets forth the high and low sales prices per share of the common stock during each calendar quarter for the years indicated:

	High	Low
2014
Fourth quarter	$17.04	$15.62
Third quarter	$16.95	$15.71
Second quarter	$17.18	$16.22
First quarter	$17.05	$16.18
2013
Fourth quarter	$16.97	$15.21
Third quarter	$16.37	$14.56
Second quarter	$18.28	$15.55
First quarter	$17.81	$16.49
Holders
As of February 24, 2015, the Company had 157 registered holders of its common stock. The 157 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.
Dividends
The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2009 and, as such, anticipates distributing annually at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction. Although the Company may borrow funds to make distributions, once the Company’s available capital is fully deployed, cash for such distributions is expected to be largely generated from the Company’s results of operations. Dividends are declared and paid at the discretion of the Company’s board of directors and depend on cash available for distribution, financial condition, the Company’s ability to maintain its qualification as a REIT, and such other factors that the board of directors may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends.

The following table sets forth the dividends declared and paid during each calendar quarter for 2014 and 2013:

Declaration Date	Record Date	Payment Date	Amount per Share
2014
February 26, 2014	March 31, 2014	April 15, 2014	$0.40
April 29, 2014	June 30, 2014	July 15, 2014	$0.40
July 28, 2014	September 30, 2014	October 15, 2014	$0.40
October 28, 2014	December 31, 2014	1/15/15	$0.40

2013
February 27, 2013	March 28, 2013	April 12, 2013	$0.40
May 1, 2013	June 28, 2013	July 12, 2013	$0.40
July 31, 2013	September 30, 2013	October 11, 2013	$0.40
11/4/13	December 31, 2013	January 13, 2014	$0.40

Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on shares of the Company's common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index, (the “BBREMTG Index”), a published industry index, from December 31, 2009 to December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 in the Company’s common stock, the Russell 2000 and the BBREMTG Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance
225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
Index Value
Apollo Commercial Real Estate Finance, Inc.
Russell 2000
BBREMTG Index
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending
	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Apollo Commercial Real Estate Finance, Inc.	100.00	99.30	88.86	121.02	133.58	148.13
Russell 2000	100.00	126.81	121.52	141.43	196.34	205.95
BBREMTG Index	100.00	124.79	122.50	145.99	142.56	170.27
Securities Authorized For Issuance Under Equity Compensation Plans
During 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock at the time of the award. As of December 31, 2014, 2.7%, or a total of 1,295,202 shares of restricted common stock and restricted stock units, had been granted and 4.8%, or 2,268,100 shares, remained available for future issuance under the 2009 Plan. (For further discussion of the 2009 Plan, see Note 14 to the consolidated financial statements included under Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.)

The following table presents certain information about the Company's equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	2,268,100
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	2,268,100
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
The Company did not repurchase any of its equity securities from October 1, 2014 to December 31, 2014.

Item 6.	Selected Financial Data
The selected financial data set forth below as of December 31, 2014, 2013, 2012, 2011 and 2010, for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 has been derived from the Company’s audited consolidated financial statements.
This information should be read in conjunction with Item 1, “Business”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data”.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Interest income	$123,347	$77,463	$57,079	$52,918	$32,485
Interest expense	$(26,541)	$(4,356)	$(8,402)	$(14,454)	$(10,714)
Net interest margin	$96,806	$73,107	$48,677	$38,464	$21,771
Operating expenses	$(18,111)	$(17,575)	$(14,682)	$(10,380)	$(8,895)
Income from unconsolidated joint venture	$(157)	$—	$—	$—	$—
Interest on cash balances	$34	$20	$7	$13	$16
Realized gain (loss) on sale of securities	$—	$—	$262	$—	$(33)
Unrealized gain (loss) on securities	$4,147	$(3,065)	$6,489	$481	$(1,766)
Foreign currency gain (loss)	$(4,050)	$—	$—	$—	$—
Loss on derivative instruments	$4,070	$(2)	$(572)	$(2,696)	$(94)
Net income (loss)	$82,739	$52,485	$40,181	$25,882	$10,999
Preferred dividends	$(7,440)	$(7,440)	$(3,079)	$—	$—
Net income (loss) available to common stockholders	$75,299	$45,045	$37,102	$25,882	$10,999
Net income (loss) per share—basic and diluted	$1.72	$1.26	$1.64	$1.35	$0.87
Dividends declared per share	$1.60	$1.60	$1.60	$1.60	$1.50
Balance Sheet Data (at period end):
Total assets	$1,845,147	$907,504	$788,430	$891,230	$858,147
Total liabilities	$990,078	$224,548	$241,506	$554,252	$560,309
Total stockholders’ equity	$855,069	$682,956	$546,924	$336,978	$297,838

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo. The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2014, the Company held a diversified portfolio comprised of approximately $458,520 of commercial mortgage loans, $561,182 of subordinate loans, $539,835 of CMBS and $154,283 of CMBS, held-to-maturity. The Company has financed this portfolio as of December 31, 2014 with $622,194 of borrowings under the Company’s master repurchase agreements and $89,584 of participations sold.
The Company is a Maryland corporation that was organized in 2009 and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the year ended December 31, 2009. The Company generally is not subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes its taxable income to stockholders and maintains its intended qualification as a REIT. The Company also intends to operate its business in a manner that will permit it to remain excluded from registration as an investment company under the 1940 Act.
Results of Operations
Investments
The following table sets forth certain information regarding the Company’s commercial real estate debt portfolio as of December 31, 2014:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years) (1)	Equity at cost (2)	Current Weighted Average Underwritten IRR (3) (4)	Levered Weighted Average Underwritten IRR (3) (4)
First mortgages	$465,574	$458,520	8.5%	3.7	$168,124	2.7%	0.1	$290,396	12.6%	12.9%
Subordinate loans	563,599	561,182	12.1	3.4	—	—	—	561,182	13.2	13.2
CMBS, held-to-maturity (5)	65,000	64,699	12.1	4.4	—	—	—	64,699	12.1	12.1
CMBS	544,190	534,222	6.4	2.3	454,070	3.3	3.3	110,279	16.2	16.2
Total/Weighted Average	$1,638,363	$1,618,623	9.2%	3.2	$622,194	3.2%	2.4	$1,026,556	13.3%	13.4%

(1)	Assumes extension options are exercised. See “- Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Company's repurchase agreements.

(2)	Includes $30,127 of restricted cash related to the UBS Facility.

(3)
The underwritten internal rates of return (“IRR”) for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings remains constant over the remaining term. With respect to certain loans, the underwritten IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Risk Factors — The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.

(4)
The Company’s ability to achieve its underwritten levered weighted average IRR with regard to its portfolio of first mortgage loans is dependent upon the Company borrowing an additional $6,753 under the JPMorgan Facility or any replacement facility. Without such reborrowing, the levered weighted average underwritten IRRs will be as indicated in the current weighted average underwritten IRR column above.

(5)
CMBS (Held-to-Maturity) are net of a participation sold during June 2014. At December 31, 2014, the Company presented the participation sold as an asset of $154,283 and non-recourse liabilities of $89,584 because the participation does not qualify as a sale according to GAAP.

Investment Activity – 2014
Commercial Mortgage Loans. During February 2014, the Company provided a $80,000, floating rate first mortgage loan ($25,000 of which was funded at closing) for the development of a 50-unit luxury residential condominium in Montgomery County, Maryland. The Company’s loan is expected to fund the first phase of a two-phase development and has a 30-month term with a 6-month extension option. On a fully funded basis, the Company expects that the first mortgage loan will represent an underwritten loan-to-net sellout of approximately 68% and has been underwritten to generate an IRR of approximately 15%. See “— Investments” above for a discussion of how IRR is calculated.
During April 2014, the Company closed a $210,000 fixed-rate, five-year first mortgage loan secured by a portfolio of 229 single-family and condominium homes located across North and Central America, the Caribbean and England. Simultaneous with closing, the Company syndicated $104,000 of the loan to other funds managed by affiliates of Apollo Global Management, LLC and retained $106,000. During August 2014, the Company sold an additional $5,000. The first mortgage loan has an appraised loan-to-value ("LTV") of approximately 49% and was underwritten to generate an IRR of approximately 8% on an unlevered basis. The Company anticipates financing the investment and on a levered basis, the investment was underwritten to generate an IRR of approximately 15%. See “— Investments” above for a discussion of how IRR is calculated.
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
During May 2014, the Company closed a $34,000 floating-rate first mortgage loan for the acquisition of a newly renovated 301-key hotel located in downtown Philadelphia. The first mortgage has a three-year term with two one-year extension options and an underwritten loan-to-cost of approximately 58%. The first mortgage loan was underwritten to generate an IRR of approximately 13% on a levered basis. See “— Investments” above for a discussion of how IRR is calculated.
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
During November 2014, the Company closed a $165,000 ($18,350 of which was funded at closing) floating-rate first mortgage loan for the development of the majority of the retail portion of a mixed-use lifestyle center in Cincinnati, Ohio. When completed, the 65-acre property will consist of 626,791 square feet of retail space, a 200,000 flagship retail building, 233 residential units, a 130-key hotel and 4,216 structured and surfaced parking spaces. The balance of the loan will be funded throughout the next eighteen months. The first mortgage loan has a 42-month term with two one-year extension options and a loan-to-cost of approximately 56%. Over the next eighteen months, the first mortgage loan was underwritten to generate an IRR of approximately 10% on an unlevered basis. After the eighteen month period, the Company anticipates it will finance the loan, and on a levered basis, the first mortgage loan was underwritten to generate an IRR of approximately 14%. See “— Investments” above for a discussion of how IRR is calculated.

During November 2014, the Company closed a $67,300 floating-rate first mortgage loan for the acquisition and predevelopment of an existing 12-story industrial building planned to be converted into a luxury residential condominium with approximately 86,000 square feet of net sellable residential space located in the West Village neighborhood of New York City. The first mortgage loan is part of an $87,300 first mortgage which consists of the Company’s $67,300 A-note and a subordinate $20,000 B-note. The Company will have the option, but not the obligation, to participate in the development financing for the property. The A-note has an 18-month term and one six-month extension option and a loan-to-cost of approximately 58%. The A-note loan was underwritten to generate a levered IRR of approximately 25%. See “— Investments” above for a discussion of how IRR is calculated.
During November 2014, the Company closed a $58,000 floating rate first mortgage loan secured by a 330-unit, eight building apartment community and 36 single-family rental homes located in Williston, North Dakota. Williston is located at the epicenter of oil drilling activity for the Bakken Formation and the property is part of a master-developed residential community. The first mortgage loan has a three-year term with two one-year extension options and an appraised LTV of 73%. The first mortgage has been underwritten to generate a levered IRR of approximately 13%. See “— Investments” above for a discussion of how IRR is calculated.
During November 2014, the Company closed a $50,000 participating first mortgage loan secured by a portfolio of 24 condominiums located in New York City and Maui, Hawaii owned by a luxury destination club. Earlier in the year, the Company provided a $210,000 first mortgage loan to the same borrower, secured by an additional portfolio of single-family and condominium destination homes located throughout North America, Central America, England and the Caribbean. The fixed-rate, participating first mortgage loan has a five-year term with two one-year extension options and an appraised LTV of 75%. The first mortgage loan was underwritten to generate an IRR of approximately 8% on an unlevered basis. The Company anticipates financing the loan, and on a levered basis, the loan was underwritten to generate an IRR of approximately 15%. See “— Investments” above for a discussion of how IRR is calculated.
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
During June 2014, the Company closed a $28,250 fixed-rate mezzanine loan secured by the equity interest in a 795-key full-service hotel and 226,000 square foot office and retail condominium in the Times Square neighborhood of New York City. The mezzanine loan has a remaining six month term and an underwritten LTV of approximately 67%. The mezzanine loan was underwritten to generate an IRR of approximately 8%. See “— Investments” above for a discussion of how IRR is calculated.
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
During August 2014, the Company closed a $15,000 fixed-rate subordinate loan secured by a top-tier ski resort located in Montana. The Company's loan has a six-year term, an appraised LTV of approximately 59% and has been underwritten to generate an IRR of approximately 15%. See “— Investments” above for a discussion of how IRR is calculated.
During December 2014, the Company closed an $82,500 mezzanine loan ($48,950 of which was funded at closing) for the development of a mixed-use property on the Upper West Side neighborhood of New York City. The property will include 247 for-sale condominiums, 116 affordable multifamily units and approximately 90,000 square feet of commercial space and is being financed with $582,500 of debt, which includes a $500,000 first mortgage loan and the Company's $82,500 mezzanine loan. The floating-rate, mezzanine loan has a three-year initial term with two one-year extension options and an appraised loan-to-net-sellout of 58%. The first mortgage loan was underwritten to generate an IRR of approximately 13%. See “— Investments” above for a discussion of how IRR is calculated.
Joint Ventures. On September 30, 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP, following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in

KBC Bank, the German subsidiary of Belgian KBC Group NV. The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 ($39,477). The Company committed to invest up to approximately €38,000 ($50,000). Through its interest in Champ LP, the Company holds an indirect ownership interest in KBC Bank of approximately 21%. The Company together with other affiliated investors, in aggregate, own 100% of Champ LP. Champ LP together with certain unaffiliated third party investors, in aggregate, own 100% of KBC Bank.
Securities. During 2014, the Company deployed $75,001 of equity to acquire legacy CMBS with an aggregate purchase price of $375,006. The Company financed the CMBS utilizing $300,005 of borrowings under the DB Facility. The CMBS had a weighted average life of 2.8 years and have been underwritten to generate an IRR of approximately 17%. See “— Investments” above for a discussion of how IRR is calculated.
Repayments. During January 2014, the Company received a $15,000 principal repayment from a subordinate loan secured by a pledge of the equity interests in the owner of a New York City hotel. .
During June 2014, the Company received a $47,000 principal repayment from a mezzanine loan secured by a pledge of the equity interests in a portfolio of skilled nursing facilities.
During August 2014, the Company received the final repayment from a $50,000 mezzanine loan secured by a pledge of the equity interests in a borrower that owns a portfolio of seven office parks throughout Florida.
During the fourth quarter of 2014, the Company received the full repayment from a whole loan secured by an office condominium in New York City as well as a hotel in New York City.
During December 2014, the Company received the final repayment from a $28,250 mezzanine loan secured by a pledge of the equity interests in a borrower that owns the leasehold interest in a hotel in New York City.
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
In February 2013, the Company provided an $18,000 mezzanine loan secured by a pledge of the equity interests in the owner of two buildings in midtown Manhattan. The buildings, containing a total of 181,637 rentable square feet, are expected to be converted into 215 multifamily rental units. The mezzanine loan is part of a $90,000, three-year (two-year initial term with one one-year extension option) interest-only, floating rate financing comprised of the mezzanine loan and a $72,000 first mortgage loan. When the first mortgage loan is fully funded, the Company expects that the mezzanine loan will have a LTV of approximately 60% and the mezzanine loan has been underwritten to generate an IRR of approximately 13%. See “— Investments” above for a discussion of how IRR is calculated.
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
In October 2013, the Company purchased $47,000 of mezzanine participations secured by a pledge of the equity interests in a borrower that owns a healthcare portfolio consisting of 193 skilled nursing facilities, long-term acute care hospitals and senior housing facilities. The mezzanine participations, which the Company purchased at par, have a remaining nine-month term and are part of a $92,000 floating-rate senior mezzanine loan. The Company’s loan basis, inclusive of cash held for collateral, represents an underwritten LTV of 58%. The mezzanine participations were underwritten to generate an IRR of approximately 12%. See “— Investments” above for a discussion of how IRR is calculated.
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

Net Income Available to Common Stockholders
For the years ended December 31, 2014, 2013 and 2012, respectively, the Company’s net income available to common stockholders was $75,299, or $1.72 per share, $45,045, or $1.26 per share and $37,102, or $1.64 per share.
Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the years ended December 31, 2014, 2013 and 2012:

				Variance
	Year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	Variance	%	Variance	%
Interest income from:
Securities	$21,189	$12,267	$15,347	$8,922	72.7%	$(3,080)	(20.1)%
Securities, held to maturity	4,613	—	—	4,613	n/a	—	n/a
Commercial mortgage loans	27,802	16,034	10,780	11,768	73.4%	5,254	48.7%
Subordinate loans	69,743	49,162	24,666	20,581	41.9%	24,496	99.3%
Repurchase agreements	—	—	6,286	—	n/a	(6,286)	(100.0)%
Interest expense	(26,541)	(4,356)	(8,402)	(22,185)	509.3%	4,046	(48.2)%
Net interest income	$96,806	$73,107	$48,677	$23,699	32.4%	$24,430	50.2%
Net interest income for the year ended December 31, 2014 compared to 2013, and the year ended December 31, 2013 compared to 2012, respectively, increased $23,699, or 32.4%, and $24,430, or 50.2%. For the year ended December 31, 2014, the increase was primarily the result of additional interest income from securities, commercial mortgage loans and subordinate loans offset by an increase in interest expense. For the year ended December 31, 2013, the increase was primarily the result of additional interest income from commercial mortgage loans and subordinate loans as well as a decline in interest expense. This was partially offset by a decline in interest income from securities and repurchase agreements.
The increase (decrease) in interest income related to securities for the year ended December 31, 2014 compared to 2013, and the year ended December 31, 2013 compared to 2012, respectively, of $8,922, or 72.7%, and $(3,080), or (20.1)%, was primarily attributable to the purchase of additional CMBS during 2014 and 2013. This was offset by the repayment of some of these securities as they near maturity and, to a lesser extent, the sale of the portion of the Company’s securities during 2012.
The increase in interest income related to commercial mortgage loans for the year ended December 31, 2014 compared to 2013, and the year ended December 31, 2013 compared to 2012, respectively, of $11,768, or 73.4%, and $5,254, or 48.7%, is primarily attributable to the funding of $403,983, $32,643 and $62,490 of commercial mortgage loans during 2014, 2013 and 2012, respectively. This was partially offset by the repayments of $105,501 of commercial mortgage loans during 2014.
The increase in interest income related to subordinate loans for the year ended December 31, 2014 compared to 2013, and the year ended December 31, 2013 compared to 2012, respectively, of $20,581, or 41.9%, and $24,496, or 99.3%, is primarily attributable to the funding of $402,336, $361,035 and $96,023 of subordinate loans during 2014, 2013 and 2012, respectively. This was partially offset by the repayments of $194,050 and $118,771 of subordinate loans during 2014 and 2013.
The decrease in interest related to repurchase agreements for the year ended December 31, 2013 of $6,286, or 100.0%, is attributable to the final repayment of the repurchase agreement in January 2013.

Interest expense for the year ended December 31, 2014 compared to 2013, and the year ended December 31, 2013 compared to 2012, respectively, increased (decreased) $22,185, or 509.3%, and (4,046), or (48.2)%. In addition to the Company's issuance of the Convertible Senior Notes during 2014, the increase for 2014 is primarily attributable to the increase in the weighted average cost of funds from 2.4% at December 31, 2013 to 3.2% at December 31, 2014 . This increase in the weighted average cost of funds was primarily related to the Company's fixed-rate borrowings under the UBS Facility and DB Facility. This increase in interest expense was also attributable to the increase in the average balance of the Company’s borrowings under repurchase agreements from $203,613 during 2013 to $414,042 during 2014.
The decrease in interest expense for the year ended December 31, 2013 is primarily the result of the decline in the average balance of the Company’s borrowings from $320,561 during 2012 to $203,613 during 2013. In addition to the repayment of debt outstanding under the Wells Facility as the related CMBS was been repaid or sold, the Company repaid substantially all of the borrowings outstanding under the JPMorgan Facility upon the close of the offering of the Company’s 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) in August 2012. The Company also amended the JPMorgan Facility and the Wells Facility during 2012 and 2013 to reduce the cost of borrowings.
Operating Expenses
The following table sets forth the Company’s operating expenses for the years ended December 31, 2014, 2013 and 2012:

				Variance
	Year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	Variance	%	Variance	%
General and administrative expense	$4,575	$4,075	$4,919	$500	12.3%	$(844)	(17.2)%
Stock-based compensation expense	1,576	3,488	3,624	(1,912)	(54.8)%	(136)	(3.8)%
Management fee expense	11,960	10,012	6,139	1,948	19.5%	3,873	63.1%
Total operating expense	$18,111	$17,575	$14,682	$536	3.0%	$2,893	19.7%
General and administrative expense for the year ended December 31, 2014 increased $500, or 12.3%, from the same period in 2013. General and administrative expense for the year ended December 31, 2013 decreased $844, or 17.2%, from the same period in 2012. The increase during 2014 is primarily attributable to increased costs associated with managing the Company's increased asset base. The decrease in 2013 is primarily attributable one-time expenses related to the closing of loans during 2012.
Stock-based compensation expense for the year ended December 31, 2014 decreased $1,912, or 54.8% from the same period in 2013. Stock-based compensation expense for the year ended December 31, 2013 decreased $136, or 3.8% from the same period in 2012. The decrease in 2014 is primarily attributable to final vesting of 288,750 RSUs on January 1, 2014. Share-based payments are discussed further in the accompanying consolidated financial statements—Note 14–Share-Based Payments.
Management fee expense for the year ended December 31, 2014 compared 2013, and the year ended December 31, 2013 compared to 2012, respectively, increased $1,948, or 19.5%, and $3,873, or 63.1%. These increases were primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offerings that were completed in October 2012, March 2013, and May 2014 as well as the Series A Preferred Stock offering completed in the August 2012. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements—Note 13—Related Party Transactions.

Realized and Unrealized Gain/Loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012:

		For the year ended December 31,
	Location of Gain (Loss) Recognized in Income	2014	2013	2012
Securities	Realized gain on sale of securities	$—	$—	$262
Securities	Unrealized gain (loss) on securities	4,147	(3,065)	6,489
Forward currency contract	Gain on derivative instruments - unrealized	4,070	—	—
Foreign currency	Foreign currency gain (loss) - unrealized	(4,050)	—	—
Interest rate swaps	Loss on derivative instruments – realized *	—	(157)	(895)
Interest rate swaps	Gain on derivative instruments – unrealized	—	156	510
Interest rate caps	Loss on derivative instruments - unrealized	—	(1)	(187)
Total		$4,167	$(3,067)	$6,179

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.
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
For the years ended December 31, 2014, 2013 and 2012, respectively, the Company recognized an unrealized gain (loss) on securities of $4,147, $(3,065) and $6,489. These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
Dividends
For 2014, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount	Per Share Dividend Attributable to 2014
February 26, 2014	March 31, 2014	April 15, 2014	$0.4000	$0.4000
April 29, 2014	June 30, 2014	July 15, 2014	$0.4000	$0.4000
July 28, 2014	September 30, 2014	October 15, 2014	$0.4000	$0.4000
October 28, 2014	December 31, 2014	1/15/15	$0.4000	$0.0420
As the Company's aggregate distributions exceeded its earnings and profits, a portion of the January 2015 distribution declared in the fourth quarter of 2014 and payable to stockholders of record as of December 31, 2014 will be treated as a 2014 distribution for federal tax purposes. All of the Company's dividends listed above are classified as ordinary income.
For 2014, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount	Per Share Dividend Attributable to 2014
March 17, 2014	March 31, 2014	April 15, 2014	$0.5391	$0.5391
June 9, 2014	June 30, 2014	July 15, 2014	$0.5391	$0.5391
September 8, 2014	September 30, 2014	October 15, 2014	$0.5391	$0.5391
December 16, 2014	December 31, 2014	January 15, 2015	$0.5391	$0.5391
All of the Company's dividends listed above are classified as ordinary income.
Subsequent Events
Investment activity.  In January 2015, the Company closed a £35,000 (approximately $52,000) mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. The five-year, floating-rate mezzanine loan is part of a £223,800 whole loan, which includes a £164,100 first mortgage loan and a £59,700 mezzanine loan. The remaining £24,700 of the mezzanine loan was acquired by investment funds affiliated with Apollo Global Management, LLC. The mezzanine loan has an appraised LTV of 70% and was underwritten to generate an IRR of approximately 10%. See “- Investments” above for a discussion of how IRR is calculated.
In February 2015, the Company closed a $20,000 mezzanine loan secured by a 488-key full service hotel located in Burbank, California. The five-year, fixed rate mezzanine loan is part of a $90,000 financing which consists of a $70,000 first mortgage loan and the Company's $20,000 mezzanine loan. The mezzanine loan has an appraised LTV of 74% and has been underwritten to generate an IRR of approximately 11%. See “- Investments” above for a discussion of how IRR is calculated.
In February 2015, the Company closed a $92,500 ($72,500 of which was funded at closing) first mortgage loan for the predevelopment of a mixed-use multifamily and retail development aggregating approximately 330,000 square feet in downtown Brooklyn, New York. The two-year, floating-rate first mortgage loan has an appraised LTV of 57% and has been underwritten to generate an IRR of approximately 21% on a levered basis.
During the first quarter of 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. Additionally, the Company funded an additional investments of $3,000 related to its investment in floating rate first mortgage loan for the development of a 50-unit luxury residential condominium in Montgomery County, Maryland and $4,194 related to its investment in a $82,500 mezzanine loan for the development of a mixed-use property on the Upper West Side neighborhood of New York City.
During February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately $20,794, reducing its unfunded commitment to Champ LP to €3,229.  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.  The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB Bank.
Repurchase Facilities.    On January 26, 2015, the Company, through an indirect wholly-owned subsidiary, entered into a repurchase agreement with Goldman Sachs Bank USA (the “Goldman Loan”). The Goldman Loan provides for a purchase price of $52,524 and a repurchase date of the earliest of: (1) April 30, 2019, (2) an early repurchase date as a result of repayment or sale of the purchased loan, or (3) an accelerated repurchase date as a result of certain events of default. Subject to the terms and conditions thereof, the Goldman Loan provides for the purchase and sale of certain participation interests in a mortgage loan secured by single-family and condominium properties. Prior to an event of default, amounts borrowed under the Goldman Loan bear interest at a spread of 3.5% plus one-month LIBOR. In addition, the Goldman Loan provides that margin calls may occur during the continuance of certain credit events if the market value of the mortgaged properties drop below an agreed upon percentage. The Goldman Loan contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase agreements. The Company has agreed to the following restrictive covenants, among others: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000), (B) maximum total indebtedness to consolidated tangible net worth (3:1), (C) minimum liquidity ($15,000), (D) minimum sum of (i) cash liquidity and (ii) “near cash liquidity” (5.0% of the Company’s total recourse indebtedness), (E) minimum net income (one U.S. dollar during any four consecutive fiscal quarters) and (F) a minimum ratio of EBITDA to interest expense (1.5 to 1.0). The Company has also agreed to provide a guarantee of the obligations under the Goldman Loan.
On January 29, 2015, the Company, through indirect wholly-owned subsidiaries, entered into a Fourth Amended and Restated Master Repurchase Agreement (the “Amended and Restated JPMorgan Facility”) with JPMorgan. The Amended and Restated JPMorgan Facility provides for a maximum aggregate purchase price of $300,000 and has a two-year term plus a one-

year extension option, exercisable at the option of the Sellers, subject to satisfaction of certain conditions. Subject to the terms and conditions thereof, the Amended and Restated JPMorgan Facility provides for the purchase, sale and repurchase of eligible senior commercial or multifamily mortgage loans, junior commercial or multifamily mortgage loans, mezzanine loans and participation interests therein that are secured by properties located in the United States, England or Wales. Amounts borrowed under the Amended and Restated JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the Amended and Restated JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its loan-to-value ratio. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The Amended and Restated JPMorgan Facility contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. The Company has agreed to the following restrictive covenants, among others: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000 plus 75% of the net cash proceeds of any equity issuance by the Company), (B) maximum total indebtedness to consolidated tangible net worth (3:1), or (C) minimum liquidity (the greater of 5% of the Company’s total recourse indebtedness or $15,000). The Company has agreed to provide a limited guarantee of the obligations under the Amended and Restated JPMorgan Facility.
Dividends.    On February 25, 2015, the Company’s board of directors declared a dividend of $0.44 per share of common stock which is payable on April 15, 2015 to common stockholders of record on March 31, 2015.
Management Agreement.  Following a meeting by the Company’s independent directors in February 2015, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.
Factors Impacting Operating Results
The Company's results of operations are affected by a number of factors and primarily depend on, among other things, the level of the interest income from target assets, the market value of its assets and the supply of, and demand for, commercial mortgage loans, CMBS, commercial real estate corporate debt and loans and other real estate-related debt investments in which the Company invests, and the financing and other costs associated with its business. Interest income and borrowing costs may vary as a result of changes in interest rates and the availability of government sponsored financing, each of which could impact the net interest the Company receives on commercial mortgage loans and CMBS assets. The Company’s operating results may also be impacted by conditions in the financial markets, credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose commercial mortgage loans are held directly by the Company or are included in the Company’s CMBS.
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
Credit risk.  One of the Company’s strategic focuses is acquiring assets which are believed to be of high credit quality. Management believes this strategy will generally keep credit losses and financing costs low. However, the Company is subject to varying degrees of credit risk in connection with its target assets. The Manager seeks to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with Apollo’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Manager seeks to enhance its due diligence and underwriting efforts by accessing Apollo’s extensive knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.
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
Market conditions.  The commercial real estate lending market has largely recovered from the downturn experienced as part of the correction in the global financial markets which began in mid-2007.  Property values in many markets and across multiple property types have recovered and the lending market is functioning with both established and new entrants.  Based on the current market dynamics, including over $1 trillion of commercial real estate debt scheduled to mature through 2017, there remains a compelling opportunity for the Company to invest capital in its target assets at attractive risk adjusted returns. The Company will continue to focus on underlying real estate value, and transactions that benefit from the Company’s ability to execute complex and sophisticated transactions.
During and immediately following the financial crisis, due to the prevalence of lenders granting extensions across the commercial mortgage loan industry, the demand for new capital to refinance maturing commercial mortgage debt was somewhat tempered.  This trend has abated to a certain extent in more recent periods as many borrowers have begun to refinance legacy loans and pursue new acquisitions. While the frequency of extensions and modifications had a meaningful impact on the timing of loan maturities, the Company believes the next phase will involve rising volumes of commercial mortgage lending activity which should allow lenders to capitalize on the impending maturity wall. Additionally, as the European senior lending market continues to expand and strengthen, the Company expects to see an increase in the number and availability of target opportunities.
The Federal Reserve has demonstrated a desire to continue reducing the amount of stimulus in the economy, while still maintaining an accommodative monetary policy. As a result, the low interest rate environment is expected to persist, remain attractive to borrowers and is projected to continue to drive significant refinancing and acquisition activity across all property types during 2015.
New-issue CMBS volume continued to grow in 2014 with total issuance in the U.S. of approximately $94 billion, a 9% increase from the $86 billion issued during the prior year. Issuance in 2013 increased approximately 78% over 2012 and 163% over 2011. While not directly related to many of the transactions we often pursue, the active CMBS market can be viewed as an indication of the strength and recovery of the commercial real estate lending market.
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
Fair Value Election
Securities at estimated fair value, whereby the Company has elected the fair value option, consist of certain CMBS which are pledged under the Company's repurchase agreements. In accordance with GAAP, the Company elected the fair value option for these securities, which permits the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings.

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
For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that a loan loss reserve was not necessary as of December 31, 2014 and 2013.

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
Hedging Instruments and Hedging Activities
Consistent with maintaining its qualification as a REIT, in the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate and foreign currency risk. Derivatives are used for hedging purposes rather than speculation. The Company determines their fair value and obtains quotations from a third party to facilitate the process in determining these fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.
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
The Company has elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to U.S. federal and state income tax at regular corporate tax rates.
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
In February 2013, the FASB issued an update which includes amendments that require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income ("OCI") on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. The new requirement presents information on amounts reclassified out of accumulated OCI and their corresponding effect on net income in one place or in some cases, provides for cross-references to related footnote disclosures. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. During 2014, 2013 and 2012, the Company had no amounts reclassified into or out of OCI.
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Earlier application is prohibited. The guidance prohibits REITs from qualifying for investment company accounting and, as such, the Company has determined that it will not meet the definition of an investment company under this ASU.
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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See “- Results of Operations – Investments for a summary of interest rates and weighted average lives related to the Company’s investment portfolio as of December 31, 2014. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In January 2010, the Company, through two indirect wholly owned subsidiaries, entered into the JPMorgan Facility. As of December 31, 2014 the JPMorgan Facility provided that the Company may borrow up to $175,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Amounts borrowed under the JPMorgan Facility bore interest at a rate of LIBOR+2.5%. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Company has agreed to provide a full guarantee for the obligations of its borrower subsidiaries under the JPMorgan Facility and is requires to hold minimum liquidity equal to the greater of 5% of its total recourse indebtedness and $15,000. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations that would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant (one U.S. dollar during any four consecutive fiscal quarters). The Company agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the Amended and Restated JPMorgan Facility.
As of December 31, 2014, the Company had $168,124 of borrowings outstanding under the JPMorgan Facility.
Subsequent to year end, in January 2015, the Company, through two indirect wholly owned subsidiaries, entered into the Amended and Restated JPMorgan Facility. The Amended and Restated JPMorgan Facility provides for a maximum aggregate purchase price of $300,000 and a two-year term plus a one-year extension option, for the purchase, sale and repurchase of eligible senior commercial or multifamily mortgage loans, junior commercial or multifamily mortgage loans, mezzanine loans and participation interests therein that are secured by properties located in the United States, England or Wales. Amounts borrowed under the JPMorgan Agreement bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the Amended and Restated JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250,000. The Amended and Restated JPMorgan Facility contains, among others, the following restrictive covenants: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000 plus 75% of the net cash proceeds of any equity issuance by the Company), (B) maximum total indebtedness to consolidated tangible net worth (3:1), or (C) minimum liquidity (the greater of 5% of the Company’s total recourse indebtedness or $15,000). The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the Amended and Restated JPMorgan Facility.
The Company anticipates reborrowing under the Amended and Restated JPMorgan Facility as additional capital is deployed. The Company’s ability to achieve its underwritten levered weighted average IRRs discussed above under “- Results of Operations - Investments,” depends upon the Company reborrowing approximately $69,000 under the Amended and Restated JPMorgan Facility or any replacement facility.
Wells Facility
In August 2010, the Company, through an indirect wholly owned subsidiary, entered into the Wells Facility. The Wells Facility currently provides for borrowings of up to $506,000 in order to finance the acquisition of AAA-rated CMBS. The term of the Wells Facility expires in March 2015. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. Amounts borrowed under the Wells Facility bear interest at a rate of LIBOR + 0.80%. Advance rates under the Wells Facility typically range from 85%-90% on the face amount of the underlying collateral depending on the weighted average life of the collateral pledged. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500) and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility.
The pricing margin for all assets financed under the Wells Facility is 1.50%. The Company is required to maintain at all times an amount in Repo Liquidity (as generally defined to include all amounts held in the collection account established under the Wells Facility for the benefit of Wells Fargo, cash, cash equivalents, super-senior CMBS rated AAA by at least two rating agencies, and total amounts immediately and unconditionally available on an unrestricted basis under all outstanding capital commitments, subscription facilities and secured revolving credit or repurchase facilities) no less than the greater of 10% of the total consolidated recourse indebtedness of the Company and $12,500. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) the applicable pricing margin.
As of December 31, 2014, the Company had $20,166 of borrowings outstanding under the Wells Facility secured by CMBS held by the Company.

UBS Facility
In September 2013, the Company through an indirect wholly-owned subsidiary entered into the UBS Facility, which currently provides that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS Facility has a term of four years, with a one-year extension available at the Company's option, subject to certain restrictions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month U.S. dollar LIBOR. The Company borrows 100% of the estimated fair value of the collateral pledged and posts margin equal to 22.5% of that borrowing amount in cash. The margin posted is classified as restricted cash on the Company's consolidated balance sheets. Additionally, beginning on the 121st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000 and a maximum total debt to consolidated tangible net worth covenant (3:1). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility.
As of December 31, 2014, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
DB Facility
In April 2014, the Company, through an indirect wholly-owned subsidiary, entered into the DB Facility, which currently provides that the Company may borrow up to $300,005 in order to finance the acquisition of CMBS. The DB Facility matures in April 2018, subject to certain restrictions. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged. The Company borrows an amount equal to the product of the estimated fair value of the collateral pledged divided by a margin ratio ranging from 125.00% to 181.82% depending on the collateral pledged.
Additionally, since December 7, 2014 and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The DB Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
As of December 31, 2014, the Company had $300,005 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
GS Loan
Subsequent to year end, in January 2015, the Company, through an indirect wholly-owned subsidiary, entered into the Goldman Loan. The Goldman Loan currently provides for a purchase price of $52,524 and a repurchase date of the earliest of: (1) April 30, 2019, (2) an early repurchase date as a result of repayment or sale of the purchased loan, or (3) an accelerated repurchase date as a result of certain events of default. For additional information about the Goldman Loan, see "- Subsequent Events - Repurchase Facilities" above.
Cash Generated from Offerings
During August 2014, the Company completed a public offering of $111,000 aggregate principal amount of Convertible Senior Notes, for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $109,615.
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
During the first quarter of 2014, the Company completed a public offering of $143,750 aggregate principal amount of Convertible Senior Notes, for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $139,037.
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
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of the cash available, which was $40,641 as of December 31, 2014, principal and interest the Company receives on its portfolio of assets, as well as available borrowings under the Amended and Restated JPMorgan Facility; provided that the Company would need to acquire additional commercial first mortgage loans or AAA-rated CMBS in order to utilize borrowing capacity under that facility. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities.
The Company maintains policies, described below, relating to its borrowings and use of leverage. See “Leverage Policies” below. In the future, the Company may seek to raise further equity or debt capital or engage in other forms of borrowings in order to fund future investments or to refinance expiring credit facilities.
The Company generally intends to hold its target assets as long-term investments, although it may sell certain of its investments in order to manage its interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.
To maintain its qualification as a REIT under the Code, the Company must distribute annually at least 90% of its net income, excluding net capital gains. These distribution requirements limit the Company’s ability to retain earnings and thereby replenish or increase capital for operations.
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

The board of directors must approve any change in these investment guidelines.

Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of December 31, 2014 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings	$20,211	$—	$—	$—	$20,211
UBS Facility borrowings *	3,794	139,543	—	—	143,337
DB Facility borrowings	51,667	229,903	46,444	—	328,014
JPMorgan Facility borrowings **	168,508	—	—	—	168,508
Total	$244,180	$369,446	$46,444	$—	$660,070

*	Assumes extension options are exercised.

**	Assumes extension options are exercised and current LIBOR of 0.17%, 0.16% and 0.23% for interest payments due under the Wells Facility, the DB Facility and the JPMorgan Facility, respectively.

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
Loan Commitments.    As of December 31, 2014, the Company had $246,600 of unfunded loan commitments related to its commercial mortgage loan portfolio and $32,500 of unfunded loan commitments related to its subordinate loan portfolio.
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
The current term of the Management Agreement expires on September 29, 2015 and shall be automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year terms only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable.
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
Dividends
The Company intends to continue to make regular quarterly distributions to holders of its common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. The Company generally intends over time to pay dividends to its stockholders in an amount equal to its net taxable income, if and to the extent authorized by its board of directors. Any distributions the Company makes are at the discretion of its board of directors and depend upon, among other things, the Company's actual results of operations. These results and the Company’s ability to pay distributions are affected by various factors, including the net interest and other income from its portfolio, its operating expenses and any other expenditures. If the Company’s cash available for distribution is less than its net taxable income, the Company could be required to sell assets or borrow funds to make cash distributions or the Company may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
The Company has outstanding 3,450,000 shares of Series A Preferred Stock, which entitles holders to receive dividends at an annual rate of 8.625% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. The dividends on Series A Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Series A Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. After August 1, 2017, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
Non-GAAP Financial Measures
Operating Earnings
For the years ended December 31, 2014, 2013 and 2012, respectively, the Company’s Operating Earnings were $73,982, $51,443, and $33,914. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income, (iii) unrealized income from unconsolidated joint ventures and (iv) the non-cash amortization expense related to the reclassification of a portion of the Convertible Senior Notes to stockholders’ equity in accordance with GAAP.
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

The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	Year ended December 31,
	2014	2013	2012
Net income available to common stockholders	$75,299	$45,045	$37,102
Adjustments:
Income from unconsolidated joint venture	157	—	—
Unrealized (gain) loss on securities	(4,147)	3,065	(6,489)
Unrealized (gain) loss on derivative instruments	(4,070)	(155)	(323)
Equity-based compensation expense	1,576	3,488	3,624
Foreign currency gain (loss)	4,050	—	—
Amortization of the Convertible Senior Notes related to equity reclassification	1,117	—	—
Total adjustments:	(1,317)	6,398	(3,188)
Operating Earnings	$73,982	$51,443	$33,914
Basic and diluted Operating Earnings per Share of Common Stock	$1.69	$1.44	$1.50

Basic weighted average shares of common stock outstanding	43,464,255	35,212,211	22,259,386
Diluted weighted average shares of common stock outstanding	43,684,805	35,679,755	22,648,819

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
At December 31, 2014, all of the Company’s borrowings outstanding under the Wells Facility and the JPMorgan Facility were floating-rate borrowings. At December 31, 2014, the Company also had floating rate assets with a face amount of $698,237, resulting in net variable rate exposure of $509,948. A 50 basis point increase in LIBOR would increase the quarterly net interest income related to the $509,948 in variable rate exposure by approximately $570. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
Inflation
Virtually all of the Company’s assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with GAAP and distributions will be determined by the Company’s board of directors consistent with the Company’s obligation to distribute to its stockholders at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, on an annual basis in order to maintain the Company’s REIT qualification. In each case, the Company’s activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 8.	Financial Statements and Supplementary Data.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Apollo Commercial Real Estate Finance, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Apollo Commercial Real Estate Finance, Inc. and subsidiaries as of December 31, 2014, and 2013, and the results of their operations and their cash flows for each of the three years ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 26, 2015

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share data)

	December 31, 2014	December 31, 2013
Assets:
Cash	$40,641	$20,096
Restricted cash	30,127	30,127
Securities available-for-sale, at estimated fair value	17,105	33,362
Securities, at estimated fair value	522,730	158,086
Securities, held-to-maturity	154,283	—
Commercial mortgage loans, held for investment, net	458,520	161,099
Subordinate loans, held for investment, net	561,182	497,484
Investment in unconsolidated joint venture	37,016	—
Derivative instrument	4,070	—
Interest receivable	10,829	6,022
Deferred financing costs, net	7,444	628
Other assets	1,200	600
Total Assets	$1,845,147	$907,504
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$622,194	$202,033
Convertible senior notes, net	246,464	—
Participations sold	89,584	—
Accounts payable and accrued expenses	7,578	2,660
Payable to related party	3,240	2,628
Dividends payable	21,018	17,227
Total Liabilities	990,078	224,548
Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized and 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference)	35	35
Common stock, $0.01 par value, 450,000,000 shares authorized, 46,900,442 and 36,888,467 shares issued and outstanding in 2014 and 2013, respectively	469	369
Additional paid-in-capital	868,035	697,610
Retained earnings (accumulated deficit)	(10,485)	(14,188)
Accumulated other comprehensive loss	(2,985)	(870)
Total Stockholders’ Equity	855,069	682,956
Total Liabilities and Stockholders’ Equity	$1,845,147	$907,504
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Net interest income:
Interest income from securities	$21,189	$12,267	$15,347
Interest income from securities, held to maturity	4,613	—	—
Interest income from commercial mortgage loans	27,802	16,034	10,780
Interest income from subordinate loans	69,743	49,162	24,666
Interest income from repurchase agreements	—	—	6,286
Interest expense	(26,541)	(4,356)	(8,402)
Net interest income	96,806	73,107	48,677
Operating expenses:
General and administrative expenses (includes equity-based compensation of $1,576 in 2014, $3,488 in 2013 and $3,624 in 2012)	(6,151)	(7,563)	(8,543)
Management fees to related party	(11,960)	(10,012)	(6,139)
Total operating expenses	(18,111)	(17,575)	(14,682)
Income from unconsolidated joint venture	(157)	—	—
Interest income from cash balances	34	20	7
Realized gain on sale of securities	—	—	262
Unrealized gain (loss) on securities	4,147	(3,065)	6,489
Foreign currency gain (loss)	(4,050)	—	—
Gain (loss) on derivative instruments (includes unrealized gains (losses) of $4,070 in 2014, $155 in 2013 and $323 in 2012)	4,070	(2)	(572)
Net income	82,739	52,485	40,181
Preferred dividends	(7,440)	(7,440)	(3,079)
Net income available to common stockholders	$75,299	$45,045	$37,102
Basic and diluted net income per share of common stock	$1.72	$1.26	$1.64
Basic weighted average shares of common stock outstanding	43,464,255	35,212,211	22,259,386
Diluted weighted average shares of common stock outstanding	43,684,805	35,679,755	22,648,819
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income available to common stockholders	$75,299	$45,045	$37,102
Change in net unrealized gain (loss) on securities available-for-sale	192	(840)	(593)
Foreign currency translation adjustment	$(2,307)	$—	$—
Comprehensive income	$73,184	$44,205	$36,509
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par	Shares	Par
Balance at January 1, 2012	—	—	20,561,032	$206	$336,209	$—	$563	$336,978
Capital increase related to Equity Incentive Plan	—	—	—	—	2,845	—	—	2,845
Issuance of restricted stock	—	—	11,080	—	—	—	—	—
Issuance of common stock	—	—	7,471,994	74	124,398	—	—	124,472
Issuance of preferred stock	3,450,000	35	—	—	86,215	—	—	86,250
Offering costs	—	—	—	—	(3,602)	—	—	(3,602)
Net income	—	—	—	—	—	40,181	—	40,181
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(593)	(593)
Cash dividends:
Preferred stock	—	—	—	—	—	(3,079)	—	(3,079)
Common stock - $1.60 per share	—	—	—	—	—	(36,528)	—	(36,528)
Balance at December 31, 2012	3,450,000	$35	28,044,106	$280	$546,065	$574	$(30)	$546,924
Capital increase related to Equity Incentive Plan	—	—	—	—	3,457	—	—	3,457
Issuance of restricted stock	—	—	36,304	*	—	—	—	—
Issuance of common stock	—	—	8,808,057	89	148,715	—	—	148,804
Offering costs	—	—	—	—	(627)			(627)
Net income	—	—	—	—	—	52,485	—	52,485
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(840)	(840)
Cash dividends:
Preferred stock	—	—	—	—	—	(7,440)	—	(7,440)
Common stock - $1.60 per share	—	—	—	—	—	(59,807)	—	(59,807)
Balance at December 31, 2013	3,450,000	$35	36,888,467	$369	$697,610	$(14,188)	$(870)	$682,956
Capital increase related to Equity Incentive Plan	—	—	240,277	2	696	—	—	698
Issuance of restricted stock	—	—	65,698	1	—	—	—	1
Issuance of common stock	—	—	9,706,000	97	158,596	—	—	158,693
Offering costs	—	—	—	—	(312)	—	—	(312)
Convertible senior notes	—	—	—	—	11,445	—	—	11,445
Net income	—	—	—	—	—	82,739	—	82,739
Change in Other Comprehensive Income	—	—	—	—	—	—	(2,115)	(2,115)
Cash dividends:
Preferred stock	—	—	—	—	—	(7,440)	—	(7,440)
Common stock - $1.60 per share	—	—	—	—	—	(71,596)	—	(71,596)
Balance at December 31, 2014	3,450,000	$35	46,900,442	$469	$868,035	$(10,485)	$(2,985)	$855,069
*    Rounds to zero.
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (in thousands)

	For the year ended December 31,
	2014	2013	2012
Cash flows provided by operating activities:
Net income	$82,739	$52,485	$40,181
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(4,221)	(5,721)	(399)
Amortization of deferred financing costs	1,979	866	1,962
Equity-based compensation	698	3,457	2,845
Unrealized gain (loss) on securities	(4,147)	3,065	(6,489)
Income from unconsolidated joint venture	157	—	—
Foreign currency (gain) loss	4,038	—	—
Unrealized gain (loss) on derivative instruments	(4,070)	(155)	(323)
Realized loss on sale of security	—	—	(262)
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(16,453)	(9,488)	2,296
Other assets	500	(397)	(186)
Accounts payable and accrued expenses	5,205	1,280	(260)
Payable to related party	612	591	739
Net cash provided by operating activities	67,037	45,983	40,104
Cash flows used in investing activities:
Proceeds from sale of securities available-for-sale	—	—	121,338
Proceeds from sale of securities at estimated fair value	—	—	16,918
Fees received from commercial mortgage loans	—	280	—
Funding of securities at estimated fair value	(375,833)	(134,389)	(70,676)
Funding of commercial mortgage loans	(403,983)	(32,643)	(62,490)
Funding of subordinate loans	(402,336)	(361,035)	(96,023)
Funding of unconsolidated joint venture	(39,477)	—	—
Funding of other assets	(1,258)	—	—
Principal payments received on securities available-for-sale	16,053	186,138	113,216
Principal payments received on securities at estimated fair value	15,500	32,344	98,401
Principal payments received on commercial mortgage loans	105,501	18,117	31,300
Principal payments received on subordinate loans	194,050	118,771	108
Principal payments received on other assets	145	—	—
Principal payments received on repurchase agreements	—	6,598	40,841
Proceeds from sale of commercial mortgage loan	4,950	—	—
Net cash provided by (used in) investing activities	(886,688)	(165,819)	192,933
Cash flows from financing activities:
Proceeds from issuance of common stock	158,693	148,804	124,472
Proceeds from issuance of preferred stock	—	—	86,250
Payment of offering costs	(389)	(824)	(3,324)
Repayments of TALF borrowings	—	—	(251,327)
Proceeds from repurchase agreement borrowings	567,192	182,218	313,860
Repayments of repurchase agreement borrowings	(147,032)	(205,343)	(379,401)
Proceeds from issuance of convertible senior notes	256,970	—	—
Participations sold	89,012	—	—
Increase in restricted cash related to financing activities	—	(30,127)	—
Deferred financing costs	(9,006)	(504)	(1,097)
Dividends on common stock	(67,804)	(55,471)	(33,890)
Dividends on preferred stock	(7,440)	(7,440)	(1,529)
Net cash provided by (used in) financing activities	840,196	31,313	(145,986)
Net increase (decrease) in cash and cash equivalents	20,545	(88,523)	87,051
Cash and cash equivalents, beginning of period	$20,096	$108,619	21,568
Cash and cash equivalents, end of period	$40,641	$20,096	$108,619
Supplemental disclosure of cash flow information:
Interest paid	$18,132	$2,809	$6,926
Supplemental disclosure of non-cash financing activities:
Offering costs payable	$100	$109	$306
Dividend declared, not yet paid	$21,018	$17,227	$12,891
Deferred financing costs, not yet paid	$33	$312	$—
Supplemental disclosure of non-cash investing activities:
Securities, held-to-maturity	$154,283	$—	$—
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
The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2009. To maintain its tax qualification as a REIT, the Company is required to distribute at least 90% of its net income, excluding net capital gains, to stockholders and meet certain other asset, income, and ownership tests.
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
For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that it is likely that it will receive contractual payments and a loan loss reserve was not necessary at December 31, 2014 and 2013.
Fair Value Election
Securities at estimated fair value consist of CMBS which are pledged under the Company’s master repurchase agreements with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”), UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). In accordance with GAAP, the Company elects the fair value option for these securities at the date of purchase in order to allow the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings in order to reflect the performance of investment in a timely manner.
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
Securities, held-to-maturity
GAAP requires that at the time of purchase, we designate investment securities as held-to-maturity, available-for-sale, or trading depending on our investment strategy and ability to hold such securities to maturity. Held-to-maturity securities where we have not elected to apply the fair value option are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method.

Investments in unconsolidated joint venture
Investments are accounted for under the equity method when the requirements for consolidation are not met, and the Company has significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for the Company's share of net income or loss and cash contributions and distributions each period.  Investments in unconsolidated joint ventures are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.
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
Interest income on securities rated below AA by a nationally recognized statistical rating organization is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on the Manager’s observation of current information and events and may include assumptions related to prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to cash flow projections.
Deferred Financing Costs
Costs incurred in connection with collateralized financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2014 and 2013, respectively, the Company had approximately $7,444 and $628 of capitalized financing costs, net of amortization included in other assets on the consolidated balance sheets.
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
Hedging Instruments and Hedging Activities
Consistent with maintaining its qualification as a REIT, in the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate and foreign currency risk. Derivatives are used for hedging purposes rather than speculation. The Company determines their fair value and obtains quotations from a third party to facilitate the process in determining these fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.
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
In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings under the Wells Facility, the Company entered into interest rate swaps and caps with an aggregate notional equal to the borrowings outstanding under the Wells Facility during 2010. The interest rate swaps were used to hedge the floating-rate borrowings through the expected maturity of the underlying collateral and the interest rate caps were used to hedge the floating-rate borrowings related to the potential extension of the underlying collateral. All of the Company's interest rate swaps and caps have matured as of December 31, 2014.
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
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856-859 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.
The Company has elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to U.S. federal and state income tax at regular corporate tax rates.
The Company’s major tax jurisdictions are U.S. federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2011 through 2014. The Company does not have any unrecognized tax benefits and does not expect a change in its position for unrecognized tax benefits in the next 12 months. The Company has a net operating loss carryforward of approximately $1,400 which expires in the year 2029.
Foreign Currency
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
Principles of Consolidation
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
Securitization/Sale and Financing Arrangements
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
When a transfer of a financial asset meets the criteria for treatment as a sale (legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control) the Company recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. The gain or loss on sale of the assets is determined by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.
Recent Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instruments and derivative instruments that are either (1) offset, or (2) subject to a master netting arrangement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on the consolidated financial statements of the Company’s consolidated financial statements.
In February 2013, the FASB issued an update which includes amendments that require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income ("OCI") on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. The new requirement presents information on amounts reclassified out of accumulated OCI and their corresponding effect on net income in one place or in some cases, provides for cross-references to related footnote disclosures. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. During 2014, 2013 and 2012, the Company had no amounts reclassified into or out of OCI.
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Earlier application is prohibited. The guidance prohibits REITs from qualifying for investment company accounting and, as such, the Company has determined that it will not meet the definition of an investment company under this ASU.
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
The estimated fair values of the Company’s derivative instruments are determined using a discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected cash flows are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The fair values of FX forwards are determined by comparing the contracted forward exchange rate to the current market exchange rate.  The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying countries.   The Company’s derivative instruments are classified as Level II in the fair value hierarchy.
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of December 31, 2014 and 2013:

	Fair Value as of December 31, 2014				Fair Value as of December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Available-for-Sale)	$—	$17,105	$—	$17,105	$—	$33,362	$—	$33,362
CMBS (Fair Value Option)	—	522,730	—	522,730	—	158,086	—	158,086
Derivative instruments	—	4,070	—	4,070	—	—	—	—
Total	$—	$543,905	$—	$543,905	$—	$191,448	$—	$191,448

Note 4 – Debt Securities
At December 31, 2014, all of the Company's CMBS (Available-for-Sale) and CMBS (Fair Value Option) were pledged to secure borrowings under the Company’s master repurchase agreements with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Facility”), UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). (See Note 9 for a description of these facilities).
CMBS (Held-to-Maturity) represents a loan the Company closed during May 2014 that was subsequently contributed to a securitization during August 2014. During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. The property consists of 442 hotels rooms,114 timeshare units, two casinos and approximately 131,500 square feet of retail space. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation. The Company evaluated this transaction and concluded due to our continuing involvement it should not be accounted for as a sale. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation. The whole loan has a three-year term with two one-year extension options and an appraised loan-to-value ("LTV") of approximately 60%.
During 2014, the Company purchased CMBS with an aggregate face amount of $387,100 and an aggregate purchase price of $375,006. The CMBS were financed under the DB Facility and the Company elected the fair value option for these securities.

The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2014 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Available-for-Sale)	$17,013	$17,783	$—	$(678)	$17,105
CMBS (Fair Value Option)	527,177	516,443	7,322	(1,035)	522,730
Total	$544,190	$534,226	$7,322	$(1,713)	$539,835
The following table presents information about the Company's debt securities that were in an unrealized loss position at December 31, 2014:

	Unrealized Loss Position for Less than 12 months		Unrealized Loss Position for 12 months or More
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CMBS (Available-for-Sale)	$—	$—	$17,105	$(678)
CMBS (Fair Value Option)	130,435	(1,019)	6,315	(16)
Total	$130,435	$(1,019)	$23,420	$(694)
The gross unrealized losses on the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. As such, management does not believe any of the securities are other than temporarily impaired.
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
The overall statistics for the Company’s CMBS (Available-for-Sale) and CMBS (Fair Value Option) calculated on a weighted average basis as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Credit Ratings *	AAA-CCC-	AAA-CCC
Coupon	5.9%	5.8%
Yield	6.4%	5.3%
Weighted Average Life	2.3 years	3.1 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard &Poor's.

The percentage vintage, property type, and location of the collateral securing the Company’s CMBS (Available-for-Sale) and CMBS (Fair Value Option) calculated on a weighted average basis as of December 31, 2014 and 2013 are as follows:

Vintage	December 31, 2014	December 31, 2013
2005	9.0%	—%
2006	19.0	3.0
2007	63.0	97.0
2008	9.0	—
Total	100%	100%

Property Type	December 31, 2014	December 31, 2013
Office	33.4%	33.2%
Retail	29.1	25.1
Multifamily	13.3	15.3
Hotel	9.2	12.0
Other *	15.0	14.4
Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Location	December 31, 2014	December 31, 2013
South Atlantic	23.2%	23.4%
Middle Atlantic	21.1	22.8
Pacific	17.0	17.6
East North Central	11.0	—
Other *	27.7	36.2
Total	100%	100%

*	No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - Silver Spring, MD (1)	Mar-10	Apr-15	$26,000	$24,590	$24,557	Fixed	263 rooms
Condo Conversion – NY, NY (1)(2)	Aug-13	Sept-15	33,000	33,846	33,961	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD (3)	Feb-14	Sept-16	28,000	28,000	27,520	Floating	50 units
Vacation Home Portfolio - Various	Apr-14	Apr-19	101,000	100,046	99,086	Fixed	229 properties
Hotel - Philadelphia, PA (1)(4)	May-14	May-17	34,000	34,000	33,842	Floating	301 rooms
Condo Construction - Bethesda, MD (5)	Jun-14	Dec-16	20,000	20,000	19,616	Floating	40 units
Multifamily - Brooklyn, NY (1)(6)	Jul-14	Aug-16	30,000	30,000	30,110	Floating	63 units
Mixed Use - Cincinnati, Ohio (7)	Nov-14	May-18	20,000	20,000	18,309	Floating	65 acres
Condo Conversion - NY, NY (1)(8)	Nov-14	Dec-15	67,300	67,300	64,714	Floating	86,000 sq. ft.
Multifamily - Williston, North Dakota (1)(4)	Nov-14	Nov-17	58,000	57,792	57,297	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (4)	Nov-14	Nov-19	50,000	50,000	49,508	Fixed	24 properties
Total/Weighted Average			$467,300	$465,574	$458,520	6.84%

(1)
At December 31, 2014, this loan was pledged to secure borrowings under the Company’s master repurchase facility entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). See Note 9 – Borrowings for a description of this facility.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

(3)
This loan includes a six-month extension option subject to certain conditions and the payment of a fee. As of December 31, 2014, the Company had $52,000 of unfunded loan commitments related to this loan.

(4)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee.

(5)
This loan includes a six-month extension option subject to certain conditions and the payment of a fee. As of December 31, 2014, the Company had $45,100 of unfunded loan commitments related to this loan.

(6)
This loan includes three one-year extension options subject to certain conditions and the payment of a fee for each extension. As of December 31, 2014, the Company had $4,500 of unfunded loan commitments related to this loan.

(7)
This loan includes two one-year extension options subject to certain conditions and the payment of a fee. As of December 31, 2014, the Company had $145,000 of unfunded loan commitments related to this loan.

(8)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee.
During November 2014, the Company received the full repayment from a whole loan secured by an office condominium in New York City as well as a hotel in New York City.
During the fourth quarter of 2014, the Company received the full repayment from a whole loan secured by a condominium conversion project in New York City.

The Company’s commercial mortgage loan portfolio was comprised of the following as of December 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - NY, NY (1)	Jan-10	Feb-15	$32,000	$31,317	$31,317	Fixed	151 rooms
Office Condo (Headquarters) - NY, NY (1)	Feb-10	Feb-15	28,000	27,169	27,169	Fixed	73,419 sq. ft.
Hotel - Silver Spring, MD (1)	Mar-10	Apr-15	26,000	24,947	24,785	Fixed	263 rooms
Condo Conversion – NY, NY (2)	Dec-12	Jan-15	45,000	45,000	44,867	Floating	119,000 sq. ft.
Condo Conversion – NY, NY (3)	Aug-13	Sept-15	33,000	33,167	32,961	Floating	40,000 sq. ft.
Total/Weighted Average			$164,000	$161,600	$161,099	8.82%

(1)	At December 31, 2013, this loan was pledged to secure borrowings under the JPMorgan Facility. See Note 9 – Borrowings for a description of this facility.

(2)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(3)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.
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
The Company evaluates each loan for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at December 31, 2014 and 2013.

Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following as of December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,813	$8,813	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,771	Fixed
Mixed Use – North Carolina	Jul-12	Aug-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,711	9,711	Fixed
Hotel Portfolio – Various (1)	Nov-12	Nov-15	50,000	34,042	33,995	Floating
Condo Construction – NY, NY (1)	Jan-13	Jul-17	60,000	76,344	76,005	Fixed
Multifamily Conversion – NY, NY (1)	Jan-13	Dec-15	18,000	14,608	14,703	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,486	24,486	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – NY, NY (2)	May-13	Feb-15	44,000	44,000	43,989	Floating
Office Condo - NY, NY	Jul-13	Jul-22	14,000	14,000	13,596	Fixed
Condo Conversion – NY, NY (1)	Aug-13	Sept-15	29,400	29,751	29,762	Floating
Mixed Use - Pittsburgh, PA (3)	Aug-13	Aug-16	22,500	22,500	22,473	Floating
Mixed Use - Various (3)	Dec-13	Dec-16	17,000	19,464	19,294	Fixed
Mixed Use - London, England	Apr-14	Jan-15	50,009	52,355	52,355	Fixed
Healthcare Portfolio - Various (4)	Jun-14	Jun-16	50,000	50,000	50,000	Floating
Hotel - NY, NY (4)	Jul-14	Jul-16	20,000	20,000	19,870	Floating
Ski Resort - Big Sky, Montana	Aug-14	Sept-20	15,000	15,000	14,861	Fixed
Mixed Use - New York, NY (5)	Dec-14	Dec-17	50,000	50,000	48,973	Floating
Total/Weighted Average			$562,434	$563,599	$561,182	11.34%

(1)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(2)	Includes a three-month extension option subject to certain conditions and the payment of an extension fee.

(3)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(4)	Includes three one-year extension options subject to certain conditions and the payment of an extension fee.

(5)
Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. As of December 31, 2014, the Company had $32,500 of unfunded loan commitments related to this loan.

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
During November 2014, the Company received the final repayment from a $28,250 mezzanine loan secured by a pledge of the equity interests in a borrower that owns the leasehold interest in a hotel in New York City.
During the fourth quarter of 2014, the Company received the full repayment from a subordinate loan secured by a condominium conversion project in New York City.

The Company’s subordinate loan portfolio was comprised of the following as of December 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,866	$8,866	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,781	Fixed
Hotel– New York (1)	Jan-12	Feb-14	15,000	15,000	15,207	Fixed
Mixed Use – North Carolina	Jul-12	Jul-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,849	9,849	Fixed
Hotel Portfolio – Various (1)	Nov-12	Nov-15	50,000	48,431	48,397	Floating
Condo Conversion – NY, NY (2)	Dec-12	Jan-15	35,000	35,000	34,734	Floating
Condo Construction – NY, NY (1)	Jan-13	Jul-17	60,000	66,800	66,340	Fixed
Multifamily Conversion – NY, NY (1)	Jan-13	Dec-14	18,000	18,000	17,906	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,771	24,771	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – NY, NY (3)	May-13	Jun-14	44,000	44,000	43,859	Floating
Office Condo - NY, NY	Jul-13	Jul-22	14,000	14,000	13,565	Fixed
Condo Conversion – NY, NY (4)	Aug-13	Sept-15	294	295	2	Floating
Mixed Use - Pittsburgh, PA (1)	Aug-13	Aug-16	22,500	22,500	22,342	Floating
Healthcare Portfolio - Various	Oct-13	Jun-14	47,000	47,000	47,000	Floating
Mixed Use - Florida (2)	Nov-13	Oct-18	50,000	50,000	49,535	Floating
Mixed Use - Various (2)	Dec-13	Dec-18	17,000	17,000	16,805	Fixed
Total/Weighted Average			$495,319	$500,037	$497,484	11.6%

(1)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(2)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(3)	Includes a three-month extension option subject to certain conditions and the payment of an extension fee.

(4)
Includes a one-year extension option subject to certain conditions and the payment of an extension fee. As of December 31, 2013, the Company had $29,106 of unfunded loan commitments related to this loan.

In February 2013, the Company received principal repayments on two mezzanine loans totaling $50,000 secured by a portfolio of retail shopping centers located throughout the United States. In connection with the repayment, the Company received a yield maintenance payment totaling $2,500 .
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
The Company evaluates its loans for possible impairment on a quarterly basis. See Note 5 – Commercial Mortgage Loans for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at December 31, 2014 and December 31, 2013.
Note 7 – Unconsolidated Joint Venture
In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ Limited Partnership (“Champ LP”) following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in KBC Bank Deutschland AG ("KBC Bank"), the German subsidiary of Belgian KBC Group NV. The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 ($39,477).

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
The Company determined that Champ LP met the definition of a VIE and that it was not the primary beneficiary; therefore, we did not consolidate the assets and liabilities of the partnership.  Additionally, Champ LP is an Investment Company under GAAP, and is therefore reflected at fair value.  Our investment in Champ LP is accounted for as an equity method investment and therefore we record our proportionate share of the net asset value.

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
The repurchase facility had an interest of 13.0% (10.0% current pay with a 3.0% accrual) on amounts outstanding and had an initial term of 18 months with three six-month extensions options available to the borrower. Any principal repayments that occured prior to the 21st month were subject to a make-whole provision at the full 13.0% interest rate.
In January 2013, the repurchase agreement was repaid in full. Upon the repayment, the Company realized a 17% IRR on its investment.
Note 9 – Borrowings
At December 31, 2014 and 2013, the Company had borrowings outstanding under the JPMorgan Facility, the Wells Facility, the UBS Facility and the DB Facility. At December 31, 2014 and 2013, the Company’s borrowings had the following debt balances, weighted average maturities and interest rates:

	December 31, 2014				December 31, 2013
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity	Weighted Average Rate
Wells Facility borrowings	$20,166	0.2 years		1.0%	$47,751	0.2 years	1.2%	**
UBS Facility borrowings	133,899	3.7 years	*	2.8%	133,899	4.7 years	2.8%	Fixed
DB Facility borrowings	300,005	3.3 years		3.7%	—	0.0 years	—%	***
JPMorgan Facility borrowings	168,124	0.1 years		2.7%	20,383	1.1 years	2.7%	L+250
Total borrowings	$622,194	3.2 years		3.2%	$202,033	3.3 years	2.4%

*	Assumes extension options are exercised.
**    At December 31, 2013, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 105 basis points. At December 31, 2014, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 80 basis points.
***     Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.

At December 31, 2014, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Wells Facility borrowings	$20,166	$—	$—	$—	$20,166
UBS Facility borrowings *	—	133,899	—	—	133,899
DB Facility borrowings	40,476	213,654	45,875	—	300,005
JPMorgan Facility borrowings	168,124	—	—	—	168,124
Total	$228,766	$347,553	$45,875	$—	$622,194

*	Assumes extension options are exercised.
The table below summarizes the outstanding balances, as well as the maximum and average balances as of December 31, 2014 and 2013.

		2014			2013
	Balance at December 31, 2014	Maximum Month-End Balance	Average Month-End Balance	Balance at December 31, 2013	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$20,166	$47,751	$28,921	$47,751	$225,156	$168,747
UBS Facility borrowings	133,899	133,899	133,899	133,899	133,899	31,728
DB Facility borrowings	300,005	300,005	145,856	$—	$—	$—
JPMorgan Facility borrowings	168,124	169,066	105,366	$20,383	$20,383	$3,138
Total	$622,194			$202,033
Repurchase Agreements
Wells Facility
In August 2010, the Company, through an indirect wholly owned subsidiary, entered into the Wells Facility. The Wells Facility currently provides for borrowings of up to $506,000 in order to finance the acquisition of AAA-rated CMBS. The term of the Wells Facility expires in March 2015. The purchase price of the CMBS is determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. Amounts borrowed under the Wells Facility bear interest at a rate of LIBOR + 0.80%. Advance rates under the Wells Facility typically range from 85%-90% on the face amount of the underlying collateral depending on the weighted average life of the collateral pledged. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500) and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility.
The pricing margin for all assets financed under the Wells Facility is 1.50%. The Company is required to maintain at all times an amount in Repo Liquidity (as generally defined to include all amounts held in the collection account established under the Wells Facility for the benefit of Wells Fargo, cash, cash equivalents, super-senior CMBS rated AAA by at least two rating agencies, and total amounts immediately and unconditionally available on an unrestricted basis under all outstanding capital commitments, subscription facilities and secured revolving credit or repurchase facilities) no less than the greater of 10% of the total consolidated recourse indebtedness of the Company and $12,500. Advances under the Wells Facility accrue interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) the applicable pricing margin.

UBS Facility
In September 2013, the Company through an indirect wholly-owned subsidiary entered into the UBS Facility, which currently provides that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS Facility has a term of four years, with a one-year extension available at the Company's option, subject to certain restrictions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month U.S. dollar LIBOR. The Company borrows 100% of the estimated fair value of the collateral pledged and posts margin equal to 22.5% of that borrowing amount in cash. The margin posted is classified as restricted cash on the Company's consolidated balance sheets. Additionally, beginning on the 121st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000 and a maximum total debt to consolidated tangible net worth covenant (3:1). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility.
DB Facility
In April 2014, the Company, through an indirect wholly-owned subsidiary, entered into the DB Facility, which currently provides that the Company may borrow up to $300,005 in order to finance the acquisition of CMBS. The DB Facility matures in April 2018, subject to certain restrictions. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged. The Company borrows an amount equal to the product of the estimated fair value of the collateral pledged divided by a margin ratio ranging from 125.00% to 181.82% depending on the collateral pledged.
Additionally, since December 7, 2014 and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The DB Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
JPMorgan Facility
In January 2010, the Company, through two indirect wholly owned subsidiaries, entered into the JPMorgan Facility. As of December 31, 2014 the JPMorgan Facility provided that the Company may borrow up to $175,000 in order to finance the origination and acquisition of commercial first mortgage loans and AAA-rated CMBS. Amounts borrowed under the JPMorgan Facility bore interest at a rate of LIBOR+2.5%. Advance rates under the JPMorgan Facility typically range from 65%-90% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls will occur any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Company has agreed to provide a full guarantee for the obligations of its borrower subsidiaries under the JPMorgan Facility and is requires to hold minimum liquidity equal to the greater of 5% of its total recourse indebtedness and $15,000. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) negative covenants relating to restrictions on the Company’s operations that would cease to allow the Company to qualify as a REIT and (2) financial covenants to be met by the Company when the repurchase facility is being utilized, including a minimum consolidated tangible net worth covenant ($125,000), maximum total debt to consolidated tangible net worth covenant (3:1), a minimum liquidity covenant (the greater of 10% of total consolidated recourse indebtedness and $12,500) and a minimum net income covenant (one U.S. dollar during any four consecutive fiscal quarters). The Company agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the Amended and Restated JPMorgan Facility.
The Company was in compliance with the financial covenants under its repurchase agreements at December 31, 2014 and December 31, 2013.
Note 10 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At December 31, 2014, the March 2019 Notes had a carrying value of $139,769 and an unamortized discount of $3,980.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes," and together with the March 2019 Notes, the "2019 Notes"), for which the

Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,615. At December 31, 2014, the August 2019 Notes had a carrying value of $106,695 and an unamortized discount of $4,305.
The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	55.3649	3/15/2019	4.21 years
August 2019 Notes	$111,000	5.50%	6.50%	55.3649	3/15/2019	4.21 years

(1)
Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2019 Notes converted.  The if-converted value of the 2019 Notes does not exceed their principal amount at December 31, 2014 since the closing market price of the Company’s common stock of $16.36 per share does not exceed the implicit conversion prices of $18.06 for the 2019 Notes.

 GAAP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $11,445 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes has been reflected within additional paid-in capital in the consolidated balance sheet as of December 31, 2014. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $8,493 for the year ended December 31, 2014, respectively.  With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $1,973 for the year ended December 31, 2014.
As of December 31, 2014 potential shares of common stock contingently issuable upon the conversion of the 2019 Notes were excluded from the calculation of diluted income per share because it is management's intent and ability to settle the obligation in cash.
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
Participations sold represent the interest in the Aruba loan the Company originated and subsequently sold. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At December 31, 2014, the Company had one such participation sold with a face amount of $90,000 and a carrying amount of $89,584. The participation sold has a cash coupon of LIBOR plus 440 basis points. The income earned on the participation sold is recorded as interest income and an identical amount is recorded as interest expense on the Company's consolidated statements of operations.
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
The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the years ended December 31, 2014, 2013 and 2012.

		Amount of loss recognized in income
	Location of Loss Recognized in Income	2014	2013	2012
Interest rate swaps	Loss on derivative instruments – realized *	$—	$(157)	$(895)
Interest rate swaps	Gain on derivative instruments – unrealized	—	$156	$510
Interest rate caps	Loss on derivative instruments - unrealized	—	(1)	(187)
Forward currency contract	Gain on derivative instruments - unrealized	4,070	—	—
Total		$4,070	$(2)	$(572)

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

The following table summarizes the gross asset and liability amounts related to the Company’s derivatives at December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
	Gross Amount of Assets Recognized as Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amount of Assets Recognized as Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position
Interest rate swaps	$—	$—	$—	$—	$(156)	$(156)
Interest rate caps	—	—	—	1	—	1
Forward currency contract	$4,070	$—	$4,070	$—	$—	$—
Total derivative instruments	$4,070	$—	$4,070	$1	$(156)	$(155)

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
The current term of the Management Agreement expires on September 29, 2015, and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year terms only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors in February 2015, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to seek termination of the Management Agreement.
For 2014, 2013 and 2012, respectively, the Company incurred approximately $11,960, $10,012 and $6,139 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For 2014, 2013 and 2012, respectively, the Company recorded expenses totaling $985, $745 and $987 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at December 31, 2014 and December 31, 2013, respectively, is approximately $3,240 and $2,628 for base management fees incurred but not yet paid.

Unconsolidated Joint Venture
In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in KBC Bank, the German subsidiary of Belgian KBC Group NV. The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 ($39,477). The Company committed to invest up to approximately €38,000 ($50,000). Through its interest in Champ LP, the Company holds an indirect ownership interest in KBC Bank of approximately 21%. The Company together with other affiliated investors, in aggregate, own 100% of Champ LP. Champ LP together with certain unaffiliated third party investors, in aggregate, own 100% of KBC Bank.
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
The Company recognized stock-based compensation expense of $1,576, $3,488 and $3,624 during 2014, 2013 and 2012, respectively, related to restricted stock and RSU vesting. The fair value of restricted stock that vested during 2014, 2013 and 2012 was $445, $293 and $717, respectively. The fair value of RSUs that vested during 2014, 2013 and 2012 was $2,729, $2,854 and $1,916, respectively.

The following table summarizes the grants, exchanges and forfeitures of restricted common stock and RSUs during 2014, 2013 and 2012:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at January 1, 2012		161,032	402,709

Forfeiture	February 2012	—	(1,875)	n/a	n/a	n/a
Grant	March 2012	—	20,000	310	March 2013	March 2015
Grant	April 2012	9,584	—	150	July 2012	April 2015
Grant	August 2012	1,496	—	25	July 2013	July 2015
Canceled upon delivery	October 2012	—	(112,084)	n/a	n/a	n/a
Grant	February 2013	20,000	—	352	December 2013	December 2015
Grant	February 2013	—	180,000	3,166	December 2013	December 2015
Grant	April 2013	11,304	—	200	July 2013	April 2016
Grant	May 2013	—	15,000	264	December 2013	December 2015
Forfeiture	June 2013	—	(5,000)	n/a	n/a	n/a
Canceled upon delivery	July 2013	—	(5,000)	n/a	n/a	n/a
Grant	September 2013	—	10,000	154	September 2013	September 2013
Grant	November 2013	5,000	—	81	December 2013	October 2016
Canceled upon delivery	January 2014	—	(288,750)	n/a	n/a	n/a
Grant	April 2014	8,931	—	150	July 2014	April 2017
Grant	April 2014	5,000	—	85	July 2014	April 2017
Canceled upon delivery	April 2014	—	(5,000)	n/a	n/a	n/a
Grant	June 2014	—	10,254	169	December 2014	December 2016
Grant	December 2014	51,767	—	855	December 2015	December 2017
Grant	December 2014	—	390,000	6,474	December 2015	December 2017

Outstanding at December 31, 2014		274,114	610,254

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2014.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
January 2015	3,698	—	3,698
March 2015	—	6,667	6,667
April 2015	3,699	—	3,699
July 2015	3,300	—	3,300
July 2015	250	—	250
October 2015	3,300	—	3,300
December 2015	15,588	196,752	212,340
January 2016	3,299	—	3,299
April 2016	3,300	—	3,300
July 2016	2,828	—	2,828
October 2016	2,827	—	2,827
December 2016	12,255	133,417	145,672
January 2017	2,411	—	2,411
April 2017	2,414	—	2,414
July 2017	1,250	—	1,250
October 2017	1,250	—	1,250
December 2017	12,258	130,008	142,266
	73,927	466,844	540,771

At December 31, 2014, the Company had unrecognized compensation expense of approximately $1,301 and $7,735, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During 2014, 2013 and 2012, respectively, the Company delivered 240,277, 3,057 and 67,354 shares of common stock for 283,750, 5,000 and 112,084 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the consolidated statement of changes in stockholders' equity. The adjustments were $876, $31 and $779 in 2014, 2013 and 2012, respectively, and are included as reductions of capital increase related to the Company's equity incentive plan in the consolidated statement of changes in shareholders’ equity.
Note 15 – Stockholders’ Equity
The Company’s authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2014, 46,900,442 shares of common stock were issued and outstanding and there were 3,450,000 shares of preferred stock issued and outstanding.

Dividends.    During 2014 and 2013, the Company has declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 27, 2013	March 28, 2013	April 12, 2013	$0.40
May 1, 2013	June 28, 2013	July 12, 2013	$0.40
July 31, 2013	September 30, 2013	October 11, 2013	$0.40
11/4/13	December 31, 2013	January 13, 2014	$0.40
February 26, 2014	March 31, 2014	April 15, 2014	$0.40
April 29, 2014	June 30, 2014	July 15, 2014	$0.40
July 28, 2014	September 30, 2014	October 15, 2014	$0.40
October 28, 2014	December 31, 2014	1/15/15	$0.40

During 2014 and 2013, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2013	March 28, 2013	April 15, 2013	$0.5391
June 12, 2013	June 28, 2013	July 15, 2013	$0.5391
September 16, 2013	September 30, 2013	October 15, 2013	$0.5391
December 9, 2013	December 30, 2013	January 15, 2014	$0.5391
March 17, 2014	March 31, 2014	April 15, 2014	$0.5391
June 9, 2014	June 30, 2014	July 15, 2014	$0.5391
September 8, 2014	September 30, 2014	October 15, 2014	$0.5391
December 16, 2014	December 31, 2014	January 15, 2015	$0.5391
Common Stock Offerings. During the second quarter of 2014, the Company completed a follow-on public offering of 9,706,000 shares of its common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price of $16.35 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $158,439 after deducting estimated offering expenses payable by the Company.
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
Loan Commitments.    As described in Note 5, the Company had $246,600 of unfunded loan commitments related to its commercial mortgage loan portfolio as of December 31, 2014.

As described in Note 6, the Company had $32,500 of unfunded loan commitments related to its subordinate loan portfolio as of December 31, 2014.
Note 17 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$40,641	$40,641	$20,096	$20,096
Restricted cash	30,127	30,127	30,127	30,127
Securities, held-to-maturity	154,283	154,980	—	—
Commercial first mortgage loans	458,520	465,510	161,099	164,405
Subordinate loans	561,182	566,385	497,484	503,267
Borrowings under repurchase agreements	(622,194)	(621,269)	(202,033)	(202,148)
Convertible senior notes, net	(246,464)	(254,605)	—	—
Participations sold	(89,584)	(89,995)	—	—
To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The Company’s securities, held-to-maturity, commercial first mortgage loans, subordinate loans, borrowings under repurchase agreements, convertible senior notes and participations sold are carried at amortized cost on the consolidated financial statements and are classified as Level III in the fair value hierarchy.
Note 18 – Net Income (Loss) per Share
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

The table below presents basic and diluted net income per share of common stock using the two-class method for the years ended December 31, 2014, 2013 and 2012:

	For the year ended December 31,
	2014	2013	2012
Numerator:
Net income	$82,739	$52,485	$40,181
Preferred dividends	(7,440)	(7,440)	(3,079)
Net income available to common stockholders	75,299	45,045	37,102
Dividends declared on common stock	(71,089)	(59,008)	(35,899)
Dividends on participating securities	(506)	(798)	(628)
Net income (loss) attributable to common stockholders	$3,704	$(14,761)	$575
Denominator:
Basic weighted average shares of common stock outstanding	43,464,255	35,212,211	22,259,386
Diluted weighted average shares of common stock outstanding	43,684,805	35,679,755	22,648,819
Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$1.64	$1.68	$1.61
Undistributed income (loss)	0.08	$(0.42)	$0.03
Basic and diluted net income per share of common stock	$1.72	$1.26	$1.64
For 2013, 467,544 unvested RSUs were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

Note 19 – Summarized Quarterly Results (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Net interest income:
Interest income from securities	$2,419	$3,087	$4,366	$3,014	$6,129	$2,533	$8,275	$3,633
Interest income from securities, held to maturity	—	—	—	—	1,448	—	3,165	—
Interest income from commercial mortgage loans	4,011	3,592	6,438	3,676	8,025	4,954	9,328	3,812
Interest income from subordinate loans	14,730	11,454	18,238	11,498	19,754	12,184	17,021	14,026
Interest income from repurchase agreements	—	2	—	—	—	—	—	—
Interest expense	(1,757)	(1,068)	(5,258)	(955)	(8,786)	(885)	(10,740)	(1,450)
Net interest income	19,403	17,067	23,784	17,233	26,570	18,786	27,049	20,021
Operating expenses:
General and administrative expenses	(1,442)	(1,895)	(1,479)	(1,437)	(1,434)	(1,793)	(1,796)	(2,438)
Management fees to related party	(2,565)	(2,160)	(2,966)	(2,600)	(3,193)	(2,625)	(3,236)	(2,627)
Total operating expenses	(4,007)	(4,055)	(4,445)	(4,037)	(4,627)	(4,418)	(5,032)	(5,065)
Income from unconsolidated joint venture	—	—	—	—	(88)	—	(69)	—
Interest income from cash balances	—	—	4	16	21	3	9	1
Unrealized gain (loss) on securities	2,184	(1,080)	4,749	(1,421)	(2,147)	(1,472)	(639)	908
Foreign currency gain (loss)	—	—	959	—	(3,596)	—	(1,413)	—
Gain (loss) on derivative instruments	—	—	(1,093)	(2)	3,026	1	2,137	(1)
Net income	17,580	11,932	23,958	11,789	19,159	12,900	22,042	15,864
Preferred dividends	(1,860)	(1,860)	(1,860)	(1,860)	(1,860)	(1,860)	(1,860)	(1,860)
Net income available to common stockholders	$15,720	$10,072	$22,098	$9,929	17,299	$11,040	$20,182	$14,004
Basic and diluted net income per share of common stock	$0.42	$0.33	$0.51	$0.27	$0.37	$0.30	$0.43	$0.37
Basic weighted average shares of common stock outstanding	37,122,842	30,105,939	42,888,747	36,880,410	46,848,675	36,883,002	46,852,646	36,886,619
Diluted weighted average shares of common stock outstanding	37,341,050	30,480,689	43,099,354	37,373,885	47,068,929	37,379,469	47,085,617	37,390,369
Dividend declared per share of common stock	$0.40	$0.40	$0.40	$0.40	$0.40	$0.40	$0.40	$0.40
Note 20 – Subsequent Events
Investment activity.  In January 2015, the Company closed a £35,000 (approximately $52,000) mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. The five-year, floating-rate mezzanine loan is part of a £223,800 whole loan, which includes a £164,100 first mortgage loan and a £59,700 mezzanine loan. The remaining £24,700 of the mezzanine loan was acquired by investment funds affiliated with Apollo Global Management, LLC. The mezzanine loan has an appraised loan-to-value of 70% and was underwritten to generate an IRR of approximately 10%.
In February 2015, the Company closed a $20,000 mezzanine loan secured by a 488-key full service hotel located in Burbank, California. The five-year, fixed rate mezzanine loan is part of a $90,000 financing which consists of a $70,000 first mortgage loan and the Company's $20,000 mezzanine loan. The mezzanine loan has an appraised loan-to-value of 74% and has been underwritten to generate an IRR of approximately 11%.
In February 2015, the Company closed a $92,500 ($72,500 of which was funded at closing) first mortgage loan for the predevelopment of a mixed-use multifamily and retail development aggregating approximately 330,000 square feet in downtown Brooklyn, New York. The two-year, floating-rate first mortgage loan has an appraised LTV of 57% and has been underwritten to generate an IRR of approximately 21% on a levered basis.

During the first quarter of 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. Additionally, the Company funded an additional investments of $3,000 related to its investment in floating rate first mortgage loan for the development of a 50-unit luxury residential condominium in Montgomery County, Maryland and $4,194 related to its investment in a $82,500 mezzanine loan for the development of a mixed-use property on the Upper West Side neighborhood of New York City.
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately $20,794, reducing its unfunded commitment to Champ LP to €3,229.  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.  The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB Bank.
Repurchase Facilities.    On January 26, 2015, the Company, through an indirect wholly-owned subsidiary, entered into a repurchase agreement with Goldman Sachs Bank USA (the “Goldman Loan”). The Goldman Loan provides for a purchase price of $52,524 and a repurchase date of the earliest of: (1) April 30, 2019, (2) an early repurchase date as a result of repayment or sale of the purchased loan, or (3) an accelerated repurchase date as a result of certain events of default. Subject to the terms and conditions thereof, the Goldman Loan provides for the purchase and sale of certain participation interests in a mortgage loan secured by single-family and condominium properties. Prior to an event of default, amounts borrowed under the Goldman Loan bear interest at a spread of 3.5% plus one-month LIBOR. In addition, the Goldman Loan provides that margin calls may occur during the continuance of certain credit events if the market value of the mortgaged properties drop below an agreed upon percentage. The Goldman Loan contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase agreements. The Company has agreed to the following restrictive covenants, among others: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000), (B) maximum total indebtedness to consolidated tangible net worth (3:1), (C) minimum liquidity ($15,000), (D) minimum sum of (i) cash liquidity and (ii) “near cash liquidity” (5.0% of the Company’s total recourse indebtedness), (E) minimum net income (one U.S. dollar during any four consecutive fiscal quarters) and (F) a minimum ratio of EBITDA to interest expense (1.5 to 1.0). The Company has also agreed to provide a guarantee of the obligations under the Goldman Loan.
On January 29, 2015, the Company, through indirect wholly-owned subsidiaries, entered into a Fourth Amended and Restated Master Repurchase Agreement (the “Amended and Restated JPMorgan Facility”) with JPMorgan Chase Bank, National Association. The Amended and Restated JPMorgan Facility provides for a maximum aggregate purchase price of $300,000 and has a two-year term plus a one-year extension option, exercisable at the option of the Sellers, subject to satisfaction of certain conditions. Subject to the terms and conditions thereof, the Amended and Restated JPMorgan Facility provides for the purchase, sale and repurchase of eligible senior commercial or multifamily mortgage loans, junior commercial or multifamily mortgage loans, mezzanine loans and participation interests therein that are secured by properties located in the United States, England or Wales. Amounts borrowed under the Amended and Restated JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the Amended and Restated JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its loan-to-value ratio. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The Amended and Restated JPMorgan Facility contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. The Company has agreed to the following restrictive covenants, among others: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000 plus 75% of the net cash proceeds of any equity issuance by the Company), (B) maximum total indebtedness to consolidated tangible net worth (3:1), or (C) minimum liquidity (the greater of 5% of the Company’s total recourse indebtedness or $15,000). The Company has agreed to provide a limited guarantee of the obligations under the Amended and Restated JPMorgan Facility.
Dividends.    On February 25, 2015, the Company’s board of directors declared a dividend of $0.44 per share of common stock which is payable on April 15, 2015 to common stockholders of record on March 31, 2015.
Management Agreement.  Following a meeting by the Company’s independent directors in February 2015, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.

Schedule IV — Mortgage Loans on Real Estate
December 31, 2014

Property Type	Location	Interest Rate	Final Extended Maturity Date	Periodic Payment Terms	Face amount of loans	Carrying amount of loans
Commercial mortgage loans
Hotel	Maryland	9.00%	Apr -15		24,590	24,557
Condo Conversion	New York	9.67%	Sept - 16	Interest only	33,846	33,961
Condo Construction	Maryland	10.50%	Mar-17	Interest only	28,000	27,520
Vacation Home Portfolio	Various	7.50%	Apr-19		100,046	99,086
Hotel	Pennsylvania	4.71%	May-19	Interest only	34,000	33,842
Condo Construction	Maryland	10.75%	Jun-17	Interest only	20,000	19,616
Multifamily	New York	4.41%	Aug-19	Interest only	30,000	30,110
Mixed Use	Ohio	9.25%	May-20		20,000	18,309
Condo Conversion	New York	3.75%	Jun-16	Interest only	67,300	64,714
Multifamily	North Dakota	5.15%	Nov-19		57,792	57,297
Vacation Home Portfolio	Various US cities	7.00%	Nov-21	Interest only	50,000	49,508
Total commercial mortgage loans					465,574	458,520
Subordinate loans (1)
Office	Michigan	13.00%	Jun - 20		8,813	8,813
Ski Resort	California	13.25%	May - 17	Interest only	40,000	39,771
Mixed Use	North Carolina	11.10%	Aug - 22	Interest only	6,525	6,525
Office Complex	Missouri	11.75%	Oct - 22		9,711	9,711
Hotel Portfolio	Various US cities	11.07%	Nov - 16		34,042	33,995
Condo Construction	New York	13.25%	July - 18	Interest only	76,344	76,005
Multifamily Conversion	New York	10.23%	Dec - 15	Interest only	14,608	14,703
Hotel Portfolio	Minnesota	11.00%	Feb - 18		24,486	24,486
Warehouse Portfolio	Various US cities	11.50%	May - 23	Interest only	32,000	32,000
Multifamily Conversion	New York	12.25%	Feb - 15	Interest only	44,000	43,989
Office Condo	New York	11.25%	Jul - 22	Interest only	14,000	13,596
Condo Conversion	New York	9.67%	Sept - 16	Interest only	29,751	29,762
Mixed Use	Pennsylvania	9.42%	Aug - 18	Interest only	22,500	22,473
Mixed Use	Various US cities	14.00%	Dec - 18	Interest only	19,464	19,294
Mixed Use	England	9.25%	Jan-15	Interest only	52,355	52,355
Healthcare Portfolio	Various US	9.43%	Jun-19	Interest only	50,000	50,000
Hotel	New York	10.25%	Jul-19	Interest only	20,000	19,870
Ski Resort	Montana	14.00%	Sept-20	Interest only	15,000	14,861
Mixed Use	New York	10.66%	Dec-19		50,000	48,973
Total subordinate loans					563,599	561,182
Total					$1,029,173	$1,019,702	(2)

(1)	Subject to prior liens.

(2)	The aggregate cost for federal income tax purposes is $1,019,702.

The following table summarizes the changes in the carrying amounts of mortgage loans during 2014 and 2013.
Reconciliation of Carrying Amount of Loans

	2014	2013
Balance at beginning of year	$658,583	$389,167
New loans	802,664	401,912
Sales	(4,950)	—
Collections of principal	(299,551)	(137,168)
Discount accretion	4,316	4,672
Foreign currency loss	(4,095)	—
Payment-in-kind	16,570	—
Exchange for CMBS (held-to-maturity)	(153,835)	—
Balance at the close of year	$1,019,702	$658,583

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, the Company’s management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 58 of this annual report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement relating to its annual meeting of stockholders to be held on or about April 28, 2015 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2014.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.
The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.
The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 11.	Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 14.	Principal Accountant Fees and Services.
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.
Documents filed as part of the report
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:
The consolidated financial statements and related schedule of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 57 through 92 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8 “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2)	Financial Statement Schedule:
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2014.

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

4.3
Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 21, 2014.

4.4
First Supplemental Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 5.50% Convertible Senior Note due 2019), incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on March 21, 2014.

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

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

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

Apollo Commercial Real Estate Finance, Inc.

February 26, 2015	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 26, 2015	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein President, Chief Executive Officer and Director (Principal Executive Officer)

February 26, 2015	By:	/s/ Megan B. Gaul
Megan B. Gaul Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

February 26, 2015	By:	/s/ Jeffrey M. Gault
Jeffrey M. Gault Director

February 26, 2015	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 26, 2015	By:	/s/ Robert Kasdin
Robert Kasdin Director

February 26, 2015	By:	/s/ Eric L. Press
Eric L. Press Director

February 26, 2015	By:	/s/ Scott S. Prince
Scott S. Prince Director

February 26, 2015	By:	/s/ Michael E. Salvati
Michael E. Salvati Director