Form 10-Q
period 2015-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2015-04-30
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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
As of April 30, 2015, there were 58,429,155 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	March 31, 2015	December 31, 2014
Assets:
Cash	$39,962	$40,641
Restricted cash	30,127	30,127
Securities available-for-sale, at estimated fair value	—	17,105
Securities, at estimated fair value	520,449	522,730
Securities, held-to-maturity	154,446	154,283
Commercial mortgage loans, held for investment	563,390	458,520
Subordinate loans, held for investment	672,070	561,182
Investment in unconsolidated joint venture	18,901	37,016
Derivative instrument	1,026	4,070
Interest receivable	12,634	10,829
Deferred financing costs, net	9,090	7,444
Other assets	276	1,200
Total Assets	$2,022,371	$1,845,147
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$575,433	$622,194
Convertible senior notes, net	246,881	246,464
Participations sold	119,314	89,584
Accounts payable and accrued expenses	3,319	7,578
Payable to related party	3,341	3,240
Dividends payable	27,601	21,018
Total Liabilities	975,889	990,078
Commitments and Contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference)	35	35
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,413,205 and 46,900,442 shares issued and outstanding, respectively	584	469
Additional paid-in-capital	1,062,064	868,035
Retained earnings (accumulated deficit)	(12,794)	(10,485)
Accumulated other comprehensive loss	(3,407)	(2,985)
Total Stockholders’ Equity	1,046,482	855,069
Total Liabilities and Stockholders’ Equity	$2,022,371	$1,845,147

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended March 31,
	2015	2014
Net interest income:
Interest income from securities	$8,287	$2,419
Interest income from securities, held to maturity	3,045	—
Interest income from commercial mortgage loans	10,094	4,011
Interest income from subordinate loans	18,610	14,730
Interest expense	(11,482)	(1,757)
Net interest income	28,554	19,403
Operating expenses:
General and administrative expenses (includes $1,117 and $426 of equity based compensation in 2015 and 2014, respectively)	(2,355)	(1,442)
Management fees to related party	(3,341)	(2,565)
Total operating expenses	(5,696)	(4,007)
Interest income from cash balances	11	—
Realized loss on sale of securities	(443)	—
Unrealized gain on securities	3,409	2,184
Foreign currency gain	2,722	—
Loss on derivative instruments	(3,044)	—
Net income	25,513	17,580
Preferred dividends	(1,860)	(1,860)
Net income available to common stockholders	$23,653	$15,720
Basic and diluted net income per share of common stock	$0.47	$0.42
Basic weighted average shares of common stock outstanding	49,563,822	37,122,842
Diluted weighted average shares of common stock outstanding	50,171,687	37,341,050
Dividend declared per share of common stock	$0.44	$0.40

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2015	2014
Net income available to common stockholders	$23,653	$15,720
Change in net unrealized gain (loss) on securities available-for-sale	678	(17)
Foreign currency translation adjustment	(1,100)	—
Comprehensive income	$23,231	$15,703

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Par	Shares	Par				Total
Balance at January 1, 2015	3,450,000	$35	46,900,442	$469	$868,035	$(10,485)	$(2,985)	$855,069
Capital increase related to Equity Incentive Plan	—	—	12,763	*	996	—	—	996
Issuance of common stock	—	—	11,500,000	115	193,315	—	—	193,430
Offering costs	—	—	—	—	(282)	—	—	(282)
Net income	—	—	—	—	—	25,513	—	25,513
Change in other comprehensive loss	—	—	—	—	—	—	(422)	(422)
Dividends on common stock	—	—	—	—	—	(25,962)	—	(25,962)
Dividends on preferred stock	—	—	—	—	—	(1,860)	—	(1,860)
Balance at March 31, 2015	3,450,000	$35	58,413,205	$584	$1,062,064	$(12,794)	$(3,407)	$1,046,482

* Rounds to zero.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flows provided by operating activities:
Net income	$25,513	$17,580
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(2,162)	(256)
Amortization of deferred financing costs	684	190
Equity-based compensation	996	(421)
Unrealized (gain) loss on securities	(3,409)	(2,184)
Foreign currency (gain) loss	3,801	—
Unrealized loss on derivative instruments	3,044	—
Realized loss on sale of security	443	—
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(7,687)	(3,125)
Other assets	520	50
Accounts payable and accrued expenses	(4,433)	(363)
Payable to related party	101	(63)
Net cash provided by operating activities	17,411	11,408
Cash flows used in investing activities:
Funding of commercial mortgage loans	(103,888)	(24,178)
Funding of subordinate loans	(109,659)	—
Funding of unconsolidated joint venture	(3,929)	—
Proceeds from sale of securities available-for-sale	17,291	—
Proceeds from sale of securities at estimated fair value	6,338	—
Proceeds from sale of investment in unconsolidated joint venture	20,794	—
Principal payments received on securities available-for-sale	—	7,785
Principal payments received on securities at estimated fair value	32	9,080
Principal payments received on commercial mortgage loans	727	243
Principal payments received on subordinate loans	666	15,407
Principal payments received on other assets	63
Net cash used in investing activities	(171,565)	8,337
Cash flows from financing activities:
Proceeds from issuance of common stock	193,430	—
Payment of offering costs	(108)	(117)
Proceeds from repurchase agreement borrowings	136,730	12,000
Repayments of repurchase agreement borrowings	(183,491)	(47,039)
Proceeds from issuance of convertible senior notes	—	143,750
Proceeds from participations sold	30,484	—
Payment of deferred financing costs	(2,330)	(4,627)
Dividends on common stock	(19,380)	(15,475)
Dividends on preferred stock	(1,860)	(1,860)
Net cash provided by financing activities	153,475	86,632
Net increase in cash and cash equivalents	(679)	106,377
Cash and cash equivalents, beginning of period	40,641	20,096
Cash and cash equivalents, end of period	$39,962	$126,473
Supplemental disclosure of cash flow information:
Interest paid	$14,399	$1,958
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$27,601	$16,688
Deferred financing costs, not yet paid	$—	$412
Offering costs payable	$207	$—

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Consolidated Subsidiaries
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Our results of operations for the quarterly period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any other future period.
The Company currently operates in one business segment.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance which broadly amends the accounting guidance for revenue recognition. This guidance is effective for the first interim or annual period beginning after December 15, 2016, and is to be applied prospectively.  The Company does not anticipate that the adoption of this guidance will have a material impact on the Company's consolidated financial statements.
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
In February 2015, the FASB issued guidance which amends the guidance related to accounting for the consolidation of certain legal entities. The modifications impacts limited partnerships and similar legal entities, the evaluation of (i) fees paid to a decision maker or a service provider as a variable interest, (ii) fee arrangements, and (iii) related parties on the primary beneficiary determination. This guidance is effective for the first interim or annual period beginning after December 15, 2015. The Company does not anticipate that the adoption will have a material impact on its condensed consolidated financial statements.
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. Early adoption is permitted, and the Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.
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
The estimated fair values of the Company’s derivative instruments are determined using a discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected cash flows are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The fair values of foreign exchange forwards are determined by comparing the contracted forward exchange rate to the current market exchange rate.  The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying countries.   The Company’s derivative instruments are classified as Level II in the fair value hierarchy.
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of March 31, 2015 and December 31, 2014:

	Fair Value as of March 31, 2015				Fair Value as of December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Available-for-Sale)	$—	$—	$—	$—	$—	$17,105	$—	$17,105
CMBS (Fair Value Option)	—	520,449	—	520,449	—	522,730	—	522,730
Derivative instruments	—	1,026	—	1,026	—	4,070	—	4,070
Total	$—	$521,475	$—	$521,475	$—	$543,905	$—	$543,905

Note 4 – Debt Securities
At March 31, 2015, all of the Company's CMBS (Fair Value Option) were pledged to secure borrowings under the Company’s master repurchase agreements with UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). See "Note 8 - Borrowings Under Repurchase Agreements" for a description of these facilities.
During February 2015, the Company sold CMBS with an amortized cost of $24,038 resulting in a net realized loss of $443, which was comprised of realized gains of $43 and realized losses of $486. As a result of the sale, $678 was reclassified out of accumulated other comprehensive income. The sale generated proceeds of $1,341 after the repayment of $22,254 of borrowings under the Company's master repurchase agreement with Wells Fargo Bank, N.A. ("Wells Fargo") (the "Wells Facility").
CMBS (Held-to-Maturity) represents a loan the Company closed during May 2014 that was subsequently contributed to a securitization during August 2014. During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. The property consists of 442 hotels rooms, 114 timeshare units, two casinos and approximately 131,500 square feet of retail space. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation. The Company evaluated this transaction and concluded due to its continuing involvement the transaction should not be accounted for as a sale. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation. The whole loan has a three-year term with two one-year extension options and an appraised loan-to-value ("LTV") of approximately 60%.
The amortized cost and estimated fair value of the Company’s debt securities at March 31, 2015 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Carrying Value
CMBS (Fair Value Option)	$520,883	$510,740	$10,348	$(639)	$520,449
CMBS (Held-to-Maturity)	$155,000	$154,446	$—	$—	$154,446
Total	$675,883	$665,186	$10,348	$(639)	$674,895
The gross unrealized loss related to the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. The unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at March 31, 2015 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.

The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2014 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Available-for-Sale)	$17,013	$17,783	$—	$(678)	$17,105
CMBS (Fair Value Option)	527,177	516,443	7,322	(1,035)	522,730
CMBS (Held-to-Maturity)	$155,000	$154,283	$—	$—	$154,283
Total	$699,190	$688,509	$7,322	$(1,713)	$694,118
The following table presents information about the Company's debt securities that were in an unrealized loss position at December 31, 2014:

	Unrealized Loss Position for Less than 12 months		Unrealized Loss Position for 12 months or More
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CMBS (Available-for-Sale)	$—	$—	$17,105	$(678)
CMBS (Fair Value Option)	130,435	(1,019)	6,315	(16)
Total	$130,435	$(1,019)	$23,420	$(694)
The overall statistics for the Company’s CMBS (Available-for-Sale) and CMBS (Fair Value Option) investments calculated on a weighted average basis assuming no early prepayments or defaults as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Credit Ratings *	BBB- to CCC-	AAA to CCC-
Coupon	5.9%	5.9%
Yield	6.5%	6.4%
Weighted Average Life	2.1 years	2.3 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.
The percentage vintage, property type and location of the collateral securing the Company’s CMBS (Available-for-Sale) and CMBS (Fair Value Option) investments calculated on a weighted average basis as of March 31, 2015 and December 31, 2014 are as follows:

Vintage	March 31, 2015	December 31, 2014
2005	9.8%	9.0%
2006	19.7	19.0
2007	61.4	63.0
2008	9.1	9.0
Total	100.0%	100.0%

Property Type	March 31, 2015	December 31, 2014
Office	33.2%	33.4%
Retail	29.2	29.1
Multifamily	13.0	13.3
Other *	24.6	24.2
Total	100.0%	100.0%
 *    No other individual category comprises more than 10% of the total.

Location	March 31, 2015	December 31, 2014
South Atlantic	23.3%	23.2%
Middle Atlantic	19.0	21.1
Pacific	17.1	17.0
East North Central	12.3	11.0
Other *	28.3	27.7
Total	100.0%	100.0%
 *    No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at March 31, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - Silver Spring, MD	Mar-10	Apr-15	$26,000	$24,489	$24,488	Fixed	263 rooms
Condo Conversion – NY, NY (1)(2)	Aug-13	Sept-15	33,000	34,015	34,209	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD (3)	Feb-14	Sept-16	50,000	50,000	49,469	Floating	50 units
Vacation Home Portfolio - Various (1)	Apr-14	Apr-19	101,000	100,046	99,099	Fixed	229 properties
Hotel - Philadelphia, PA (1)(4)	May-14	May-17	34,000	34,000	33,890	Floating	301 rooms
Condo Construction - Bethesda, MD (5)	Jun-14	Dec-16	21,000	21,000	20,720	Floating	40 units
Multifamily - Brooklyn, NY (1)(6)	Jul-14	Aug-16	34,500	34,500	34,681	Floating	63 units
Mixed Use - Cincinnati, OH (7)	Nov-14	May-18	25,000	25,000	23,275	Floating	65 acres
Condo Conversion - NY, NY (1)(8)	Nov-14	Dec-15	67,300	67,300	65,485	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)(4)	Nov-14	Nov-17	58,000	57,167	56,795	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (1)(4)	Nov-14	Nov-19	50,000	50,000	49,529	Fixed	24 properties
Mixed Use - Brooklyn, NY (1)(9)	Feb-15	Mar-17	72,550	72,550	71,750	Floating	330,000 sq. ft.
Total/Weighted Average			$572,350	$570,067	$563,390	7.05%

(1)
At March 31, 2015, this loan was pledged to secure borrowings under the Company’s master repurchase facilities entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) or Goldman Sachs Bank USA (the “Goldman Loan”). See "Note 8 – Borrowings Under Repurchase Agreements" for a description of these facilities.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

(3)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. As of March 31, 2015, the Company had $30,000 of unfunded loan commitments related to this loan.

(4)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee.

(5)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. As of March 31, 2015, the Company had $44,100 of unfunded loan commitments related to this loan.

(6)	This loan includes three one-year extension options subject to certain conditions and the payment of a fee for each extension.

(7)
This loan includes two one-year extension options subject to certain conditions and the payment of a fee. As of March 31, 2015, the Company had $140,000 of unfunded loan commitments related to this loan.

(8)	This loan includes a six-month extension options subject to certain conditions and the payment of a fee.

(9)	As of March 31, 2015, the Company had $19,950 of unfunded loan commitments related to this loan.

The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - Silver Spring, MD (1)	Mar-10	Apr-15	$26,000	$24,590	$24,557	Fixed	263 rooms
Condo Conversion – NY, NY (1)(2)	Aug-13	Sept-15	33,000	33,846	33,961	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD (3)	Feb-14	Sept-16	28,000	28,000	27,520	Floating	50 units
Vacation Home Portfolio - Various	Apr-14	Apr-19	101,000	100,046	99,086	Fixed	229 properties
Hotel - Philadelphia, PA (1)(4)	May-14	May-17	34,000	34,000	33,842	Floating	301 rooms
Condo Construction - Bethesda, MD (5)	Jun-14	Dec-16	20,000	20,000	19,616	Floating	40 units
Multifamily - Brooklyn, NY (1)(6)	Jul-14	Aug-16	30,000	30,000	30,110	Floating	63 units
Mixed Use - Cincinnati, OH (7)	Nov-14	May-18	20,000	20,000	18,309	Floating	65 acres
Condo Conversion - NY, NY (1)(8)	Nov-14	Dec-15	67,300	67,300	64,714	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)(4)	Nov-14	Nov-17	58,000	57,792	57,297	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (4)	Nov-14	Nov-19	50,000	50,000	49,508	Fixed	24 properties
Total/Weighted Average			$467,300	$465,574	$458,520	6.84%

(1)	At December 31, 2014, this loan was pledged to secure borrowings under the JPMorgan Facility. See "Note 8 – Borrowings Under Repurchase Agreements" for a description of this facility.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

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

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at March 31, 2015 and December 31, 2014.

Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following at March 31, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,795	$8,795	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,828	Fixed
Mixed Use – North Carolina	Jul-12	Aug-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,674	9,674	Fixed
Hotel Portfolio – Various (1)	Nov-12	Nov-15	50,000	33,511	33,490	Floating
Condo Construction – NY, NY (1)	Jan-13	Jul-17	60,000	78,900	78,613	Fixed
Multifamily Conversion – NY, NY (1)	Jan-13	Dec-15	18,000	14,608	14,682	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,407	24,407	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – NY, NY	May-13	May-15	44,000	44,000	43,991	Floating
Office Condo - NY, NY	Jul-13	Jul-22	14,000	14,000	13,604	Fixed
Condo Conversion – NY, NY (1)(2)	Aug-13	Sept-15	29,400	29,900	30,014	Floating
Mixed Use - Pittsburgh, PA (3)	Aug-13	Aug-16	22,500	22,500	22,495	Floating
Mixed Use - Various (3)	Dec-13	Dec-18	17,000	19,500	19,341	Fixed
Mixed Use - London, England	Apr-14	Sept-15	47,566	50,958	50,958	Fixed
Healthcare Portfolio - Various (4)	Jun-14	Jun-16	50,000	50,000	50,000	Floating
Hotel - NY, NY (4)	Jul-14	Jul-16	20,000	20,000	19,901	Floating
Ski Resort - Big Sky, MT	Aug-14	Sept-20	15,000	15,000	14,871	Fixed
Mixed Use - New York, NY (5)	Dec-14	Dec-17	57,410	59,027	58,095	Floating
Senior Housing - United Kingdom	Jan-15	Dec-17	80,786	80,786	80,786	Floating
Hotel - Burbank, CA	Feb-15	Jan-20	20,000	20,000	20,000	Fixed
Total/Weighted Average			$668,187	$674,091	$672,070	11.10%

(1)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(2)	At March 31, 2015, this loan was pledged to secure borrowings under the JPMorgan Facility. See "Note 8 – Borrowings Under Repurchase Agreements" for a description of this facility.

(3)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(4)	Includes three one-year extension options subject to certain conditions and the payment of an extension fee.

(5)
Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. As of March 31, 2015, the Company had $25,090 of unfunded loan commitments related to this loan.

The Company’s subordinate loan portfolio was comprised of the following at December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,813	$8,813	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,771	Fixed
Mixed Use – North Carolina	Jul-12	Aug-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,711	9,711	Fixed
Hotel Portfolio – Various (1)	Nov-12	Nov-15	50,000	34,042	33,995	Floating
Condo Construction – NY, NY (1)	Jan-13	Jul-17	60,000	76,344	76,005	Fixed
Multifamily Conversion – NY, NY (1)	Jan-13	Dec-15	18,000	14,608	14,703	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,486	24,486	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – NY, NY (2)	May-13	Feb-15	44,000	44,000	43,989	Floating
Office Condo - NY, NY	Jul-13	Jul-22	14,000	14,000	13,596	Fixed
Condo Conversion – NY, NY (1)	Aug-13	Sept-15	29,400	29,751	29,762	Floating
Mixed Use - Pittsburgh, PA (3)	Aug-13	Aug-16	22,500	22,500	22,473	Floating
Mixed Use - Various (3)	Dec-13	Dec-18	17,000	19,464	19,294	Fixed
Mixed Use - London, England	Apr-14	Jan-15	50,009	52,355	52,355	Fixed
Healthcare Portfolio - Various (4)	Jun-14	Jun-16	50,000	50,000	50,000	Floating
Hotel - NY, NY (4)	Jul-14	Jul-16	20,000	20,000	19,870	Floating
Ski Resort - Big Sky, MT	Aug-14	Sept-20	15,000	15,000	14,861	Fixed
Mixed Use - New York, NY (5)	Dec-14	Dec-17	50,000	50,000	48,973	Floating
Total/Weighted Average			$562,434	$563,599	$561,182	11.34%

(1)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(2)	Includes a three-month extension option subject to certain conditions and the payment of an extension fee.

(3)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(4)	Includes three one-year extension options subject to certain conditions and the payment of an extension fee.

(5)
Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. As of December 31, 2014, the Company had $32,500 of unfunded loan commitments related to this loan.

During January 2014, the Company received a $15,000 principal repayment from a subordinate loan secured by a pledge of the equity interests in the owner of a New York City hotel.
The Company evaluates its loans for possible impairment on a quarterly basis. See “Note 5 – Commercial Mortgage Loans” for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at March 31, 2015 and December 31, 2014.
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
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an investment fund managed by Apollo Global Management, LLC (together with its subsidiaries, "Apollo") for €16,314 (or $20,794) (of which $2,614 related to foreign exchange losses which were previously included in accumulated other comprehensive loss), reducing its unfunded commitment to Champ LP to €3,229 (or $3,465).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.
The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB Bank. The Company determined that Champ LP met the definition of a variable interest entity ("VIE") and that it was not the primary beneficiary; therefore, we did not consolidate the assets and liabilities of the partnership.
Note 8 – Borrowings Under Repurchase Agreements
At March 31, 2015 and December 31, 2014, the Company’s borrowings outstanding under the JPMorgan Facility, the UBS Facility, the DB Facility and the Goldman Loan had the following debt balances, weighted average maturities and interest rates:

	March 31, 2015				December 31, 2014
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$—	—		—%	$20,166	0.2 years		1.0%	**
UBS Facility borrowings	133,899	3.5 years	*	2.7%	133,899	3.7 years	*	2.8%	Fixed
DB Facility borrowings	300,005	3.0 years		3.7%	300,005	3.3 years		3.7%	***
JPMorgan Facility borrowings	89,005	2.8 years		2.4%	168,124	0.1 years		2.7%	L+250
Goldman Loan	52,524	4.1 years		3.7%	—	0		—%	L+350
Total borrowings	$575,433	3.0 years		3.1%	$622,194	3.2 years		3.2%
 *Assumes extension options are exercised.
**At December 31, 2014, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 80 basis points.
*** Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.

At March 31, 2015, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
UBS Facility borrowings *	$—	$132,816	$1,083	$—	$133,899
DB Facility borrowings	40,476	211,328	48,201	—	300,005
JPMorgan Facility borrowings	1,117	87,888	—	—	89,005
Goldman Loan	1,804	9,859	40,861	—	52,524
Total	$43,397	$441,891	$90,145	$—	$575,433
*Assumes extension option is exercised.
At March 31, 2015, the Company’s collateralized financings were comprised of borrowings outstanding under the UBS Facility, the DB Facility, the JPMorgan Facility and the Goldman Loan. The table below summarizes the outstanding balances at March 31, 2015, as well as the maximum and average balances for the three months ended March 31, 2015.

		For the three months ended March 31, 2015
	Balance at March 31, 2015	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$—	$22,254	$10,605
UBS Facility borrowings	133,899	133,899	$133,899
DB Facility borrowings	300,005	300,005	300,005
JPMorgan Facility borrowings	89,005	249,918	177,503
Goldman Loan	52,524	52,524	39,393
Total	$575,433

Goldman Loan. On January 26, 2015, the Company, through an indirect wholly-owned subsidiary, entered into the Goldman Loan. The Goldman Loan provides for a purchase price of $52,524 and a repurchase date of the earliest of: (1) April 30, 2019, (2) an early repurchase date as a result of repayment or sale of the purchased loan, or (3) an accelerated repurchase date as a result of certain events of default. Subject to the terms and conditions thereof, the Goldman Loan provides for the purchase and sale of certain participation interests in a mortgage loan secured by single-family and condominium properties. Prior to an event of default, amounts borrowed under the Goldman Loan bear interest at a spread of 3.5% plus one-month LIBOR. In addition, the Goldman Loan provides that margin calls may occur during the continuance of certain credit events if the market value of the mortgaged properties drop below an agreed upon percentage. The Goldman Loan contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase agreements. The Company has agreed to the following restrictive covenants, among others: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000), (B) maximum total indebtedness to consolidated tangible net worth (3:1), (C) minimum liquidity ($15,000), (D) minimum sum of (i) cash liquidity and (ii) “near cash liquidity” (5.0% of the Company’s total recourse indebtedness), (E) minimum net income (one U.S. dollar during any four consecutive fiscal quarters) and (F) a minimum ratio of EBITDA to interest expense (1.5 to 1.0). The Company has also agreed to provide a guarantee of the obligations under the Goldman Loan.
JPMorgan Facility. On January 29, 2015, the Company, through indirect wholly-owned subsidiaries, entered into a Fourth Amended and Restated Master Repurchase Agreement (the “JPMorgan Facility”) with JPMorgan Chase Bank, National Association. The JPMorgan Facility provides for a maximum aggregate purchase price of $300,000 and has a two-year term plus a one-year extension option, exercisable at the option of the Sellers, subject to satisfaction of certain conditions. Subject to the terms and conditions thereof, the JPMorgan Facility provides for the purchase, sale and repurchase of eligible senior commercial or multifamily mortgage loans, junior commercial or multifamily mortgage loans, mezzanine loans and participation interests therein that are secured by properties located in the United States, England or Wales. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its loan-to-value ratio. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The JPMorgan Facility contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. The Company has agreed to the following restrictive covenants, among others: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000 plus 75% of the net cash proceeds of any equity issuance by the Company), (B) maximum total indebtedness to consolidated tangible net worth (3:1), or (C) minimum liquidity (the greater of 5% of the Company’s total recourse indebtedness or $15,000). The Company has agreed to provide a limited guarantee of the obligations under the JPMorgan Facility.
Wells Facility. During February 2015, the Company repaid the outstanding balance under the Wells Facility upon the sale of the pledged collateral.
The Company was in compliance with the financial covenants under its repurchase agreements at March 31, 2015 and December 31, 2014.
Note 9 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At March 31, 2015, the March 2019 Notes had a carrying value of $139,978 and an unamortized discount of $3,772.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes", and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,615. At March 31, 2015, the August 2019 Notes had a carrying value of $106,903 and an unamortized discount of $4,097.

The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	55.3649	3/15/2019	3.96 years
August 2019 Notes	$111,000	5.50%	6.50%	55.3649	3/15/2019	3.96 years

(1)
Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2019 Notes converted.  The if-converted value of the 2019 Notes does not exceed their principal amount at March 31, 2015 since the closing market price of the Company’s common stock does not exceed the implicit conversion prices of $18.06 for the 2019 Notes.

 GAAP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $11,445 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2015. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $3,503 for the three months ended March 31, 2015.  With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $844 for the three months ended March 31, 2015.
As of March 31, 2015 potential shares of common stock contingently issuable upon the conversion of the 2019 Notes were excluded from the calculation of diluted income per share because it is management's intent and ability to settle the obligation in cash.
Note 10 – Participations Sold
Participations sold represent the interests in loans the Company originated and subsequently partially sold. The Company presents the participations sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. The income earned on the participation sold is recorded as interest income and an identical amount is recorded as interest expense on the Company's consolidated statements of operations.
During January 2015, the Company closed a £34,519 ($51,996) floating-rate mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. During February 2015, closed an additional £20,000 ($30,672) and participated that balance to an investment fund affiliated with Apollo. At March 31, 2015, the participation had a face amount of £20,000 ($29,636), a carrying amount of £20,000 ($29,636) and a cash coupon of LIBOR plus 825 basis points.
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation and classified it as CMBS (Held-to-Maturity) on its consolidated financial statements. At March 31, 2015, the participation had a face amount of $90,000, a carrying amount of $89,678 and a cash coupon of LIBOR plus 440 basis points.
Note 11 – Derivative Instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.

The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three months ended March 31, 2015 and 2014.

		Three months ended March 31,
	Location of Loss Recognized in Income	2015	2014
Forward currency contract	Loss on derivative instruments - unrealized	(3,044)	—
Total		$(3,044)	$—

The following table summarizes the gross asset amounts related to the Company's derivative instruments at March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Forward currency contract	$1,026	$—	1,026	$4,070	$—	4,070
Total derivative instruments	$1,026	$—	$1,026	$4,070	$—	$4,070

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
The current term of the Management Agreement expires on September 29, 2015 and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors in February 2015, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to seek termination of the Management Agreement.
For the three months ended March 31, 2015, the Company incurred approximately $3,341 in base management fees. For the three months ended March 31, 2014, the Company incurred approximately $2,565 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three months ended March 31, 2015, the Company recorded expenses totaling $636 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the three months ended March 31, 2014, the Company recorded expenses totaling $107 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the

Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively, is approximately $3,341 and $3,240 for base management fees incurred but not yet paid.
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
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,465).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.  The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB Bank.
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
The Company recognized stock-based compensation expense of $1,117 for the three months ended March 31, 2015 related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $426 for the three months ended March 31, 2014 related to restricted stock and RSU vesting. The following table summarizes the activity related to restricted common stock and RSUs during the three months ended March 31, 2015:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at December 31, 2014		274,114	610,254
Grant	January 2015	—	8,000	$132	December 2015	December 2017
Forfeiture	January 2015	—	(5,000)	n/a	n/a	n/a
Cancelled upon delivery	March 2015	—	(20,000)	n/a	n/a	n/a
Outstanding at March 31, 2015		274,114	593,254

Below is a summary of expected restricted common stock and RSU vesting dates as of March 31, 2015.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
April 2015	3,699	—	3,699
July 2015	3,300	—	3,300
July 2015	250	—	250
October 2015	3,300	—	3,300
December 2015	15,588	197,751	213,339
January 2016	3,299	—	3,299
April 2016	3,300	—	3,300
July 2016	2,828	—	2,828
October 2016	2,827	—	2,827
December 2016	12,255	134,417	146,672
January 2017	2,411	—	2,411
April 2017	2,414	—	2,414
July 2017	1,250	—	1,250
October 2017	1,250	—	1,250
December 2017	12,258	131,009	143,267
	70,229	463,177	533,406

At March 31, 2015, the Company had unrecognized compensation expense of approximately $1,142 and $7,323, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the three months ended March 31, 2015, the Company delivered 12,763 shares of common stock for 20,000 vested RSUs. The Company allows holders of RSUs to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the holder, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital on the consolidated statement of changes in stockholders' equity. The adjustment was $122 for the three months ended March 31, 2015, and is included as a component of the capital decrease related to the Company's equity incentive plan in the consolidated statement of changes in stockholders’ equity.
During the three months ended March 31, 2014, the Company delivered 237,008 shares of common stock for 288,750 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the consolidated statement of changes in stockholders' equity. The adjustment was $847 for three months ended March 31, 2014.
Note 14 – Stockholders’ Equity
Common Stock Offering. During the first quarter of 2015, the Company completed a follow-on public offering of 11,500,000 shares of its common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price of $16.82 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $193,148 after deducting estimated offering expenses payable by the Company.
Dividends. For 2015, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 25, 2015	March 31, 2015	April 15, 2015	$0.44

For 2015, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 16, 2015	March 31, 2015	April 15, 2015	$0.5391
Note 15 – Commitments and Contingencies

KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that has agreed to acquire a minority participation in KBC Bank. The Company committed to invest up to approximately €38,000 ($50,000), representing approximately 21% of the ownership in KBC Bank.
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,465).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.
Loan Commitments. As described in "Note 5 - Commercial Mortgage Loans" and "Note 6 - Subordinate Loans", respectively, at March 31, 2015, the Company had $234,050 of unfunded commitments related to its commercial mortgage loan portfolio and $25,090 of unfunded commitments related to its subordinate loan portfolio.
Note 16 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$39,962	$39,962	$40,641	$40,641
Restricted cash	30,127	30,127	30,127	30,127
Securities, held-to-maturity	154,446	154,984	154,283	154,980
Commercial first mortgage loans	563,390	570,002	458,520	465,510
Subordinate loans	672,070	675,154	561,182	566,385
Borrowings under repurchase agreements	(575,433)	(575,453)	(622,194)	(621,269)
Convertible senior notes, net	(246,881)	(255,705)	(246,464)	(254,605)
Participations sold	(119,314)	(119,626)	(89,584)	(89,995)
To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The Company’s securities, held-to-maturity, commercial first mortgage loans, subordinate loans, borrowings under repurchase agreements, convertible senior notes and participations sold are carried at amortized cost on the condensed consolidated financial statements and are classified as Level III in the fair value hierarchy.
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
The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
Numerator:
Net income	$25,513	$17,580
Preferred dividends	(1,860)	(1,860)
Net income available to common stockholders	23,653	15,720
Dividends declared on common stock	(25,702)	(14,850)
Dividends on participating securities	(261)	(86)
Net income (loss) attributable to common stockholders	$(2,310)	$784
Denominator:
Basic weighted average shares of common stock outstanding	49,563,822	37,122,842
Diluted weighted average shares of common stock outstanding	50,171,687	37,341,050
Basic and diluted net income per weighted average share of common stock
Distributable Earnings	$0.52	$0.40
Undistributed income (loss)	$(0.05)	$0.02
Basic and diluted net income per share of common stock	$0.47	$0.42
For 2015, 607,865 unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
Note 18 – Subsequent Events
Dividends. On April 28, 2015, the Company declared a dividend of $0.44 per share of common stock, which is payable on July 15, 2015 to common stockholders of record on June 30, 2015.
Repayments. During April 2015, the Company received the full repayment of a first mortgage loan secured by a hotel in Silver Springs, Maryland.
Investment Activity. During April 2015, the Company funded $8,000 related to previously closed loans.

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
The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. See “Item 1A - Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The Company is a REIT that primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, CMBS and other commercial real estate-related debt investments. These asset classes are referred to as the Company’s target assets.
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $160 billion as of December 31, 2014.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. The Company benefits from Apollo’s global infrastructure and operating platform, through which the Company is able to source, evaluate and manage potential investments in the Company’s target assets.

Market Overview
The commercial real estate lending market has recovered from the downturn experienced as part of the correction in the global financial markets which began in mid-2007.  Property values in many markets and across multiple property types have recovered and the lending market is functioning with both established and new entrants.  Based on the current market dynamics, including over $1 trillion of commercial real estate debt scheduled to mature through 2017, there remains a compelling opportunity for the Company to invest capital in its target assets at attractive risk adjusted returns. The Company will continue to focus on underlying real estate value, and transactions that benefit from the Company’s ability to execute complex and sophisticated transactions.
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
Recent Federal Reserve announcements have indicated a belief that labor markets continue to strengthen, while inflation remains muted. As a result, it is expected that the Federal Reserve will maintain the accommodative monetary policy in the near term - while revisiting the policy at upcoming Federal Open Market Committee meetings. As a result, the low interest rate environment coupled with the potential for near term interest rate increases is expected to persist, remain attractive to borrowers and is projected to continue to drive significant refinancing and acquisition activity across all property types during 2015.
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
Critical Accounting Policies
A summary of the Company’s accounting policies is set forth in its Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.”
Financial Condition and Results of Operations
(currency amounts in thousands—except per share data)
Investments
The following table sets forth certain information regarding the Company’s investments at March 31, 2015:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years) (1)	Equity at cost (2)	Current Weighted Average Underwritten IRR (3) (4)	Levered Weighted Average Underwritten IRR (3) (4)
First mortgages	$570,067	$563,390	8.6%	3.2	$141,528	2.9%	3.3	$421,862	11.0%	16.4%
Subordinate loans (5)	674,091	672,070	11.7	3.5	1	3.7	3.3	642,433	13.1	13.2
CMBS, held-to-maturity (6)	65,000	64,768	11.8	4.1	—	—	—	64,768	11.8	11.8
CMBS	520,883	510,740	6.5	2.1	433,904	3.4	3.2	106,963	16.2	16.2
Total/Weighted Average	$1,830,041	$1,810,968	9.3%	3.0	$575,433	3.1%	3.0	$1,236,026	12.6%	14.2%

(1)	Assumes extension options are exercised. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Company's repurchase agreements.

(2)	CMBS includes $30,127 of restricted cash related to the UBS Facility.

(3)
Internal rate of return ("IRR") is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. The underwritten IRR for the investments shown in the above table reflect the returns underwritten by the Manager, calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings remains constant over the remaining term. With respect to certain loans, the underwritten IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Item 1A-Risk Factors-The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table or elsewhere in this quarterly report over time.

(4)
The Company’s ability to achieve its underwritten levered weighted average IRR with regard to its portfolio of first mortgage loans is dependent upon the Company borrowing approximately $184,261 under the JPMorgan Facility or any replacement facility. Without such reborrowing, the levered weighted average underwritten IRRs will be as indicated in the current weighted average underwritten IRR column above.

(5)
Subordinate loans are net of a participation sold during February 2015. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At March 31, 2015, the Company had one such participation sold with a face amount of £20,000 ($29,636) and a carrying amount of £20,000 ($29,636).

(6)
CMBS (Held-to-Maturity) are net of a participation sold during June 2014. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At March 31, 2015, the Company had one such participation sold with a face amount of $90,000 and a carrying amount of $89,678.

Investment Activity
In January 2015, the Company closed a £34,519 ($51,996) mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. The five-year, floating-rate mezzanine loan is part of a £223,800 whole loan, which includes a £164,100 first mortgage loan and a £59,700 mezzanine loan. The Company closed an additional £20,000 ($30,672) during February 2015, which was participated to an investment fund affiliated with Apollo. The mezzanine loan has an appraised LTV of 70% and was underwritten to generate an IRR of approximately 10%.
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

Net Income Available to Common Stockholders
For the three months ended March 31, 2015, the Company’s net income available to common stockholders was $23,653, or $0.47 per share. For the three months ended March 31, 2014, the Company’s net income available to common stockholders was $15,720, or $0.42 per share.

Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014	Change (amount)	Change (%)
Interest income from:
Securities	$8,287	$2,419	$5,868	242.6%
Securities, held to maturity	3,045	—	3,045	n/a
Commercial mortgage loans	10,094	4,011	6,083	151.7%
Subordinate loans	18,610	14,730	3,880	26.3%
Interest expense	(11,482)	(1,757)	(9,725)	553.5%
Net interest income	$28,554	$19,403	$9,151	47.2%
Net interest income for the three months ended March 31, 2015, increased $9,151, or 47.2%, from the same period in 2014. The increase is primarily the result of additional interest income from securities, commercial mortgage loans and subordinate loans which was offset by an increase in interest expense.
Interest income related to securities for the three months ended March 31, 2015, increased $5,868, or 242.6%, from the same period in 2014. The increase is attributable to the purchase of $375,833 of CMBS during 2014. This increase was partially offset by the repayment of $31,553 of CMBS during 2014.
Interest income related to securities, held-to-maturity of $3,045 for the three months ended March 31, 2015 is attributable to the Company's investment in a subordinate loan during May 2014 that was subsequently converted to a CMBS during August 2014. See "Note 4 - Debt Securities" of the consolidated financial statements for further discussion of this investment.
The increase in interest income related to commercial mortgage loans for the three months ended March 31, 2015, of $6,083, or 151.7%, from the same period in 2014, is primarily attributable to the funding of $403,983 of commercial mortgage loans during 2014 net of repayments of $105,501 and, to a lesser extent, the funding of $103,888 of commercial mortgage loans during 2015 net of repayments of $727.
The increase in interest income related to subordinate loans for the three months ended March 31, 2015, of $3,880, or 26.3%, from the same period in 2014 is primarily attributable to the funding of $402,336 of subordinate loans during 2014 net of repayments of $194,050 and, to a lesser extent, the funding of $109,659 of subordinate loans during 2015 net of repayments of $666.
Interest expense for the three months ended March 31, 2015, increased $9,725, or 553.5%, from the same period in 2014. In addition to the Company's issuance of the 2019 Notes, the increase is attributable to the increase in the weighted average cost of funds from 2.4% at March 31, 2014 to 3.1% at March 31, 2015. This increase in the weighted average cost of funds was primarily related to the Company's borrowings under the UBS Facility and DB Facility. This increase in interest expense was also attributable to the increase in the average balance of the Company’s borrowings under repurchase agreements from $193,740 for the three months ended March 31, 2014 to $661,405 for the three months ended March 31, 2015 with the addition of the DB Facility and the Goldman Loan.
Operating Expenses
The following table sets forth the Company’s operating expenses for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014	Change (amount)	Change (%)
General and administrative expense	$1,238	$1,016	$222	21.9%
Stock-based compensation expense	1,117	426	691	162.2%
Management fee expense	3,341	2,565	776	30.3%
Total operating expense	$5,696	$4,007	$1,689	42.2%
General and administrative expense for the three months ended March 31, 2015, increased $222, or 21.9%, from the same period in 2014. The increase is primarily attributable to costs associated with the Company's increased investment activity.
Stock-based compensation expense for the three months ended March 31, 2015, increased $691, or 162.2%, from the same period in 2014. The increase is primarily attributable to the grant of 390,000 RSUs in December 2014 as well as the increase of the Company's share price. Share-based payments are discussed further in the accompanying consolidated financial statements, “Note 13—Share-Based Payments.”
Management fee expense for the three months ended March 31, 2015, increased $776, or 30.3%, from the same period in 2014. The increase is primarily attributable to increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering completed in the second quarter of 2014 and, to a lesser extent, the Company's follow-on common equity offering completed during March 2015. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements, “Note 12—Related Party Transactions.”
Realized and Unrealized Gain/Loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS, non U.S. dollar denominated loans and derivative instruments are included in the Company’s consolidated statement of operations for the three months ended March 31, 2015 and 2014:

		Three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2015	2014
Securities	Unrealized gain (loss) on securities	$3,409	$2,184
Foreign currency	Foreign currency gain (loss) - unrealized	2,722	—
Forward currency contract	Loss on derivative instruments - unrealized	(3,044)	—
Total		$3,087	$2,184

The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivatives are recorded directly in earnings.
For the three months ended March 31, 2015, the Company recognized an unrealized gain on securities of $3,409. For the three months ended March 31, 2014, the Company recognized an unrealized gain on securities of $2,184. This gain resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.

Dividends
Dividends. For the three months ended March 31, 2015, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 25, 2015	March 31, 2015	April 15, 2015	$0.44

For the three months ended March 31, 2015, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 16, 2015	March 31, 2015	April 15, 2015	$0.5391
Subsequent Events
Dividends. On April 28, 2015, the Company declared a dividend of $0.44 per share of common stock, which is payable on July 15, 2015 to common stockholders of record on June 30, 2015.
Repayments. During April 2015, the Company received the full repayment of a first mortgage loan secured by a hotel in Silver Springs, Maryland.
Investment Activity. During April 2015, the Company funded $8,000 related to previously closed loans.
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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at March 31, 2015. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In January 2015, the Company, through indirect wholly-owned subsidiaries, entered into a Fourth Amended and Restated Master Repurchase Agreement (the “JPMorgan Facility”) with JPMorgan Chase Bank, National Association. The JPMorgan Facility provides for a maximum aggregate purchase price of $300,000 and has a two-year term plus a one-year extension option, exercisable at the option of the Sellers, subject to satisfaction of certain conditions. Subject to the terms and conditions thereof, the JPMorgan Facility provides for the purchase, sale and repurchase of eligible senior commercial or multifamily mortgage loans, junior commercial or multifamily mortgage loans, mezzanine loans and participation interests therein that are secured by properties located in the United States, England or Wales. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its LTV ratio. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The JPMorgan Facility contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. The Company has agreed to the following restrictive covenants, among others: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000 plus 75% of the net cash proceeds of any equity issuance by the Company), (B) maximum total indebtedness to consolidated tangible net worth (3:1), or (C) minimum liquidity (the greater of 5% of the Company’s total recourse indebtedness or $15,000). The Company has agreed to provide a limited guarantee of the obligations under the JPMorgan Facility.
As of March 31, 2015, the Company had $89,005 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.
UBS Facility
In September 2013, the Company through an indirect wholly-owned subsidiary entered into the UBS Facility which currently provides that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS Facility has a term of four years, with a one-year extension available at the Company's option, subject to certain restrictions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month U.S. dollar LIBOR. The Company borrows 100% of the estimated fair value of the collateral pledged and posts margin equal to 22.5% of that borrowing amount in cash. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. Additionally, beginning on the 121st day following the closing date and depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000 and a maximum total debt to consolidated tangible net worth covenant (3:1). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility.
As of March 31, 2015, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
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
As of March 31, 2015, the Company had $300,005 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
Goldman Loan
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
As of March 31, 2015, the Company had $52,524 of borrowings outstanding under the Goldman Loan secured by a commercial mortgage loan held by the Company.
Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019, for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $139,037.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019, for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $109,615.
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of cash available, which was $39,962 as of March 31, 2015, principal and interest payments the Company receives on its portfolio of assets, as well as available borrowings under its repurchase agreements. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At March 31, 2015, $210,995 of borrowing capacity under the JPMorgan Facility was available; however, the Company may need to acquire additional commercial first mortgage loans or CMBS in order to utilize all of that capacity. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities.
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
Investment Guidelines
During April 2014, based on the Manager's recommendation, the Company's board of directors amended the Company's investment guidelines by removing certain limitations related to non-U.S. assets, undeveloped land, construction loans and for-sale residential real-estate loans. The Company's board of directors adopted the following investment guidelines:

•	no investment will be made that would cause the Company to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment will be made that would cause the Company to register as an investment company under the Investment Company Act of 1940;

•	investments will be predominantly in the Company’s target assets;

•	no more than 20% of the Company’s cash equity (on a consolidated basis) will be invested in any single investment at the time of the investment;

•
until appropriate investments can be identified, the Manager may invest the proceeds of any offering in interest bearing, short-term investments, including money market accounts and/or funds, that are consistent with the Company’s intention to qualify as a REIT.

Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of March 31, 2015 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
UBS Facility borrowings **	3,737	137,475	1,099	—	142,311
DB Facility borrowings	51,318	225,670	48,351	—	325,339
JPMorgan Facility borrowings*	3,298	91,530	—	—	94,828
Goldman Loan	3,241	13,255	42,263	—	58,759
Total	$61,594	$467,930	$91,713	$—	$621,237

*	Assumes current LIBOR of 0.13% for interest payments due under the JPMorgan Facility and 0.18% for interest payments due under the Goldman Loan.
**    Assumes extension options are exercised.

KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that agreed to acquire a minority participation in KBC Bank. The Company committed to invest up to approximately €38,000 ($50,000), representing approximately 21% of the ownership in KBC Bank. In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in KBC Bank, which was subsequently renamed Bremer Kreditbank AG.
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,465).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.
Loan Commitments. At March 31, 2015, the Company had $234,050 of unfunded commitments related to its commercial mortgage loan portfolio and $25,090 of unfunded commitments related to its subordinate loan portfolio.
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
The current term of the Management Agreement expires on September 29, 2015 and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year terms only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable. Following a meeting by the Company’s independent directors in February 2015, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.
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
Non-GAAP Financial Measures
Operating Earnings
For the three months ended March 31, 2015, the Company’s Operating Earnings were $22,222, or $0.44 per share. For the three months ended March 31, 2014, the Company’s Operating Earnings were $13,991, or $0.37 per share. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures (iv) foreign currency gains or loss and (v) the non-cash amortization expense related to the reclassification of a portion of the convertible senior notes to stockholders’ equity in accordance with GAAP.
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

The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended March 31,
	2015	2014
Net income available to common stockholders	$23,653	$15,720
Adjustments:
Unrealized gain on securities	(3,409)	(2,184)
Unrealized loss on derivative instruments	3,044	—
Equity-based compensation expense	1,117	426
Foreign currency gain	(2,722)	—
Amortization of the 2019 Notes related to equity reclassification	539	29
Total adjustments:	(1,431)	(1,729)
Operating Earnings	$22,222	$13,991
Basic and diluted Operating Earnings per share of common stock	$0.44	$0.37
Basic weighted average shares of common stock outstanding	49,563,822	37,122,842
Diluted weighted average shares of common stock outstanding	50,171,687	37,341,050

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
At March 31, 2015, all of the Company’s borrowings outstanding under the Goldman Loan and the JPM Facility were floating-rate borrowings. At March 31, 2015, the Company also had floating rate assets with a face amount of $904,864, resulting in net variable rate exposure of $723,158. A 50 basis point increase in LIBOR would increase the quarterly net interest income related to the $723,158 in variable rate exposure by approximately $822. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended March 31, 2015, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2015, the Company was not involved in any material legal proceedings.
ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Company’s risk factors during the three months ended March 31, 2015.
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

April 30, 2015

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