Form 10-Q
period 2015-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2015-07-29
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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
As of July 29, 2015, there were 58,429,155 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	June 30, 2015	December 31, 2014
Assets:
Cash	$48,848	$40,641
Restricted cash	34,547	30,127
Securities available-for-sale, at estimated fair value	—	17,105
Securities, at estimated fair value	518,851	522,730
Securities, held-to-maturity	154,391	154,283
Commercial mortgage loans, held for investment	704,040	458,520
Subordinate loans, held for investment	830,181	561,182
Investment in unconsolidated joint venture	20,021	37,016
Derivative assets	262	4,070
Interest receivable	12,817	10,829
Deferred financing costs, net	8,898	7,444
Other assets	582	1,200
Total Assets	$2,333,438	$1,845,147
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$878,352	$622,194
Convertible senior notes, net	247,305	246,464
Participations sold	120,991	89,584
Derivative liabilities	2,109	—
Accounts payable and accrued expenses	8,253	7,578
Payable to related party	3,890	3,240
Dividends payable	27,694	21,018
Total Liabilities	1,288,594	990,078
Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference)	35	35
Common stock, $0.01 par value, 450,000,000 shares authorized, 58,429,155 and 46,900,442 shares issued and outstanding, respectively	584	469
Additional paid-in-capital	1,062,857	868,035
Retained earnings (accumulated deficit)	(15,965)	(10,485)
Accumulated other comprehensive loss	(2,667)	(2,985)
Total Stockholders’ Equity	1,044,844	855,069
Total Liabilities and Stockholders’ Equity	$2,333,438	$1,845,147

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net interest income:
Interest income from securities	$8,265	$4,366	$16,553	$6,785
Interest income from securities, held to maturity	3,349	—	6,394	—
Interest income from commercial mortgage loans	11,968	6,438	22,061	10,449
Interest income from subordinate loans	21,152	18,238	39,762	32,968
Interest expense	(11,917)	(5,258)	(23,399)	(7,015)
Net interest income	32,817	23,784	61,371	43,187
Operating expenses:
General and administrative expenses (includes $821 and $1,939 of equity based compensation in 2015 and $362 and $788 in 2014, respectively)	(2,059)	(1,479)	(4,414)	(2,921)
Management fees to related party	(3,887)	(2,966)	(7,228)	(5,531)
Total operating expenses	(5,946)	(4,445)	(11,642)	(8,452)
Income from unconsolidated joint venture	384	—	384	—
Interest income from cash balances	6	4	16	4
Realized loss on sale of securities	—	—	(443)	—
Unrealized gain (loss) on securities	(2,273)	4,749	1,136	6,934
Foreign currency gain	2,867	959	5,588	959
Loss on derivative instruments	(3,197)	(1,093)	(6,241)	(1,093)
Net income	24,658	23,958	50,169	41,539
Preferred dividends	(1,860)	(1,860)	(3,720)	(3,720)
Net income available to common stockholders	$22,798	$22,098	$46,449	$37,819
Basic and diluted net income per share of common stock	$0.39	$0.51	$0.85	$0.94
Basic weighted average shares of common stock outstanding	58,429,155	42,888,747	54,020,978	40,021,722
Diluted weighted average shares of common stock outstanding	59,022,217	43,099,354	54,621,401	40,236,109
Dividend declared per share of common stock	$0.44	$0.40	$0.88	$0.80

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$22,798	$22,098	$46,449	$37,819
Change in net unrealized gain (loss) on securities available-for-sale	—	93	678	76
Foreign currency translation adjustment	738	—	(360)	—
Comprehensive income	$23,536	$22,191	$46,767	$37,895

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Par	Shares	Par				Total
Balance at January 1, 2015	3,450,000	$35	46,900,442	$469	$868,035	$(10,485)	$(2,985)	$855,069
Capital increase related to Equity Incentive Plan	—	—	12,763	*	1,817	—	—	1,817
Issuance of restricted common stock	—	—	15,950	*	—	—	—	—
Issuance of common stock	—	—	11,500,000	115	193,315	—	—	193,430
Offering costs	—	—	—	—	(310)	—	—	(310)
Net income	—	—	—	—	—	50,169	—	50,169
Change in other comprehensive loss	—	—	—	—	—	—	318	318
Dividends on common stock	—	—	—	—	—	(51,929)	—	(51,929)
Dividends on preferred stock	—	—	—	—	—	(3,720)	—	(3,720)
Balance at June 30, 2015	3,450,000	$35	58,429,155	$584	$1,062,857	$(15,965)	$(2,667)	$1,044,844

* Rounds to zero.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flows provided by operating activities:
Net income	$50,169	$41,539
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(5,040)	(1,285)
Amortization of deferred financing costs	1,377	662
Equity-based compensation	1,817	(88)
Unrealized (gain) loss on securities	(1,136)	(6,934)
Income from unconsolidated joint venture	(384)	—
Foreign currency (gain) loss	(2,329)	(959)
Unrealized loss on derivative instruments	6,241	1,093
Realized loss on sale of security	443	—
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(12,328)	(10,459)
Other assets	371	416
Accounts payable and accrued expenses	644	2,809
Payable to related party	650	338
Net cash provided by operating activities	40,495	27,132
Cash flows used in investing activities:
Funding of securities at estimated fair value	—	(173,969)
Funding of commercial mortgage loans	(270,182)	(181,590)
Funding of subordinate loans	(278,929)	(318,922)
Funding of unconsolidated joint venture	(3,929)	—
Funding of other assets	(8)	(1,256)
Funding of derivative instruments	(327)	—
Increase in restricted cash related to investing activities	(4,420)	—
Proceeds from sale of securities available-for-sale	17,291	—
Proceeds from sale of securities at estimated fair value	6,338	—
Proceeds from sale of investment in unconsolidated joint venture	20,794	—
Principal payments received on securities available-for-sale	—	9,969
Principal payments received on securities at estimated fair value	32	14,009
Principal payments received on securities, held-to-maturity	250	—
Principal payments received on commercial mortgage loans	28,474	452
Principal payments received on subordinate loans	24,435	71,434
Principal payments received on other assets	125	21
Net cash used in investing activities	(460,056)	(579,852)
Cash flows from financing activities:
Proceeds from issuance of common stock	193,430	158,693
Payment of offering costs	(279)	(208)
Proceeds from repurchase agreement borrowings	456,017	297,665
Repayments of repurchase agreement borrowings	(199,860)	(53,475)
Proceeds from issuance of convertible senior notes	—	143,750
Proceeds from participations sold	30,484	89,012
Repayments of participations sold	(220)	—
Payment of deferred financing costs	(2,830)	(5,433)
Dividends on common stock	(45,254)	(30,325)
Dividends on preferred stock	(3,720)	(3,720)
Net cash provided by financing activities	427,768	595,959
Net increase in cash and cash equivalents	8,207	43,239
Cash and cash equivalents, beginning of period	40,641	20,096
Cash and cash equivalents, end of period	$48,848	$63,335
Supplemental disclosure of cash flow information:
Interest paid	$20,186	$2,998
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$27,694	$20,665
Offering costs payable	$65	$212

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. The Company's results of operations for the quarterly period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any other future period.
The Company currently operates in one business segment.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance which broadly amends the accounting guidance for revenue recognition. This guidance is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied prospectively.  The Company does not anticipate that the adoption of this guidance will have a material impact on the Company's consolidated financial statements.
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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of June 30, 2015 and December 31, 2014:

	Fair Value as of June 30, 2015				Fair Value as of December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Available-for-Sale)	$—	$—	$—	$—	$—	$17,105	$—	$17,105
CMBS (Fair Value Option)	—	518,851	—	518,851	—	522,730	—	522,730
Derivative assets	—	262	—	262	—	4,070	—	4,070
Derivative liabilities	—	(2,109)	—	(2,109)	—	—	—	—
Total	$—	$517,004	$—	$517,004	$—	$543,905	$—	$543,905

Note 4 – Debt Securities
At June 30, 2015, all of the Company's CMBS (Fair Value Option) were pledged to secure borrowings under the Company’s master repurchase agreements with UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). See "Note 8 - Borrowings Under Repurchase Agreements" for further information regarding these facilities.
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
The amortized cost and estimated fair value of the Company’s debt securities at June 30, 2015 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Carrying Value
CMBS (Fair Value Option)	$520,883	$511,412	$8,707	$(1,268)	$518,851
CMBS (Held-to-Maturity)	$154,750	$154,391	$—	$—	$154,391
Total	$675,633	$665,803	$8,707	$(1,268)	$673,242

The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2014 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Available-for-Sale)	$17,013	$17,783	$—	$(678)	$17,105
CMBS (Fair Value Option)	527,177	516,443	7,322	(1,035)	522,730
CMBS (Held-to-Maturity)	$155,000	$154,283	$—	$—	$154,283
Total	$699,190	$688,509	$7,322	$(1,713)	$694,118
The following table presents information about the Company's debt securities that were in an unrealized loss position at December 31, 2014:

	Unrealized Loss Position for Less than 12 months		Unrealized Loss Position for 12 months or More
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CMBS (Available-for-Sale)	$—	$—	$17,105	$(678)
CMBS (Fair Value Option)	130,435	(1,019)	6,315	(16)
Total	$130,435	$(1,019)	$23,420	$(694)
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
The overall statistics for the Company’s CMBS (Available-for-Sale) and CMBS (Fair Value Option) investments calculated on a weighted average basis assuming no early prepayments or defaults as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Credit Ratings *	AAA to CC	AAA to CCC-
Coupon	5.9%	5.9%
Yield	6.6%	6.4%
Weighted Average Life	1.9 years	2.3 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.
The percentage vintage, property type and location of the collateral securing the Company’s CMBS (Available-for-Sale) and CMBS (Fair Value Option) investments calculated on a weighted average basis as of June 30, 2015 and December 31, 2014 are as follows:

Vintage	June 30, 2015	December 31, 2014
2005	9.8%	9.0%
2006	19.7	19.0
2007	61.5	63.0
2008	9.0	9.0
Total	100.0%	100.0%

Property Type	June 30, 2015	December 31, 2014
Office	32.5%	33.4%
Retail	29.5	29.1
Multifamily	13.3	13.3
Other *	24.7	24.2
Total	100.0%	100.0%
 *    No other individual category comprises more than 10% of the total.

Location	June 30, 2015	December 31, 2014
South Atlantic	23.3%	23.2%
Middle Atlantic	18.3	21.1
Pacific	17.4	17.0
East North Central	12.4	11.0
Other *	28.6	27.7
Total	100.0%	100.0%
 *    No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at June 30, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Condo Conversion – NY, NY (1)(2)	Aug-13	Sept-15	33,000	34,190	34,453	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD (3)	Feb-14	Sept-16	50,000	50,000	49,682	Floating	50 units
Vacation Home Portfolio - Various (1)	Apr-14	Apr-19	101,000	97,413	96,493	Fixed	229 properties
Hotel - Philadelphia, PA (1)(4)	May-14	May-17	34,000	34,000	33,930	Floating	301 rooms
Condo Construction - Bethesda, MD (5)	Jun-14	Dec-16	26,000	26,000	25,814	Floating	40 units
Multifamily - Brooklyn, NY (1)(6)	Jul-14	Aug-16	34,500	34,500	34,752	Floating	63 units
Mixed Use - Cincinnati, OH (7)	Nov-14	May-18	67,000	67,000	65,458	Floating	65 acres
Condo Conversion - NY, NY (1)(8)	Nov-14	Dec-15	67,300	67,300	66,272	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)(4)	Nov-14	Nov-17	58,000	56,542	56,283	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (1)(4)	Nov-14	Nov-19	50,000	50,000	49,550	Fixed	24 properties
Mixed Use - Brooklyn, NY (1)(9)	Feb-15	Mar-17	85,770	85,770	85,110	Floating	330,000 sq. ft.
Hotel Portfolio - Various U.S. (1)(2)	Jun-15	Mar-17	45,400	45,400	45,204	Floating	2,690 rooms
Retail redevelopment - Miami, FL (1)(10)	Jun-15	Jan-17	45,000	45,000	44,566	Floating	63,300 sq. ft.
Retail redevelopment - Miami, FL (1)(11)	Jun-15	Jul-17	16,800	16,800	16,473	Floating	16,600 sq. ft.
Total/Weighted Average			$713,770	$709,915	$704,040	7.02%

(1)
At June 30, 2015, this loan was pledged to secure borrowings under the Company’s master repurchase facilities entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) or Goldman Sachs Bank USA (the “Goldman Loan”). See "Note 8 – Borrowings Under Repurchase Agreements" for a description of these facilities.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

(3)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At June 30, 2015, the Company had $30,000 of unfunded loan commitments related to this loan.

(4)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee.

(5)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At June 30, 2015, the Company had $39,100 of unfunded loan commitments related to this loan.

(6)	This loan includes three one-year extension options subject to certain conditions and the payment of a fee for each extension.

(7)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee. At June 30, 2015, the Company had $98,000 of unfunded loan commitments related to this loan.

(8)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee.

(9)	At June 30, 2015, the Company had $6,730 of unfunded loan commitments related to this loan.

(10)	This loan includes two six-month extension options subject to certain conditions and the payment of a fee.

(11)	At June 30, 2015, the Company had $16,200 of unfunded loan commitments related to this loan.
During April 2015, the Company received the full repayment from a commercial mortgage loan secured by a hotel in Silver Spring, Maryland.
The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - Silver Spring, MD (1)	Mar-10	Apr-15	$26,000	$24,590	$24,557	Fixed	263 rooms
Condo Conversion – NY, NY (1)(2)	Aug-13	Sept-15	33,000	33,846	33,961	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD (3)	Feb-14	Sept-16	28,000	28,000	27,520	Floating	50 units
Vacation Home Portfolio - Various	Apr-14	Apr-19	101,000	100,046	99,086	Fixed	229 properties
Hotel - Philadelphia, PA (1)(4)	May-14	May-17	34,000	34,000	33,842	Floating	301 rooms
Condo Construction - Bethesda, MD (5)	Jun-14	Dec-16	20,000	20,000	19,616	Floating	40 units
Multifamily - Brooklyn, NY (1)(6)	Jul-14	Aug-16	30,000	30,000	30,110	Floating	63 units
Mixed Use - Cincinnati, OH (7)	Nov-14	May-18	20,000	20,000	18,309	Floating	65 acres
Condo Conversion - NY, NY (1)(8)	Nov-14	Dec-15	67,300	67,300	64,714	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)(4)	Nov-14	Nov-17	58,000	57,792	57,297	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (4)	Nov-14	Nov-19	50,000	50,000	49,508	Fixed	24 properties
Total/Weighted Average			$467,300	$465,574	$458,520	6.84%

(1)	At December 31, 2014, this loan was pledged to secure borrowings under the JPMorgan Facility. See "Note 8 – Borrowings Under Repurchase Agreements" for a description of this facility.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

(3)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At December 31, 2014, the Company had $52,000 of unfunded loan commitments related to this loan.

(4)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee.

(5)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At December 31, 2014, the Company had $45,100 of unfunded loan commitments related to this loan.

(6)
This loan includes three one-year extension options subject to certain conditions and the payment of a fee for each extension. At December 31, 2014, the Company had $4,500 of unfunded loan commitments related to this loan.

(7)
This loan includes two one-year extension options subject to certain conditions and the payment of a fee. At December 31, 2014, the Company had $145,000 of unfunded loan commitments related to this loan.

(8)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee.

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at June 30, 2015 or December 31, 2014.

Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following at June 30, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,782	$8,782	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,888	Fixed
Mixed Use – North Carolina	Jul-12	Aug-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,639	9,639	Fixed
Hotel Portfolio – Various (1)	Nov-12	Nov-15	50,000	32,566	32,575	Floating
Condo Construction – NY, NY (1)	Jan-13	Jul-17	60,000	81,602	81,370	Fixed
Multifamily Conversion – NY, NY (1)	Jan-13	Dec-15	18,000	14,608	14,658	Floating
Hotel Portfolio – Rochester, MN (2)	Jan-13	Feb-18	25,000	24,334	24,334	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – NY, NY	May-13	Jun-15	44,000	44,000	43,992	Floating
Office Condo - NY, NY	Jul-13	Jul-22	14,000	14,000	13,613	Fixed
Condo Conversion – NY, NY (1)(2)	Aug-13	Sept-15	29,400	30,053	30,263	Floating
Mixed Use - Various (3)	Dec-13	Dec-18	17,000	19,500	19,353	Fixed
Mixed Use - London, England	Apr-14	Sept-15	54,033	54,033	54,033	Fixed
Healthcare Portfolio - Various (4)	Jun-14	Jun-16	50,000	50,000	50,000	Floating
Hotel - NY, NY (4)	Jul-14	Jul-16	20,000	20,000	19,929	Floating
Ski Resort - Big Sky, MT	Aug-14	Sept-20	15,000	15,000	14,869	Fixed
Mixed Use - New York, NY (5)	Dec-14	Dec-17	61,893	64,595	63,803	Floating
Senior Housing - United Kingdom	Jan-15	Dec-17	85,445	85,445	85,445	Floating
Hotel - Burbank, CA (2)	Feb-15	Jan-20	20,000	20,000	20,000	Fixed
Multifamily Portfolio - Florida (2)(4)	Apr-15	May-17	22,000	22,000	21,811	Floating
Multifamily Portfolio - Florida (2)(4)	Apr-15	May-17	15,500	15,500	15,367	Floating
Mixed Use - Various (2)(4)	Jun-15	May-17	45,000	45,000	44,594	Floating
Hotel - Phoenix, Arizona (2)	Jun-15	Jul-25	25,000	25,000	25,000	Fixed
Hotel - Washington, DC (3)	Jun-15	Jul-17	20,000	20,000	19,860	Floating
Condo development - New York, NY (1)(6)	Jun-15	Jul-19	41,226	41,226	38,478	Floating
Total/Weighted Average			$830,022	$835,408	$830,181	11.20%

(1)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(2)	At June 30, 2015, this loan was pledged to secure borrowings under the JPMorgan Facility. See "Note 8 – Borrowings Under Repurchase Agreements" for a description of this facility.

(3)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(4)	Includes three one-year extension options subject to certain conditions and the payment of an extension fee.

(5)
Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. At June 30, 2015, the Company had $20,607 of unfunded loan commitments related to this loan.

(6)	At June 30, 2015, the Company had $233,774 of unfunded loan commitments related to this loan.

During June 2015, the Company received the full repayment of a mezzanine loan secured by a pledge of the equity interest in borrower that owns a mixed use property located in the central business district of Pittsburgh, PA.
During July 2015, the Company refinanced the multifamily conversion in New York City that matured in June 2015. See Note 19 - Subsequent Events for a description of the new loan.

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

(5)
Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. At December 31, 2014, the Company had $32,500 of unfunded loan commitments related to this loan.

During January 2014, the Company received a $15,000 principal repayment from a subordinate loan secured by a pledge of the equity interests in the owner of a New York City hotel.
During June 2014, the Company received a $47,000 principal repayment from a mezzanine loan secured by a pledge of the equity interests in a portfolio of skilled nursing facilities.
The Company evaluates its loans for possible impairment on a quarterly basis. See “Note 5 – Commercial Mortgage Loans” for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at June 30, 2015 or December 31, 2014.
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

In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an investment fund managed by Apollo Global Management, LLC (together with its subsidiaries, "Apollo") for €16,314 (or $20,794) (of which $2,614 related to foreign exchange losses which were previously included in accumulated other comprehensive loss), reducing its unfunded commitment to Champ LP to €3,229 (or $3,599).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.
The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB Bank. The Company determined that Champ LP met the definition of a variable interest entity ("VIE") and that it was not the primary beneficiary; therefore, the Company did not consolidate the assets and liabilities of the partnership. The Company's investment in Champ LP is accounted for as an equity method investment. Additionally, due to the nature of its investment in BKB Bank, the Company determined Champ LP is an investment company under GAAP, and is therefore reflected at fair value.
Note 8 – Borrowings Under Repurchase Agreements
At June 30, 2015 and December 31, 2014, the Company’s borrowings outstanding under the JPMorgan Facility, the UBS Facility, the DB Facility and the Goldman Loan had the following debt balances, weighted average maturities and interest rates:

	June 30, 2015				December 31, 2014
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$—	—		—%	$20,166	0.2 years		1.0%	**
UBS Facility borrowings	133,899	3.2 years	*	2.8%	133,899	3.7 years	*	2.8%	Fixed
DB Facility borrowings	300,005	2.8 years		3.7%	300,005	3.3 years		3.7%	***
JPMorgan Facility borrowings	395,572	2.6 years		2.5%	168,124	0.1 years		2.7%	L+225 - 350
Goldman Loan	48,876	3.8 years		3.7%	—	—		—%	L+350
Total borrowings	$878,352	2.7 years		3.7%	$622,194	3.2 years		3.2%
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

At June 30, 2015, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
UBS Facility borrowings *	$5,004	$125,319	$3,576	$—	$133,899
DB Facility borrowings	40,476	259,529	—	—	300,005
JPMorgan Facility borrowings	65,450	330,122	—	—	395,572
Goldman Loan	2,628	10,581	35,667	—	48,876
Total	$113,558	$725,551	$39,243	$—	$878,352
*Assumes extension option is exercised.
At June 30, 2015, the Company’s collateralized financings were comprised of borrowings outstanding under the UBS Facility, the DB Facility, the JPMorgan Facility and the Goldman Loan. The table below summarizes the outstanding balances at June 30, 2015, as well as the maximum and average balances for the six months ended June 30, 2015 for the Company's borrowings under repurchase agreements.

		For the six months ended June 30, 2015
	Balance at June 30, 2015	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$—	$22,254	$6,060
UBS Facility borrowings	133,899	133,899	$133,899
DB Facility borrowings	300,005	300,005	300,005
JPMorgan Facility borrowings	395,572	395,572	203,118
Goldman Loan	48,876	52,524	44,062
Total	$878,352
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
JPMorgan Facility. On January 29, 2015, the Company, through indirect wholly-owned subsidiaries, entered into a Fourth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. The JPMorgan Facility was amended in June 2015 to increase the maximum aggregate purchase price from $300,000 to $400,000, and has a two-year term plus a one-year extension option, exercisable at the option of the Sellers, subject to satisfaction of certain conditions. Subject to the terms and conditions thereof, the JPMorgan Facility provides for the purchase, sale and repurchase of eligible senior commercial or multifamily mortgage loans, junior commercial or multifamily mortgage loans, mezzanine loans and participation interests therein that are secured by properties located in the United States, England or Wales. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its loan-to-value ratio. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The JPMorgan Facility contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase facilities. The Company has agreed to the following restrictive covenants, among others: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000 plus 75% of the net cash proceeds of any equity issuance by the Company), (B) maximum total indebtedness to consolidated tangible net worth (3:1), or (C) minimum liquidity (the greater of 5% of the Company’s total recourse indebtedness or $15,000). The Company has agreed to provide a limited guarantee of the obligations under the JPMorgan Facility.
Wells Facility. During February 2015, the Company repaid the outstanding balance under the Wells Facility upon the sale of the pledged collateral.
The Company was in compliance with the financial covenants under its repurchase agreements at June 30, 2015 and December 31, 2014.
Note 9 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At June 30, 2015, the March 2019 Notes had a carrying value of $140,190 and an unamortized discount of $3,560.

On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes", and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,615. At June 30, 2015, the August 2019 Notes had a carrying value of $107,115 and an unamortized discount of $3,885.
The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	55.3649	3/15/2019	3.71 years
August 2019 Notes	$111,000	5.50%	6.50%	55.3649	3/15/2019	3.71 years

(1)
Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2019 Notes converted.  The if-converted value of the 2019 Notes does not exceed their principal amount at June 30, 2015 since the closing market price of the Company’s common stock does not exceed the implicit conversion prices of $18.06 for the 2019 Notes.

 GAAP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $11,445 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2015. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $3,503 and $7,006 for the three and six months ended June 30, 2015, respectively.  With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $855 and $1,699 for the three and six months ended June 30, 2015, respectively.
As of June 30, 2015 potential shares of common stock contingently issuable upon the conversion of the 2019 Notes were excluded from the calculation of diluted income per share because it is management's current intent and the Company currently has the ability to settle the obligation in cash.
Note 10 - Federal Home Loan Bank of Indianapolis Membership
In February 2015, the Company's wholly owned subsidiary, ACREFI Insurance Services, LLC, was accepted for membership in the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, ACREFI Insurance Services, LLC has access to a variety of products and services offered by the FHLBI, including secured advances. As of June 30, 2015, ACREFI Insurance Services, LLC had not requested any secured advances.
The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLBI. Each advance will require approval by the FHLBI and will be secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI.
In addition, as a condition to membership in the FHLBI, the Company is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of advances from the FHLBI. At June 30, 2015, the Company had stock in the FHLBI totaling $8, which is included in other assets on the consolidated balance sheet at June 30, 2015.

Note 11 – Participations Sold
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
During January 2015, the Company closed a £34,519 ($51,996) floating-rate mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. During February 2015, closed an additional £20,000 ($30,672) and participated that balance to an investment fund affiliated with Apollo. At June 30, 2015, the participation had a face amount of £20,000 ($31,345), a carrying amount of £20,000 ($31,345) and a cash coupon of LIBOR plus 825 basis points.
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation and classified it as CMBS (Held-to-Maturity) on its consolidated financial statements. At June 30, 2015, the participation had a face amount of $90,000, a carrying amount of $89,646 and a cash coupon of LIBOR plus 440 basis points.
Note 12 – Derivative Instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three and six months ended June 30, 2015 and 2014.

		Three months ended June 30,		Six months ended June 30,
	Location of Loss Recognized in Income	2015	2014	2015	2014
Forward currency contract	Loss on derivative instruments - unrealized	(3,135)	(1,093)	(6,179)	(1,093)
Interest rate caps	Loss on derivative instruments - unrealized	(62)	—	(62)	—
Total		$(3,197)	$(1,093)	$(6,241)	$(1,093)

At June 30, 2015, the Company had pledged $4,420 of cash as collateral related to its derivative instruments. This collateral is reported as a component of restricted cash on the consolidated balance sheet.
The following table summarizes the gross asset amounts related to the Company's derivative instruments at June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Forward currency contract	$(2,109)	$262	(1,847)	$4,070	$—	4,070
Total derivative instruments	$(2,109)	$262	$(1,847)	$4,070	$—	$4,070

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
For the three and six months ended June 30, 2015, respectively, the Company incurred approximately $3,887 and $7,228 in base management fees. For the three and six months ended June 30, 2014, respectively, the Company incurred approximately $2,966 and $5,531 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and six months ended June 30, 2015, respectively, the Company recorded expenses totaling $296 and $932 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the three and six months ended June 30, 2014, respectively, the Company recorded expenses totaling $185 and $292 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at June 30, 2015 and December 31, 2014, respectively, are approximately $3,890 and $3,240 for base management fees incurred but not yet paid.
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
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,599).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.  The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB Bank.
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
The Company recognized stock-based compensation expense of $821 and $1,939 for the three and six months ended June 30, 2015, respectively, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $362 and $788 for the three and six months ended June 30, 2014, respectively, related to restricted stock and RSU vesting. The following table summarizes the activity related to restricted common stock and RSUs during the six months ended June 30, 2015:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at December 31, 2014		274,114	610,254
Grant	January 2015	—	8,000	$132	December 2015	December 2017
Forfeiture	January 2015	—	(5,000)	n/a	n/a	n/a
Cancelled upon delivery	March 2015	—	(20,000)	n/a	n/a	n/a
Grant	April 2015	15,950	—	$275	July 2015	April 2018
Forfeiture	June 2015	—	(3,500)	n/a	n/a	n/a
Outstanding at June 30, 2015		290,064	589,754

Below is a summary of expected restricted common stock and RSU vesting dates as of June 30, 2015.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
July 2015	4,626	—	4,626
July 2015	250	—	250
October 2015	4,631	—	4,631
December 2015	15,588	196,585	212,173
January 2016	4,629	—	4,629
April 2016	4,627	—	4,627
July 2016	4,158	—	4,158
October 2016	4,158	—	4,158
December 2016	12,255	133,250	145,505
January 2017	3,737	—	3,737
April 2017	3,745	—	3,745
July 2017	2,580	—	2,580
October 2017	2,577	—	2,577
December 2017	12,258	129,842	142,100
January 2018	1,330	—	1,330
April 2018	1,331	—	1,331
	82,480	459,677	542,157

At June 30, 2015, the Company had unrecognized compensation expense of approximately $1,246 and $6,166, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the six months ended June 30, 2015, the Company delivered 12,763 shares of common stock for 20,000 vested RSUs. The Company allows holders of RSUs to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the holder, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital on the consolidated statement of changes in stockholders' equity. The adjustment was $122 for the six months ended June 30, 2015, and is included as a component of the capital decrease related to the Company's equity incentive plan in the consolidated statement of changes in stockholders’ equity.
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

Dividends. For 2015, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 25, 2015	March 31, 2015	April 15, 2015	$0.44
April 28, 2015	June 30, 2015	July 15, 2015	$0.44

For 2015, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 16, 2015	March 31, 2015	April 15, 2015	$0.5391
June 9, 2015	June 30, 2015	July 15, 2015	$0.5391
Note 16 – Commitments and Contingencies

KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that has agreed to acquire a minority participation in KBC Bank. The Company committed to invest up to approximately €38,000 ($50,000), representing approximately 21% of the ownership in KBC Bank.
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,599).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.
Loan Commitments. As described in "Note 5 - Commercial Mortgage Loans" and "Note 6 - Subordinate Loans", respectively, at June 30, 2015, the Company had $190,030 of unfunded commitments related to its commercial mortgage loan portfolio and $254,381 of unfunded commitments related to its subordinate loan portfolio.
Note 17 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$48,848	$48,848	$40,641	$40,641
Restricted cash	34,547	34,547	30,127	30,127
Securities, held-to-maturity	154,391	154,730	154,283	154,980
Commercial first mortgage loans	704,040	709,820	458,520	465,510
Subordinate loans	830,181	835,960	561,182	566,385
Borrowings under repurchase agreements	(878,352)	(878,511)	(622,194)	(621,269)
Convertible senior notes, net	(247,305)	(252,203)	(246,464)	(254,605)
Participations sold	(120,991)	(121,192)	(89,584)	(89,995)
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
The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$24,658	$23,958	$50,169	$41,539
Preferred dividends	(1,860)	(1,860)	(3,720)	(3,720)
Net income available to common stockholders	22,798	22,098	46,449	37,819
Dividends declared on common stock	(25,709)	(18,739)	(51,411)	(33,590)
Dividends on participating securities	(259)	(88)	(521)	(174)
Net income (loss) attributable to common stockholders	$(3,170)	$3,271	$(5,483)	$4,055
Denominator:
Basic weighted average shares of common stock outstanding	58,429,155	42,888,747	54,020,978	40,021,722
Diluted weighted average shares of common stock outstanding	59,022,217	43,099,354	54,621,401	40,236,109
Basic and diluted net income per weighted average share of common stock
Distributable Earnings	$0.44	$0.44	$0.95	$0.84
Undistributed income (loss)	$(0.05)	$0.07	$(0.10)	$0.10
Basic and diluted net income per share of common stock	$0.39	$0.51	$0.85	$0.94
For the three and six months ended June 30, 2015, respectively, 593,062 and 600,423 unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
Note 19 – Subsequent Events
Dividends. On July 28, 2015, the Company declared a dividend of $0.44 per share of common stock, which is payable on October 15, 2015 to common stockholders of record on September 30, 2015.
Investment Activity. Subsequent to quarter end, the Company closed a $50,000 mezzanine loan for the development of a 223-unit luxury condominium in the Gramercy Park area of New York City. The mezzanine loan is being used to refinance an existing $44,000 pre-development loan provided by the Company in 2013 and to finance the completion of construction. The floating-rate loan has a three-year term with two one-year extension options and is part of a $330,000 financing, which includes a $280,000 first mortgage loan and the Company’s mezzanine loan. The mezzanine loan has an appraised loan-to-net-sellout of 45% and was underwritten to generate an IRR of approximately 16%.
During July 2015, the Company funded $21,729 related to previously closed loans.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including repurchase agreement financing, financing through the FHLBI and securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a REIT for U.S. federal income tax purposes; the Company’s ability to remain excluded from registration under the Investment Company Act of 1940, as amended; the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.
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
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $163 billion as of March 31, 2015.
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
Recent Federal Reserve announcements have indicated a belief that labor markets continue to strengthen, while inflation remains muted. As a result, it is expected that the Federal Reserve will continue to maintain an accommodative monetary policy in the short term, while likely raising interest rates prior to the end of 2015. While the Federal Reserve may elect to raise interest rates at future Federal Open Market Committee meetings, the historically low interest rate environment is expected to persist and remain attractive to borrowers, continuing to drive significant refinancing and acquisition activity across all property types during 2015.
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
Financial Condition and Results of Operations
(currency amounts in thousands—except per share data)
Investments
The following table sets forth certain information regarding the Company’s investments at June 30, 2015:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years) (1)	Equity at cost (2)	Current Weighted Average Underwritten IRR (3)	Levered Weighted Average Underwritten IRR (3)
First mortgages	$709,915	$704,040	8.4%	3.1	$428,835	2.6%	2.7	$275,205	18.0%	18.0%
Subordinate loans (4)	835,408	830,181	12.0	3.7	15,613	3.7	2.6	783,223	13.4	13.4
CMBS, held-to-maturity (5)	64,895	64,745	11.7	3.9	—	—	—	64,745	11.7	11.7
CMBS	520,883	511,412	6.6	1.9	433,904	3.4	2.9	107,635	16.2	16.2
Total/Weighted Average	$2,131,101	$2,110,378	9.5%	3.1	$878,352	3.0%	2.8	$1,230,808	14.6%	14.6%

(1)	Assumes extension options are exercised. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Company's repurchase agreements.

(2)	CMBS includes $30,127 of restricted cash related to the UBS Facility.

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

(4)
Subordinate loans are net of a participation sold during February 2015. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At June 30, 2015, the Company had one such participation sold with a face amount of £20,000 ($29,636) and a carrying amount of £20,000 ($31,345).

(5)
CMBS (Held-to-Maturity) are net of a participation sold during June 2014. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At June 30, 2015, the Company had one such participation sold with a face amount of $89,855 and a carrying amount of $89,646.

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

In April 2015, the Company closed a $37,500 financing, consisting of a $22,000 mezzanine loan and a $15,500 preferred equity investment for two multifamily properties, totaling 621 units of collateral located in Southern Florida. The floating-rate financing has a two-year initial term and three one-year extension options. The repeat borrower, an international commercial real estate owner and operator, provided a $25,000 payment guarantee on the financing. The subordinate financing has an appraised LTV of 89% and was underwritten to generate an IRR of approximately 14%.
In June 2015, the Company closed a $45,000 mezzanine loan secured by a portfolio of 36 office, flex and industrial properties totaling approximately 3.5 million square feet located throughout Long Island, New York. The floating rate mezzanine loan has a two-year initial term, with three one-year extension options and is part of a $200,000 financing which consists of a $155,000 first mortgage loan and the Company's $45,000 mezzanine loan. The mezzanine loan has an appraised LTV of 79% and has been underwritten to generate an IRR of approximately 12%.
In June 2015, the Company acquired a $45,400 pari passu note that is part of a $227,000 first mortgage loan secured by a portfolio of 21 limited service and extended stay hotels totaling 2,690 keys throughout 13 states. The floating rate loan has a two-year term with one one-year extension option. The first mortgage loan has an appraised LTV of 63% and has been underwritten to generate an IRR of approximately 8% on an unlevered basis. The Company anticipates financing the loan, and on a levered basis, the loan was underwritten to generate an IRR of approximately 16%.
In June 2015, the Company closed a $25,000 mezzanine loan secured by the pledge of the equity interests in a 744-key full-service resort hotel located in Phoenix, Arizona. The fixed-rate loan has a ten-year term and is part of a $120,000 financing, which includes a $95,000 first mortgage loan and the Company's mezzanine loan. The subordinate financing has an appraised LTV of 58% and was underwritten to generate an IRR of approximately 12%.
In June 2015, the Company closed a $45,000 first mortgage loan secured by 63,300 square feet of existing retail space for re-development that spans a full block in the South Beach section of Miami, Florida. The floating-rate loan has an 18-month initial term, with two six-month extension options and a loan-to-capitalization (“LTC”) of 65%. The loan has been underwritten to generate an IRR of approximately 8% on an unlevered basis.
In June 2015, the Company closed a $33,000 first mortgage loan ($16,800 of which was funded at closing) secured by two adjacent retail properties aggregating 16,600 square feet for re-development in the Design District of Miami, Florida. The floating rate loan has a two-year term and an LTC of 60%. The loan has been underwritten to generate an IRR of approximately 8% on an unlevered basis.
In June 2015, the Company closed a $20,000 junior mezzanine loan secured by the pledge of the equity interests in a 584-key, full-service hotel located in Washington, D.C. The floating-rate loan has a two-year initial term, with two one-year extension options and is part of a $160,000 financing, which includes a $115,000 first mortgage loan, a $25,000 senior mezzanine loan and the Company's junior mezzanine loan. The junior mezzanine loan has an appraised LTV of 61% and was underwritten to generate an IRR of approximately 12%.
In June 2015, the Company closed a $325,000 mezzanine loan for the construction of a condominium development in Midtown Manhattan. At closing, the Company funded $41,000 and a fund managed by an affiliate of Apollo acquired a $50,000 participation in the mezzanine loan, which also was funded at closing. Over the next several months, the Company will seek to syndicate additional participations in the loan.
The mezzanine loan is for the construction of a development that will consist of approximately 253,000 square feet of residential condominium space and 52,500 square feet of retail space in Midtown Manhattan. The floating-rate loan has a four year initial term with one 12-month extension option and is part of a $725,000 financing consisting of a $400,000 first mortgage loan and the $325,000 mezzanine loan. The mezzanine loan has an appraised loan-to-net-sellout of 42% and has been underwritten to generate an IRR of approximately 16%.
During the 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. Additionally, the Company funded an additional investments of $91,393 related to loans closed prior to 2015.

Net Income Available to Common Stockholders
For the three and six months ended June 30, 2015, respectively, the Company’s net income available to common stockholders was $22,798, or $0.39 per share, and $46,449, or $0.85 per share. For the three and six months ended June 30, 2014, respectively, the Company’s net income available to common stockholders was $22,098, or $0.51 per share, and $37,819, or $0.94 per share.

Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change (amount)	Change (%)	2015	2014	Change (amount)	Change (%)
Interest income from:
Securities	$8,265	$4,366	$3,899	89.3%	$16,553	$6,785	$9,768	144.0%
Securities, held to maturity	3,349	—	3,349	n/a	6,394	—	6,394	n/a
Commercial mortgage loans	11,968	6,438	5,530	85.9%	22,061	10,449	11,612	111.1%
Subordinate loans	21,152	18,238	2,914	16.0%	39,762	32,968	6,794	20.6%
Interest expense	(11,917)	(5,258)	(6,659)	126.6%	(23,399)	(7,015)	(16,384)	233.6%
Net interest income	$32,817	$23,784	$9,033	38.0%	$61,371	$43,187	$18,184	42.1%
Net interest income for the three and six months ended June 30, 2015, respectively, increased $9,033, or 38.0%, and $18,184, or 42.1%, from the same periods in 2014. The increase is primarily the result of the overall growth in the Company's investable capital as stockholders' equity increased from $682,956 at December 31, 2013 to $1,044,844 at June 30, 2015.
Interest income related to securities for the three and six months ended June 30, 2015, respectively, increased $3,899, or 89.3%, and $9,768, or 144.0%, from the same periods in 2014. The increase is attributable to the purchase of $375,833 of CMBS during 2014. This increase was partially offset by the repayment of $31,553 of CMBS during 2014 as well as the sale of CMBS with an amortized cost of $24,038 during 2015.
Interest income related to securities, held-to-maturity of $3,349 and $6,394 for the three and six months ended June 30, 2015, respectively, is attributable to the Company's investment in a subordinate loan during May 2014 that was subsequently converted to a CMBS during August 2014. See "Note 4 - Debt Securities" of the consolidated financial statements for further discussion of this investment.
The increase in interest income related to commercial mortgage loans for the three and six months ended June 30, 2015, respectively, of $5,530, or 85.9%, and $11,612, or 111.1%, from the same periods in 2014, is primarily attributable to the funding of $403,983 of commercial mortgage loans during 2014 net of repayments of $105,501 and, to a lesser extent, the funding of $270,182 of commercial mortgage loans during 2015 net of repayments of $28,474.
The increase in interest income related to subordinate loans for the three and six months ended June 30, 2015, respectively, of $2,914, or 16.0%, and $6,794, or 20.6%, from the same periods in 2014 is primarily attributable to the funding of $402,336 of subordinate loans during 2014 net of repayments of $194,050 and, to a lesser extent, the funding of $278,929 of subordinate loans during 2015 net of repayments of $24,435.
Interest expense for the three and six months ended June 30, 2015, respectively, increased $6,659, or 126.6%, and $16,384, or 233.6%, from the same periods in 2014. In addition to the Company's issuance of the 2019 Notes, the increase in interest expense was attributable to the increase in the average balance of the Company’s borrowings under repurchase agreements from $284,368 for the six months ended June 30, 2014 to $687,144 for the six months ended June 30, 2015. To a lesser extent, the increase is also attributable to the increase in the weighted average cost of funds from 2.9% at June 30, 2014 to 3.7% at June 30, 2015. This increase in the weighted average cost of funds was primarily related to the increase in the Company's borrowings under the JPMorgan Facility and the DB Facility as well as the addition of the Goldman Facility.

Operating Expenses
The following table sets forth the Company’s operating expenses for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change (amount)	Change (%)	2015	2014	Change (amount)	Change (%)
General and administrative expense	$1,238	$1,117	$121	10.8%	$2,475	$2,133	$342	16.0%
Stock-based compensation expense	821	362	459	126.8%	1,939	788	1,151	146.1%
Management fee expense	3,887	2,966	921	31.1%	7,228	5,531	1,697	30.7%
Total operating expense	$5,946	$4,445	$1,501	33.8%	$11,642	$8,452	$3,190	37.7%
General and administrative expense for the three and six months ended June 30, 2015, respectively, increased $121, or 10.8%, and $342, or 16.0%, from the same periods in 2014. The increase is primarily attributable to costs associated with the Company's increased investment activity.
Stock-based compensation expense for the three and six months ended June 30, 2015, respectively, increased $459, or 126.8%, and $1,151, or 146.1%, from the same periods in 2014. The increase is primarily attributable to the grant of 390,000 RSUs in December 2014 as well as the increase of the Company's share price. Share-based payments are discussed further in the accompanying consolidated financial statements, “Note 14—Share-Based Payments.”
Management fee expense for the three and six months ended June 30, 2015, respectively, increased $921, or 31.1%, and $1,697, or 30.7%, from the same periods in 2014. The increase is primarily attributable to increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering completed in the second quarter of 2014 and, to a lesser extent, the Company's follow-on common equity offering completed during March 2015. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements, “Note 13—Related Party Transactions.”
Realized and Unrealized Gain/Loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS, non U.S. dollar denominated loans and derivative instruments are included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2015 and 2014:

		Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2015	2014	2015	2014
Securities	Unrealized gain (loss) on securities	$(2,273)	$4,749	$1,136	$6,934
Foreign currency	Foreign currency gain (loss)	2,867	959	5,588	959
Forward currency contract	Loss on derivative instruments - unrealized	(3,135)	(1,093)	(6,179)	(1,093)
Interest rate caps	Loss on derivative instruments - unrealized	$(62)	$—	$(62)	$—
Total		$(2,603)	$4,615	$483	$6,800

The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivatives are recorded directly in earnings.
For the three and six months ended June 30, 2015, respectively, the Company recognized an unrealized gain (loss) on securities of $(2,273) and $1,136. For the three and six months ended June 30, 2014, respectively, the Company recognized an unrealized gain on securities of $4,749 and $6,934. This gain resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.

Dividends
Dividends. For the six months ended June 30, 2015, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 25, 2015	March 31, 2015	April 15, 2015	$0.44
April 28, 2015	June 30, 2015	July 15, 2015	$0.44

For the six months ended June 30, 2015, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 16, 2015	March 31, 2015	April 15, 2015	$0.5391
June 9, 2015	June 30, 2015	July 15, 2015	$0.5391
Subsequent Events
Dividends. On July 28, 2015, the Company declared a dividend of $0.44 per share of common stock, which is payable on October 15, 2015 to common stockholders of record on September 30, 2015.
Investment Activity. Subsequent to quarter end, the Company closed a $50,000 mezzanine loan for the development of a 223-unit luxury condominium in the Gramercy Park area of New York City. The mezzanine loan is being used to refinance an existing $44,000 pre-development loan provided by the Company in 2013 and to finance the completion of construction. The floating-rate loan has a three-year term with two one-year extension options and is part of a $330,000 financing, which includes a $280,000 first mortgage loan and the Company’s mezzanine loan. The mezzanine loan has an appraised loan-to-net-sellout of 45% and was underwritten to generate an IRR of approximately 16%.
During July 2015, the Company funded $21,729 related to previously closed loans.
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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at June 30, 2015. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In January 2015, the Company, through indirect wholly-owned subsidiaries, entered into a Fourth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. The JPMorgan Facility was amended in June 2015 to increase the maximum aggregate purchase price from $300,000 to $400,000, and has a two-year term plus a one-year extension option, exercisable at the option of the Sellers, subject to satisfaction of certain conditions. Subject to the terms and conditions thereof, the JPMorgan Facility provides for the purchase, sale and repurchase of eligible senior commercial or multifamily mortgage loans, junior commercial or multifamily mortgage loans, mezzanine loans and participation interests therein that are secured by properties located in the United States, England or Wales. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its LTV ratio.

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
As of June 30, 2015, the Company had $395,572 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.
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
As of June 30, 2015, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
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
As of June 30, 2015, the Company had $300,005 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
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
As of June 30, 2015, the Company had $48,876 of borrowings outstanding under the Goldman Loan secured by a commercial mortgage loan held by the Company.
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
Federal Home Loan Bank of Indianapolis Membership
In February 2015, the Company's wholly owned subsidiary, ACREFI Insurance Services, LLC, was accepted for membership in the FHLBI. As a member of the FHLBI, ACREFI Insurance Services, LLC has access to a variety of products and services offered by the FHLBI, including secured advances. As of June 30, 2015, ACREFI Insurance Services, LLC had not requested any secured advances.
The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLBI. Each advance will require approval by the FHLBI and will be secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI.
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of cash available, which was $48,848 as of June 30, 2015, principal and interest payments the Company receives on its portfolio of assets, as well as available borrowings under its repurchase agreements. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At June 30, 2015, $4,428 of borrowing capacity under the JPMorgan Facility was available. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities.
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

Investment Guidelines
The Company's current investment guidelines, approved by the Company's board of directors, are comprised of the following:

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

Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of June 30, 2015 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
UBS Facility borrowings **	8,741	129,141	3,601	—	141,483
DB Facility borrowings	50,932	271,693	—	—	322,625
JPMorgan Facility borrowings *	74,888	343,887	—	—	418,775
Goldman Loan *	4,397	13,597	36,592	—	54,586
Total	$138,958	$758,318	$40,193	$—	$937,469

*	Assumes current LIBOR of 0.19% for interest payments due under the JPMorgan Facility and the Goldman Loan.
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
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,599).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.
Loan Commitments. At June 30, 2015, the Company had $190,030 of unfunded commitments related to its commercial mortgage loan portfolio and $254,381 of unfunded commitments related to its subordinate loan portfolio.
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

Non-GAAP Financial Measures
Operating Earnings
For the three and six months ended June 30, 2015, respectively, the Company’s Operating Earnings were $26,385, or $0.45 per share, and $48,608, or $0.89 per share. For the three and six months ended June 30, 2014, respectively, the Company’s Operating Earnings were $18,045, or $0.42 per share, and $32,036, or $0.80 per share. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures (iv) foreign currency gains or loss and (v) the non-cash amortization expense related to the reclassification of a portion of the convertible senior notes to stockholders’ equity in accordance with GAAP.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income available to common stockholders	$22,798	$22,098	$46,449	$37,819
Adjustments:
Income from unconsolidated joint venture	(384)	—	(384)	—
Equity-based compensation expense	821	362	1,939	788
Unrealized (gain) loss on securities	2,273	(4,749)	(1,136)	(6,934)
Unrealized loss on derivative instruments	3,197	1,093	6,241	1,093
Foreign currency gain	(2,867)	(959)	(5,588)	(959)
Amortization of the 2019 Notes related to equity reclassification	547	200	1,087	229
Total adjustments:	3,587	(4,053)	2,159	(5,783)
Operating Earnings	$26,385	$18,045	$48,608	$32,036
Basic and diluted Operating Earnings per share of common stock	$0.45	$0.42	$0.89	$0.80
Basic weighted average shares of common stock outstanding	58,429,155	42,888,747	54,020,978	40,021,722
Diluted weighted average shares of common stock outstanding	59,022,217	43,099,354	54,621,401	40,236,109

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
At June 30, 2015, all of the Company’s borrowings outstanding under the Goldman Loan, the JPM Facility and participations sold were floating-rate borrowings. At June 30, 2015, the Company also had floating rate assets with a face amount of $1,202,245, resulting in net variable rate exposure of $716,342. A 50 basis point increase in LIBOR would increase the quarterly net interest income related to the $716,342 in variable rate exposure by approximately $780. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended June 30, 2015, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2015, the Company was not involved in any material legal proceedings.
ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Company’s risk factors during the six months ended June 30, 2015.
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

July 29, 2015

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