Form 10-Q
period 2015-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2015-11-06
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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
As of November 6, 2015, there were 67,145,252 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	September 30, 2015	December 31, 2014
Assets:
Cash	$20,158	$40,641
Restricted cash	30,127	30,127
Securities available-for-sale, at estimated fair value	—	17,105
Securities, at estimated fair value	512,485	522,730
Securities, held-to-maturity	153,799	154,283
Commercial mortgage loans, held for investment	905,681	458,520
Subordinate loans, held for investment	861,808	561,182
Investment in unconsolidated joint venture	20,183	37,016
Derivative assets	246	4,070
Interest receivable	14,424	10,829
Deferred financing costs, net	8,125	7,444
Other assets	767	1,200
Total Assets	$2,527,803	$1,845,147
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$735,437	$622,194
Convertible senior notes, net	247,736	246,464
Participations sold	119,407	89,584
Accounts payable and accrued expenses	4,668	7,578
Payable to related party	4,100	3,240
Dividends payable	32,060	21,018
Total Liabilities	1,143,408	990,078
Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Preferred stock, 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference) in 2015 and 2014	35	35
Series B Preferred stock, 8,000,000 shares issued and outstanding ($200,000 aggregate liquidation preference) in 2015	80	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 67,145,252 and 46,900,442 shares issued and outstanding, respectively	671	469
Additional paid-in-capital	1,408,448	868,035
Retained earnings (accumulated deficit)	(22,225)	(10,485)
Accumulated other comprehensive loss	(2,614)	(2,985)
Total Stockholders’ Equity	1,384,395	855,069
Total Liabilities and Stockholders’ Equity	$2,527,803	$1,845,147

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net interest income:
Interest income from securities	$8,293	$6,129	$24,846	$12,914
Interest income from securities, held to maturity	2,956	2,219	9,050	2,219
Interest income from commercial mortgage loans	15,184	8,025	37,246	18,475
Interest income from subordinate loans	25,445	18,983	65,206	51,951
Interest expense	(13,187)	(8,786)	(36,287)	(15,802)
Net interest income	38,691	26,570	100,061	69,757
Operating expenses:
General and administrative expenses (includes $756 and $2,695 of equity based compensation in 2015 and $308 and $1,096 in 2014, respectively)	(2,099)	(1,434)	(6,512)	(4,355)
Management fees to related party	(4,097)	(3,193)	(11,325)	(8,725)
Total operating expenses	(6,196)	(4,627)	(17,837)	(13,080)
Income from unconsolidated joint venture	108	(88)	495	(88)
Other income	239	21	252	26
Realized loss on sale of securities	—	—	(443)	—
Unrealized gain (loss) on securities	(6,926)	(2,147)	(5,792)	4,787
Foreign currency gain (loss)	(2,165)	(3,596)	3,424	(2,637)
Gain (loss) on derivative instruments	2,096	3,026	(4,144)	1,933
Net income	25,847	19,159	76,016	60,698
Preferred dividends	(2,304)	(1,860)	(6,023)	(5,580)
Net income available to common stockholders	$23,543	$17,299	$69,993	$55,118
Basic and diluted net income per share of common stock	$0.39	$0.37	$1.24	$1.30
Basic weighted average shares of common stock outstanding	59,355,613	46,848,675	55,818,731	42,322,380
Diluted weighted average shares of common stock outstanding	59,934,008	47,068,929	56,415,082	42,538,744
Dividend declared per share of common stock	$0.44	$0.40	$1.32	$1.20

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income available to common stockholders	$23,543	$17,299	$69,993	$55,118
Change in net unrealized gain (loss) on securities available-for-sale	—	39	678	116
Foreign currency translation adjustment	53	—	(307)	—
Comprehensive income	$23,596	$17,338	$70,364	$55,234

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Par	Shares	Par				Total
Balance at January 1, 2015	3,450,000	$35	46,900,442	$469	$868,035	$(10,485)	$(2,985)	$855,069
Capital increase related to Equity Incentive Plan	—	—	12,763	*	2,573	—	—	2,573
Issuance of preferred stock	8,000,000	80	—	—	197,600	—	—	197,680
Issuance of restricted common stock	—	—	15,950	*	—	—	—	—
Issuance of common stock	—	—	20,323,529	203	343,227	—	—	343,430
Repurchase of common stock	—	—	(107,432)	(1)	(1,740)	—	—	(1,741)
Offering costs	—	—	—	—	(1,247)	—	—	(1,247)
Net income	—	—	—	—	—	76,016	—	76,016
Change in other comprehensive loss	—	—	—	—	—	—	371	371
Dividends on common stock	—	—	—	—	—	(81,733)	—	(81,733)
Dividends on preferred stock	—	—	—	—	—	(6,023)	—	(6,023)
Balance at September 30, 2015	11,450,000	$115	67,145,252	$671	$1,408,448	$(22,225)	$(2,614)	$1,384,395

* Rounds to zero.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flows provided by operating activities:
Net income	$76,016	$60,698
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(7,782)	(3,018)
Amortization of deferred financing costs	2,219	1,252
Equity-based compensation	2,573	220
Unrealized (gain) loss on securities	5,916	(4,787)
Income from unconsolidated joint venture	(511)	88
Foreign currency (gain) loss	1,703	2,623
Unrealized loss on derivative instruments	4,151	(1,933)
Realized loss on sale of security	443	—
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(20,711)	(16,521)
Other assets	396	200
Accounts payable and accrued expenses	(3,202)	1,077
Payable to related party	860	565
Net cash provided by operating activities	62,071	40,464
Cash flows used in investing activities:
Funding of securities at estimated fair value	—	(325,961)
Funding of commercial mortgage loans	(483,090)	(211,738)
Funding of subordinate loans	(483,480)	(353,386)
Funding of unconsolidated joint venture	(3,929)	(39,477)
Funding of other assets	(8)	(1,258)
Funding of derivative instruments	(327)	—
Proceeds from sale of securities available-for-sale	17,291	—
Proceeds from sale of securities at estimated fair value	6,338	—
Proceeds from sale of investment in unconsolidated joint venture	20,794	—
Principal payments received on securities available-for-sale	—	15,289
Principal payments received on securities at estimated fair value	32	15,306
Principal payments received on securities, held-to-maturity	1,000	—
Principal payments received on commercial mortgage loans	41,479	666
Principal payments received on subordinate loans	146,775	117,003
Principal payments received on other assets	167	86
Proceeds from sale of commercial mortgage loans	—	4,950
Proceeds from sale of subordinate loans	52,612	—
Net cash used in investing activities	(684,346)	(778,520)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	197,680	—
Proceeds from issuance of common stock	343,430	158,693
Repurchase of common stock	(1,741)	—
Payment of offering costs	(956)	(308)
Proceeds from repurchase agreement borrowings	553,214	441,391
Repayments of repurchase agreement borrowings	(439,971)	(105,658)
Proceeds from issuance of convertible senior notes	—	256,970
Proceeds from participations sold	30,484	89,012
Repayments of participations sold	(733)	—
Payment of deferred financing costs	(2,900)	(8,846)
Dividends on common stock	(71,135)	(49,065)
Dividends on preferred stock	(5,580)	(5,580)
Net cash provided by financing activities	601,792	776,609
Net increase in cash and cash equivalents	(20,483)	38,553
Cash and cash equivalents, beginning of period	40,641	20,096
Cash and cash equivalents, end of period	$20,158	$58,649
Supplemental disclosure of cash flow information:
Interest paid	$36,563	$14,565
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$32,060	$20,753
Deferred financing costs, not yet paid	$—	$213
Offering costs payable	$325	$71

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands—except share and per share data)
Note 1 – Organization
Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, commercial mortgage-backed securities (“CMBS”) and other commercial real estate-related debt investments. These asset classes are referred to as the Company’s target assets.
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. The Company's results of operations for the quarterly period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any other future period.
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
In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. If substantial doubt is alleviated as a result of the consideration of management’s plans, a company should disclose information that enables users of financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes): (1) principal conditions that initially give rise to substantial doubt, (2) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (3) management’s plans that alleviated substantial doubt. If substantial doubt is not alleviated after considering management’s plans, disclosures should enable investors to understand the underlying conditions, and include the following: (1) a statement indicating that there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date, (2) the principal conditions that give rise to substantial doubt, (3) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (4) management's plans that are intended to mitigate the adverse conditions. The new guidance applies to all companies. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company's condensed consolidated financial statements.
In February 2015, the FASB issued guidance which amends the guidance related to accounting for the consolidation of certain legal entities. The modifications impacts limited partnerships and similar legal entities, the evaluation of (i) fees paid to a decision maker or a service provider as a variable interest, (ii) fee arrangements, and (iii) related parties on the primary beneficiary determination. This guidance is effective for the first interim or annual period beginning after December 15, 2015. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company's condensed consolidated financial statements.
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. Early adoption is permitted, and the Company is currently assessing the impact of this guidance on the Company's condensed consolidated financial statements.
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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of September 30, 2015 and December 31, 2014:

	Fair Value as of September 30, 2015				Fair Value as of December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Available-for-Sale)	$—	$—	$—	$—	$—	$17,105	$—	$17,105
CMBS (Fair Value Option)	—	512,485	—	512,485	—	522,730	—	522,730
Derivative assets	—	246	—	246	—	4,070	—	4,070
Derivative liabilities	—	—	—	—	—	—	—	—
Total	$—	$512,731	$—	$512,731	$—	$543,905	$—	$543,905

Note 4 – Debt Securities
At September 30, 2015, all of the Company's CMBS (Fair Value Option) were pledged to secure borrowings under the Company’s master repurchase agreements with UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). See "Note 8 - Borrowings Under Repurchase Agreements" for further information regarding these facilities.
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
The amortized cost and estimated fair value of the Company’s debt securities at September 30, 2015 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Carrying Value
CMBS (Fair Value Option)	$520,883	$512,107	$5,752	$(5,374)	$512,485
CMBS (Held-to-Maturity)	$154,000	$153,799	$—	$—	$153,799
Total	$674,883	$665,906	$5,752	$(5,374)	$666,284
The following table presents information about the Company's debt securities that were in an unrealized loss position at September 30, 2015:

	Unrealized Loss Position for Less than 12 months		Unrealized Loss Position for 12 months or More
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CMBS (Fair Value Option)	239,715	(4,222)	6,315	(1,152)
Total	$239,715	$(4,222)	$6,315	$(1,152)

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

The overall statistics for the Company’s CMBS (Available-for-Sale) and CMBS (Fair Value Option) investments calculated on a weighted average basis assuming no early prepayments or defaults as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Credit Ratings *	AAA to CC	AAA to CCC-
Coupon	5.9%	5.9%
Yield	6.6%	6.4%
Weighted Average Life	1.7 years	2.3 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.
The percentage vintage, property type and location of the collateral securing the Company’s CMBS (Available-for-Sale) and CMBS (Fair Value Option) investments calculated on a weighted average basis as of September 30, 2015 and December 31, 2014 are as follows:

Vintage	September 30, 2015	December 31, 2014
2005	9.7%	9.0%
2006	19.4	19.0
2007	61.8	63.0
2008	9.1	9.0
Total	100.0%	100.0%

Property Type	September 30, 2015	December 31, 2014
Office	32.3%	33.4%
Retail	29.4	29.1
Multifamily	13.3	13.3
Other *	25.0	24.2
Total	100.0%	100.0%
 *    No other individual category comprises more than 10% of the total.

Location	September 30, 2015	December 31, 2014
South Atlantic	23.2%	23.2%
Middle Atlantic	17.9	21.1
Pacific	17.6	17.0
East North Central	12.4	11.0
Other *	28.9	27.7
Total	100.0%	100.0%
 *    No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at September 30, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Condo Conversion – New York, NY (1)	Aug-13	Sept-16	33,000	24,131	24,252	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD (3)	Feb-14	Sept-16	80,000	80,000	79,739	Floating	50 units
Vacation Home Portfolio - Various (1)	Apr-14	Apr-19	101,000	95,984	95,086	Fixed	229 properties
Hotel - Philadelphia, PA (1)(4)	May-14	May-17	34,000	34,000	33,960	Floating	301 rooms
Condo Construction - Bethesda, MD (5)	Jun-14	Dec-16	33,000	33,000	32,900	Floating	40 units
Multifamily - Brooklyn, NY (1)(6)	Jul-14	Aug-16	34,500	34,500	34,818	Floating	63 units
Mixed Use - Cincinnati, OH (7)	Nov-14	May-18	128,700	128,700	127,074	Floating	65 acres
Condo Conversion - New York, NY (1)(8)	Nov-14	Dec-15	67,300	67,300	67,078	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)(4)	Nov-14	Nov-17	58,000	55,140	54,979	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (1)(4)	Nov-14	Nov-19	50,000	50,000	49,572	Fixed	24 properties
Mixed Use - Brooklyn, NY (1)(9)	Feb-15	Mar-17	85,770	85,770	85,414	Floating	330,000 sq. ft.
Hotel Portfolio - Various U.S. (1)(2)	Jun-15	Mar-17	45,400	45,400	45,290	Floating	2,690 rooms
Retail redevelopment - Miami, FL (1)(10)	Jun-15	Jan-17	45,000	45,000	44,740	Floating	63,300 sq. ft.
Retail redevelopment - Miami, FL (1)	Jun-15	Jul-17	33,000	33,000	32,719	Floating	16,600 sq. ft.
Retail - Brooklyn, NY (1)(11)	Aug-15	Mar-17	1,653	1,653	1,629	Floating	10,500 sq. ft.
Hotel - New York, NY (12)	Sept-15	Sept-18	97,807	97,807	96,431	Floating	317 rooms
Total/Weighted Average			$928,130	$911,385	$905,681	7.02%

(1)
At September 30, 2015, this loan was pledged to secure borrowings under the Company’s master repurchase facilities entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) or Goldman Sachs Bank USA (the “Goldman Loan”). See "Note 8 – Borrowings Under Repurchase Agreements" for a description of these facilities.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

(3)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee.

(4)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee.

(5)
This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At September 30, 2015, the Company had $32,100 of unfunded loan commitments related to this loan.

(6)	This loan includes three one-year extension options subject to certain conditions and the payment of a fee for each extension.

(7)
This loan includes two one-year extension options subject to certain conditions and the payment of a fee. At September 30, 2015, the Company had $36,300 of unfunded loan commitments related to this loan.

(8)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee.

(9)	At September 30, 2015, the Company had $6,730 of unfunded loan commitments related to this loan.

(10)	This loan includes two six-month extension options subject to certain conditions and the payment of a fee.

(11)	At September 30, 2015, the Company had $9,000 of unfunded loan commitments related to this loan.

(12)
This loan includes two one-year extension options subject to certain conditions and the payment of a fee. At September 30, 2015, the Company had $40,599 of unfunded loan commitments related to this loan.

During April 2015, the Company received the full repayment from a commercial mortgage loan secured by a hotel in Silver Spring, Maryland.

The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - Silver Spring, MD (1)	Mar-10	Apr-15	$26,000	$24,590	$24,557	Fixed	263 rooms
Condo Conversion – New York, NY (1)(2)	Aug-13	Sept-15	33,000	33,846	33,961	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD (3)	Feb-14	Sept-16	28,000	28,000	27,520	Floating	50 units
Vacation Home Portfolio - Various	Apr-14	Apr-19	101,000	100,046	99,086	Fixed	229 properties
Hotel - Philadelphia, PA (1)(4)	May-14	May-17	34,000	34,000	33,842	Floating	301 rooms
Condo Construction - Bethesda, MD (5)	Jun-14	Dec-16	20,000	20,000	19,616	Floating	40 units
Multifamily - Brooklyn, NY (1)(6)	Jul-14	Aug-16	30,000	30,000	30,110	Floating	63 units
Mixed Use - Cincinnati, OH (7)	Nov-14	May-18	20,000	20,000	18,309	Floating	65 acres
Condo Conversion - New York, NY (1)(8)	Nov-14	Dec-15	67,300	67,300	64,714	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)(4)	Nov-14	Nov-17	58,000	57,792	57,297	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (4)	Nov-14	Nov-19	50,000	50,000	49,508	Fixed	24 properties
Total/Weighted Average			$467,300	$465,574	$458,520	6.84%

(1)	At December 31, 2014, this loan was pledged to secure borrowings under the JPMorgan Facility. See "Note 8 – Borrowings Under Repurchase Agreements" for a description of this facility.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

(3)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At December 31, 2014, the Company had $52,000 of unfunded loan commitments related to this loan.

(4)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee.

(5)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At December 31, 2014, the Company had $45,100 of unfunded loan commitments related to this loan.

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

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at September 30, 2015 or December 31, 2014.

Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following at September 30, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,769	$8,769	Fixed
Mixed Use – North Carolina	Jul-12	Aug-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,604	9,604	Fixed
Condo Construction – New York, NY (1)	Jan-13	Jul-17	60,000	84,396	84,234	Fixed
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,261	24,261	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Office Condo - New York, NY	Jul-13	Jul-22	14,000	14,000	13,622	Fixed
Condo Conversion – New York, NY (2)	Aug-13	Sept-16	29,400	11,437	11,535	Floating
Mixed Use - Various (3)	Dec-13	Dec-18	17,000	19,500	19,365	Fixed
Mixed Use - London, England	Apr-14	Jan-16	52,024	52,024	52,024	Fixed
Healthcare Portfolio - Various (4)	Jun-14	Jun-16	50,000	45,588	45,588	Floating
Ski Resort - Big Sky, MT	Aug-14	Sept-20	15,000	15,000	14,874	Fixed
Mixed Use - New York, NY (5)	Dec-14	Dec-17	70,943	75,473	74,806	Floating
Senior Housing - United Kingdom	Jan-15	Dec-17	82,063	82,063	82,063	Floating
Hotel - Burbank, CA	Feb-15	Jan-20	20,000	20,000	20,000	Fixed
Multifamily Portfolio - Florida (4)	Apr-15	May-17	22,000	22,000	21,851	Floating
Multifamily Portfolio - Florida (4)	Apr-15	May-17	15,500	15,500	15,395	Floating
Mixed Use - Various (4)	Jun-15	May-17	45,000	45,000	44,719	Floating
Hotel - Phoenix, AZ	Jun-15	Jul-25	25,000	25,000	25,000	Fixed
Hotel - Washington, DC (3)	Jun-15	Jul-17	20,000	20,000	19,896	Floating
Condo development - New York, NY (1)(6)	Jun-15	Jul-19	72,093	73,072	70,337	Floating
Condo Conversion - New York, NY (3)	Jul-15	Aug-18	50,000	50,764	50,175	Floating
Mixed Use - New York, NY	Aug-15	Mar-17	14,000	12,347	12,168	Floating
Mixed Use - New York, NY (1)	Sept-15	Oct-18	30,000	30,000	29,706	Floating
Hotel - New York, NY (7)	Sept-15	Sept-18	2,562	2,562	2,411	Floating
Destination Resort - Various (8)	Sept-15	May-18	75,000	75,000	70,880	Floating
Total/Weighted Average			$864,110	$871,885	$861,808	11.20%

(1)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(2)	At September 30, 2015, this loan was pledged to secure borrowings under the JPMorgan Facility. See "Note 8 – Borrowings Under Repurchase Agreements" for a description of this facility.

(3)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(4)	Includes three one-year extension options subject to certain conditions and the payment of an extension fee.

(5)
Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. At September 30, 2015, the Company had $11,557 of unfunded loan commitments related to this loan.

(6)	At September 30, 2015, the Company had $202,197 of unfunded loan commitments related to this loan.

(7)
Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. At September 30, 2015, the Company had $12,512 of unfunded loan commitments related to this loan.

(8)	Includes four one-year extension options subject to certain conditions and the payment of an extension fee.

During June 2015, the Company received the full repayment of a subordinate loan secured by a pledge of the equity interest in a borrower that owns a mixed use property located in the central business district of Pittsburgh, PA.
During August 2015, the Company sold a subordinate loan secured by a pledge of the equity interest in a borrower that owns a portfolio of hotels throughout the United States that is scheduled to mature in November 2015 and retained an interest-only strip (included in other assets on these consolidated financial statements) that bears interest at 3.4% and will mature at the time the loan is repaid.

During August 2015, the Company sold a subordinate loan secured by a pledge of the equity interest in a borrower that owns a hotel in New York, NY and retained the rights to the prepayment penalty should the loan repay prior to January 2016, the expiration of the prepayment lockout.
During September 2015, the Company received the full repayment of a subordinate loan secured by a pledge of the equity interest in a borrower that owns a ski resort in California.
The Company’s subordinate loan portfolio was comprised of the following at December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Office - Michigan	May-10	Jun-20	$9,000	$8,813	$8,813	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,771	Fixed
Mixed Use – North Carolina	Jul-12	Aug-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,711	9,711	Fixed
Hotel Portfolio – Various (1)	Nov-12	Nov-15	50,000	34,042	33,995	Floating
Condo Construction – New York, NY (1)	Jan-13	Jul-17	60,000	76,344	76,005	Fixed
Multifamily Conversion – New York, NY (1)	Jan-13	Dec-15	18,000	14,608	14,703	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,486	24,486	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – New York, NY (2)	May-13	Feb-15	44,000	44,000	43,989	Floating
Office Condo - New York, NY	Jul-13	Jul-22	14,000	14,000	13,596	Fixed
Condo Conversion – New York, NY (1)	Aug-13	Sept-15	29,400	29,751	29,762	Floating
Mixed Use - Pittsburgh, PA (3)	Aug-13	Aug-16	22,500	22,500	22,473	Floating
Mixed Use - Various (3)	Dec-13	Dec-18	17,000	19,464	19,294	Fixed
Mixed Use - London, England	Apr-14	Jan-15	50,009	52,355	52,355	Fixed
Healthcare Portfolio - Various (4)	Jun-14	Jun-16	50,000	50,000	50,000	Floating
Hotel - New York, NY (4)	Jul-14	Jul-16	20,000	20,000	19,870	Floating
Ski Resort - Big Sky, MT	Aug-14	Sept-20	15,000	15,000	14,861	Fixed
Mixed Use - New York, NY (5)	Dec-14	Dec-17	50,000	50,000	48,973	Floating
Total/Weighted Average			$562,434	$563,599	$561,182	11.34%

(1)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(2)	Includes a three-month extension option subject to certain conditions and the payment of an extension fee.

(3)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(4)	Includes three one-year extension options subject to certain conditions and the payment of an extension fee.

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
The Company evaluates its loans for possible impairment on a quarterly basis. See “Note 5 – Commercial Mortgage Loans” for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at September 30, 2015 or December 31, 2014.
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
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an investment fund managed by Apollo Global Management, LLC (together with its subsidiaries, "Apollo") for €16,314 (or $20,794) (of which $2,614 related to foreign exchange losses which were previously included in accumulated other comprehensive loss), reducing its unfunded commitment to Champ LP to €3,229 (or $3,609).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.
The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB Bank. The Company determined that Champ LP met the definition of a variable interest entity ("VIE") and that the Company was not the primary beneficiary; therefore, the Company did not consolidate the assets and liabilities of the partnership. The Company's investment in Champ LP is accounted for as an equity method investment. Additionally, due to the nature of its investment in BKB Bank, the Company determined Champ LP is an investment company under GAAP, and is therefore reflected at fair value.
Note 8 – Borrowings Under Repurchase Agreements
At September 30, 2015 and December 31, 2014, the Company’s borrowings outstanding under the Wells Facility, the UBS Facility, the DB Facility, the JPMorgan Facility and the Goldman Loan had the following debt balances, weighted average maturities and interest rates:

	September 30, 2015				December 31, 2014
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
Wells Facility borrowings	$—	—		—%	$20,166	0.2 years		1.0%	**
UBS Facility borrowings	133,899	3.0 years	*	2.8%	133,899	3.7 years	*	2.8%	Fixed
DB Facility borrowings	300,005	2.5 years		3.7%	300,005	3.3 years		3.7%	***
JPMorgan Facility borrowings	253,481	2.3 years		2.5%	168,124	0.1 years		2.7%	L+225 - 350
Goldman Loan	48,052	3.6 years		3.7%	—	—		—%	L+350
Total borrowings	$735,437	2.5 years		3.0%	$622,194	3.2 years		3.2%
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

At September 30, 2015, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
UBS Facility borrowings *	$5,004	$128,895	$—	$—	$133,899
DB Facility borrowings	58,552	241,453	—	—	300,005
JPMorgan Facility borrowings	1,177	252,304			253,481
Goldman Loan	3,126	10,581	34,345		48,052
Total	$67,859	$633,233	$34,345	$—	$735,437
*Assumes extension option is exercised.

At September 30, 2015, the Company’s collateralized financings were comprised of borrowings outstanding under the UBS Facility, the DB Facility, the JPMorgan Facility and the Goldman Loan. The table below summarizes the outstanding balances at September 30, 2015, as well as the maximum and average balances for the nine months ended September 30, 2015 for the Company's borrowings under repurchase agreements.

		For the nine months ended September 30, 2015
	Balance at September 30, 2015	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$—	$22,254	$4,242
UBS Facility borrowings	133,899	133,899	$133,899
DB Facility borrowings	300,005	300,005	300,005
JPMorgan Facility borrowings	253,481	395,572	244,678
Goldman Loan	48,052	52,524	45,259
Total	$735,437
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
The Company was in compliance with the financial covenants under its repurchase agreements at September 30, 2015 and December 31, 2014.
Note 9 – Convertible Senior Notes

On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At September 30, 2015, the March 2019 Notes had a carrying value of $140,405 and an unamortized discount of $3,345.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes", and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,615. At September 30, 2015, the August 2019 Notes had a carrying value of $107,331 and an unamortized discount of $3,669.
The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	55.3649	3/15/2019	3.46 years
August 2019 Notes	$111,000	5.50%	6.50%	55.3649	3/15/2019	3.46 years

(1)
Effective rate includes the effect of the adjustment for the conversion option (see footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2019 Notes converted.  The if-converted value of the 2019 Notes does not exceed their principal amount at September 30, 2015 since the closing market price of the Company’s common stock does not exceed the implicit conversion prices of $18.06 for the 2019 Notes.

 GAAP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $11,445 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2015. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $3,503 and $10,508 for the three and nine months ended September 30, 2015, respectively.  With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $867 and $2,566 for the three and nine months ended September 30, 2015, respectively.
As of September 30, 2015 potential shares of common stock contingently issuable upon the conversion of the 2019 Notes were excluded from the calculation of diluted income per share of common stock because it is management's current intent and the Company currently has the ability to settle the obligation in cash.
Note 10 - Federal Home Loan Bank of Indianapolis Membership
In February 2015, the Company's wholly owned subsidiary, ACREFI Insurance Services, LLC, was accepted for membership in the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, ACREFI Insurance Services, LLC has access to a variety of products and services offered by the FHLBI, including secured advances. As of September 30, 2015, ACREFI Insurance Services, LLC had not requested any secured advances.
The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLBI. Each advance will require approval by the FHLBI and will be secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI.

In addition, as a condition to membership in the FHLBI, the Company is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of advances from the FHLBI. At September 30, 2015, the Company had stock in the FHLBI totaling $8, which is included in other assets on the consolidated balance sheet at September 30, 2015.

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
During January 2015, the Company closed a £34,519 ($51,996) floating-rate mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. During February 2015, closed an additional £20,000 ($30,672) and participated that balance to an investment fund affiliated with Apollo. At September 30, 2015, the participation had a face amount of £19,900 ($30,104), a carrying amount of £19,900 ($30,104) and a cash coupon of LIBOR plus 825 basis points.
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation and classified it as CMBS (Held-to-Maturity) on its consolidated financial statements. At September 30, 2015, the participation had a face amount of $89,419, a carrying amount of $89,303 and a cash coupon of LIBOR plus 440 basis points.
Note 12 – Derivative Instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three and nine months ended September 30, 2015 and 2014.

		Three months ended September 30,		Nine months ended September 30,
	Location of Loss Recognized in Income	2015	2014	2015	2014
Forward currency contract	Gain (loss) on derivative instruments - unrealized	2,240	3,026	(3,938)	1,933
Interest rate caps	Loss on derivative instruments - unrealized	(144)	—	(206)	—
Total		$2,096	$3,026	$(4,144)	$1,933

The following table summarizes the gross asset amounts related to the Company's derivative instruments at September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Forward currency contract	$306	$(60)	246	$4,070	$—	4,070
Total derivative instruments	$306	$(60)	$246	$4,070	$—	$4,070

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
The current term of the Management Agreement expires on September 29, 2016 and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors in February 2015, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to seek termination of the Management Agreement.
For the three and nine months ended September 30, 2015, respectively, the Company incurred approximately $4,097 and $11,325 in base management fees. For the three and nine months ended September 30, 2014, respectively, the Company incurred approximately $3,193 and $8,725 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and nine months ended September 30, 2015, respectively, the Company recorded expenses totaling $78 and $1,011 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the three and nine months ended September 30, 2014, respectively, the Company recorded expenses totaling $312 and $712 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at September 30, 2015 and December 31, 2014, respectively, are approximately $4,100 and $3,240 for base management fees incurred but not yet paid.
Placement Agent Fees
In connection with the private placement that closed on September 21, 2015, the Company agreed to pay a placement agent fee of $500 to Apollo Global Securities, LLC. See "Note 15 - Stockholders' Equity" for further information related to the private placement.
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
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,609).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.  The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB Bank.

GE Capital and Mubadala Loan Portfolio
On September 29, 2015, the Company entered into a commitment to purchase a real estate loan portfolio from Mubadala GE Capital Ltd representing approximately $375,355 of first mortgage real estate loans (the “Real Estate Loans”).  The commitment was part of a larger transaction in which affiliates of Apollo agreed to acquire a portfolio of loans from Mubadala GE Capital Ltd (the “Transaction”).  The Transaction remains subject to certain regulatory approvals and closing conditions.  On October 1, 2015, the Company and MidCap FinCo Limited (“MidCap”), an affiliate of Apollo, entered into an agreement (the “MidCap Agreement”) whereby the Company granted MidCap an option to purchase the Real Estate Loans, which option is exercisable until 30 business days prior to the anticipated closing date for the Transaction.  In consideration of the option, MidCap agreed to pay the Company a fee of $750.  The MidCap Agreement also provides that if prior to the closing of the Transaction the Company is not satisfied with its due diligence investigation of the Real Estate Loans and provides notice to MidCap within a specified time period, MidCap will purchase the Real Estate Loans from the Company.
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
The Company recognized stock-based compensation expense of $756 and $2,695 for the three and nine months ended September 30, 2015, respectively, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $308 and $1,096 for the three and nine months ended September 30, 2014, respectively, related to restricted stock and RSU vesting. The following table summarizes the activity related to restricted common stock and RSUs during the nine months ended September 30, 2015:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at December 31, 2014		274,114	610,254
Grant	January 2015	—	8,000	$132	December 2015	December 2017
Forfeiture	January 2015	—	(5,000)	n/a	n/a	n/a
Cancelled upon delivery	March 2015	—	(20,000)	n/a	n/a	n/a
Grant	April 2015	15,950	—	$275	July 2015	April 2018
Forfeiture	June 2015	—	(3,500)	n/a	n/a	n/a
Grant	July 2015	—	1,631	$27	June 2016	June 2018
Forfeiture	August 2015	—	(5,000)	n/a	n/a	n/a
Outstanding at September 30, 2015		290,064	586,385

Below is a summary of expected restricted common stock and RSU vesting dates as of September 30, 2015.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
October 2015	4,631	—	4,631
December 2015	15,588	194,919	210,507
January 2016	4,629	—	4,629
April 2016	4,627	—	4,627
June 2016	—	543	543
July 2016	4,158	—	4,158
October 2016	4,158	—	4,158
December 2016	12,255	131,583	143,838
January 2017	3,737	—	3,737
April 2017	3,745	—	3,745
June 2017	—	544	544
July 2017	2,580	—	2,580
October 2017	2,577	—	2,577
December 2017	12,258	128,175	140,433
January 2018	1,330	—	1,330
April 2018	1,331	—	1,331
June 2018	—	544	544
	77,604	456,308	533,912

At September 30, 2015, the Company had unrecognized compensation expense of approximately $1,074 and $5,104, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the nine months ended September 30, 2015, the Company delivered 12,763 shares of common stock for 20,000 vested RSUs. The Company allows holders of RSUs to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the holder, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital on the consolidated statement of changes in stockholders' equity. The adjustment was $122 for the nine months ended September 30, 2015, and is included as a component of the capital decrease related to the Company's equity incentive plan in the consolidated statement of changes in stockholders’ equity.
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
On September 21, 2015, the Company completed a private offering of 8,823,529 shares of its common stock at a price of $17.00 per share.
Common Stock and Preferred Stock Offering. On September 21, 2015, the Company completed a private placement of 8,823,529 shares of its common stock at a price of $17.00 per share, and 8,000,000 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock (the "Series B Preferred Stock") with a liquidation preference of $25.00 per share at a price of $24.71 per share. The aggregate net proceeds from the common and Series B Preferred Stock private placement completed on September 21, 2015 were approximately $346,855 after deducting the $500 placement agent fee paid to Apollo Global Securities, LLC acting as placement agent in this transaction and estimated offering expenses payable by the Company.
Share Repurchase. During the third quarter of 2015, the Company repurchased 107,432 shares of its common stock at a weighted average net price of $16.20, resulting in a payment of $1,741.

Dividends. For 2015, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 25, 2015	March 31, 2015	April 15, 2015	$0.44
April 28, 2015	June 30, 2015	July 15, 2015	$0.44
July 28, 2015	September 30, 2015	October 15, 2015	$0.44

For 2015, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 16, 2015	March 31, 2015	April 15, 2015	$0.5391
June 9, 2015	June 30, 2015	July 15, 2015	$0.5391
September 9, 2015	September 30, 2015	October 15, 2015	$0.5391

Note 16 – Commitments and Contingencies

KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that has agreed to acquire a minority participation in KBC Bank. The Company committed to invest up to approximately €38,000 ($50,000), representing approximately 21% of the ownership in KBC Bank.
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,609).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.
GE Capital and Mubadala Loan Portfolio. On September 29, 2015, the Company entered into a commitment to purchase a real estate loan portfolio from Mubadala GE Capital Ltd representing approximately $375,355 of Real Estate Loans.  The commitment was part of the larger Transaction in which affiliates of Apollo agreed to acquire a portfolio of loans from Mubadala GE Capital Ltd (the “Transaction”).  The Transaction remains subject to certain regulatory approvals and closing conditions.  On October 1, 2015, the Company and MidCap, an affiliate of Apollo, entered into the MidCap Agreement whereby the Company granted MidCap an option to purchase the Real Estate Loans, which option is exercisable until 30 business days prior to the anticipated closing date for the Transaction.  In consideration of the option, MidCap agreed to pay the Company a fee of $750.  The MidCap Agreement also provides that if prior to the closing of the Transaction the Company is not satisfied with its due diligence investigation of the Real Estate Loans and provides notice to MidCap within a specified time period, MidCap will purchase the Real Estate Loans from the Company.
Loan Commitments. As described in "Note 5 - Commercial Mortgage Loans" and "Note 6 - Subordinate Loans", respectively, at September 30, 2015, the Company had $124,729 of unfunded commitments related to its commercial mortgage loan portfolio and $226,266 of unfunded commitments related to its subordinate loan portfolio.

Note 17 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$20,158	$20,158	$40,641	$40,641
Restricted cash	30,127	30,127	30,127	30,127
Securities, held-to-maturity	153,799	153,983	154,283	154,980
Commercial first mortgage loans	905,681	911,279	458,520	465,510
Subordinate loans	861,808	872,433	561,182	566,385
Borrowings under repurchase agreements	(735,437)	(735,700)	(622,194)	(621,269)
Convertible senior notes, net	(247,736)	(250,101)	(246,464)	(254,605)
Participations sold	(119,407)	(119,513)	(89,584)	(89,995)
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

The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$25,847	$19,159	$76,016	$60,698
Preferred dividends	(2,304)	(1,860)	(6,023)	(5,580)
Net income available to common stockholders	23,543	17,299	69,993	55,118
Dividends declared on common stock	(29,544)	(18,739)	(80,955)	(52,329)
Dividends on participating securities	(258)	(88)	(779)	(262)
Net income (loss) attributable to common stockholders	$(6,259)	$(1,528)	$(11,741)	$2,527
Denominator:
Basic weighted average shares of common stock outstanding	59,355,613	46,848,675	55,818,731	42,322,380
Diluted weighted average shares of common stock outstanding	59,934,008	47,068,929	56,415,082	42,538,744
Basic and diluted net income per weighted average share of common stock
Distributable Earnings	$0.50	$0.40	$1.45	$1.24
Undistributed income (loss)	$(0.11)	$(0.03)	$(0.21)	$0.06
Basic and diluted net income per share of common stock	$0.39	$0.37	$1.24	$1.30
For the three and nine months ended September 30, 2015, respectively, 578,395 and 596,351 unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
Note 19 – Subsequent Events
Investment Activity. During October 2015, the Company closed a $55,000 mezzanine loan for the acquisition and predevelopment of an existing building into a condominium and multifamily property on the Upper West Side neighborhood of New York City. The mezzanine loan is part of a $93,750 financing, comprised of a $38,750 first mortgage loan and the Company’s mezzanine loan. The floating rate loan has a three-year initial term with one six-month extension option and an appraised LTV of 81%. The loan has been underwritten to generate an IRR of approximately 13%.
During October 2015, the Company funded $50,502 related to previously closed loans.

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
Overview
The Company is a Maryland corporation that has elected to be taxed as a REIT for U.S. federal income tax purposes. The Company primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, CMBS and other commercial real estate-related debt investments. These asset classes are referred to as the Company’s target assets.
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $161.8 billion as of September 30, 2015.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. The Company benefits from Apollo’s global infrastructure and operating platform, through which the Company is able to source, evaluate and manage potential investments in the Company’s target assets.

Market Overview
The commercial real estate lending market has recovered from the downturn experienced as part of the correction in the global financial markets which began in mid-2007.  Property values in many markets and across multiple property types have recovered and the lending market is functioning with both established and new entrants.  Based on the current market dynamics, including significant upcoming commercial real estate debt maturities, there remains a compelling opportunity for the Company to invest capital in its target assets at attractive risk adjusted returns. The Company will continue to focus on underlying real estate value, and transactions that benefit from the Company’s ability to execute complex and sophisticated transactions.
During and immediately following the financial crisis, due to the prevalence of lenders granting extensions across the commercial mortgage loan industry, the demand for new capital to refinance maturing commercial mortgage debt was somewhat tempered.  This trend has largely abated as many borrowers refinance legacy loans and pursue new acquisitions.
After an extended period of a near zero Federal Funds rate, a certain amount of uncertainty exists regarding the timing of a potential increase in interest rates from the Federal Reserve. It is important to note that while the Federal Reserve may elect to raise interest rates at Federal Open Market Committee meetings in late 2015 or 2016, the historically low interest rate environment is expected to persist and remain attractive to borrowers, continuing to drive significant refinancing and acquisition activity across all property types during 2015 and into 2016.
New-issue CMBS volume continued to grow in 2014 with total issuance in the United States of approximately $94 billion, a 9% increase from the $86 billion issued during the prior year. Issuance in 2013 increased approximately 78% over 2012 and 163% over 2011. As of the end of the third quarter, year-to-date issuance totaled approximately $81 billion globally, a 14% increase over the same period during 2014. While not directly related to many of the transactions we often pursue, the active CMBS market can be viewed as an indication of the strength and liquidity of the commercial real estate lending market.
However, current volumes of CMBS issuance are still moderate relative to the peak of the market, which saw more than $229 billion in CMBS issuance in 2007. We believe that lenders still appear to be focused on stabilized cash flowing assets with LTV ratios lower than peak. As a result, we expect to continue to see opportunities to originate mezzanine and first mortgage financings in transactions which benefit from the Company’s ability to source, structure and execute complex transactions.
Critical Accounting Policies
A summary of the Company’s accounting policies is set forth in its Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.”
Financial Condition and Results of Operations

Investments
The following table sets forth certain information regarding the Company’s investments at September 30, 2015:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years) (1)	Equity at cost (2)	Current Weighted Average Underwritten IRR (3)	Levered Weighted Average Underwritten IRR (3)
First mortgages	$911,385	$905,681	8.2%	3.1	$301,533	2.7%	2.5	$604,148	12.1%	14.7%
Subordinate loans (4)	871,885	861,808	12.0	4.3	—	—	—	831,704	13.2	13.2
CMBS, held-to-maturity (5)	64,581	64,496	11.5	3.6	—	—	—	64,496	11.5	11.5
CMBS	520,883	512,107	6.6	1.7	433,904	3.4	2.7	108,330	16.2	16.2
Total/Weighted Average	$2,368,734	$2,344,092	9.4%	3.3	$735,437	3.0%	2.5	$1,608,678	13.0%	13.9%

(1)	Assumes extension options are exercised. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Company's repurchase agreements.

(2)	CMBS includes $30,127 of restricted cash related to the UBS Facility.

(3)
Internal rate of return ("IRR") is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. The underwritten IRR for the investments shown in the above table reflect the returns underwritten by the Manager, taking into account leverage and calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings remains constant over the remaining term. With respect to certain loans, the underwritten IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Item 1A-Risk Factors-The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table or elsewhere in this quarterly report over time.

(4)
Subordinate loans are net of a participation sold during February 2015. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At September 30, 2015, the Company had one such participation sold with a face amount of £19,900 ($30,104) and a carrying amount of £19,900 ($30,104).

(5)
CMBS (Held-to-Maturity) are net of a participation sold during June 2014. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At September 30, 2015, the Company had one such participation sold with a face amount of $89,419 and a carrying amount of $89,303.

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
In July 2015, the Company closed a $50,000 mezzanine loan for the development of a 223-unit luxury condominium in the Gramercy Park neighborhood of New York City. The mezzanine loan is being used to refinance an existing $44,000 predevelopment loan provided by the Company in 2013 and to finance the completion of construction. The floating-rate loan has a three-year term with two one-year extension options and is part of a $330,000 financing, which includes a $280,000 first mortgage loan and the Company’s mezzanine loan. The mezzanine loan has an appraised loan-to-net-sellout of 45% and was underwritten to generate an IRR of approximately 16%.
In August 2015, the Company closed a $23,000 whole loan ($14,000 of which was funded at closing) in connection with the acquisition of a retail parcel in downtown Brooklyn. The whole loan is cross-collateralized and cross-defaulted with a $92,500 first mortgage loan the Company originated in February 2015, as the retail property is on the same block as, but is not adjacent to, the buildings securing the first mortgage loan. The floating rate whole loan has an 18-month term (coterminous with the remaining term on the first mortgage loan), an appraised LTV of 73% and was underwritten to generate an IRR of approximately 10% on an unlevered basis.

In September 2015, the Company closed a $30,000 secured corporate loan to one of the borrowers of a previously closed $82,500 mezzanine loan issued in connection with the development of a mixed-use property on the Upper West Side neighborhood of New York City. The corporate loan has been guaranteed by the borrower, an international owner and operator of commercial real estate. The corporate loan also is secured by the borrower’s interest in the mixed-use property. The floating-rate loan has a three-year initial term with a one-year extension option and was underwritten to generate an IRR of approximately 14%.
In September 2015, the Company closed a $153,500 ($100,369 of which was funded at closing) whole loan for the acquisition and redevelopment of a 317-key hotel in the NoMad neighborhood of New York City. The floating-rate loan has a three-year initial term, with two one-year extension options and is split into a $138,406 first mortgage loan and a $15,074 mezzanine loan. The whole loan has an appraised LTV of 52% and has been underwritten to generate an IRR of approximately 8% on an unlevered basis.
In September 2015, the Company acquired a $75,000 intermediate mezzanine loan secured by the equity interests in a portfolio of Great Wolf Lodge resorts. The intermediate mezzanine loan is part of a $1,075,000 financing, comprised of a $715,000 first mortgage loan, a $225,000 senior mezzanine loan, the Company's intermediate mezzanine loan and a $60,000 junior mezzanine loan. The floating rate loan has a three-year initial term with four one-year extension options and an appraised LTV of 70%. The loan has been underwritten to generate an IRR of approximately 13%.
During 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. Additionally, the Company funded additional investments of $199,143 related to loans closed prior to 2015.

Net Income Available to Common Stockholders
For the three and nine months ended September 30, 2015, respectively, the Company’s net income available to common stockholders was $23,543, or $0.39 per share, and $69,993, or $1.24 per share. For the three and nine months ended September 30, 2014, respectively, the Company’s net income available to common stockholders was $17,299, or $0.37 per share, and $55,118, or $1.30 per share.

Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	Change (amount)	Change (%)	2015	2014	Change (amount)	Change (%)
Interest income from:
Securities	$8,293	$6,129	$2,164	35.3%	$24,846	$12,914	$11,932	92.4%
Securities, held to maturity	2,956	2,219	737	33.2%	9,050	2,219	6,831	307.8%
Commercial mortgage loans	15,184	8,025	7,159	89.2%	37,246	18,475	18,771	101.6%
Subordinate loans	25,445	18,983	6,462	34.0%	65,206	51,951	13,255	25.5%
Interest expense	(13,187)	(8,786)	(4,401)	50.1%	(36,287)	(15,802)	(20,485)	129.6%
Net interest income	$38,691	$26,570	$12,121	45.6%	$100,061	$69,757	$30,304	43.4%
Net interest income for the three and nine months ended September 30, 2015, respectively, increased $12,121, or 45.6%, and $30,304, or 43.4%, from the same periods in 2014. The increase is primarily the result of the overall growth in the Company's investable capital as stockholders' equity increased from $682,956 at December 31, 2013 to $1,384,395 at September 30, 2015.
Interest income related to securities for the three and nine months ended September 30, 2015, respectively, increased $2,164, or 35.3%, and $11,932, or 92.4%, from the same periods in 2014. The increase is attributable to the purchase of $375,833 of CMBS during 2014. This increase was partially offset by the repayment of $31,553 of CMBS during 2014 as well as the sale of CMBS with an amortized cost of $24,038 during 2015.
Interest income related to securities, held-to-maturity for the three and nine months ended September 30, 2015, respectively, increased $737, or 33.2%, and $6,831, or 307.8%, from the same periods in 2014. The increase is attributable to the Company's investment in a subordinate loan during May 2014 that was subsequently converted to a CMBS during August 2014. See "Note 4 - Debt Securities" of the consolidated financial statements for further discussion of this investment.

The increase in interest income related to commercial mortgage loans for the three and nine months ended September 30, 2015, respectively, of $7,159, or 89.2%, and $18,771, or 101.6%, from the same periods in 2014, is primarily attributable to the funding of $403,983 of commercial mortgage loans during 2014 net of repayments of $105,501 and, to a lesser extent, the funding of $483,090 of commercial mortgage loans during 2015 net of repayments of $41,479.
The increase in interest income related to subordinate loans for the three and nine months ended September 30, 2015, respectively, of $6,462, or 34.0%, and $13,255, or 25.5%, from the same periods in 2014 is primarily attributable to the funding of $402,336 of subordinate loans during 2014 net of repayments of $194,050 and, to a lesser extent, the funding of $483,480 of subordinate loans during 2015 net of repayments of $146,775.
Interest expense for the three and nine months ended September 30, 2015, respectively, increased $4,401, or 50.1%, and $20,485, or 129.6%, from the same periods in 2014. In addition to the Company's issuance of the 2019 Notes, the increase in interest expense was attributable to the increase in the average balance of the Company’s borrowings under repurchase agreements from $356,972 for the nine months ended September 30, 2014 to $728,083 for the nine months ended September 30, 2015.
Operating Expenses
The following table sets forth the Company’s operating expenses for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	Change (amount)	Change (%)	2015	2014	Change (amount)	Change (%)
General and administrative expense	$1,343	$1,126	$217	19.3%	$3,817	$3,259	$558	17.1%
Stock-based compensation expense	756	308	448	145.5%	2,695	1,096	1,599	145.9%
Management fee expense	4,097	3,193	904	28.3%	11,325	8,725	2,600	29.8%
Total operating expense	$6,196	$4,627	$1,569	33.9%	$17,837	$13,080	$4,757	36.4%
General and administrative expense for the three and nine months ended September 30, 2015, respectively, increased $217, or 19.3%, and $558, or 17.1%, from the same periods in 2014. The increase is primarily attributable to costs associated with the Company's increased investment activity.
Stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, increased $448, or 145.5%, and $1,599, or 145.9%, from the same periods in 2014. The increase is primarily attributable to the grant of 390,000 RSUs in December 2014. Share-based payments are discussed further in the accompanying consolidated financial statements, “Note 14—Share-Based Payments.”
Management fee expense for the three and nine months ended September 30, 2015, respectively, increased $904, or 28.3%, and $2,600, or 29.8%, from the same periods in 2014. The increase is primarily attributable to increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering completed in the second quarter of 2014 and, to a lesser extent, the Company's follow-on equity offerings completed in March 2015 and September 2015. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements, “Note 13—Related Party Transactions.”
Realized and Unrealized Gain/Loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS, non U.S. dollar denominated loans and derivative instruments are included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2015 and 2014:

		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2015	2014	2015	2014
Securities	Unrealized gain (loss) on securities	$(6,926)	$(2,147)	$(5,792)	$4,787
Foreign currency	Foreign currency gain (loss)	(2,165)	(3,596)	3,424	(2,637)
Forward currency contract	Gain (loss) on derivative instruments - unrealized	2,240	3,026	(3,938)	1,933
Interest rate caps	Loss on derivative instruments - unrealized	$(144)	$—	$(206)	$—
Total		$(6,995)	$(2,717)	$(6,512)	$4,083

The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivatives are recorded directly in earnings.
For the three and nine months ended September 30, 2015, respectively, the Company recognized an unrealized gain (loss) on securities of $(6,926) and $(5,792). For the three and nine months ended September 30, 2014, respectively, the Company recognized an unrealized gain (loss) on securities of $(2,147) and $4,787. These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
Dividends
Dividends. For the nine months ended September 30, 2015, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 25, 2015	March 31, 2015	April 15, 2015	$0.44
April 28, 2015	June 30, 2015	July 15, 2015	$0.44
July 28, 2015	September 30, 2015	October 15, 2015	$0.44

For the nine months ended September 30, 2015, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 16, 2015	March 31, 2015	April 15, 2015	$0.5391
June 9, 2015	June 30, 2015	July 15, 2015	$0.5391
September 9, 2015	September 30, 2015	October 15, 2015	$0.5391
Subsequent Events
Investment Activity. During October 2015, the Company closed a $55,000 mezzanine loan for the acquisition and predevelopment of an existing building into a condominium and multifamily property on the Upper West Side neighborhood of New York City. The mezzanine loan is part of a $93,750 financing, comprised of a $38,750 first mortgage loan, and the Company’s mezzanine loan. The floating rate loan has a three-year initial term with one six-month extension option and an appraised LTV of 81%. The loan has been underwritten to generate an IRR of approximately 13%.
During October 2015, the Company funded $50,502 related to previously closed loans.
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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at September 30, 2015. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
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
As of September 30, 2015, the Company had $253,481 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.
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
As of September 30, 2015, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
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
As of September 30, 2015, the Company had $300,005 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
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
As of September 30, 2015, the Company had $48,052 of borrowings outstanding under the Goldman Loan secured by a commercial mortgage loan held by the Company.
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
Federal Home Loan Bank of Indianapolis Membership
In February 2015, the Company's wholly owned subsidiary, ACREFI Insurance Services, LLC, was accepted for membership in the FHLBI. As a member of the FHLBI, ACREFI Insurance Services, LLC has access to a variety of products and services offered by the FHLBI, including secured advances. As of September 30, 2015, ACREFI Insurance Services, LLC had not requested any secured advances.
The ability to borrow from the FHLBI is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLBI. Each advance will require approval by the FHLBI and will be secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI.
Cash Generated from Offerings
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
On September 21, 2015, the Company completed a private placement of 8,823,529 shares of its common stock at a price of $17.00 per share and 8,000,000 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock (the "Series B Preferred Stock") with a liquidation preference of $25.00 per share at a price of $24.71 per share. The aggregate net proceeds from the common and Series B Preferred Stock private placement completed on September 21, 2015 were approximately $346,855 after deducting the $500 placement agent fee paid to Apollo Global Securities, LLC acting as placement agent in this transaction and estimated offering expenses payable by the Company.
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of cash available, which was $20,158 as of September 30, 2015, principal and interest payments the Company receives on its portfolio of assets, as well as available borrowings under its repurchase agreements. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At September 30, 2015, $146,519 of borrowing capacity under the JPMorgan Facility was available. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities.
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

Contractual Obligations and Commitments

The Company’s contractual obligations including expected interest payments as of September 30, 2015 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
UBS Facility borrowings **	8,773	132,019	—	—	140,792
DB Facility borrowings	68,403	249,670	—	—	318,073
JPMorgan Facility borrowings *	7,493	260,050	—	—	267,543
Goldman Loan *	4,875	13,513	34,948	—	53,336
Total	$89,544	$655,252	$34,948	$—	$779,744

*	Assumes current LIBOR of 0.21% for interest payments due under the JPMorgan Facility and the Goldman Loan.
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
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,609).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.
GE Capital and Mubadala Loan Portfolio. On September 29, 2015, the Company entered into a commitment to purchase a real estate loan portfolio from Mubadala GE Capital Ltd representing approximately $375,355 of Real Estate Loans.  The commitment was part of the larger Transaction in which affiliates of Apollo agreed to acquire a portfolio of loans from Mubadala GE Capital Ltd.  The Transaction remains subject to certain regulatory approvals and closing conditions.  On October 1, 2015, the Company and MidCap, an affiliate of Apollo, entered into the MidCap Agreement whereby the Company granted MidCap an option to purchase the Real Estate Loans, which option is exercisable until 30 business days prior to the anticipated closing date for the Transaction.  In consideration of the option, MidCap agreed to pay the Company a fee of $750.  The MidCap Agreement also provides that if prior to the closing of the Transaction the Company is not satisfied with its due diligence investigation of the Real Estate Loans and provides notice to MidCap within a specified time period, MidCap will purchase the Real Estate Loans from the Company.
Loan Commitments. At September 30, 2015, the Company had $124,729 of unfunded commitments related to its commercial mortgage loan portfolio and $226,266 of unfunded commitments related to its subordinate loan portfolio.
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
The current term of the Management Agreement expires on September 29, 2016 and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon

(1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable. Following a meeting by the Company’s independent directors in February 2015, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.
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
The Company has 8,000,000 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock will pay cumulative cash dividends: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. On or after September 21, 2020, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.

Non-GAAP Financial Measures
Operating Earnings
For the three and nine months ended September 30, 2015, respectively, the Company’s Operating Earnings were $31,742, or $0.53 per share, and $80,347, or $1.42 per share. For the three and nine months ended September 30, 2014, respectively, the Company’s Operating Earnings were $20,768, or $0.44 per share, and $52,805, or $1.24 per share. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined by the Company as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains or loss and (v) the non-cash amortization expense related to the reclassification of a portion of the convertible senior notes to stockholders’ equity in accordance with GAAP.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income available to common stockholders	$23,543	$17,299	$69,993	$55,118
Adjustments:
Income from unconsolidated joint venture	(108)	88	(495)	88
Equity-based compensation expense	756	308	2,695	1,096
Unrealized (gain) loss on securities	6,926	2,147	5,792	(4,787)
Unrealized loss on derivative instruments	(2,096)	(3,026)	4,144	(1,933)
Foreign currency gain	2,165	3,596	(3,424)	2,637
Amortization of the 2019 Notes related to equity reclassification	556	356	1,642	586
Total adjustments:	8,199	3,469	10,354	(2,313)
Operating Earnings	$31,742	$20,768	$80,347	$52,805
Basic and diluted Operating Earnings per share of common stock	$0.53	$0.44	$1.42	$1.24
Basic weighted average shares of common stock outstanding	59,355,613	46,848,675	55,818,731	42,322,380
Diluted weighted average shares of common stock outstanding	59,934,008	47,068,929	56,415,082	42,538,744

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
At September 30, 2015, all of the Company’s borrowings outstanding under the Goldman Loan, the JPM Facility and participations sold were floating-rate borrowings. At September 30, 2015, the Company also had floating rate assets with a face amount of $1,480,206, resulting in net variable rate exposure of $1,133,250. A 50 basis point increase in LIBOR would increase the quarterly net interest income related to the $1,133,250 in variable rate exposure by approximately $1,306. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended September 30, 2015, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2015, the Company was not involved in any material legal proceedings.
ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Company’s risk factors during the nine months ended September 30, 2015.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(currency amounts in thousands-except per share data)
Unregistered Sales of Equity Securities
On September 21, 2015, the Company sold 8,823,529 shares of common stock at a price of $17.00 per share and 8,000,000 shares of Series B Preferred Stock at a price of $24.71 per share in a private placement to QH RE Asset Company LLC, a Qatar limited liability company and a wholly owned subsidiary of the Qatar Investment Authority (the "Purchaser"). In connection with the transaction, the Company paid a placement agent fee of $500 to Apollo Global Securities, LLC. The private placement generated gross proceeds of approximately $347,680. Net proceeds after deducting the placement agent fee and estimated offering expenses payable by the Company were approximately $346,855. The offer and sale of the common stock and Series B Preferred Stock to the Purchaser was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2). The Purchaser represented to the Company that it is an “accredited investor” as defined in Regulation D promulgated under the Securities Act and that such shares were not being acquired with a view to, or for offer or sale in connection with, any distribution of such shares in violation of the Securities Act.
Issuer Purchases of Equity Securities
The following table sets forth the Company's repurchases of common stock during the three months ended September 30, 2015:

Period	Total Number of Shares of Common Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans

July 1, 2015 through July 31, 2015	—	—	—	$50,000
August 1, 2015 through August 31, 2015	35,076	16.29	72,356	$49,429
September 1, 2015 through September 30, 2015	72,356	16.16	—	$48,260

	107,432	16.20	72,356

(1) On August 6, 2013, the Company announced that the Company's board of directors approved a stock repurchase program to authorize the Company to repurchase up to an aggregate of $50,000 of its shares of common stock. This authorization does not have an expiration date and may be discontinued by the Company's board of directors at any time.
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

3.3
Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 23, 2015 (File No.: 001-34452).

3.4	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.2
Form of stock certificate evidencing the 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation reference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

4.3
Form of stock certificate evidencing the 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation reference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on September 23, 2015 (File No.: 001-34452).

4.4
Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 21, 2014.

4.5
First Supplemental Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 5.50% Convertible Senior Note due 2019), incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 21, 2014.

10.1
Registration Rights Agreement, dated September 18, 2015 by and between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 23, 2015 (File No.: 001-34452).

10.2
Registration Rights Agreement, dated September 18, 2015 by and between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on September 23, 2015 (File No.: 001-34452).

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

November 6, 2015

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

3.3
Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 23, 2015 (File No.: 001-34452).

3.4	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.2
Form of stock certificate evidencing the 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation reference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

4.3
Form of stock certificate evidencing the 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation reference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on September 23, 2015 (File No.: 001-34452).

4.4
Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 21, 2014.

4.5
First Supplemental Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 5.50% Convertible Senior Note due 2019), incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 21, 2014.

10.1
Registration Rights Agreement, dated September 18, 2015 by and between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 23, 2015 (File No.: 001-34452).

10.2
Registration Rights Agreement, dated September 18, 2015 by and between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on September 23, 2015 (File No.: 001-34452).

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