Form 10-K
period 2015-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2016-02-26
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $950,292,108 based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.
On February 25, 2016, the registrant had a total of 67,385,255 shares of common stock outstanding.
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2016 annual meeting of stockholders scheduled to be held on or about May 12, 2016 are incorporated by reference into Part III of this annual report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements in this annual report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including repurchase agreement financing and securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to remain excluded from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.
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
GENERAL
Apollo Commercial Real Estate Finance, Inc. is a corporation that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, commercial mortgage-backed securities (“CMBS”) and other commercial real estate-related debt investments. These asset classes are referred to as the Company’s target assets.
The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate. Apollo had total assets under management of $170 billion as of December 31, 2015. The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real financing transactions. The Company benefits from Apollo’s global infrastructure and operating platform, through which the Company is able to source, evaluate and manage potential investments in the Company’s target assets.
The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2015, the Company held a diversified portfolio comprised of approximately $994,301 of commercial mortgage loans, $931,351 of subordinate loans, $493,149 of CMBS and $153,193 of CMBS, held-to-maturity. The Company has financed this portfolio as of December 31, 2015 with $925,774 of borrowings under the Company’s master repurchase agreements, $118,201 of participations sold and $254,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "Convertible Senior Notes").
The Company is a Maryland corporation that was organized in 2009 and has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2009. The Company generally is not subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes its net taxable income to stockholders and maintains its intended qualification as a REIT. The Company also operates its business in a manner intended to allow it to remain excluded from registration as an investment company under the 1940 Act.
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
The Company targets investments that are secured by institutional quality real estate. The Company’s underwriting includes a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. The Manager may also take advantage of opportunistic pricing dislocations created by distressed sellers or distressed capital structures where a lender or holder of a loan or security is in a compromised situation due to the relative size of its portfolio, the magnitude of nonperforming loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. In pursuing investments with attractive risk-reward profiles, the Company incorporates its views of the current and future economic environment, its outlook for real estate in general and particular asset classes and its assessment of the risk-reward profile derived from its underwriting and cash flow analysis, including taking into account relative valuation, supply and demand fundamentals, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, real estate prices, delinquencies, default rates, recovery of various sectors and vintage of collateral. In general, the Company pursues a value-driven approach to underwriting and diligence, consistent with the historical investment strategy of the Manager and its affiliates. Each prospective investment receives a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment. On the Company’s behalf, the Manager has implemented underwriting standards founded on fundamental market and credit analyses with a focus on current and sustainable cash flows. These underwriting standards place a particular emphasis on due diligence of the sponsor/borrower. The Company also utilizes forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars. All investment decisions are made with a view to maintaining the Company’s qualification as a REIT and its exclusion from registration under the 1940 Act.
FINANCING STRATEGY
The Company uses borrowings as part of its financing strategy. The Company believes the amount of leverage it uses is consistent with the Company’s intention of keeping total borrowings within a prudent range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in the Company’s investment portfolio, the potential for losses and extension risk in the Company’s investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of the Company’s financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of the Company’s target assets and the type of collateral underlying such target assets. In utilizing leverage, the Company seeks to enhance equity returns while limiting interest rate exposure. In addition to current repurchase facilities, the Company may access additional repurchase facilities and more traditional borrowings such as credit facilities. As of December 31, 2015, the Company had $445,942 of borrowings outstanding under the Company’s $600,000 repurchase facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “JPMorgan Facility”), $133,899 of borrowings outstanding under the Company's repurchase facility with UBS AG, London Branch ("UBS") (the "UBS Facility"), $300,005 of borrowings outstanding under the Company's repurchase facility with Deutsche Bank AG ("DB") (the "DB Facility") and $45,928 of borrowings outstanding under the Company's repurchase agreement with Goldman Sachs Bank USA (the “Goldman Loan”).
To the extent market conditions improve and markets stabilize over time, the Company may increase its borrowing levels. In the future, the Company may also seek to raise further equity or debt capital in order to fund future investments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s borrowings as of December 31, 2015.
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
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s borrowings under repurchase agreements as of December 31, 2015.

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

COMPETITION
The Company’s net income depends, in part, on management’s ability to acquire assets that generate favorable spreads over their borrowing costs. In acquiring target assets, the Company competes with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, there are other REITs with similar asset acquisition objectives and others may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. These competitors may be significantly larger than the Company, have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, and establish more relationships, than the Company. Current market conditions may attract more competitors, which may increase the competition for sources of investment and financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of the Company’s common stock.
EMPLOYEES; STAFFING
The Company has no employees and is managed by the Manager pursuant to the management agreement between the Manager and the Company, dated as of September 23, 2009 (the “Management Agreement”). All of the Company’s officers are employees of the Manager or its affiliates.
AVAILABLE INFORMATION
The Company maintains a website at www.apolloreit.com and makes available, free of charge, on the Company’s website (a) the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, the “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. The information on the Company’s website does not form a part of and is not incorporated by reference into this annual report on Form 10-K. The Company’s documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company provides copies of its Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations at Apollo Commercial Real Estate Finance, Inc., c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

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

The current term of the Management Agreement will expire on September 29, 2016 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage the Company, the Company may not be able to continue to execute its business plan.
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
The departure of any senior personnel of the Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on the Company’s ability to achieve its investment objectives. In addition, the Company offers no assurance that the Manager will remain its investment manager or that the Company will continue to have access to the Manager’s or Apollo’s executive officers and other investment professionals. The current term of the Management Agreement with the Manager expires on September 29, 2016, with automatic one-year renewals thereafter absent termination by the Company or the Manager pursuant to the Management Agreement. If the Management Agreement is terminated and no suitable replacement is found to manage it, the Company may not be able to continue to execute its business plan.
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
A number of entities compete with the Company to make the types of investments that the Company plans to make. The Company competes with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, other REITs with similar asset acquisition objectives, including others that may be organized in the future, compete with the Company in acquiring assets and obtaining financing. These competitors may be significantly larger than the Company, may have access to greater capital and other resources or may have other advantages. Some competitors may have a lower cost of funds and access to funding sources that may not be available to the Company. Many of the Company’s competitors are not subject to the operating constraints associated with REIT qualification or maintenance of the Company’s exclusion from registration under the 1940 Act. Furthermore, competition for investments in the Company’s target assets may lead to the price of such assets increasing, which may further limit the Company’s ability to generate desired returns. The Company cannot assure you that the competitive pressures it faces will not have a material adverse effect on its business, financial condition and results of operations. Also, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and the Company can offer no assurance that it will be able to identify and make investments that are consistent with its investment objective.
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
The Company is generally required to annually distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, for the Company to qualify as a REIT under the Internal Revenue Code. The Company currently intends to make quarterly distributions of all or substantially all of its REIT taxable income in each year. Dividends will be declared and paid at the discretion of the Company’s board of directors and will depend on the Company’s REIT taxable earnings, its financial condition, maintenance of its REIT qualification and such other factors as the board may deem relevant from time to time. The Company’s ability to pay dividends may be negatively impacted by adverse changes in its operating results.
The Company cannot predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.
The U.S. government, the U.S. Federal Reserve (the "Federal Reserve"), the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions to address the underlying causes of, and to contain the fallout from, the global financial crisis in 2007 and 2008. For example, on July 21, 2010 President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act the (“Dodd-Frank Act”), which has changed and continues to significantly change the regulation of financial institutions and the financial services industry, including the mortgage industry.

The Dodd-Frank Act impacted the asset-backed securitization markets, including the CMBS market, most notably by imposing credit risk retention requirements on securitizers, which were finalized by various rule making regulators in October 2014, with an effective date of December 24, 2016 for commercial mortgage-backed securitizations. In addition to the foregoing, the Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, such as the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators, may scrutinize or seek to implement changes to regulation which could negatively impact mortgage REITs, such as the Company. The Company cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on the Company’s business, results of operations and financial condition.
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
Past and potential future credit rating downgrades of the United States and certain European countries lower economic growth forecasts for emerging markets and the failure to resolve issues related to U.S. fiscal policy may materially adversely affect the Company's business, liquidity, financial condition and results of operations.
Financial markets have been and continue to be affected by concerns over U.S. fiscal policy. Although the U.S. government passed legislation at the beginning of 2013 averting the so-called ‘‘fiscal cliff’’ (which, in the absence of such legislation, would have resulted in automatic tax increases and spending cuts at the end of 2012), uncertainty remains relating to the stability of the U.S. fiscal and budgetary policy. This uncertainty, together with the continuing U.S. debt ceiling and budget deficit concerns, as well as issues from time to time relating to sovereign debt conditions in Europe and lower economic growth forecasts in emerging markets, continue to contribute to the possibility of additional economic slowdowns and/or credit rating downgrades. The impact of U.S. fiscal uncertainty, or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, or the impact of the crisis in Europe with respect to the ability of certain countries to continue to service their sovereign debt obligations or the impact of reduced growth forecasts for emerging markets, is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. In addition, any further acceleration of these conditions may have an adverse impact on fixed income markets, which in turn could cause the Company's net income to decline or have a material adverse effect on the Company's financial condition.
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
Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of deterring a third party from making a proposal to acquire the Company or of impeding a change in control under circumstances that otherwise could provide the holders of the Company’s common stock with the opportunity to realize a premium over the then-prevailing market price of the Company’s common stock. The Company is subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between the Company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the Company’s then outstanding voting stock or an affiliate or associate of the Company’s who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the Company’s then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between the Company and an interested stockholder generally must be recommended by the Company’s board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of the Company’s voting stock; and (2) two-thirds of the votes entitled to be cast by holders of the Company’s voting stock other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if the Company’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, the Company’s board of directors has by resolution exempted business combinations (1) between the Company and any other person, provided that such business combination is first approved by the Company’s board of directors (including a majority of the Company’s directors who are not affiliates or associates of such person) and (2) between the Company and Apollo and its affiliates and associates and persons acting in concert with any of the foregoing. As a result, any person described above may be able to enter into business combinations with the Company that may not be in the best interests of the Company’s stockholders, without compliance by the Company with the supermajority vote requirements and other provisions of the statute. There can be no assurance that the Company’s board of directors will not amend or revoke this exemption in the future.
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
Certain of the Company’s subsidiaries qualify to be excluded from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for an entity “not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in … the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the assets of an entity relying on this exclusion be comprised of what the SEC staff through a series of no-action letters has characterized as “qualifying assets” and at least another 25% of the assets of such entity be comprised of either qualifying assets or what the SEC staff in such guidance has characterized as “real estate-related assets” under the 1940 Act (and no more than 20% comprised of miscellaneous assets). The Company expects any of its subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff to determine which assets are qualifying assets and which assets are real estate related under this exclusion to the extent such guidance is available. The SEC staff has determined in various no action letters that qualifying assets for this purpose include mortgage loans, certain B-Notes and mezzanine loans that satisfy various conditions specified in such SEC staff no-action letters. The SEC has not, however, published guidance with respect to some of the Company’s other target assets under Section 3(c)(5)(C). For assets for which the SEC staff has not published guidance, the Company intends to rely on its own analysis to determine which of such assets are qualifying and which of such assets are real estate related under this exclusion. For example, in the absence of additional guidance from the SEC staff, the Company intends to treat as real estate related assets CMBS, B-Notes and mezzanine loans that do not satisfy the qualifying asset conditions set forth in the relevant SEC staff no-action letters, as well as debt and equity securities of companies primarily engaged in real estate businesses. To the extent that the SEC staff publishes new or different guidance with respect to these matters, the Company may be required to adjust its strategy accordingly. In addition, the Company may be limited in its ability to make certain investments and these limitations could result in the subsidiary holding assets the Company might wish to sell or selling assets the Company might wish to hold. Although the Company monitors the portfolios of its subsidiaries relying on the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition, there can be no assurance that such subsidiaries will be able to maintain this exclusion.
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
In order for the Company to qualify as a REIT, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own the Company’s stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve the Company’s REIT qualification, among other purposes, the Company’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s common stock. The Articles Supplementary for the Company's Preferred Stock prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of its outstanding Preferred Stock. The indenture governing the Convertible Senior Notes prohibits a holder of notes from receiving shares of the Company's stock upon conversion of the notes if such receipt would violate the ownership limitations contained in the Company’s charter. These ownership limits in the Company’s charter could have the effect of discouraging a takeover or other transaction in which holders of the Company’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. The Company’s board of directors has established exemptions from the ownership limits in the Company's charter which permit Apollo and certain of its affiliates to collectively hold up to 25% of the Company’s common stock, a certain institutional investor to hold up to 19.9% of the Company’s common stock and certain institutional investors and certain of their specified affiliates to each collectively hold up to 15% of the Company’s common stock.
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
The Company leverages certain of the Company’s target assets through borrowings under its repurchase agreements. Leverage can enhance the Company’s potential returns but can also exacerbate losses. The return on the Company’s investments and cash available for distribution to stockholders may be reduced if market conditions cause the cost of the Company’s financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of the Company’s common stock. In addition, the Company’s debt service payments will reduce cash flow available for distributions to stockholders. As a borrower, the Company is also subject to the risk that it may not be able to meet its debt service obligations. To the extent that the Company cannot meet its debt service obligations, the Company risks the loss of some or all of its assets to foreclosure or sale to satisfy its debt obligations.
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
As of December 31, 2015, the Company has five master repurchase agreements in place, with an aggregate borrowing capacity of $1,079,833. The Company may utilize credit facilities and additional repurchase agreements to finance its assets if they become available on acceptable terms. In the event the Company utilizes such financing arrangements, they may involve the risk that the market value of the Company’s assets pledged or sold by the Company to the repurchase agreement counterparty or provider of the credit facility may decline in value, in which case the lender may require the Company to provide additional collateral or to repay all or a portion of the funds advanced. The Company may not have the funds available to repay its debt at that time, which would likely result in defaults unless the Company is able to raise the funds from alternative sources, which the Company may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce the Company’s liquidity and limit its ability to leverage its assets. If the Company cannot meet these requirements, the lender could accelerate the Company’s indebtedness, increase the interest rate on advanced funds and terminate the Company’s ability to borrow funds from them, which could materially and adversely affect the Company’s financial condition and ability to implement its business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, the Company’s loans may become subject to bankruptcy or insolvency proceedings, thus depriving the Company, at least temporarily, of the benefit of these assets. Such an event could restrict the Company’s access to credit facilities and increase the Company’s cost of capital. The providers of repurchase agreement financing and credit facilities may also require the Company to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow the Company to satisfy its collateral obligations. In the event that the Company is unable to meet these collateral obligations, the Company’s financial condition and prospects could deteriorate rapidly.
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
Furthermore, the Company intends to record any derivative and hedging transactions it enters into in accordance with accounting principles generally accepted in the United States (“GAAP”). However, the Company may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to such derivative instruments. As a result, the Company’s operating results may suffer because losses, if any, on these derivative instruments may not be offset by a change in the fair value of the related hedged transaction or item.

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
Hedging against currency and interest rate exposure may adversely affect the Company’s earnings, which could reduce the Company’s cash available for distribution to its stockholders.
Subject to maintaining the Company’s qualification as a REIT, the Company pursues various hedging strategies to seek to reduce its exposure to adverse changes in currencies and interest rates. The Company’s hedging activity vary in scope based on the level and volatility of currency and interest rates, the type of assets held and other changing market conditions. In addition, the Company may fail to recalculate, readjust and execute hedges in an efficient manner.
Any hedging activity in which the Company engages may materially and adversely affect its results of operations and cash flows. Therefore, while the Company may enter into such transactions seeking to reduce currency or interest rate risks, unanticipated changes in currency or interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, the Company may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose the Company to risk of loss.
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
The calculations of the Company’s underwritten internal rates of return included in this annual report on Form 10-K or in the Company's future periodic reports or press releases or other communications with respect to its investments are based on, among other considerations, assumptions regarding the performance of its assets, the costs of financing, the availability of its repurchase facilities, the exercise of extension options and the absence of dispositions, early prepayments or defaults, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and may have a significant effect on the actual rate of return received on the Company’s target assets. If these assumptions fail to materialize, future returns on the Company’s investments may be significantly lower than underwritten returns. For additional discussion of factors that may affect actual returns on the Company’s investments, see “Quantitative and Qualitative Disclosures about Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations”.
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
The Company is not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by its board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investment Guidelines.” Therefore, the Company’s investments in its target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that the Company’s investment portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of the Company’s investments within a short time period, which may reduce its net income and the value of its common stock and accordingly reduce the Company’s ability to pay dividends to its stockholders. Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets may result in contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which the Company invests.
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
As part of the Company’s whole loan origination platform, the Company may retain from whole loans it acquires or originates, subordinate interests referred to as B Notes. B Notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A Note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. The Company cannot predict the terms of each B Note investment. Similar to the Company’s B Note strategy, the Company may originate or acquire mezzanine loans originated after January 1, 2009, which are loans made to property owners that are secured by pledges of the borrower’s ownership interests, in whole or in part, in entities that directly or indirectly own the real property. The loan to value and last dollar of exposure of the mezzanine loans generally do not differ greatly from the whole loans the Company originates or acquires, with the key distinction being that the most senior portion of the loan with the least credit risk is owned by a third party lender. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, mezzanine loans are by their nature structurally subordinated to more senior property level financings. If a borrower defaults on the Company’s mezzanine loan or on debt senior to the Company’s loan, or in the event of a borrower bankruptcy, the Company’s mezzanine loan will be satisfied only after the property level debt and other senior debt is paid in full. Significant losses related to the Company’s B Notes or mezzanine loans would result in operating losses for the Company and may limit the Company’s ability to make distributions to its stockholders.
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
We may co-invest with third parties through partnerships, joint ventures or other entities, in which we would not be in a position to exercise sole decision-making authority regarding the investment, partnership, joint venture or other entity. For example, the Company, through a wholly owned subsidiary, holds an ownership interest in Champ Limited Partnership (“Champ LP”) which, through a wholly-owned subsidiary, holds a 35% ownership interest in Bremer Kreditbank AG, which operates under the name BKB Bank, the German subsidiary of Belgian KBC Group NV. Investments through partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that co-investors might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Co-investors may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our co-investors would have full control over the partnership or joint venture. Disputes between us and our co-investors may result in litigation or arbitration that would increase our expenses and prevent us from focusing our time and effort on our business. Consequently, actions by, or disputes with, our co-investors might result in subjecting the facilities owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-investors.
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
To qualify as a REIT, the Company must ensure that it meets the REIT gross income test annually and that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of the Company’s investments in securities (other than government securities and REIT qualified real estate assets)

generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of the Company’s total securities (20% beginning January 1, 2018) can be represented by securities of one or more taxable REIT subsidiaries, or TRSs. If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from its portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to the Company in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing the Company’s income and amounts available for distribution to its stockholders.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets (20% beginning January 1, 2018) may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
ACREFI TRS and any other domestic TRSs that the Company may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to the Company but will not be required to be distributed to the Company, unless necessary to maintain the Company’s REIT qualification. In addition, while not intended, it is possible that ACREFI II TRS could be subject to U.S. federal, state, and local income tax on all or a portion of its income. While the Company will be monitoring the aggregate value of the securities of the Company’s TRSs and intends to conduct its affairs so that such securities will represent less than 25% (20% beginning January 1, 2018) of the value of the Company’s total assets, there can be no assurance that the Company will be able to comply with the TRS limitation in all market conditions.
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
The REIT provisions of the Internal Revenue Code may limit the Company’s ability to hedge its assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge its interest rate exposure or currency fluctuations will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges either (i) interest rate risk on liabilities used to carry or acquire real estate assets, (ii) currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, or (iii) an instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, the Company may have to limit its use of hedging techniques that might otherwise be advantageous or implement those hedges through ACREFI TRS, ACREFI II TRS, or another TRS. This could increase the cost of the Company’s hedging activities because the Company’s TRS could be subject to tax on gains or expose the Company to greater risks associated with changes in interest rates and currency fluctutations than the Company would otherwise want to bear. In addition, losses in the Company’s TRS will generally not provide any tax benefit to the Company, although such losses may be carried forward to offset future taxable income of the TRS.
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
RISKS RELATED TO THE PROPOSED MERGER AND RELATED TRANSACTIONS
The Merger Agreement and related transaction documents are subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the merger and related transactions could negatively impact the stock price and the future business and financial results of the Company.
The proposed merger with Apollo Residential Mortgage, Inc., a Maryland corporation (“AMTG”) and the related transactions are subject to customary closing conditions. Satisfaction of certain of the conditions is not within the Company’s control, and difficulties in otherwise satisfying such conditions may prevent, delay or otherwise materially adversely affect the consummation of the proposed transactions. If the merger and related transactions are not completed for any reason, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed the transactions, the Company would be subject to a number of risks, including negative reactions from the financial markets. In addition, the Company could be subject to litigation related to the proposed transactions. If these risks materialize it may adversely affect the Company’s businesses, financial condition, financial results and stock price.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company's principal executive office is located at 9 West 57th Street, New York, NY 10019, telephone 212-515-3200.

Item 3.	Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2015, the Company was not involved in any legal proceedings.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock is listed on the New York Stock Exchange, under the symbol “ARI.” On February 25, 2016, the last sales price for the Company’s common stock on the New York Stock Exchange was $ 16.93 per share. The following table sets forth the high and low sales prices per share of the common stock during each calendar quarter for the years indicated:

	High	Low
2015
Fourth quarter	$18.25	$15.41
Third quarter	$17.24	$12.92
Second quarter	$17.62	$16.42
First quarter	$17.73	$16.25
2014
Fourth quarter	$17.04	$15.62
Third quarter	$16.95	$15.71
Second quarter	$17.18	$16.22
First quarter	$17.05	$16.18
Holders
As of February 25, 2016, the Company had 203 registered holders of its common stock. The 203 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.
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

The following table sets forth the dividends declared and paid during each calendar quarter for 2015 and 2014:

Declaration Date	Record Date	Payment Date	Amount per Share
2015
February 25, 2015	March 31, 2015	April 15, 2015	$0.44
April 28, 2015	June 30, 2015	July 15, 2015	$0.44
July 28, 2015	September 30, 2015	October 15, 2015	$0.44
December 14, 2015	December 31, 2015	January 15, 2016	$0.46

2014
February 26, 2014	March 31, 2014	April 15, 2014	$0.40
April 29, 2014	June 30, 2014	July 15, 2014	$0.40
July 28, 2014	September 30, 2014	October 15, 2014	$0.40
October 28, 2014	December 31, 2014	January 15, 2015	$0.40

Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on shares of the Company's common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index (the “BBREMTG Index”), a published industry index, from December 31, 2010 to December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 in the Company’s common stock, the Russell 2000 and the BBREMTG Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Apollo Commercial Real Estate Finance, Inc.	100.00	89.49	121.88	134.53	149.18	174.52
Russell 2000	100.00	95.82	111.53	154.82	162.40	155.24
BBREMTG Index	100.00	98.16	116.99	114.24	136.44	122.94
Securities Authorized For Issuance Under Equity Compensation Plans
During 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock at the time of the award. As of December 31, 2015, 2.9%, or a total of 2,013,708 shares of restricted common stock and restricted stock units, had been granted and 4.6%, or 3,119,147 shares, remained available for future issuance under the 2009 Plan. (For further discussion of the 2009 Plan, see Note 14 to the consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data” of this annual report on Form 10-K.)

The following table presents certain information about the Company's equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	3,119,147
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	3,119,147
Recent Sales of Unregistered Securities
On September 21, 2015, the Company sold 8,823,529 shares of common stock at a price of $17.00 per share and 8,000,000 shares of the Company’s 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”), at a price of $24.71 per share in a private placement to QH RE Asset Company LLC, a Qatar limited liability company and a wholly owned subsidiary of the Qatar Investment Authority (the "Purchaser"). In connection with the transaction, the Company paid a placement agent fee of $500 to Apollo Global Securities, LLC. The private placement generated gross proceeds of approximately $347,680. Net proceeds after deducting the placement agent fee and estimated offering expenses payable by the Company were approximately $346,855. The offer and sale of the common stock and Series B Preferred Stock to the Purchaser was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2). The Purchaser represented to the Company that it is an “accredited investor” as defined in Regulation D promulgated under the Securities Act and that such shares were not being acquired with a view to, or for offer or sale in connection with, any distribution of such shares in violation of the Securities Act.
Recent Purchases of Equity Securities
The Company did not repurchase any of its equity securities from October 1, 2015 to December 31, 2015.

Item 6.	Selected Financial Data
The selected financial data set forth below as of December 31, 2015, 2014, 2013, 2012 and 2011, for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 has been derived from the Company’s audited consolidated financial statements.
This information should be read in conjunction with Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Interest income	$192,164	$123,347	$77,463	$57,079	$52,918
Interest expense	$(48,861)	$(26,541)	$(4,356)	$(8,402)	$(14,454)
Net interest margin	$143,303	$96,806	$73,107	$48,677	$38,464
Operating expenses	$(26,111)	$(18,111)	$(17,575)	$(14,682)	$(10,380)
Income from unconsolidated joint venture	$3,464	$(157)	$—	$—	$—
Interest on cash balances	$1,239	$34	$20	$7	$13
Realized gain (loss) on sale of securities	$(443)	$—	$—	$262	$—
Unrealized gain (loss) on securities	$(17,408)	$4,147	$(3,065)	$6,489	$481
Foreign currency gain (loss)	$(4,894)	$(4,050)	$—	$—	$—
Loss on derivative instruments	$4,106	$4,070	$(2)	$(572)	$(2,696)
Net income (loss)	$103,256	$82,739	$52,485	$40,181	$25,882
Preferred dividends	$(11,884)	$(7,440)	$(7,440)	$(3,079)	$—
Net income (loss) available to common stockholders	$91,372	$75,299	$45,045	$37,102	$25,882
Net income (loss) per share—basic and diluted	$1.54	$1.72	$1.26	$1.64	$1.35
Dividends declared per share	$1.78	$1.60	$1.60	$1.60	$1.60
Balance Sheet Data (at period end):
Total assets	$2,719,943	$1,845,147	$907,504	$788,430	$891,230
Total liabilities	$1,344,519	$990,078	$224,548	$241,506	$554,252
Total stockholders’ equity	$1,375,424	$855,069	$682,956	$546,924	$336,978

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo. The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2015, the Company held a diversified portfolio comprised of approximately $994,301 of commercial mortgage loans, $931,351 of subordinate loans, $493,149 of CMBS and $153,193 of CMBS, held-to-maturity. The Company has financed this portfolio as of December 31, 2015 with $925,774 of borrowings under the Company’s master repurchase agreements, $118,201 of participations sold and $254,750 aggregate principal amount of Convertible Senior Notes.
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
Results of Operations
All non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Investments
The following table sets forth certain information regarding the Company’s commercial real estate debt portfolio as of December 31, 2015:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years) (1)	Equity at cost (2)	Current Weighted Average Underwritten IRR (3)	Levered Weighted Average Underwritten IRR (3)
First mortgages	$999,583	$994,301	8.1%	3.1	$491,870	2.7%	2.2	$502,431	14.9%	14.9%
Subordinate loans (4)	909,756	902,101	11.9	3.8	—	—	—	902,101	13.2	13.2
CMBS, held-to-maturity (5)	64,266	64,242	11.7	3.4	—	—	—	64,242	11.7	11.7
CMBS	511,482	504,253	6.5	1.6	433,904	3.4	2.4	100,476	16.1	16.1
Total/Weighted Average	$2,485,087	$2,464,897	9.3%	3.1	$925,774	2.9%	2.2	$1,569,250	13.8%	13.8%

(1)	Assumes extension options are exercised. See “- Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Company's repurchase agreements.

(2)	Includes $30,127 of restricted cash related to the UBS Facility.

(3)
The underwritten internal rates of return (“IRR”) for the investments shown in the above table and elsewhere in this annual report on Form 10-K reflect the returns underwritten by the Manager, taking into account leverage and calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings remains constant over the remaining term. With respect to certain loans, the underwritten IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Risk Factors — The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table over time.

(4)
Subordinate loans are net of a participation sold during February 2015. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At December 31, 2015, the Company had one such participation sold with a face amount of £19,850 (or $29,250) and a carrying amount of £19,850 (or $29,250).

(5)
CMBS, held-to-maturity are net of a participation sold during June 2014. At December 31, 2015, the Company presented the participation sold as an asset of $88,984 and non-recourse liabilities of $88,951 because the participation does not qualify as a sale according to GAAP.

Investment Activity – 2015
During January 2015, the Company closed a £34,519 (or $51,996) mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. The five-year, floating-rate mezzanine loan is part of a £223,800 whole loan, which includes a £164,100 first mortgage loan and a £59,700 mezzanine loan. The Company closed an additional £20,000 (or $30,672) during February 2015, which was participated to an investment fund affiliated with Apollo. The mezzanine loan has an appraised loan-to-value ("LTV") of 70% and was underwritten to generate an IRR of approximately 10%. See “— Investments” above for a discussion of how IRR is calculated.
During January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794) (of which $2,614 related to foreign exchange losses, which were previously included in accumulated other comprehensive loss), reducing its unfunded commitment to Champ LP to €3,229 (or $3,508).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank ("BKB Bank").  The Company together with other affiliated investors, in aggregate, own 100% of Champ LP. Champ LP together with certain unaffiliated third party investors, in aggregate, own 100% of BKB Bank.
During February 2015, the Company closed a $20,000 mezzanine loan secured by a 488-key full service hotel located in Burbank, California. The five-year, fixed rate mezzanine loan is part of a $90,000 financing which consists of a $70,000 first mortgage loan and the Company's $20,000 mezzanine loan. The mezzanine loan has an appraised LTV of 74% and has been underwritten to generate an IRR of approximately 11%. See “— Investments” above for a discussion of how IRR is calculated.
During February 2015, the Company closed a $92,500 ($72,500 of which was funded at closing) first mortgage loan for the predevelopment of a mixed-use multifamily and retail development aggregating approximately 330,000 square feet in downtown Brooklyn, New York. The two-year, floating-rate first mortgage loan has an appraised LTV of 57% and has been underwritten to generate an IRR of approximately 21% on a levered basis. See “— Investments” above for a discussion of how IRR is calculated.
During April 2015, the Company closed a $37,500 financing, consisting of a $22,000 mezzanine loan and a $15,500 preferred equity investment for two multifamily properties, totaling 621 units of collateral located in southern Florida. The floating-rate financing has a two-year initial term and three one-year extension options. The repeat borrower, an international commercial real estate owner and operator, provided a $25,000 payment guarantee on the financing. The subordinate financing has an appraised LTV of 89% and was underwritten to generate an IRR of approximately 14%. See “— Investments” above for a discussion of how IRR is calculated.
During June 2015, the Company closed a $45,000 mezzanine loan secured by a portfolio of 36 office, flex and industrial properties totaling approximately 3.5 million square feet located throughout Long Island, New York. The floating rate mezzanine loan has a two-year initial term, with three one-year extension options and is part of a $200,000 financing which consists of a $155,000 first mortgage loan and the Company's $45,000 mezzanine loan. The mezzanine loan has an appraised LTV of 79% and has been underwritten to generate an IRR of approximately 12%. See “— Investments” above for a discussion of how IRR is calculated.
During June 2015, the Company acquired a $45,400 pari passu note that is part of a $227,000 first mortgage loan secured by a portfolio of 21 limited service and extended stay hotels totaling 2,690 keys throughout 13 states. The floating rate loan has a two-year term with one one-year extension option. The first mortgage loan has an appraised LTV of 63% and has been underwritten to generate an IRR of approximately 8% on an unlevered basis. The Company anticipates financing the loan, and on a levered basis, the loan was underwritten to generate an IRR of approximately 16%. See “— Investments” above for a discussion of how IRR is calculated.
During June 2015, the Company closed a $25,000 mezzanine loan secured by the pledge of the equity interests in a 744-key full-service resort hotel located in Phoenix, Arizona. The fixed-rate loan has a ten-year term and is part of a $120,000 financing, which includes a $95,000 first mortgage loan and the Company's mezzanine loan. The subordinate financing has an appraised LTV of 58% and was underwritten to generate an IRR of approximately 12%. See “— Investments” above for a discussion of how IRR is calculated.
During June 2015, the Company closed a $45,000 first mortgage loan secured by 63,300 square feet of existing retail space for re-development that spans a full block in the South Beach section of Miami, Florida. The floating-rate loan has an 18-month initial term, with two six-month extension options and a loan-to-capitalization (“LTC”) of 65%. The loan has been underwritten to generate an IRR of approximately 8% on an unlevered basis. See “— Investments” above for a discussion of how IRR is calculated.
During June 2015, the Company closed a $33,000 first mortgage loan ($16,800 of which was funded at closing) secured by two adjacent retail properties aggregating 16,600 square feet for re-development in the Design District of Miami, Florida. The floating rate loan has a two-year term and an LTC of 60%. The loan has been underwritten to generate an IRR of approximately 8% on an unlevered basis. See “— Investments” above for a discussion of how IRR is calculated.
During June 2015, the Company closed a $20,000 junior mezzanine loan secured by the pledge of the equity interests in a 584-key, full-service hotel located in Washington, D.C. The floating-rate loan has a two-year initial term, with two one-year extension options and is part of a $160,000 financing, which includes a $115,000 first mortgage loan, a $25,000 senior mezzanine loan and the Company's junior mezzanine loan. The junior mezzanine loan has an appraised LTV of 61% and was underwritten to generate an IRR of approximately 12%. See “— Investments” above for a discussion of how IRR is calculated.
During June 2015, the Company closed a $325,000 mezzanine loan for the construction of a condominium development in midtown Manhattan. The mezzanine loan is for the construction of a development that will consist of approximately 253,000 square feet of residential condominium space and 52,500 square feet of retail space in midtown Manhattan. The floating-rate loan has a four year initial term with one 12-month extension option and is part of a $725,000 financing consisting of a $400,000 first mortgage loan and the $325,000 mezzanine loan. The mezzanine loan has an appraised loan-to-net-sellout of 42% and has been underwritten to generate an IRR of approximately 16%. See “— Investments” above for a discussion of how IRR is calculated.
At closing, the Company funded $41,000 and a fund managed by an affiliate of Apollo acquired a $50,000 participation in the mezzanine loan, which also was fully funded at closing. During the fourth quarter of 2015, the Company syndicated $200,000 of its commitment. At December 31, 2015, the Company had a total commitment of $75,000 of which $41,160 was unfunded.
During July 2015, the Company closed a $50,000 mezzanine loan for the development of a 223-unit luxury condominium in the Gramercy Park neighborhood of New York City. The mezzanine loan is being used to refinance an existing $44,000 predevelopment loan provided by the Company in 2013 and to finance the completion of construction. The floating-rate loan has a three-year term with two one-year extension options and is part of a $330,000 financing, which includes a $280,000 first mortgage loan and the Company’s mezzanine loan. The mezzanine loan has an appraised loan-to-net-sellout of 45% and was underwritten to generate an IRR of approximately 16%. See “— Investments” above for a discussion of how IRR is calculated.
During August 2015, the Company closed a $23,000 whole loan ($14,000 of which was funded at closing) in connection with the acquisition of a retail parcel in downtown Brooklyn, New York. The whole loan is cross-collateralized and cross-defaulted with a $92,500 first mortgage loan the Company originated in February 2015, as the retail property is on the same block as, but is not adjacent to, the buildings securing the first mortgage loan. The floating rate whole loan has an 18-month term (coterminous with the remaining term on the first mortgage loan), an appraised LTV of 73% and was underwritten to generate an IRR of approximately 10% on an unlevered basis. See “— Investments” above for a discussion of how IRR is calculated.
During September 2015, the Company closed a $30,000 secured corporate loan to one of the borrowers of a previously closed $82,500 mezzanine loan issued in connection with the development of a mixed-use property on the Upper West Side neighborhood of New York City. The corporate loan has been guaranteed by the borrower, an international owner and operator of commercial real estate. The corporate loan also is secured by the borrower’s interest in the mixed-use property. The floating-

rate loan has a three-year initial term with a one-year extension option and was underwritten to generate an IRR of approximately 14%. See “— Investments” above for a discussion of how IRR is calculated.
During September 2015, the Company closed a $153,500 whole loan ($100,369 of which was funded at closing) for the acquisition and redevelopment of a 317-key hotel in the NoMad neighborhood of New York City. The floating-rate loan has a three-year initial term, with two one-year extension options and is split into a $138,406 first mortgage loan and a $15,074 mezzanine loan. The whole loan has an appraised LTV of 52% and has been underwritten to generate an IRR of approximately 8% on an unlevered basis. See “— Investments” above for a discussion of how IRR is calculated.
During September 2015, the Company acquired a $75,000 intermediate mezzanine loan secured by the equity interests in a portfolio of Great Wolf Lodge resorts. The intermediate mezzanine loan is part of a $1,075,000 financing, comprised of a $715,000 first mortgage loan, a $225,000 senior mezzanine loan, the Company's intermediate mezzanine loan and a $60,000 junior mezzanine loan. The floating rate loan has a three-year initial term with four one-year extension options and an appraised LTV of 70%. The loan has been underwritten to generate an IRR of approximately 13%. See “— Investments” above for a discussion of how IRR is calculated.
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
During November 2015, the Company closed a $5,910 first mortgage loan in connection with the acquisition of a retail parcel in downtown Brooklyn, New York. The first mortgage loan is cross-collateralized and cross-defaulted with $115,500 of first mortgage loans the Company originated in February and August 2015, as the retail property is on the same block as, but is not adjacent to, the buildings securing the first mortgage loan. The floating-rate loan has a 15-month term (coterminous with the remaining term on the $115,500 of first mortgage loans), an appraised LTV of 76% and was underwritten to generate an IRR of approximately 9% on an unlevered basis. See “— Investments” above for a discussion of how IRR is calculated.
During December 2015, the Company closed a $43,500 first mortgage loan ($42,000 of which was funded at closing) secured by a 180-key luxury resort located in St. Thomas, U.S. Virgin Islands. The floating rate loan has a two year initial term and three one-year extension options and an appraised LTV of 62%. The first mortgage loan was underwritten to generate a levered IRR of approximately 13%. See “— Investments” above for a discussion of how IRR is calculated.
During December 2015, the Company closed a $50,000 mezzanine loan for the acquisition of a 468-key, all suite, full-service hotel located in the Times Square district of New York City. The floating-rate loan has a fifteen-month initial term with a three-month extension option and is part of a $425,000 financing consisting of a $175,000 first mortgage loan and a $250,000 mezzanine loan. The first mortgage lender retained $100,000 of the mezzanine loan and investment funds managed by Apollo acquired the remaining $100,000 of the mezzanine loan, which is pari passu to the Company’s mezzanine loan. The mezzanine loan has an underwritten LTV of 73% and has been underwritten to generate an IRR of approximately 16%. See “— Investments” above for a discussion of how IRR is calculated.
During December 2015, the Company closed a $55,000 first mortgage loan ($54,000 of which was funded at closing) secured by a 262,282 square foot biomedical office and laboratory building located in Richmond, Virginia. The floating rate loan has a two-year initial term with two one-year extension options and an appraised LTV of 66%. The loan has been underwritten to generate a levered IRR of approximately 16%. See “— Investments” above for a discussion of how IRR is calculated.
During December 2015, the Company closed a £55,000 (or $82,000) mezzanine loan for the pre-development of a luxury residential project comprising 150,135 square feet of net saleable area in the Mayfair neighborhood of London, UK. The floating-rate loan has a nine-month initial term with a three-month extension option and is part of a £225,000 financing consisting of a £125,000 senior loan and a £100,000 mezzanine loan. Investment funds managed by Apollo acquired the remaining £45,000 of the mezzanine loan, which is pari passu to the Company’s mezzanine loan. The mezzanine loan has a loan-to-cost of 59% and has been underwritten to generate an internal rate of return IRR of approximately 14%. See “— Investments” above for a discussion of how IRR is calculated.
Additionally, the Company funded additional investments of $263,215 related to loans closed prior to 2015.
Repayments. During April 2015, the Company received the full repayment from a commercial mortgage loan secured by a hotel in Silver Spring, Maryland.
During June 2015, the Company received the full repayment of a subordinate loan secured by a pledge of the equity interest in a borrower that owns a mixed use property located in the central business district of Pittsburgh, Pennsylvania.

During July 2015, the Company received the full repayment of a subordinate loan secured by the pledge of the equity interests in a borrower that acquired five adjacent commercial buildings in the Gramercy Park neighborhood of New York City.
During August 2015, the Company sold a subordinate loan secured by a pledge of the equity interest in a borrower that owns a portfolio of hotels throughout the United States and retained an interest only strip that bore interest at 3.4%. The loan was repaid in December 2015.
During August 2015, the Company sold a subordinate loan secured by a pledge of the equity interest in a borrower that owns a hotel in New York, New York. The Company retained the rights to the prepayment penalty and received a prepayment fee $333 during December 2015.
During September 2015, the Company received the full repayment of a subordinate loan secured by a pledge of the equity interest in a borrower that owns a ski resort in California.
During October 2015, the Company received the full repayment from a $45,400 pari passu note that was part of a $227,000 first mortgage loan secured by a portfolio of 21 limited service and extended stay hotels throughout the United States.
During October 2015, the Company received the full repayment of a subordinate loan secured by a pledge of the equity interest in a borrower that owns a condominium town in the TriBeCa neighborhood of New York City.
During October 2015, the Company received the full repayment of a subordinate loan secured by a pledge of the equity interests in the owner of two buildings in midtown Manhattan.
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
During November 2014, the Company closed a $165,000 ($18,350 of which was funded at closing) floating-rate first mortgage loan for the development of the majority of the retail portion of a mixed-use lifestyle center in Cincinnati, Ohio. When completed, the 65-acre property will consist of 626,791 square feet of retail space, a 200,000 flagship retail building, 233 residential units, a 130-key hotel and 4,216 structured and surfaced parking spaces. The balance of the loan will be funded throughout the next eighteen months. The first mortgage loan has a 42-month term with two one-year extension options and a loan-to-cost of approximately 56%. The first mortgage loan was underwritten to generate an IRR of approximately 14% once financed under the JPMorgan Facility. See “— Investments” above for a discussion of how IRR is calculated.
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

Net Income Available to Common Stockholders
For the years ended December 31, 2015, 2014 and 2013, respectively, the Company’s net income available to common stockholders was $91,372, or $1.54 per share, $75,299, or $1.72 per share and $45,045, or $1.26 per share.
Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the years ended December 31, 2015, 2014 and 2013:

				Variance
	Year ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	Variance	%	Variance	%
Interest income from:
Securities	$33,188	$21,189	$12,267	$11,999	56.6%	$8,922	72.7%
Securities, held-to-maturity	12,054	4,613	—	7,441	161.3%	4,613	n/a
Commercial mortgage loans	56,092	27,802	16,034	28,290	101.8%	11,768	73.4%
Subordinate loans	90,830	69,743	49,162	21,087	30.2%	20,581	41.9%
Interest expense	(48,861)	(26,541)	(4,356)	(22,320)	84.1%	(22,185)	509.3%
Net interest income	$143,303	$96,806	$73,107	$46,497	48.0%	$23,699	32.4%
Net interest income for the year ended December 31, 2015 compared to 2014, and the year ended December 31, 2014 compared to 2013, respectively, increased $46,497, or 48.0%, and $23,699, or 32.4%. For the year ended December 31, 2015, the increase was primarily the result of additional interest income from securities, securities, held-to-maturity, commercial mortgage loans and subordinate loans offset by an increase in interest expense. For the year ended December 31, 2014, the increase was primarily the result of additional interest income from securities, commercial mortgage loans and subordinate loans offset by an increase in interest expense.
The increase in interest income from securities for the year ended December 31, 2015 compared to 2014, and the year ended December 31, 2014 compared to 2013, respectively, of $11,999, or 56.6%, and $8,922, or 72.7%, was attributable to the purchase of $375,833 and $134,389 of CMBS during 2014 and 2013, respectively. This increase was partially offset by the repayment of $31,553 of $218,482 of CMBS during 2014 and 2013, respectively, as well as the sale of CMBS with an amortized cost of $24,038 during 2015.
The increase in interest income from securities, held-to-maturity for the year ended December 31, 2015 compared to 2014, and the year ended December 31, 2014 compared to 2013, respectively, of $7,441, or 161.3%, and $4,613, was primarily attributable to the Company's investment in a subordinate loan during May 2014 that was subsequently converted to a CMBS during August 2014. This investment is further discussed in the accompanying consolidated financial statements-Note 4-Debt Securities.
The increase in interest income from commercial mortgage loans for the year ended December 31, 2015 compared to 2014, and the year ended December 31, 2014 compared to 2013, respectively, of $28,290, or 101.8%, and $11,768, or 73.4%, was primarily attributable to the funding of $637,582, $403,983 and $32,643 of commercial mortgage loans during 2015, 2014 and 2013, respectively. This was partially offset by the repayments of $105,618, $105,501 and $18,117 of commercial mortgage loans during 2015, 2014 and 2013, respectively.
The increase in interest income from subordinate loans for the year ended December 31, 2015 compared to 2014, and the year ended December 31, 2014 compared to 2013, respectively, of $21,087, or 30.2%, and $20,581, or 41.9%, was primarily attributable to the funding of $723,829, $402,336 and $361,035 of subordinate loans during 2015, 2014 and 2013, respectively. This was partially offset by the repayments of $242,898, $194,050 and $118,771 of subordinate loans during 2015, 2014 and 2013, respectively.
Interest expense for the year ended December 31, 2015 compared to 2014, and the year ended December 31, 2014 compared to 2013, respectively, increased $22,320, or 84.1%, and $22,185, or 509.3%. In addition to the Company's issuance of the Convertible Senior Notes during 2014, the increase for 2015 was primarily attributable to the increase in the average balance of the Company’s borrowings under repurchase agreements from $414,042 during 2014 to $744,094 during 2015, which was partially offset by the decrease in the weighted average cost of funds from 3.2% at December 31, 2014 to 2.9% at December 31, 2015. The increase for 2014 is primarily attributable to the increase in the weighted average cost of funds from 2.4% at December 31, 2013 to 3.2% at December 31, 2014 . This increase in the weighted average cost of funds was primarily related to the Company's fixed-rate borrowings under the UBS Facility and DB Facility. The increase in interest expense during 2014 was also attributable to the increase in the average balance of the Company’s borrowings under repurchase agreements from $203,613 during 2013 to $414,042 during 2014.
Operating Expenses
The following table sets forth the Company’s operating expenses for the years ended December 31, 2015, 2014 and 2013:

				Variance
	Year ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	Variance	%	Variance	%
General and administrative expense	$5,105	$4,575	$4,075	$530	11.6%	$500	12.3%
Stock-based compensation expense	4,387	1,576	3,488	2,811	178.4%	(1,912)	(54.8)%
Management fee expense	16,619	11,960	10,012	4,659	39.0%	1,948	19.5%
Total operating expense	$26,111	$18,111	$17,575	$8,000	44.2%	$536	3.0%
General and administrative expense for the year ended December 31, 2015 increased $530, or 11.6%, from the same period in 2014. General and administrative expense for the year ended December 31, 2014 increased $500, or 12.3%, from the same period in 2013. The increase during 2015 and 2014 was primarily attributable to increased costs associated with managing the Company's increased asset base.

Stock-based compensation expense for the year ended December 31, 2015 increased $2,811, or 178.4% from the same period in 2014. Stock-based compensation expense for the year ended December 31, 2014 decreased $1,912, or 54.8% from the same period in 2013. The increase in 2015 was primarily attributable to the grant of 390,000 RSUs on December 29, 2014 as well as the increase in the Company's stock price during 2015. The decrease in 2014 was primarily attributable to final vesting of 288,750 RSUs on January 1, 2014. Share-based payments are discussed further in the accompanying consolidated financial statements—Note 14–Share-Based Payments.
Management fee expense for the year ended December 31, 2015 compared 2014, and the year ended December 31, 2014 compared to 2013, respectively, increased $4,659, or 39.0%, and $1,948, or 19.5%. These increases were primarily attributable to increases in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on equity offerings that were completed in March 2013, May 2014 and, to a lesser extent, the Company's follow-on equity offerings completed in March 2015 and September 2015. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements—Note 13—Related Party Transactions.
Realized and Unrealized Gain/Loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013:

		For the year ended December 31,
	Location of Gain (Loss) Recognized in Income	2015	2014	2013
Securities	Realized loss on sale of securities	$(443)	$—	$—
Securities	Unrealized gain (loss) on securities	(17,408)	4,147	(3,065)
Forward currency contract	Gain (loss) on derivative instruments - unrealized	(853)	4,070	—
Forward currency contract	Gain on derivative instruments - realized	5,169	—	—
Foreign currency	Foreign currency loss - unrealized	(4,894)	(4,050)	—
Interest rate swaps	Loss on derivative instruments – realized *	—	—	(157)
Interest rate swaps	Gain on derivative instruments – unrealized	—	—	156
Interest rate caps	Loss on derivative instruments - unrealized	(210)	—	(1)
Total		$(18,639)	$4,167	$(3,067)

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.
In February 2015, the Company sold CMBS with an amortized cost of $24,038 resulting in net realized loss of $443. The sale generated proceeds of $1,341 after the repayment of $22,254 of debt under the Wells Facility.
For the years ended December 31, 2015, 2014 and 2013, respectively, the Company recognized an unrealized gain (loss) on securities of $(17,408), $4,147 and $(3,065). These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.
The Company has in the past used and may in the future use interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under repurchase agreements. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivatives are recorded directly in earnings.

Dividends
For 2015, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount	Per Share Dividend Attributable to 2015
February 25, 2015	March 31, 2015	April 15, 2015	$0.4400	$0.4400
April 28, 2015	June 30, 2015	July 15, 2015	$0.4400	$0.4400
July 28, 2015	September 30, 2015	October 15, 2015	$0.4400	$0.4400
December 14, 2015	December 31, 2015	January 15, 2016	$0.4600	$0.0818
As the Company's aggregate distributions exceeded its earnings and profits, a portion of the January 2016 distribution declared in the fourth quarter of 2015 and payable to stockholders of record as of December 31, 2015 will be treated as a 2015 distribution for U.S. federal income tax purposes.
For 2015, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock"):

Declaration Date	Record Date	Payment Date	Amount	Per Share Dividend Attributable to 2015
March 16, 2015	March 31, 2015	April 15, 2015	$0.5391	$0.5391
June 9, 2015	June 30, 2015	July 15, 2015	$0.5391	$0.5391
September 9, 2015	September 30, 2015	October 15, 2015	$0.5391	$0.5391
December 14, 2015	December 31, 2015	January 15, 2016	$0.5391	$0.5391
For 2015, the Company declared the following dividends on its Series B Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount	Per Share Dividend Attributable to 2015
December 14, 2015	December 31, 2015	January 15, 2016	$0.6333	$0.6333
All of the Company's dividends listed above are classified as ordinary income.
Subsequent Events
Merger agreement.  As previously disclosed in a Form 8-K filed with the SEC on February 26, 2016 (the “Merger 8-K”), we recently entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated February 26, 2016, with AMTG, and Arrow Merger Sub, Inc., a Maryland corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), pursuant to which the Company will acquire AMTG for an aggregate purchase price equal to 89.25% of AMTG’s book value as of a future determination date, plus the assumption of $172,500 of AMTG’s 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (the “AMTG Preferred Stock”). The book value of AMTG, and therefore the actual purchase price payable, will be determined as of the date that is three business days prior to the date on which the definitive proxy statement relating to the merger transaction is mailed to the stockholders of AMTG (the “Pricing Date”), and will be subject to adjustment under certain circumstances. Upon the closing, holders of AMTG common stock will receive a combination of cash and shares of Company common stock. The aggregate number of shares of Company common stock issuable under the Merger Agreement is limited to 13,400,000 shares at a value of $16.75 per share, and the remainder of the consideration will be paid in cash. In addition, each share of AMTG Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of the Company’s preferred stock, which the Company expects will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.
The Merger Agreement and related transactions were approved by all of the members of our Board of Directors (with the exception of Mark Biderman, who recused himself). Consummation of the merger transaction is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the merger transaction and the approval and adoption of the Merger Agreement by the holders of a majority of the shares of AMTG common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo Global Management, LLC. Company stockholder approval will not be required in connection with the transaction.

Arrangements with Athene.  In connection with financing the transactions contemplated by the Merger Agreement, on February 26, 2016 the Company entered into certain arrangements with certain subsidiaries of Athene Holding Ltd., an insurance holding company whose operating subsidiaries’ business is primarily issuing and reinsuring retirement savings products (collectively, “Athene”). The arrangements include (i) a bridge loan commitment from Athene USA Corporation, pursuant to which Athene has committed to provide the Company with up to $200,000 of term loans to consummate the merger transaction, (ii) an asset purchase agreement which provides that, promptly following the closing of the merger transaction, the Company will sell to Athene up to approximately $1,200,000 (subject to increase or decrease in certain circumstances) of primarily non-Agency Residential Mortgage Backed Securities at a price to be set (based on a pre-agreed methodology) as of the Pricing Date, and (iii) a stock purchase agreement, under which Athene has committed to purchase, during a specified period of time following the closing of the merger transaction, up to $20,000 (subject to reduction in certain circumstances) of Company common stock in the open market at the then-current market price if the quoted price of a share of Company common stock on the New York Stock Exchange at any time during such period is less than $16.75 (which is the value per share at which the Company common stock is to be issued to holders of AMTG common stock in the merger).
Letter Agreement with the Manager.  Concurrently with the execution of the Merger Agreement, the Company entered into a Letter Agreement with the Manager, pursuant to which the Manager has agreed to perform such services and activities as may be necessary to enable the Company to consummate the merger transaction. In consideration of the services provided and to be provided to the Company by the Manager in connection with the merger transaction and the process leading to the merger transaction, the Company agreed to pay the Manager an aggregate amount of up to $500, in monthly installments of $150 payable on the first of each calendar month between the execution of the Merger Agreement and the closing of the merger transaction. Upon consummation of the merger transaction, an additional amount (based on an agreed formula) will be added to Stockholders’ Equity (as defined in the Management Agreement) for purposes of calculating the amount of the management fee payable to the Manager under the Management Agreement. In addition, the Manager acknowledged that, as a result of the merger transaction, the management agreement between AMTG and its manager, ARM Manager, LLC (the “AMTG Management Agreement”), will be assigned to the Company and, following the merger transaction, any management fees paid by the Company to ARM Manager, LLC pursuant to the AMTG Management Agreement will offset, and therefore reduce (but not below zero), the Company’s obligation to pay corresponding management fees to the Manager.
For additional details regarding the terms and conditions of the Merger Agreement, the arrangements with Athene and related matters, refer to the Merger 8-K and to the Merger Agreement and other documentation filed as exhibits thereto. Additional information regarding the proposed transaction, including risks associated with the proposed transaction, will be contained in a definitive proxy statement/prospectus to be filed by the Company and AMTG with the SEC.
Investment activity.  During January 2016, the Company closed a $220,000 first mortgage loan, $177,500 of which was funded, secured by an assemblage of 16 existing retail and office properties for redevelopment located in the Design District neighborhood of Miami, Florida. A portion of the first funding of the loan was used to refinance a $33,000 first mortgage loan the Company originated to the borrower in June 2015, and for the acquisition of two additional parcels. The floating-rate loan has a two-year initial term with a one-year extension option followed by a six-month extension option. The first mortgage loan has a loan-to-cost of 65% and has been underwritten to generate a levered IRR of approximately 15%.
During February 2016, the Company closed a $77,000 mezzanine loan, $21,888 of which was funded at closing, for the redevelopment and conversion of an existing commercial property into 139 luxury condominiums located in the Tribeca neighborhood of New York City. The floating-rate loan has a 42-month initial term with a one-year extension option followed by a six-month extension option and is part of a $411,000 financing consisting of a $334,000 first mortgage loan and the Company’s $77,000 mezzanine loan. The mezzanine loan has an appraised loan-to-net sellout of 57% and has been underwritten to generate an IRR of approximately 14%.
Management Agreement.  Following a meeting by the Company’s independent directors in February 2016, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.
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
Credit risk.  One of the Company’s strategic focuses is acquiring assets which are believed to be of high credit quality. Management believes this strategy will generally keep credit losses and financing costs low. However, the Company is subject to varying degrees of credit risk in connection with its target assets. The Manager seeks to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with the Manager’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Manager seeks to enhance its due diligence and underwriting efforts by accessing the Manager’s extensive knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.
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
During and immediately following the financial crisis, due to the prevalence of lenders granting extensions across the commercial mortgage loan industry, the demand for new capital to refinance maturing commercial mortgage debt was somewhat tempered.  This trend has largely abated as many borrowers refinance legacy loans and pursue new acquisitions. It is important to note that while the Federal Reserve has elected to increase the target federal funds rate in December 2015, the historically low interest rate environment is expected to persist and remain attractive to borrowers, continuing to drive significant refinancing and acquisition activity across all property types during 2016.
New-issue CMBS volume continued to grow in 2015 with total issuance in the United States of approximately $106 billion, an 11% increase from the $94 billion issued during the prior year.  Despite the robust issuance in 2015, current volumes of CMBS issuance are still moderate relative to the peak of the market, which saw more than $229 billion in CMBS issuance in 2007, creating significant opportunities for non-CMBS lenders such as the Company.  Furthermore, the credit risk retention requirements under the Dodd-Frank Act that take effect in December 2016 require sponsors to retain economic interests in the commercial property loans they securitize and sell to third party investors, creating uncertainty relating to how CMBS lenders will adjust to the new regulations.
While an active CMBS market can be viewed as an indicator of the active commercial real estate lending markets, we do not participate in the conduit lending market, and therefore the volatility in the CMBS market has minimal impact on our core lending business.  We believe the challenges faced by conduit lenders and the general uncertainty around value and pricing could create attractive risk adjusted investment opportunities for the Company. As a result, we expect to continue to see opportunities to originate mezzanine and first mortgage financings in transactions which benefit from the Company’s ability to source, structure and execute complex transactions.
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
For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that a loan loss reserve was not necessary as of December 31, 2015 and 2014.
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
Interest Income Recognition
Interest income on the Company’s commercial mortgage loans, subordinate loans, CMBS and commercial real estate corporate debt and loans is accrued based on the actual coupon rate and the outstanding principal balance of such assets.

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
The Company has in the past used and may in the future use interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under repurchase agreements. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.
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
In November 2014, the FASB issued guidance to clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the new guidance clarifies that an entity should consider all relevant terms and features-including the embedded derivative feature being evaluated for bifurcation-in evaluating the nature of the host contract. The new guidance applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company's consolidated financial statements.
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
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under existing guidance), consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Other than the reclassification of the unamortized deferred financing costs, the Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.
In January 2016, the FASB issued guidance that revises the accounting related to the classification and measurement of investments in equity securities as well as the presentation for certain fair value changes in financial liabilities measured at fair value, and amends certain disclosure requirements. The guidance requires that all equity investments be accounted for at fair value with all fair value changes recognized in net income. Equity investments that do not have a readily determinable fair value, and do not qualify for the NAV practical expedient, may be measured at cost and adjusted for impairment or changes in the observable price. For financial liabilities measured using the fair value option, the guidance requires that any change in fair value caused by a change in instrument-specific credit risk be presented separately in other comprehensive income until the liability is settled or reaches maturity. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted for certain provisions. A reporting entity would record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with minor exceptions. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.
Recent U.S. Federal Income Tax Legislation
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015 (the "PATH Act"). The PATH Act changes certain of the rules affecting REIT qualification and taxation of REITs and REIT shareholders, which are briefly summarized below.

•	For taxable years beginning after 2017, the percentage of a REIT's total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•
"Publicly offered REITs" (which generally include any REIT required to file annual and periodic reports with the SEC, including the Company) are no longer subject to the preferential dividend rules for taxable years beginning after 2014.

•
For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are qualifying assets for purposes of the 75% REIT asset test. However, no more than 25% of the value of a REIT's assets may consist of debt instruments that are issued by publicly offered REITs that are not otherwise treated as real estate assets, and interest on debt of a publicly offered REIT will not be qualifying income under the 75% REIT gross income test unless the debt is secured by real property.

•
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% REIT asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•
For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

•
For taxable years beginning after 2015, a 100% excise tax will apply to "redetermined services income," i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•
The rate of withholding tax applicable under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") to certain sales and other dispositions of U.S. real property interests ("USRPIs") by non-U.S. persons, and certain distributions from corporations whose stock may constitute a USRPI, is increased from 10% to 15% for dispositions and distributions occurring after February 16, 2016.

•
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends received from a publicly traded REIT as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, certain look-through, presumption, and other rules will apply for purposes of determining if the Company qualifies as domestically controlled.

•
For dispositions and distributions after December 18, 2015, certain "qualified foreign pension funds" satisfying certain requirements, as well as entities that are wholly owned by a qualified foreign pension fund, are exempt from income and withholding taxes applicable under FIRPTA. In addition, new FIRPTA rules apply to ownership of REIT shares by "qualified shareholders," which generally include publicly traded non-U.S. stockholders meeting certain requirements.

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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See “- Results of Operations – Investments" for a summary of interest rates and weighted average lives related to the Company’s investment portfolio as of December 31, 2015.

While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In January 2010, the Company, through two indirect wholly owned subsidiaries, entered into the JPMorgan Facility, which as amended in 2015, currently provides for a maximum aggregate purchase price of $600,000 and a three-year term expiring in January 2018 plus a one-year extension option, exercisable at the option of the Company subject to certain conditions and the payment of a fee, for the purchase, sale and repurchase of eligible senior commercial or multifamily mortgage loans, junior commercial or multifamily mortgage loans, mezzanine loans and participation interests therein that are secured by properties located in the United States, England or Wales. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000 plus 75% of the net cash proceeds of any equity issuance by the Company), (B) maximum total indebtedness to consolidated tangible net worth (3:1), or (C) minimum liquidity (the greater of 5% of the Company’s total recourse indebtedness or $15,000). The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of December 31, 2015, the Company had $445,942 of borrowings outstanding under the JPMorgan Facility.
Wells Facility
In August 2010, the Company, through an indirect wholly owned subsidiary, entered into the Wells Facility, which provided for borrowings in order to finance the acquisition of AAA-rated CMBS. The term of the Wells Facility expires in March 2016. During February 2015, the Company repaid the outstanding balance under the Wells Facility upon the sale of the pledged collateral, and no further borrowings are permitted.
The purchase price of the CMBS was determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. Amounts borrowed under the Wells Facility bore interest at a rate of LIBOR + 0.80%. Advance rates under the Wells Facility typically range from 85%-90% on the face amount of the underlying collateral depending on the weighted average life of the collateral pledged, and for assets purchased after January 8, 2015, 95.0% of market value. Margin calls would have occurred any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500) and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility.
The pricing margin for all assets financed under the Wells Facility is 1.50%. The Company is required to maintain at all times an amount in Repo Liquidity (as generally defined to include all amounts held in the collection account established under the Wells Facility for the benefit of Wells Fargo, cash, cash equivalents, super-senior CMBS rated AAA by at least two rating agencies, and total amounts immediately and unconditionally available on an unrestricted basis under all outstanding capital commitments, subscription facilities and secured revolving credit or repurchase facilities) no less than the greater of 10% of the total consolidated recourse indebtedness of the Company and $12,500. Advances under the Wells Facility accrued interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) the applicable pricing margin.
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
As of December 31, 2015, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
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
As of December 31, 2015, the Company had $300,005 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
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
As of December 31, 2015, the Company had $45,928 of borrowings outstanding under the Goldman Loan.
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
During September 2015, the Company completed a private placement of 8,823,529 shares of its common stock at a price of $17.00 per share and 8,000,000 shares of Series B Preferred Stock at a price of $24.71 per share. The aggregate net proceeds from the common stock and Series B Preferred Stock private placement were approximately $346,854 after deducting the $500 placement agent fee paid to Apollo Global Securities, LLC acting as placement agent in the transaction and estimated offering expenses payable by the Company.
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
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of the cash available, which was $67,415 as of December 31, 2015, principal and interest the Company receives on its portfolio of assets, as well as available borrowings under its repurchase agreements. The Company's other sources of cash consist of cash generated from operations and prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities.
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
To maintain its qualification as a REIT under the Code, the Company must distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. These distribution requirements limit the Company’s ability to retain earnings and thereby replenish or increase capital for operations.
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

The board of directors must approve any change in these investment guidelines.
Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of December 31, 2015 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
UBS Facility borrowings (1)	$8,738	$131,254	$—	$—	$139,992
DB Facility borrowings	84,511	232,789	—	—	317,300
JPMorgan Facility borrowings (1)(2)	73,250	137,210	261,407	—	471,867
Goldman Loan (2)	5,529	13,342	31,781	—	50,652
Total	$172,028	$514,595	$293,188	$—	$979,811
(1) Assumes extension options are exercised.
(2) Assumes current LIBOR of 0.32% for interest payments due under the JPMorgan Facility and 0.27% for interest payments due under the Goldman Loan.

KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that agreed to acquire a minority participation in KBC Bank. The Company committed to invest up to approximately €38,000 (or $50,000), representing approximately 21% of the ownership in KBC Bank. In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in KBC Bank, which was subsequently renamed Bremer Kreditbank AG.
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,508).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.
Loan Commitments.    As of December 31, 2015, the Company had $73,364 of unfunded loan commitments related to its commercial mortgage loan portfolio and $54,423 of unfunded loan commitments related to its subordinate loan portfolio.
Management Agreement. On September 23, 2009, the Company entered into the Management Agreement with the Manager pursuant to which the Manager is entitled to receive a management fee and the reimbursement of certain expenses. The table above does not include amounts due under the Management Agreement as those obligations do not have fixed and determinable payments. Pursuant to the Management Agreement, the Manager is entitled to a base management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of the Company’s stockholders’ equity (as defined in the Management Agreement), per annum. The Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel. The Company does not reimburse its Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) the Company’s Chief Financial

Officer based on the percentage of her time spent on the Company’s affairs and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of the Manager or its affiliates who spend all or a portion of their time managing the Company’s affairs based on the percentage of time devoted by such personnel to the Company’s affairs. The Company is also required to reimburse its Manager for operating expenses related to the Company incurred by its Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligation is not subject to any dollar limitation.
The current term of the Management Agreement expires on September 29, 2016 and shall be automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year terms only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable.
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
The Company has 8,000,000 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at the rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20,2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. On or after September 21, 2020, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.

Non-GAAP Financial Measures
Operating Earnings
For the years ended December 31, 2015, 2014 and 2013, respectively, the Company’s Operating Earnings were $112,697, $73,982, and $51,443. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined by the Company as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains/(losses) and (v) the non-cash amortization expense related to the reclassification of a portion of the Convertible Senior Notes to stockholders’ equity in accordance with GAAP.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	Year ended December 31,
	2015	2014	2013
Net income available to common stockholders	$91,372	$75,299	$45,045
Adjustments:
Income from unconsolidated joint venture	(3,464)	157	—
Unrealized (gain) loss on securities	17,408	(4,147)	3,065
(Gain) loss on derivative instruments	(4,106)	(4,070)	(155)
Equity-based compensation expense	4,387	1,576	3,488
Foreign currency gain (loss)	4,894	4,050	—
Amortization of the Convertible Senior Notes related to equity reclassification	2,206	1,117	—
Total adjustments:	21,325	(1,317)	6,398
Operating Earnings	$112,697	$73,982	$51,443
Basic and diluted Operating Earnings per Share of Common Stock	$1.90	$1.69	$1.44

Basic weighted average shares of common stock outstanding	58,674,046	43,464,255	35,212,211
Diluted weighted average shares of common stock outstanding	59,273,280	43,684,805	35,679,755

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Credit risk
One of the Company’s strategic focuses is acquiring assets that it believes to be of high credit quality. The Company believes this strategy will generally keep its credit losses and financing costs low. However, the Company is subject to varying degrees of credit risk in connection with its other target assets. The Company seeks to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses, and by deploying a value-driven approach to underwriting and diligence, consistent with the Manager’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Manager seeks to enhance its due diligence and underwriting efforts by accessing the Manager’s knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur which could adversely impact the Company’s operating results.
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
At December 31, 2015, all of the Company’s borrowings outstanding under the Goldman Loan, JPMorgan Facility and participations sold were floating-rate borrowings. At December 31, 2015, the Company also had floating rate assets with a face amount of $1,720,909, resulting in net variable rate exposure of $1,170,367. A 50 basis point increase in LIBOR would increase the quarterly net interest income related to the $1,170,367 in variable rate exposure by approximately $1,463. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
Prepayment risk
Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on an asset to be less than expected. The Company does not anticipate facing prepayment risk on most of its portfolio of assets since most of the commercial loans held directly by the Company or securing the Company’s CMBS assets contain provisions preventing prepayment or imposing prepayment penalties in the event of loan prepayments.
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
New York, New York

We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Apollo Commercial Real Estate Finance, Inc. and subsidiaries as of December 31, 2015, and 2014, and the results of their operations and their cash flows for each of the three years ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 26, 2016

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share data)

	December 31, 2015	December 31, 2014
Assets:
Cash	$67,415	$40,641
Restricted cash	30,127	30,127
Securities available-for-sale, at estimated fair value	—	17,105
Securities, at estimated fair value	493,149	522,730
Securities, held-to-maturity	153,193	154,283
Commercial mortgage loans, held for investment, net	994,301	458,520
Subordinate loans, held for investment, net	931,351	561,182
Investment in unconsolidated joint venture	22,583	37,016
Derivative instrument	3,327	4,070
Interest receivable	16,908	10,829
Deferred financing costs, net	7,353	7,444
Other assets	236	1,200
Total Assets	$2,719,943	$1,845,147
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$925,774	$622,194
Convertible senior notes, net	248,173	246,464
Participations sold	118,201	89,584
Accounts payable and accrued expenses	9,246	7,578
Payable to related party	5,297	3,240
Dividends payable	37,828	21,018
Total Liabilities	1,344,519	990,078
Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Series A preferred stock, 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference) in 2015 and 2014	35	35
Series B preferred stock, 8,000,000 shares issued and outstanding ($200,000 aggregate liquidation preference) in 2015	80	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 67,195,252 and 46,900,442 shares issued and outstanding in 2015 and 2014, respectively	672	469
Additional paid-in-capital	1,410,138	868,035
Retained earnings (accumulated deficit)	(32,328)	(10,485)
Accumulated other comprehensive loss	(3,173)	(2,985)
Total Stockholders’ Equity	1,375,424	855,069
Total Liabilities and Stockholders’ Equity	$2,719,943	$1,845,147
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Net interest income:
Interest income from securities	$33,188	$21,189	$12,267
Interest income from securities, held-to-maturity	12,054	4,613	—
Interest income from commercial mortgage loans	56,092	27,802	16,034
Interest income from subordinate loans	90,830	69,743	49,162
Interest expense	(48,861)	(26,541)	(4,356)
Net interest income	143,303	96,806	73,107
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,387 in 2015, $1,576 in 2014 and $3,488 in 2013)	(9,492)	(6,151)	(7,563)
Management fees to related party	(16,619)	(11,960)	(10,012)
Total operating expenses	(26,111)	(18,111)	(17,575)
Income from unconsolidated joint venture	3,464	(157)	—
Interest income from cash balances	1,239	34	20
Realized loss on sale of securities	(443)	—	—
Unrealized gain (loss) on securities	(17,408)	4,147	(3,065)
Foreign currency gain (loss)	(4,894)	(4,050)	—
Gain (loss) on derivative instruments (includes unrealized gains (losses) of $(1,063) in 2015, $4,070 in 2014 and $155 in 2013)	4,106	4,070	(2)
Net income	103,256	82,739	52,485
Preferred dividends	(11,884)	(7,440)	(7,440)
Net income available to common stockholders	$91,372	$75,299	$45,045
Basic and diluted net income per share of common stock	$1.54	$1.72	$1.26
Basic weighted average shares of common stock outstanding	58,674,046	43,464,255	35,212,211
Diluted weighted average shares of common stock outstanding	59,273,280	43,684,805	35,679,755
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income available to common stockholders	$91,372	$75,299	$45,045
Change in net unrealized gain (loss) on securities available-for-sale	678	192	(840)
Foreign currency translation adjustment	$(866)	$(2,307)	$—
Comprehensive income	$91,184	$73,184	$44,205
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par	Shares	Par
Balance at January 1, 2013	3,450,000	$35	28,044,106	$280	$546,065	$574	$(30)	$546,924
Capital increase related to Equity Incentive Plan	—	—	—	—	3,457	—	—	3,457
Issuance of restricted stock	—	—	36,304	*	—	—	—	—
Issuance of common stock	—	—	8,808,057	89	148,715	—	—	148,804
Offering costs	—	—	—	—	(627)			(627)
Net income	—	—	—	—	—	52,485	—	52,485
Change in net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(840)	(840)
Cash dividends:
Preferred stock	—	—	—	—	—	(7,440)	—	(7,440)
Common stock - $1.60 per share	—	—	—	—	—	(59,807)	—	(59,807)
Balance at December 31, 2013	3,450,000	$35	36,888,467	$369	$697,610	$(14,188)	$(870)	$682,956
Capital increase related to Equity Incentive Plan	—	—	240,277	2	696	—	—	698
Issuance of restricted stock	—	—	65,698	1	—	—	—	1
Issuance of common stock	—	—	9,706,000	97	158,596	—	—	158,693
Offering costs	—	—	—	—	(312)	—	—	(312)
Convertible senior notes	—	—	—	—	11,445	—	—	11,445
Net income	—	—	—	—	—	82,739	—	82,739
Change in Other Comprehensive Income	—	—	—	—	—	—	(2,115)	(2,115)
Cash dividends:
Preferred stock	—	—	—	—	—	(7,440)	—	(7,440)
Common stock - $1.60 per share	—	—	—	—	—	(71,596)	—	(71,596)
Balance at December 31, 2014	3,450,000	$35	46,900,442	$469	$868,035	$(10,485)	$(2,985)	$855,069
Capital increase related to Equity Incentive Plan	—	$—	12,763	*	$4,265	$—	$—	$4,265
Issuance of preferred stock	8,000,000	80	—	—	197,600	—	—	197,680
Issuance of restricted stock	—	—	65,950	1	—	—	—	1
Issuance of common stock	—	—	20,323,529	203	343,227	—	—	343,430
Repurchase of common stock	—	—	(107,432)	(1)	(1,740)	—	—	(1,741)
Offering costs	—	—	—	—	(1,249)	—	—	(1,249)
Net income	—	—	—	—	—	103,256	—	103,256
Change in Other Comprehensive Income	—	—	—	—	—	—	(188)	(188)
Preferred stock	—	—	—	—	—	(11,884)	—	(11,884)
Common stock - $1.78 per share	—	—	—	—	—	(113,215)	—	(113,215)
Balance at December 31, 2015	11,450,000	$115	67,195,252	$672	$1,410,138	$(32,328)	$(3,173)	$1,375,424
*    Rounds to zero.

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (in thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows provided by operating activities:
Net income	$103,256	$82,739	$52,485
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(11,211)	(4,221)	(5,721)
Amortization of deferred financing costs	2,992	1,979	866
Equity-based compensation	4,266	698	3,457
Unrealized gain (loss) on securities	17,408	(4,147)	3,065
Income from unconsolidated joint venture	(3,480)	157	—
Foreign currency (gain) loss	5,192	4,038	—
Realized gain on derivative instruments	(5,169)	—	—
Unrealized gain (loss) on derivative instruments	1,063	(4,070)	(155)
Realized loss on sale of security	443	—	—
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(30,220)	(16,453)	(9,488)
Other assets	120	500	(397)
Accounts payable and accrued expenses	1,405	5,205	1,280
Payable to related party	2,057	612	591
Net cash provided by operating activities	88,122	67,037	45,983
Cash flows used in investing activities:
Proceeds from sale of securities available-for-sale	17,291	—	—
Proceeds from sale of securities at estimated fair value	6,338	—	—
Proceeds from sale of investment in unconsolidated joint venture	20,794	—	—
Fees received from commercial mortgage loans	—	—	280
Funding of securities at estimated fair value	—	(375,833)	(134,389)
Funding of commercial mortgage loans	(637,582)	(403,983)	(32,643)
Funding of subordinate loans	(693,157)	(402,336)	(361,035)
Funding of unconsolidated joint venture	(3,929)	(39,477)	—
Funding of other assets	(8)	(1,258)	—
Funding of derivative instruments	(327)	—	—
Proceeds from settlement of derivative instruments	5,169	—	—
Principal payments received on securities available-for-sale	32	16,053	186,138
Principal payments received on securities at estimated fair value	8,703	15,500	32,344
Principal payments received on securities, held-to-maturity	1,750	—	—
Principal payments received on commercial mortgage loans	105,618	105,501	18,117
Principal payments received on subordinate loans	242,898	194,050	118,771
Principal payments received on other assets	189	145	—
Principal payments received on repurchase agreements		—	6,598
Proceeds from sale of subordinate loans	135,345	4,950	—
Net cash used in investing activities	(790,876)	(886,688)	(165,819)
Cash flows from financing activities:
Proceeds from issuance of common stock	343,430	158,693	148,804
Proceeds from issuance of preferred stock	197,680	—	—
Repurchase of common stock	(1,741)	—	—
Payment of offering costs	(987)	(389)	(824)
Proceeds from repurchase agreement borrowings	778,675	567,192	182,218
Repayments of repurchase agreement borrowings	(475,094)	(147,032)	(205,343)
Proceeds from issuance of convertible senior notes	—	256,970	—
Proceeds from participations sold	—	89,012	—
Repayments of participations sold	(1,246)	—	—
Increase in restricted cash related to financing activities	—	—	(30,127)
Deferred financing costs	(2,900)	(9,006)	(504)
Dividends on common stock	(100,849)	(67,804)	(55,471)
Dividends on preferred stock	(7,440)	(7,440)	(7,440)
Net cash provided by financing activities	729,528	840,196	31,313
Net increase (decrease) in cash and cash equivalents	26,774	20,545	(88,523)
Cash and cash equivalents, beginning of period	$40,641	$20,096	108,619
Cash and cash equivalents, end of period	$67,415	$40,641	$20,096
Supplemental disclosure of cash flow information:
Interest paid	$43,209	$18,132	$2,809
Supplemental disclosure of non-cash financing activities:
Offering costs payable	$296	$100	$109
Dividend declared, not yet paid	$37,828	$21,018	$17,227
Deferred financing costs, not yet paid	$—	$33	$312
Participations sold	$30,672	$—	$—
Supplemental disclosure of non-cash investing activities:
Securities, held-to-maturity	$—	$154,283	$—
Funding of subordinate loans	$30,672	$—	$—
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands—except share and per share data)
Note 1 – Organization
Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a corporation that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, commercial mortgage-backed securities (“CMBS”) and other commercial real estate-related debt investments in the United States. These asset classes are referred to as the Company’s target assets.
The Company, organized in Maryland on June 29, 2009, commenced operations on September 29, 2009 and is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, "Apollo").
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
For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees. The Company has determined that it is likely that it will receive contractual payments and a loan loss reserve was not necessary at December 31, 2015 and 2014.
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
Deferred Financing Costs
Costs incurred in connection with collateralized financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2015 and 2014, respectively, the Company had approximately $7,353 and $7,444 of capitalized financing costs, net of amortization included in other assets on the consolidated balance sheets.
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
The Company’s major tax jurisdictions are U.S. federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2012 through 2015. The Company does not have any unrecognized tax benefits and does not expect a change in its position for unrecognized tax benefits in the next 12 months. The Company has a net operating loss carryforward of approximately $1,400 which expires in the year 2029.
Foreign Currency
The Company enters into transactions not denominated in U.S. dollars. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in the Company's consolidated statements of operations. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
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
In November 2014, the FASB issued guidance to clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the new guidance clarifies that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation-in evaluating the nature of the host contract. The new guidance applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

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
In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under existing guidance), consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Other than the reclassification of the unamortized deferred financing costs, the Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.
In January 2016, the FASB issued guidance that revises the accounting related to the classification and measurement of investments in equity securities as well as the presentation for certain fair value changes in financial liabilities measured at fair value, and amends certain disclosure requirements. The guidance requires that all equity investments be accounted for at fair value with all fair value changes recognized in net income. Equity investments that do not have a readily determinable fair value, and do not qualify for the NAV practical expedient, may be measured at cost and adjusted for impairment or changes in the observable price. For financial liabilities measured using the fair value option, the guidance requires that any change in fair value caused by a change in instrument-specific credit risk be presented separately in other comprehensive income until the liability is settled or reaches maturity. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted for certain provisions. A reporting entity would record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with minor exceptions. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.
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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of December 31, 2015 and 2014:

	Fair Value as of December 31, 2015				Fair Value as of December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Available-for-Sale)	$—	$—	$—	$—	$—	$17,105	$—	$17,105
CMBS (Fair Value Option)	—	493,149	—	493,149	—	522,730	—	522,730
Derivative instruments	—	3,327	—	3,327	—	4,070	—	4,070
Total	$—	$496,476	$—	$496,476	$—	$543,905	$—	$543,905

Note 4 – Debt Securities
At December 31, 2015, all of the Company's CMBS were pledged to secure borrowings under the UBS Facility and the DB Facility. See Note 8 - Borrowings for a description of these facilities.
During February 2015, the Company sold CMBS with an amortized cost of $24,038 resulting in a net realized loss of $443, which was comprised of realized gains of $43 and realized losses of $486. As a result of the sale, $678 was reclassified out of accumulated other comprehensive income. The sale generated proceeds of $1,341 after the repayment of $22,254 of borrowings under the Wells Facility.
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
The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2015 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	$511,482	$504,253	$2,614	$(13,718)	$493,149
CMBS (Held-to-Maturity)	153,250	153,193	—	—	153,193
Total	$664,732	$657,446	$2,614	$(13,718)	$646,342

The following table presents information about the Company's debt securities that were in an unrealized loss position at December 31, 2015:

	Unrealized Loss Position for Less than 12 months		Unrealized Loss Position for 12 months or More
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CMBS (Fair Value Option)	259,739	(10,644)	68,232	(3,074)
Total	$259,739	$(10,644)	$68,232	$(3,074)
The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2014 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Available-for-Sale)	$17,013	$17,783	$—	$(678)	$17,105
CMBS (Fair Value Option)	527,177	516,443	7,322	(1,035)	522,730
CMBS (Held-to-Maturity)	155,000	154,283	—	—	154,283
Total	$699,190	$688,509	$7,322	$(1,713)	$694,118
The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period. Management does not intend to sell or expect to be forced to sell the securities prior to the Company recovering the amortized cost. Additionally, all unrealized losses on securities available-for-sale at December 31, 2014 have existed for less than twelve months. As such, management does not believe any of the securities are other than temporarily impaired.
The overall statistics for the Company’s CMBS (Available-for-Sale) and CMBS (Fair Value Option) calculated on a weighted average basis as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Credit Ratings *	BB-D	AAA-CCC-
Coupon	5.9%	5.9%
Yield	6.5%	6.4%
Weighted Average Life	1.6 years	2.3 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard &Poor's.
The percentage vintage, property type, and location of the collateral securing the Company’s CMBS (Available-for-Sale) and CMBS (Fair Value Option) calculated on a weighted average basis as of December 31, 2015 and 2014 are as follows:

Vintage	December 31, 2015	December 31, 2014
2005	8.3%	9.0%
2006	20.0	19.0
2007	62.4	63.0
2008	9.3	9.0
Total	100%	100%

Property Type	December 31, 2015	December 31, 2014
Office	32.0%	33.4%
Retail	30.2	29.1
Multifamily	13.5	13.3
Hotel	—	9.2
Other *	24.3	15.0
Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Location	December 31, 2015	December 31, 2014
South Atlantic	23.0%	23.2%
Middle Atlantic	18.1	21.1
Pacific	17.8	17.0
East North Central	12.5	11.0
Other *	28.6	27.7
Total	100%	100%

*	No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Condo Conversion – New York, NY (1)	Aug-13	Sept-16	$33,000	$24,114	$24,289	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD (2)	Feb-14	Sept-16	80,000	65,125	65,087	Floating	50 units
Vacation Home Portfolio - Various (1)	Apr-14	Apr-19	101,000	94,147	93,277	Fixed	229 properties
Hotel - Philadelphia, PA (1)(3)	May-14	May-17	34,000	34,000	33,994	Floating	301 rooms
Condo Construction - Bethesda, MD (4)	Jun-14	Dec-16	50,000	50,000	49,960	Floating	40 units
Multifamily - Brooklyn, NY (1)(5)	Jul-14	Aug-16	34,500	34,500	34,886	Floating	63 units
Mixed Use - Cincinnati, OH (1)(3)	Nov-14	May-18	165,000	165,000	163,173	Floating	65 acres
Condo Conversion - New York, NY (1)	Nov-14	Jun-16	67,300	67,300	67,038	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)(3)	Nov-14	Nov-17	58,000	49,691	49,665	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (1)(3)	Nov-14	Nov-19	50,000	50,000	49,595	Fixed	24 properties
Mixed Use - Brooklyn, NY (1)(6)	Feb-15	Mar-17	85,770	85,770	85,658	Floating	330,000 sq. ft.
Retail redevelopment - Miami, FL (1)(7)	Jun-15	Jan-17	45,000	45,000	44,925	Floating	63,300 sq. ft.
Retail redevelopment - Miami, FL (1)	Jun-15	Jul-17	33,000	33,000	32,804	Floating	16,600 sq. ft.
Retail - Brooklyn, NY (1)(8)	Aug-15	Mar-17	1,653	1,653	1,636	Floating	10,500 sq. ft.
Hotel - New York, NY (1)(9)	Sept-15	Sept-18	97,807	98,373	97,381	Floating	317 rooms
Retail - Brooklyn, NY (1)	Nov-15	Mar-17	5,910	5,910	5,858	Floating	5,500 sq. ft.
Hotel - U.S. Virgin Islands (10)	Dec-15	Jan-18	42,000	42,000	41,600	Floating	180 rooms
Office - Richmond, VA (11)	Dec-15	Jan-18	54,000	54,000	53,475	Floating	262,000 sq. ft.

Total/Weighted Average			$1,037,940	$999,583	$994,301	7.08%

(1)
At December 31, 2015, this loan was pledged to secure borrowings under the Company’s master repurchase facility entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) or Company's repurchase agreement with Goldman Sachs Bank USA (the “Goldman Loan”). See Note 8 – Borrowings for a description of these facilities.

(2)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee.

(3)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee.

(4)
This loan includes a six-month extension option subject to certain conditions and the payment of a fee. As of December 31, 2015, the Company had $15,100 of unfunded loan commitments related to this loan.

(5)	This loan includes three one-year extension options subject to certain conditions and the payment of a fee for each extension.

(6)	As of December 31, 2015, the Company had $6,730 of unfunded loan commitments related to this loan.

(7)	This loan includes two six-month extension options subject to certain conditions and the payment of a fee.

(8)	As of December 31, 2015, the Company had $9,000 of unfunded loan commitments related to this loan.

(9)
This loan includes two one-year extension options subject to certain conditions and the payment of a fee. As of December 31, 2015, the Company had $40,034 of unfunded loan commitments related to this loan.

(10)
This loan includes three one-year extension options subject to certain conditions and the payment of a fee for each extension. As of December 31, 2015, the Company had $1,500 of unfunded loan commitments related to this loan.

(11)
This loan includes two one-year extension options subject to certain conditions and the payment of a fee. As of December 31, 2015, the Company had $1,000 of unfunded loan commitments related to this loan.

During April 2015, the Company received the full repayment from a commercial mortgage loan secured by a hotel in Silver Spring, Maryland.
During October 2015, the Company received the full repayment from a $45,400 pari passu note that was part of a $227,000 first mortgage loan secured by a portfolio of 21 limited service and extended stay hotels throughout the United States.

The Company’s commercial mortgage loan portfolio was comprised of the following as of December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Hotel - Silver Spring, MD (1)	Mar-10	Apr-15	$26,000	$24,590	$24,557	Fixed	263 rooms
Condo Conversion – New York, NY (1)(2)	Aug-13	Sept-15	33,000	33,846	33,961	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD (3)	Feb-14	Sept-16	28,000	28,000	27,520	Floating	50 units
Vacation Home Portfolio - Various	Apr-14	Apr-19	101,000	100,046	99,086	Fixed	229 properties
Hotel - Philadelphia, PA (1)(4)	May-14	May-17	34,000	34,000	33,842	Floating	301 rooms
Condo Construction - Bethesda, MD (5)	Jun-14	Dec-16	20,000	20,000	19,616	Floating	40 units
Multifamily - Brooklyn, NY (1)(6)	Jul-14	Aug-16	30,000	30,000	30,110	Floating	63 units
Mixed Use - Cincinnati, OH (7)	Nov-14	May-18	20,000	20,000	18,309	Floating	65 acres
Condo Conversion - New York, NY (1)(8)	Nov-14	Dec-15	67,300	67,300	64,714	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)(4)	Nov-14	Nov-17	58,000	57,792	57,297	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (4)	Nov-14	Nov-19	50,000	50,000	49,508	Fixed	24 properties
Total/Weighted Average			$467,300	$465,574	$458,520	6.84%

(1)	At December 31, 2014, this loan was pledged to secure borrowings under the JPMorgan Facility. See Note 8 – Borrowings for a description of this facility.

(2)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

(3)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At December 31, 2014, the Company had $52,000 of unfunded loan commitments related to this loan.

(4)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee.

(5)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At December 31, 2014, the Company had $45,100 of unfunded loan commitments related to this loan.

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

The Company evaluates each loan for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at December 31, 2015 and 2014.

Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following as of December 31, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Subordinate to the Company's commercial mortgage loans
Condo Conversion – New York, NY (1)	Aug-13	Sept-16	$29,400	$6,386	$6,415	Floating
Mixed Use - Brooklyn, NY (1)	Aug-15	Mar-17	12,347	12,347	12,222	Floating
Hotel - New York, NY (1)(2)	Sept-15	Sept-18	2,562	2,595	2,458	Floating
Multifamily - Williston, ND (1)(3)	Dec-15	Nov-17	5,000	5,000	5,000	Floating
Total - Subordinate to the Company's commercial mortgage loans			$49,309	$26,328	$26,095

Subordinate to third party commercial mortgage loans
Office - Michigan	May-10	Jun-20	$9,000	$8,753	$8,753	Fixed
Mixed Use – North Carolina	Jul-12	Aug-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,566	9,566	Fixed
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,182	24,182	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Office Condo - New York, NY	Jul-13	Jul-22	14,000	14,000	13,631	Fixed
Mixed Use - Various (3)	Dec-13	Dec-16	17,000	19,500	19,377	Fixed
Mixed Use - London, England	Apr-14	Jan-16	50,009	50,676	50,676	Fixed
Healthcare Portfolio - Various (4)	Jun-14	Jun-16	50,000	39,223	39,223	Floating
Ski Resort - Big Sky, MT	Aug-14	Sept-20	15,000	15,000	14,878	Fixed
Mixed Use - New York, NY (5)	Dec-14	Dec-17	81,715	88,368	87,818	Floating
Senior Housing - United Kingdom (3)	Jan-15	Dec-17	82,063	79,735	79,735	Floating
Hotel - Burbank, CA	Feb-15	Jan-20	20,000	20,000	20,000	Fixed
Multifamily Portfolio - Florida (4)	Apr-15	May-17	22,000	22,000	21,895	Floating
Multifamily Portfolio - Florida (4)	Apr-15	May-17	15,500	15,500	15,426	Floating
Mixed Use - Various (4)	Jun-15	May-17	45,000	45,000	44,854	Floating
Hotel - Phoenix, AZ	Jun-15	Jul-25	25,000	25,000	25,000	Fixed
Hotel - Washington, DC (3)	Jun-15	Jul-17	20,000	20,000	19,934	Floating
Condo Development - New York, NY (6)	Jun-15	Jul-19	33,840	34,184	33,567	Floating
Condo Conversion - New York, NY (3)	Jul-15	Aug-18	50,000	52,418	51,941	Floating
Mixed Use - New York, NY (7)	Sept-15	Oct-18	30,000	30,000	29,785	Floating
Destination Resort - Various (8)	Sept-15	May-18	75,000	75,000	71,362	Floating
Multifamily - New York, NY (9)	Oct-15	Nov-18	55,000	55,000	54,558	Floating
Hotel - New York, NY (10)	Dec-15	Mar-17	50,000	50,000	49,522	Floating
Condo Pre-development - United Kingdom (10)	Dec-15	Sept-16	81,994	81,048	81,048	Floating
Total - Subordinate to third party commercial mortgage loans			$915,646	$912,678	$905,256
Total/Weighted Average			$964,955	$939,006	$931,351	11.34%

(1)	At December 31, 2015, this loan was pledged to secure borrowings under the JPMorgan Facility. See Note 8 – Borrowings for a description of this facility.

(2)
Includes two one-year extension options subject to certain conditions and the payment of an extension fee. As of December 31, 2015, the Company had $12,478 of unfunded loan commitments related to this loan.

(3)	Includes two one-year extension options subject to certain conditions and the payment of an extension fee.

(4)	Includes three one-year extension options subject to certain conditions and the payment of an extension fee.

(5)
Includes a two one-year extension options subject to certain conditions and the payment of an extension fee. As of December 31, 2015, the Company had $785 of unfunded loan commitments related to this loan.

(6)
Includes a one-year extension option subject to certain conditions and the payment of an extension fee. As of December 31, 2015, the Company had $41,160 of unfunded loan commitments related to this loan.

(7)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(8)	Includes four one-year extension options subject to certain conditions and the payment of an extension fee.

(9)	Includes a six-month extension option subject to certain conditions and the payment of a fee.

(10)	Includes a three-month extension option subject to certain conditions and the payment of a fee.
During June 2015, the Company received the full repayment of a subordinate loan secured by a pledge of the equity interest in a borrower that owns a mixed use property located in the central business district of Pittsburgh, Pennsylvania.
During July 2015, the Company received the full repayment of a subordinate loan secured by the pledge of the equity interests in a borrower that acquired five adjacent commercial buildings in the Gramercy Park neighborhood of New York City.
During August 2015, the Company sold a subordinate loan secured by a pledge of the equity interest in a borrower that owns a portfolio of hotels throughout the United States and retained an interest only strip that bore interest at 3.4%. The loan was repaid in December 2015.
During August 2015, the Company sold a subordinate loan secured by a pledge of the equity interest in a borrower that owns a hotel in New York, New York. The Company retained the rights to the prepayment penalty and received a prepayment fee $333 during December 2015.
During September 2015, the Company received the full repayment of a subordinate loan secured by a pledge of the equity interest in a borrower that owns a ski resort in California.
During October 2015, the Company received the full repayment of a subordinate loan secured by a pledge of the equity interest in a borrower that owns a condominium town in the TriBeCa neighborhood of New York City.
During October 2015, the Company received the full repayment of a subordinate loan secured by a pledge of the equity interests in the owner of two buildings in midtown Manhattan.
The Company’s subordinate loan portfolio was comprised of the following as of December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Subordinate to the Company's commercial mortgage loans
Condo Conversion – New York, NY (1)	Aug-13	Sept-15	$29,400	$29,751	$29,762	Floating
Total - Subordinate to the Company's commercial mortgage loans			$29,400	$29,751	$29,762

Subordinate to third party commercial mortgage loans
Office - Michigan	May-10	Jun-20	$9,000	$8,813	$8,813	Fixed
Ski Resort - California	Apr-11	May-17	40,000	40,000	39,771	Fixed
Mixed Use – North Carolina	Jul-12	Aug-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,711	9,711	Fixed
Hotel Portfolio – Various (1)	Nov-12	Nov-15	50,000	34,042	33,995	Floating
Condo Construction – New York, NY (1)	Jan-13	Jul-17	60,000	76,344	76,005	Fixed
Multifamily Conversion – New York, NY (1)	Jan-13	Dec-15	18,000	14,608	14,703	Floating
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,486	24,486	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Multifamily Conversion – New York, NY (2)	May-13	Feb-15	44,000	44,000	43,989	Floating
Office Condo - New York, NY	Jul-13	Jul-22	14,000	14,000	13,596	Fixed
Mixed Use - Pittsburgh, PA (3)	Aug-13	Aug-16	22,500	22,500	22,473	Floating
Mixed Use - Various (3)	Dec-13	Dec-16	17,000	19,464	19,294	Fixed
Mixed Use - London, England	Apr-14	Jan-15	50,009	52,355	52,355	Fixed
Healthcare Portfolio - Various (4)	Jun-14	Jun-16	50,000	50,000	50,000	Floating
Hotel - New York, NY (4)	Jul-14	Jul-16	20,000	20,000	19,870	Floating
Ski Resort - Big Sky, MT	Aug-14	Sept-20	15,000	15,000	14,861	Fixed
Mixed Use - New York, NY (5)	Dec-14	Dec-17	50,000	50,000	48,973	Floating
Total - Subordinate to third party commercial mortgage loans			$533,034	$533,848	$531,420
Total/Weighted Average			$562,434	$563,599	$561,182	11.34%

(1)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(2)	Includes a three-month extension option subject to certain conditions and the payment of an extension fee.

(3)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(4)	Includes three one-year extension options subject to certain conditions and the payment of an extension fee.

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

The Company evaluates its loans for possible impairment on a quarterly basis. See Note 5 – Commercial Mortgage Loans for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at December 31, 2015 and December 31, 2014.
Note 7 – Unconsolidated Joint Venture
In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ Limited Partnership (“Champ LP”) following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in KBC Bank Deutschland AG, the German subsidiary of Belgian KBC Group NV. Following the closing of the transaction, KBC Bank was renamed Bremer Kreditbank AG and operates under the name BKB Bank ("BKB Bank"). The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 (or $39,477). The Company committed to invest up to approximately €38,000 (or $50,000). The Company together with other affiliated investors, in aggregate, own 100% of Champ LP. Champ LP together with certain unaffiliated third party investors, in aggregate, own 100% of BKB Bank.
BKB Bank specializes in corporate banking and financial services for medium-sized German companies. It also provides professional real estate financing, acquisition finance, institutional asset management and private wealth management services for German high-net-worth individuals.
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an investment fund managed by Apollo Global Management, LLC for €16,314 (or $20,794) (of which $2,614 related to foreign exchange losses, which were previously included in accumulated other comprehensive loss), reducing its unfunded commitment to Champ LP to €3,229 (or $3,508). Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in BKB Bank.
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

Note 8 – Borrowings
At December 31, 2015 and 2014, the Company’s borrowings had the following debt balances, weighted average maturities and interest rates:

	December 31, 2015				December 31, 2014
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity	Weighted Average Rate
Wells Facility borrowings	$—	0		—%	$20,166	0.2 years	1.0%	**
UBS Facility borrowings	133,899	2.7 years	*	2.8%	133,899	3.7 years	2.8%	Fixed
DB Facility borrowings	300,005	2.3 years		3.7%	300,005	3.3 years	3.7%	***
JPMorgan Facility borrowings	445,942	3.1 years		2.6%	168,124	0.1 years	2.7%	L+225-475
Goldman Loan	45,928	3.3 years		3.8%	—	0	—%	L+350
Total borrowings	$925,774	2.7 years		2.9%	$622,194	3.2 years	3.2%

*	Assumes extension options are exercised.
**    At December 31, 2014, borrowings outstanding under the Wells Facility bore interest at LIBOR plus 80 basis points.
***     Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.

At December 31, 2015, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
UBS Facility borrowings *	$5,004	$128,895	$—	$—	$133,899
DB Facility borrowings	74,251	225,754	—	—	300,005
JPMorgan Facility borrowings *	62,454	122,081	261,407	—	445,942
Goldman Loan	3,848	10,580	31,500	—	45,928
Total	$145,557	$487,310	$292,907	$—	$925,774

*	Assumes extension options are exercised.
The table below summarizes the outstanding balances, as well as the maximum and average balances as of December 31, 2015 and 2014.

		2015			2014
	Balance at December 31, 2015	Maximum Month-End Balance	Average Month-End Balance	Balance at December 31, 2014	Maximum Month-End Balance	Average Month-End Balance
Wells Facility borrowings	$—	$22,254	$3,263	$20,166	$47,751	$28,921
UBS Facility borrowings	133,899	133,899	133,899	133,899	133,899	133,899
DB Facility borrowings	300,005	300,005	300,005	$300,005	$300,005	$145,856
JPMorgan Facility borrowings	445,942	445,942	261,261	$168,124	$169,066	$105,366
Goldman Loan	45,928	52,524	45,665	$—	$—	$—
Total	$925,774			$622,194
Repurchase Agreements
Wells Facility
In August 2010, the Company, through an indirect wholly owned subsidiary, entered into the Wells Facility, which provided for borrowings in order to finance the acquisition of AAA-rated CMBS. The term of the Wells Facility expires in March 2016. During February 2015, the Company repaid the outstanding balance under the Wells Facility upon the sale of the pledged collateral, and no further borrowings are permitted.
The purchase price of the CMBS was determined on a per asset basis by applying an advance rate schedule agreed upon by the Company and Wells Fargo. Amounts borrowed under the Wells Facility bore interest at a rate of LIBOR + 0.80%. Advance rates under the Wells Facility typically ranged from 85%-90% on the face amount of the underlying collateral depending on the weighted average life of the collateral pledged, and for assets purchased after January 8, 2015, 95.0% of market value. Margin calls would have occurred any time the outstanding loan balance exceeds the lender’s required advance in accordance with agreed upon advance rates by more than $250. The Wells Facility contains, among others, the following restrictive covenants: (1) negative covenants intended to restrict the Company from failing to qualify as a REIT and (2) financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to (i) $100,000, (ii) 75% of the greatest net asset value during the prior calendar quarter and (iii) 65% of the greatest net asset value during the prior calendar year), a maximum total debt to consolidated tangible net worth covenant (8:1), a minimum liquidity covenant ($2,500) and a minimum EBITDA to interest expense covenant (1.5:1). The Company has agreed to provide a limited guarantee of up to 15%, or a maximum of $37,500, of the obligations of its indirect wholly-owned subsidiary under the Wells Facility.
The pricing margin for all assets financed under the Wells Facility is 1.50%. The Company is required to maintain at all times an amount in Repo Liquidity (as generally defined to include all amounts held in the collection account established under the Wells Facility for the benefit of Wells Fargo, cash, cash equivalents, super-senior CMBS rated AAA by at least two rating agencies, and total amounts immediately and unconditionally available on an unrestricted basis under all outstanding capital commitments, subscription facilities and secured revolving credit or repurchase facilities) no less than the greater of 10% of the total consolidated recourse indebtedness of the Company and $12,500. Advances under the Wells Facility accrued interest at a per annum pricing rate equal to the sum of (i) 30 day LIBOR and (ii) the applicable pricing margin.

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
JPMorgan Facility
In January 2010, the Company, through two indirect wholly owned subsidiaries, entered into the JPMorgan Facility, which as amended in 2015, currently provides for a maximum aggregate purchase price of $600,000 and a three-year term expiring in January 2018 plus a one-year extension option, exercisable at the option of the Company subject to certain conditions and the payment of a fee, for the purchase, sale and repurchase of eligible senior commercial or multifamily mortgage loans, junior commercial or multifamily mortgage loans, mezzanine loans and participation interests therein that are secured by properties located in the United States, England or Wales. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000 plus 75% of the net cash proceeds of any equity issuance by the Company), (B) maximum total indebtedness to consolidated tangible net worth (3:1), or (C) minimum liquidity (the greater of 5% of the Company’s total recourse indebtedness or $15,000). The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
Goldman Loan
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
The Company was in compliance with the financial covenants under its repurchase agreements at December 31, 2015 and December 31, 2014.
Note 9 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At December 31, 2015, the March 2019 Notes had a carrying value of $140,623 and an unamortized discount of $3,127.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes," and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,615. At December 31, 2015, the August 2019 Notes had a carrying value of $107,550 and an unamortized discount of $3,450.
The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	55.9411	3/15/2019	3.21 years
August 2019 Notes	$111,000	5.50%	6.50%	55.9411	3/15/2019	3.21 years

(1)
Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2019 Notes converted.  The if-converted value of the 2019 Notes does not exceed their principal amount at December 31, 2015 since the closing market price of the Company’s common stock of $17.23 per share does not exceed the implicit conversion prices of $17.88 for the 2019 Notes.

 GAAP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $11,445 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes has been reflected within additional paid-in capital in the consolidated balance sheet as of December 31, 2015. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $14,011 for the year ended December 31, 2015.  With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $3,440 for the year ended December 31, 2015.
As of December 31, 2015 potential shares of common stock contingently issuable upon the conversion of the 2019 Notes were excluded from the calculation of diluted income per share because it is management's intent and ability to settle the obligation in cash.

Note 10 - Federal Home Loan Bank of Indianapolis Membership
In February 2015, the Company's wholly owned subsidiary, ACREFI Insurance Services, LLC, was accepted for membership in the Federal Home Loan Bank of Indianapolis (“FHLBI”), and as a member of the FHLBI had access to a variety of products and services offered by the FHLBI, including secured advances. As of December 31, 2015, ACREFI Insurance Services, LLC had not requested any secured advances.
On January 12, 2016, the Federal Housing Finance Agency (“FHFA”) adopted a final rule revising its regulations governing Federal Home Loan Bank membership. As a result, the FHLBI may not make any advances to ACREFI Insurance Services, LLC and is required to terminate the membership of ACREFI Insurance Services, LLC no later than February 19, 2017 (one year after the effective date of the final rule).
Upon termination of ACREFI Insurance Services, LLC's membership, FHLBI will be required to redeem at par value the FHLBI stock that had been purchased and held by ACREFI Insurance Services, LLC as a condition to membership in the FHLBI. At December 31, 2015, the Company had stock in the FHLBI totaling $8, which is included in other assets on the consolidated balance sheet at December 31, 2015.

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
During January 2015, the Company closed a £34,519 (or $51,996) floating-rate mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. During February 2015, the Company closed an additional funding of £20,000 (or $30,672) and participated that balance to an investment fund affiliated with Apollo. At December 31, 2015, the participation had a face amount of £19,850 (or $29,250), a carrying amount of £19,850 (or $29,250) and a cash coupon of LIBOR plus 825 basis points.
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation and classified it as CMBS (held-to-maturity) on its consolidated financial statements. At December 31, 2015, the participation had a face amount of $88,983, a carrying amount of $88,951 and a cash coupon of LIBOR plus 440 basis points.
Note 12 – Derivative Instruments
The Company has in the past used and may in the future use interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under repurchase agreements. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivatives are recorded directly in earnings.

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the years ended December 31, 2015, 2014 and 2013.

		Amount of loss recognized in income
	Location of Gain (Loss) Recognized in Income	2015	2014	2013
Interest rate swaps	Loss on derivative instruments – realized *	$—	$—	$(157)
Interest rate swaps	Gain on derivative instruments – unrealized	—	$—	$156
Interest rate caps	Loss on derivative instruments - unrealized	(210)	—	(1)
Forward currency contract	Gain (loss) on derivative instruments - unrealized	(853)	4,070	—
Forward currency contract	Gain on derivative instruments - realized	5,169	—	—
Total		$4,106	$4,070	$(2)

*	Realized losses represent net amounts accrued for the Company’s derivative instruments during the period.

The following table summarizes the gross asset and liability amounts related to the Company’s derivatives at December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
	Gross Amount of Assets Recognized as Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amount of Assets Recognized as Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Interest rate swaps	$—	$—	$—	$—	$—	$—
Interest rate caps	106	—	106	—	—	—
Forward currency contract	$3,221	$—	$3,221	$4,070	$—	$4,070
Total derivative instruments	$3,327	$—	$3,327	$4,070	$—	$4,070

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
The current term of the Management Agreement expires on September 29, 2016, and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year terms only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors in February 2016, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to seek termination of the Management Agreement.

For 2015, 2014 and 2013, respectively, the Company incurred approximately $16,619, $11,960 and $10,012 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For 2015, 2014 and 2013, respectively, the Company recorded expenses totaling $1,421, $985 and $745 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at December 31, 2015 and December 31, 2014, respectively, is approximately $5,297 and $3,240 for base management fees incurred but not yet paid.
Placement Agent Fees
In connection with the private placement that closed on September 21, 2015, the Company agreed to pay a placement agent fee of $500 to Apollo Global Securities, LLC. See "Note 15 - Stockholders' Equity" for further information related to the private placement.
Unconsolidated Joint Venture
In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in KBC Bank, the German subsidiary of Belgian KBC Group NV. KBC Bank subsequently renamed Bremer Kreditbank AG. The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 (or $39,477). The Company committed to invest up to approximately €38,000 (or $50,000).
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,508). Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank. The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB Bank.
GE Capital and Mubadala Loan Portfolio
On September 29, 2015, the Company entered into a commitment to purchase a real estate loan portfolio from Mubadala GE Capital Ltd representing approximately $375,355 of first mortgage real estate loans (the “Real Estate Loans”). The commitment was part of a larger transaction in which affiliates of Apollo agreed to acquire a portfolio of loans from Mubadala GE Capital Ltd (the “Transaction”). The Transaction remains subject to certain regulatory approvals and closing conditions. On October 1, 2015, the Company and MidCap FinCo Limited (“MidCap”), an affiliate of Apollo, entered into an agreement (the “MidCap Agreement”) whereby the Company granted MidCap an option to purchase the Real Estate Loans. In consideration of the option, MidCap paid the Company a fee of $750 during the fourth quarter of 2015.
On December 2, 2015, MidCap provided the Company written notice that it exercised its option to purchase the Real Estate Loans, and upon such exercise, the Company transferred, assigned and conveyed to MidCap all of the Company’s right, title and interest to purchase the Real Estate Loans under the Company’s commitment with Mubadala GE Capital Ltd.
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
The Company recognized stock-based compensation expense of $4,387, $1,576 and $3,488 during 2015, 2014 and 2013, respectively, related to restricted stock and RSU vesting. The fair value of restricted stock that vested during 2015, 2014 and 2013 was $547, $445 and $293, respectively. The fair value of RSUs that vested during 2015, 2014 and 2013 was $3,471, $2,729 and $2,854, respectively.

The following table summarizes the grants, exchanges and forfeitures of restricted common stock and RSUs during 2015, 2014 and 2013:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at January 1, 2013		172,112	308,750

Grant	February 2013	20,000	—	352	December 2013	December 2015
Grant	February 2013	—	180,000	3,166	December 2013	December 2015
Grant	April 2013	11,304	—	200	July 2013	April 2016
Grant	May 2013	—	15,000	264	December 2013	December 2015
Forfeiture	June 2013	—	(5,000)	n/a	n/a	n/a
Canceled upon delivery	July 2013	—	(5,000)	n/a	n/a	n/a
Grant	September 2013	—	10,000	154	September 2013	September 2013
Grant	November 2013	5,000	—	81	December 2013	October 2016
Canceled upon delivery	January 2014	—	(288,750)	n/a	n/a	n/a
Grant	April 2014	8,931	—	150	July 2014	April 2017
Grant	April 2014	5,000	—	85	July 2014	April 2017
Canceled upon delivery	April 2014	—	(5,000)	n/a	n/a	n/a
Grant	June 2014	—	10,254	169	December 2014	December 2016
Grant	December 2014	51,767	—	855	December 2015	December 2017
Grant	December 2014	—	390,000	6,474	December 2015	December 2017
Grant	January 2015	—	8,000	132	December 2015	December 2017
Forfeiture	January 2015	—	(5,000)	n/a	n/a	n/a
Canceled upon delivery	March 2015	—	(20,000)	n/a	n/a	n/a
Grant	April 2015	15,950	—	275	July 2015	April 2018
Forfeiture	June 2015	—	(3,500)	n/a	n/a	n/a
Grant	July 2015	—	1,631	27	June 2016	June 2018
Forfeiture	August 2015	—	(5,000)	n/a	n/a	n/a
Grant	December 2015	50,000	—	874	December 2016	December 2018
Grant	December 2015	—	656,425	11,461	December 2016	December 2018

Outstanding at December 31, 2015		340,064	1,242,810

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2015.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
January 2016	4,629	—	4,629
April 2016	4,627	—	4,627
June 2016	—	543	543
July 2016	4,158	—	4,158
October 2016	4,158	—	4,158
December 2016	28,920	350,379	379,299
January 2017	3,737	—	3,737
April 2017	3,745	—	3,745
June 2017	—	544	544
July 2017	2,580	—	2,580
October 2017	2,577	—	2,577
December 2017	28,923	346,982	375,905
January 2018	1,330	—	1,330
April 2018	1,331	—	1,331
June 2018	—	544	544
December 2018	16,670	218,822	235,492
	107,385	917,814	1,025,199

At December 31, 2015, the Company had unrecognized compensation expense of approximately $1,775 and $15,790, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During 2015, 2014 and 2013, respectively, the Company delivered 12,763, 240,277 and 3,057 shares of common stock for 20,000, 283,750 and 5,000 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the consolidated statement of changes in stockholders' equity. The adjustments were $122, $876 and $31 in 2015, 2014 and 2013, respectively, and are included as reductions of capital increase related to the Company's equity incentive plan in the consolidated statement of changes in shareholders’ equity.
Note 15 – Stockholders’ Equity
The Company’s authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2015, 67,195,252 shares of common stock were issued and outstanding and there were 3,450,000 shares of 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock") issued and outstanding and 8,000,000 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") issued and outstanding.
Dividends.    During 2015 and 2014, the Company has declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 26, 2014	March 31, 2014	April 15, 2014	$0.40
April 29, 2014	June 30, 2014	July 15, 2014	$0.40
July 28, 2014	September 30, 2014	October 15, 2014	$0.40
October 28, 2014	December 31, 2014	January 15, 2015	$0.40
February 25, 2015	March 31, 2015	April 15, 2015	$0.44
April 28, 2015	June 30, 2015	July 15, 2015	$0.44
July 28, 2015	September 30, 2015	October 15, 2015	$0.44
December 14, 2015	December 31, 2015	January 15, 2016	$0.46

During 2015 and 2014, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 17, 2014	March 31, 2014	April 15, 2014	$0.5391
June 9, 2014	June 30, 2014	July 15, 2014	$0.5391
September 8, 2014	September 30, 2014	October 15, 2014	$0.5391
December 16, 2014	December 31, 2014	January 15, 2015	$0.5391
March 16, 2015	March 31, 2015	April 15, 2015	$0.5391
June 9, 2015	June 30, 2015	July 15, 2015	$0.5391
September 9, 2015	September 30, 2015	October 15, 2015	$0.5391
December 14, 2015	December 31, 2015	January 15, 2016	$0.5391
During 2015, the Company declared the following dividends on its Series B Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
December 14, 2015	December 31, 2015	January 15, 2016	$0.6333
Common Stock Offerings. During the first quarter of 2015, the Company completed a follow-on public offering of 11,500,000 shares of its common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price of $16.82 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $193,148 after deducting estimated offering expenses payable by the Company.
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
Common Stock and Preferred Stock Private Placement. On September 21, 2015, the Company completed a private placement of 8,823,529 shares of its common stock at a price of $17.00 per share, and 8,000,000 shares of Series B Preferred Stock at a price of $24.71 per share. The aggregate net proceeds from the common and Series B Preferred Stock private placement completed on September 21, 2015 were approximately $346,855 after deducting the $500 placement agent fee paid to Apollo Global Securities, LLC acting as placement agent in this transaction and estimated offering expenses payable by the Company.
Stock Repurchase Program. During the third quarter of 2015, the Company repurchased 107,432 shares of its common stock at a weighted average net price of $16.20, resulting in a payment of $1,741.
Note 16 – Commitments and Contingencies
KBC Bank Deutschland AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in Champ LP, an entity that has agreed to acquire a minority participation in KBC Bank. The Company committed to invest up to approximately €38,000 (or $50,000), representing approximately 21% of the ownership in KBC Bank, which was subsequently renamed Bremer Kreditbank AG.
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,508). Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.
Loan Commitments.    As described in Note 5, the Company had $73,364 of unfunded loan commitments related to its commercial mortgage loan portfolio as of December 31, 2015.
As described in Note 6, the Company had $54,423 of unfunded loan commitments related to its subordinate loan portfolio as of December 31, 2015.

Note 17 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$67,415	$67,415	$40,641	$40,641
Restricted cash	30,127	30,127	30,127	30,127
Securities, held-to-maturity	153,193	153,230	154,283	154,980
Commercial first mortgage loans	994,301	999,517	458,520	465,510
Subordinate loans	931,351	939,545	561,182	566,385
Borrowings under repurchase agreements	(925,774)	(925,920)	(622,194)	(622,193)
Convertible senior notes, net	(248,173)	(253,986)	(246,464)	(254,605)
Participations sold	(118,201)	(118,226)	(89,584)	(89,995)
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

The table below presents basic and diluted net income per share of common stock using the two-class method for the years ended December 31, 2015, 2014 and 2013:

	For the year ended December 31,
	2015	2014	2013
Numerator:
Net income	$103,256	$82,739	$52,485
Preferred dividends	(11,884)	(7,440)	(7,440)
Net income available to common stockholders	91,372	75,299	45,045
Dividends declared on common stock	(111,864)	(71,089)	(59,008)
Dividends on participating securities	(1,350)	(506)	(798)
Net income (loss) attributable to common stockholders	$(21,842)	$3,704	$(14,761)
Denominator:
Basic weighted average shares of common stock outstanding	58,674,046	43,464,255	35,212,211
Diluted weighted average shares of common stock outstanding	59,273,280	43,684,805	35,679,755
Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$1.91	$1.64	$1.68
Undistributed income (loss)	(0.37)	$0.08	$(0.42)
Basic and diluted net income per share of common stock	$1.54	$1.72	$1.26
For 2015 and 2013, respectively, 599,234 and 467,544 unvested RSUs were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

Note 19 – Summarized Quarterly Results (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Net interest income:
Interest income from securities	$8,287	$2,419	$8,265	$4,366	$8,293	$6,129	$8,343	$8,275
Interest income from securities, held-to-maturity	3,045	—	3,349	—	2,956	1,448	2,704	3,165
Interest income from commercial mortgage loans	10,094	4,011	11,968	6,438	15,184	8,025	18,846	9,328
Interest income from subordinate loans	18,610	14,730	21,152	18,238	25,445	19,754	25,623	17,021
Interest expense	(11,482)	(1,757)	(11,917)	(5,258)	(13,187)	(8,786)	(12,275)	(10,740)
Net interest income	28,554	19,403	32,817	23,784	38,691	26,570	43,241	27,049
Operating expenses:
General and administrative expenses	(2,355)	(1,442)	(2,059)	(1,479)	(2,099)	(1,434)	(2,979)	(1,796)
Management fees to related party	(3,341)	(2,565)	(3,887)	(2,966)	(4,097)	(3,193)	(5,294)	(3,236)
Total operating expenses	(5,696)	(4,007)	(5,946)	(4,445)	(6,196)	(4,627)	(8,273)	(5,032)
Income from unconsolidated joint venture	—	—	384	—	108	(88)	2,972	(69)
Other income	11	—	6	4	239	21	983	9
Realized loss on sale of securities	(443)	—	—	—	—	—	—	—
Unrealized gain (loss) on securities	3,409	2,184	(2,273)	4,749	(6,926)	(2,147)	(11,618)	(639)
Foreign currency gain (loss)	(3,944)	—	6,169	959	(3,998)	(3,596)	(3,121)	(1,413)
Gain (loss) on derivative instruments	3,622	—	(6,499)	(1,093)	3,929	3,026	3,054	2,137
Net income	25,513	17,580	24,658	23,958	25,847	19,159	27,238	22,042
Preferred dividends	(1,860)	(1,860)	(1,860)	(1,860)	(2,304)	(1,860)	(5,860)	(1,860)
Net income available to common stockholders	$23,653	$15,720	$22,798	$22,098	23,543	$17,299	$21,378	$20,182
Basic and diluted net income per share of common stock	$0.47	$0.42	$0.39	$0.51	$0.39	$0.37	$0.32	$0.43
Basic weighted average shares of common stock outstanding	49,563,822	37,122,842	58,429,155	42,888,747	59,355,613	46,848,675	67,146,882	46,852,646
Diluted weighted average shares of common stock outstanding	50,171,687	37,341,050	59,022,217	43,099,354	59,934,008	47,068,929	67,754,673	47,085,617
Dividend declared per share of common stock	$0.44	$0.40	$0.44	$0.40	$0.44	$0.40	$0.46	$0.40
Note 20 – Subsequent Events
Merger agreement.  As previously disclosed in a Form 8-K filed with the SEC on February 26, 2016 (the “Merger 8-K”), we recently entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated February 26, 2016, with Apollo Residential Mortgage, Inc., a Maryland corporation (“AMTG”), and Arrow Merger Sub, Inc., a Maryland corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), pursuant to which the Company will acquire AMTG for an aggregate purchase price equal to 89.25% of AMTG’s book value as of a future determination date, plus the assumption of $172,500 of AMTG’s 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (the “AMTG Preferred Stock”). The book value of AMTG, and therefore the actual purchase price payable, will be determined as of the date that is three business days prior to the date on which the definitive proxy statement relating to the merger transaction is mailed to the stockholders of AMTG (the “Pricing Date”), and will be subject to adjustment under certain circumstances. Upon the closing, holders of AMTG common stock will receive a combination of cash and shares of Company common stock. The aggregate number of shares of Company common stock issuable under the Merger Agreement is limited to 13,400,000 shares at a value of $16.75 per share, and the remainder of the consideration will be paid in cash. In addition, each share of AMTG Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of the Company’s preferred stock, which the Company expects will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.
The Merger Agreement and related transactions were approved by all of the members of our Board of Directors (with the exception of Mark Biderman, who recused himself). Consummation of the merger transaction is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the merger transaction and the approval and adoption of the Merger Agreement by the holders of a majority of the shares of AMTG common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo Global Management, LLC. Company stockholder approval will not be required in connection with the transaction.
Arrangements with Athene.  In connection with financing the transactions contemplated by the Merger Agreement, on February 26, 2016 the Company entered into certain arrangements with certain subsidiaries of Athene Holding Ltd., an insurance holding company whose operating subsidiaries’ business is primarily issuing and reinsuring retirement savings products (collectively, “Athene”). The arrangements include (i) a bridge loan commitment from Athene USA Corporation, pursuant to which Athene has committed to provide the Company with up to $200,000 of term loans to consummate the merger transaction, (ii) an asset purchase agreement which provides that, promptly following the closing of the merger transaction, the Company will sell to Athene up to approximately $1,200,000 (subject to increase or decrease in certain circumstances) of primarily non-Agency Residential Mortgage Backed Securities at a price to be set (based on a pre-agreed methodology) as of the Pricing Date, and (iii) a stock purchase agreement, under which Athene has committed to purchase, during a specified period of time following the closing of the merger transaction, up to $20,000 (subject to reduction in certain circumstances) of Company common stock in the open market at the then-current market price if the quoted price of a share of Company common stock on the New York Stock Exchange at any time during such period is less than $16.75 (which is the value per share at which the Company common stock is to be issued to holders of AMTG common stock in the merger).
Letter Agreement with the Manager.  Concurrently with the execution of the Merger Agreement, the Company entered into a Letter Agreement with the Manager, pursuant to which the Manager has agreed to perform such services and activities as may be necessary to enable the Company to consummate the merger transaction. In consideration of the services provided and to be provided to the Company by the Manager in connection with the merger transaction and the process leading to the merger transaction, the Company agreed to pay the Manager an aggregate amount of up to $500, in monthly installments of $150 payable on the first of each calendar month between the execution of the Merger Agreement and the closing of the merger transaction. Upon consummation of the merger transaction, an additional amount (based on an agreed formula) will be added to Stockholders’ Equity (as defined in the Management Agreement) for purposes of calculating the amount of the management fee payable to the Manager under the Management Agreement. In addition, the Manager acknowledged that, as a result of the merger transaction, the management agreement between AMTG and its manager, ARM Manager, LLC (the “AMTG Management Agreement”), will be assigned to the Company and, following the merger transaction, any management fees paid by the Company to ARM Manager, LLC pursuant to the AMTG Management Agreement will offset, and therefore reduce (but not below zero), the Company’s obligation to pay corresponding management fees to the Manager.
For additional details regarding the terms and conditions of the Merger Agreement, the arrangements with Athene and related matters, refer to the Merger 8-K and to the Merger Agreement and other documentation filed as exhibits thereto. Additional information regarding the proposed transaction, including risks associated with the proposed transaction, will be contained in a definitive proxy statement/prospectus to be filed by the Company and AMTG with the SEC.
Investment activity.  During January 2016, the Company closed a $220,000 first mortgage loan, $177,500 of which was funded, secured by an assemblage of 16 existing retail and office properties for redevelopment located in the Design District neighborhood of Miami, Florida. A portion of the first funding of the loan was used to refinance a $33,000 first mortgage loan the Company originated to the borrower in June 2015, and for the acquisition of two additional parcels. The floating-rate loan has a two-year initial term with a one-year extension option followed by a six-month extension option. The first mortgage loan has a loan-to-cost of 65%.
During February 2016, the Company closed a $77,000 mezzanine loan, $21,888 of which was funded at closing, for the redevelopment and conversion of an existing commercial property into 139 luxury condominiums located in the Tribeca neighborhood of New York City. The floating-rate loan has a 42-month initial term with a one-year extension option followed by a six-month extension option and is part of a $411,000 financing consisting of a $334,000 first mortgage loan and the Company’s $77,000 mezzanine loan. The mezzanine loan has an appraised loan-to-net sellout of 57%.
Management Agreement.  Following a meeting by the Company’s independent directors in February 2016, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.

Schedule IV — Mortgage Loans on Real Estate
December 31, 2015

Property Type	Location	Interest Rate	Final Extended Maturity Date	Periodic Payment Terms	Face amount of loans	Carrying amount of loans
Commercial mortgage loans
Condo Conversion	New York	7.00%	Sept - 16	Interest only	24,114	24,289
Condo Construction	Maryland	10.50%	Mar-17	Interest only	65,125	65,087
Vacation Home Portfolio	Various	7.50%	Apr-19	Principal and interest	94,147	93,277
Hotel	Pennsylvania	4.74%	May-19	Interest only	34,000	33,994
Condo Construction	Maryland	10.75%	Jun-17	Interest only	50,000	49,960
Multifamily	New York	4.41%	Aug-19	Interest only	34,500	34,886
Mixed Use	Ohio	9.25%	May-20	Interest only	165,000	163,173
Condo Conversion	New York	3.75%	Jun-16	Interest only	67,300	67,038
Multifamily	North Dakota	6.15%	Nov-19	Principal and interest	49,691	49,665
Vacation Home Portfolio	Various US cities	7.00%	Nov-21	Interest only	50,000	49,595
Mixed Use	New York	7.25%	Mar-17	Interest only	85,770	85,658
Retail redevelopment	Florida	6.25%	Jan-18	Interest only	45,000	44,925
Retail redevelopment	Florida	6.25%	Jul-17	Interest only	33,000	32,804
Retail	New York	10.25%	Mar-17	Interest only	1,653	1,636
Hotel	New York	5.50%	Sept-20	Interest only	98,373	97,381
Retail	New York	7.25%	Mar-17	Interest only	5,910	5,858
Hotel	U.S. Virgin Islands	5.27%	Jan-21	Interest only	42,000	41,600
Office	Virginia	5.53%	Jan-20	Principal and interest	54,000	53,475
Total commercial mortgage loans					999,583	994,301
Subordinate loans (1)
Office	Michigan	13.00%	Jun - 20	Principal and interest	8,753	8,753
Mixed Use	North Carolina	11.10%	Aug - 22	Interest only	6,525	6,525
Office Complex	Missouri	11.75%	Oct - 22	Principal and interest	9,566	9,566
Hotel Portfolio	Missouri	11.00%	Feb - 18	Principal and interest	24,182	24,182
Warehouse Portfolio	Various US cities	11.50%	May - 23	Interest only	32,000	32,000
Office Condo	New York	11.25%	Jul - 22	Interest only	14,000	13,631
Condo Conversion	New York	7.00%	Sept - 16	Interest only	6,386	6,415
Mixed Use	Various US cities	14.00%	Dec - 18	Interest only	19,500	19,377
Mixed Use	England	10.25%	Jan - 16	Interest only	50,676	50,676
Healthcare Portfolio	Various US	9.47%	Jun - 19	Interest only	39,223	39,223
Ski Resort	Montana	14.00%	Sept - 20	Interest only	15,000	14,878
Mixed Use	New York	10.69%	Dec - 19	Interest only	88,368	87,818
Senior Housing	United Kingdom	8.83%	Dec - 19	Principal and interest	79,735	79,735
Hotel	California	10.40%	Jan-20	Principal and interest	20,000	20,000

Multifamily Portfolio	Florida	11.70%	May-20	Interest only	22,000	21,895
Multifamily Portfolio	Florida	11.70%	May-20	Interest only	15,500	15,426
Mixed Use	Various US	9.30%	May-20	Interest only	45,000	44,854
Hotel	Arizona	11.50%	Jul-25	Interest only	25,000	25,000
Hotel	Washington, DC	9.80%	Jul-19	Interest only	20,000	19,934
Condo Development	New York	13.00%	Jul-20	Interest only	34,184	33,567
Condo Conversion	New York	12.75%	Jul-20	Interest only	52,418	51,941
Mixed Use	New York	10.25%	Mar-17	Interest only	12,347	12,222
Mixed Use	New York	10.50%	Oct-19	Interest only	30,000	29,785
Hotel	New York	5.50%	Sept-20	Interest only	2,595	2,458
Destination Resort	Various US cities	9.10%	May-22	Interest only	75,000	71,362
Multifamily	New York	10.75%	May-19	Interest only	55,000	54,558
Hotel	New York	12.36%	Mar-17	Interest only	50,000	49,522
Condo Pre-development	United Kingdom	11.14%	Dec-16	Interest only	81,048	81,048
Multifamily	North Dakota	6.15%	Nov-19	Interest only	5,000	5,000
Total subordinate loans					939,006	931,351
Total					$1,938,589	$1,925,652	(2)

(1)	Subject to prior liens.

(2)	The aggregate cost for federal income tax purposes is $1,925,652.

The following table summarizes the changes in the carrying amounts of mortgage loans during 2015 and 2014.
Reconciliation of Carrying Amount of Loans

	2015	2014
Balance at beginning of year	$1,019,702	$658,583
New loans	1,366,062	802,664
Sales	(136,573)	(4,950)
Collections of principal	(348,516)	(299,551)
Discount accretion	9,096	4,316
Foreign currency loss	(6,116)	(4,095)
Payment-in-kind	21,997	16,570
Exchange for CMBS (held-to-maturity)	—	(153,835)
Balance at the close of year	$1,925,652	$1,019,702

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, the Company’s management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 60 of this annual report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement relating to its annual meeting of stockholders to be held on or about May 12, 2016 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2015.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.
The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.
The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 11.	Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 14.	Principal Accountant Fees and Services.
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.
Documents filed as part of the report
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:
The consolidated financial statements and related schedule of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 59 through 94 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8 “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2)	Financial Statement Schedule:
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2015.

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

3.3
Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 8 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.3 of $0.01 per share, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 23, 2015.

3.3	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.1	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.2
Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc.’s 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation reference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on July 30, 2012 (File No.: 001-34452).

4.3
Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc.’s 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on September 23, 2015.

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

10.7
Form of Indemnification Agreement entered into by Apollo Commercial Real Estate Finance, Inc.'s directors and officers, incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.8
Registration Rights Agreement, dated as of September 18, 2015, between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 23, 2015.

10.9
Registration Rights Agreement, dated as of September 18, 2015, between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on September 23, 2015.

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

Apollo Commercial Real Estate Finance, Inc.

February 26, 2016	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 26, 2016	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein President, Chief Executive Officer and Director (Principal Executive Officer)

February 26, 2016	By:	/s/ Megan B. Gaul
Megan B. Gaul Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

February 26, 2016	By:	/s/ Jeffrey M. Gault
Jeffrey M. Gault Director

February 26, 2016	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 26, 2016	By:	/s/ Robert A. Kasdin
Robert A. Kasdin Director

February 26, 2016	By:	/s/ Eric L. Press
Eric L. Press Director

February 26, 2016	By:	/s/ Scott S. Prince
Scott S. Prince Director

February 26, 2016	By:	/s/ Michael E. Salvati
Michael E. Salvati Director