Form 10-Q
period 2016-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2016-04-27
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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
As of April 27, 2016, there were 67,402,311 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	March 31, 2016	December 31, 2015
Assets:
Cash	$23,035	$67,415
Restricted cash	55,781	30,127
Securities, at estimated fair value	472,464	493,149
Securities, held-to-maturity	152,451	153,193
Commercial mortgage loans, held for investment	1,173,185	994,301
Subordinate loans, held for investment	930,401	931,351
Investment in unconsolidated joint venture	23,728	22,583
Derivative assets	1,938	3,327
Interest receivable	23,495	16,908
Other assets	18	236
Total Assets	$2,856,496	$2,712,590
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements (net of deferred financing costs of $7,651 and $7,353 in 2016 and 2015, respectively)	$1,083,665	$918,421
Convertible senior notes, net	248,617	248,173
Participations sold	116,952	118,201
Accounts payable and accrued expenses	8,562	9,246
Payable to related party	5,229	5,297
Dividends payable	36,421	37,828
Total Liabilities	1,499,446	1,337,166
Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Preferred stock, 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference) in 2016 and 2015	35	35
Series B Preferred stock, 8,000,000 shares issued and outstanding ($200,000 aggregate liquidation preference) in 2016 and 2015	80	80
Common stock, $0.01 par value, 450,000,000 shares authorized, 67,385,255 and 67,195,252 shares issued and outstanding in 2016 and 2015, respectively	674	672
Additional paid-in-capital	1,409,489	1,410,138
Retained earnings (accumulated deficit)	(50,973)	(32,328)
Accumulated other comprehensive loss	(2,255)	(3,173)
Total Stockholders’ Equity	1,357,050	1,375,424
Total Liabilities and Stockholders’ Equity	$2,856,496	$2,712,590

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended March 31,
	2016	2015
Net interest income:
Interest income from securities	$8,049	$8,287
Interest income from securities, held to maturity	2,896	3,045
Interest income from commercial mortgage loans	21,127	10,094
Interest income from subordinate loans	29,375	18,610
Interest expense	(14,642)	(11,482)
Net interest income	46,805	28,554
Operating expenses:
General and administrative expenses (includes $1,668 and $1,117 of equity based compensation in 2016 and 2015, respectively)	(8,185)	(2,355)
Management fees to related party	(5,229)	(3,341)
Total operating expenses	(13,414)	(5,696)
Income from unconsolidated joint venture	68	—
Other income	2	11
Realized loss on sale of securities	—	(443)
Unrealized gain (loss) on securities	(15,074)	3,409
Foreign currency gain (loss)	(4,474)	(3,944)
Gain (loss) on derivative instruments (includes unrealized gains (losses) of $(1,380) and $(3,044) in 2016 and 2015, respectively)	4,703	3,622
Net income	18,616	25,513
Preferred dividends	(5,815)	(1,860)
Net income available to common stockholders	$12,801	$23,653
Basic and diluted net income per share of common stock	$0.18	$0.47
Basic weighted average shares of common stock outstanding	67,385,191	49,563,822
Diluted weighted average shares of common stock outstanding	68,327,718	50,171,687
Dividend declared per share of common stock	$0.46	$0.44

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2016	2015
Net income available to common stockholders	$12,801	$23,653
Change in net unrealized gain (loss) on securities available-for-sale	—	678
Foreign currency translation adjustment	918	(1,100)
Comprehensive income	$13,719	$23,231

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Par	Shares	Par				Total
Balance at January 1, 2016	11,450,000	$115	67,195,252	$672	$1,410,138	$(32,328)	$(3,173)	$1,375,424
Capital decrease related to Equity Incentive Plan	—	—	190,003	2	(680)	—	—	(678)
Offering costs	—	—	—	—	31	—	—	31
Net income	—	—	—	—	—	18,616	—	18,616
Change in other comprehensive loss	—	—	—	—	—	—	918	918
Dividends on common stock	—	—	—	—	—	(31,446)	—	(31,446)
Dividends on preferred stock	—	—	—	—	—	(5,815)	—	(5,815)
Balance at March 31, 2016	11,450,000	$115	67,385,255	$674	$1,409,489	$(50,973)	$(2,255)	$1,357,050

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Cash flows provided by operating activities:
Net income	$18,616	$25,513
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(1,983)	(2,162)
Amortization of deferred financing costs	907	684
Equity-based compensation	(680)	996
Unrealized (gain) loss on securities	15,074	(3,409)
Income from unconsolidated joint venture	(68)	—
Foreign currency (gain) loss	4,517	3,801
Realized gain on derivative instruments	(6,083)	—
Unrealized loss on derivative instruments	1,380	3,044
Realized loss on sale of security	—	443
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(16,717)	(7,687)
Other assets	183	520
Accounts payable and accrued expenses	(1,480)	(4,433)
Payable to related party	(68)	101
Net cash provided by operating activities	13,598	17,411
Cash flows used in investing activities:
Funding of commercial mortgage loans	(178,574)	(103,888)
Funding of subordinate loans	(27,600)	(109,659)
Funding of unconsolidated joint venture	—	(3,929)
Proceeds on settlements of derivative instruments	6,083	—
Increase in collateral held related to investing activities	870	—
Increase in restricted cash related to financing activities	(25,653)	—
Proceeds from sale of securities available-for-sale	—	17,291
Proceeds from sale of securities at estimated fair value	—	6,338
Proceeds from sale of investment in unconsolidated joint venture	—	20,794
Principal payments received on securities at estimated fair value	6,344	32
Principal payments received on securities, held-to-maturity	750	—
Principal payments received on commercial mortgage loans	14,824	727
Principal payments received on subordinate loans	19,829	666
Principal payments received on other assets	30	63
Net cash used in investing activities	(183,097)	(171,565)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	193,430
Payment of offering costs	(43)	(108)
Proceeds from repurchase agreement borrowings	230,425	136,730
Repayments of repurchase agreement borrowings	(64,883)	(183,491)
Proceeds from participations sold	—	30,484
Repayments of participations sold	(507)	—
Payment of deferred financing costs	(1,205)	(2,330)
Dividends on common stock	(31,742)	(19,380)
Dividends on preferred stock	(6,926)	(1,860)
Net cash provided by financing activities	125,119	153,475
Net decrease in cash and cash equivalents	(44,380)	(679)
Cash and cash equivalents, beginning of period	67,415	40,641
Cash and cash equivalents, end of period	$23,035	$39,962
Supplemental disclosure of cash flow information:
Interest paid	$17,589	$14,399
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$36,421	$27,601
Offering costs payable	$223	$207

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. The Company's results of operations for the quarterly period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period.
The Company currently operates in one business segment.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance which broadly amends the accounting guidance for revenue recognition. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017; early application is not permitted. The Company is currently assessing the impact that this accounting guidance will have on the Company's condensed consolidated financial statements when adopted.
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
In February 2015, the FASB issued guidance which amends the guidance related to accounting for the consolidation of certain legal entities. The modifications impacts limited partnerships and similar legal entities, the evaluation of (i) fees paid to a decision maker or a service provider as a variable interest, (ii) fee arrangements, and (iii) related parties on the primary beneficiary determination. The Company adopted this guidance and determined there was no material impact on the Company's condensed consolidated financial statements.
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. The Company adopted this guidance and applied its provisions retrospectively. This resulted in the reclassification of unamortized deferred financing costs from deferred financing costs, net to reductions in borrowings under repurchase agreements of $7,651and $7,353 for the period ended March 31, 2016 and December 31, 2015 respectively. Other than this reclassification, the adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements.
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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of March 31, 2016 and December 31, 2015:

	Fair Value as of March 31, 2016				Fair Value as of December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Fair Value Option)	$—	$472,464	$—	$472,464	$—	$493,149	$—	$493,149
Derivative instruments	—	1,938	—	1,938	—	3,327	—	3,327
Total	$—	$474,402	$—	$474,402	$—	$496,476	$—	$496,476

Note 4 – Debt Securities
At March 31, 2016, all of the Company's CMBS (Fair Value Option) were pledged to secure borrowings under the Company’s master repurchase agreements with UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). See "Note 8 - Borrowings Under Repurchase Agreements" for further information regarding these facilities.
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
The amortized cost and estimated fair value of the Company’s debt securities at March 31, 2016 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Carrying Value
CMBS (Fair Value Option)	$505,134	$498,630	$1,575	$(27,741)	$472,464
CMBS (Held-to-Maturity)	152,500	152,451	—	—	152,451
Total	$657,634	$651,081	$1,575	$(27,741)	$624,915
The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2015 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	$511,482	$504,253	$2,614	$(13,718)	$493,149
CMBS (Held-to-Maturity)	153,250	153,193	—	—	153,193
Total	$664,732	$657,446	$2,614	$(13,718)	$646,342
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

The overall statistics for the Company’s CMBS (Fair Value Option) investments calculated on a weighted average basis assuming no early prepayments or defaults as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Credit Ratings *	BB-D	BB-D
Coupon	5.9%	5.9%
Yield	6.6%	6.5%
Weighted Average Life	1.4 years	1.6 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.
The percentage vintage, property type and location of the collateral securing the CMBS (Fair Value Option) investments calculated on a weighted average basis as of March 31, 2016 and December 31, 2015 are as follows:

Vintage	March 31, 2016	December 31, 2015
2005	7.2%	8.3%
2006	21.0	20.0
2007	62.6	62.4
2008	9.2	9.3
Total	100.0%	100.0%

Property Type	March 31, 2016	December 31, 2015
Office	33.0%	32.0%
Retail	30.0	30.2
Multifamily	13.3	13.5
Other *	23.7	24.3
Total	100.0%	100.0%
 *    No other individual category comprises more than 10% of the total.

Location	March 31, 2016	December 31, 2015
South Atlantic	22.3%	23.0%
Middle Atlantic	18.6	18.1
Pacific	17.7	17.8
East North Central	12.2	12.5
Other *	29.2	28.6
Total	100.0%	100.0%
 *    No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at March 31, 2016:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Condominium – New York, NY (1)	Aug-13	Sept-16	33,000	24,114	24,319	Floating	40,000 sq. ft.
Condominium - Bethesda, MD (1)(2)	Feb-14	Sept-16	80,000	53,260	53,388	Floating	50 units
Vacation Home Portfolio - Various	Apr-14	Apr-19	101,000	92,243	91,394	Fixed	229 properties
Hotel - Philadelphia, PA (1)(3)	May-14	May-17	34,000	34,000	33,987	Floating	301 rooms
Condo Construction - Bethesda, MD (4)	Jun-14	Dec-16	50,000	50,000	50,158	Floating	40 units
Multifamily - Brooklyn, NY (1)(5)	Jul-14	Aug-16	34,500	34,500	34,918	Floating	63 units
Mixed Use - Cincinnati, OH (1)(3)	Nov-14	May-18	165,000	165,000	162,422	Floating	65 acres
Condo Conversion - New York, NY (1)	Nov-14	Jun-16	67,300	67,300	67,026	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)(3)	Nov-14	Nov-17	58,000	49,692	49,688	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (1)(3)	Nov-14	Nov-19	50,000	50,000	49,618	Fixed	24 properties
Mixed Use - Brooklyn, NY (1)(8)	Feb-15	Mar-17	85,770	85,770	85,821	Floating	330,000 sq. ft.
Retail redevelopment - Miami, FL (1)(7)	Jun-15	Jan-17	45,000	45,000	45,071	Floating	63,300 sq. ft.
Retail - Brooklyn, NY (1)	Aug-15	Mar-17	23,000	23,000	22,906	Floating	10,500 sq. ft.
Hotel - New York, NY (1)(9)	Sept-15	Sept-18	97,807	98,854	98,119	Floating	317 rooms
Retail - Brooklyn, NY	Nov-15	Mar-17	5,910	5,910	5,878	Floating	5,500 sq. ft.
Hotel - U.S. Virgin Islands (1)(10)	Dec-15	Jan-18	42,000	42,000	41,656	Floating	180 rooms
Office - Richmond, VA (1)(11)	Dec-15	Jan-18	54,000	54,000	53,571	Floating	262,000 sq. ft.
Retail redevelopment - Miami, FL (1)(12)	Jan-16	Jan-18	177,500	177,500	175,043	Floating	113,000 sq. ft.
Office - Boston, MA (6)	Mar-16	Mar-18	28,500	28,500	28,202	Floating	114,000 sq. ft.
Total/Weighted Average			$1,232,287	$1,180,643	$1,173,185

(1)
At March 31, 2016, this loan was pledged to secure borrowings under the Company’s master repurchase facilities entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) or Goldman Sachs Bank USA (the “Goldman Loan”). See "Note 8 – Borrowings Under Repurchase Agreements" for a description of these facilities.

(2)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee.

(3)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee.

(4)	This loan includes a six -month extension option subject to certain conditions and the payment of a fee. At March 31, 2016, the Company had $15,100 of unfunded loan commitments related to this loan.

(5)	This loan includes three one-year extension options subject to certain conditions and the payment of a fee.

(6)	This loan includes one six-month extension option subject to certain conditions and the payment of a fee. At March 31, 2016, the Company had $2,500 of unfunded loan commitments related to this loan.

(7)	This loan includes two six- month extension options subject to certain conditions and the payment of a fee for each extension.

(8)	At March 31, 2016, the Company had $6,730 of unfunded loan commitments related to this loan.

(9)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee. At March 31, 2016, the Company had $39,553 of unfunded loan commitments related to this loan.

(10)
This loan includes three one-year extension options subject to certain conditions and the payment of a fee for such extension. At March 31, 2016, the Company had $1,500 of unfunded loan commitments related to this loan.

(11)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee. At March 31, 2016, the Company had $1,000 of unfunded loan commitments related to this loan.

(12)	This loan includes a one -year extension option subject to certain conditions and the payment of a fee. At March 31, 2016, the Company had $42,500 of unfunded loan commitments related to this loan.

The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size
Condominium – New York, NY (1)	Aug-13	Sept-16	$33,000	$24,114	$24,289	Floating	40,000 sq. ft.
Condominium- Bethesda, MD (2)	Feb-14	Sept-16	80,000	65,125	65,087	Floating	50 units
Vacation Home Portfolio - Various (1)	Apr-14	Apr-19	101,000	94,147	93,277	Fixed	229 properties
Hotel - Philadelphia, PA (1)(3)	May-14	May-17	34,000	34,000	33,994	Floating	301 rooms
Condo Construction - Bethesda, MD (4)	Jun-14	Dec-16	50,000	50,000	49,960	Floating	40 units
Multifamily - Brooklyn, NY (1)(5)	Jul-14	Aug-16	34,500	34,500	34,886	Floating	63 units
Mixed Use - Cincinnati, OH (1)(3)	Nov-14	May-18	165,000	165,000	163,173	Floating	65 acres
Condo Conversion - New York, NY (1)	Nov-14	Jun-16	67,300	67,300	67,038	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)(3)	Nov-14	Nov-17	58,000	49,691	49,665	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (1)(3)	Nov-14	Nov-19	50,000	50,000	49,595	Fixed	24 properties
Mixed Use - Brooklyn, NY (1)(6)	Feb-15	Mar-17	85,770	85,770	85,658	Floating	330,000 sq. ft.
Retail redevelopment - Miami, FL (1)(7)	Jun-15	Jan-17	45,000	45,000	44,925	Floating	63,300 sq. ft.
Retail redevelopment - Miami, FL (1)	Jun-15	Jul-17	33,000	33,000	32,804	Floating	16,600 sq. ft.
Retail - Brooklyn, NY (1)(8)	Aug-15	Mar-17	1,653	1,653	1,636	Floating	10,500 sq. ft.
Hotel - New York, NY (1)(9)	Sept-15	Sept-18	97,807	98,373	97,381	Floating	317 rooms
Retail - Brooklyn, NY (1)	Nov-15	Mar-17	5,910	5,910	5,858	Floating	5,500 sq. ft.
Hotel - U.S. Virgin Islands (10)	Dec-15	Jan-18	42,000	42,000	41,600	Floating	180 rooms
Office - Richmond, VA (11)	Dec-15	Jan-18	54,000	54,000	53,475	Floating	262,000 sq. ft.
Total/Weighted Average			$1,037,940	$999,583	$994,301	7.08%

(1)
At December 31, 2015, this loan was pledged to secure borrowings under the JPMorgan Facility or the Goldman Loan. See "Note 8 – Borrowings Under Repurchase Agreements" for a description of these facilities.

(2)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee.

(3)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee.

(4)
This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At December 31, 2015 , the Company had $15,100 of unfunded loan commitments related to this loan.

(5)	This loan includes three one-year extension options subject to certain conditions and the payment of a fee for each extension.

(6)	At December 31, 2015, the Company had $6,730 of unfunded loan commitments related to this loan.

(7)	This loan includes two six-month extension options subject to certain conditions and the payment of a fee.

(8)	At December 31, 2015, the Company had $9,000 of unfunded loan commitments related to this loan.

(9)
This loan includes two one-year extension options subject to certain conditions and the payment of a fee for each extension. At December 31, 2015, the Company had $40,034 of unfunded loan commitments related to this loan.

(10)
This loan includes three one-year extension options subject to certain conditions and the payment of a fee. At December 31, 2015, the Company had $1,500 of unfunded loan commitments related to this loan.

(11)
This loan includes a two one-year extension options subject to certain conditions and the payment of a fee. At December 31, 2015, the Company had $1,000 of unfunded loan commitments related to this loan.

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such loan loss analyses are completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. The Company has determined that an allowance for loan losses was not necessary at March 31, 2016 or December 31, 2015.
Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following at March 31, 2016:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Subordinate to the Company's commercial mortgage loans
Condominium – New York, NY (10)	Aug-13	Sept-16	$29,400	$6,385	$6,449	Floating
Hotel - New York, NY (1)	Sept-15	Sept-18	5,166	5,166	5,029	Floating
Multifamily - Williston, ND (2)(10)	Dec-15	Nov-17	5,000	5,014	5,014	Floating
Total - Subordinate to the Company's commercial mortgage loans			$39,566	$16,565	$16,492

Subordinate to third party commercial mortgage loans
Office - Michigan	May-10	Jun-20	9,000	8,736	8,736	Fixed
Mixed Use – North Carolina	Jul-12	Aug-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,528	9,528	Fixed
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,102	24,102	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Office Condo - New York, NY	Jul-13	Jul-22	14,000	14,000	13,641	Fixed
Mixed Use - London, England	Apr-14	Jan-16	49,383	49,383	49,383	Fixed
Healthcare Portfolio - Various (3)	Jun-14	Jun-16	50,000	39,223	39,223	Floating
Ski Resort - Big Sky, MT	Aug-14	Sept-20	15,000	15,000	14,883	Fixed
Mixed Use - New York, NY (2)	Dec-14	Dec-17	82,500	91,605	91,199	Floating
Senior Housing - United Kingdom (2)	Jan-15	Dec-17	81,838	77,504	77,504	Floating
Hotel - Burbank, CA	Feb-15	Jan-20	20,000	20,000	20,000	Fixed
Multifamily Portfolio - Florida (3)	Apr-15	May-17	22,000	22,000	21,914	Floating
Multifamily Portfolio - Florida (3)	Apr-15	May-17	15,500	15,500	15,439	Floating
Mixed Use - Various (3)	Jun-15	May-17	45,000	45,000	44,887	Floating
Hotel - Phoenix, AZ	Jun-15	Jul-25	25,000	25,000	25,000	Fixed
Hotel - Washington, DC (2)	Jun-15	Jul-17	20,000	20,000	19,949	Floating
Condo Development - New York, NY (6)	Jun-15	Jul-19	38,424	39,044	38,501	Floating
Condo Conversion - New York, NY (2)	Jul-15	Aug-18	50,000	54,125	53,750	Floating
Mixed Use - New York, NY (7)	Sept-15	Oct-18	30,000	30,000	29,887	Floating
Destination Resort - Various (8)	Sept-15	May-18	75,000	75,000	71,751	Floating
Multifamily - New York, NY (9)	Oct-15	Nov-18	55,000	55,000	54,617	Floating
Hotel - New York, NY (4)	Dec-15	Mar-17	50,000	50,000	49,631	Floating
Condo Pre-development - United Kingdom (4)	Dec-15	Sept-16	81,994	78,980	78,980	Floating
Condo Conversion - New York, NY (5)	Jan-16	Jul-19	23,434	23,633	22,879	Floating
Total - Subordinate to third party commercial mortgage loans			$926,598	$920,888	$913,909
Total/Weighted Average			$966,164	$937,453	$930,401

(1)	Includes two one-year extension options subject to certain conditions and the payment of an extension fee. At March 31, 2016, the Company had $9,907 of unfunded loan commitments related to this loan.

(2)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(3)	Includes three one-year extension options subject to certain conditions and the payment of an extension fee.

(4)	Includes a three-month extension option subject to certain conditions and the payment of a fee.

(5)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee. At March 31, 2016, the Company had $53,367 of unfunded loan commitments related to this loan.

(6)
Includes a one-year extension option subject to certain conditions and the payment of a fee for each extension. At March 31, 2016, the Company had $36,576 of unfunded loan commitments related to this loan.

(7)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(8)	Includes four one-year extension options subject to certain conditions and the payment of an extension fee.

(9)	Includes a six-month extension option subject to certain conditions and the payment of a fee.

(10)
At March 31, 2016, this loan was pledged to secure borrowings under the JPMorgan Facility or the Goldman Loan. See "Note 8 - Borrowings Under Repurchase Agreements" for a description of these facilities.

During February 2016, the Company received the full repayment from a $19,500 preferred equity investment secured by multifamily properties in Florida.
The Company’s subordinate loan portfolio was comprised of the following at December 31, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Subordinate to the Company's commercial mortgage loans
Condominium – New York, NY (1)	Aug-13	Sept-16	$29,400	$6,386	$6,415	Floating
Mixed Use - Brooklyn, NY (1)	Aug-15	Mar-17	12,347	12,347	12,222	Floating
Hotel - New York, NY (1)(2)	Sept-15	Sept-18	2,562	2,595	2,458	Floating
Multifamily - Williston, ND (1)(3)	Dec-15	Nov-17	5,000	5,000	5,000	Floating
Total - Subordinate to the Company's commercial mortgage loans			$49,309	$26,328	$26,095

Subordinate to third party commercial mortgage loans
Office - Michigan	May-10	Jun-20	$9,000	$8,753	$8,753	Fixed
Mixed Use – North Carolina	Jul-12	Aug-22	6,525	6,525	6,525	Fixed
Office Complex - Missouri	Sept-12	Oct-22	10,000	9,566	9,566	Fixed
Hotel Portfolio – Rochester, MN	Jan-13	Feb-18	25,000	24,182	24,182	Fixed
Warehouse Portfolio - Various	May-13	May-23	32,000	32,000	32,000	Fixed
Office Condo - New York, NY	Jul-13	Jul-22	14,000	14,000	13,631	Fixed
Mixed Use - Various (3)	Dec-13	Dec-16	17,000	19,500	19,377	Fixed
Mixed Use - London, England	Apr-14	Jan-16	50,009	50,676	50,676	Fixed
Healthcare Portfolio - Various (4)	Jun-14	Jun-16	50,000	39,223	39,223	Floating
Ski Resort - Big Sky, MT	Aug-14	Sept-20	15,000	15,000	14,878	Fixed
Mixed Use - New York, NY (5)	Dec-14	Dec-17	81,715	88,368	87,818	Floating
Senior Housing - United Kingdom (3)	Jan-15	Dec-17	82,063	79,735	79,735	Floating
Hotel - Burbank, CA	Feb-15	Jan-20	20,000	20,000	20,000	Fixed
Multifamily Portfolio - Florida (4)	Apr-15	May-17	22,000	22,000	21,895	Floating
Multifamily Portfolio - Florida (4)	Apr-15	May-17	15,500	15,500	15,426	Floating
Mixed Use - Various (4)	Jun-15	May-17	45,000	45,000	44,854	Floating
Hotel - Phoenix, AZ	Jun-15	Jul-25	25,000	25,000	25,000	Fixed
Hotel - Washington, DC (3)	Jun-15	Jul-17	20,000	20,000	19,934	Floating
Condo Development - New York, NY (6)	Jun-15	Jul-19	33,840	34,184	33,567	Floating
Condo Conversion - New York, NY (3)	Jul-15	Aug-18	50,000	52,418	51,941	Floating
Mixed Use - New York, NY (7)	Sept-15	Oct-18	30,000	30,000	29,785	Floating
Destination Resort - Various (8)	Sept-15	May-18	75,000	75,000	71,362	Floating
Multifamily - New York, NY (9)	Oct-15	Nov-18	55,000	55,000	54,558	Floating
Hotel - New York, NY (10)	Dec-15	Mar-17	50,000	50,000	49,522	Floating
Condo Pre-development - United Kingdom (10)	Dec-15	Sept-16	81,994	81,048	81,048	Floating
Total - Subordinate to third party commercial mortgage loans			$915,646	$912,678	$905,256
Total/Weighted Average			$964,955	$939,006	$931,351	11.34%

(1)	At December 31, 2015, this loan was pledged to secure borrowings under the JPMorgan Facility. See "Note 8 –Borrowings Under Repurchase Agreements" for a description of this facility.

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

The Company evaluates its loans for possible impairment on a quarterly basis. See “Note 5 – Commercial Mortgage Loans” for a summary of the metrics reviewed. The Company has determined that an allowance for loan loss was not necessary at March 31, 2016 or December 31, 2015.
Note 7 – Unconsolidated Joint Venture
In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ Limited Partnership (“Champ LP”) following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in KBC Bank Deutschland AG, the German subsidiary of Belgian KBC Group NV. Following the closing of the transaction, KBC Bank was renamed Bremer Kreditbank AG and operates under the name BKB Bank ("BKB Bank"). The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 (or $39,477). The Company committed to invest up to approximately €38,000 ($50,000). The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of Champ LP. Champ LP together with certain unaffiliated third party investors, in aggregate, own 100% of BKB Bank.
BKB Bank specializes in corporate banking and financial services for medium-sized German companies. It also provides professional real estate financing, acquisition finance, institutional asset management and private wealth management services for German high-net-worth individuals.
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an investment fund managed by Apollo Global Management, LLC (together with its subsidiaries, "Apollo") for €16,314 (or $20,794) (of which $2,614 related to foreign exchange losses which were previously included in accumulated other comprehensive loss), reducing its unfunded commitment to Champ LP to €3,229 (or $3,675).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in BKB Bank.
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
Note 8 – Borrowings Under Repurchase Agreements
At March 31, 2016 and December 31, 2015, the Company’s borrowings had the following debt balances, weighted average maturities and interest rates:

	March 31, 2016				December 31, 2015
	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate	Debt Balance	Weighted Average Remaining Maturity		Weighted Average Rate
UBS Facility borrowings	133,899	2.5 years	*	2.8%	133,899	2.7 years	*	2.8%	Fixed
DB Facility borrowings	276,868	2.0 years		3.7%	300,005	2.3 years		3.7%	**
JPMorgan Facility borrowings***	635,676	2.8 years		2.6%	445,942	3.1 years		2.6%	L+225 - 350
Goldman Loan	44,873	3.1 years		4.0%	45,928	3.3 years		3.8%	L+350
Total borrowings	$1,091,316	2.5 years		2.9%	$925,774	2.7 years		2.9%
 *Assumes extension options are exercised.
** Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.

***The debt balance as of March 31, 2016, includes $115,375 of borrowings that do not count toward the total maximum capacity under the JPMorgan Facility.

At March 31, 2016, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
UBS Facility borrowings *	$5,004	$128,895	$—	$—	$133,899
DB Facility borrowings	74,819	202,049	—	—	276,868
JPMorgan Facility borrowings	154,266	481,410	—	—	635,676
Goldman Loan	4,569	10,581	29,723	—	44,873
Total	$238,658	$822,935	$29,723	$—	$1,091,316
*Assumes extension option is exercised.
At March 31, 2016, the Company’s collateralized financings were comprised of borrowings outstanding under the UBS Facility, the DB Facility, the JPMorgan Facility and the Goldman Loan. The table below summarizes the outstanding balances at March 31, 2016, as well as the maximum and average balances for the three months ended March 31, 2016 for the Company's borrowings under repurchase agreements.

		For the three months ended March 31, 2016
	Balance at March 31, 2016	Maximum Month-End Balance	Average Month-End Balance
UBS Facility borrowings	133,899	133,899	$133,899
DB Facility borrowings	276,868	300,005	290,076
JPMorgan Facility borrowings	635,676	635,676	556,124
Goldman Loan	44,873	45,928	45,665
Total	$1,091,316
The Company was in compliance with the financial covenants under its repurchase agreements at March 31, 2016 and December 31, 2015.
Note 9 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At March 31, 2016, the March 2019 Notes had a carrying value of $140,845 and an unamortized discount of $2,905.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes", and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,615. At March 31, 2016, the August 2019 Notes had a carrying value of $107,772 and an unamortized discount of $3,228.
The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	55.9411	3/15/2019	2.96 years
August 2019 Notes	$111,000	5.50%	6.50%	55.9411	3/15/2019	2.96 years

(1)
Effective rate includes the effect of the adjustment for the conversion option (see footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2019 Notes converted.  The if-converted value of the 2019 Notes does not exceed their principal amount at March 31, 2016 since the closing market price of the Company’s common stock does not exceed the implicit conversion prices of $18.06 for the 2019 Notes.
 GAAP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $11,445 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2016. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period. The aggregate contractual interest expense was approximately $3,503 and $3,503 for the three months ended March 31, 2016 and 2015, respectively.  With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $876 and $844 for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, potential shares of common stock contingently issuable upon the conversion of the 2019 Notes were excluded from the calculation of diluted income per share of common stock because it is management's intent and the Company currently has the ability to settle the obligation in cash.
Note 10 - Federal Home Loan Bank of Indianapolis Membership
In February 2015, the Company's wholly owned subsidiary, ACREFI Insurance Services, LLC, was accepted for membership in the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, ACREFI Insurance Services, LLC has access to a variety of products and services offered by the FHLBI, including secured advances. As of March 31, 2016, ACREFI Insurance Services, LLC had not requested any advances from the FHLBI.
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
Upon termination of ACREFI Insurance Services, LLC's membership, FHLBI will be required to redeem at par value the FHLBI stock that had been purchased and held by ACREFI Insurance Services, LLC as a condition to membership in the FHLBI. At March 31, 2016, the Company had stock in the FHLBI totaling $8, which is included in other assets on the condensed consolidated balance sheet at March 31, 2016.
Note 11 – Participations Sold
Participations sold represent the interests in loans the Company originated and subsequently partially sold. The Company presents the participations sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. The income earned on the participation sold is recorded as interest income and an identical amount is recorded as interest expense on the Company's condensed consolidated statements of operations.
During January 2015, the Company closed a £34,519 (or $51,996) floating-rate mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. During February 2015, closed an additional £20,000 (or $30,672) and participated that balance to an investment fund affiliated with Apollo. At March 31, 2016, the participation had a face amount of £19,799 (or $28,432), a carrying amount of £19,799 (or $28,432) and a cash coupon of LIBOR plus 825 basis points.
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation and classified it as CMBS (Held-to-Maturity) on its condensed consolidated financial statements. At March 31, 2016, the participation had a face amount of $88,548, a carrying amount of $88,520 and a cash coupon of LIBOR plus 440 basis points.

Note 12 – Derivative Instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to the Company’s derivatives for the three months ended March 31, 2016 and 2015.

		Three months ended March 31,
	Location of Loss Recognized in Income	2016	2015
Forward currency contract	Gain (loss) on derivative instruments - unrealized	(1,310)	(3,044)
Forward currency contract	Gain (loss) on derivative instruments - realized	6,083	6,666
Interest rate caps	Loss on derivative instruments - unrealized	(70)	—
Total		$4,703	$3,622

The following table summarizes the gross asset amounts related to the Company's derivative instruments at March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Interest rate caps	$36	$—	36	$106	$—	106
Forward currency contract	$2,586	$(684)	1,902	$3,221	$—	3,221
Total derivative instruments	$2,622	$(684)	$1,938	$3,327	$—	$3,327

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
The current term of the Management Agreement expires on September 29, 2016 and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors in February 2016, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to seek termination of the Management Agreement. As described in "Note 16 -

Commitments and Contingencies", the Company also made payments to the Manager in accordance with its letter agreement with the Manager.
For the three months ended March 31, 2016, the Company incurred approximately $5,229 in base management fees. For the three months ended March 31, 2015, the Company incurred approximately $3,341 in base management fees. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three months ended March 31, 2016, the Company recorded expenses totaling $798 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. For the three months ended March 31, 2015, the Company recorded expenses totaling $636 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the condensed consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively, are approximately $5,229 and $5,297 for base management fees incurred but not yet paid.
Unconsolidated Joint Venture
In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in KBC Bank, the German subsidiary of Belgian KBC Group NV. KBC Bank was subsequently renamed Bremer Kreditbank AG. The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 (or $39,477). The Company committed to invest up to approximately €38,000 (or $50,000).
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,675).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.  The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB Bank.
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
The Company recognized stock-based compensation expense of $1,668 for the three months ended March 31, 2016, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $1,117 for the three months ended March 31, 2015, related to restricted stock and RSU vesting. The following table summarizes the activity related to restricted common stock and RSUs during the three months ended March 31, 2016:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at December 31, 2015		340,064	1,242,810
Cancelled upon delivery	January 2016	—	(318,160)	n/a	n/a	n/a
Forfeiture	January 2016	—	(1,667)	n/a	n/a	n/a
Grant	February 2016	—	47,028	$729	(1)	(1)
Grant	March 2016	—	5,095	$81	December 2016	December 2017
Outstanding at March 31, 2016		340,064	975,106

(1) These awards vest based upon the achievement of certain conditions.

Below is a summary of expected restricted common stock and RSU vesting dates as of March 31, 2016.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
April 2016	4,627	—	4,627
June 2016	—	543	543
July 2016	4,158	—	4,158
October 2016	4,158	—	4,158
December 2016	28,920	351,244	380,164
January 2017	3,737	—	3,737
April 2017	3,745	—	3,745
June 2017	—	544	544
July 2017	2,580	—	2,580
October 2017	2,577	—	2,577
December 2017	28,923	347,846	376,769
January 2018	1,330	—	1,330
April 2018	1,331	—	1,331
June 2018	—	544	544
December 2018	16,670	220,521	237,191
	102,756	921,242	1,023,998

At March 31, 2016, the Company had unrecognized compensation expense of approximately $1,564 and $14,297, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the three months ended March 31, 2016, the Company delivered 190,003 shares of common stock for 318,160 vested RSUs. The Company allows holders of RSUs to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the holder, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $2,348 for the three months ended March 31, 2016, and is included as a component of the capital decrease related to the Company's equity incentive plan in the condensed consolidated statement of changes in stockholders’ equity.
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
Dividends. For 2016, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.46

For 2016, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.5391
For 2016, the Company declared the following dividends on its 8.00% Fixed to Floating Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.5000

Note 16 – Commitments and Contingencies
Merger agreement.  On February 26, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Apollo Residential Mortgage, Inc., a Maryland corporation (“AMTG”), and Arrow Merger Sub, Inc., a Maryland corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), pursuant to which the Company will acquire AMTG for an aggregate purchase price equal to 89.25% of AMTG’s book value as of a future determination date, plus the assumption of $172,500 of AMTG’s 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (the “AMTG Preferred Stock”). The book value of AMTG, and therefore the actual purchase price payable, will be determined as of the date that is three business days prior to the date on which the definitive proxy statement relating to the merger transaction is mailed to the stockholders of AMTG (the “Pricing Date”), and will be subject to adjustment under certain circumstances. Upon the closing, holders of AMTG common stock will receive a combination of cash and shares of Company common stock. The aggregate number of shares of Company common stock issuable under the Merger Agreement is limited to 13,400,000 shares at a value of $16.75 per share, and the remainder of the consideration will be paid in cash. In addition, each share of AMTG Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of the Company’s preferred stock, which the Company expects will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.
The Merger Agreement and related transactions were approved by all of the members of the Company's Board of Directors (with the exception of Mark Biderman, who recused himself). Consummation of the merger transaction is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the merger transaction and the approval and adoption of the Merger Agreement by the holders of a majority of the shares of AMTG common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo Global Management, LLC. Company stockholder approval will not be required in connection with the transaction. On April 6, 2016, the Company filed with the SEC a registration statement on Form S-4 that includes a preliminary proxy statement/prospectus relating to the proposed transaction.
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

For additional details regarding the terms and conditions of the Merger Agreement, the arrangements with Athene and related matters, refer to the registration statement on Form S-4, which includes the preliminary proxy statement/prospectus filed with the SEC on April 6, 2016, and to the Merger Agreement and other documentation filed as exhibits thereto. After the registration statement has been declared effective by the SEC, a definitive proxy statement/prospectus will be filed and mailed to each AMTG stockholder. The proxy statement/prospectus contains additional information regarding the proposed transaction, including risks associated with the proposed transaction.
Legal Proceedings. From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.
After the announcement of the execution of the Merger Agreement, two putative class action lawsuits challenging the proposed merger, captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City, Maryland on March 7 and March 21, 2016, respectively. The complaints name as defendants the Company, Merger Sub, AMTG, the board of directors of AMTG (the “AMTG Board”), and Apollo Global Management, LLC and allege, among other things, that the members of the AMTG Board breached their fiduciary duties to AMTG’s stockholders. The complaints further allege, among other things, that the proposed merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. The complaints also allege that the Company, Merger Sub, and Apollo Global Management, LLC aided and abetted those alleged breaches of fiduciary duty. The complaints seek, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the mergers, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On April 12, 2016, counsel for the parties filed with the Court a stipulation and proposed order of consolidation and appointment of interim lead counsel in both actions, which provides that plaintiffs will file an amended complaint by April 20, 2016. On April 20, 2016, counsel for the parties filed an amended stipulation and proposed order, which provides that plaintiffs will file an amended complaint by April 27, 2016. The defendants believe that the claims asserted in the complaints are without merit and intend to vigorously defend the lawsuits.
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
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,675).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in BKB Bank.
Loan Commitments. As described in "Note 5 - Commercial Mortgage Loans" and "Note 6 - Subordinate Loans", respectively, at March 31, 2016, the Company had $108,883 of unfunded commitments related to its commercial mortgage loan portfolio and $99,850 of unfunded commitments related to its subordinate loan portfolio.
Note 17 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the condensed consolidated balance sheet at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$23,035	$23,035	$67,415	$67,415
Restricted cash	55,781	55,781	30,127	30,127
Securities, held-to-maturity	152,451	152,483	153,193	153,230
Commercial first mortgage loans	1,173,185	1,180,472	994,301	999,517
Subordinate loans	930,401	937,922	931,351	939,545
Borrowings under repurchase agreements	(1,083,665)	(1,084,091)	(918,421)	(918,567)
Convertible senior notes, net	(248,617)	(257,147)	(248,173)	(253,986)
Participations sold	(116,952)	(116,970)	(118,201)	(118,226)

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
The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Numerator:
Net income	$18,616	$25,513
Preferred dividends	(5,815)	(1,860)
Net income available to common stockholders	12,801	23,653
Dividends declared on common stock	(30,997)	(25,702)
Dividends on participating securities	(449)	(261)
Net income (loss) attributable to common stockholders	$(18,645)	$(2,310)
Denominator:
Basic weighted average shares of common stock outstanding	67,385,191	49,563,822
Diluted weighted average shares of common stock outstanding	68,327,718	50,171,687
Basic and diluted net income per weighted average share of common stock
Distributable Earnings	$0.46	$0.52
Undistributed income (loss)	$(0.28)	$(0.05)
Basic and diluted net income per share of common stock	$0.18	$0.47
For the three months ended March 31, 2016 and 2015, respectively, 942,526 and 607,865 unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
Note 19 – Subsequent Events
Investment Activity. During April 2016, the Company funded $7,388 related to previously closed loans.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands—except share and per share data)
FORWARD-LOOKING INFORMATION
The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including repurchase agreement financing, financing through the FHLBI and securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; the Company’s continued maintenance of its qualification as a REIT for U.S. federal income tax purposes; the Company’s continued exclusion from registration under the Investment Company Act of 1940, as amended; the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s present and potential future competition; risks associated with the ability and timing to consummate the proposed merger transaction with Apollo Residential Mortgage, Inc. and whether any terms may change; the risk that the anticipated benefits from the mergers and related transactions may not be realized or may take longer to realize than expected; and unexpected costs or unexpected liabilities, including those related to litigation, that may arise from the proposed mergers and related transactions, whether or not consummated.
The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. See “Item 1A - Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The Company is a Maryland corporation that has elected to be taxed as a REIT for U.S. federal income tax purposes. The Company primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, CMBS and other commercial real estate-related debt investments. These asset classes are referred to as the Company’s target assets.
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $170 billion as of December 31, 2015.

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
During and immediately following the financial crisis, due to the prevalence of lenders granting extensions across the commercial mortgage loan industry, the demand for new capital to refinance maturing commercial mortgage debt was somewhat tempered.  This trend has largely abated as many borrowers refinance legacy loans and pursue new acquisitions. It is important to note that while the Federal Reserve elected to increase the target federal funds rate in December 2015, there have been no additional increases since December and the historically low interest rate environment is expected to persist and remain attractive to borrowers, continuing to drive significant refinancing and acquisition activity across all property types during the remainder of 2016.
New-issue CMBS volume continued to grow in 2015 with total issuance in the United States of approximately $101 billion, a 7% increase from the approximately $94 billion issued during the prior year.  Despite the robust issuance in 2015, current volumes of CMBS issuance are still moderate relative to the peak of the market, which saw more than $229 billion in CMBS issuance in 2007, creating significant opportunities for non-CMBS lenders such as the Company. Overall fixed-income market volatility in the first quarter of 2016 may have created some uncertainty in the CMBS markets. Furthermore, the credit risk retention requirements under the Dodd-Frank Act that take effect in December 2016 require sponsors to retain economic interests in the commercial property loans they securitize and sell to third party investors, creating uncertainty relating to how CMBS lenders will adjust to the new regulations. As a likely sign of this uncertainty, 2016 year-to-date issuance has been subdued. As of the end of the first quarter, issuance in the United States is approximately $19 billion, a significant decrease over first quarter issuance in the United States of approximately $27 billion in 2015.
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
Critical Accounting Policies
A summary of the Company’s accounting policies is set forth in its Annual Report on Form 10-K for the year ended December 31, 2015 under “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.”
Financial Condition and Results of Operations
All non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Investments
The following table sets forth certain information regarding the Company’s investments at March 31, 2016:

Description	Face Amount	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years) (1)	Equity at cost (2)	Current Weighted Average Underwritten IRR (3)	Levered Weighted Average Underwritten IRR (3)
First mortgages	$1,180,643	$1,173,185	8.0%	2.9	$680,549	2.7%	2.8	$492,636	17.4%	18.2%
Subordinate loans (4)	909,021	901,969	11.6	3.7	—	—	—	901,969	13.0	13.2
CMBS, held-to-maturity (5)	63,952	63,931	11.5	3.1	—	—	—	63,931	11.5	11.5
CMBS	505,134	498,630	6.6	1.4	410,767	3.4	2.2	143,644	12.0	12.0
Total/Weighted Average	$2,658,750	$2,637,715	9.1%	2.9	$1,091,316	2.9%	2.5	$1,602,180	14.2%	14.5%

(1)	Assumes extension options are exercised. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Company's repurchase agreements.

(2)	CMBS includes $55,781 of restricted cash related to the UBS Facility.

(3)
Internal rate of return ("IRR") is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. The underwritten IRR for the investments shown in the above table reflect the returns underwritten by the Manager, taking into account leverage and calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings remains constant over the remaining term. With respect to certain loans, the underwritten IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Item 1A-Risk Factors-The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table or elsewhere in this quarterly report over time.

(4)
Subordinate loans are net of a participation sold during February 2015. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At March 31, 2016, the Company had one such participation sold with a carrying amount of £19,799 (or $28,432).

(5)
CMBS (Held-to-Maturity) are net of a participation sold during June 2014. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At March 31, 2016, the Company had one such participation sold with a face amount of $88,548 and a carrying amount of $88,520.

Investment Activity
In January 2016, the Company closed a $220,000 first mortgage loan, $177,500 of which was funded, secured by 16 existing retail and office properties for redevelopment located in the Design District neighborhood of Miami, Florida. A portion of the first funding of the loan was used to refinance a $33,000 first mortgage loan the Company originated to the borrower in June 2015, and for the acquisition of two additional parcels. The floating-rate loan has a two-year initial term with a one-year extension option followed by a six-month extension option. The first mortgage loan has a loan-to-cost of 65% and has been underwritten to generate a levered IRR of approximately 15%.
In February 2016, the Company closed a $77,000 mezzanine loan, $21,888 of which was funded at closing, for the redevelopment and conversion of an existing commercial property into 139 luxury condominiums located in the Tribeca neighborhood of New York City. The floating-rate loan has a 42-month initial term with a one-year extension option followed by a six-month extension option and is part of a $411,000 financing consisting of a $334,000 first mortgage loan and the Company’s $77,000 mezzanine loan. The mezzanine loan has an appraised loan-to-net sellout of 57% and has been underwritten to generate an IRR of approximately 14%.
In March 2016, the Company closed a $31,000  first mortgage loan, $28,500 of which was funded at closing, for the predevelopment of an existing office property located in the South End neighborhood of Boston. The floating-rate loan has a two-year initial term with one six-month extension option. The first mortgage loan has a loan-to-cost of 60% and has been underwritten to generate a levered IRR of approximately 16%.
During 2016, the Company funded additional investments of $17,421 related to previously closed loans.
Net Income Available to Common Stockholders
For the three months ended March 31, 2016, the Company’s net income available to common stockholders was $12,801, or $0.18 per share. For the three months ended March 31, 2015, the Company’s net income available to common stockholders was $23,653, or $0.47 per share.
Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015	Change (amount)	Change (%)
Interest income from:
Securities	$8,049	$8,287	$(238)	(2.9)%
Securities, held to maturity	2,896	3,045	(149)	(4.9)%
Commercial mortgage loans	21,127	10,094	11,033	109.3%
Subordinate loans	29,375	18,610	10,765	57.8%
Interest expense	(14,642)	(11,482)	(3,160)	27.5%
Net interest income	$46,805	$28,554	$18,251	63.9%
Net interest income for the three months ended March 31, 2016, increased $18,251, or 63.9%, from the same period in 2015. The increase is primarily the result of the overall growth in the Company's investable capital as stockholders' equity increased from $855,069 at December 31, 2015 to $1,357,050 at March 31, 2016.
Interest income related to securities for the three months ended March 31, 2016, decreased $238, or 2.9%, from the same period in 2015. The decrease is attributable to the sale of CMBS with an amortized cost of $24,038 during 2015 and the repayment of $8,735 of CMBS during 2015. The Company did not purchase any CMBS during 2016 or 2015.
Interest income related to securities, held-to-maturity for the three months ended March 31, 2016, decreased $149, or 4.9%, from the same period in 2015. The decrease is attributable to the repayment of $1,750 of securities, held-to-maturity during 2015.
The increase in interest income related to commercial mortgage loans for the three months ended March 31, 2016, of $11,033, or 109.3%, from the same period in 2015, is primarily attributable to the funding of $637,582 of commercial mortgage loans during 2015 net of repayments of $105,618 and, to a lesser extent, the funding of $178,575 of commercial mortgage loans during 2016 net of repayments of $14,824.
The increase in interest income related to subordinate loans for the three months ended March 31, 2016, of $10,765, or 57.8%, from the same period in 2015 is primarily attributable to the funding of $693,157 of subordinate loans during 2015 net of repayments of $242,898 and, to a lesser extent, the funding of $27,600 of subordinate loans during 2016 net of repayments of $19,829.
Interest expense for the three months ended March 31, 2016, increased $3,160, or 27.5%, from the same period in 2015. The increase in interest expense was attributable to the increase in the average balance of the Company’s borrowings under repurchase agreements from $661,405 for the three months ended March 31, 2015 to $1,025,764 for the three months ended March 31, 2016. This was partially offset by a decrease in the weighted average cost of funds from 3.1% at March 31, 2015 to 2.9% at March 31, 2016.

Operating Expenses
The following table sets forth the Company’s operating expenses for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015	Change (amount)	Change (%)
General and administrative expense	$6,517	$1,238	$5,279	426.4%
Stock-based compensation expense	1,668	1,117	551	49.3%
Management fee expense	5,229	3,341	1,888	56.5%
Total operating expense	$13,414	$5,696	$7,718	135.5%
General and administrative expense for the three months ended March 31, 2016, increased $5,279, or 426.4%, from the same period in 2015. The increase is primarily attributable to $5,073 of expenses related to the Company's proposed merger with AMTG and related transactions.
Stock-based compensation expense for the three months ended March 31, 2016, increased $551, or 49.3%, from the same period in 2015. The increase is primarily attributable to the grant of 656,425 RSUs in December 2015. This was partially offset by the delivery of 318,160 RSUs in January 2016. Share-based payments are discussed further in the accompanying condensed consolidated financial statements, “Note 14—Share-Based Payments.”
Management fee expense for the three months ended March 31, 2016, increased $1,888, or 56.5%, from the same period in 2015. The increase is primarily attributable to an increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering completed in March 2015 and September 2015. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying condensed consolidated financial statements, “Note 13—Related Party Transactions.”
Realized and Unrealized Gain/Loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS, non U.S. dollar denominated loans and derivative instruments are included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2016 and 2015:

		Three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2016	2015
Securities	Unrealized gain (loss) on securities	$(15,074)	$3,409
Foreign currency	Foreign currency gain (loss)	(4,474)	(3,944)
Forward currency contract	Gain (loss) on derivative instruments - unrealized	(1,310)	(3,044)
Interest rate caps	Loss on derivative instruments - unrealized	$(70)	$—
Total		$(20,928)	$(3,579)

The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivatives are recorded directly in earnings.
For the three months ended March 31, 2016, the Company recognized an unrealized gain (loss) on securities of $(15,074). For the three months ended March 31, 2015, the Company recognized an unrealized gain (loss) on securities of $3,409. These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
Dividends
Dividends. For the three months ended March 31, 2016, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.46

For the three months ended March 31, 2016, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.5391
For the three months ended March 31, 2016, the Company declared the following dividends on its Series B Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.5000

Subsequent Events
Investment Activity. During April 2016, the Company funded $7,388 related to previously closed loans.
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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at March 31, 2016. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
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

As of March 31, 2016, the Company had $635,676 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans. The amount of borrowings outstanding as of March 31, 2016 includes $115,375 of borrowings that do not count toward the total maximum capacity under the JPMorgan Facility.
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
As of March 31, 2016, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
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
Additionally, depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The DB Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
As of March 31, 2016, the Company had $276,868 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
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
As of March 31, 2016, the Company had $44,873 of borrowings outstanding under the Goldman Loan secured by a commercial mortgage loan held by the Company.

Convertible Senior Notes
In 2014, the Company issued in two offerings $254,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019, for which the Company received aggregate net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $248,652.

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
On September 21, 2015, the Company completed a private placement of 8,823,529 shares of its common stock at a price of $17.00 per share and 8,000,000 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock (the "Series B Preferred Stock") with a liquidation preference of $25.00 per share at a price of $24.71 per share. The aggregate net proceeds from the common and Series B Preferred Stock private placement completed on September 21, 2015 were approximately $346,854 after deducting the $500 placement agent fee paid to Apollo Global Securities, LLC acting as placement agent in this transaction and estimated offering expenses payable by the Company.
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of cash available, which was $23,035 as of March 31, 2016, principal and interest payments the Company receives on its portfolio of assets, as well as available borrowings under its repurchase agreements. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. At March 31, 2016, $79,699 of borrowing capacity under the JPMorgan Facility was available. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities.
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

Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of March 31, 2016 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
UBS Facility borrowings **	8,692	130,368	—	—	139,060
DB Facility borrowings	83,812	206,563	—	—	290,375
JPMorgan Facility borrowings *	169,364	497,810	—	—	667,174
Goldman Loan *	6,263	13,334	29,723	—	49,320
Total	$268,131	$848,075	$29,723	$—	$1,145,929

*	Assumes current LIBOR of 0.176% for interest payments due under the JPMorgan Facility and the Goldman Loan.
**    Assumes extension options are exercised.

Merger agreement.  On February 26, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AMTG and the Merger Sub, pursuant to which the Company will acquire AMTG for an aggregate purchase price equal to 89.25% of AMTG’s book value as of a future determination date, plus the assumption of $172,500 of AMTG Preferred Stock. The book value of AMTG, and therefore the actual purchase price payable, will be determined as of the date that is three business days prior to the Pricing Date, the date on which the definitive proxy statement relating to the merger transaction is mailed to the stockholders of AMTG, and will be subject to adjustment under certain circumstances. Upon the closing, holders of AMTG common stock will receive a combination of cash and shares of Company common stock. The aggregate number of shares of Company common stock issuable under the Merger Agreement is limited to 13,400,000 shares at a value of $16.75 per share, and the remainder of the consideration will be paid in cash. In addition, each share of AMTG Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of the Company’s preferred stock, which the Company expects will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.
The Merger Agreement and related transactions were approved by all of the members of the Company's Board of Directors (with the exception of Mark Biderman, who recused himself). Consummation of the merger transaction is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the merger transaction and the approval and adoption of the Merger Agreement by the holders of a majority of the shares of AMTG common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo Global Management, LLC. Company stockholder approval will not be required in connection with the transaction. On April 6, 2016, the Company filed with the SEC a registration statement on Form S-4 that includes a preliminary proxy statement/prospectus relating to the proposed transaction.
Arrangements with Athene.  In connection with financing the transactions contemplated by the Merger Agreement, on February 26, 2016 the Company entered into certain arrangements with certain subsidiaries of Athene Holding Ltd., an insurance holding company whose operating subsidiaries’ business is primarily issuing and reinsuring retirement savings products. The arrangements include (i) a bridge loan commitment from Athene USA Corporation, pursuant to which Athene has committed to provide the Company with up to $200,000 of term loans to consummate the merger transaction, (ii) an asset purchase agreement which provides that, promptly following the closing of the merger transaction, the Company will sell to Athene up to approximately $1,200,000 (subject to increase or decrease in certain circumstances) of primarily non-Agency Residential Mortgage Backed Securities at a price to be set (based on a pre-agreed methodology) as of the Pricing Date, and (iii) a stock purchase agreement, under which Athene has committed to purchase, during a specified period of time following the closing of the merger transaction, up to $20,000 (subject to reduction in certain circumstances) of Company common stock in the open market at the then-current market price if the quoted price of a share of Company common stock on the New York Stock Exchange at any time during such period is less than $16.75 (which is the value per share at which the Company common stock is to be issued to holders of AMTG common stock in the merger).
Letter Agreement with the Manager.  Concurrently with the execution of the Merger Agreement, the Company entered into a Letter Agreement with the Manager, pursuant to which the Manager has agreed to perform such services and activities as may be necessary to enable the Company to consummate the merger transaction. In consideration of the services provided and to be provided to the Company by the Manager in connection with the merger transaction and the process leading to the merger transaction, the Company agreed to pay the Manager an aggregate amount of up to $500, in monthly installments of $150 payable on the first of each calendar month between the execution of the Merger Agreement and the closing of the merger transaction. Upon consummation of the merger transaction, an additional amount (based on an agreed formula) will be added to Stockholders’ Equity (as defined in the Management Agreement) for purposes of calculating the amount of the management fee payable to the Manager under the Management Agreement. In addition, the Manager acknowledged that, as a result of the merger transaction, the AMTG Management Agreement, will be assigned to the Company and, following the merger transaction, any management fees paid by the Company to ARM Manager, LLC pursuant to the AMTG Management Agreement will offset, and therefore reduce (but not below zero), the Company’s obligation to pay corresponding management fees to the Manager.
For additional details regarding the terms and conditions of the Merger Agreement, the arrangements with Athene and related matters, refer to the registration statement on Form S-4, which includes the preliminary proxy statement/prospectus filed with the SEC on April 6, 2016, and to the Merger Agreement and other documentation filed as exhibits thereto. After the registration statement has been declared effective by the SEC, a definitive proxy statement/prospectus will be filed and mailed to each AMTG stockholder. The proxy statement/prospectus contains additional information regarding the proposed transaction, including risks associated with the proposed transaction.
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
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for €16,314 (or $20,794), reducing its unfunded commitment to Champ LP to €3,229 (or $3,675).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 11% in Bremer Kreditbank AG, which operates under the name BKB Bank.
Loan Commitments. At March 31, 2016, the Company had $108,883 of unfunded commitments related to its commercial mortgage loan portfolio and $99,850 of unfunded commitments related to its subordinate loan portfolio.
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

Non-GAAP Financial Measures
Operating Earnings
For the three months ended March 31, 2016, the Company’s Operating Earnings were $29,819, or $0.44 per share. For the three months ended March 31, 2015, the Company’s Operating Earnings were $22,222, or $0.44 per share. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined by the Company as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains or loss and (v) the non-cash amortization expense related to the reclassification of a portion of the convertible senior notes to stockholders’ equity in accordance with GAAP.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended March 31,
	2016	2015
Net income available to common stockholders	$12,801	$23,653
Adjustments:
Income from unconsolidated joint venture	(68)	—
Equity-based compensation expense	1,668	1,117
Unrealized (gain) loss on securities	15,074	(3,409)
Unrealized (gain) loss on derivative instruments	(4,703)	(3,622)
Foreign currency (gain) loss	4,474	3,944
Amortization of the 2019 Notes related to equity reclassification	573	539
Total adjustments:	17,018	(1,431)
Operating Earnings	$29,819	$22,222
Basic and diluted Operating Earnings per share of common stock	$0.44	$0.44
Basic weighted average shares of common stock outstanding	67,385,191	49,563,822
Diluted weighted average shares of common stock outstanding	68,327,718	50,171,687

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
At March 31, 2016, all of the Company’s borrowings outstanding under the Goldman Loan, the JPM Facility and participations sold were floating-rate borrowings. At March 31, 2016, the Company also had floating rate assets with a face amount of $1,921,579, resulting in net variable rate exposure of $1,187,702. A 50 basis point increase in LIBOR would increase the quarterly net interest income related to the $1,187,702 in variable rate exposure by approximately $1,485. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended March 31, 2016, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
After the announcement of the execution of the Merger Agreement, two putative class action lawsuits challenging the proposed merger, captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City, Maryland on March 7 and March 21, 2016, respectively. The complaints name as defendants the Company, Merger Sub, AMTG, the board of directors of AMTG (the “AMTG Board”), and Apollo Global Management, LLC and allege, among other things, that the members of the AMTG Board breached their fiduciary duties to AMTG’s stockholders. The complaints further allege, among other things, that the proposed merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. The complaints also allege that the Company, Merger Sub, and Apollo Global Management, LLC aided and abetted those alleged breaches of fiduciary duty. The complaints seek, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the mergers, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On April 12, 2016, counsel for the parties filed with the Court a stipulation and proposed order of consolidation and appointment of interim lead counsel in both actions, which provides that plaintiffs will file an amended complaint by April 20, 2016. On April 20, 2016, counsel for the parties filed an amended stipulation and proposed order, which provides that plaintiffs will file an amended complaint by April 27, 2016. On April 21, 2016, the Court scheduled a May 6, 2016 hearing on consolidation and the appointment of lead counsel. The defendants believe that the claims asserted in the complaints are without merit and intend to vigorously defend the lawsuits.
ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Company's registration statement on Form S-4 (Registration No. 333-210632). There have been no material changes to the Company’s risk factors during the three months ended March 31, 2016 other than the risk factors disclosed in the Company's registration statement on Form S-4 (Registration No. 333-210632).
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of February 26, 2016, by and among Apollo Commercial Real Estate Finance, Inc., Arrow Merger Sub, Inc. and Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on February 26, 2016 (File No.: 001-34452).

2.2
Asset Purchase and Sale Agreement, dated as of February 26, 2016, by and among Apollo Commercial Real Estate Finance, Inc., Athene Annuity & Life Assurance Company and Athene Annuity and Life Company, incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K filed on February 26, 2016 (File No.: 001-34452).

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

3.4	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-4 (Registration No. 333-210632).

4.1	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

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

10.1
Stock Purchase Agreement, dated as of February 26, 2016, by and between Apollo Commercial Real Estate Finance, Inc. and Athene USA Corporation, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 26, 2016 (File No.: 001-34452).

10.2
Commitment Letter, dated as of February 26, 2016, by and among Athene USA Corporation, Apollo Commercial Real Estate Finance, Inc. and Arrow Merger Sub, Inc., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 26, 2016 (File No.: 001-34452).

10.3
Letter Agreement, dated as of February 26, 2016 by and among Apollo Commercial Real Estate Finance, Inc., ACREFI Operating, LLC and ACREFI Management, LLC, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on February 26, 2016 (File No.: 001-34452).

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

April 27, 2016

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Megan B. Gaul
Megan B. Gaul
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of February 26, 2016, by and among Apollo Commercial Real Estate Finance, Inc., Arrow Merger Sub, Inc. and Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on February 26, 2016 (File No.: 001-34452).

2.2
Asset Purchase and Sale Agreement, dated as of February 26, 2016, by and among Apollo Commercial Real Estate Finance, Inc., Athene Annuity & Life Assurance Company and Athene Annuity and Life Company, incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K filed on February 26, 2016 (File No.: 001-34452).

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

3.4	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-4 (Registration No. 333-210632).

4.1	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

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

10.1
Stock Purchase Agreement, dated as of February 26, 2016, by and between Apollo Commercial Real Estate Finance, Inc. and Athene USA Corporation, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 26, 2016 (File No.: 001-34452).

10.2
Commitment Letter, dated as of February 26, 2016, by and among Athene USA Corporation, Apollo Commercial Real Estate Finance, Inc. and Arrow Merger Sub, Inc., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 26, 2016 (File No.: 001-34452).

10.3
Letter Agreement, dated as of February 26, 2016 by and among Apollo Commercial Real Estate Finance, Inc., ACREFI Operating, LLC and ACREFI Management, LLC, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on February 26, 2016 (File No.: 001-34452).

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