Form 10-Q
period 2016-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2016-07-28
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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
As of July 28, 2016, there were 67,402,601 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	June 30, 2016	December 31, 2015
Assets:
Cash	$38,631	$67,415
Restricted cash	67,438	30,127
Securities, at estimated fair value	452,704	493,149
Securities, held-to-maturity	151,726	153,193
Commercial mortgage loans, held for investment	1,278,034	994,301
Subordinate loans, held for investment	923,159	931,351
Investment in unconsolidated joint venture	23,571	22,583
Derivative assets	15,342	3,327
Interest receivable	19,185	16,908
Other assets	9,297	236
Total Assets	$2,979,087	$2,712,590
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements (net of deferred financing costs of $8,160 and $7,353 in 2016 and 2015, respectively)	$1,217,935	$918,421
Convertible senior notes, net	249,069	248,173
Participations sold	114,387	118,201
Accounts payable and accrued expenses	24,504	9,246
Payable to related party	5,242	5,297
Dividends payable	36,427	37,828
Total Liabilities	1,647,564	1,337,166
Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A Preferred stock, 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference) in 2016 and 2015	35	35
Series B Preferred stock, 8,000,000 shares issued and outstanding ($200,000 aggregate liquidation preference) in 2016 and 2015	80	80
Common stock, $0.01 par value, 450,000,000 shares authorized, 67,402,311 and 67,195,252 shares issued and outstanding in 2016 and 2015, respectively	674	672
Additional paid-in-capital	1,411,420	1,410,138
Accumulated deficit	(77,939)	(32,328)
Accumulated other comprehensive loss	(2,747)	(3,173)
Total Stockholders’ Equity	1,331,523	1,375,424
Total Liabilities and Stockholders’ Equity	$2,979,087	$2,712,590

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net interest income:
Interest income from securities	$7,607	$8,265	$15,656	$16,553
Interest income from securities, held to maturity	2,826	3,349	5,722	6,394
Interest income from commercial mortgage loans	24,140	11,968	45,267	22,061
Interest income from subordinate loans	28,067	21,152	57,442	39,762
Interest expense	(15,722)	(11,917)	(30,364)	(23,399)
Net interest income	46,918	32,817	93,723	61,371
Operating expenses:
General and administrative expenses (includes $1,938 and $3,606 of equity based compensation in 2016 and $821 and $1,939 in 2015, respectively)	(4,922)	(2,059)	(13,104)	(4,414)
Management fees to related party	(5,242)	(3,887)	(10,471)	(7,228)
Total operating expenses	(10,164)	(5,946)	(23,575)	(11,642)
Income from unconsolidated joint venture	59	384	127	384
Other income	22	6	25	16
Provision for loan losses	(15,000)	—	(15,000)	—
Realized loss on sale of securities	—	—	—	(443)
Unrealized gain (loss) on securities	(11,728)	(2,273)	(26,802)	1,136
Foreign currency gain (loss)	(13,082)	2,867	(17,557)	5,588
Gain (loss) on derivative instruments (includes unrealized gains(losses) of $13,408 and $12,026 in 2016 and $(3,197) and $(6,241) in 2015, respectively)	13,313	(3,197)	18,015	(6,241)
Net income	10,338	24,658	28,956	50,169
Preferred dividends	$(5,860)	$(1,860)	$(11,675)	$(3,720)
Net income available to common stockholders	4,478	22,798	17,281	46,449
Basic and diluted net income per share of common stock	$0.06	$0.39	$0.24	$0.85
Basic weighted average shares of common stock outstanding	67,402,311	58,429,155	67,393,751	54,020,978
Diluted weighted average shares of common stock outstanding	68,374,557	59,022,217	68,351,137	54,621,401
Dividend declared per share of common stock	$0.46	$0.44	$0.92	$0.88

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income available to common stockholders	$4,478	$22,798	$17,281	$46,449
Change in net unrealized gain (loss) on securities available-for-sale	—	—	—	678
Foreign currency translation adjustment	(492)	738	426	(360)
Comprehensive income	$3,986	$23,536	$17,707	$46,767

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Shares	Par	Shares	Par				Total
Balance at January 1, 2016	11,450,000	$115	67,195,252	$672	$1,410,138	$(32,328)	$(3,173)	$1,375,424
Capital increase related to Equity Incentive Plan	—	—	190,003	2	1,251	—	—	1,253
Issuance of restricted common stock	—	—	17,056	*	—	—	—	—
Offering costs	—	—	—	—	31	—	—	31
Net income	—	—	—	—	—	28,956	—	28,956
Change in other comprehensive loss	—	—	—	—	—	—	426	426
Dividends on common stock	—	—	—	—	—	(62,892)	—	(62,892)
Dividends on preferred stock	—	—	—	—	—	(11,675)	—	(11,675)
Balance at June 30, 2016	11,450,000	$115	67,402,311	$674	$1,411,420	$(77,939)	$(2,747)	$1,331,523

* Rounds to zero

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flows provided by operating activities:
Net income	$28,956	$50,169
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion) on assets, net	(4,445)	(5,040)
Amortization of deferred financing costs	2,038	1,377
Equity-based compensation	1,258	1,817
Unrealized (gain) loss on securities	26,802	(1,136)
Provision for loan losses	15,000	—
Income from unconsolidated joint venture	(127)	(384)
Foreign currency (gain) loss	17,559	(2,329)
Realized (gain) loss on derivative instruments	(5,989)	—
Unrealized (gain) loss on derivative instruments	(12,026)	6,241
Realized (gain) loss on sale of security	—	443
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(16,888)	(12,328)
Other assets	(9,117)	371
Accounts payable and accrued expenses	2,124	644
Payable to related party	(55)	650
Net cash provided by operating activities	45,090	40,495
Cash flows used in investing activities:
Funding of commercial mortgage loans	(313,607)	(270,182)
Funding of subordinate loans	(40,920)	(278,929)
Funding of unconsolidated joint venture	(362)	(3,929)
Funding of other assets	—	(8)
Funding of derivative instruments	—	(327)
Proceeds on settlements of derivative instruments	5,989	—
Increase in collateral held related to derivative contracts	13,210	—
Increase in restricted cash related to financing activities	(37,310)	(4,420)
Proceeds from sale of securities available-for-sale	—	17,291
Proceeds from sale of securities at estimated fair value	—	6,338
Proceeds from sale of investment in unconsolidated joint venture	—	20,794
Principal payments received on securities at estimated fair value	14,545	32
Principal payments received on securities, held-to-maturity	1,500	250
Principal payments received on commercial mortgage loans	36,044	28,474
Principal payments received on subordinate loans	26,538	24,435
Principal payments received on other assets	51	125
Net cash used in investing activities	(294,322)	(460,056)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	193,430
Payment of offering costs	(45)	(279)
Proceeds from repurchase agreement borrowings	380,458	456,017
Repayments of repurchase agreement borrowings	(80,137)	(199,860)
Proceeds from participations sold	—	30,484
Repayments of participations sold	(1,013)	(220)
Payment of deferred financing costs	(2,846)	(2,830)
Dividends on common stock	(63,183)	(45,254)
Dividends on preferred stock	(12,786)	(3,720)
Net cash provided by financing activities	220,448	427,768
Net decrease in cash and cash equivalents	(28,784)	8,207
Cash and cash equivalents, beginning of period	67,415	40,641
Cash and cash equivalents, end of period	$38,631	$48,848
Supplemental disclosure of cash flow information:
Interest paid	$26,991	$20,186
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$36,427	$27,694
Offering costs payable	$220	$65

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. The Company's results of operations for the quarterly period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period.
The Company currently operates in one business segment.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance which broadly amends the accounting guidance for revenue recognition. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is currently assessing the impact that this accounting guidance will have on the Company's condensed consolidated financial statements when adopted.
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
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. The Company adopted this guidance and applied its provisions retrospectively. This resulted in the reclassification of unamortized deferred financing costs from deferred financing costs, net to reductions in borrowings under repurchase agreements of $8,160 and $7,353 for the period ended June 30, 2016 and December 31, 2015 respectively. Other than this reclassification, the adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” or ASU 2016-09. ASU 2016-09 requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes than is permitted under current guidance without triggering liability accounting. Finally, the guidance allows a policy election to account for employee forfeitures as they occur. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for any entity in any interim or annual period. The Company is currently assessing the impact that this accounting guidance will have on the Company's condensed consolidated financial statements when adopted.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statements when adopted.

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
The estimated fair value of the CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. The Company believes that these dealers who are usually market makers in these securities utilize various valuation techniques and inputs including, but not limited to, observable trades, discounted cash flow, market yield and duration to price these securities. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information. The estimated fair values of the Company’s securities are based on observable market parameters and are classified as Level II in the fair value hierarchy. In accordance with GAAP, the Company elects the fair value option for these securities at the date of purchase in order to allow the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings in order to reflect the performance of investment in a timely manner.
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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of June 30, 2016 and December 31, 2015:

	Fair Value as of June 30, 2016				Fair Value as of December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Fair Value Option)	$—	$452,704	$—	$452,704	$—	$493,149	$—	$493,149
Derivative instruments	—	15,342	—	15,342	—	3,327	—	3,327
Total	$—	$468,046	$—	$468,046	$—	$496,476	$—	$496,476

Note 4 – Debt Securities
At June 30, 2016, all of the Company's CMBS (Fair Value Option) were pledged to secure borrowings under the Company’s master repurchase agreements with UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). See "Note 8 - Borrowings Under Repurchase Agreements" for further information regarding these facilities.
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
The amortized cost and estimated fair value of the Company’s debt securities at June 30, 2016 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	$497,143	$490,601	$1,149	$(39,046)	$452,704
CMBS (Held-to-Maturity)	151,750	151,726	—	—	151,726
Total	$648,893	$642,327	$1,149	$(39,046)	$604,430

The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2015 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	$511,482	$504,253	$2,614	$(13,718)	$493,149
CMBS (Held-to-Maturity)	153,250	153,193	—	—	153,193
Total	$664,732	$657,446	$2,614	$(13,718)	$646,342
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
The overall statistics for the Company’s CMBS (Fair Value Option) investments calculated on a weighted average basis assuming no early prepayments or defaults as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Credit Ratings *	B+ - D	BB-D
Coupon	5.9%	5.9%
Yield	5.9%	6.5%
Weighted Average Life	1.2 years	1.6 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.
The percentage vintage, property type and location of the collateral securing the CMBS (Fair Value Option) investments calculated on a weighted average basis as of June 30, 2016 and December 31, 2015 are as follows:

Vintage	June 30, 2016	December 31, 2015
2005	6.7%	8.3%
2006	20.4	20.0
2007	63.6	62.4
2008	9.3	9.3
Total	100.0%	100.0%

Property Type	June 30, 2016	December 31, 2015
Office	34.2%	32.0%
Retail	29.9	30.2
Multifamily	13.5	13.5
Other *	22.4	24.3
Total	100.0%	100.0%
 *    No other individual category comprises more than 10% of the total.

Location	June 30, 2016	December 31, 2015
South Atlantic	22.1%	23.0%
Middle Atlantic	16.5	18.1
Pacific	17.2	17.8
East North Central	11.4	12.5
Other *	32.8	28.6
Total	100.0%	100.0%
 *    No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at June 30, 2016:

Description	Maturity Date	Current Principal Balance	Carrying Value	Fixed/Floating	Property Size
Condominium – New York, NY (1)	Sept-16	13,789	13,874	Floating	40,000 sq. ft.
Condominium - Bethesda, MD (1)(2)	Sept-16	49,893	50,204	Floating	50 units
Vacation Home Portfolio - Various (1)	Apr-19	91,553	90,743	Fixed	229 properties
Hotel - Philadelphia, PA (1)(3)	May-17	34,000	33,972	Floating	301 keys
Condo Construction - Bethesda, MD (4)	Dec-16	49,162	49,374	Floating	40 units
Multifamily - Brooklyn, NY (1)(5)	Aug-16	34,500	34,940	Floating	63 units
Mixed Use - Cincinnati, OH (1)(3)	May-18	165,000	163,047	Floating	65 acres
Condo Conversion - New York, NY (1)	Sept-16	67,300	67,023	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)(3)	Nov-17	49,706	39,717	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (1)(3)	Nov-19	50,000	49,641	Fixed	24 properties
Mixed Use - Brooklyn, NY (1)(8)	Mar-17	85,770	85,959	Floating	330,000 sq. ft.
Retail redevelopment - Miami, FL (1)(7)	Jan-17	45,000	45,202	Floating	63,300 sq. ft.
Retail - Brooklyn, NY (1)	Mar-17	23,000	22,951	Floating	10,500 sq. ft.
Hotel - New York, NY (1)(9)	Sept-18	100,063	99,552	Floating	317 keys
Retail - Brooklyn, NY	Mar-17	5,910	5,885	Floating	5,500 sq. ft.
Hotel - U.S. Virgin Islands (1)(10)	Jan-18	42,000	41,700	Floating	180 keys
Office - Richmond, VA (1)(11)	Jan-18	54,000	53,652	Floating	262,000 sq. ft.
Retail redevelopment - Miami, FL (1)(12)	Jan-18	220,000	217,851	Floating	113,000 sq. ft.
Office - Boston, MA (6)(1)	Mar-18	28,512	28,272	Floating	114,000 sq. ft.
Mixed Use - New York, NY (13)(1)	Jun-18	44,750	44,294	Floating	91,584 sq. ft.
Condo Conversion - Brooklyn, NY (14)(1)	Jun-18	40,600	40,181	Floating	133,550 sq. ft.
Total/Weighted Average		$1,294,508	$1,278,034

(1)
At June 30, 2016, this loan was pledged to secure borrowings under the Company’s master repurchase facilities entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) or Goldman Sachs Bank USA (the “Goldman Loan”). See "Note 8 – Borrowings Under Repurchase Agreements" for a description of these facilities.

(2)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee.

(3)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee.

(4)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At June 30, 2016, the Company had $9,100 of unfunded loan commitments related to this loan.

(5)	This loan includes three one-year extension options subject to certain conditions and the payment of a fee.

(6)	This loan includes one six-month extension option subject to certain conditions and the payment of a fee. At June 30, 2016, the Company had $2,488 of unfunded loan commitments related to this loan.

(7)	This loan includes two six- month extension options subject to certain conditions and the payment of a fee for each extension.

(8)	At June 30, 2016, the Company had $6,730 of unfunded loan commitments related to this loan.

(9)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee. At June 30, 2016, the Company had $38,343 of unfunded loan commitments related to this loan.

(10)
This loan includes three one-year extension options subject to certain conditions and the payment of a fee for such extension. At June 30, 2016, the Company had $1,500 of unfunded loan commitments related to this loan.

(11)	This loan includes two one-year extension options subject to certain conditions and the payment of a fee. At June 30, 2016, the Company had $1,000 of unfunded loan commitments related to this loan.

(12)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

(13)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At June 30, 2016, the Company had $5,250 of unfunded loan commitments related to this loan.

(14)	At June 30, 2016, the Company had $4,900 of unfunded loan commitments related to this loan.

The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2015:

Description	Maturity Date	Current Principal Balance	Carrying Value	Fixed/Floating	Property Size
Condominium – New York, NY (1)	Sept-16	$24,114	$24,289	Floating	40,000 sq. ft.
Condominium- Bethesda, MD (2)	Sept-16	65,125	65,087	Floating	50 units
Vacation Home Portfolio - Various (1)	Apr-19	94,147	93,277	Fixed	229 properties
Hotel - Philadelphia, PA (1)(3)	May-17	34,000	33,994	Floating	301 keys
Condo Construction - Bethesda, MD (4)	Dec-16	50,000	49,960	Floating	40 units
Multifamily - Brooklyn, NY (1)(5)	Aug-16	34,500	34,886	Floating	63 units
Mixed Use - Cincinnati, OH (1)(3)	May-18	165,000	163,173	Floating	65 acres
Condo Conversion - New York, NY (1)	Jun-16	67,300	67,038	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)(3)	Nov-17	49,691	49,665	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (1)(3)	Nov-19	50,000	49,595	Fixed	24 properties
Mixed Use - Brooklyn, NY (1)(6)	Mar-17	85,770	85,658	Floating	330,000 sq. ft.
Retail redevelopment - Miami, FL (1)(7)	Jan-17	45,000	44,925	Floating	63,300 sq. ft.
Retail redevelopment - Miami, FL (1)	Jul-17	33,000	32,804	Floating	16,600 sq. ft.
Retail - Brooklyn, NY (1)(8)	Mar-17	1,653	1,636	Floating	10,500 sq. ft.
Hotel - New York, NY (1)(9)	Sept-18	98,373	97,381	Floating	317 keys
Retail - Brooklyn, NY (1)	Mar-17	5,910	5,858	Floating	5,500 sq. ft.
Hotel - U.S. Virgin Islands (10)	Jan-18	42,000	41,600	Floating	180 keys
Office - Richmond, VA (11)	Jan-18	54,000	53,475	Floating	262,000 sq. ft.
Total/Weighted Average		$999,583	$994,301

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

During the three and six months ended June 30, 2016, the Company recorded a loan loss provision of $10,000 on a multifamily commercial mortgage loan in Williston, ND. As of June 30, 2016, the aggregate loan loss provision was $10,000. The Company has ceased accruing payment in kind ("PIK") interest associated with the loan. As of December 31, 2015, there was no provision for loan loss.
Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following at June 30, 2016:

Description	Maturity Date	Current Principal Balance	Carrying Value	Fixed/Floating	Property Size
Subordinate to the Company's commercial mortgage loans
Hotel - New York, NY (1)	Sept-18	$5,726	$5,606	Floating	317 keys
Multifamily - Williston, ND (2)	Nov-17	5,000	—	Floating	366 units
Total - Subordinate to the Company's commercial mortgage loans		$10,726	$5,606

Subordinate to third party commercial mortgage loans
Office - Michigan	Jun-20	8,721	8,721	Fixed	506,598 sq. ft.
Mixed Use – North Carolina	Aug-22	6,525	6,525	Fixed	170,897 sq. ft.
Office Complex - Missouri	Oct-22	9,491	9,491	Fixed	845,241 sq. ft.
Hotel Portfolio – Rochester, MN	Feb-18	24,025	24,025	Fixed	1,222 keys
Warehouse Portfolio - Various	May-23	32,000	32,000	Fixed	2,767,047 sq. ft.
Office Condo - New York, NY	Jul-22	14,000	13,651	Fixed	436,598 sq. ft.
Mixed Use - London, England	Sept-16	45,776	45,776	Fixed	210,000 sq. ft.
Healthcare Portfolio - Various (2)	Jun-17	39,223	39,223	Floating	18,403 beds
Ski Resort - Big Sky, MT	Sept-20	15,000	14,893	Fixed	632 keys
Mixed Use - New York, NY (2)	Dec-17	94,190	93,915	Floating	363 units
Senior Housing - United Kingdom (2)	Dec-17	71,661	71,661	Floating	2,128 beds
Hotel - Burbank, CA	Jan-20	20,000	20,000	Fixed	488 keys
Multifamily Portfolio - Florida (3)	May-17	22,000	21,926	Floating	621 units
Multifamily Portfolio - Florida (3)	May-17	15,500	15,448	Floating	621 units
Mixed Use - Various (3)	May-17	45,000	44,978	Floating	3,535,774 sq. ft.
Hotel - Phoenix, AZ	Jul-25	25,000	25,000	Fixed	744 keys
Hotel - Washington, DC (2)	Jul-17	20,000	19,958	Floating	581 keys
Condo Development - New York, NY (6)	Jul-19	44,908	44,440	Floating	60 units
Condo Conversion - New York, NY (2)	Aug-18	55,908	55,579	Floating	223 units
Mixed Use - New York, NY (7)	Oct-18	30,000	29,865	Floating	363 units
Destination Resort - Various (8)	May-18	75,000	72,127	Floating	5,243 keys
Multifamily - New York, NY (9)(10)	Nov-18	55,000	54,661	Floating	185,000 sq. ft.
Hotel - New York, NY (4)(10)	Mar-17	50,000	49,684	Floating	468 keys
Condo Pre-development - United Kingdom (4)	Sept-16	73,211	73,211	Floating	41 units
Condo Conversion - New York, NY (5)	Jul-19	31,558	30,795	Floating	139 units
Total - Subordinate to third party commercial mortgage loans		$923,697	$917,553
Total/Weighted Average		$934,423	$923,159

(1)	Includes two one-year extension options subject to certain conditions and the payment of an extension fee. At June 30, 2016, the Company had $9,348 of unfunded loan commitments related to this loan.

(2)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(3)	Includes three one-year extension options subject to certain conditions and the payment of an extension fee.

(4)	Includes a three-month extension option subject to certain conditions and the payment of a fee.

(5)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee. At June 30, 2016, the Company had $45,442 of unfunded loan commitments related to this loan.

(6)
Includes a one-year extension option subject to certain conditions and the payment of a fee for each extension. At June 30, 2016, the Company had $31,035 of unfunded loan commitments related to this loan.

(7)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(8)	Includes four one-year extension options subject to certain conditions and the payment of an extension fee.

(9)	Includes a six-month extension option subject to certain conditions and the payment of a fee.

(10)
At June 30, 2016, this loan was pledged to secure borrowings under the JPMorgan Facility or the Goldman Loan. See "Note 8 - Borrowings Under Repurchase Agreements" for a description of these facilities.

The Company’s subordinate loan portfolio was comprised of the following at December 31, 2015:

Description	Maturity Date	Current Principal Balance	Carrying Value	Fixed/Floating
Subordinate to the Company's commercial mortgage loans
Condominium – New York, NY (1)	Sept-16	$6,386	$6,415	Floating
Mixed Use - Brooklyn, NY (1)	Mar-17	12,347	12,222	Floating
Hotel - New York, NY (1)(2)	Sept-18	2,595	2,458	Floating
Multifamily - Williston, ND (1)(3)	Nov-17	5,000	5,000	Floating
Total - Subordinate to the Company's commercial mortgage loans		$26,328	$26,095

Subordinate to third party commercial mortgage loans
Office - Michigan	Jun-20	$8,753	$8,753	Fixed
Mixed Use – North Carolina	Aug-22	6,525	6,525	Fixed
Office Complex - Missouri	Oct-22	9,566	9,566	Fixed
Hotel Portfolio – Rochester, MN	Feb-18	24,182	24,182	Fixed
Warehouse Portfolio - Various	May-23	32,000	32,000	Fixed
Office Condo - New York, NY	Jul-22	14,000	13,631	Fixed
Mixed Use - Various (3)	Dec-16	19,500	19,377	Fixed
Mixed Use - London, England	Jan-16	50,676	50,676	Fixed
Healthcare Portfolio - Various (4)	Jun-16	39,223	39,223	Floating
Ski Resort - Big Sky, MT	Sept-20	15,000	14,878	Fixed
Mixed Use - New York, NY (5)	Dec-17	88,368	87,818	Floating
Senior Housing - United Kingdom (3)	Dec-17	79,735	79,735	Floating
Hotel - Burbank, CA	Jan-20	20,000	20,000	Fixed
Multifamily Portfolio - Florida (4)	May-17	22,000	21,895	Floating
Multifamily Portfolio - Florida (4)	May-17	15,500	15,426	Floating
Mixed Use - Various (4)	May-17	45,000	44,854	Floating
Hotel - Phoenix, AZ	Jul-25	25,000	25,000	Fixed
Hotel - Washington, DC (3)	Jul-17	20,000	19,934	Floating
Condo Development - New York, NY (6)	Jul-19	34,184	33,567	Floating
Condo Conversion - New York, NY (3)	Aug-18	52,418	51,941	Floating
Mixed Use - New York, NY (7)	Oct-18	30,000	29,785	Floating
Destination Resort - Various (8)	May-18	75,000	71,362	Floating
Multifamily - New York, NY (9)	Nov-18	55,000	54,558	Floating
Hotel - New York, NY (10)	Mar-17	50,000	49,522	Floating
Condo Pre-development - United Kingdom (10)	Sept-16	81,048	81,048	Floating
Total - Subordinate to third party commercial mortgage loans		$912,678	$905,256
Total/Weighted Average		$939,006	$931,351

(1)	At December 31, 2015, this loan was pledged to secure borrowings under the JPMorgan Facility. See "Note 8 –Borrowings Under Repurchase Agreements" for a description of this facility.

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

The Company evaluates its loans for possible impairment on a quarterly basis. See “Note 5 – Commercial Mortgage Loans” for a summary of the metrics reviewed. During the three and six months ended June 30, 2016, the Company recorded a loan loss provision of $5,000 on a multifamily subordinate loan in Williston, ND. As of June 30, 2016, the aggregate loan loss provision was $5,000. The Company has ceased accruing PIK interest associated with the loan. As of December 31, 2015, there was no provision for loan loss.
Note 7 – Unconsolidated Joint Venture
In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ Limited Partnership (“Champ LP”) following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in Bremer Kreditbank AG ("BKB"). The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 (or $39,477). The Company committed to invest up to approximately €38,000 (or $50,000). The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of Champ LP. Champ LP together with certain unaffiliated third party investors, in aggregate, own 100% of BKB.
BKB specializes in corporate banking and financial services for medium-sized German companies. It also provides professional real estate financing, acquisition finance, institutional asset management and private wealth management services for German high-net-worth individuals.
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an investment fund managed by Apollo Global Management, LLC (together with its subsidiaries, "Apollo") for €16,314 (or $20,794) (of which $2,614 related to foreign exchange losses which were previously included in accumulated other comprehensive loss). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo. As of June 30, 2016, the Company’s unfunded commitment to Champ LP was €2,802 (or $3,113). Through its interest in Champ LP, as of June 30, 2016, the Company held an indirect ownership interest of approximately 9.34% in BKB.
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
Note 8 – Borrowings Under Repurchase Agreements
At June 30, 2016 and December 31, 2015, the Company’s borrowings had the following outstanding balances, maturities and weighted average interest rates:

	June 30, 2016				December 31, 2015
Lender	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)	Maximum Facility Size	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)
JPMorgan Facility (3)	$943,000	$774,522	January 2019	L+2.40%	$600,000	$445,942	January 2019	L+2.25%
Goldman Loan	N/A	43,333	April 2019	L+3.50%	N/A	45,928	April 2019	L+3.50%
Sub-total		817,855		L+2.46%		491,870		L+2.37%

UBS Facility	N/A	133,899	September 2018	2.79%	N/A	133,899	September 2018	2.79%
DB Facility (4)	N/A	274,341	April 2018	3.66%	N/A	300,005	April 2018	3.69%
Sub-total		408,240		3.38%		433,904		3.39%

less: deferred financing costs		(8,160)				(7,353)
Total / Weighted Average		$1,217,935		3.10%		$918,421		2.92%
(1) Maturity date assumes all extensions at the Company's option are exercised.
(2) Assumes one-month LIBOR at June 30, 2016 and December 31, 2015 was 0.47% and 0.43%, respectively.
(3) As of June 30, 2016, the JP Morgan Facility provided for maximum total borrowings comprised of a $143.0 million asset specific financing and the $800.0 million JPMorgan Facility.
(4) Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.

At June 30, 2016, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$260,288	$514,234	$—	$—	$774,522
Goldman Loan	5,290	38,043	—	—	43,333
UBS Facility *	63,647	70,252	—	—	133,899
DB Facility	82,524	166,203	10,407	15,207	274,341
Total	$411,749	$788,732	$10,407	$15,207	$1,226,095
*Assumes extension option is exercised.
At June 30, 2016, the Company’s collateralized financings were comprised of borrowings outstanding under the JPMorgan Facility, the Goldman Loan, the UBS Facility and the DB Facility. The table below summarizes the outstanding balances at June 30, 2016, as well as the maximum and average month-end balances for the six months ended June 30, 2016 for the Company's borrowings under repurchase agreements.

		For the six months ended June 30, 2016
	Balance at June 30, 2016	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility borrowings	$774,522	$774,522	$627,334
Goldman Loan	43,333	45,928	44,665
UBS Facility borrowings	133,899	133,899	133,899
DB Facility borrowings	274,341	300,005	284,054
Total	$1,226,095
The Company was in compliance with the financial covenants under its borrowing agreements at June 30, 2016 and December 31, 2015.
Note 9 – Convertible Senior Notes

On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At June 30, 2016, the March 2019 Notes had a carrying value of $141,070 and an unamortized discount of $2,680.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes," and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,615. At June 30, 2016, the August 2019 Notes had a carrying value of $107,999 and an unamortized discount of $3,001.
The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	56.36	3/15/2019	2.71 years
August 2019 Notes	$111,000	5.50%	6.50%	56.36	3/15/2019	2.71 years

(1)
Effective rate includes the effect of the adjustment for the conversion option (see footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2019 Notes converted, as adjusted in accordance with the applicable indenture as a result of cash dividend payments, and including deferred and carried-forward adjustments relating to cash dividend payments made by the Company to stockholders since January 15, 2016. The if-converted value of the 2019 Notes does not exceed their principal amount at June 28, 2016 since the closing market price of the Company’s common stock does not exceed the implicit conversion prices of $17.74 for the 2019 Notes.

 GAAP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $11,445 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2016. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $3,503 and $7,006 for the three and six months ended June 30, 2016, respectively.  The aggregate contractual interest expense was approximately $3,503 and $7,006 for the three and six months ended June 30, 2015, respectively. With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $883 and $1,759 for the three and six months ended June 30, 2016, respectively. With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $855 and $1,699 for the three and six months ended June 30, 2015, respectively.
As of June 30, 2016, potential shares of common stock contingently issuable upon the conversion of the 2019 Notes were excluded from the calculation of diluted income per share of common stock because it is management's intent and the Company currently has the ability to settle the obligation in cash.
Note 10 - Federal Home Loan Bank of Indianapolis Membership
In February 2015, the Company's wholly owned subsidiary, ACREFI Insurance Services, LLC, was accepted for membership in the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, ACREFI Insurance

Services, LLC has access to a variety of products and services offered by the FHLBI, including secured advances. As of June 30, 2016, ACREFI Insurance Services, LLC had not requested any advances from the FHLBI.
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
Upon termination of ACREFI Insurance Services, LLC's membership, FHLBI will be required to redeem at par value the FHLBI stock that had been purchased and held by ACREFI Insurance Services, LLC as a condition to membership in the FHLBI. At June 30, 2016, the Company had stock in the FHLBI totaling $8, which is included in other assets on the condensed consolidated balance sheet at June 30, 2016.
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
During January 2015, the Company closed a £34,519 (or $51,996) floating-rate mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. During February 2015, closed an additional £20,000 (or $30,672) and participated that balance to an investment fund affiliated with Apollo. At June 30, 2016, the participation had a face amount of £19,749 (or $26,288), a carrying amount of £19,749 (or $26,288) and a cash coupon of LIBOR plus 825 basis points.
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation and classified it as CMBS (Held-to-Maturity) on its condensed consolidated financial statements. At June 30, 2016, the participation had a face amount of $88,113, a carrying amount of $88,099 and a cash coupon of LIBOR plus 440 basis points.
Note 12 – Derivative Instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.

The Company has entered into a series of forward contracts to sell an amount of foreign currency (British pound ("GBP")) for an agreed upon amount of U.S. dollars at various dates through October 2016. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by the Company related to foreign denominated loan investments.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards as of June 30, 2016:

Type of Derivative	June 30, 2016
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	4	127,945	GBP	July 2016-October 2016

The following table summarizes our non-designated Fx forwards as of December 31, 2015:

Type of Derivative	December 31, 2015
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	5	130,272	GBP	January 2016- October 2016

The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to the Company’s derivative instruments for the three and six months ended June 30, 2016 and 2015.

		Three months ended June 30,		Six months ended June 30,
	Location of Loss Recognized in Income	2016	2015	2016	2015
Forward currency contract	Gain (loss) on derivative instruments - unrealized	$13,426	$(3,135)	$12,116	$(6,179)
Forward currency contract	Gain (loss) on derivative instruments - realized	(95)	—	5,989
Interest rate caps	Loss on derivative instruments - unrealized	(18)	(62)	(90)	(62)
Total		$13,313	$(3,197)	$18,015	$(6,241)

The following table summarizes the gross asset amounts related to the Company's derivative instruments at June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Interest rate caps	$9	$—	$9	$106	$—	$106
Forward currency contract	15,333	—	15,333	3,221	—	3,221
Total derivative instruments	$15,342	$—	$15,342	$3,327	$—	$3,327

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
The current term of the Management Agreement expires on September 29, 2016 and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors in February 2016, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to seek termination of the Management Agreement. As described in "Note 16 - Commitments and Contingencies," the Company also made payments to the Manager in accordance with its letter agreement with the Manager.

For the three and six months ended June 30, 2016, respectively, the Company incurred approximately $5,242 and $10,471 in base management fees under the Management Agreement. For the three and six months ended June 30, 2015, respectively, the Company incurred approximately $3,887 and $7,228 in base management fees under the Management Agreement. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and six months ended June 30, 2016, respectively, the Company paid expenses totaling $44 and $842 related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. For the three and six months ended June 30, 2015, respectively, the Company recorded expenses totaling $296 and $932 related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the condensed consolidated balance sheet at June 30, 2016 and December 31, 2015, respectively, are approximately $5,242 and $5,297 for base management fees incurred but not yet paid under the Management Agreement.
Unconsolidated Joint Venture
In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in BKB. The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 (or $39,477). The Company committed to invest up to approximately €38,000 (or $50,000).
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo, reducing its unfunded commitment to Champ LP to €2,802 (or $3,113).  Through its interest in Champ LP, as of June 30, 2016, the Company, held an indirect ownership interest of approximately 9.34% in BKB.  The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB.
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
The Company recognized stock-based compensation expense of $1,938 and $3,606 for the three and six months ended June 30, 2016, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $821 and $1,939 for the three and six months ended June 30, 2015, related to restricted stock and RSU vesting. The following table summarizes the activity related to restricted common stock and RSUs during the six months ended June 30, 2016:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at December 31, 2015		340,064	1,242,810
Cancelled upon delivery	January 2016	—	(318,160)	n/a	n/a	n/a
Forfeiture	January 2016	—	(1,667)	n/a	n/a	n/a
Grant	February 2016	—	47,028	$729	(1)	(1)
Grant	March 2016	—	5,095	$81	December 2016	December 2017
Grant	April 2016	17,056	—	$275	July 2016	April 2019
Forfeiture	June 2016	—	(14,972)	n/a	n/a	n/a
Outstanding at June 30, 2016		357,120	960,134

(1) These awards vest based upon the achievement of certain conditions.

Below is a summary of expected restricted common stock and RSU vesting dates as of June 30, 2016.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
July 2016	5,577	543	6,120
October 2016	5,578	—	5,578
December 2016	28,920	341,532	370,452
January 2017	5,161	47,028	52,189
April 2017	5,164	—	5,164
June 2017	—	544	544
July 2017	4,004	—	4,004
October 2017	3,997	—	3,997
December 2017	28,923	338,133	367,056
January 2018	2,749	—	2,749
April 2018	2,755	—	2,755
June 2018	—	544	544
July 2018	1,420	—	1,420
October 2018	1,424	—	1,424
December 2018	16,670	214,141	230,811
January 2019	1,419	—	1,419
April 2019	1,424	—	1,424
	115,185	942,465	1,057,650

At June 30, 2016, the Company had unrecognized compensation expense of approximately $1,622 and $12,135, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the six months ended June 30, 2016, the Company delivered 190,003 shares of common stock for 318,160 vested RSUs. The Company allows holders of RSUs to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the holder, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $2,348 for the six months ended June 30, 2016, and is included as a component of the capital decrease related to the Company's equity incentive plan in the condensed consolidated statement of changes in stockholders’ equity.
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
Dividends. For 2016, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.46
June 17, 2016	June 30, 2016	July 15, 2016	$0.46

For 2016, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.5391
June 17, 2016	June 30, 2016	July 15, 2016	$0.5391
For 2016, the Company declared the following dividends on its 8.00% Fixed to Floating Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.5000
June 17, 2016	June 30, 2016	July 15, 2016	$0.5000

Note 16 – Commitments and Contingencies
Merger agreement.  On February 26, 2016, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Apollo Residential Mortgage, Inc., a Maryland corporation (“AMTG”), and Arrow Merger Sub, Inc., a Maryland corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), pursuant to which the Company will acquire AMTG for an aggregate purchase price equal to 89.25% of AMTG’s book value determined in accordance with the Merger Agreement, plus the assumption of $172,500 of AMTG’s 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (the “AMTG Preferred Stock”). The book value of AMTG, and therefore the actual purchase price payable, was determined as of July 22, 2016 (the “Pricing Date”), and will be subject to adjustment in the event that the closing of the transactions contemplated by the Merger Agreement does not occur by September 5, 2016. The aggregate number of shares of Company common stock issuable under the Merger Agreement is limited to 13,400,000 shares at a value of $16.75 per share, and the remainder of the consideration will be paid in cash. Upon the closing, each outstanding share of AMTG common stock will be converted into the right to receive (i) 0.417571 shares of Company common stock and (ii) $6.86 in cash, without interest; provided, however, that the cash portion of the merger consideration may be subject to certain adjustments. In addition , each share of AMTG Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of the Company’s preferred stock, which the Company expects will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.
The Merger Agreement and related transactions were approved by all of the members of the Company's Board of Directors (with the exception of Mark Biderman, who recused himself). Consummation of the merger transaction is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the merger transaction and the approval and adoption of the Merger Agreement by the holders of a majority of the shares of AMTG common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo Global Management, LLC. Company stockholder approval will not be required in connection with the transaction. On July 27, 2016, the Company filed with the SEC a definitive proxy statement/prospectus relating to the proposed transaction.
Arrangements with Athene.  In connection with financing the transactions contemplated by the Merger Agreement, on February 26, 2016 the Company entered into certain arrangements with certain subsidiaries of Athene Holding Ltd., an insurance holding company whose operating subsidiaries’ business is primarily issuing and reinsuring retirement savings products (collectively, “Athene”). The arrangements include (i) a bridge loan commitment from Athene USA Corporation, pursuant to which Athene has committed to provide the Company with up to $200,000 of term loans to consummate the merger transaction, (ii) an asset purchase agreement which provides that, promptly following the closing of the merger transaction, the Company will sell to Athene approximately $1,200,000 (subject to increase or decrease in certain circumstances) of primarily non-Agency Residential Mortgage Backed Securities at a price set as of the Pricing Date in accordance with the methodology set forth in the asset purchase agreement, and (iii) a stock purchase agreement, under which Athene has committed to purchase, during a specified period of time following the closing of the merger transaction, up to $20,000 (subject to reduction in certain circumstances) of Company common stock in the open market at the then-current market price if the quoted price of a share of Company common stock on the New York Stock Exchange at any time during such period is less than $16.75 (which is the value per share at which the Company common stock is to be issued to holders of AMTG common stock in the merger).
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
After the announcement of the execution of the Merger Agreement, two putative class action lawsuits challenging the proposed First Merger (as defined in the Merger Agreement), captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City, (the “Court”). A putative class and derivative lawsuit was later filed in the Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants AMTG, the board of directors of AMTG (the “AMTG Board”), ARI, Merger Sub, Apollo and Athene and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to the AMTG stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed First Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the First Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016.  The defendants believe that the claims asserted in the complaints are without merit and intend to vigorously defend the lawsuits.

Bremer Kreditbank AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that agreed to acquire a minority participation in Bremer Kreditbank AG (“BKB”). The Company committed to invest up to approximately €38,000 (or $50,000), representing approximately 21% of the ownership in BKB. In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in BKB.
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo, reducing its unfunded commitment to Champ LP to €2,802 (or $3,113).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 9.34% in BKB.
Loan Commitments. As described in "Note 5 - Commercial Mortgage Loans" and "Note 6 - Subordinate Loans," respectively, at June 30, 2016, the Company had $69,311 of unfunded commitments related to its commercial mortgage loan portfolio and $85,825 of unfunded commitments related to its subordinate loan portfolio.

Note 17 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the condensed consolidated balance sheet at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$38,631	$38,631	$67,415	$67,415
Restricted cash	67,438	67,438	30,127	30,127
Securities, held-to-maturity	151,726	151,729	153,193	153,230
Commercial first mortgage loans	1,278,034	1,284,348	994,301	999,517
Subordinate loans	923,159	933,179	931,351	939,545
Borrowings under repurchase agreements	(1,217,935)	(1,218,299)	(918,421)	(918,567)
Convertible senior notes, net	(249,069)	(258,095)	(248,173)	(253,986)
Participations sold	(114,387)	(116,411)	(118,201)	(118,226)
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

The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$10,338	$24,658	$28,956	$50,169
Preferred dividends	(5,860)	(1,860)	(11,675)	(3,720)
Net income available to common stockholders	4,478	22,798	17,281	46,449
Dividends declared on common stock	(31,005)	(25,709)	(62,002)	(51,411)
Dividends on participating securities	(437)	(259)	(885)	(521)
Net income (loss) attributable to common stockholders	$(26,964)	$(3,170)	$(45,606)	$(5,483)
Denominator:
Basic weighted average shares of common stock outstanding	67,402,311	58,429,155	67,393,751	54,020,978
Diluted weighted average shares of common stock outstanding	68,374,557	59,022,217	68,351,137	54,621,401
Basic and diluted net income per weighted average share of common stock
Distributable Earnings	$0.46	$0.44	$0.92	$0.95
Undistributed income (loss)	$(0.40)	$(0.05)	$(0.68)	$(0.10)
Basic and diluted net income per share of common stock	$0.06	$0.39	$0.24	$0.85
For the three and six months ended June 30, 2016 , respectively, 972,246 and 957,386 unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and six months ended June 30, 2015, respectively, 593,062 and 600,423 unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
Note 19 – Subsequent Events
Investment Activity. Subsequent to quarter end, the Company completed a $9,500 increase to a $50,000 commercial mortgage loan originated in November 2014 secured by a portfolio of condominium units located in New York City and Maui, Hawaii. In connection with the upsizing, the collateral for the loan was increased to include five currently unencumbered condominium units located in Kapalua, Maui.
During July 2016, the Company funded $3,637 related to previously closed loans and received approximately $15,300 million from loan repayments.
On February 26, 2016, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Apollo Residential Mortgage, Inc., a Maryland corporation (“AMTG”), and Arrow Merger Sub, Inc., a Maryland corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), pursuant to which the Company will acquire AMTG for an aggregate purchase price equal to 89.25% of AMTG’s book value determined in accordance with the Merger Agreement, plus the assumption of $172,500 of AMTG’s 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (the “AMTG Preferred Stock”). The book value of AMTG, and therefore the actual purchase price payable, was determined as of July 22, 2016 (the “Pricing Date”), and will be subject to adjustment in the event that the closing of the transactions contemplated by the Merger Agreement does not occur by September 5, 2016. The aggregate number of shares of Company common stock issuable under the Merger Agreement is limited to 13,400,000 shares at a value of $16.75 per share, and the remainder of the consideration will be paid in cash. Upon the closing, each outstanding share of AMTG common stock will be converted into the right to receive (i) 0.417571 shares of Company common stock and (ii) $6.86 in cash, without interest; provided, however, that the cash portion of the merger consideration may be subject to certain adjustments. In addition , each share of AMTG Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of the Company’s preferred stock, which the Company expects will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

On July 27, 2016, the Company filed with the SEC a definitive proxy statement/prospectus relating to the proposed transaction.

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
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $172.5 billion as of March 31, 2016.

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
New-issue CMBS volume continued to grow in 2015 with total issuance in the United States of approximately $101 billion, a 7% increase from the approximately $94 billion issued during the prior year.  Despite the robust issuance in 2015, current volumes of CMBS issuance are still moderate relative to the peak of the market, which saw more than $229 billion in CMBS issuance in 2007, creating significant opportunities for non-CMBS lenders such as the Company.  Furthermore, the credit risk retention requirements under the Dodd-Frank Act that take effect in December 2016 require sponsors to retain economic interests in the commercial property loans they securitize and sell to third party investors, creating uncertainty relating to how CMBS lenders will adjust to the new regulations. As a likely sign of this uncertainty, 2016 year-to-date issuance has been subdued. As of the end of the first half, year-to-date issuance in the United States is approximately $32 billion, a significant decrease over first half year-to-date issuance in the United States of approximately $57 million in 2015.
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

Critical Accounting Policies
A summary of the Company’s accounting policies is set forth in its Annual Report on Form 10-K for the year ended December 31, 2015 under “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.” There have been no material changes to our critical accounting policies described in our annual report on Form 10K filed with the SEC on February 26, 2016.
Financial Condition and Results of Operations
All non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Investments
The following table sets forth certain information regarding the Company’s investments at June 30, 2016:

Description	Current Principal Balance	Amortized Cost	Weighted Average Yield	Remaining Weighted Average Life (years)	Debt	Cost of Funds	Remaining Debt Term (years) (1)	Equity at cost (2)	Current Weighted Average Underwritten IRR (3)	Levered Weighted Average Underwritten IRR (3)
First mortgages	$1,294,508	$1,278,034	7.8%	2.7	$779,005	2.8%	2.6	$499,029	15.4%	15.4%
Subordinate loans (4)	908,135	896,871	11.5	3.5	38,850	4.5	2.6	858,021	12.9	12.9
CMBS, held-to-maturity (5)	63,637	63,627	11.2	2.9	—	—	—	63,627	11.2	11.2
CMBS	497,143	490,601	5.9	1.2	408,240	3.4	1.9	149,799	8.7	8.7
Total/Weighted Average	$2,763,423	$2,729,133	8.8%	2.7	$1,226,095	3.1%	2.4	$1,570,476	13.2%	13.2%

(1)	Assumes extension options are exercised. See “—Liquidity and Capital Resources - Borrowings Under Various Financing Arrangements” below for a discussion of the Company's repurchase agreements.

(2)	CMBS includes $67,438 of restricted cash related to the UBS Facility and the DB Facility.

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

(4)
Subordinate loans are net of a participation sold during February 2015. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At June 30, 2016, the Company had one such participation sold with a carrying amount of £19,749 (or $26,288).

(5)
CMBS (Held-to-Maturity) are net of a participation sold during June 2014. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At June 30, 2016, the Company had one such participation sold with a face amount of $88,113 and a carrying amount of $88,099.

The company's average asset and debt balances for the Six months ended June 30, 2016, were:

	Average month-end balances for the six-months ended June 30,2016
Description	Assets	Related debt
First mortgages	$1,123,496	$615,086
Subordinate loans	951,253	11,829
CMBS, held-to-maturity	152,564	—
CMBS	471,873	417,954

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
In May 2016, the Company closed a $50,000 first mortgage loan, $44,750 of which was funded at closing. The loan is secured by two cross-collateralized Class B retail and office buildings located in the Midtown South neighborhood within the Park Avenue South/Madison Square submarket in New York City. The floating-rate loan has a two-year initial term with one six-month extension option. The first mortgage loan has a loan-to-cost of 47% and has been underwritten to generate a levered IRR of approximately 15%.
In May 2016, the Company closed a $45,500 first mortgage loan, $40,600 of which was funded at closing for the predevelopment of an existing mixed used property located in the Williamsburg neighborhood of Brooklyn, New York. The floating-rate loan has a two-year term. The first mortgage loan has a loan-to-cost of 85% and has been underwritten to generate a levered IRR of approximately 17%.
During 2016, the Company funded additional investments of $30,731 related to previously closed loans.
Net Income Available to Common Stockholders
For the three and six months ended June 30, 2016,respectively, the Company’s net income available to common stockholders was $4,478, or $0.06 per share and $17,281, or $0.24 per share. For the three and six months ended June 30, 2015, respectively, the Company’s net income available to common stockholders was $22,798, or $0.39 per share, and $46,449, or $0.85 per share.

Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change $	Change (%)	2016	2015	Change $	Change (%)
Interest income from:
Securities	$7,607	$8,265	$(658)	(8.0)%	$15,656	$16,553	$(897)	(5.4)%
Securities, held to maturity	2,826	3,349	(523)	(15.6)%	5,722	6,394	(672)	(10.5)%
Commercial mortgage loans	24,140	11,968	12,172	101.7%	45,267	22,061	23,206	105.2%
Subordinate loans	28,067	21,152	6,915	32.7%	57,442	39,762	17,680	44.5%
Interest expense	(15,722)	(11,917)	(3,805)	31.9%	(30,364)	(23,399)	(6,965)	29.8%
Net interest income	$46,918	$32,817	$14,101	43.0%	$93,723	$61,371	$32,352	52.7%
Net interest income for the three and six months ended June 30, 2016, respectively, increased $14,101, or 43.0% and $32,352, or 52.7%, from the same periods in 2015.

Interest income related to securities for the three and six months ended June 30, 2016, respectively, decreased $658 or 8.0%, and $897, or 5.4%, from the same periods in 2015. The decrease is attributable to the sale of CMBS with an amortized cost of $24,038 during 2015 and the repayment of $14,545 of CMBS during 2016. The Company did not purchase any CMBS during 2016 or 2015.
Interest income related to securities, held-to-maturity for the three and six months ended June 30, 2016, respectively, decreased $523, or 15.6% and $672, or 10.5%, from the same periods in 2015. The decrease is attributable to the repayment of $1,750 of securities, held-to-maturity during 2015.
The increase in interest income related to commercial mortgage loans for the three and six months ended June 30, 2016, respectively, of $12,172, or 101.7%, and $23,206, or 105.2%, from the same periods in 2015. This increase is primarily attributable to the funding of $637,582 of commercial mortgage loans during 2015 net of repayments of $105,618 and, to a lesser extent, the funding of $313,607 of commercial mortgage loans during 2016 net of repayments of $36,044, as well as an increase in LIBOR.
The increase in interest income related to subordinate loans for the three and six months ended June 30, 2016, respectively, of $6,915, or 32.7% and $17,680, or 44.5%, from the same periods in 2015. This increase is primarily attributable to the funding of $693,157 of subordinate loans during 2015 net of repayments of $242,898 and, to a lesser extent, the funding of $40,920 of subordinate loans during 2016 net of repayments of $26,538, as well as an increase in LIBOR.
Interest expense for the three and six months ended June 30, 2016, respectively, increased $3,805, or 31.9%, and $6,965, or 29.8%, from the same periods in 2015. The increase in interest expense was attributable to the increase in the average balance of the Company’s borrowings under repurchase agreements from $687,144 for the six months ended June 30, 2015 to $1,089,952 for the six months ended June 30, 2016.
Operating Expenses
The following table sets forth the Company’s operating expenses for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change (amount)	Change (%)	2016	2015	Change (amount)	Change (%)
General and administrative expense -Other	$1,659	$1,238	$421	34.0%	$3,098	$2,475	$623	25.2%
General and administrative expense - Merger related	1,325	—	1,325	100.0%	6,400	—	6,400	100.0%
Stock-based compensation expense	1,938	821	1,117	136.1%	3,606	1,939	1,667	86.0%
Management fee expense	5,242	3,887	1,355	34.9%	10,471	7,228	3,243	44.9%
Total operating expense	$10,164	$5,946	$4,218	70.9%	$23,575	$11,642	$11,933	102.5%
General and administrative expense - Other for the three and six months ended June 30, 2016, respectively, increased $421 or 34.0% and $623, or 25.2%, from the same periods in 2015. The increase is primarily attributable to higher operating expenses associated with growth and increase in assets under management.
General and administrative expense - Merger related for the three and six months ended June 30, 2016, respectively, were $1,325 and $6,400. General and administrative expense - Merger related expenses related to the Company's proposed merger with AMTG and related transactions. There were no General and administrative expense - Merger related for the three and six months ended June 30, 2015.
Stock-based compensation expense for the three and six months ended June 30, 2016, respectively, increased $1,117 or 136.1% and $1,667, or 86.0%, from the same periods in 2015. The increase is primarily attributable to the grant of 656,425 RSUs in December 2015. This was partially offset by the delivery of 318,160 RSUs in January 2016. Share-based payments are discussed further in the accompanying condensed consolidated financial statements, “Note 14—Share-Based Payments.”
Management fee expense for the three and six months ended June 30, 2016, respectively, increased $1,355, or 34.9%, and $3,243, or 44.9%, from the same periods in 2015. The increase is primarily attributable to an increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offering completed in March 2015 and September 2015. Management fees and the relationship between the Company and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, “Note 13—Related Party Transactions.”
Realized and Unrealized Gain/Loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS, U.S. dollar denominated loans, non U.S. dollar denominated loans and derivative instruments are included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2016 and 2015:

		Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2016	2015	2016	2015
Securities	Unrealized gain (loss) on securities	$(11,728)	$(2,273)	$(26,802)	$1,136
Loans	Provision for loan losses	(15,000)	—	(15,000)	—
Foreign currency	Foreign currency gain (loss)	(13,082)	2,867	(17,557)	5,588
Forward currency contract	Gain (Loss) on derivative instruments – realized	(95)	—	5,989	—
Forward currency contract	Gain (loss) on derivative instruments - unrealized	13,426	(3,135)	12,116	(6,179)
Interest rate caps	Loss on derivative instruments - unrealized	(18)	(62)	(90)	(62)
Total		$(26,497)	$(2,603)	$(41,344)	$483

The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivatives are recorded directly in earnings.
For the three and six months ended June 30, 2016, respectively, the Company recognized an unrealized gain (loss) on securities of $(11,728) and $(26,802). For the three and six months ended June 30, 2015, respectively, the Company recognized an unrealized gain (loss) on securities of $(2,273) and $1,136. These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
For the three and six months ended June 30, 2016, respectively, the Company recorded a provision for loan loss on its loans of $15,000 and $15,000 . There were no provisions for loan losses recorded in 2015.

Dividends
Dividends. For the six months ended June 30, 2016, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.46
June 17, 2016	June 30, 2016	July 15, 2016	$0.46

For the six months ended June 30, 2016, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.5391
June 17, 2016	June 30, 2016	July 15, 2016	$0.5391

For the six months ended June 30, 2016, the Company declared the following dividends on its Series B Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.5000
June 17, 2016	June 30, 2016	July 15, 2016	$0.5000

Subsequent Events
Investment Activity. Subsequent to quarter end, the Company completed a $9,500 increase to a $50,000 commercial mortgage loan originated in November 2014 secured by a portfolio of condominium units located in New York City and Maui, Hawaii. In connection with the upsizing, the collateral for the loan was increased to include five currently unencumbered condominium units located in Kapalua, Maui.
During July 2016, the Company funded $3,637 related to previously closed loans and received approximately $15,300 million from loan repayments.
On February 26, 2016, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Apollo Residential Mortgage, Inc., a Maryland corporation (“AMTG”), and Arrow Merger Sub, Inc., a Maryland corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), pursuant to which the Company will acquire AMTG for an aggregate purchase price equal to 89.25% of AMTG’s book value determined in accordance with the Merger Agreement, plus the assumption of $172,500 of AMTG’s 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (the “AMTG Preferred Stock”). The book value of AMTG, and therefore the actual purchase price payable, was determined as of July 22, 2016 (the “Pricing Date”), and will be subject to adjustment in the event that the closing of the transactions contemplated by the Merger Agreement does not occur by September 5, 2016. The aggregate number of shares of Company common stock issuable under the Merger Agreement is limited to 13,400,000 shares at a value of $16.75 per share, and the remainder of the consideration will be paid in cash. Upon the closing, each outstanding share of AMTG common stock will be converted into the right to receive (i) 0.417571 shares of Company common stock and (ii) $6.86 in cash, without interest; provided, however, that the cash portion of the merger consideration may be subject to certain adjustments. In addition , each share of AMTG Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of the Company’s preferred stock, which the Company expects will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.
On July 27, 2016, the Company filed with the SEC a definitive proxy statement/prospectus relating to the proposed transaction.

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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at June 30, 2016. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In January 2010, the Company, through two indirect wholly owned subsidiaries, entered into the JPMorgan Facility, which as amended in 2015 and 2016, currently provides for a maximum aggregate purchase price of $943,000 and a three-year term expiring in January 2018 plus a one-year extension option, exercisable at the option of the Company subject to certain conditions and the payment of a fee, for the purchase, sale and repurchase of eligible senior commercial or multifamily mortgage loans, junior commercial or multifamily mortgage loans, mezzanine loans and participation interests therein that are secured by properties located in the United States, England or Wales. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000 plus 75% of the net cash proceeds of any equity issuance by the Company), (B) maximum total indebtedness to consolidated tangible net worth (3:1), or (C) minimum liquidity (the greater of 5% of the Company’s total recourse indebtedness or $15,000). The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of June 30, 2016, the Company had $774,522 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans. The weighted average cost of borrowing at June 30, 2016, was one-month LIBOR plus 2.40%.

UBS Facility
In September 2013, the Company through an indirect wholly-owned subsidiary entered into the UBS Facility, which currently provides that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS Facility matures in September 2017, with a one-year extension available at the Company's option, subject to certain conditions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month U.S. dollar LIBOR. The Company borrows 100% of the estimated fair value of the collateral pledged and posts margin equal to 22.5% of that borrowing amount in cash. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. Additionally, depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000 and a maximum total debt to consolidated tangible net worth covenant (3:1). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility.
As of June 30, 2016, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.

DB Facility
In April 2014, the Company, through an indirect wholly-owned subsidiary, entered into the DB Facility, which currently provides that the Company may borrow up to $300,005 in order to finance the acquisition of CMBS. The DB Facility matures in April 2018. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.
Additionally, depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The DB Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings. The weighted average cost of borrowing at June 30, 2016, was three-month LIBOR plus 2.98%.
As of June 30, 2016, the Company had $274,341 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
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
As of June 30, 2016, the Company had $43,333 of borrowings outstanding under the Goldman Loan secured by one commercial mortgage loan held by the Company.
Convertible Senior Notes
In 2014, the Company issued, in two offerings with an aggregate principal amount of $254,750 in 5.50% Convertible Senior Notes due 2019, for which the Company received aggregate net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $248,652.
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
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of cash available, which was $38,631 as of June 30, 2016, principal and interest payments the Company receives on its portfolio of assets, and available borrowings under its repurchase agreements. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate. At June 30, 2016, subject to certain conditions, the Company had $168,478 in unused capacity under its JP Morgan Facility. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities, or conduct additional securities offerings.
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

Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of June 30, 2016 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments***	$132,921	$22,215	$—	$—	$155,136
JPMorgan Facility borrowings *	278,484	528,572	—	—	807,056
Goldman Loan *	6,902	40,348	—	—	47,250
UBS Facility borrowings **	67,228	71,013	—	—	138,241
DB Facility borrowings	91,254	170,338	11,762	15,362	288,716
Convertible Senior Notes	14,011	278,102	—	—	292,113
Total	$590,800	$1,110,588	$11,762	$15,362	$1,728,512

*	Assumes current LIBOR of 0.47% for interest payments due under the JPMorgan Facility and the Goldman Loan.
**    Assumes extension options are exercised.
***    Based on the Company's expected funding schedule.
Merger agreement.  On February 26, 2016, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Apollo Residential Mortgage, Inc., a Maryland corporation (“AMTG”), and Arrow Merger Sub, Inc., a Maryland corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), pursuant to which the Company will acquire AMTG for an aggregate purchase price equal to 89.25% of AMTG’s book value determined in accordance with the Merger Agreement, plus the assumption of $172,500 of AMTG’s 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (the “AMTG Preferred Stock”). The book value of AMTG, and therefore the actual purchase price payable, was determined as of July 22, 2016 (the “Pricing Date”), and will be subject to adjustment in the event that the closing of the transactions contemplated by the Merger Agreement does not occur by September 5, 2016. The aggregate number of shares of Company common stock issuable under the Merger Agreement is limited to 13,400,000 shares at a value of $16.75 per share, and the remainder of the consideration will be paid in cash. Upon the closing, each outstanding share of AMTG common stock will be converted into the right to receive (i) 0.417571 shares of Company common stock and (ii) $6.86 in cash, without interest; provided, however, that the cash portion of the merger consideration may be subject to certain adjustments. In addition, each share of AMTG Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of the Company’s preferred stock, which the Company expects will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

The Merger Agreement and related transactions were approved by all of the members of the Company's Board of Directors (with the exception of Mark Biderman, who recused himself). Consummation of the merger transaction is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the merger transaction and the approval and adoption of the Merger Agreement by the holders of a majority of the shares of AMTG common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo Global Management, LLC. Company stockholder approval will not be required in connection with the transaction. On July 27, 2016, the Company filed with the SEC a definitive proxy statement/prospectus relating to the proposed transaction.
Arrangements with Athene.  In connection with financing the transactions contemplated by the Merger Agreement, on February 26, 2016 the Company entered into certain arrangements with certain subsidiaries of Athene Holding Ltd., an insurance holding company whose operating subsidiaries’ business is primarily issuing and reinsuring retirement savings products (collectively, "Athene"). The arrangements include (i) a bridge loan commitment from Athene USA Corporation, pursuant to which Athene has committed to provide the Company with up to $200,000 of term loans to consummate the merger transaction, (ii) an asset purchase agreement which provides that, promptly following the closing of the merger transaction, the Company will sell to Athene approximately $1,200,000 (subject to increase or decrease in certain circumstances) of primarily non-Agency Residential Mortgage Backed Securities at a price set as of the Pricing Date in accordance with the methodology set forth in the asset purchase agreement, and (iii) a stock purchase agreement, under which Athene has committed to purchase, during a specified period of time following the closing of the merger transaction, up to $20,000 (subject to reduction in certain circumstances) of Company common stock in the open market at the then-current market price if the quoted price of a share of Company common stock on the New York Stock Exchange at any time during such period is less than $16.75 (which is the value per share at which the Company common stock is to be issued to holders of AMTG common stock in the merger).
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
For additional details regarding the terms and conditions of the Merger Agreement, the arrangements with Athene and related matters, refer to the definitive proxy statement/prospectus filed with the SEC and mailed to AMTG stockholders on July 27, 2016, and to the Merger Agreement and other documentation filed as annexes thereto. The proxy statement/prospectus contains additional information regarding the proposed transaction, including risks associated with the proposed transaction.
Bremer Kreditbank AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that agreed to acquire a minority participation in Bremer Kreditbank AG (“BKB”). The Company committed to invest up to approximately €38,000 (or $50,000), representing approximately 21% of the ownership in BKB. In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in BKB.
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794), reducing its then unfunded commitment to Champ LP to €3,229 (or $3,675). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo. reducing its unfunded commitment to Champ LP to €2,802 (or $3,113). Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 9.34% in BKB.
Loan Commitments. At June 30, 2016, the Company had $69,311 of unfunded commitments related to its commercial mortgage loan portfolio and $85,825 of unfunded commitments related to its subordinate loan portfolio.
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
Non-GAAP Financial Measures
Operating Earnings
For the three and six months ended June 30, 2016, the Company’s Operating Earnings were $33,435, or $0.49 per share, and $63,258, or $0.93 per share. For the three and six months ended June 30, 2015, the Company’s Operating Earnings were $26,385, or $0.45 per share, and $48,608, or $0.89 per share. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined by the Company as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains or loss and (v) the non-cash amortization expense related to the reclassification of a portion of the convertible senior notes to stockholders’ equity in accordance with GAAP.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income available to common stockholders	$4,478	$22,798	$17,281	$46,449
Adjustments:
Income from unconsolidated joint venture	(59)	(384)	(127)	(384)
Equity-based compensation expense	1,938	821	3,606	1,939
Provision for loan losses	15,000	—	15,000	—
Unrealized (gain) loss on securities	11,728	2,273	26,802	(1,136)
Unrealized (gain) loss on derivative instruments	(13,313)	3,197	(18,015)	6,241
Foreign currency (gain) loss	13,082	(2,867)	17,557	(5,588)
Amortization of the 2019 Notes related to equity reclassification	582	547	1,154	1,087
Total adjustments:	28,958	3,587	45,977	2,159
Operating Earnings	$33,435	$26,385	$63,258	$48,608
Basic and diluted Operating Earnings per share of common stock	$0.49	$0.45	$0.93	$0.89
Basic weighted average shares of common stock outstanding	67,402,311	58,429,155	67,393,751	54,020,978
Diluted weighted average shares of common stock outstanding	68,374,557	59,022,217	68,351,137	54,621,401

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
At June 30, 2016, all of the Company’s borrowings outstanding under the Goldman Loan, the JPM Facility and participations sold were floating-rate borrowings. At June 30, 2016, the Company also had floating rate assets with a face amount of $1,816,228 resulting in net variable rate exposure of $910,260. A 50 basis point increase in LIBOR would increase the quarterly net interest income related to this variable rate exposure by approximately $1,138. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended June 30, 2016, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
After the announcement of the execution of the Merger Agreement, two putative class action lawsuits challenging the proposed First Merger (as defined in the Merger Agreement), captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City (the “Court”). A putative class and derivative lawsuit was later filed in the Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants AMTG, the board of directors of AMTG (the “AMTG Board”), ARI, Merger Sub, Apollo and Athene and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to the AMTG stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed First Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the First Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016.  The defendants believe that the claims asserted in the complaints are without merit and intend to vigorously defend the lawsuits.
ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Company's registration statement on Form S-4 (Registration No. 333-210632). There have been no material changes to the Company’s risk factors during the six months ended June 30, 2016 other than the risk factors disclosed in the Company's registration statement on Form S-4 (Registration No. 333-210632).
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

2.3
Amendment No. 1, dated as of June 30, 2016, to the Agreement and Plan of Merger, dated as of February 26, 2016, by and among Apollo Commercial Real Estate Finance, Inc., Arrow Merger Sub, Inc. and Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on June 30, 2016 (File No.: 001-34452).

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

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

July 28, 2016

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jai Agarwal
Jai Agarwal
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

2.3
Amendment No. 1, dated as of June 30, 2016, to the Agreement and Plan of Merger, dated as of February 26, 2016, by and among Apollo Commercial Real Estate Finance, Inc., Arrow Merger Sub, Inc. and Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on June 30, 2016 (File No.: 001-34452).

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