Form 10-Q
period 2016-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2016-11-01
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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
As of November 1, 2016, there were 80,841,530 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	September 30, 2016	December 31, 2015
Assets:
Cash	$254,643	$67,415
Restricted cash	62,324	30,127
Securities, at estimated fair value	347,456	493,149
Securities, held-to-maturity	147,190	153,193
Commercial mortgage loans, held for investment	1,426,990	994,301
Subordinate loans, held for investment	882,214	931,351
Investment in unconsolidated joint venture	23,765	22,583
Derivative assets	5,037	3,327
Interest receivable	18,025	16,908
Other assets	31,303	236
Total Assets	$3,198,947	$2,712,590
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements (net of deferred financing costs of $7,875 and $7,353 in 2016 and 2015, respectively)	$1,013,162	$918,421
Convertible senior notes, net	249,528	248,173
Participations sold	110,924	118,201
Accounts payable and accrued expenses	26,367	9,246
Payable to related party	5,903	5,297
Dividends payable	46,028	37,828
Total Liabilities	1,451,912	1,337,166
Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A preferred stock, 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference) in 2016 and 2015	35	35
Series B preferred stock, 8,000,000 shares issued and outstanding ($200,000 aggregate liquidation preference) in 2016 and 2015	80	80
Series C preferred stock, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference) in 2016	69	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 80,826,566 and 67,195,252 shares issued and outstanding in 2016 and 2015, respectively	808	672
Additional paid-in-capital	1,803,667	1,410,138
Accumulated deficit	(54,950)	(32,328)
Accumulated other comprehensive loss	(2,674)	(3,173)
Total Stockholders’ Equity	1,747,035	1,375,424
Total Liabilities and Stockholders’ Equity	$3,198,947	$2,712,590

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net interest income:
Interest income from securities	$8,029	$8,293	$23,685	$24,846
Interest income from securities, held to maturity	2,875	2,956	8,597	9,050
Interest income from commercial mortgage loans	27,460	15,184	72,727	37,246
Interest income from subordinate loans	32,207	25,445	89,649	65,206
Interest expense	(17,256)	(13,187)	(47,620)	(36,287)
Net interest income	53,315	38,691	147,038	100,061
Operating expenses:
General and administrative expenses (includes $1,828 and $5,434 of equity based compensation in 2016 and $756 and $2,695 in 2015, respectively)	(8,352)	(2,099)	(21,456)	(6,512)
Management fees to related party	(5,903)	(4,097)	(16,374)	(11,325)
Total operating expenses	(14,255)	(6,196)	(37,830)	(17,837)
Income from unconsolidated joint venture	80	108	207	495
Other income	309	239	334	252
Provision for loan losses	—	—	(15,000)	—
Realized loss on sale of securities	(225)	—	(225)	(443)
Unrealized gain (loss) on securities	(9,798)	(6,926)	(36,601)	(5,792)
Foreign currency gain (loss)	(4,369)	(2,165)	(21,926)	3,424
Bargain purchase gain	40,021	—	40,021	—
Gain (loss) on derivative instruments (includes unrealized gains(losses) of ($10,297) and $1,731 in 2016 and $2,096 and $(4,144) in 2015, respectively)	4,815	2,096	22,831	(4,144)
Net income	69,893	25,847	98,849	76,016
Preferred dividends	$(9,310)	$(2,304)	$(20,985)	$(6,023)
Net income available to common stockholders	60,583	23,543	77,864	69,993
Basic and diluted net income per share of common stock	$0.83	$0.39	$1.11	$1.24
Basic weighted average shares of common stock outstanding	71,919,549	59,355,613	68,913,362	55,818,731
Diluted weighted average shares of common stock outstanding	72,861,611	59,934,008	69,865,603	56,415,082
Dividend declared per share of common stock	$0.46	$0.44	$1.38	$1.32

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income available to common stockholders	$60,583	$23,543	$77,864	$69,993
Change in net unrealized gain (loss) on securities available-for-sale	—	—	—	678
Foreign currency translation adjustment	73	53	499	(307)
Comprehensive income	$60,656	$23,596	$78,363	$70,364

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Shares	Par	Shares	Par				Total
Balance at January 1, 2016	11,450,000	$115	67,195,252	$672	$1,410,138	$(32,328)	$(3,173)	$1,375,424
Capital increase related to Equity Incentive Plan	—	—	215,672	2	2,804	—	—	2,806
Issuance of preferred stock - Merger	6,900,000	69	—	—	172,431	—	—	172,500
Issuance of restricted common stock	—	—	17,056	*	—	—	—	—
Issuance of common stock- Merger	—	—	13,398,586	134	218,263	—		218,397
Offering costs	—	—	—	—	31	—	—	31
Net income	—	—	—	—	—	98,849	—	98,849
Change in other comprehensive loss	—	—	—	—	—	—	499	499
Dividends on common stock	—	—	—	—	—	(100,485)	—	(100,485)
Dividends on preferred stock	—	—	—	—	—	(20,986)	—	(20,986)
Balance at September 30, 2016	18,350,000	$184	80,826,566	$808	$1,803,667	$(54,950)	$(2,674)	$1,747,035

* Rounds to zero

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flows provided by operating activities:
Net income	$98,849	$76,016
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion) on assets, net	(7,443)	(7,782)
Amortization of deferred financing costs	3,199	2,219
Equity-based compensation	2,808	2,573
Unrealized (gain) loss on securities	36,601	5,916
Provision for loan losses	15,000	—
Income from unconsolidated joint venture	(207)	(511)
Foreign currency (gain) loss	21,122	1,703
Realized (gain) loss on derivative instruments	(21,100)	—
Unrealized (gain) loss on derivative instruments	(1,731)	4,151
Realized (gain) loss on sale of security	225	443
Bargain purchase gain	(40,021)	—
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(17,638)	(20,711)
Other assets	(121)	396
Accounts payable and accrued expenses	(10,410)	(3,202)
Payable to related party	606	860
Net cash provided by operating activities	79,739	62,071
Cash flows used in investing activities:
Funding of commercial mortgage loans	(541,582)	(483,090)
Funding of subordinate loans	(51,001)	(483,480)
Funding of unconsolidated joint venture	(362)	(3,929)
Funding of other assets	—	(8)
Funding of derivative instruments	—	(327)
Proceeds on settlements of derivative instruments	21,100	—
Increase in collateral held related to derivative contracts	13,110	—
Increase in restricted cash related to financing activities	(32,197)	—
Proceeds from sale of securities available-for-sale	—	17,291
Proceeds from sale of securities at estimated fair value	86,451	6,338
Proceeds from sale of investment in unconsolidated joint venture	—	20,794
Principal payments received on securities at estimated fair value	22,424	32
Principal payments received on securities, held-to-maturity	5,970	1,000
Principal payments received on commercial mortgage loans	118,120	41,479
Principal payments received on subordinate loans	81,524	146,775
Principal payments received on other assets	107	167
Proceeds from sale of AMTG assets, net	1,474,111	—
ARI investment in AMTG, net of cash acquired	189,795	—
Net cash used in investing activities	1,387,570	(736,958)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	343,430
Payment of offering costs	(45)	(956)
Proceeds from repurchase agreement borrowings	448,177	553,214
Repayments of repurchase agreement borrowings	(352,914)	(439,971)
Repayments of AMTG repurchase agreement borrowings	(1,254,517)	—
Proceeds from participations sold	—	30,484
Repayments of participations sold	(3,770)	(733)
Payment of deferred financing costs	(3,741)	(2,900)
Dividends on common stock	(94,625)	(71,135)
Dividends on preferred stock	(18,646)	(5,580)
Net cash provided by financing activities	(1,280,081)	405,853
Net decrease in cash and cash equivalents	187,228	(20,483)
Cash and cash equivalents, beginning of period	67,415	40,641
Cash and cash equivalents, end of period	$254,643	$20,158
Supplemental disclosure of cash flow information:
Interest paid	$47,093	$36,563
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	$46,028	$32,060
Offering costs payable	$220	$325
Fair value of assets acquired from AMTG	$1,936,260	$—
Fair value of liabilities assumed from AMTG	$(1,285,183)	$—
Fair value of common stock issued to AMTG	$218,397	$—
Fair value of preferred stock issued to AMTG	$172,500	$—

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. The Company's results of operations for the quarterly period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period.
On August 31, 2016, the Company, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated February 26, 2016 (as amended, the “Merger Agreement”) acquired Apollo Residential Mortgage, Inc., a Maryland corporation (“AMTG”). AMTG merged with and into the Company (“Merger”) with the Company continuing as the surviving entity. As a result, all operations of AMTG and its former subsidiaries are consolidated with the operations of the Company. As of September 30, 2016, substantially all of the assets acquired from AMTG had been sold.
Under Financial Accounting Standards Board (the "FASB") ASC Topic 805, "Business Combinations", or ASC 805, the acquirer in a business combination must recognize, with certain exceptions, the fair values of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. We applied the provisions of ASC 805 in accounting for our acquisition of AMTG. In doing so, we recorded provisional amounts for certain items as of the date of the acquisition, including the fair value of certain assets and liabilities. During the measurement period, a period which shall not exceed one year, we retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of such date that, if known, would have affected the measurement of the amounts recognized. See further discussion in Note 19 "Business Combination".
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
In February 2015, the FASB issued guidance which amends the guidance related to accounting for the consolidation of certain legal entities. The modifications impact limited partnerships and similar legal entities, the evaluation of (i) fees paid to a decision maker or a service provider as a variable interest, (ii) fee arrangements, and (iii) related parties on the primary beneficiary determination. The Company adopted this guidance and determined there was no material impact on the Company's condensed consolidated financial statements.
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. The Company adopted this guidance and applied its provisions retrospectively. This resulted in the reclassification of unamortized deferred financing costs from deferred financing costs, net to reductions in borrowings under repurchase agreements of $7,875 and $7,353 for the period ended September 30, 2016 and December 31, 2015, respectively. Other than this reclassification, the adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of the guidance will have on the Company's condensed consolidated financial statements when adopted.
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230),” or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The Company is currently assessing the impact that this guidance will have on the Company's condensed consolidated financial statements when adopted.

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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of September 30, 2016 and December 31, 2015:

	Fair Value as of September 30, 2016				Fair Value as of December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Fair Value Option)	$—	$347,456	$—	$347,456	$—	$493,149	$—	$493,149
Derivative instruments	—	5,037	—	5,037	—	3,327	—	3,327
Total	$—	$352,493	$—	$352,493	$—	$496,476	$—	$496,476

Note 4 – Debt Securities
At September 30, 2016, all of the Company's CMBS (Fair Value Option) were pledged to secure borrowings under the Company’s master repurchase agreements with UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). See "Note 8 - Borrowings Under Repurchase Agreements" for further information regarding these facilities.

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
The amortized cost and estimated fair value of the Company’s debt securities at September 30, 2016 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	$402,392	$395,160	$116	$(47,820)	$347,456
CMBS (Held-to-Maturity)	147,280	147,190	—	—	147,190
Total	$549,672	$542,350	$116	$(47,820)	$494,646
During August 2016, the Company sold CMBS with an amortized cost of $86,676 resulting in a net realized loss of $225, which was comprised of realized gains of $90 and realized losses of $315. The sale generated proceeds of $16,222 after the repayment of $70,229 of borrowings under the Company's master repurchase agreement with Deutsche Bank AG ("DB") (the "DB Facility").
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
The overall statistics for the Company’s CMBS (Fair Value Option) investments calculated on a weighted average basis assuming no early prepayments or defaults as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Credit Ratings *	B+ - D	BB-D
Coupon	5.9%	5.9%
Yield	5.9%	6.5%
RemainingWeighted Average Life	2.0 years	1.6 years

*	Ratings per Fitch Ratings, Inc., Moody’s Investors Service, Inc. or Standard & Poor's Ratings Services.

The percentage vintage, property type and location of the collateral securing the CMBS (Fair Value Option) investments calculated on a weighted average basis as of September 30, 2016 and December 31, 2015 are as follows:

Vintage	September 30, 2016	December 31, 2015
2005	1.2%	8.3%
2006	15.5	20.0
2007	71.6	62.4
2008	11.7	9.3
Total	100.0%	100.0%

Property Type	September 30, 2016	December 31, 2015
Office	34.6%	32.0%
Retail	27.8	30.2
Multifamily	13.3	13.5
Other *	24.3	24.3
Total	100.0%	100.0%
 *    No other individual category comprises more than 10% of the total.

Location	September 30, 2016	December 31, 2015
South Atlantic	23.0%	23.0%
Middle Atlantic	16.0	18.1
Pacific	15.8	17.8
East North Central	11.3	12.5
Other *	33.9	28.6
Total	100.0%	100.0%
 *    No other individual category comprises more than 10% of the total.
Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at September 30, 2016:

Description	Maturity Date	Current Principal Balance	Carrying Value	Fixed/Floating	Property Size
Condominium – New York, NY (1)	Nov-16	3,175	3,198	Floating	40,000 sq. ft.
Condominium – Bethesda, MD (1)(2)	Apr-17	49,893	50,337	Floating	50 units
Vacation Home Portfolio - Various (1)	Apr-19	91,015	90,270	Fixed	229 properties
Hotel - Philadelphia, PA (1)(3)	May-17	34,000	33,980	Floating	301 keys
Condo Construction - Bethesda, MD (4)	Dec-16	51,419	51,737	Floating	40 units
Multifamily - Brooklyn, NY (1)(5)	Oct-16	34,500	34,984	Floating	63 units
Mixed Use - Cincinnati, OH (1)(3)	May-18	165,000	163,517	Floating	65 acres
Multifamily - Williston, ND (1)(3)	Nov-17	49,706	39,715	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (1)(3)	Nov-19	59,500	59,167	Fixed	29 properties
Mixed Use - Brooklyn, NY (1)(8)	Mar-17	85,770	86,051	Floating	330,000 sq. ft.
Retail Redevelopment - Miami, FL (1)(7)	Jan-17	45,000	45,308	Floating	63,300 sq. ft.
Retail - Brooklyn, NY (1)	Mar-17	23,000	22,982	Floating	10,500 sq. ft.
Hotel - New York, NY (1)(9)	Sept-18	101,764	101,463	Floating	317 keys
Retail - Brooklyn, NY	Mar-17	5,910	5,904	Floating	5,500 sq. ft.
Hotel - U.S. Virgin Islands (1)(10)	Jan-18	42,000	41,747	Floating	180 keys
Office - Richmond, VA (1)(11)	Jan-18	54,000	53,750	Floating	262,000 sq. ft.
Retail Redevelopment - Miami, FL (1)(12)	Jan-18	220,000	218,173	Floating	113,000 sq. ft.
Office - Boston, MA (6)(1)	Mar-18	28,570	28,392	Floating	114,000 sq. ft.
Mixed Use - New York, NY (13)(1)	Jun-18	45,069	44,717	Floating	91,584 sq. ft.
Condo Conversion - Brooklyn, NY (14)(1)	Jun-18	40,600	40,295	Floating	133,550 sq. ft.
Hotel - New York, NY (15)	Aug-18	78,140	77,141	Floating	612 keys
Mixed Use - Chicago, IL (16)	Oct-18	128,000	126,721	Floating	737,382 sq. ft.
Retail - Brooklyn, NY	Mar-17	7,500	7,441	Floating	6,500 sq. ft.
Total		$1,443,531	$1,426,990

(1)
At September 30, 2016, this loan was pledged to secure borrowings under the Company’s repurchase agreements entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”) or Goldman Sachs Bank USA (the “Goldman Loan”). See "Note 8 – Borrowings Under Repurchase Agreements" for a description of these agreements.

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

(6)
This loan includes one six-month extension option subject to certain conditions and the payment of a fee. At September 30, 2016, the Company had $2,430 of unfunded loan commitments related to this loan.

(7)	This loan includes two six- month extension options subject to certain conditions and the payment of a fee for each extension.

(8)	At September 30, 2016, the Company had $6,730 of unfunded loan commitments related to this loan.

(9)
This loan includes two one-year extension options subject to certain conditions and the payment of a fee. At September 30, 2016, the Company had $36,643 of unfunded loan commitments related to this loan.

(10)
This loan includes three one-year extension options subject to certain conditions and the payment of a fee for such extension. At September 30, 2016, the Company had $1,500 of unfunded loan commitments related to this loan.

(11)
This loan includes two one-year extension options subject to certain conditions and the payment of a fee. At September 30, 2016, the Company had $1,000 of unfunded loan commitments related to this loan.

(12)	This loan includes a one-year extension option subject to certain conditions and the payment of a fee.

(13)	This loan includes a six-month extension option subject to certain conditions and the payment of a fee. At September 30, 2016, the Company had $4,931 of unfunded loan commitments related to this loan.

(14)	At September 30, 2016, the Company had $4,900 of unfunded loan commitments related to this loan.

(15)
This loan includes three one-year extension options subject to certain conditions and the payment of a fee. At September 30, 2016, the Company had $26,860 of unfunded loan commitments related to this loan.

(16)
This loan includes two one-year extension options subject to certain conditions and the payment of a fee. At September 30, 2016, the Company had $5,000 of unfunded loan commitments related to this loan.

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

(1)
At December 31, 2015, this loan was pledged to secure borrowings under the JPMorgan Facility or the Goldman Loan. See "Note 8 – Borrowings Under Repurchase Agreements" for a description of these agreements.

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

During the three and nine months ended September 30, 2016, respectively, the Company recorded a loan loss provision of $0 and $10,000 on a multifamily commercial mortgage loan in Williston, ND. As of September 30, 2016, the aggregate loan loss provision was $10,000. The Company has ceased accruing payment in kind ("PIK") interest associated with the loan. As of December 31, 2015, there was no provision for loan loss.
Note 6 – Subordinate Loans
The Company’s subordinate commercial loan portfolio was comprised of the following at September 30, 2016:

Description	Maturity Date	Current Principal Balance	Carrying Value	Fixed/Floating	Property Size
Subordinate to the Company's commercial mortgage loans
Hotel - New York, NY (1)	Sept-18	$6,374	$6,284	Floating	317 keys
Multifamily - Williston, ND (2)	Nov-17	5,000	—	Floating	366 units
Total - Subordinate to the Company's commercial mortgage loans		$11,374	$6,284

Subordinate to third party commercial mortgage loans

Mixed Use – North Carolina	Aug-22	$6,525	$6,525	Fixed	170,897 sq. ft.
Office Complex - Missouri	Oct-22	9,454	9,454	Fixed	845,241 sq. ft.
Hotel Portfolio – Rochester, MN	Feb-18	23,947	23,947	Fixed	1,222 keys
Warehouse Portfolio - Various	May-23	32,000	32,000	Fixed	2,767,047 sq. ft.
Office Condo - New York, NY	Jul-22	14,000	13,665	Fixed	436,598 sq. ft.
Healthcare Portfolio - Various (2)	Jun-17	38,858	38,858	Floating	18,403 beds
Ski Resort - Big Sky, MT	Sept-20	15,000	14,758	Fixed	632 keys
Mixed Use - New York, NY (2)	Dec-17	96,856	96,758	Floating	363 units
Senior Housing - United Kingdom (2)	Dec-17	69,400	69,400	Floating	2,128 beds
Hotel - Burbank, CA	Jan-20	20,000	20,000	Fixed	488 keys
Multifamily Portfolio - Florida (3)	May-17	22,000	21,947	Floating	621 units
Multifamily Portfolio - Florida (3)	May-17	15,500	15,462	Floating	621 units
Mixed Use - Various (3)	May-17	45,000	45,076	Floating	3,535,774 sq. ft.
Hotel - Phoenix, AZ	Jul-25	25,000	25,000	Fixed	744 keys
Hotel - Washington, DC (2)	Jul-17	20,000	19,968	Floating	581 keys
Condo Development - New York, NY (6)	Jul-19	50,616	50,266	Floating	60 units
Condo Conversion - New York, NY (2)	Aug-18	57,750	57,459	Floating	223 units
Mixed Use - New York, NY (7)	Oct-18	30,000	29,896	Floating	363 units
Destination Resort - Various (8)	May-18	75,000	72,502	Floating	5,243 keys
Multifamily - New York, NY (9)(10)	Nov-18	55,000	54,696	Floating	185,000 sq. ft.
Hotel - New York, NY (4)(10)	Mar-17	50,000	49,956	Floating	468 keys
Condo Pre-development - United Kingdom	Sep-17	71,346	71,346	Floating	41 units
Condo Conversion - New York, NY (5)	Jul-19	37,646	36,991	Floating	139 units
Total - Subordinate to third party commercial mortgage loans		$880,898	$875,930
Total/Weighted Average		$892,272	$882,214

(1)
Includes two one-year extension options subject to certain conditions and the payment of an extension fee. At September 30, 2016, the Company had $8,699 of unfunded loan commitments related to this loan.

(2)	Includes two one-year extension options subject to certain conditions and the payment of a fee for each extension.

(3)	Includes three one-year extension options subject to certain conditions and the payment of an extension fee.

(4)	Includes a three-month extension option subject to certain conditions and the payment of a fee.

(5)
Includes a one-year extension option subject to certain conditions and the payment of an extension fee. At September 30, 2016, the Company had $39,354 of unfunded loan commitments related to this loan.

(6)
Includes a one-year extension option subject to certain conditions and the payment of a fee for each extension. At September 30, 2016, the Company had $35,633 of unfunded loan commitments related to this loan.

(7)	Includes a one-year extension option subject to certain conditions and the payment of an extension fee.

(8)	Includes four one-year extension options subject to certain conditions and the payment of an extension fee.

(9)	Includes a six-month extension option subject to certain conditions and the payment of a fee.

(10)
At September 30, 2016, this loan was pledged to secure borrowings under the JPMorgan Facility or the Goldman Loan. See "Note 8 - Borrowings Under Repurchase Agreements" for a description of these agreements.

The Company’s subordinate commercial loan portfolio was comprised of the following at December 31, 2015:

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

The Company evaluates its loans for possible impairment on a quarterly basis. See “Note 5 – Commercial Mortgage Loans” for a summary of the metrics reviewed. During the three and nine months ended September 30, 2016, respectively, the Company recorded a loan loss provision of $0 and $5,000 on a multifamily subordinate loan in Williston, ND. As of September 30, 2016, the aggregate loan loss provision was $5,000. The Company has ceased accruing PIK interest associated with the loan. As of December 31, 2015, there was no provision for loan loss.
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
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an investment fund managed by Apollo Global Management, LLC (together with its subsidiaries, "Apollo") for €16,314 (or $20,794) (of which $2,614 related to foreign exchange losses which were previously included in accumulated other comprehensive loss). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo. As of September 30, 2016, the Company’s unfunded commitment to Champ LP was €2,802 (or $3,149). Through its interest in Champ LP, as of September 30, 2016, the Company held an indirect ownership interest of approximately 9.34% in BKB.
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
Note 8 – Borrowings Under Repurchase Agreements
At September 30, 2016 and December 31, 2015, the Company’s borrowings had the following outstanding balances, maturities and weighted average interest rates:

	September 30, 2016				December 31, 2015
Lender	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)	Maximum Facility Size	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)
JPMorgan Facility (3)	$943,000	$648,086	January 2019	L+2.26%	$600,000	$445,942	January 2019	L+2.25%
DB Repurchase Facility	300,000	—	September 2019	N/A	N/A	N/A	N/A	N/A
Goldman Loan	N/A	42,796	April 2019	L+3.50%	N/A	45,928	April 2019	L+3.50%
Sub-total		690,882		L+2.33%		491,870		L+2.37%

UBS Facility	N/A	133,899	September 2018	2.79%	N/A	133,899	September 2018	2.79%
DB Facility (4)	N/A	196,256	April 2018	3.66%	N/A	300,005	April 2018	3.69%
Sub-total		330,155		3.31%		433,904		3.39%

less: deferred financing costs		(7,875)				(7,353)
Total / Weighted Average		$1,013,162		3.01%		$918,421		2.92%
(1) Maturity date assumes all extensions are exercised.
(2) Assumes one-month LIBOR at September 30, 2016 and December 31, 2015 was 0.53% and 0.43%, respectively.
(3) As of September 30, 2016, the JP Morgan Facility provided for maximum total borrowings comprised of the$800.0 million repurchase facility and a $143.0 million asset specific financing.
(4) Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.

At September 30, 2016, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$313,547	$334,539	$—	$—	$648,086
DB Repurchase Facility	—	—	—	—	—
Goldman Loan	5,290	37,506	—	—	42,796
UBS Facility *	260	133,639	—	—	133,899
DB Facility	185	174,718	8,643	12,710	196,256
Total	$319,282	$680,402	$8,643	$12,710	$1,021,037
*Assumes extension option is exercised.
At September 30, 2016, the Company’s collateralized financings were comprised of borrowings outstanding under the JPMorgan Facility, the Goldman Loan, the UBS Facility and the DB Facility. No borrowings were outstanding under the master repurchase agreement with Deutsche Bank AG (the "DB Repurchase Facility"), which the Company entered into on September 29, 2016. The table below summarizes the outstanding balances at September 30, 2016, as well as the maximum and average month-end balances for the nine months ended September 30, 2016 for the Company's borrowings under repurchase agreements.

		For the nine months ended September 30, 2016
	Balance at September 30, 2016	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility borrowings	$648,086	$800,917	$675,061
DB Repurchase Facility	—	—	—
Goldman Loan	42,796	45,928	44,105
UBS Facility borrowings	133,899	133,899	133,899
DB Facility borrowings	196,256	300,005	266,056
Total	$1,021,037

The Company was in compliance with the financial covenants under its borrowing agreements at September 30, 2016 and December 31, 2015.
Note 9 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At September 30, 2016, the March 2019 Notes had a carrying value of $141,299 and an unamortized discount of $2,451.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes," and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,615. At September 30, 2016, the August 2019 Notes had a carrying value of $108,229 and an unamortized discount of $2,771.
The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	56.5584	3/15/2019	2.46 years
August 2019 Notes	$111,000	5.50%	6.50%	56.5584	3/15/2019	2.46 years

(1)
Effective rate includes the effect of the adjustment for the conversion option (see footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2019 Notes converted, as adjusted as of October 11, 2016, in accordance with the applicable supplemental indenture as a result of cash dividend payments. The if-converted value of the 2019 Notes does not exceed their principal amount at September 28, 2016 since the closing market price of the Company’s common stock does not exceed the implicit conversion prices of $17.68 at September 30, 2016 for the 2019 Notes.

 GAAP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $11,445 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2016. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $3,503 and $10,508 for the three and nine months ended September 30, 2016, respectively.  The aggregate contractual interest expense was approximately $3,503 and $10,508 for the three and nine months ended September 30, 2015, respectively. With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $895 and $2,654 for the three and nine months ended September 30, 2016, respectively. With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $867 and $2,566 for the three and nine months ended September 30, 2015, respectively.
As of September 30, 2016, potential shares of common stock contingently issuable upon the conversion of the 2019 Notes were excluded from the calculation of diluted income per share of common stock because it is management's intent and the Company currently has the ability to settle the obligation in cash.
Note 10 - Federal Home Loan Bank of Indianapolis Membership

In February 2015, the Company's wholly owned subsidiary, ACREFI Insurance Services, LLC, was accepted for membership in the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, ACREFI Insurance Services, LLC has access to a variety of products and services offered by the FHLBI, including secured advances. As of September 30, 2016, ACREFI Insurance Services, LLC had not requested any advances from the FHLBI.
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
Upon termination of ACREFI Insurance Services, LLC's membership, FHLBI will be required to redeem at par value the FHLBI stock that had been purchased and held by ACREFI Insurance Services, LLC as a condition to membership in the FHLBI. At September 30, 2016, the Company had stock in the FHLBI totaling $8, which is included in other assets on the condensed consolidated balance sheet at September 30, 2016.
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
During January 2015, the Company closed a £34,519 (or $51,996) floating-rate mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. During February 2015, closed an additional £20,000 (or $30,672) and participated that balance to an investment fund affiliated with Apollo. At September 30, 2016, the participation had a face amount of £19,626 (or $25,459), a carrying amount of£19,626 (or $25,459) and a cash coupon of LIBOR plus 825 basis points.
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation and classified it as CMBS (Held-to-Maturity) on its condensed consolidated financial statements. At September 30, 2016, the participation had a face amount of $85,517, a carrying amount of $85,465 and a cash coupon of LIBOR plus 440 basis points.
Note 12 – Derivative Instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.

The Company has entered into a series of forward contracts to sell an amount of foreign currency (British pound ("GBP")) for an agreed upon amount of U.S. dollars at various dates through September 2017. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by the Company related to foreign denominated loan investments.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards as of September 30, 2016:

Type of Derivative	September 30, 2016
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	5	97,732	GBP	October 2016- September 2017

The following table summarizes our non-designated Fx forwards as of December 31, 2015:

Type of Derivative	December 31, 2015
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	5	130,272	GBP	January 2016- October 2016

The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to the Company’s derivative instruments for the three and nine months ended September 30, 2016 and 2015.

		Three months ended September 30,		Nine months ended September 30,
	Location of Loss Recognized in Income	2016	2015	2016	2015
Forward currency contract	Gain (loss) on derivative instruments - unrealized	$(10,304)	$2,240	$1,812	$(3,938)
Forward currency contract	Gain (loss) on derivative instruments - realized	15,112	—	21,100	—
Interest rate caps	Loss on derivative instruments - unrealized	7	(144)	(81)	(206)
Total		$4,815	$2,096	$22,831	$(4,144)

The following table summarizes the gross asset amounts related to the Company's derivative instruments at September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Interest rate caps	$8	$—	$8	$106	$—	$106
Forward currency contract	5,029	—	5,029	3,221	—	3,221
Total derivative instruments	$5,037	$—	$5,037	$3,327	$—	$3,327

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
The current term of the Management Agreement expires on September 29, 2017 and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors in February 2016, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to seek termination of the Management Agreement. As described in "Note 16 - Commitments and Contingencies," the Company also made payments to the Manager in accordance with its letter agreement with the Manager.
For the three and nine months ended September 30, 2016, respectively, the Company incurred approximately $5,903 and $16,374 in base management fees under the Management Agreement. For the three and nine months ended September 30, 2015, respectively, the Company incurred approximately $4,097 and $11,325 in base management fees under the Management Agreement. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and nine months ended September 30, 2016, respectively, the Company paid expenses totaling $517 and $1,359 related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. For the three and nine months ended September 30, 2015, respectively, the Company recorded expenses totaling $78 and $1,011 related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the condensed consolidated balance sheet at September 30, 2016 and December 31, 2015, respectively, are approximately $5,903 and $4,100 for base management fees incurred but not yet paid under the Management Agreement.
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
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo, reducing its unfunded commitment to Champ LP to €2,802 (or $3,149).  Through its interest in Champ LP, as of September 30, 2016, the Company, held an indirect ownership interest of approximately 9.34% in BKB.  The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB.
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
The Company recognized stock-based compensation expense of $1,828 and $5,434 for the three and nine months ended September 30, 2016, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $756 and $2,695 for the three and nine months ended September 30, 2015, related to restricted stock and RSU vesting. The following table summarizes the activity related to restricted common stock and RSUs during the nine months ended September 30, 2016:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at December 31, 2015		340,064	1,242,810
Cancelled upon delivery	January 2016	—	(318,160)	n/a	n/a	n/a
Forfeiture	January 2016	—	(1,667)	n/a	n/a	n/a
Grant	February 2016	—	47,028	$729	(1)	(1)
Grant	March 2016	—	5,095	$81	December 2016	December 2017
Grant	April 2016	17,056	—	$275	July 2016	April 2019
Forfeiture	June 2016	—	(14,972)	n/a	n/a	n/a
Cancelled upon delivery	July 2016	—	(543)	n/a	n/a	n/a
Forfeiture	July 2016	—	(12,792)	n/a	n/a	n/a
Grant	July 2016	—	1,528	$25	September 2016	September 2016
Forfeiture	August 2016	—	(15,642)	n/a	n/a	n/a
Grant	September 2016	—	6,146	$101	October 2016	October 2016
Cancelled upon delivery	September 2016	—	(41,281)	n/a	n/a	n/a
Outstanding at September 30, 2016		357,120	897,550

(1) These awards vest based upon the achievement of certain conditions.
Below is a summary of expected restricted common stock and RSU vesting dates as of September 30, 2016.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
October 2016	5,578	37,046	42,624
December 2016	28,920	325,513	354,433
January 2017	5,161	—	5,161
April 2017	5,164	—	5,164
June 2017	—	544	544
July 2017	4,004	—	4,004
October 2017	3,997	—	3,997
December 2017	28,923	322,113	351,036
January 2018	2,749	—	2,749
April 2018	2,755	—	2,755
June 2018	—	544	544
July 2018	1,420	—	1,420
October 2018	1,424	—	1,424
December 2018	16,670	204,954	221,624
January 2019	1,419	—	1,419
April 2019	1,424	—	1,424
	109,608	890,714	1,000,322

At September 30, 2016, the Company had unrecognized compensation expense of approximately $1,402 and $10,470, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the nine months ended September 30, 2016, the Company delivered 215,672 shares of common stock for 359,984 vested RSUs. The Company allows holders of RSUs to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the holder, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $2,626 for the nine months ended September 30, 2016, and is included as a component of the capital decrease related to the Company's equity incentive plan in the condensed consolidated statement of changes in stockholders’ equity.
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
Dividends. For 2016, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.46
June 17, 2016	June 30, 2016	July 15, 2016	$0.46
September 14, 2016	September 30, 2016	October 17, 2016	$0.46

For 2016, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.5391
June 17, 2016	June 30, 2016	July 15, 2016	$0.5391
September 14, 2016	September 30, 2016	October 17, 2016	$0.5391
For 2016, the Company declared the following dividends on its 8.00% Fixed to Floating Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.5000
June 17, 2016	June 30, 2016	July 15, 2016	$0.5000
September 14, 2016	September 30, 2016	October 17, 2016	$0.5000

For 2016, the Company declared the following dividends on its 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”):

Declaration Date	Record Date	Payment Date	Amount
September 14, 2016	September 30, 2016	October 31, 2016	$0.5000

Note 16 – Commitments and Contingencies

Legal Proceedings. From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.
After the announcement of the execution of the Merger Agreement, two putative class action lawsuits challenging the proposed First Merger (as defined in the Merger Agreement), captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City, (the “Court”). A putative class and derivative lawsuit was later filed in the Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants AMTG, the board of directors of AMTG (the “AMTG Board”), ARI, Merger Sub, Apollo and Athene and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to the AMTG stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed First Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the First Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016.  On August 18, 2016, the defendants filed motions to dismiss the consolidated action, and the plaintiffs filed an opposition brief on October 6, 2016. The Company believes that the claims asserted in the complaints are without merit and intend to vigorously defend the lawsuits.

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
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo, reducing its unfunded commitment to Champ LP to €2,802 (or $3,149).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 9.34% in BKB.
Loan Commitments. As described in "Note 5 - Commercial Mortgage Loans" and "Note 6 - Subordinate Loans," respectively, at September 30, 2016, the Company had $173,680 of unfunded commitments related to its commercial mortgage loan portfolio and subordinate loan portfolio.
Note 17 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the condensed consolidated balance sheet at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$254,643	$254,643	$67,415	$67,415
Restricted cash	62,324	62,324	30,127	30,127
Securities, held-to-maturity	147,190	147,263	153,193	153,230
Commercial first mortgage loans	1,426,990	1,433,349	994,301	999,517
Subordinate loans	882,214	892,053	931,351	939,545
Borrowings under repurchase agreements	(1,021,037)	(1,021,362)	(925,774)	(925,920)
Convertible senior notes, net	(249,528)	(263,985)	(248,173)	(253,986)
Participations sold	(110,924)	(110,967)	(118,201)	(118,226)
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
The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$69,893	$25,847	$98,849	$76,016
Preferred dividends	(9,310)	(2,304)	(20,985)	(6,023)
Net income available to common stockholders	60,583	23,543	77,864	69,993
Dividends declared on common stock	(37,180)	(29,544)	(99,182)	(80,955)
Dividends on participating securities	(413)	(258)	(1,298)	(779)
Net income (loss) attributable to common stockholders	$22,990	$(6,259)	$(22,616)	$(11,741)
Denominator:
Basic weighted average shares of common stock outstanding	71,919,549	59,355,613	68,913,362	55,818,731
Diluted weighted average shares of common stock outstanding	72,861,611	59,934,008	69,865,603	56,415,082
Basic and diluted net income per weighted average share of common stock
Distributable Earnings	$0.52	$0.50	$1.44	$1.45
Undistributed income (loss)	$0.31	$(0.11)	$(0.33)	$(0.21)
Basic and diluted net income per share of common stock	$0.83	$0.39	$1.11	$1.24
For the three and nine months ended September 30, 2016 , respectively, 942,062 and 952,241 unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2015, respectively, 578,395 and 596,351 unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Note 19 – Business Combination
On August 31, 2016, the Company, pursuant to the terms and conditions of the Merger Agreement, acquired AMTG for consideration of common stock and preferred stock, as applicable and cash. AMTG merged with and into the Company with the Company continuing as the surviving entity. As a result, all operations of AMTG and its former subsidiaries are consolidated with the operations of the Company. In connection with financing the Merger, on August 31, 2016, the Company entered into a Loan Agreement (the “Athene Loan Agreement”) with Athene USA Corporation, a subsidiary of Athene Holding Ltd., as lender (“Athene USA”), pursuant to which the Company borrowed $175,000 in order to fund a portion of the Company’s obligations under the Merger Agreement. The Athene Loan Agreement was repaid in full and terminated on September 1, 2016. On August 31, 2016, pursuant to an Asset Purchase and Sale Agreement, dated February 26, 2016 (as amended, the “Asset Purchase Agreement”) by and among Athene Annuity & Life Assurance Company and Athene Annuity and Life Company (collectively, “Athene Annuity”) and the Company, the Company sold primarily non-agency residential mortgage backed securities previously held by AMTG to Athene Annuity for cash consideration of approximately $1,100,000. Proceeds from the sale were used to repay approximately $804,000 in associated financing, $175,000 to satisfy the Athene Loan Agreement and for general corporate purposes.

As of September 30, 2016, substantially all of the assets acquired from AMTG have been sold. This Merger provided the Company with the ability to expand the balance sheet in a cost effective and accretive manner at a time when ARI’s management believes there is significant opportunity to deploy capital into commercial real estate debt investments at attractive returns.

The Merger was accounted for as a business combination in accordance with ASC 805.  The transactions pursuant to the Athene Loan Agreement and the Asset Purchase Agreement were contemporaneous with and contingent on the Merger, therefore the Company recorded the transaction net. The Company was designated as the accounting acquirer. The total purchase price has been allocated based upon management’s estimates of fair value. The difference between the fair value of net assets of AMTG and the consideration was recorded as a bargain purchase gain.
The bargain purchase gain was computed as follows:

Consideration Paid:	$ (in thousands)
Cash	$220,159
Common stock issued	218,397
Preferred stock assumed	172,500
Total consideration paid	$611,056

Assets acquired:
Cash and cash equivalents	399,402
Restricted cash	10,552
Investments	1,491,484
Other assets	34,822

Liabilities assumed:
Borrowings under repurchase agreements	(1,254,518)
Other liabilities	(30,665)

Net assets acquired	651,077

Bargain purchase gain	$40,021
The Company incurred $4,925 and $11,350 of transaction-related expenses related to the Merger during the three and nine months ended September 30, 2016. Transaction-related expenses are comprised primarily of transaction fees and Merger costs, including legal, finance, consulting, professional fees and other third-party costs.
The following table provides the pro forma consolidated operational data as if the Merger had occurred on January 1, 2016:

Nine Months Ended
(in thousands, except per share data)	September 30, 2016
Total revenue	$280,230
Net income attributable to common shareholders	40,161

Common shares outstanding at September 30, 2016	80,826,566
Net income per common share, basic and diluted	$0.50
The pro forma consolidated operational data is based on assumptions and estimates considered appropriate by our management; however, these pro forma results are not necessarily indicative of the results of operations that would have been obtained had the Merger occurred at the beginning of the period presented, nor do they purport to represent the consolidated results of operations for future periods. The pro forma consolidated operational data do not include the impact of any synergies that may be achieved from the Merger or any strategies that management may consider in order to continue to efficiently manage operations.

 Note 20 – Subsequent Events
Investment Activity. Subsequent to quarter end, the Company closed an $80,000 first mortgage loan (all of which is expected to be funded by year end) secured by a to-be-developed data center in Manassas, Virginia which has been substantially pre-leased on a long-term basis to a credit tenant.

The Company closed a$130,000 junior mezzanine loan secured by the equity interests in a portfolio of 155 healthcare properties representing 18,662 licensed beds across 20 states.

The Company closed a $30,000 preferred equity interest for the development of a 247,130 square foot 30-story condominium tower with ground-floor retail space on the Upper East Side of New York City.

The Company entered into a twelve month extension and upsized the Company’s outstanding loan amount through the acquisition of an additional £45,000 (or approximately $57,400) of pari passu interests in an existing pre-development mezzanine loan for the development of a luxury condominium project in Mayfair, London, bringing ARI’s total outstanding loan balance to £100,000.

During October 2016, the Company funded approximately $6,228 related to previously closed loans and received approximately $34,500 from loan repayments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands—except share and per share data)
FORWARD-LOOKING INFORMATION
The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including repurchase agreement financing, financing through the FHLBI and securitizations; the anticipated shortfall of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; the Company’s continued maintenance of its qualification as a REIT for U.S. federal income tax purposes; the Company’s continued exclusion from registration under the Investment Company Act of 1940, as amended; the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s present and potential future competition; the risk that the anticipated benefits from the Merger and related transactions may not be realized or may take longer to realize than expected; and unexpected costs or unexpected liabilities, including those related to litigation, that may arise from the Merger and related transactions.
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
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $188.6 billion as of September 30, 2016.
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
New-issue CMBS volume continued to grow in 2015 with total issuance in the United States of approximately $101 billion, a 7% increase from the approximately $94 billion issued during the prior year.  Despite the robust issuance in 2015, current volumes of CMBS issuance are still moderate relative to the peak of the market, which saw more than $229 billion in CMBS issuance in 2007, creating significant opportunities for non-CMBS lenders such as the Company.  Furthermore, the credit risk retention rule for CMBS lenders, which is scheduled to be implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act on December 24, 2016, will mandate that CMBS originators retain economic interests in the commercial property loans they securitize and sell to third-party investors. While the magnitude of the impact has yet to be seen, market participants and researchers expect the risk retention rule will likely raise the cost of borrowing via CMBS loans and decrease the number of market participants, creating additional opportunities for non-bank lenders. As a likely sign of this uncertainty, 2016 year-to-date CMBS issuance has been subdued. As of the end of the third quarter, year-to-date CMBS issuance in the United States was approximately $49 billion, a significant decrease over third quarter year-to-date CMBS issuance in the United States of approximately $81 billion in 2015.
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
Critical Accounting Policies
A summary of the Company’s accounting policies is set forth in its Annual Report on Form 10-K for the year ended December 31, 2015 under “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.” There have been no material changes to the Company's critical accounting policies described in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2016.
Financial Condition and Results of Operations
All non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Investments
The following table sets forth certain information regarding the Company’s investments at September 30, 2016:

Description	Amortized Cost	Debt	Equity at cost (1)	Remaining Weighted Average Life (years) (2)	Current Weighted Average Underwritten IRR (3)	Fully- Levered Weighted Average Underwritten IRR (3)(4)	CMBS IRR Since Investment Date(5)
First mortgages	$1,426,990	$690,882	$736,108	2.5	13.0%	15.6%	N/A
Subordinate loans (6)(7)	918,480	—	918,480	3.4	12.4	12.4	N/A
CMBS	395,160	330,155	127,329	2.0	6.2	6.2	10.7
Total/Weighted Average	$2,740,630	$1,021,037	$1,781,917	2.7	12.2%	13.3%	10.7%

(1)	CMBS includes $62,324 of restricted cash related to the UBS Facility and the DB Facility.

(2)	Remaining Weighted Average Life assumes all extension options are exercised.

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

(4)
Represents an underwritten levered weighted average IRR.  The Company's ability to achieve the underwritten levered weighted average IRR additionally depends upon the availability of the JPMorgan Facility or any replacement facility with similar terms with regard to its portfolio of first mortgage loans.   Without such availability, the levered weighted average underwritten IRR will be lower than the amount shown above.

(5)	IRR calculated from date of investment in 2015 through September 30, 2016 and includes the historical and projected cash flows for the CMBS held.

(6)
Subordinate loans are net of a participation sold during February 2015. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At September 30, 2016, the Company had one such participation sold with a carrying amount of £19,626 (or $25,459).

(7)
Subordinate loans also include CMBS (Held-to-Maturity) are net of a participation sold during June 2014. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At September 30, 2016, the Company had one such participation sold with a carrying amount of $85,465.

The Company's average asset and debt balances for the nine months ended September 30, 2016, were:

	Average month-end balances for the nine-months ended September 30,2016
Description	Assets	Related debt
First mortgages	$1,184,525	$650,047
Subordinate loans (1)	1,090,185	18,888
CMBS	444,783	399,956

(1) Subordinate loans also include CMBS (Held-to-Maturity).
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
In September 2016, the Company closed a $105,000 first mortgage loan, $78,140 of which was funded at closing for a newly- constructed, 612-key full service hotel located in the Times Square district of New York City. The floating rate loan has a two-year initial term with three one-year extension options and an appraised LTV of approximately 62% and has been underwritten to generate a levered IRR of approximately 14%.
In September 2016, the Company closed a $133,000 first mortgage loan, $128,000 of which was funded at closing. The loan is secured by a 735,382 square foot office building located in the North Michigan Avenue retail corridor of Chicago which will be redeveloped into a mixed use project. The floating rate loan has a two-year initial term with two one-year extension options and an appraised loan-to-cost of approximately 58%. The loan has been underwritten to generate a levered IRR of approximately 14%.
In September 2016, the Company closed a $7,500 first mortgage loan secured by a 6,500 square foot retail property. The loan is cross-collateralized and cross-defaulted with the $121.4 million of financing ARI has provided to the same borrower in connection with the aggregation of retail parcels for redevelopment in downtown Brooklyn, New York. The total floating rate financing has a remaining six month term and an appraised LTV of approximately 60%.
During 2016, the Company funded additional investments of $113,159 related to previously closed loans.
Net Income Available to Common Stockholders

For the three and nine months ended September 30, 2016,respectively, the Company’s net income available to common stockholders was $60,583, or $0.83 per share, and $77,864, or $1.11 per share. For the three and nine months ended September 30, 2015, respectively, the Company’s net income available to common stockholders was $23,543, or $0.39 per share, and $69,993, or $1.24 per share.

Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change $	Change (%)	2016	2015	Change $	Change (%)
Interest income from:
Securities	$8,029	$8,293	$(264)	(3.2)%	$23,685	$24,846	$(1,161)	(4.7)%
Securities, held to maturity	2,875	2,956	(81)	(2.7)%	8,597	9,050	(453)	(5.0)%
Commercial mortgage loans	27,460	15,184	12,276	80.8%	72,727	37,246	35,481	95.3%
Subordinate loans	32,207	25,445	6,762	26.6%	89,649	65,206	24,443	37.5%
Interest expense	(17,256)	(13,187)	(4,069)	30.9%	(47,620)	(36,287)	(11,333)	31.2%
Net interest income	$53,315	$38,691	$14,624	37.8%	$147,038	$100,061	$46,977	46.9%
Net interest income for the three and nine months ended September 30, 2016, respectively, increased $14,624, or 37.8% and $46,977, or 46.9%, from the same periods in 2015.
Interest income related to securities for the three and nine months ended September 30, 2016, respectively, decreased $264 or 3.2%, and $1,161, or 4.7%, from the same periods in 2015. The decrease is attributable to the sale of CMBS with an amortized cost of $86,676 during 2016 and the repayment of $22,424 of CMBS during 2016. The Company did not purchase any CMBS during 2016 or 2015.
Interest income related to securities, held-to-maturity for the three and nine months ended September 30, 2016, respectively, decreased $81, or 2.7% ,and $453, or 5.0%, from the same periods in 2015. The decrease is attributable to the repayment of $5,970 of securities, held-to-maturity during 2016.
The increase in interest income related to commercial mortgage loans for the three and nine months ended September 30, 2016, respectively, of $12,276, or 80.8%, and $35,481, or 95.3%, from the same periods in 2015. This increase is primarily attributable to the funding of $541,582 of commercial mortgage loans during 2016 net of repayments of $118,120, as well as an increase in LIBOR.
The increase in interest income related to subordinate loans for the three and nine months ended September 30, 2016, respectively, of $6,762, or 26.6%, and $24,443, or 37.5%, from the same periods in 2015. This increase is primarily attributable to the funding of $51,001 of subordinate loans during 2016 net of repayments of $81,524 an increase in LIBOR, as well as a prepayment penalty of $3,985.
Interest expense for the three and nine months ended September 30, 2016, respectively, increased $4,069, or 30.9%, and $11,333, or 31.2%, from the same periods in 2015. The increase in interest expense was attributable to the increase in the average balance of the Company’s borrowings under repurchase agreements from $728,083 for the nine months ended September 30, 2015 to $1,104,708 for the nine months ended September 30, 2016.
Operating Expenses
The following table sets forth the Company’s operating expenses for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Change (amount)	Change (%)	2016	2015	Change (amount)	Change (%)
General and administrative expense -Other	$1,599	$1,343	$256	19.1%	$4,672	$3,817	$855	22.4%
General and administrative expense - Merger related	4,925	—	4,925	100.0%	11,350	—	11,350	100.0%
Stock-based compensation expense	1,828	756	1,072	141.8%	5,434	2,695	2,739	101.6%
Management fee expense	5,903	4,097	1,806	44.1%	16,374	11,325	5,049	44.6%
Total operating expense	$14,255	$6,196	$8,059	130.1%	$37,830	$17,837	$19,993	112.1%
General and administrative expense - Other for the three and nine months ended September 30, 2016, respectively, increased $256, or 19.1% , and $855, or 22.4%, from the same periods in 2015. The increase is primarily attributable to higher operating expenses associated with growth and increase in assets under management.
General and administrative expense - Merger related for the three and nine months ended September 30, 2016, respectively, were $4,925 and $11,350. General and administrative expense - Merger related expenses related to the Merger and related transactions. There were no General and administrative expense - Merger related for the three and nine months ended September 30, 2015.
Stock-based compensation expense for the three and nine months ended September 30, 2016, respectively, increased $1,072 or 141.8%, and $2,739, or 101.6%, from the same periods in 2015. The increase is primarily attributable to the grant of 656,425 RSUs in December 2015. This was partially offset by the delivery of 318,160 RSUs in January 2016. Share-based payments are discussed further in the accompanying condensed consolidated financial statements, “Note 14—Share-Based Payments.”
Management fee expense for the three and nine months ended September 30, 2016, respectively, increased $1,806, or 44.1%, and $5,049, or 44.6%, from the same periods in 2015. The increase is primarily attributable to an increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offerings completed in 2015 and issuance of common and preferred equity in conection with the Merger. Management fees and the relationship between the Company and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, “Note 13—Related Party Transactions.”
Realized and Unrealized Gain/Loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS, U.S. dollar denominated loans, non U.S. dollar denominated loans and derivative instruments are included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2016 and 2015:

		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2016	2015	2016	2015
Securities	Realized gain on sale of securities	$(225)	$—	$(225)	$(443)
Securities	Unrealized gain (loss) on securities	(9,798)	(6,926)	(36,601)	(5,792)
Loans	Provision for loan losses	—	—	(15,000)	—
Foreign currency	Foreign currency gain (loss)	(4,369)	(2,165)	(21,926)	3,424
Forward currency contract	Gain (Loss) on derivative instruments – realized	15,112	—	21,100	—
Forward currency contract	Gain (loss) on derivative instruments - unrealized	(10,304)	2,240	1,812	(3,938)
Interest rate caps	Loss on derivative instruments - unrealized	7	(144)	(81)	(206)
Total		$(9,577)	$(6,995)	$(50,921)	$(6,955)

The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.
The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivatives are recorded directly in earnings.

For the three and nine months ended September 30, 2016, respectively, the Company recognized a realized loss on securities of $(225) and $(225). For the three and nine months ended September 30, 2015, respectively, the Company recognized a realized gain (loss) on securities of $0 and $(443).
For the three and nine months ended September 30, 2016, respectively, the Company recognized an unrealized gain (loss) on securities of $(9,798) and $(36,601). For the three and nine months ended September 30, 2015, respectively, the Company recognized an unrealized gain (loss) on securities of $(6,926) and $(5,792). These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
For the three and nine months ended September 30, 2016, respectively, the Company recorded a provision for loan loss on its loans of $0 and $15,000. There were no provisions for loan losses recorded in 2015.
For the three and nine months ended September 30, 2016, respectively, the Company recorded a bargain purchase gain of $40,021 and $40,021. There were no bargain purchase gain recorded in 2015.
Dividends
Dividends. For the nine months ended September 30, 2016, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.46
June 17, 2016	June 30, 2016	July 15, 2016	$0.46
September 14, 2016	September 30, 2016	October 17, 2016	$0.46

For the nine months ended September 30, 2016, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.5391
June 17, 2016	June 30, 2016	July 15, 2016	$0.5391
September 14, 2016	September 30, 2016	October 17, 2016	$0.5391
For the nine months ended September 30, 2016, the Company declared the following dividends on its Series B Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 15, 2016	March 31, 2016	April 15, 2016	$0.5000
June 17, 2016	June 30, 2016	July 15, 2016	$0.5000
September 14, 2016	September 30, 2016	October 17, 2016	$0.5000

For the nine months ended September 30, 2016, the Company declared the following dividends on its Series C Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
September 14, 2016	September 30, 2016	October 31, 2016	$0.5000

Subsequent Events
Investment Activity. Subsequent to quarter end, the Company closed an $80,000 first mortgage loan (all of which is expected to be funded by year end) secured by a to-be-developed data center in Manassas, Virginia which has been substantially pre-leased on a long-term basis to a credit tenant. The loan is part of a $365,000 financing which consists of the Company's $80,000 loan and additional pari passu notes totaling $285,000. The fixed-rate loan has a three-year term and an underwritten, as-stabilized LTV of approximately 55%. The loan has been underwritten to generate a levered IRR of approximately 14%.

The Company closed a $130,000 junior mezzanine loan secured by the equity interests in a portfolio of 155 healthcare properties representing 18,662 licensed beds across 20 states. The loan is being used to refinance existing debt on the portfolio, which includes a $39,000 mezzanine loan provided by the Company in 2014, which was repaid. The floating rate junior mezzanine loan has a two-year initial term with three two-year extension options and an appraised LTV of approximately 62%. The junior mezzanine loan has been underwritten to generate an IRR of approximately 12%.

The Company closed a $30,000 preferred equity interest for the development of a 247,130 square foot 30-story condominium tower with ground-floor retail space on the Upper East Side of New York City. The preferred equity investment is part of a $289,000 financing which consists of the Company's $30,000 million preferred equity investment and a $259,000 construction loan. The floating-rate preferred equity interest has a three-year initial term with two six-month extension options and an appraised loan-to-net sell out of approximately 53%. The preferred equity investment has been underwritten to generate an IRR of approximately 15%.

The Company entered into a twelve month extension and upsized the Company’s outstanding loan amount through the acquisition of an additional £45,000 (or approximately $57,400) of pari passu interests in an existing pre-development mezzanine loan for the development of a luxury condominium project in Mayfair, London, bringing the Company's total outstanding loan balance to £100,000. The loan is part of a £220,000 financing which consists of a £120,000 first mortgage loan and the Company's £100,000 mezzanine loan. The first mortgage loan also was extended for an additional twelve months in connection with the extension of the Company's mezzanine loan. The floating rate mezzanine loan has an appraised LTV of approximately 63% and has been underwritten to generate an IRR of approximately 16%.

During October 2016, the Company funded approximately $6,228 related to previously closed loans and received approximately $34,500 from loan repayments.
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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at September 30, 2016. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In January 2010, the Company, through two indirect wholly owned subsidiaries, entered into the JPMorgan Facility, which as amended in 2015 and 2016, currently provides for a maximum total borrowings of $943,000, comprised of the $800,000 repurchase facility and a $143,000 asset specific financing, and a three-year term expiring in January 2018 plus a one-year extension option. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000 plus 75% of the net cash proceeds of any equity issuance by the Company), (B) maximum total indebtedness to consolidated tangible net worth (3:1), or (C) minimum liquidity (the greater of 5% of the Company’s total recourse indebtedness or $15,000). The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of September 30, 2016, the Company had $648,086 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans. The weighted average cost of borrowing at September 30, 2016, was one-month LIBOR plus 2.26%.
DB Repurchase Facility
On September 29, 2016, the Company, through an indirect wholly-owned subsidiary, entered into a master repurchase agreement with Deutsche Bank AG (the “DB Repurchase Facility”) to provide up to $300,000 of advances in connection with financing first mortgage loans secured by real estate. The DB Repurchase Facility matures in September 2019 with two one-year extension options and will accrue interest at per annum pricing equal to the sum of one-month LIBOR plus an applicable spread. Margin calls may occur any time at specified aggregate margin deficit thresholds. The DB Facility contains customary covenants, including continuing to operate in a manner that allows the Company to qualify as a real estate investment trust for federal income tax purposes and financial covenants with respect to minimum consolidated tangible net worth, maximum total indebtedness to consolidated tangible net worth, and minimum liquidity. The Company has agreed to provide a guarantee of the obligations its indirect wholly-owned subsidiaries under this facility.
As of September 30, 2016, the Company had no borrowings outstanding under the DB Repurchase Facility.
UBS Facility
In September 2013, the Company, through an indirect wholly-owned subsidiary, entered into the UBS Facility, which currently provides that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS Facility matures in September 2017, with a one-year extension available at the Company's option, subject to certain conditions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month U.S. dollar LIBOR. The Company borrows 100% of the estimated fair value of the collateral pledged and posts margin equal to 22.5% of that borrowing amount in cash. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. Additionally, depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000 and a maximum total debt to consolidated tangible net worth covenant (3:1). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility.
As of September 30, 2016, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
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
Additionally, depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The DB Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings. The weighted average cost of borrowing at September 30, 2016, was three-month LIBOR plus 2.83%.
As of September 30, 2016, the Company had $196,256 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
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
As of September 30, 2016, the Company had $42,796 of borrowings outstanding under the Goldman Loan secured by one commercial mortgage loan held by the Company.
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
On August 31, 2016, the Company consummated the Merger with AMTG and issued 13,398,586 shares of its common stock and 6,900,000 shares of Series C Preferred Stock. Subsequent to the transaction, the Company liquidated substantially all of the assets of AMTG and realized proceeds of approximately $400,000.
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of cash available, which was $254,643 as of September 30, 2016, principal and interest payments the Company receives on its portfolio of assets, and available borrowings under its repurchase agreements. The Company expects its other sources of cash to consist of cash generated from operations and the possible prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate. At September 30, 2016, subject to certain conditions, the Company had $294,914 in unused capacity under its JP Morgan Facility. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities, or conduct additional securities offerings.
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

Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of September 30, 2016 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility borrowings *	$327,718	$345,585	$—	$—	$673,303
Goldman Loan *	6,904	39,515	—	—	46,419
UBS Facility borrowings **	4,051	136,804	—	—	140,855
DB Facility borrowings	7,466	181,948	9,809	13,106	212,329
Convertible Senior Notes	14,011	274,599	—	—	288,610
Unfunded loan commitments***	154,798	18,882	—	—	173,680
Total	$514,948	$997,333	$9,809	$13,106	$1,535,196

*	Assumes current LIBOR of 0.53% for interest payments due under the JPMorgan Facility and the Goldman Loan.
**    Assumes extension options are exercised.
***    Based on the Company's expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect the Company’s operating results.
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
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794), reducing its then unfunded commitment to Champ LP to €3,229 (or $3,675). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo. reducing its unfunded commitment to Champ LP to €2,802 (or $3,149). Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 9.34% in BKB.

Loan Commitments. At September 30, 2016, the Company had $173,680 of unfunded commitments related to its commercial mortgage loan portfolio and subordinate loan portfolio.
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
The current term of the Management Agreement currently runs through September 29, 2017. Absent certain action by the independent directors of the Company’s board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one year term. The Management Agreement may be terminated upon expiration of the one-year term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable. Following a meeting by the Company’s independent directors in February 2016, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.
Off-balance Sheet Arrangements
Except as disclosed in "Note 7 - Unconsolidated Joint Venture," the Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.
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
The Company has 3,450,000 shares of Series A Preferred Stock outstanding, which entitles holders to receive dividends at the rate of 8.625% per annum of the $25.00 per share liquidation preference equivalent to $2.16 per annum, per share. The dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Series A Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. After August 1, 2017, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
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
The Company has 6,900,000 shares of Series C Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series C Preferred Stock will pay cumulative cash dividends at the rate of 8.00% per annum of the $25.00 per share liquidation preference (equivalent to $2.00 per annum per share) from, and including July 29, 2016 (the “Series C Initial Dividend Date”) and shall be payable (i) for the period from the Series C Initial Dividend Date to, but excluding, October 31, 2016, on October 31, 2016, and (ii) for each subsequent quarterly dividend period commencing on the last day of each of January, April, July and October and ending on, and including, the day before the first day of the next succeeding dividend period, quarterly in equal amounts in arrears on the last day of each April, July, October and January, commencing on January 31, 2017 at the then applicable annual rate. Except under certain limited circumstances, the Series C Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. On or after September 20, 2017, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
Non-GAAP Financial Measures
Operating Earnings
For the three and nine months ended September 30, 2016, the Company’s Operating Earnings were $32,744, or $0.45 per share, and $96,002, or $1.38 per share. For the three and nine months ended September 30, 2015, the Company’s Operating Earnings were $31,742, or $0.53 per share, and $80,347, or $1.42 per share. Operating Earnings is a non-GAAP financial measure that is defined by the Company as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses) other than realized gains/(losses) related to interest income, (v) the non-cash amortization expense related to the reclassification of a portion of the convertible senior notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses.
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
A significant limitation associated with Operating Earnings as a measure of the Company’s financial performance over any period is that it excludes net realized and unrealized gains (losses) from investments. In addition, the Company’s presentation of Operating Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, Operating Earnings should not be considered as a substitute for the Company’s GAAP net income as a measure of its financial performance or any measure of its liquidity under GAAP.
Beginning with the quarter ended September 30, 2016, the Company has slightly modified its definition of Operating Earnings to include realized gains/(losses) on currency swaps related to interest income on investments denominated in a currency other than U.S. dollars.  The Company believes that including the effects of realized gains/(losses) on currency swaps related to interest income more accurately reflects the Company's investment income for a particular period and will allow investors to more easily compare its operating results over various periods.  The effects of such unrealized gains/(losses) in prior periods were not material to the Company's financial results.  The Company intends to apply this modified definition for Operating Earnings for all future periods.

The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income available to common stockholders	$60,583	$23,543	$77,864	$69,993
Adjustments:
Income from unconsolidated joint venture	(80)	(108)	(207)	(495)
Equity-based compensation expense	1,828	756	5,434	2,695
Provision for loan losses	—	—	15,000	—
Unrealized (gain) loss on securities	9,798	6,926	36,601	5,792
Unrealized (gain) loss on derivative instruments	(4,815)	(2,096)	(22,831)	4,144
Foreign currency (gain) loss ,net	4,861	2,165	22,417	(3,424)
Bargain purchase gain	(40,021)	—	(40,021)	—
Amortization of the 2019 Notes related to equity reclassification	590	556	1,745	1,642
Total adjustments:	(27,839)	8,199	18,138	10,354
Operating Earnings	$32,744	$31,742	$96,002	$80,347
Merger-related expenses	4,925	—	11,350	—
Operating Earnings excluding merger-related expenses	$37,669	$31,742	$107,353	$80,347
Basic and diluted Operating Earnings per share of common stock	$0.45	$0.53	$1.38	$1.42
Basic and diluted Operating Earnings per Share of common stock (excluding merger related expenses)	$0.52	$0.53	$1.54	$1.42
Basic weighted average shares of common stock outstanding	71,919,549	59,355,613	68,913,362	55,818,731
Diluted weighted average shares of common stock outstanding	72,861,611	59,934,008	69,865,603	56,415,082

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
At September 30, 2016, all of the Company’s borrowings outstanding under the Goldman Loan, the JPM Facility and participations sold were floating-rate borrowings. At September 30, 2016, the Company also had floating rate assets with a face amount of $2,184,182 resulting in net variable rate exposure of $776,399. A 50 basis point increase in LIBOR would increase the quarterly net interest income related to this variable rate exposure by approximately $1,492. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended September 30, 2016, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
After the announcement of the execution of the Merger Agreement, two putative class action lawsuits challenging the proposed First Merger (as defined in the Merger Agreement), captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City (the “Court”). A putative class and derivative lawsuit was later filed in the Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants AMTG, the board of directors of AMTG (the “AMTG Board”), ARI, Merger Sub, Apollo and Athene and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to the AMTG stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed First Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the First Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016.  On August 18, 2016, the defendants filed motions to dismiss the consolidated action, and the plaintiffs filed an opposition brief on October 6, 2016. The defendants believe that the claims asserted in the complaints are without merit and intend to vigorously defend the lawsuits.
On May 13, 2016, AMTG and ARM Manager, LLC, AMTG’s manager prior to the Merger, each received a subpoena from the New York Department of Financial Services, requesting that they provide certain specified documents related to an investigation and inquiry being undertaken by the New York Department of Financial Services relating to seller-financed real estate contracts. According to published news reports, this subpoena is part of a broader inquiry by the New York Department of Financial Services into the seller-financed home sale industry and a number of other investment firms were reported to have received similar inquiries. As AMTG’s successor in the Merger, the Company intends to cooperate fully with the subpoenas. The Company believes that AMTG’s seller finance program was operated in compliance with law.

ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Company's registration statement on Form S-4 (Registration No. 333-210632). There have been no material changes to the Company’s risk factors during the three months ended September 30, 2016 other than the risk factors disclosed in the Company's registration statement on Form S-4 (Registration No. 333-210632).
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

3.4
Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 1, 2016 (File No.: 001-34452).

3.5	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-4 (Registration No. 333-210632).

4.1	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

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

4.4
Form of stock certificate evidencing the 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on August 26, 2016 (File No.: 001-34452).

4.5
Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 21, 2014(File No.: 001-34452).

4.6
First Supplemental Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 5.50% Convertible Senior Note due 2019), incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 21, 2014 (File No.: 001-34452).

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

November 1, 2016

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

3.4
Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 1, 2016 (File No.: 001-34452).

3.5	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-4 (Registration No. 333-210632).

4.1	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

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

4.4
Form of stock certificate evidencing the 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A filed on August 26, 2016 (File No.: 001-34452).

4.5
Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 21, 2014 (File No.: 001-34452).

4.6
First Supplemental Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 5.50% Convertible Senior Note due 2019), incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 21, 2014 (File No.: 001-34452).

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