Form 10-K
period 2016-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2017-02-28
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(212) 515-3200
(Registrant’s telephone number, including area code)
________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
8.625% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange
8.00% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,052,366,802.
based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.
On February 27, 2017, the registrant had a total of 91,621,274 shares of common stock outstanding.
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2017 annual meeting of stockholders scheduled to be held on or about May 11, 2017 are incorporated by reference into Part III of this annual report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

In this annual report on Form 10-K, references to “ARI,” “Company,” “we,” “us,” or “our” refer to Apollo Commercial Real Estate Finance, Inc. and its subsidiaries; references to the Company’s “Manager” refer to ACREFI Management, LLC, an indirect subsidiary of Apollo Global Management, LLC, unless specifically stated otherwise or the context otherwise indicates.
The Company makes forward-looking statements in this annual report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the United States government and governments outside of the U.S. and changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including repurchase agreement financing and securitizations; availability of debt financing from traditional lenders; volume of short-term loan extensions; demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain its qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s ability to remain excluded from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation arising from the merger of Apollo Residential Mortgage, Inc., a Maryland corporation ("AMTG"), with and into the Company (the "AMTG Merger").
The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described in Item 1A, “Risk Factors” and Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the Securities and Exchange Commission (“SEC”), could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, “Risk Factors” of this annual report on Form 10-K.

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
The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate. Apollo had total assets under management of approximately $192 billion as of December 31, 2016. The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real financing transactions. The Company benefits from Apollo’s global infrastructure and operating platform, through which the Company is able to source, evaluate and manage potential investments in the Company’s target assets.
The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2016, the Company held a diversified portfolio comprised of approximately $1,641,856 of commercial mortgage loans, $1,051,236 of subordinate loans, $331,076 of CMBS and $146,352 of CMBS, held-to-maturity. The Company has financed this portfolio with $1,146,566 of borrowings under repurchase agreements, and $254,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "Convertible Senior Notes").
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
On August 31, 2016, the Company, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated February 26, 2016 (as amended, the “AMTG Merger Agreement”), among the Company, AMTG and Arrow Merger Sub, Inc., acquired AMTG. AMTG merged with and into the Company, with the Company continuing as the surviving entity. As a result, all operations of AMTG and its former subsidiaries are consolidated with the operations of the Company. As of December 31, 2016, all assets acquired from AMTG were sold.
INVESTMENT STRATEGY
To identify attractive opportunities within its target assets, the Company relies on the expertise of the Manager and its affiliates as well as their platform which integrates real estate experience with private equity and capital markets expertise, in transaction sourcing, underwriting, execution, asset operation, management and disposition. In the near-to-medium term, the Company expects to continue to deploy its capital through the origination and acquisition of senior performing commercial mortgage loans, subordinate financings, CMBS and other commercial real-estate related debt investments at attractive risk-adjusted yields.

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
FINANCING STRATEGY
The Company uses borrowings as part of its financing strategy. The Company believes the amount of leverage it uses is consistent with the Company’s intention of keeping total borrowings within a prudent range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in the Company’s investment portfolio, the potential for losses and extension risk in the Company’s investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of the Company’s financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of the Company’s target assets and the type of collateral underlying such target assets. In utilizing leverage, the Company seeks to enhance equity returns while limiting interest rate exposure. In addition to current repurchase facilities, the Company may access additional repurchase facilities and more traditional borrowings such as credit facilities. As of December 31, 2016, the Company had $657,452 of borrowings outstanding under the Company’s repurchase facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “JPMorgan Facility”), $137,355 of borrowings outstanding under the Company's repurchase facility with Deutsche Bank AG, Cayman Islands Branch (the “DB Repurchase Facility”) , $133,899 of borrowings outstanding under the Company's repurchase facility with UBS AG, London Branch ("UBS") (the "UBS Facility"), $177,203 of borrowings outstanding under the Company's repurchase facility with Deutsche Bank AG ("DB") (the "DB Facility") and $40,657 of borrowings outstanding under the Company's repurchase agreement with Goldman Sachs Bank USA (the “Goldman Loan”).
In the future, the Company may increase its borrowing levels and also seek to raise further equity or debt capital in order to fund future investments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s borrowings as of December 31, 2016.
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

The Company may attempt to reduce interest rate risk and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby the Company may seek (1) to match the maturities of its debt obligations with the maturities of its assets, and (2) to match the interest rates on its assets with like-kind debt (i.e., the Company may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements, or other financial instruments, or through a combination of these strategies. The Company expects these instruments will allow it to minimize, but not eliminate, the risk that the Company may have to refinance its liabilities before the maturities of its assets and to reduce the impact of changing interest rates on its earnings.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s borrowings under repurchase agreements as of December 31, 2016.

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

COMPETITION
The Company’s net income depends, in part, on management’s ability to acquire assets that generate favorable spreads over their borrowing costs. In acquiring target assets, the Company competes with other REITs, private funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, there are other REITs with similar asset acquisition objectives and others may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. These competitors may be significantly larger than the Company, have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, and establish more relationships, than the Company. Current market conditions may attract more competitors, which may increase the competition for sources of investment and financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of the Company’s common stock.
EMPLOYEES; STAFFING
The Company has no employees and is managed by the Manager pursuant to the management agreement between the Manager and the Company, dated as of September 23, 2009 (the “Management Agreement”). All of the Company’s officers are employees of the Manager or its affiliates.
AVAILABLE INFORMATION
The Company maintains a website at www.apolloreit.com and makes available, items including: (a) the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, the “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics, and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. The information on the Company’s website does not form a part of and is not incorporated by reference into this annual report on Form 10-K. The Company’s documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company provides copies of its Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations at Apollo Commercial Real Estate Finance, Inc., c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

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

The current term of the Management Agreement will expire on September 29, 2017 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage the Company, the Company may not be able to continue to execute its business plan.
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
The Manager is authorized to follow very broad investment guidelines and to make most investments without prior approval of the Company’s board of directors. Furthermore, the Manager may use complex strategies and transactions entered into by the Manager that may be difficult or impossible to unwind by the time they are reviewed by the Company’s directors. The Manager has great latitude within the broad investment guidelines in determining the types of assets that are proper investments for the Company, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect the Company’s business operations and results. Decisions made and investments entered into by the Manager may not fully reflect stockholders' best interests.
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
The departure of any senior personnel of the Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on the Company’s ability to achieve its investment objectives. In addition, the Company offers no assurance that the Manager will remain its investment manager or that the Company will continue to have access to the Manager’s or Apollo’s executive officers and other investment professionals. The current term of the Management Agreement with the Manager expires on September 29, 2017, with automatic one-year renewals thereafter absent termination by the Company or the Manager pursuant to the Management Agreement. If the Management Agreement is terminated and no suitable replacement is found to manage it, the Company may not be able to continue to execute its business plan.
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

RISKS RELATED TO THE COMPANY’S BUSINESS AND STRUCTURE
The Company operates in a competitive market for investment opportunities and future competition may limit its ability to acquire desirable investments in or dispose of its target assets and could also affect the pricing of these securities.
A number of entities compete with the Company to make the types of investments that the Company targets. The Company competes with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, other REITs with similar asset acquisition objectives, including others that may be organized in the future, compete with the Company in acquiring assets and obtaining financing. These competitors may be significantly larger than the Company, may have access to greater capital and other resources or may have other advantages. Some competitors may have a lower cost of funds and access to funding sources that may not be available to the Company. Many of the Company’s competitors are not subject to the operating constraints associated with REIT qualification or maintenance of the Company’s exclusion from registration under the 1940 Act. Furthermore, competition for investments in the Company’s target assets may lead to the price of such assets increasing, which may further limit the Company’s ability to generate desired returns. The Company cannot assure that the competitive pressures it faces will not have a material adverse effect on its business, financial condition and results of operations. Also, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and the Company can offer no assurance that it will be able to identify and make investments that are consistent with its investment objective.
The Company’s ability to generate returns for its stockholders through its investment, finance and operating strategies is subject to then existing market conditions, and it may make significant changes to these strategies in response to changing market conditions, which could adversely impact the Company's profitability and risk profile.
The Company's principal business objective is to invest in its target assets in order to provide attractive risk-adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. The Company intends to achieve this objective by originating, investing in, acquiring, financing and managing a diversified portfolio of its target assets. In the future, the Company may, depending on prevailing market conditions, change its investment guidelines in response to opportunities available in different interest rate, economic and credit environments. The Company has in the past made and in the future may make such changes at any time with the approval of its board of directors but without the consent of its stockholders. Any future changes in the Company’s investment policies could adversely impact the Company’s profitability and risk profile.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the Company's information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to the Company's information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to the Company's investor relationships. As the Company's reliance on technology has increased, so have the risks posed to its information systems, both internal and those provided by Apollo and third-party service providers. Apollo's processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that the Company's financial results, operations or confidential information will not be negatively impacted by such an incident.
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
The U.S. government, the U.S. Federal Reserve (the "Federal Reserve"), the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions to address the underlying causes of, and to contain the fallout from, the global financial crisis in 2007 and 2008. For example, on July 21, 2010 former President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which has changed the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act impacted the asset-backed securitization markets, including the CMBS market, most notably by imposing credit risk retention requirements on securitizers, which became effective on December 24, 2016 for commercial mortgage-backed securitizations. On February 3, 2017, President Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators, to be reported within 120 days of the day of the order. While the outcome is uncertain,there have been several indications that the new administration will seek to deregulate the U.S. financial industry, including by altering the Dodd-Frank Act, which may, among other things, decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. The Company cannot predict, the ultimate content, timing, or effect of changes that may result from such review, nor is it possible at this time to estimate the impact of any potential resulting legislation which could have a dramatic impact on the Company’s business, results of operations and financial condition.
The Manager may be unable to operate the Company within the parameters that allow the Manager to be exempt from regulation as a commodity pool operator, which would subject the Company to additional regulation and compliance requirements, and could materially adversely affect its business and financial condition.
The enforceability of agreements underlying certain derivative transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international statutory and regulatory requirements. Regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. The Dodd-Frank Act established a comprehensive regulatory framework for swaps and security-based swaps, including mandatory clearing, execution and reporting requirements, which may result in increased margin requirements and costs. In addition, under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operator to be regulated as a “commodity pool operator” (a “CPO”). In December 2012, the Commodity Futures Trading Commission issued a no-action letter giving relief to operators of mortgage REITs from any applicable CPO registration requirement. In order for the Manager to qualify for the no-action relief, the Company must, among other non-operation requirements: (1) limit its initial margin and premiums for commodity interests (swaps and exchange-traded derivatives subject to the jurisdiction of the CFTC) to no more than 5% of the fair market value of its total assets; and (2) limit its net income from commodity interests that are not “qualifying hedging transactions” to less than 5% of its gross income. The need to operate within these parameters could limit the use of swaps and other commodity interests by the Company below the level that the Manager would otherwise consider optimal or may lead to the registration of the Manager or directors of the Company as commodity pool operators, which will subject the Company to additional regulatory oversight, compliance and costs.

Past and potential future credit rating downgrades of the United States and certain European countries lower economic growth forecasts for emerging markets and the failure to resolve issues related to U.S. fiscal policy may materially adversely affect the Company's business, liquidity, financial condition and results of operations.
Financial markets have been and continue to be affected by concerns over U.S. fiscal policy. Although the U.S. government passed legislation at the beginning of 2013 averting the so-called ‘‘fiscal cliff’’ (which, in the absence of such legislation, would have resulted in automatic tax increases and spending cuts at the end of 2012), uncertainty remains relating to the stability of the U.S. fiscal and budgetary policy. This uncertainty, as well as issues from time to time relating to sovereign debt conditions in Europe and lower economic growth forecasts in emerging markets, continue to contribute to the possibility of additional economic slowdowns and/or credit rating downgrades. The impact of U.S. fiscal uncertainty, or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, or the impact of the crisis in Europe with respect to the ability of certain countries to continue to service their sovereign debt obligations or the impact of reduced growth forecasts for emerging markets, is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. In addition, any further acceleration of these conditions may have an adverse impact on fixed income markets, which in turn could cause the Company's net income to decline or have a material adverse effect on the Company's financial condition.
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
The Company conducts its operations so as not to become regulated as an investment company under the 1940 Act. Because the Company is a holding company that conducts its businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are exempted or otherwise excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other "investment securities" (as defined for purposes of the 1940 Act) the Company owns, may not have a combined value in excess of 40% of the value of the Company’s total assets on an unconsolidated basis, which the Company refers to as the 40% test. This requirement limits the types of businesses in which the Company may engage through its subsidiaries.
Certain of the Company’s subsidiaries qualify to be excluded from registration as investment companies under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for an entity “not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in … the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the assets of an entity relying on this exclusion be comprised of what the SEC staff through a series of no-action letters has characterized as “qualifying assets” and at least another 25% of the assets of such entity be comprised of either qualifying assets or what the SEC staff in such guidance has characterized as “real estate-related assets” under the 1940 Act (and no more than 20% comprised of miscellaneous assets). The Company expects any of its subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff to determine which assets are qualifying assets and which assets are real estate related under this exclusion to the extent such guidance is available. The SEC staff has determined in various no-action letters that qualifying assets for this purpose include senior, first ranking mortgage loans, certain B-Notes and mezzanine loans that satisfy various conditions specified in such SEC staff no-action letters. Neither the SEC nor its staff has, however, published guidance in respect of Section 3(c)(5)(C) regarding some of the Company’s other target assets. For assets for which the SEC and its staff has not published guidance, the Company intends to rely on its own analysis to determine which of such assets are qualifying assets and which of such assets are real estate related under the Section 3(c)(5)(C) exclusion. For example, in the absence of additional guidance from the SEC staff, the Company intends to treat as real estate related assets CMBS, B-Notes and mezzanine loans that do not satisfy the qualifying asset conditions set forth in the relevant SEC staff no-action letters, as well as debt and equity securities of companies primarily engaged in real estate businesses. To the extent that the SEC staff publishes new or different guidance with respect to these matters, the Company may be required to adjust its strategy accordingly. In addition, the Company may be limited in its ability to make certain investments and these limitations could result in the subsidiary holding assets the Company might wish to sell or selling assets the Company might wish to hold. Although the Company monitors the portfolios of its subsidiaries relying on the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition, there can be no assurance that such subsidiaries will be able to maintain their respective satisfaction of the requirements of this exclusion.
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
The Company may organize subsidiaries in the future that may seek to rely on the 1940 Act exclusion provided to certain structured financing vehicles under Rule 3a-7. To comply with Rule 3a-7, any such subsidiary will need to comply with the restrictions described below, as well as any future guidance that may be issued by the SEC or its staff.
In general, Rule 3a-7 excludes from the 1940 Act issuers that limit their activities as follows:

•	the issuer issues securities the payment of which depends primarily on the cash flow from “eligible assets,” which are assets that by their terms convert into cash within a finite time period;

•
the securities sold are fixed-income securities rated investment grade by at least one rating agency except that fixed- income securities which are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to “qualified institutional buyers” and to persons involved in the organization or operation of the issuer;

•
the issuer acquires and disposes of eligible assets (1) only in accordance with the agreements pursuant to which the securities are issued and (2) so that the acquisition or disposition does not result in a downgrading of the issuer’s fixed-income securities and (3) the primary purpose of which is not recognizing gains or decreasing losses resulting from market value changes; and

•
unless the issuer is issuing only commercial paper, the issuer appoints an independent trustee, takes reasonable steps to transfer to the trustee an ownership or perfected security interest in the eligible assets, and meets rating agency requirements for commingling of cash flows.

In addition, in certain circumstances, compliance with Rule 3a-7 may also require, among other things, that the indenture governing the Rule 3a-7 reliant subsidiary include additional limitations on the types of assets such subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the level of transactions that may occur. In light of the requirements of Rule 3a-7, there is no assurance that the Company’s future subsidiaries will be able to rely on this rule and the Company’s ability to manage assets held in subsidiaries that rely on this rule will be limited and may restrict the Company’s ability to purchase or sell assets owned by that subsidiary when the Company would otherwise desire to do so, which could lead to losses.
In the absence of further SEC or SEC staff guidance, the aggregate value of the Company’s interests in its subsidiaries that rely on Rule 3a-7, must amount to less than 20% of the Company’s total assets on an unconsolidated basis.
In August 2011, the SEC issued a release in which it indicated that it is considering proposing amendments to Rule 3a-7 to “reflect market developments since 1992, when Rule 3a-7 was adopted, and recent developments affecting asset-backed issuers.” Any amendments to Rule 3a-7 could provide additional flexibility or could inhibit the ability of any Company subsidiary to rely on this rule or to pursue certain strategies it has identified for such subsidiary.
The Company’s subsidiaries may rely on alternative exclusions or exemptions from registration as investment companies under the 1940 Act other than Section 3(c)(1) or Section 3(c)(7) for purposes of complying with the 40% test. These alternative exclusions or exemptions may impose limitations on a subsidiary’s organizational form, the types of assets that such subsidiary may hold or require such subsidiary to qualify under a banking, insurance or other regulatory regime. There is no assurance that the Company’s subsidiaries will be able to rely on any alternative exclusions or exemptions and the Company’s ability to manage assets held in subsidiaries that rely on these alternative exclusions or exemptions will be limited.
The determination of whether an entity is a majority-owned subsidiary of the Company is made by the Company. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. The Company treats entities in which it owns at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. The Company has not requested the SEC or its staff to approve the Company’s treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC or its staff were to disagree with the Company’s treatment of one of more companies as majority-owned subsidiaries, the Company would need to adjust its strategy and its assets in order to continue to pass the 40% test. Any such adjustment in the Company’s strategy could have a material adverse effect on the Company.
The Company has organized special purpose subsidiaries that rely on Section 3(c)(7) to avoid registration as investment companies under the 1940 Act to hold certain assets and, therefore, the Company’s interest in each of these Section 3(c)(7)-reliant subsidiaries constitutes an “investment security” for purposes of determining whether the Company passes the 40% test.
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
If the Company's subsidiaries fail to maintain an exclusion or exemption from registration pursuant to the 1940 Act, the Company could, among other things, be required either to (a) change the manner in which the Company conducts its operations to avoid being required to register as an investment company, (b) effect sales of the Company’s assets in a manner that, or at a time when, the Company would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of the Company’s common stock, the sustainability of its business model, and its ability to make distributions which could have an adverse effect on its business and the market price for shares of its common stock.
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

Future litigation or administrative proceedings could have a material and adverse effect on our business, financial condition and results of operations.
The Company may from time to time be involved in legal proceedings, administrative proceedings, claims and other litigation. In addition, the Company has agreed to indemnify the Manager and certain of its affiliates against certain liabilities pursuant to the Management Agreement. Adverse outcomes or developments relating to such proceedings, as well expenses of defending or pursuing claims, or any other costs that may be incurred in connection with such proceedings, could have a material adverse effect on the Company’s results of operations and financial condition.

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
The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; although the Company is limited by certain financial covenants under its repurchase agreements.
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
As of December 31, 2016, the Company had five repurchase agreements in place, with an aggregate borrowing capacity of $1,594,759. The Company may utilize credit facilities and additional repurchase agreements to finance its assets if they become available on acceptable terms. In the event the Company utilizes such financing arrangements, they may involve the risk that the market value of the Company’s assets pledged or sold by the Company to the repurchase agreement counterparty or provider of the credit facility may decline in value, in which case the lender may require the Company to provide additional collateral or to repay all or a portion of the funds advanced. The Company may not have the funds available to repay its debt at that time, which would likely result in defaults unless the Company is able to raise the funds from alternative sources, which the Company may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce the Company’s liquidity and limit its ability to leverage its assets. If the Company cannot meet these requirements, the lender could accelerate the Company’s indebtedness, increase the interest rate on advanced funds and terminate the Company’s ability to borrow funds from them, which could materially and adversely affect the Company’s financial condition and ability to implement its business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, the Company’s loans may become subject to bankruptcy or insolvency proceedings, thus depriving the Company, at least temporarily, of the benefit of these assets. Such an event could restrict the Company’s access to credit facilities and increase the Company’s cost of capital. The providers of repurchase agreement financing and credit facilities may also require the Company to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow the Company to satisfy its collateral obligations. In the event that the Company is unable to meet these collateral obligations, the Company’s financial condition and prospects could deteriorate rapidly.
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
In addition, certain of the hedging instruments that the Company may enter into could involve risks since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. The Company cannot assure that a liquid secondary market will exist for hedging instruments that it may purchase or sell in the future, and the Company may be required to maintain a position until exercise or expiration, which could result in significant losses.
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
The calculations of the Company’s underwritten internal rates of return included in this annual report on Form 10-K or in the Company's future periodic reports or press releases or other communications with respect to its investments are based on, among other considerations, assumptions regarding the performance of its assets, the costs of financing, the availability of its repurchase facilities, the exercise of extension options and the absence of dispositions, early prepayments or defaults, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and may have a significant effect on the actual rate of return received on the Company’s target assets. If these assumptions fail to materialize, future returns on the Company’s investments may be significantly lower than underwritten returns. For additional discussion of factors that may affect actual returns on the Company’s investments, see “Quantitative and Qualitative Disclosures about Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations."

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
The Company’s investments may be concentrated and are subject to risk of default.
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
The Company’s results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets and the economy generally. Beginning in mid-2007, global financial markets encountered a series of events from the collapse of the sub-prime mortgage market to the ensuing dramatic widening of credit spreads and corresponding broad-scale freezing of corporate lending. These events led to a significant dislocation in capital markets and created a severe shortage of debt capital for commercial real estate, a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. As a result of these conditions, many traditional commercial mortgage loan and securities investors suffered severe losses in their loan and securities portfolios and several major market participants failed or were impaired, resulting in a severe contraction in market liquidity and in a sharp reduction in the availability of credit for real estate-related assets. Further certain lenders have been impacted by the European sovereign debt crisis. The resulting illiquidity negatively affected both the terms and availability of financing for all real estate-related assets, and generally resulted in real estate-related assets trading at significantly lower prices and higher yields compared to prior periods. Many lenders have continued to maintain tight lending standards and have reduced their lending capacity in response to the difficulties and changed economic conditions that have adversely affected the mortgage market. Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of the Company’s investments. Furthermore, if these conditions persist, institutions from which the Company may seek financing for its investments may become insolvent or tighten their lending standards, which could make it more difficult for the Company to obtain financing on favorable terms or at all. The Company’s profitability may be adversely affected if it is unable to obtain cost-effective financing for its investments.
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
The Company generally does not control the special servicing of the mortgage loans included in the CMBS in which it invests and, in such cases, the special servicer may take actions that could adversely affect the Company’s interests.
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

The Company believes that it has been organized and operated and intends to continue to be organized and to operate in a manner that will allow it to qualify as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2009. The Company has not requested and does not intend to request a ruling from the Internal Revenue Service, or the IRS, that it qualifies as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, the Company must meet, on an ongoing basis, various tests regarding the nature and diversification of its assets and its income, the ownership of its outstanding shares, and the amount of its distributions. Even a technical or inadvertent violation could jeopardize the Company’s REIT qualification. The Company’s ability to satisfy the asset tests depends upon its analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination, and for which the Company will not obtain independent appraisals. The Company’s compliance with the REIT income and quarterly asset requirements also depends upon the Company’s ability to successfully manage the composition of its income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for the Company to qualify as a REIT. In addition, the Company’s ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence, including in cases where the Company owns an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, while the Company intends to operate so that it will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in its circumstances, no assurance can be given that the Company will so qualify for any particular year.
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
To qualify as a REIT, the Company must ensure that it meets the REIT gross income test annually and that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of the Company’s investments in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of the Company’s total securities (20% beginning January 1, 2018) can be represented by securities of one or more taxable REIT subsidiaries, or TRSs and, for taxable years beginning after December 31, 2015, not more than 25% of the value of the Company's assets can consist of debt instruments issued by publicly offered REITs that are not secured by real property. If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from its portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to the Company in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing the Company’s income and amounts available for distribution to its stockholders.
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
Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, the Company has jointly elected with each of ACREFI I TRS, Inc. (“ACREFI TRS”), a Delaware corporation that is indirectly wholly owned by the Company, ARM TRS, LLC (“ARM TRS”), a Delaware corporation that is indirectly wholly owned by the Company, and ACREFI II TRS, Ltd. (“ACREFI II TRS”), a Cayman company that is indirectly wholly-owned by the Company, to treat each of ACREFI TRS, ARM TRS and ACREFI II TRS as a TRS of the Company. ACREFI TRS, ARM TRS and any other domestic TRSs the Company owns will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, the Company may hold some of its assets through taxable subsidiary corporations, including ACREFI TRS, ARM TRS, ACREFI II TRS, or any other TRSs the Company may form. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to the Company’s stockholders.
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

ACREFI TRS, ARM TRS and any other domestic TRSs that the Company may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to the Company but will not be required to be distributed to the Company, unless necessary to maintain the Company’s REIT qualification. In addition, while not intended, it is possible that ACREFI II TRS could be subject to U.S. federal, state, and local income tax on all or a portion of its income. While the Company will be monitoring the aggregate value of the securities of the Company’s TRSs and intends to conduct its affairs so that such securities will represent less than 25% (20% beginning January 1, 2018) of the value of the Company’s total assets, there can be no assurance that the Company will be able to comply with the TRS limitation in all market conditions.
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
The REIT provisions of the Internal Revenue Code may limit the Company’s ability to hedge its assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge its interest rate exposure or currency fluctuations will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges either (i) interest rate risk on liabilities used to carry or acquire real estate assets, (ii) currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, or (iii) an instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, the Company may have to limit its use of hedging techniques that might otherwise be advantageous or implement those hedges through ACREFI TRS, ARM TRS, ACREFI II TRS, or another TRS. This could increase the cost of the Company’s hedging activities because the Company’s TRS could be subject to tax on gains or expose the Company to greater risks associated with changes in interest rates and currency fluctuations than the Company would otherwise want to bear. In addition, losses in the Company’s TRS will generally not provide any tax benefit to the Company, although such losses may be carried forward to offset future taxable income of the TRS.
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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. In particular, the new Trump administration has suggested that it intends to promote significant changes to the U.S. federal tax laws, and legislators have drafted an initial proposal for comprehensive tax reform. The Company cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective nor is the long-term impact of proposed tax reforms (including future reforms that may be part of any enacted tax reform) on REITs or the mortgage industry clear. The Company and its stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
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
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect the Company's ability to qualify as a REIT.
The Company originates and acquires mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. The Company's mezzanine loans do not always meet all of the requirements of this safe harbor. In the event the Company owns a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, the Company could fail to qualify as a REIT, unless the Company is able to qualify for a statutory REIT "savings" provision, which may require it to pay a significant penalty tax to maintain our REIT qualification.
The Company may fail to qualify as a REIT or become subject to a penalty tax if the IRS successfully challenges the Company's treatment of its mezzanine loans and certain preferred equity investments as debt for U.S. federal income tax purposes.
There is limited case law and administrative guidance addressing whether instruments similar to the Company's mezzanine loans and preferred equity investments will be treated as equity or debt for U.S. federal income tax purposes. The Company treats its mezzanine loans and its preferred equity investments that have a debt-like fixed return and redemption date as debt for U.S. federal income tax purposes, but the Company does not obtain private letter rulings from the IRS or opinions of counsel on the characterization of such investments for U.S. federal income tax purposes. If such investments were treated as equity for U.S. federal income tax purposes, the Company would be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan or preferred equity, and the Company would be treated as receiving its proportionate share of the income of that entity. If that partnership or limited liability company owned nonqualifying assets, earned nonqualifying income, or earned prohibited transaction income, the Company may not be able to satisfy all of the REIT income or asset tests or could be subject to prohibited transaction tax. Accordingly, the Company could be required to pay prohibited transaction tax or fail to qualify as a REIT if the IRS does not respect the Company's classification of its mezzanine loans and certain preferred equity investments as debt for U.S. federal income tax purposes unless the Company is able to qualify for a statutory REIT "savings" provision, which may require it to pay a significant penalty tax to maintain its REIT qualification.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company's principal executive office is located at 9 West 57th Street, New York, New York 10019, telephone 212-515-3200.

Item 3.	Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. After the announcement of the execution of the AMTG Merger Agreement, 2 putative class action lawsuits challenging the proposed First Merger (as defined in the Merger Agreement), captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City, (the “Court”). A putative class and derivative lawsuit was later filed in the Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants AMTG, the board of directors of AMTG (the “AMTG Board”), ARI, Arrow Merger Sub Inc., Apollo and Athene Holding Ltd. and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to the AMTG stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed First Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene Holding Ltd. are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the First Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016. Defendants’ motions to dismiss have been fully briefed, and oral argument was held on December 8, 2016.
On January 4, 2017, the United States Department of Justice served a Request for Information and Documents (the “Request”) on the Company, in connection with a preliminary investigation into certain aspects of the Company's former residential real estate portfolio, which the Company acquired in connection with the AMTG Merger and subsequently sold in 2016. The Request seeks a range of information in connection with the residential real estate portfolio, including, among other things, information concerning policies, procedures, and practices related to advertising, marketing, identifying, or acquiring residential properties for sale or rent, and various data for all rental and sales contracts executed since January 1, 2012. The Company is cooperating with the Department of Justice and fully complying with the Request.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock is listed on the New York Stock Exchange, under the symbol “ARI.” On February 27, 2017, the last sales price for the Company’s common stock on the New York Stock Exchange was $17.98 per share. The following table sets forth the high and low sales prices per share of the common stock during each calendar quarter for the years indicated:

	High	Low
2016
Fourth quarter	$18.05	$15.58
Third quarter	$17.24	$15.84
Second quarter	$16.57	$15.56
First quarter	$17.35	$15.13
2015
Fourth quarter	$18.25	$15.41
Third quarter	$17.24	$12.92
Second quarter	$17.62	$16.42
First quarter	$17.73	$16.25
Holders
As of February 27, 2017, the Company had 417 registered holders of its common stock. The 417 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.
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

The following table sets forth the dividends declared and paid during each calendar quarter for 2016 and 2015:

Declaration Date	Record Date	Payment Date	Amount per Share
2016
March 15, 2016	March 31, 2016	April 15, 2016	$0.46
June 17, 2016	June 30, 2016	July 15, 2016	$0.46
September 14, 2016	September 30, 2016	October 17, 2016	$0.46
December 12, 2016	December 30, 2016	January 17, 2017	$0.46

2015
February 25, 2015	March 31, 2015	April 15, 2015	$0.44
April 28, 2015	June 30, 2015	July 15, 2015	$0.44
July 28, 2015	September 30, 2015	October 15, 2015	$0.44
December 14, 2015	December 31, 2015	January 15, 2016	$0.46

Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on shares of the Company's common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index (the “BBREMTG Index”), a published industry index, from December 31, 2011 to December 31, 2016. The graph assumes that $100 was invested on December 31, 2011 in the Company’s common stock, the Russell 2000 and the BBREMTG Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance
ARI US Equity
Russell 200 Index
BBREMTG Index
Index Value
$225
$200
$175
$150
$125
$100
$75
$50
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016

	Period Ending
	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Apollo Commercial Real Estate Finance, Inc.	100.00	135.80	149.35	165.07	191.80	205.50
Russell 2000	100.00	116.29	161.16	168.95	161.60	195.57
BBREMTG Index	100.00	118.99	116.87	139.07	126.20	152.94
Securities Authorized For Issuance Under Equity Compensation Plans
During 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock at the time of the award. As of December 31, 2016, 3.2%, or a total of 2,963,759 shares of restricted common stock and restricted stock units, had been granted and 4.3%, or 3,892,942 shares, remained available for future issuance under the 2009 Plan. (For further discussion of the 2009 Plan, see "Note 14- Share-Based Payments" to the consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data” of this annual report on Form 10-K.)

The following table presents certain information about the Company's equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	2,963,759
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	2,963,759
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
The Company did not repurchase any of its equity securities from October 1, 2016 to December 31, 2016.

Item 6.	Selected Financial Data
The selected financial data set forth below as of December 31, 2016, 2015, 2014, 2013 and 2012, for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from the Company’s audited consolidated financial statements.
This information should be read in conjunction with Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Interest income	$264,376	$192,164	$123,347	$77,463	$57,079
Interest expense	(63,759)	(48,861)	(26,541)	(4,356)	(8,402)
Net interest income	200,617	143,303	96,806	73,107	48,677
Operating expenses	(48,371)	(26,111)	(18,111)	(17,575)	(14,682)
Income (loss) from unconsolidated joint venture	(96)	3,464	(157)	—	—
Interest on cash balances	1,094	1,239	34	20	7
Provision for loan losses	(15,000)	—	—	—	—
Realized gain (loss) on sale of assets	3,834	(443)	—	—	262
Unrealized gain (loss) on securities	(26,099)	(17,408)	4,147	(3,065)	6,489
Foreign currency loss	(29,284)	(4,894)	(4,050)	—	—
Bargain Purchase gain	40,021	—	—	—	—
Gain (loss) on derivative instruments	31,160	4,106	4,070	(2)	(572)
Net income (loss)	157,876	103,256	82,739	52,485	40,181
Preferred dividends	(30,295)	(11,884)	(7,440)	(7,440)	(3,079)
Net income (loss) available to common stockholders	127,581	91,372	75,299	45,045	37,102
Net income (loss) per share—basic and diluted	$1.74	$1.54	$1.72	$1.26	$1.64
Dividends declared per share	1.84	1.78	1.60	1.60	1.60
Balance Sheet Data (at period end):
Total assets	$3,482,977	$2,712,590	$1,837,703	$906,876	$787,752
Total liabilities	1,550,750	1,337,166	982,634	223,900	240,828
Total stockholders’ equity	1,932,227	1,375,424	855,069	682,956	546,924

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo. The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2016, the Company held a diversified portfolio comprised of approximately $1,641,856 of commercial mortgage loans, $1,051,236 of subordinate loans, $331,076 of CMBS and $146,352 of CMBS, held-to-maturity. The Company has financed this portfolio with $1,146,566 of borrowings under repurchase agreements, and $254,750 aggregate principal amount of Convertible Senior Notes.
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
Investments
The following table sets forth certain information regarding the Company’s commercial real estate debt portfolio as of December 31, 2016:

Description	Amortized Cost	Debt	Equity at Cost (1)	Remaining Weighted Average Life (years) (2)	Current Weighted Average Underwritten IRR (3)	Fully-Levered Weighted Average Underwritten IRR (3)(4)
First mortgages	$1,641,856	$835,464	$806,392	2.3	12.8%	15.4%
Subordinate loans (5)	1,112,609	—	1,112,609	2.9	13.2	13.2%
CMBS	368,247	311,102	119,602	2.5	8.4	8.4%
Total/Weighted Average	$3,122,712	$1,146,566	$2,038,603	2.5	12.8%	13.8%

(1) CMBS includes $62,457 of restricted cash related to the UBS Facility and the DB Facility.

(2)	Remaining Weighted Average Life assumes all extension options are exercised.

(3)
Internal rate of return ("IRR") is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. The underwritten IRR for the investments shown in the above table reflect the returns underwritten by the Manager, taking into account leverage and calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings remains constant over the remaining term. With respect to certain loans, the underwritten IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. IRR is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Item 1A - Risk Factors -The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table or elsewhere in the Company's annual report over time.

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

(5)
Subordinate loans also include CMBS (Held-to-Maturity) and are net of a participation sold. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At December 31, 2016, the Company had one such participation sold with a carrying amount of $84,979.

The Company's average asset and debt balances for the year ended December 31, 2016 , were:

	Average month-end balances for the year ended December 31,2016
Description	Assets	Related debt
First mortgages	1,256,914	707,844
Subordinate loans (1)	1,116,580	15,983
CMBS	418,385	380,673

(1) Subordinate loans also include CMBS (Held-to-Maturity).
Investment Activity – 2016
During 2016, the Company completed $1.2 billion of commercial real estate debt investments and funded an additional $141,900 for previously closed loans.

Net Income Available to Common Stockholders
For the years ended December 31, 2016, 2015 and 2014, respectively, the Company’s net income available to common stockholders was $127,581, or $1.74 per share, $91,372, or $1.54 per share and $75,299, or $1.72 per share.

Net Interest Income
The following table sets forth certain information regarding the Company’s net investment income for the years ended December 31, 2016, 2015 and 2014:

				Variance
	Year ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Variance	%	Variance	%
Interest income from:
Securities	$27,586	$33,188	$21,189	$(5,602)	(16.9)%	$11,999	56.6%
Securities, held-to-maturity	11,469	12,054	4,613	(585)	(4.9)%	7,441	161.3%
Commercial mortgage loans	102,927	56,092	27,802	46,835	83.5%	28,290	101.8%
Subordinate loans	122,394	90,830	69,743	31,564	34.8%	21,087	30.2%
Interest expense	(63,759)	(48,861)	(26,541)	(14,898)	30.5%	(22,320)	84.1%
Net interest income	$200,617	$143,303	$96,806	$57,314	40.0%	$46,497	48.0%
Net interest income for the year ended December 31, 2016 compared to 2015, and the year ended December 31, 2015 compared to 2014, respectively, increased $57,314, or 40.0%, and $46,497, or 48.0%. For the year ended December 31, 2016, the increase was primarily the result of additional interest income from commercial mortgage loans and subordinate loans offset by an increase in interest expense. For the year ended December 31, 2015, the increase was primarily the result of additional interest income from securities, commercial mortgage loans and subordinate loans offset by an increase in interest expense.
Interest income related to securities for the year ended December 31, 2016, decreased $5,602, or 16.9%, compared to 2015. The decrease is primarily attributable to the sale of CMBS with an amortized cost of $99,355 during 2016 and the repayment of $35,623 of CMBS during 2016. The Company did not purchase any CMBS during 2016 or 2015. Interest income related to securities for the year ended December 31, 2015 increased $11,999, or 56.6%, compared to 2014. This increase was attributable to the purchase of $375,833 of CMBS during 2014. This increase was partially offset by the repayment of $31,553 of CMBS during 2014, as well as the sale of CMBS with an amortized cost of $24,038 during 2015.
Interest income related to securities held-to-maturity for the year ended December 31, 2016, decreased $585, or 4.9%, compared to 2015. The decrease is attributable to the repayment of $6,720 of securities, held-to maturity during 2016. Interest income related to held-to-maturity for the year ended December 31, 2015 increased $7,441, or 161.3%, compared to 2014. This increase was primarily attributable to the Company's investment in a subordinate loan during May 2014 that was subsequently converted to a CMBS during August 2014. This investment is further discussed in the accompanying consolidated financial statements in "Note 4 - Debt Securities."
The increase in interest income from commercial mortgage loans for the year ended December 31, 2016 compared to 2015, and the year ended December 31, 2015 compared to 2014, respectively, of $46,835, or 83.5%, and $28,290, or 101.8%, was primarily attributable to the funding of $843,791, $637,582 and $403,983 of commercial mortgage loans during 2016, 2015 and 2014, respectively. This was partially offset by the repayments of $210,383, $105,618 and $105,501 of commercial mortgage loans during 2016, 2015 and 2014, respectively. The increase in 2016 is also attributable to an increase in LIBOR.
The increase in interest income from subordinate loans for the year ended December 31, 2016 compared to 2015, and the year ended December 31, 2015 compared to 2014, respectively, of $31,564, or 34.8%, and $21,087, or 30.2%, was primarily attributable to the funding of $283,248, $693,157 and $402,336 of subordinate loans during 2016, 2015 and 2014, respectively. This was partially offset by the repayments of $120,806, $242,898 and $194,050 of subordinate loans during 2016, 2015 and 2014, respectively. The increase in 2016 is also attributable to an increase in LIBOR, as well as a prepayment penalty of $3,985.

Interest expense for the year ended December 31, 2016 compared to 2015, and the year ended December 31, 2015 compared to 2014, respectively, increased $14,898, or 30.5%, and $22,320, or 84.1%. The increase in interest expense for 2016 was primarily attributable to an increase in the average balance of the Company's borrowings under repurchase agreements from $744,094 during 2015 to$1,104,500 during 2016. In addition the increase in 2016 is also attributable to an increase in the weighted average cost of funds from 2.9% at December 31, 2015 to 3.2% at December 31, 2016. This increase in the weighted average cost of funds was primarily related to the Company's floating rate borrowing under the DB Repurchase facility. In addition to the Company's issuance of the Convertible Senior Notes during 2014, the increase for 2015 was primarily attributable to the increase in the average balance of the Company’s borrowings under repurchase agreements from $414,042 during 2014 to $744,094 during 2015, which was partially offset by the decrease in the weighted average cost of funds from 3.2% at December 31, 2014 to 2.9% at December 31, 2015.
Operating Expenses
The following table sets forth the Company’s operating expenses for the years ended December 31, 2016, 2015 and 2014:

				Variance
	Year ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Variance	%	Variance	%
General and administrative expense-Other	$6,543	$5,105	$4,575	$1,438	28.2%	$530	11.6%
General and administrative expense- AMTG Merger related	11,350	—	—	11,350	100.0%	—	—%
Stock-based compensation expense	7,090	4,387	1,576	2,703	61.6%	2,811	178.4%
Management fee expense	23,388	16,619	11,960	6,769	40.7%	4,659	39.0%
Total operating expense	$48,371	$26,111	$18,111	$22,260	85.3%	$8,000	44.2%
General and administrative expense - Other for the year ended December 31, 2016 increased $1,438, or 28.2%, from the same period in 2015. General and administrative expense - Other for the year ended December 31, 2015 increased $530, or 11.6%, from the same period in 2014. The increase during 2016 and 2015 was primarily attributable to increased costs associated with managing the Company's increased assets under management.
General and administrative expense - AMTG Merger related for the year ended December 31, 2016 were $11,350 in connection with the AMTG Merger. These were incurred in connection with the AMTG Merger and related transactions. There were no General and administrative expense - AMTG Merger related for the year ended December 31, 2015 and the year ended December 31, 2014.
Stock-based compensation expense for the year ended December 31, 2016 increased $2,703, or 61.6% from the same period in 2015. Stock-based compensation expense for the year ended December 31, 2015 increased $2,811, or 178.4% from the same period in 2014. The increase in 2016 was primarily attributable to the grant of 656,425 RSUs in December 2015. The increase in 2015 was primarily attributable to the grant of 390,000 RSUs on December 29, 2014 as well as the increase in the Company's stock price during 2015. Share-based payments are discussed further in the accompanying consolidated financial statements in "Note 14 – Share-Based Payments."
Management fee expense for the year ended December 31, 2016 compared to 2015, and the year ended December 31, 2015 compared to 2014, respectively, increased $6,769, or 40.7%, and $4,659, or 39.0%. These increases were primarily attributable to an increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s follow-on common equity offerings completed in 2015, issuance of common and preferred equity in connection with the AMTG Merger in 2016, and the Company’s follow-on common equity offering that was completed in December 2016. Management fees and the relationship between the Company and the Manager are discussed further in the accompanying consolidated financial statements in "Note 13—Related Party Transactions."

Realized and Unrealized Gain/Loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS and derivative instruments are included in the Company’s consolidated statement of operations for the years ended December 31, 2016, 2015 and 2014:

		For the year ended December 31,
	Location of Gain (Loss) Recognized in Income	2016	2015	2014
Assets	Realized loss on sale of assets	$3,834	$(443)	$—
Securities	Unrealized gain (loss) on securities	(26,099)	(17,408)	4,147
Loans	Provision for loan losses	(15,000)	—	—
Forward currency contract	Gain (loss) on derivative instruments - unrealized	2,665	(853)	4,070
Forward currency contract	Gain (loss) on derivative instruments - realized	28,552	5,169	—
Foreign Currency	Foreign Currency loss - unrealized	(29,284)	(4,894)	(4,050)
Interest rate swaps	Loss on derivative instruments – realized *	—	—	—
Interest rate swaps	Gain on derivative instruments – unrealized	—	—	—
Interest rate caps	Loss on derivative instruments - unrealized	(57)	(210)	—

Total		$(35,389)	$(18,639)	$4,167

*	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.
In August 2016, the Company sold CMBS resulting in a net realized loss of $225.
In October 2016, the Company sold CMBS resulting in a net realized loss of $1,245. In addition, in December, 2016, the Company sold the last remaining asset acquired from the AMTG Merger and recognized a gain of $5,304.
For the years ended December 31, 2016, 2015 and 2014, respectively, the Company recognized an unrealized gain (loss) on securities of $(26,099), $(17,408) and $4,147. These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
As of December 31, 2016, the Company recorded a loan loss provision of $10,000 and $5,000 on a multifamily commercial mortgage loan and a multifamily subordinate loan in Williston, ND, respectively. The Company has ceased accruing interest associated with the loans. As of December 31, 2015, there was no provision for loan loss.
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

Dividends
For 2016, the Company declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount	Per Share Dividend Attributable to 2016
March 15, 2016	March 31, 2016	April 15, 2016	$0.4600	$0.4600
June 17, 2016	June 30, 2016	July 15, 2016	$0.4600	$0.4600
September 14, 2016	September 30, 2016	October 17, 2016	$0.4600	$0.4600
December 12, 2016	December 30, 2016	January 17, 2017	$0.4600	$0.0734
As the Company's aggregate distributions exceeded its earnings and profits, a portion of the January 2017 distribution declared in the fourth quarter of 2016 and payable to stockholders of record as of December 30, 2016 will be treated as a 2017 distribution for U.S. federal income tax purposes.
For 2016, the Company declared the following dividends on its 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock"):

Declaration Date	Record Date	Payment Date	Amount	Per Share Dividend Attributable to 2016
March 15, 2016	March 31, 2016	April 15, 2016	$0.5391	$0.5391
June 17, 2016	June 30, 2016	July 15, 2016	$0.5391	$0.5391
September 14, 2016	September 30, 2016	October 17, 2016	$0.5391	$0.5391
December 12, 2016	December 30, 2016	January 17, 2017	$0.5391	$0.5391

For 2016, the Company declared the following dividends on its 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock"):

Declaration Date	Record Date	Payment Date	Amount	Per Share Dividend Attributable to 2016
March 15, 2016	March 31, 2016	April 15, 2016	$0.5000	$0.5000
June 17, 2016	June 30, 2016	July 15, 2016	$0.5000	$0.5000
September 14, 2016	September 30, 2016	October 17, 2016	$0.5000	$0.5000
December 12, 2016	December 30, 2016	January 17, 2017	$0.5000	$0.5000
For 2016, the Company declared the following dividends on its 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock"):

Declaration Date	Record Date	Payment Date	Amount	Per Share Dividend Attributable to 2016
September 14, 2016	September 30, 2016	October 31, 2016	$0.5000	$0.5000
December 12, 2016	December 30, 2016	January 31, 2017	$0.5000	$0.5000
Subsequent Events
Investment activity.  Subsequent to year end, the Company closed approximately $193,500 of commercial real estate debt investments, $190,300 of which were funded. In addition the Company funded approximately $67,700 for previously closed loans.
Loan Repayments. Subsequent to year end, the Company received approximately $41,500 from loan repayments.
Management Agreement.  Following a meeting by the Company’s independent directors in February 2017, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.

Factors Impacting Operating Results
The Company's results of operations are affected by a number of factors and primarily depend on, among other things, the level of the interest income from target assets, the market value of its assets and the supply of, and demand for, commercial mortgage loans, CMBS, commercial real estate corporate debt and loans and other real estate-related debt investments in which the Company invests, and the financing and other costs associated with its business. Interest income and borrowing costs may vary as a result of changes in interest rates and the availability of financing, each of which could impact the net interest income the Company receives on commercial mortgage loans and CMBS assets. The Company’s operating results may also be impacted by conditions in the financial markets, credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose commercial mortgage loans are held directly by the Company or are included in the Company’s CMBS.
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
As of December 31, 2016, the Company recorded a loan loss provision of $10,000 and $5,000 on a multifamily commercial mortgage loan and a multifamily subordinate loan in Williston, ND, respectively. The Company has ceased accruing interest associated with the loans. As of December 31, 2015, there was no provision for loan loss.
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
Recent Accounting Pronouncements
For a description of the Company's adoption of new accounting pronouncements and the impact thereof on the Company's business, see "Note 2 - Summary of Significant Accounting Policies" to the accompanying consolidated financial statements.
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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See “- Results of Operations – Investments" for a summary of interest rates and weighted average lives related to the Company’s investment portfolio as of December 31, 2016. While there are no scheduled paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In January 2010, the Company, through two indirect wholly owned subsidiaries, entered into the JPMorgan Facility, which as amended in 2015 and 2016, currently provides for a maximum total borrowings of $943,000, comprised of the $800,000 repurchase facility and a $143,000 asset specific financing, and a three-year term expiring in January 2018 plus a one-year extension option available at the Company's option, subject to certain conditions. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000 plus 75% of the net cash proceeds of any equity issuance by the

Company), (B) maximum total indebtedness to consolidated tangible net worth (3:1), or (C) minimum liquidity (the greater of 5% of the Company’s total recourse indebtedness or $15,000). The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of December 31, 2016, the Company had $657,452 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.
DB Repurchase Facility
On September 29, 2016, the Company, through an indirect wholly-owned subsidiary, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (the “DB Repurchase Facility”) to provide up to $300,000 of advances in connection with financing first mortgage loans secured by real estate. The DB Repurchase Facility matures in September 2017 with two one-year extension options available at the Company's option, subject to certain conditions, and accrues interest at per annum pricing equal to the sum of one-month LIBOR plus an applicable spread. Maximum advance rates under the DB Repurchase Facility are 75% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls may occur any time at specified aggregate margin deficit thresholds. The DB Facility contains customary covenants, including continuing to operate in a manner that allows the Company to qualify as a real estate investment trust for federal income tax purposes and financial covenants with respect to minimum consolidated tangible net worth, maximum total indebtedness to consolidated tangible net worth, and minimum liquidity. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under the DB Repurchase Facility.
As of December 31, 2016, the Company had $137,355 of borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.
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
As of December 31, 2016, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
DB Facility
In April 2014, the Company, through an indirect wholly-owned subsidiary, entered into the DB Facility, which currently provides that the Company may borrow up to $300,000 in order to finance the acquisition of CMBS. The DB Facility matures in April 2018. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.
Additionally, the undrawn amounts are subject to a 1.8% non-use fee. The DB Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
As of December 31, 2016, the Company had $177,203 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
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
As of December 31, 2016, the Company had $40,657 of borrowings outstanding under the Goldman Loan secured by one commercial mortgage loan held by the Company.
Convertible Senior Notes
In 2014, the Company issued, in two offerings an aggregate principal amount of $254,750 of 5.50% Convertible Senior Notes due 2019, for which the Company received aggregate net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $248,652.

Cash Generated from Offerings
During the fourth quarter of 2016, the Company completed a follow-on public offering of 10,500,000 shares of its common stock, at a price of $16.97 per share. The net proceeds from the offering were approximately$177,796 after deducting estimated offering expenses payable by the Company.
During the third quarter of 2016, the Company consummated the AMTG Merger and issued 13,398,586 shares of its common stock and 6,900,000 shares of Series C Preferred Stock. As of December 31, 2016, the Company had liquidated all of the assets of AMTG and realized proceeds of approximately $421,000 (net of expenses).
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
During the third quarter of 2015, the Company completed a private placement of 8,823,529 shares of its common stock at a price of $17.00 per share and 8,000,000 shares of Series B Preferred Stock at a price of $24.71 per share. The aggregate net proceeds from the common stock and Series B Preferred Stock private placement were approximately $346,854 after deducting the $500 placement agent fee paid to Apollo Global Securities, LLC acting as placement agent in the transaction and estimated offering expenses payable by the Company.
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of the cash available, which was $200,996 as of December 31, 2016, principal and interest the Company receives on its portfolio of assets, as well as available borrowings under its repurchase agreements. The Company's other sources of cash consist of cash generated from operations and prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities, or conduct additional securities offerings.
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

The board of directors must approve any change in these investment guidelines.
Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of December 31, 2016 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility *	$259,083	$423,100	$—	$—	$682,183
DB Repurchase Facility	4,376	145,321	—	—	149,697
Goldman Loan *	6,816	36,963		—	43,779
UBS Facility **	136,737	—	—	—	136,737
DB Facility	8,005	177,898	—	—	185,903
Convertible Senior Notes	14,011	271,096	—	—	285,107
Unfunded loan commitments***	152,415	17,950	—	—	170,365

Total	$581,443	$1,072,328	$—	$—	$1,653,771

*	Assumes current LIBOR of 0.77% for interest payments due under the JPMorgan Facility and the Goldman Loan.
**    Assumes extension options are exercised.
***    Based on the Company's expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect the Company’s operating results.
Bremer Kreditbank AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that agreed to acquire a minority participation in Bremer Kreditbank AG (“BKB”). The Company committed to invest up to approximately€38,000 (or $50,000), representing approximately 21% of the ownership in BKB. In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ Limited Partnership ("Champ LP") following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in BKB.
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo. reducing its unfunded commitment to Champ LP to €2,802 (or $2,947). Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 9.34% in BKB.
Loan Commitments.    As of December 31, 2016, the Company had $114,978 of unfunded loan commitments related to its commercial mortgage loan portfolio and $55,387 of unfunded loan commitments related to its subordinate loan portfolio.
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
The current term of the Management Agreement currently runs through September 29, 2017. Absent certain action by the independent directors of the Company’s board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one year term. The Management Agreement may be terminated upon expiration of the one-year term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable. Following a meeting by the Company’s independent directors in February 2017, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.
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

Non-GAAP Financial Measures
Operating Earnings
For the years ended December 31, 2016, 2015 and 2014, respectively, the Company’s Operating Earnings were $136,966, $112,697, and $73,982. Operating Earnings is a non-GAAP financial measure that is defined by the Company as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains/(losses) other than realized gains/(losses) related to interest income (v) the non-cash amortization expense related to the reclassification of a portion of the Convertible Senior Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Operating Earnings may also be adjusted to exclude certain other non -cash items, as determined by the Manager and approved by a majority of the Company's independent directors.
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
Beginning with the quarter ended September 30, 2016, the Company slightly modified its definition of Operating Earnings to include realized gains/(losses) on currency swaps related to interest income on investments denominated in a currency other than U.S. dollars.  The Company believes that including the effects of realized gains/(losses) on currency swaps related to interest income more accurately reflects the Company's investment income for a particular period and will allow investors to more easily compare its operating results over various periods.  The effects of such unrealized gains/(losses) in prior periods were not material to the Company's financial results.  The Company intends to apply this modified definition for Operating Earnings for all future periods.

The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	Year ended December 31,
	2016	2015	2014
Net income available to common stockholders	$127,581	$91,372	$75,299
Adjustments:
(Income) loss from unconsolidated joint venture	96	(3,464)	157
Equity-based compensation expense	7,090	4,387	1,576
Provision for loan losses	15,000	—	—
Unrealized (gain) loss on securities	26,099	17,408	(4,147)
Unrealized (gain) loss on derivative instruments	(31,160)	(4,106)	(4,070)
Foreign currency (gain) loss, net	29,937	4,894	4,050
Bargain purchase gain	(40,021)	—	—
Amortization of the Convertible Senior Notes related to equity reclassification	2,344	2,206	1,117
Total adjustments:	9,385	21,325	(1,317)
Operating Earnings	$136,966	$112,697	$73,982
AMTG Merger - related expenses	11,350	—	—
Operating Earnings excluding AMTG Merger-related expenses	$148,316	$112,697	$73,982
Basic and diluted Operating Earnings per Share of common stock	$1.87	$1.90	$1.69
Basic and diluted Operating Earnings per Share of common stock (excluding AMTG Merger related expenses)	$2.02	$1.90	$1.69

Basic weighted average shares of common stock outstanding	72,371,374	58,674,046	43,464,255
Diluted weighted average shares of common stock outstanding	73,305,101	59,273,280	43,684,805

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
To the extent consistent with maintaining the Company’s REIT qualification, the Company seeks to manage risk exposure to protect its portfolio of financial assets against the effects of major interest rate changes. The Company generally seeks to manage this risk by:

•	attempting to structure its financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using hedging instruments, interest rate swaps and interest rate caps;

•	to the extent available, using securitization financing to better match the maturity of the Company’s financing with the duration of its assets; and

•	match funding floating-rate assets with floating-rate liabilities.

At December 31, 2016, all of the Company’s borrowings outstanding under the Goldman Loan, JPM Facility and participations sold were floating-rate borrowings. At December 31, 2016, the Company also had floating rate assets with a face amount of $2,469,061 resulting in net variable rate exposure of $1,572,150. A 50 basis point increase in LIBOR would increase the annual net interest income related to the $1,572,150 in variable rate exposure by approximately $7,861. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
New York, New York

We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Apollo Commercial Real Estate Finance, Inc. and subsidiaries as of December 31, 2016, and 2015, and the results of their operations and their cash flows for each of the three years ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2017

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share data)

	December 31, 2016	December 31, 2015
Assets:
Cash	$200,996	$67,415
Restricted cash	62,457	30,127
Securities, at estimated fair value	331,076	493,149
Securities, held-to-maturity	146,352	153,193
Commercial mortgage loans, held for investment, net	1,641,856	994,301
Subordinate loans, held for investment	1,051,236	931,351
Investment in unconsolidated joint venture	22,103	22,583
Derivative assets	5,906	3,327
Interest receivable	19,281	16,908
Other assets	1,714	236
Total Assets	$3,482,977	$2,712,590
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements (net of deferred financing costs of $6,763 and $7,353 in 2016 and 2015, respectively)	$1,139,803	$918,421
Convertible senior notes, net	249,994	248,173
Participations sold	84,979	118,201
Accounts payable and accrued expenses	17,681	9,246
Payable to related party	7,015	5,297
Dividends payable	51,278	37,828
Total Liabilities	1,550,750	1,337,166
Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Series A preferred stock, 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference) in 2016 and 2015	35	35
Series B preferred stock, 8,000,000 shares issued and outstanding ($200,000 aggregate liquidation preference) in 2016 and 2015	80	80
Series C preferred stock, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference) in 2016	69	—
Common stock, $0.01 par value, 450,000,000 shares authorized, 91,422,676 and 67,195,252shares issued and outstanding in 2016 and 2015, respectively	914	672
Additional paid-in-capital	1,983,010	1,410,138
Retained earnings (accumulated deficit)	(48,070)	(32,328)
Accumulated other comprehensive loss	(3,811)	(3,173)
Total Stockholders’ Equity	1,932,227	1,375,424
Total Liabilities and Stockholders’ Equity	$3,482,977	$2,712,590
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Net interest income:
Interest income from securities	$27,586	$33,188	$21,189
Interest income from securities, held-to-maturity	11,469	12,054	4,613
Interest income from commercial mortgage loans	102,927	56,092	27,802
Interest income from subordinate loans	122,394	90,830	69,743
Interest expense	(63,759)	(48,861)	(26,541)
Net interest income	200,617	143,303	96,806
Operating expenses:
General and administrative expenses (includes equity-based compensation of $7,090 in 2016, $4,387 in 2015 and $1,576 in 2014)	(24,983)	(9,492)	(6,151)
Management fees to related party	(23,388)	(16,619)	(11,960)
Total operating expenses	(48,371)	(26,111)	(18,111)
Income (loss) from unconsolidated joint venture	(96)	3,464	(157)
Interest income from cash balances	1,094	1,239	34
Provision for loan losses	(15,000)	—	—
Realized gain (loss) on sale of assets	3,834	(443)	—
Unrealized gain (loss) on securities	(26,099)	(17,408)	4,147
Foreign currency gain (loss)	(29,284)	(4,894)	(4,050)
Bargain Purchase gain	40,021	—	—
Gain (loss) on derivative instruments (includes unrealized gains (losses) of $2,608 in 2016, $(1,063) in 2015 and $4,070 in 2014)	31,160	4,106	4,070
Net income	157,876	103,256	82,739
Preferred dividends	(30,295)	(11,884)	(7,440)
Net income available to common stockholders	$127,581	$91,372	$75,299
Basic and diluted net income per share of common stock	$1.74	$1.54	$1.72
Basic weighted average shares of common stock outstanding	72,371,374	58,674,046	43,464,255
Diluted weighted average shares of common stock outstanding	73,305,101	59,273,280	43,684,805
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income available to common stockholders	$127,581	$91,372	$75,299
Change in net unrealized gain (loss) on securities available-for-sale	—	678	192
Foreign currency translation adjustment	$(638)	$(866)	$(2,307)
Comprehensive income	$126,943	$91,184	$73,184
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par	Shares	Par
Balance at December 31, 2013	3,450,000	$35	36,888,467	$369	$697,610	$(14,188)	$(870)	$682,956
Capital increase related to Equity Incentive Plan	—	—	240,277	2	696	—	—	698
Issuance of restricted stock	—	—	65,698	1	—	—	—	1
Issuance of common stock	—	—	9,706,000	97	158,596	—	—	158,693
Offering costs	—	—	—	—	(312)	—	—	(312)
Convertible senior notes	—	—	—	—	11,445	—	—	11,445
Net income	—	—	—	—	—	82,739	—	82,739
Change in Other Comprehensive Income	—	—	—	—	—	—	(2,115)	(2,115)
Preferred stock	—	—	—	—	—	(7,440)	—	(7,440)
Common stock - $1.60 per share	—	—	—	—	—	(71,596)	—	(71,596)
Balance at December 31, 2014	3,450,000	$35	46,900,442	$469	$868,035	$(10,485)	$(2,985)	$855,069
Capital increase related to Equity Incentive Plan	—	—	12,763	*	4,265	—	—	4,265
Issuance of preferred stock	8,000,000	80	—	—	197,600	—	—	197,680
Issuance of restricted stock	—	—	65,950	1	—	—	—	1
Issuance of common stock	—	—	20,323,529	203	343,227	—	—	343,430
Repurchase of common stock	—	—	(107,432)	(1)	(1,740)	—	—	(1,741)
Offering costs	—	—	—	—	(1,249)	—	—	(1,249)
Net income	—	—	—	—	—	103,256	—	103,256
Change in Other Comprehensive Income	—	—	—	—	—	—	(188)	(188)
Preferred stock	—	—	—	—	—	(11,884)	—	(11,884)
Common stock - $1.78 per share	—	—	—	—	—	(113,215)	—	(113,215)
Balance at December 31, 2015	11,450,000	$115	67,195,252	$672	$1,410,138	$(32,328)	$(3,173)	$1,375,424
Capital increase related to Equity Incentive Plan	—	—	236,782	2	4,459	—	—	4,461
Issuance of preferred stock - Merger	6,900,000	69	—	—	172,431	—	—	172,500
Issuance of restricted common stock	—	—	92,056	1	—	—	—	1
Issuance of common stock	—	—	10,500,000	105	178,080	—	—	178,185
Issuance of common stock- Merger	—	—	13,398,586	134	218,263	—	—	218,397
Offering costs	—	—	—	—	(361)	—	—	(361)
Net income	—	—	—	—	—	157,876	—	157,876
Change in other comprehensive loss	—	—	—	—	—	—	(638)	(638)
Dividends on preferred stock	—	—	—	—	—	(30,295)	—	(30,295)
Dividends on common stock - $1.84 per share	—	—	—	—	—	(143,323)	—	(143,323)
Balance at December 31, 2016	18,350,000	$184	91,422,676	$914	$1,983,010	$(48,070)	$(3,811)	$1,932,227
*    Rounds to zero.

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (in thousands)

	For the year ended December 31,
	2016	2015	2014
Cash flows provided by operating activities:
Net income	$157,876	$103,256	$82,739
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(10,679)	(11,211)	(4,221)
Amortization of deferred financing costs	4,607	2,992	1,979
Equity-based compensation	4,464	4,266	698
Unrealized gain (loss) on securities	26,099	17,408	(4,147)
Provision for loan losses	15,000	—	—
Income (loss) from unconsolidated joint venture	97	(3,480)	157
Foreign currency loss	28,789	5,192	4,038
Realized gain (loss) on derivative instruments	(28,552)	(5,169)	—
Unrealized gain (loss) on derivative instruments	(2,608)	1,063	(4,070)
Realized loss on sale of security	(3,834)	443	—
Bargain purchase gain	(40,021)	—	—
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(27,773)	(30,220)	(16,453)
Other assets	2,194	120	500
Accounts payable and accrued expenses	(8,496)	1,405	5,205
Payable to related party	1,718	2,057	612
Net cash provided by operating activities	118,881	88,122	67,037
Cash flows used in investing activities:
Funding of securities at estimated fair value	—	—	(375,833)
Funding of commercial mortgage loans	(843,791)	(637,582)	(403,983)
Funding of subordinate loans	(283,248)	(693,157)	(402,336)
Funding of unconsolidated joint venture	(362)	(3,929)	(39,477)
Funding of other assets	(1,640)	(8)	(1,258)
Funding of derivative instruments	—	(327)	—
Proceeds from settlement of derivative instruments	28,552	5,169	—
Increase in collateral held related to derivative contracts	2,480
Increase in restricted cash	(32,329)	—	—
Proceeds from sale of securities available-for-sale	—	17,291	—
Proceeds from sale of securities at estimated fair value	97,885	6,338	—
Proceeds from sale of subordinate loans	—	135,345	4,950
Proceeds from sale of investment in unconsolidated joint venture	—	20,794	—
Proceeds from sale of AMTG assets, net	1,508,198	—	—
Principal payments received on securities available-for-sale	—	32	16,053
Principal payments received on securities at estimated fair value	35,623	8,703	15,500
Principal payments received on securities, held-to-maturity	6,720	1,750	—
Principal payments received on commercial mortgage loans	210,383	105,618	105,501
Principal payments received on subordinate loans	120,806	242,898	194,050
Principal payments received on other assets	132	189	145
ARI investment in AMTG, net of cash acquired	189,795	—	—

Net cash used in investing activities	1,039,204	(790,876)	(886,688)
Cash flows from financing activities:
Proceeds from issuance of common stock	178,185	343,430	158,693
Proceeds from issuance of preferred stock	—	197,680	—
Repurchase of common stock	—	(1,741)	—
Payment of offering costs	(406)	(987)	(389)
Proceeds from repurchase agreement borrowings	721,992	778,675	567,192
Repayments of repurchase agreement borrowings	(501,200)	(475,094)	(147,032)
Repayments of AMTG repurchase agreement borrowings	(1,254,517)	—	—
Proceeds from issuance of convertible senior notes	—	—	256,970
Proceeds from participations sold	—	—	89,012
Repayments of participations sold	(4,372)	(1,246)	—
Payment of deferred financing costs	(4,017)	—	—
Dividends on common stock	(132,213)	(100,849)	(67,804)
Dividends on preferred stock	(27,956)	(7,440)	(7,440)
Net cash provided by financing activities	(1,024,504)	729,528	840,196
Net increase (decrease) in cash and cash equivalents	133,581	26,774	20,545
Cash and cash equivalents, beginning of period	$67,415	$40,641	20,096
Cash and cash equivalents, end of period	$200,996	$67,415	$40,641
Supplemental disclosure of cash flow information:
Interest paid	$52,708	$43,209	$18,132
Supplemental disclosure of non-cash investing and financing activities:
Offering costs payable	$279	$296	$100
Dividend declared, not yet paid	$51,278	$37,828	$21,018
Deferred financing costs, not yet paid	$—	$—	$33
Participations sold	$(24,051)	$30,672	$—
Securities, held-to-maturity	$—	$—	$154,283
Funding of subordinate loans	$—	$30,672	$—
Repayment of subordinate loans	$(24,051)	$—	$—
Fair value of assets acquired from AMTG	$1,936,260	$—	$—
Fair value of liabilities assumed from AMTG	$(1,285,183)	$—	$—
Fair value of common stock issued to AMTG	$218,397	$—	$—
Fair value of preferred stock issued to AMTG	$172,500	$—	$—
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
On August 31, 2016, the Company, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated February 26, 2016 (as amended, the “AMTG Merger Agreement”) acquired Apollo Residential Mortgage, Inc., (“AMTG”). AMTG merged with and into the Company (“AMTG Merger”) with the Company continuing as the surviving entity. As a result, all operations of AMTG and its former subsidiaries are consolidated with the operations of the Company. As of December 31, 2016, all assets acquired from AMTG were sold.
Under Financial Accounting Standards Board (the "FASB") ASC Topic 805, "Business Combinations", or ASC 805, the acquirer in a business combination must recognize, with certain exceptions, the fair values of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. We applied the provisions of ASC 805 in accounting for our acquisition of AMTG. In doing so, we recorded provisional amounts for certain items as of the date of the acquisition, including the fair value of certain assets and liabilities. During the measurement period, a period which shall not exceed one year, we retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of such date that, if known, would have affected the measurement of the amounts recognized. See further discussion in "Note 19 - Business Combination."
The Company currently operates in one reporting segment.
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
For loans classified as held-for-investment, the Company evaluates the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees.
As of December 31, 2016, the Company recorded a loan loss provision of $10,000 and $5,000, on a multifamily commercial mortgage loan and a multifamily subordinate loan in Williston, ND, respectively. As of December 31, 2016, the Company has ceased accruing interest associated with the loans. As of December 31, 2015, there was no provision for loan loss.
Fair Value Election
Securities at estimated fair value consist of CMBS which are pledged under the Company’s master repurchase agreements with UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). In accordance with GAAP, the Company elected the fair value option for these securities at the date of purchase in order to allow the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings in order to reflect the performance of the investments in a timely manner.
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
As of December 31, 2015, the Company sold all securities available-for-sale.
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
Interest Income Recognition
Interest income on commercial mortgage loans is accrued based on the actual coupon rate adjusted for accretion of any purchase discounts, the amortization of any purchase premiums and the accretion of any deferred fees, in accordance with GAAP.
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
Deferred Financing Costs
Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2016 and 2015, respectively, the Company had approximately $6,763 and $7,353 of capitalized financing costs, net of amortization included , as a direct deduction from the carrying amount of the related debt obligation on the consolidated balance sheets.
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
Hedging Instruments and Hedging Activities
Consistent with maintaining its qualification as a REIT, in the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate and foreign currency risk. Derivatives are used for hedging purposes rather than speculation. The Company determines their fair value using and obtains quotations from a third party to facilitate the process in determining these fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.
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
Repurchase Agreements
Securities sold under repurchase agreements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement remain on the Company’s consolidated balance sheet as an asset and cash received from the purchaser is recorded on the Company’s consolidated balance sheet as a liability. Interest paid in accordance with repurchase agreements is recorded in interest expense.
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
The Company’s major tax jurisdictions are U.S. federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2013 through 2016. The Company does not have any unrecognized tax benefits and does not expect a change in its position for unrecognized tax benefits in the next 12 months. The Company has a net operating loss carryforward of approximately $1,400 which expires in the year 2029.

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
In February 2015, the FASB issued guidance which amends the guidance related to accounting for the consolidation of certain legal entities. The modifications impact limited partnerships and similar legal entities, the evaluation of (i) fees paid to a decision maker or a service provider as a variable interest, (ii) fee arrangements, and (iii) related parties on the primary beneficiary determination. The Company adopted this guidance and determined there was no material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. The Company adopted this guidance and applied its provisions retrospectively. This resulted in the reclassification of unamortized deferred financing costs from deferred financing costs, net to reductions in borrowings under repurchase agreements of $6,763 and $7,353 as of December 31, 2016 and 2015, respectively. Other than this reclassification, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” or ASU 2016-09. ASU 2016-09 requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes than is permitted under current guidance without triggering liability accounting. Finally, the guidance allows a policy election to account for employee forfeitures as they occur. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for any entity in any interim or annual period. The Company is currently assessing the impact that this accounting guidance will have on the Company's consolidated financial statements when adopted.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of the guidance will have on the Company's consolidated financial statements when adopted.
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230),” or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The Company is currently assessing the impact that this guidance will have on the Company's consolidated financial statements when adopted.
In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Upon the adoption of the new guidance, the Company will change the presentation of restricted cash in the Company's consolidated statement of cash flows to conform to the new requirements.

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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of December 31, 2016 and 2015:

	Fair Value as of December 31, 2016				Fair Value as of December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Fair Value Option)	$—	$331,076	$—	$331,076	$—	$493,149	$—	$493,149
Derivative instruments	—	5,906	—	5,906	—	3,327	—	3,327
Total	$—	$336,982	$—	$336,982	$—	$496,476	$—	$496,476

Note 4 – Debt Securities
At December 31, 2016, all of the Company's CMBS (Fair Value Option) were pledged to secure borrowings under the Company’s master repurchase agreements with UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). See "Note 8 - Borrowings" for further information regarding these facilities.

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
The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2016 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	$375,861	$368,247	$292	$(37,463)	$331,076
CMBS (Held-to-Maturity)	146,530	146,352	—	—	146,352
Total	$522,391	$514,599	$292	$(37,463)	$477,428
During August 2016, the Company sold CMBS resulting in a net realized loss of $225.
During October 2016, the Company sold CMBS resulting in a net realized loss of $1,245.
The following table presents information about the Company's debt securities that were in an unrealized loss position at December 31, 2016:

	Unrealized Loss Position for Less than 12 months		Unrealized Loss Position for 12 months or More
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
CMBS (Fair Value Option)	63,589	(1,780)	228,206	(35,683)
Total	$63,589	$(1,780)	$228,206	$(35,683)
The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2015 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	511,482	504,253	2,614	(13,718)	493,149
CMBS (Held-to-Maturity)	153,250	153,193	—	—	153,193
Total	$664,732	$657,446	$2,614	$(13,718)	$646,342
During February 2015, the Company sold CMBS with an amortized cost of $24,038 resulting in a net realized loss of $443, which was comprised of realized gains of $43 and realized losses of $486. As a result of the sale, $678 was reclassified out of accumulated other comprehensive income. The sale generated proceeds of $1,341 after the repayment of $22,254 of borrowings under the Company's master repurchase agreement with Wells Fargo Bank, N.A., which was repaid in February 2015 and expired in March 2016.

The overall statistics for the Company’s CMBS (Fair Value Option) calculated on a weighted average basis as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Credit Ratings *	B+-NR	BB-D
Coupon	5.9%	5.9%
Yield	6.0%	6.5%
Weighted Average Life	2.5 years	1.6 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard &Poor's.
The percentage vintage, property type, and location of the collateral securing the Company’s CMBS (Fair Value Option) calculated on a weighted average basis as of December 31, 2016 and 2015 are as follows:

Vintage	December 31, 2016	December 31, 2015
2005	2.0%	8.3%
2006	12.1	20.0
2007	73.5	62.4
2008	12.4	9.3
Total	100%	100%

Property Type	December 31, 2016	December 31, 2015
Office	34.6%	32.0%
Retail	29.0	30.2
Multifamily	12.4	13.5
Other *	24.0	24.3
Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Location	December 31, 2016	December 31, 2015
South Atlantic	23.8%	23.0%
Middle Atlantic	16.7	18.1
Pacific	15.3	17.8
East North Central	10.8	12.5
Other *	33.4	28.6
Total	100%	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage Loans
The Company’s commercial mortgage loan portfolio was comprised of the following at December 31, 2016:

Description	Maturity Date (2)	Current Principal Balance	Carrying Value	Unfunded Commitment	Fixed / Floating	Property Size
Condominium - Bethesda, MD	Apr-17	$51,695	$52,476	—	Floating	50 units
Vacation Home Portfolio - Various (1)	Apr-19	88,876	88,195	—	Fixed	229 properties
Hotel - Philadelphia, PA (1)	May-17	34,000	33,987	—	Floating	301 keys
Mixed Use - Cincinnati, OH (1)	May-18	165,000	163,987	—	Floating	65 acres
Multifamily - Williston, ND	Nov-17	49,706	39,713	—	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (1)	Nov-19	59,500	59,193	—	Fixed	29 properties
Mixed Use - Brooklyn, NY (1)	Mar-17	85,770	86,142	6,730	Floating	330,000 sq. ft.
Retail redevelopment - Miami, FL (1)	Jun-17	45,000	45,415	—	Floating	63,300 sq. ft.
Retail - Brooklyn, NY (1)	Mar-17	23,000	23,012	—	Floating	10,500 sq. ft.
Hotel - New York, NY (1)	Sept-18	108,857	108,768	29,549	Floating	317 keys
Retail - Brooklyn, NY (1)	Mar-17	5,910	5,921	—	Floating	5,500 sq. ft.
Hotel - U.S. Virgin Islands (1)	Jan-18	42,000	41,795	1,500	Floating	180 keys
Office - Richmond, VA (1)	Jan-18	54,000	53,849	1,000	Floating	262,000 sq. ft.
Retail redevelopment - Miami, FL (1)	Jan-18	220,000	218,771	—	Floating	113,000 sq. ft.
Office - Boston, MA (1)	Mar-18	28,659	28,543	2,341	Floating	114,000 sq. ft.
Mixed Use - New York, NY (1)	Jun-18	45,789	45,541	4,211	Floating	91,584 sq. ft.
Condo Conversion - Brooklyn, NY (1)	Jun-18	41,016	40,825	4,484	Floating	133,550 sq. ft.
Hotel - New York, NY (1)	Aug-18	78,140	77,297	26,860	Floating	612 keys
Mixed Use - Chicago, IL (1)	Oct-18	129,397	128,271	3,603	Floating	737,382 sq. ft.
Retail - Brooklyn, NY (1)	Mar-17	7,500	7,489	—	Floating	6,500 sq. ft.
Data Center - Manassas, VA	Aug-19	80,000	79,634	—	Fixed	460,000 sq. ft.
Retail - New York, NY (1)	Jun-18	60,300	59,775	4,700	Floating	84,374 sq. ft.
Office - New York, NY (1)	Jun-18	105,000	104,005	—	Floating	419,190 sq. ft.
Mixed Use Pre-development - Los Angeles, CA	Dec-18	50,000	49,252	30,000	Floating	75,000 sq. ft.
Total		$1,659,115	$1,641,856	$114,978

(1)
At December 31, 2016, this loan was pledged to secure borrowings under the Company’s master repurchase facility entered into with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”), the Company's repurchase agreement with Goldman Sachs Bank USA (the “Goldman Loan”) or Company's master repurchase agreement with Deutsche Bank AG (the "DB Repurchase Facility"). See "Note 8 – Borrowings" for a description of this agreements.

(2)	Represents contractual maturity date excluding extension options.

The Company’s commercial mortgage loan portfolio was comprised of the following as of December 31, 2015:

Description	Maturity Date (2)	Current Principal Balance	Carrying Value	Unfunded Commitment	Fixed / Floating	Property Size
Condo Conversion – New York, NY (1)	Sept-16	$24,114	$24,289	$—	Floating	40,000 sq. ft.
Condo Construction - Potomac, MD	Sept-16	65,125	65,087	—	Floating	50 units
Vacation Home Portfolio - Various (1)	Apr-19	94,147	93,277	—	Fixed	229 properties
Hotel - Philadelphia, PA (1)	May-17	34,000	33,994	—	Floating	301 rooms
Condo Construction - Bethesda, MD	Dec-16	50,000	49,960	15,100	Floating	40 units
Multifamily - Brooklyn, NY (1)	Aug-16	34,500	34,886	—	Floating	63 units
Mixed Use - Cincinnati, OH (1)	May-18	165,000	163,173	—	Floating	65 acres
Condo Conversion - New York, NY (1)	Jun-16	67,300	67,038	—	Floating	86,000 sq. ft.
Multifamily - Williston, ND (1)	Nov-17	49,691	49,665	—	Floating	366 units/homes
Vacation Home Portfolio - Various U.S. (1)	Nov-19	50,000	49,595	—	Fixed	24 properties
Mixed Use - Brooklyn, NY (1)	Mar-17	85,770	85,658	6,730	Floating	330,000 sq. ft.
Retail redevelopment - Miami, FL (1)	Jan-17	45,000	44,925	—	Floating	63,300 sq. ft.
Retail redevelopment - Miami, FL (1)	Jul-17	33,000	32,804	—	Floating	16,600 sq. ft.
Retail - Brooklyn, NY (1)	Mar-17	1,653	1,636	9,000	Floating	10,500 sq. ft.
Hotel - New York, NY (1)	Sept-18	98,373	97,381	40,034	Floating	317 rooms
Retail - Brooklyn, NY (1)	Mar-17	5,910	5,858	—	Floating	5,500 sq. ft.
Hotel - U.S. Virgin Islands	Jan-18	42,000	41,600	1,500	Floating	180 rooms
Office - Richmond, VA	Jan-18	54,000	53,475	1,000	Floating	262,000 sq. ft.
Total		$999,583	$994,301	$73,364

(1)	At December 31, 2015, this loan was pledged to secure borrowings under the JPMorgan Facility or the Goldman Loan. See "Note 8 – Borrowings" for a description of this agreements.

(2)	Represents contractual maturity date excluding extension options.
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
During the year ended December 31, 2016, the Company recorded a loan loss provision of $10,000 on a multifamily commercial mortgage loan in Williston, ND, which was based on the difference between the fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value are the terminal capitalization rate and discount rate which are 11% and 10% respectively. As of December 31, 2016, the aggregate loan loss provision was $10,000. The Company has ceased accruing interest associated with the loan. As of December 31, 2015, there were no provision for loan loss.

Note 6 – Subordinate Loans
The Company’s subordinate loan portfolio was comprised of the following as of December 31, 2016:

Description	Maturity Date (1)	Current Principal Balance	Carrying Value	Unfunded Commitment	Fixed / Floating
Subordinate to the Company's commercial mortgage loans
Hotel - New York, NY	Sept-18	$7,573	$7,513	$7,501	Floating
Multifamily - Williston, ND	Nov-17	5,000	—	—	Floating
Total - Subordinate to the Company's commercial mortgage loans		$12,573	$7,513	$7,501

Subordinate to third party commercial mortgage loans
Mixed Use – North Carolina	Aug-22	$6,525	$6,525	$—	Fixed
Office Complex - Missouri	Oct-22	9,414	9,414	—	Fixed
Hotel Portfolio – Rochester, MN	Feb-18	23,863	23,863	—	Fixed
Warehouse Portfolio - Various	May-23	32,000	32,000	—	Fixed
Office Condo - New York, NY	Jul-22	14,000	13,679	—	Fixed
Ski Resort - Big Sky, MT	Sept-20	15,000	14,773	—	Fixed
Mixed Use - New York, NY	Dec-17	99,581	99,660	—	Floating
Senior Housing - United Kingdom	Dec-17	41,693	41,693	—	Floating
Hotel - Burbank, CA	Jan-20	20,000	20,000	—	Fixed
Multifamily Portfolio - Florida	May-17	22,000	21,967	—	Floating
Multifamily Portfolio - Florida	May-17	15,500	15,477	—	Floating
Mixed Use - Various	May-17	45,000	45,174	—	Floating
Hotel - Phoenix, AZ	Jul-25	25,000	25,000	—	Fixed
Hotel - Washington, DC	Jul-17	20,000	19,978	—	Floating
Condo Development - New York, NY	Jul-19	56,925	56,693	19,830	Floating
Condo Conversion - New York, NY	Aug-18	59,636	59,442	—	Floating
Mixed Use - New York, NY	Oct-18	30,000	29,926	—	Floating
Destination Resort - Various	May-18	75,000	72,877	—	Floating
Multifamily - New York, NY	Nov-18	55,000	54,775	—	Floating
Hotel - New York, NY	Mar-17	50,000	50,228		Floating
Condo Pre-development - United Kingdom	Sept-17	123,400	123,400	—	Floating
Condo Conversion - New York, NY	Jul-19	48,944	48,399	28,056	Floating
Healthcare Portfolio - Various	Oct-18	130,000	128,856	—	Floating
Mixed Use - New York, NY	Oct-19	30,175	29,924	—	Floating
Total - Subordinate to third party commercial mortgage loans		$1,048,656	$1,043,723	$47,886
Total		$1,061,229	$1,051,236	$55,387

(1)	Represents contractual maturity date excluding extension options.

The Company’s subordinate loan portfolio was comprised of the following as of December 31, 2015:

Description	Maturity Date (2)	Current Principal Balance	Carrying Value	Unfunded Commitment	Fixed / Floating
Subordinate to the Company's commercial mortgage loans
Condo Conversion – New York, NY (1)	Sept-16	$6,386	$6,415	$—	Floating
Mixed Use - Brooklyn, NY (1)	Mar-17	12,347	12,222	—	Floating
Hotel - New York, NY (1)	Sept-18	2,595	2,458	12,478	Floating
Multifamily - Williston, ND (1)	Nov-17	5,000	5,000	—	Floating
Total - Subordinate to the Company's commercial mortgage loans		$26,328	$26,095	$12,478

Subordinate to third party commercial mortgage loans
Office - Michigan	Jun-20	$8,753	$8,753	$—	Fixed
Mixed Use – North Carolina	Aug-22	6,525	6,525	—	Fixed
Office Complex - Missouri	Oct-22	9,566	9,566	—	Fixed
Hotel Portfolio – Rochester, MN	Feb-18	24,182	24,182	—	Fixed
Warehouse Portfolio - Various	May-23	32,000	32,000	—	Fixed
Office Condo - New York, NY	Jul-22	14,000	13,631	—	Fixed
Mixed Use - Various	Dec-16	19,500	19,377	—	Fixed
Mixed Use - London, England	Jan-16	50,676	50,676	—	Fixed
Healthcare Portfolio - Various	Jun-16	39,223	39,223	—	Floating
Ski Resort - Big Sky, MT	Sept-20	15,000	14,878	—	Fixed
Mixed Use - New York, NY	Dec-17	88,368	87,818	785	Floating
Senior Housing - United Kingdom	Dec-17	79,735	79,735	—	Floating
Hotel - Burbank, CA	Jan-20	20,000	20,000	—	Fixed
Multifamily Portfolio - Florida	May-17	22,000	21,895	—	Floating
Multifamily Portfolio - Florida	May-17	15,500	15,426	—	Floating
Mixed Use - Various	May-17	45,000	44,854	—	Floating
Hotel - Phoenix, AZ	Jul-25	25,000	25,000	—	Fixed
Hotel - Washington, DC	Jul-17	20,000	19,934	—	Floating
Condo Development - New York, NY	Jul-19	34,184	33,567	41,160	Floating
Condo Conversion - New York, NY	Aug-18	52,418	51,941	—	Floating
Mixed Use - New York, NY	Oct-18	30,000	29,785	—	Floating
Destination Resort - Various	May-18	75,000	71,362	—	Floating
Multifamily - New York, NY	Nov-18	55,000	54,558	—	Floating
Hotel - New York, NY	Mar-17	50,000	49,522	—	Floating
Condo Pre-development - United Kingdom	Sept-16	81,048	81,048	—	Floating
Total - Subordinate to third party commercial mortgage loans		$912,678	$905,256	$41,945
Total		$939,006	$931,351	$54,423

(1)	At December 31, 2015, this loan was pledged to secure borrowings under the JPMorgan Facility. See "Note 8 – Borrowings" for a description of this facility.

(2)	Represents contractual maturity date excluding extension options.

The Company evaluates its loans for possible impairment on a quarterly basis. See "Note 5 – Commercial Mortgage Loans" for a summary of the metrics reviewed. During the year ended December 31, 2016, the Company recorded a loan loss provision of $5,000 on a multifamily subordinate loan in Williston, ND, which was based on the difference between the fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value are the terminal capitalization rate and discount rate which are 11% and 10% respectively. As of December 31, 2016, the aggregate loan loss provision was $5,000. The Company has ceased accruing PIK interest associated with the loan. As of December 31, 2015, there were no provision for loan loss.
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
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an investment fund managed by Apollo Global Management, LLC (together with its subsidiaries, "Apollo") for €16,314 (or $20,794) (of which $2,614 related to foreign exchange losses which were previously included in accumulated other comprehensive loss). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo. As of December 31, 2016, the Company’s unfunded commitment to Champ LP was €2,802 (or $2,947). Through its interest in Champ LP, as of December 31, 2016, the Company held an indirect ownership interest of approximately 9.34% in BKB.
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

Note 8 – Borrowings
At December 31, 2016 and 2015, the Company’s borrowings had the following debt balances, weighted average maturities and interest rates:

	December 31, 2016				December 31, 2015
	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)
JPMorgan Facility (3)	$943,000	$657,452	January 2019	L + 2.25%	$600,000	$445,942	January 2019	L + 2.25%
DB Repurchase Facility	300,000	137,355	September 2019	L + 2.66%	N/A	N/A	N/A	N/A
Goldman Loan	N/A	40,657	April 2019	L + 3.50%	N/A	45,928	April 2019	L + 3.50%
Sub-total		835,464		L + 2.38%		491,870		L + 2.37%

UBS Facility	N/A	133,899	September 2018	2.79%	N/A	133,899	September 2018	2.79%
DB Facility (4)	N/A	177,203	April 2018	3.63%	N/A	300,005	April 2018	3.69%
Sub-total		311,102		3.27%		433,904		3.39%

less: deferred financing costs		(6,763)				(7,353)
Total / Weighted Average		$1,139,803		3.18%		$918,421		2.92%

(1) Maturity date assumes extensions at the Company's option are exercised.
(2) Assumes one-month LIBOR at December 31, 2016 and December 31, 2015 was 0.77% and 0.43% respectively.
(3) As of December 31, 2016, the JP Morgan Facility provided for a maximum total borrowings comprised of the $800,000 repurchase facility and a $143,000 asset specific financing .
(4) Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.

At December 31, 2016, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$245,908	$411,544	$—	$—	$657,452
DB Repurchase Facility	—	137,355	—	—	137,355
Goldman Loan	5,290	35,367	—	—	40,657
UBS Facility *	133,899	—	—	—	133,899
DB Facility	1,450	175,753	—	—	177,203
Total	$386,547	$760,019	$—	$—	$1,146,566

*	Assumes extension options are exercised.
The table below summarizes the outstanding balances, as well as the maximum and average balances as of December 31, 2016 and 2015.

		2016			2015
	Balance at December 31, 2016	Maximum Month-End Balance	Average Month-End Balance	Balance at December 31, 2015	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$657,452	$783,528	$660,741	$445,942	$445,942	$261,261
DB Repurchase Facility	137,355	137,355	19,582	—	—	—
Goldman Loan	40,657	45,928	43,505	45,928	52,524	45,665
UBS Facility	133,899	133,899	133,899	133,899	133,899	133,899
DB Facility	177,203	300,005	246,773	300,005	300,005	300,005
Total	$1,146,566			$925,774
Repurchase Agreements
JPMorgan Facility
In January 2010, the Company, through two indirect wholly owned subsidiaries, entered into the JPMorgan Facility, which as amended in 2015 and 2016, currently provides for a maximum total borrowings of $943,000, comprised of the $800,000 repurchase facility and a $143,000 asset specific financing, and a three-year term expiring in January 2018 plus a one-year extension option available at the Company's option, subject to certain conditions. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The JPMorgan Facility contains, among others, the following restrictive covenants: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000 plus 75% of the net cash proceeds of any equity issuance by the Company), (B) maximum total indebtedness to consolidated tangible net worth (3:1), or (C) minimum liquidity (the greater of 5% of the Company’s total recourse indebtedness or $15,000). The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of December 31, 2016, the Company had $657,452 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.
DB Repurchase Facility
On September 29, 2016, the Company, through an indirect wholly-owned subsidiary, entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (the “DB Repurchase Facility”) to provide up to $300,000 of advances in connection with financing first mortgage loans secured by real estate. The DB Repurchase Facility matures in September 2017, with two one-year extension options available at the Company's option, subject to certain conditions, and accrues interest at per annum pricing equal to the sum of one-month LIBOR plus an applicable spread. Margin calls may occur any time at specified aggregate margin deficit thresholds. The DB Facility contains customary covenants, including continuing to operate in a manner that allows the Company to qualify as a real estate investment trust for federal income tax purposes and financial covenants with respect to minimum consolidated tangible net worth, maximum total indebtedness to consolidated tangible net worth, and minimum liquidity. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under the DB Repurchase Facility.
As of December 31, 2016, the Company had $137,355 of borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.
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
As of December 31, 2016, the Company had $133,899 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
DB Facility
In April 2014, the Company, through an indirect wholly-owned subsidiary, entered into the DB Facility, which currently provides that the Company may borrow up to $300,000 in order to finance the acquisition of CMBS. The DB Facility matures in April 2018. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.
Additionally, the undrawn amount is subject to a 1.8% non-use fee. The DB Facility contains customary terms and conditions for repurchase facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
As of December 31, 2016, the Company had $177,203 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
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
As of December 31, 2016, the Company had $40,657 of borrowings outstanding under the Goldman Loan secured by one commercial mortgage loan held by the Company.
The Company was in compliance with the financial covenants under its repurchase agreements at December 31, 2016 and December 31, 2015.

Note 9 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At December 31, 2016, the March 2019 Notes had a carrying value of $141,531 and an unamortized discount of $2,219.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes," and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,615. At December 31, 2016, the August 2019 Notes had a carrying value of $108,463 and an unamortized discount of $2,537.
The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	56.7586	3/15/2019	2.21 years
August 2019 Notes	$111,000	5.50%	6.50%	56.7586	3/15/2019	2.21 years

(1)
Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of 2019 Notes converted, and includes adjustments relating to cash dividend payments made by the Company to stockholders that have been deferred and carried-forward in accordance with, and are not yet required to be made pursuant to, the terms of the applicable supplemental indenture. The if-converted value of the 2019 Notes does not exceed their principal amount at December 31, 2016 since the closing market price of the Company’s common stock of $16.62 per share does not exceed the implicit conversion prices of $17.62 for the 2019 Notes.

 GAAP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $11,445 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes has been reflected within additional paid-in capital in the consolidated balance sheet as of December 31, 2016. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $14,011 for the year ended December 31, 2016.  With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $3,557 for the year ended December 31, 2016.
As of December 31, 2016 potential shares of common stock contingently issuable upon the conversion of the 2019 Notes were excluded from the calculation of diluted income per share because it is management's intent and ability to settle the obligation in cash.
Note 10 - Federal Home Loan Bank of Indianapolis Membership
In February 2015, the Company's wholly owned subsidiary, ACREFI Insurance Services, LLC, was accepted for membership in the Federal Home Loan Bank of Indianapolis (“FHLBI”), and as a member of the FHLBI had access to a variety of products and services offered by the FHLBI, including secured advances. As of December 31, 2016, ACREFI Insurance Services, LLC had not requested any secured advances.
On January 12, 2016, the Federal Housing Finance Agency (“FHFA”) adopted a final rule revising its regulations governing Federal Home Loan Bank membership. As a result, the FHLBI may not make any advances to ACREFI Insurance

Services, LLC, and was required to terminate the membership of ACREFI Insurance Services, LLC no later than February 19, 2017 (one year after the effective date of the final rule) and to redeem at par value the FHLBI stock that had been purchased and held by ACREFI Insurance Services, LLC as a condition to membership in the FHLBI. At December 31, 2016, the Company had stock in the FHLBI totaling $8, which is included in other assets on the consolidated balance sheet at December 31, 2016. Because ACREFI Insurance Services, LLC did not have any outstanding advances from the FHLBI, there were no advances that were required to be repaid as a result of membership termination.

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
During January 2015, the Company closed a £34,519 (or $51,996) floating-rate mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. During February 2015, the Company closed an additional funding of £20,000 (or $30,672) and participated that balance to an investment fund affiliated with Apollo. During December 2016, the Company qualified for sale accounting with respect to the previous participation sold that was converted to a discrete financial instrument, and therefore deconsolidated the participation sold.
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation and classified it as CMBS (held-to-maturity) on its consolidated financial statements. At December 31, 2016, the participation had a face amount of $85,082, a carrying amount of $84,979 and a cash coupon of LIBOR plus 440 basis points.
Note 12 – Derivative Instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.

The Company has entered into a series of forward contracts to sell an amount of foreign currency (British pound ("GBP")) for an agreed upon amount of U.S. dollars at various dates through December 2017. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by the Company related to foreign denominated loan investments.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards as of December 31, 2016 :

Type of Derivative	12/31/16
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	11	148,310	GBP	January 2017- December 2017

The following table summarizes our non-designated foreign exchange (“Fx”) forwards as of December 31, 2015 :

Type of Derivative	12/31/15
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	5	130,272	GBP	January 2016- October 2016

The Company has not designated any of its derivative instruments as hedges under GAAP and therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the years ended December 31, 2016, 2015 and 2014.

		Amount of gain (loss) recognized in income
	Location of Gain (Loss) Recognized in Income	2016	2015	2014
Forward currency contract	Gain (loss) on derivative instruments - unrealized	2,665	(853)	4,070
Forward currency contract	Gain (loss) on derivative instruments - realized	28,552	5,169	—
Interest rate caps (1)	Gain (loss) on derivative instruments - unrealized	(57)	(210)	—
Total		$31,160	$4,106	$4,070

(1)	With a notional amount of $45,475 and $49,323 at December 31, 2016 and 2015, respectively.

The following table summarizes the gross asset and liability amounts related to the Company’s derivatives at December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Interest rate caps	$23	$—	$23	$106	$—	$106
Forward currency contract	5,883	—	5,883	3,221	—	3,221
Total derivative instruments	$5,906	$—	$5,906	$3,327	$—	$3,327

Note 13 – Related Party Transactions

AMTG Merger
As fully described in "Note 19- Business Combination", in August 2016, the Company acquired AMTG, an entity managed by an affiliate of Apollo.
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
The current term of the Management Agreement expires on September 29, 2017 and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors in February 2017, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to seek termination of the Management Agreement. As described in "Note 16 - Commitments and Contingencies," the Company also made payments to the Manager in accordance with its letter agreement with the Manager.
For 2016, 2015 and 2014, respectively, the Company incurred approximately $23,388, $16,619 and $11,960 in base management fees under the Management Agreement. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For 2016, 2015 and 2014, respectively, the Company recorded expenses totaling $2,526, $1,421 and $985 related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at December 31, 2016 and December 31, 2015, respectively, is approximately $7,015 and $5,297 for base management fees incurred but not yet paid.
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
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo, reducing its unfunded commitment to Champ LP to €2,802 (or $2,947). Through its interest in Champ LP, as of December 31, 2016, the Company held an indirect ownership interest of approximately 9.34% in BKB. The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB.
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
Increase and Extension of Mezzanine Loan for London, U.K. Pre-development Project
On October 5, 2016, the Company entered into a twelve month extension and increased the Company’s outstanding loan amount through the acquisition of an additional £45,000 (approximately $57,400) of pari passu interests in an existing pre-development mezzanine loan from various funds managed by an affiliate of the Company’s manager, bringing the Company's total outstanding loan balance to £100,000 (approximately $123,400). The pre-development mezzanine loan is for the development of a luxury condominium project in London, England.
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
The Company recognized stock-based compensation expense of $7,090, $4,387 and $1,576 during 2016, 2015 and 2014, respectively, related to restricted stock and RSU vesting.

The following table summarizes the grants, exchanges and forfeitures of restricted common stock and RSUs during 2016, 2015 and 2014:

Type	Date	Restricted Stock	RSUs	Estimate Fair Value on Grant Date ($)	Initial Vesting	Final Vesting
Outstanding at January 1, 2014		208,416	503,750
Canceled upon delivery	January 2014	—	(288,750)	n/a	n/a	n/a
Grant	April 2014	8,931	—	150	July 2014	April 2017
Grant	April 2014	5,000	—	85	July 2014	April 2017
Canceled upon delivery	April 2014	—	(5,000)	n/a	n/a	n/a
Grant	June 2014	—	10,254	169	December 2014	December 2016
Grant	December 2014	51,767	—	855	December 2015	December 2017
Grant	December 2014	—	390,000	6,474	December 2015	December 2017
Grant	January 2015	—	8,000	132	December 2015	December 2017
Forfeiture	January 2015	—	(5,000)	n/a	n/a	n/a
Canceled upon delivery	March 2015	—	(20,000)	n/a	n/a	n/a
Grant	April 2015	15,950	—	275	July 2015	April 2018
Forfeiture	June 2015	—	(3,500)	n/a	n/a	n/a
Grant	July 2015	—	1,631	27	June 2016	June 2018
Forfeiture	August 2015	—	(5,000)	n/a	n/a	n/a
Grant	December 2015	50,000	—	874	December 2016	December 2018
Grant	December 2015	—	656,425	11,461	December 2016	December 2018
Canceled upon delivery	January 2016	—	(318,160)	n/a	n/a	n/a
Forfeiture	January 2016	—	(1,667)	n/a	n/a	n/a
Grant	February 2016	—	47,028	729	(1)	(1)
Grant	March 2016	—	5,095	81	December 2016	December 2017
Grant	April 2016	17,056	—	275	July 2016	April 2019
Forfeiture	June 2016	—	(14,972)	n/a	n/a	n/a
Canceled upon delivery	July 2016	—	(543)	n/a	n/a	n/a
Forfeiture	July 2016	—	(12,792)	n/a	n/a	n/a
Grant	July 2016	—	1,528	25	September 2016	September 2016
Forfeiture	August 2016	—	(15,642)	n/a	n/a	n/a
Grant	September 2016	—	6,146	101	October 2016	October 2016
Canceled upon delivery	September 2016	—	(41,281)	n/a	n/a	n/a
Canceled upon delivery	October 2016	—	(30,900)	n/a	n/a	n/a
Canceled upon delivery	November 2016	—	(6,146)	n/a	n/a	n/a
Grant	December 2016	75,000	—	1,251	December 2017	December 2019
Grant	December 2016	—	843,271	14,015	December 2017	December 2019
Outstanding at December 31, 2016		432,120	1,703,775

(1) These awards vest based upon the achievement of certain conditions.

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2016.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
January 2017	5,161	—	5,161
April 2017	5,164	—	5,164
June 2017	—	544	544
July 2017	4,004	—	4,004
October 2017	3,997	—	3,997
December 2017	53,923	603,189	657,112
January 2018	2,749	—	2,749
April 2018	2,755	—	2,755
June 2018	—	544	544
July 2018	1,420	—	1,420
October 2018	1,424	—	1,424
December 2018	41,670	486,037	527,707
January 2019	1,419	—	1,419
April 2019	1,424	—	1,424
December 2019	25,000	281,112	306,112
	150,110	1,371,426	1,521,536

At December 31, 2016, the Company had unrecognized compensation expense of approximately $2,439 and $23,279, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During 2016, 2015 and 2014, respectively, the Company delivered 236,782, 12,763 and 240,277 shares of common stock for 397,030, 20,000 and 283,750 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the consolidated statement of changes in stockholders' equity. The adjustments were $2,626, $122, and $876 in 2016, 2015 and 2014, respectively, and are included as reductions of capital increase related to the Company's equity incentive plan in the consolidated statement of changes in shareholders’ equity.
Note 15 – Stockholders’ Equity
The Company’s authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2016, 91,422,676 shares of common stock were issued and outstanding and there were 3,450,000 shares of 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock") issued and outstanding, 8,000,000 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") issued and outstanding and 6,900,000 shares of 8.00% Fixed-to-Floating Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") issued and outstanding.

Dividends.    During 2016 and 2015, the Company has declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
February 25, 2015	March 31, 2015	April 15, 2015	$0.44
April 28, 2015	June 30, 2015	July 15, 2015	$0.44
July 28, 2015	September 30, 2015	October 15, 2015	$0.44
December 14, 2015	December 31, 2015	January 15, 2016	$0.46
March 15, 2016	March 31, 2016	April 15, 2016	$0.46
June 17, 2016	June 30, 2016	July 15, 2016	$0.46
September 14, 2016	September 30, 2016	October 17, 2016	$0.46
December 12, 2016	December 30, 2016	January 17, 2017	$0.46
During 2016 and 2015, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 16, 2015	March 31, 2015	April 15, 2015	$0.5391
June 9, 2015	June 30, 2015	July 15, 2015	$0.5391
September 9, 2015	September 30, 2015	October 15, 2015	$0.5391
December 14, 2015	December 31, 2015	January 15, 2016	$0.5391
March 15, 2016	March 31, 2016	April 15, 2016	$0.5391
June 17, 2016	June 30, 2016	July 15, 2016	$0.5391
September 14, 2016	September 30, 2016	October 17, 2016	$0.5391
December 12, 2016	December 30, 2016	January 17, 2017	$0.5391
During 2016 and 2015, the Company declared the following dividends on its Series B Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
December 14, 2015	December 31, 2015	January 15, 2016	$0.6333
March 15, 2016	March 31, 2016	April 15, 2016	$0.5000
June 17, 2016	June 30, 2016	July 15, 2016	$0.5000
September 14, 2016	September 30, 2016	October 17, 2016	$0.5000
December 12, 2016	December 30, 2016	January 17, 2017	$0.5000
During 2016 , the Company declared the following dividends on its Series C Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
September 14, 2016	September 30, 2016	October 31, 2016	$0.5000
December 12, 2016	December 30, 2016	January 31, 2017	$0.5000
Common Stock Offerings. During the fourth quarter of 2016, the Company completed a follow-on public offering of 10,500,000 shares of its common stock, at a price of $16.97 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $177,796 after deducting estimated offering expenses payable by the Company.
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
AMTG Merger. In addition, the company issued common and preferred equity in connection with the AMTG Merger as described in "Note 19 - Business Combination."
Note 16 – Commitments and Contingencies

Legal Proceedings. From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.
After the announcement of the execution of the AMTG Merger Agreement, two putative class action lawsuits challenging the proposed First Merger (as defined in the AMTG Merger Agreement), captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City, (the “Court”). A putative class and derivative lawsuit was later filed in the Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants AMTG, the board of directors of AMTG (the “AMTG Board”), ARI, Arrow Merger Sub Inc., Apollo and Athene Holding Ltd. and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to the AMTG stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed First Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene Holding Ltd. are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the First Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016. Defendants’ motions to dismiss have been fully briefed, and oral argument was held on December 8, 2016.
On January 4, 2017, the United States Department of Justice served a Request for Information and Documents (the “Request”) on the Company, in connection with a preliminary investigation into certain aspects of the Company's former residential real estate portfolio, which the Company acquired in connection with the AMTG Merger and subsequently sold in 2016. The Request seeks a range of information in connection with the residential real estate portfolio, including, among other things, information concerning policies, procedures, and practices related to advertising, marketing, identifying, or acquiring residential properties for sale or rent, and various data for all rental and sales contracts executed since January 1, 2012. The Company is cooperating with the Department of Justice and fully complying with the Request.

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
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo, reducing its unfunded commitment to Champ LP to €2,802 (or $2,947).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 9.34% in BKB.
Loan Commitments. As described in "Note 5 - Commercial Mortgage Loans" and "Note 6 - Subordinate Loans," respectively, at December 31, 2016, the Company had $170,365 of unfunded commitments related to its commercial mortgage loan portfolio and subordinate loan portfolio.
Note 17 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$200,996	$200,996	$67,415	$67,415
Restricted cash	62,457	62,457	30,127	30,127
Securities, held-to-maturity	146,352	146,489	153,193	153,230
Commercial first mortgage loans	1,641,856	1,648,896	994,301	999,517
Subordinate loans	1,051,236	1,060,882	931,351	939,545
Borrowings under repurchase agreements	(1,146,566)	(1,146,807)	(925,774)	(925,920)
Convertible senior notes, net	(249,994)	(268,124)	(248,173)	(253,986)
Participations sold	(84,979)	(85,072)	(118,201)	(118,226)
To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The Company’s securities, held-to-maturity, commercial first mortgage loans, subordinate loans, borrowings under repurchase agreements, convertible senior notes and participations sold are carried at amortized cost on the consolidated financial statements and would be classified as Level III in the fair value hierarchy.
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

The table below presents basic and diluted net income per share of common stock using the two-class method for the years ended December 31, 2016, 2015 and 2014:

	For the year ended December 31,
	2016	2015	2014
Numerator:
Net income	$157,876	$103,256	$82,739
Preferred dividends	(30,295)	(11,884)	(7,440)
Net income available to common stockholders	127,581	91,372	75,299
Dividends declared on common stock	(141,236)	(111,864)	(71,089)
Dividends on participating securities	(2,087)	(1,350)	(506)
Net income (loss) attributable to common stockholders	$(15,742)	$(21,842)	$3,704
Denominator:
Basic weighted average shares of common stock outstanding	72,371,374	58,674,046	43,464,255
Diluted weighted average shares of common stock outstanding	73,305,101	59,273,280	43,684,805
Basic and diluted net income (loss) per weighted average share of common stock
Distributable Earnings	$1.96	$1.91	$1.64
Undistributed income (loss)	(0.22)	$(0.37)	$0.08
Basic and diluted net income per share of common stock	$1.74	$1.54	$1.72
For 2016 and 2015, respectively, 933,727 and 599,234 unvested RSUs were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

Note 19 – Business Combination
On August 31, 2016, the Company, pursuant to the terms and conditions of the AMTG Merger Agreement, acquired AMTG for consideration of common stock and preferred stock, as applicable and cash. AMTG merged with and into the Company with the Company continuing as the surviving entity. As a result, all operations of AMTG and its former subsidiaries are consolidated with the operations of the Company. In connection with financing the AMTG Merger, on August 31, 2016, the Company entered into a Loan Agreement (the “Athene Loan Agreement”) with Athene USA Corporation, a subsidiary of Athene Holding Ltd., as lender (“Athene USA”), pursuant to which the Company borrowed $175,000 in order to fund a portion of the Company’s obligations under the AMTG Merger Agreement. The Athene Loan Agreement was repaid in full and terminated on September 1, 2016. On August 31, 2016, pursuant to an Asset Purchase and Sale Agreement, dated February 26, 2016 (as amended, the “Asset Purchase Agreement”) by and among Athene Annuity & Life Assurance Company and Athene Annuity and Life Company (collectively, “Athene Annuity”) and the Company, the Company sold primarily non-agency residential mortgage backed securities previously held by AMTG to Athene Annuity for cash consideration of approximately $1,100,000. Proceeds from the sale were used to repay approximately $804,000 in associated financing, $175,000 to satisfy the Athene Loan Agreement and for general corporate purposes.

As of December 31, 2016, all of the assets acquired from AMTG have been sold. The AMTG Merger provided the Company with the ability to expand the balance sheet in a cost effective and accretive manner at a time when ARI’s management believes there is significant opportunity to deploy capital into commercial real estate debt investments at attractive returns.
The AMTG Merger was accounted for as a business combination in accordance with ASC 805.  The transactions pursuant to the Athene Loan Agreement and the Asset Purchase Agreement were contemporaneous with and contingent on the AMTG Merger, therefore the Company recorded the transaction net. The Company was designated as the accounting acquirer. The total purchase price has been allocated based upon management’s estimates of fair value. The difference between the fair value of net assets of AMTG and the consideration was recorded as a bargain purchase gain.
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
The Company incurred $11,350 of transaction-related expenses related to the AMTG Merger during the year ended December 31, 2016. Transaction-related expenses are comprised primarily of transaction fees and AMTG Merger costs, including legal, finance, consulting, professional fees and other third-party costs.

The following table provides the pro forma consolidated operational data as if the AMTG Merger had occurred on January 1, 2016:

	Twelve Months Ended	Twelve Months Ended
(in thousands, except per share data)	December 31, 2016	December 31, 2015
Total revenue	$349,948	$352,264
Net income attributable to common shareholders	89,877	44,547

Common shares outstanding at December 31, 2016	91,422,676	67,195,252
Net income per common share, basic and diluted	$0.98	$0.66
The pro forma consolidated operational data is based on assumptions and estimates considered appropriate by our management; however, these pro forma results are not necessarily indicative of the results of operations that would have been obtained had the AMTG Merger occurred at the beginning of the period presented, nor do they purport to represent the consolidated results of operations for future periods. The pro forma consolidated operational data do not include the impact of any synergies that may be achieved from the AMTG Merger or any strategies that management may consider in order to continue to efficiently manage operations.

Note 20 – Summarized Quarterly Results (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Net interest income:
Interest income from securities	$8,049	$8,287	$7,607	$8,265	$8,029	$8,293	$3,901	$8,343
Interest income from securities, held-to-maturity	2,896	3,045	2,826	3,349	2,875	2,956	2,872	2,704
Interest income from commercial mortgage loans	21,127	10,094	24,140	11,968	27,460	15,184	30,200	18,846
Interest income from subordinate loans	29,375	18,610	28,067	21,152	32,207	25,445	32,746	25,623
Interest expense	(14,642)	(11,482)	(15,722)	(11,917)	(17,256)	(13,187)	(16,139)	(12,275)
Net interest income	46,805	28,554	46,918	32,817	53,315	38,691	53,580	43,241
Operating expenses:
General and administrative expenses	(8,185)	(2,355)	(4,922)	(2,059)	(8,352)	(2,099)	(3,527)	(2,979)
Management fees to related party	(5,229)	(3,341)	(5,242)	(3,887)	(5,903)	(4,097)	(7,015)	(5,294)
Total operating expenses	(13,414)	(5,696)	(10,164)	(5,946)	(14,255)	(6,196)	(10,542)	(8,273)
Income (loss) from unconsolidated joint venture	68	—	59	384	80	108	(303)	2,972
Interest income from cash balances	2	11	22	6	309	239	760	983
Provision for loan losses	—	—	(15,000)	—	—	—	—	—
Realized loss on sale of securities	—	(443)	—	—	(225)	—	4,059	—
Unrealized gain (loss) on securities	(15,074)	3,409	(11,728)	(2,273)	(9,798)	(6,926)	10,502	(11,618)
Foreign currency gain (loss)	(4,474)	(3,944)	(13,082)	6,169	(4,369)	(3,998)	(7,359)	(3,121)
Bargain purchase gain	—	—	—	—	40,021	—	—	—
Gain (loss) on derivative instruments	4,703	3,622	13,313	(6,499)	4,815	3,929	8,329	3,054
Net income	18,616	25,513	10,338	24,658	69,893	25,847	59,026	27,238
Preferred dividends	(5,815)	(1,860)	(5,860)	(1,860)	(9,310)	(2,304)	(9,310)	(5,860)
Net income available to common stockholders	$12,801	$23,653	$4,478	$22,798	60,583	$23,543	$49,716	$21,378
Basic and diluted net income per share of common stock	$0.18	$0.47	$0.06	$0.39	$0.83	$0.39	$0.60	$0.32
Basic weighted average shares of common stock outstanding	67,385,191	49,563,822	67,402,311	58,429,155	71,919,549	59,355,613	82,670,237	67,146,882
Diluted weighted average shares of common stock outstanding	68,327,718	50,171,687	68,374,557	59,022,217	72,861,611	59,934,008	83,548,823	67,754,673
Dividend declared per share of common stock	$0.46	$0.44	$0.46	$0.44	$0.46	$0.44	$0.46	$0.46
Note 21 – Subsequent Events
Investment activity.  Subsequent to year end, the Company closed approximately $193,500 of commercial real estate debt investments, $190,300 of which were funded. In addition the Company funded approximately $67,700 for previously closed loans.
Loan Repayments. Subsequent to year end, the Company received approximately $41,500 from loan repayments.
Management Agreement.  Following a meeting by the Company’s independent directors in February 2017, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.

Schedule IV — Mortgage Loans on Real Estate
December 31, 2016

Property Type	Location	Contractual Interest Rate	Final Extended Maturity Date (1)	Periodic Payment Terms	Face amount of loans	Carrying amount of loans
Commercial mortgage loans
Condo Construction	Maryland	L+15.00%	Apr-17	Interest only	$51,695	$52,476
Vacation Home Portfolio	Various	7.50%	Apr-19	Principal and interest	88,876	88,195
Hotel	Pennsylvania	L+4.55%	May-19	Interest only	34,000	33,987
Mixed Use	Ohio	L+9.00%	May-20	Interest only	165,000	163,987
Multifamily	North Dakota	L+5.90%	Nov-19	Interest only	49,706	39,713
Vacation Home Portfolio	Various US cities	7.00%	Nov-21	Interest only	59,500	59,193
Mixed Use	New York	L+7.00%	Mar-17	Interest only	85,770	86,142
Retail redevelopment	Florida	L+6.00%	Jan-18	Interest only	45,000	45,415
Retail	New York	L+7.00%	Mar-17	Interest only	23,000	23,012
Hotel	New York	L+5.25%	Sept-20	Interest only	108,857	108,768
Retail	New York	L+7.00%	Mar-17	Interest only	5,910	5,921
Hotel	U.S. Virgin Islands	L+4.95%	Jan-21	Interest only	42,000	41,795
Office	Virginia	L+5.15%	Jan-20	Interest only	54,000	53,849
Retail redevelopment	Florida	L+6.25%	Jan-19	Interest only	220,000	218,771
Office	Massachusetts	L+6.25%	Sept-18	Interest only	28,659	28,543
Mixed Use	New York	L+6.00%	Dec-18	Interest only	45,789	45,541
Condo Conversion	New York	L+6.50%	Jun-18	Interest only	41,016	40,825
Hotel	New York	L+6.30%	Aug-21	Interest only	78,140	77,297
Mixed Use	Illinois	L+5.50%	Oct-20	Interest only	129,397	128,271
Retail	New York	L+7.00%	Mar-17	Interest only	7,500	7,489
Data Center	Virginia	8.00%	Aug-19	Interest only	80,000	79,634
Retail	New York	L+5.75%	Dec-18	Interest only	60,300	59,775
Office	New York	L+4.70%	Dec-18	Interest only	105,000	104,005
Mixed Use Pre-development	California	L+6.75%	Dec-20	Interest only	50,000	49,252
Total commercial mortgage loans					$1,659,115	$1,641,856
Subordinate loans (2)
Mixed Use	North Carolina	11.10%	Aug - 22	Interest only	$6,525	$6,525
Office Complex	Missouri	11.75%	Oct - 22	Principal and interest	9,414	9,414
Hotel Portfolio	Missouri	11.00%	Feb - 18	Principal and interest	23,863	23,863
Warehouse Portfolio	Various US cities	11.50%	May - 23	Interest only	32,000	32,000
Office Condo	New York	11.25%	Jul - 22	Interest only	14,000	13,679
Ski Resort	Montana	14.00%	Sept - 20	Interest only	15,000	14,773
Mixed Use	New York	L+10.50%	Dec - 19	Interest only	99,581	99,660
Senior Housing	United Kingdom	3ML+8.25%	Dec - 19	Principal and interest	41,693	41,693
Hotel	California	10.40%	Jan-20	Interest only	20,000	20,000

Multifamily Portfolio	Florida	L+11.50%	May-20	Interest only	22,000	21,967
Multifamily Portfolio	Florida	L+11.50%	May-20	Interest only	15,500	15,477
Mixed Use	Various US	L+9.05%	May-20	Interest only	45,000	45,174
Hotel	Arizona	11.50%	Jul-25	Interest only	25,000	25,000
Hotel	Washington, DC	L+9.60%	Jul-19	Interest only	20,000	19,978
Condo Development	New York	L+12.75%	Jul-20	Interest only	56,925	56,693
Condo Conversion	New York	L+12.25%	Aug-20	Interest only	59,636	59,442
Mixed Use	New York	L+10.00%	Oct-19	Interest only	30,000	29,926
Hotel	New York	L+5.25%	Sept-20	Interest only	7,573	7,513
Destination Resort	Various US cities	L+8.90%	May-22	Interest only	75,000	72,877
Multifamily	New York	L+10.50%	May-19	Interest only	55,000	54,775
Hotel	New York	L+12.00%	Mar-17	Interest only	50,000	50,228
Condo Pre-development	United Kingdom	3ML+12.50%	Dec-17	Interest only	123,400	123,400
Multifamily	North Dakota	L+5.90%	Nov-19	Interest only	5,000	—
Condo Conversion	New York	L+10.75%	Jul-20	Interest only	48,944	48,399
Healthcare Portfolio	Various US	L+10.00%	Oct-21	Interest only	130,000	128,856
Mixed Use	New York	L+12.00%	Oct-20	Interest only	30,175	29,924
Total subordinate loans					$1,061,229	$1,051,236
Total					$2,720,344	$2,693,092	(3)

(1)	Assumes all extension options are exercised.

(2)	Subject to prior liens.

(3)	The aggregate cost for federal income tax purposes is $2,708,092.

The following table summarizes the changes in the carrying amounts of mortgage loans during 2016 and 2015.
Reconciliation of Carrying Amount of Loans

	2016	2015
Balance at beginning of year	$1,925,652	$1,019,702
Funding of loans	1,127,039	1,366,062
Sales	—	(136,573)
Collections of principal	(331,189)	(348,516)
Participation sold	(24,051)
Discount accretion	13,656	9,096
Provision for loan losses	(15,000)	—
Foreign currency loss	(33,383)	(6,116)
Payment-in-kind	30,368	21,997
Balance at the close of year	$2,693,092	$1,925,652

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, the Company’s management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 60 of this annual report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement relating to its annual meeting of stockholders to be held on or about May 11, 2017 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2016.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 11.	Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 14.	Principal Accountant Fees and Services.
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

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

(2)	Financial Statement Schedule:
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2016.

(3)	Exhibits Files:

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

4.5
Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 21, 2014 (File No.: 001-34452).

4.6
First Supplemental Indenture, dated as of March 17, 2014, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 5.50% Convertible Senior Note due 2019), incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on March 21, 2014 (File No.: 001-34452).

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

10.10
Stock Purchase Agreement, dated as of February 26, 2016, by and between Apollo Commercial Real Estate Finance, Inc. and Athene USA Corporation, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on February 26, 2016 (File No.: 001-34452).

10.11
Commitment Letter, dated as of February 26, 2016, by and among Athene USA Corporation, Apollo Commercial Real Estate Finance, Inc. and Arrow Merger Sub, Inc., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 26, 2016 (File No.: 001-34452).

10.12
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

Apollo Commercial Real Estate Finance, Inc.

February 28, 2017	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2017	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein President, Chief Executive Officer and Director (Principal Executive Officer)

February 28, 2017	By:	/s/ Jai Agarwal
Jai Agarwal Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

February 28, 2017	By:	/s/ Jeffrey M. Gault
Jeffrey M. Gault Director

February 28, 2017	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 28, 2017	By:	/s/ Robert A. Kasdin
Robert A. Kasdin Director

February 28, 2017	By:	/s/ Eric L. Press
Eric L. Press Director

February 28, 2017	By:	/s/ Scott S. Prince
Scott S. Prince Director

February 28, 2017	By:	/s/ Michael E. Salvati
Michael E. Salvati Director