Form 10-Q
period 2017-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2017-05-02
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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
__________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
As of May 1, 2017, there were 91,635,973 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	March 31, 2017	December 31, 2016
Assets:
Cash	$142,905	$200,996
Restricted cash	54,702	62,457
Securities, at estimated fair value	261,841	331,076
Securities, held-to-maturity	145,780	146,352
Commercial mortgage loans, held for investment	1,955,816	1,641,856
Subordinate loans, held for investment	1,195,570	1,051,236
Investment in unconsolidated joint venture	23,538	22,103
Derivative assets, net	3,009	5,906
Interest receivable	22,297	19,281
Other assets	3,107	1,714
Total Assets	$3,808,565	$3,482,977
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements (net of deferred financing costs of $9,954 and $6,763 in 2017 and 2016, respectively)	$1,477,281	$1,139,803
Convertible senior notes, net	250,468	249,994
Participations sold	84,647	84,979
Accounts payable and accrued expenses	8,652	17,681
Payable to related party	7,432	7,015
Dividends payable	51,109	51,278
Total Liabilities	1,879,589	1,550,750
Commitments and Contingencies (see Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A preferred stock, 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference) in 2017 and 2016	35	35
Series B preferred stock, 8,000,000 shares issued and outstanding ($200,000 aggregate liquidation preference) in 2017 and 2016	80	80
Series C preferred stock, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference) in 2017 and 2016	69	69
Common stock, $0.01 par value, 450,000,000 shares authorized, 91,621,274 and 91,422,676 shares issued and outstanding in 2017 and 2016, respectively	916	914
Additional paid-in-capital	1,984,471	1,983,010
Accumulated deficit	(53,035)	(48,070)
Accumulated other comprehensive loss	(3,560)	(3,811)
Total Stockholders’ Equity	1,928,976	1,932,227
Total Liabilities and Stockholders’ Equity	$3,808,565	$3,482,977

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended March 31,
	2017	2016
Net interest income:
Interest income from securities	$3,256	$8,049
Interest income from securities, held to maturity	2,798	2,896
Interest income from commercial mortgage loans	34,398	21,127
Interest income from subordinate loans	34,390	29,375
Interest expense	(17,030)	(14,642)
Net interest income	57,812	46,805
Operating expenses:
General and administrative expenses (includes $3,791 and $1,668 of equity based compensation in 2017 and 2016, respectively)	(5,758)	(8,185)
Management fees to related party	(7,432)	(5,229)
Total operating expenses	(13,190)	(13,414)
Income from unconsolidated joint venture	458	68
Interest income from cash balances	108	2
Realized loss on sale of assets	(1,042)	—
Unrealized gain (loss) on securities	2,852	(15,074)
Foreign currency gain (loss)	3,172	(4,474)
Gain (loss) on derivative instruments (includes unrealized gains(losses) of ($2,889) in 2017 and $(1,380) in 2016, respectively)	(3,045)	4,703
Net income	47,125	18,616
Preferred dividends	$(9,310)	$(5,815)
Net income available to common stockholders	37,815	12,801
Basic and diluted net income per share of common stock	$0.41	$0.18
Basic weighted average shares of common stock outstanding	91,612,447	67,385,191
Diluted weighted average shares of common stock outstanding	92,998,250	68,327,718
Dividend declared per share of common stock	$0.46	$0.46

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2017	2016
Net income available to common stockholders	$37,815	$12,801
Change in net unrealized gain (loss) on securities available-for-sale	—	—
Foreign currency translation adjustment	251	918
Comprehensive income	$38,066	$13,719

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Shares	Par	Shares	Par				Total
Balance at January 1, 2017	18,350,000	$184	91,422,676	$914	$1,983,010	$(48,070)	$(3,811)	$1,932,227
Capital increase related to Equity Incentive Plan	—		198,598	2	1,461			1,463
Issuance of restricted common stock	—	—			—	—	—	—
Offering costs	—							—
Net income	—					47,125		47,125
Change in other comprehensive loss	—					—	251	251
Dividends on common stock	—					(42,780)		(42,780)
Dividends on preferred stock	—					(9,310)		(9,310)
Balance at March 31, 2017	18,350,000	$184	91,621,274	$916	$1,984,471	$(53,035)	$(3,560)	$1,928,976

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash flows provided by operating activities:
Net income	$47,125	$18,616
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK interest	(3,517)	(1,983)
Amortization of deferred financing costs	1,203	907
Equity-based compensation	1,461	(680)
Unrealized (gain) loss on securities	(2,852)	15,074
Income (loss) from unconsolidated joint venture	(458)	(68)
Foreign currency (gain) loss	(2,808)	4,517
Realized (gain) loss on derivative instruments	156	(6,083)
Unrealized loss on derivative instruments	2,897	1,380
Realized (gain) loss on sale of security	1,042	—
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(10,871)	(16,717)
Other assets	(55)	183
Accounts payable and accrued expenses	(8,011)	(1,480)
Payable to related party	418	(68)
Net cash provided by operating activities	25,730	13,598
Cash flows used in investing activities:
Funding of commercial mortgage loans, net of fees received	(314,293)	(178,574)
Funding of subordinate loans, net of fees received	(171,695)	(27,600)
Funding of unconsolidated joint venture	(726)	—
Funding of other assets	(1,379)	—
Proceeds (Payments) on settlements of derivative instruments	(156)	6,083
Increase in collateral held related to derivative contracts	(960)	870
Decrease in restricted cash	7,754	—
Proceeds from sale of securities	69,248	—
Principal payments received on securities available-for-sale	—	(25,653)
Principal payments received on securities	35	6,344
Principal payments received on securities, held-to-maturity	750	750
Principal payments received on commercial mortgage loans	6,337	14,824
Principal payments received on subordinate loans	37,738	19,829
Principal payments received on other assets	—	30
Net cash used in investing activities	(367,347)	(183,097)
Cash flows from financing activities:
Repurchase of common stock	—	—
Payment of offering costs	(58)	(43)
Proceeds from repurchase agreement borrowings	407,955	230,425
Repayments of repurchase agreement borrowings	(67,286)	(64,883)
Repayments of participations sold	(434)	(507)
Payment of deferred financing costs	(4,394)	(1,205)
Dividends on common stock	(42,947)	(31,742)
Dividends on preferred stock	(9,310)	(6,926)
Net cash provided by financing activities	283,526	125,119
Net decrease in cash and cash equivalents	(58,091)	(44,380)
Cash and cash equivalents, beginning of period	200,996	67,415
Cash and cash equivalents, end of period	$142,905	$23,035
Supplemental disclosure of cash flow information:
Interest paid	$18,965	$17,589
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	$51,109	$36,421
Offering costs payable	$222	223

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands—except share and per share data)
Note 1 – Organization
Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a corporation that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, commercial mortgage-backed securities (“CMBS”) and other commercial real estate-related debt investments in the United States. These asset classes are referred to as the Company’s target assets.
The Company, organized in Maryland on June 29, 2009, commenced operations on September 29, 2009 and is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”).
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. The Company's results of operations for the quarterly period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period.
On August 31, 2016, the Company, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated February 26, 2016 (as amended, the “AMTG Merger Agreement”) acquired Apollo Residential Mortgage, Inc. (“AMTG”). AMTG merged with and into the Company (the “AMTG Merger”) with the Company continuing as the surviving entity. As a result, all operations of AMTG and its former subsidiaries are consolidated with the operations of the Company. As of December 31, 2016 all assets acquired from AMTG were sold.
Under Financial Accounting Standards Board (the “FASB”) ASC Topic 805, “Business Combinations”, or ASC 805, the acquirer in a business combination must recognize, with certain exceptions, the fair values of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. We applied the provisions of ASC 805 in accounting for the Company's acquisition of AMTG. In doing so, we recorded provisional amounts for certain items as of the date of the acquisition, including the fair value of certain assets and liabilities. During the measurement period, a period which shall not exceed one year, the Company retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of such date that, if known, would have affected the measurement of the amounts recognized. See further discussion in "Note 17 - Business Combination."
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
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The adoption of ASU 2014-15 did not have a material impact on the Company's condensed consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The Company adopted ASU 2016-15 in the third quarter of 2016 and its adoption did not have a material impact on the Company's condensed consolidated financial statements
In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Upon the adoption of the new guidance, the Company will change the presentation of restricted cash in the Company's condensed consolidated statement of cash flows to conform to the new requirements.
Note 3 – Fair Value Disclosure
GAAP establishes a hierarchy of valuation techniques based on observable inputs utilized in measuring financial instruments at fair values. Market based or observable inputs are the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy as noted in ASC 820, Fair Value Measurements and Disclosures, are described below:
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
The estimated fair value of the Company's CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. The Company believes that these dealers who are usually market makers in these securities utilize various valuation techniques and inputs including, but not limited to, observable trades, discounted cash flow, market yield and duration to price these securities. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information. The estimated fair values of the Company’s securities are based on observable market parameters and are classified as Level II in the fair value hierarchy. In accordance with GAAP, the Company elects the fair value option for these securities at the date of purchase in order to allow the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings in order to reflect the performance of the investment in a timely manner.
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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of March 31, 2017 and December 31, 2016:

	Fair Value as of March 31, 2017				Fair Value as of December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Fair Value Option)	$—	$261,841	$—	$261,841	$—	$331,076	$—	$331,076
Derivative instruments	—	3,009	—	3,009	—	5,906	—	5,906
Total	$—	$264,850	$—	$264,850	$—	$336,982	$—	$336,982

Note 4 – Securities
At March 31, 2017, all of the Company's CMBS (Fair Value Option) were pledged to secure borrowings under the Company’s master repurchase agreements with UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). See "Note 7 - Borrowings Under Repurchase Agreements" for further information regarding these facilities.

CMBS (Held-to-Maturity) represents a loan the Company closed during May 2014 that was subsequently contributed to a securitization during August 2014. During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. The property consists of 442 hotel rooms, 114 timeshare units, two casinos and approximately 131,500 square feet of retail space. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation. The Company evaluated this transaction and concluded due to its continuing involvement, the transaction should not be accounted for as a sale. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation. The whole loan has a three-year term with two one-year extension options and an appraised loan-to-value ("LTV") of approximately 60%.
The amortized cost and estimated fair value of the Company’s debt securities at March 31, 2017 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	$304,768	$296,159	$1,833	$(36,151)	$261,841
CMBS (Held-to-Maturity)	145,780	145,780	—	—	145,780
Total	$450,548	$441,939	$1,833	$(36,151)	$407,621
During the three months ended March 31, 2017, the Company sold CMBS resulting in a net realized loss of $1,001.
The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2016 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	$375,861	$368,247	$292	$(37,463)	$331,076
CMBS (Held-to-Maturity)	146,530	146,352	—	—	146,352
Total	$522,391	$514,599	$292	$(37,463)	$477,428
During 2016, the Company sold CMBS resulting in a net realized loss of $1,470.
The overall statistics for the Company’s CMBS (Fair Value Option) calculated on a weighted average basis as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Credit Ratings *	B-NR	B+-NR
Coupon	5.9%	5.9%
Yield	4.3%	6.0%
Weighted Average Life	2.4 years	2.5 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.
The percentage vintage, property type and location of the collateral securing the Company's CMBS (Fair Value Option) calculated on a weighted average basis as of March 31, 2017 and December 31, 2016 are as follows:

Vintage	March 31, 2017	December 31, 2016
2005	2.5%	2.0%
2006	14.9	12.1
2007	67.4	73.5
2008	15.2	12.4
Total	100.0%	100.0%

Property Type	March 31, 2017	December 31, 2016
Office	31.7%	34.6%
Retail	32.5	29.0
Multifamily	11.3	12.4
Other (1)	24.5	24.0
Total	100.0%	100.0%
 (1)    No other individual category comprises more than 10% of the total.

Location	March 31, 2017	December 31, 2016
South Atlantic	26.7%	23.8%
Middle Atlantic	15.7	16.7
Pacific	13.9	15.3
East North Central	12.1	10.8
Other (1)	31.6	33.4
Total	100.0%	100.0%
 (1)    No other individual category comprises more than 10% of the total.
Note 5 – Loans, Held for Investment
The Company’s loans receivable are comprised of the following:

Loan Type	March 31, 2017	December 31, 2016
Commercial mortgage loans, held for investment, net	$1,955,816	$1,641,856
Subordinate loans, held for investment, net	1,195,570	1,051,236
Total loans, held for investment, net	$3,151,386	$2,693,092

Activity relating to our loans, held for investment portfolio was as follows:

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss	Carrying Value
December 31, 2016	2,720,344	(12,252)	(15,000)	2,693,092
Loan fundings	492,282	—	—	492,282
Loan repayments	(44,075)	—	—	(44,075)
Unrealized gain (loss) on foreign currency translation	2,808	—	—	2,808
Deferred fees and other items (1)	—	(6,294)	—	(6,294)
Amortization of fees and other items (1)	7,854	5,718	—	13,573
March 31, 2017	3,179,213	(12,828)	(15,000)	3,151,386

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

The following table details overall statistics for our loans receivable portfolio:

	March 31, 2017	December 31, 2016
Number of loans	51	45
Principal balance	$3,179,213	$2,720,344
Carrying value	$3,151,386	$2,693,092
Unfunded loan commitments (1)	$121,470	$170,365
Weighted-average cash coupon (2)	8.82%	8.88%

(1)
Unfunded loan commitments are primarily funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)	For floating rate loans, assumes one-month LIBOR of 0.98% and 0.77%, as of March 31, 2017 and December 31, 2016, respectively.

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio:

	March 31, 2017		December 31, 2016
Property Type	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Hotel	$694,045	22.0%	$408,428	15.2%
Residential - for sale	522,707	16.6%	469,997	17.5%
Urban Retail Predevelopment	498,830	15.8%	491,187	18.2%
Office	256,177	8.1%	255,031	9.5%
Residential Rental	270,912	8.6%	309,243	11.5%
Mixed Use	252,132	8.0%	134,797	4.9%
Retail Center	240,296	7.6%	209,401	7.8%
Healthcare	171,306	5.5%	170,549	6.3%
Industrial	156,941	5.0%	156,809	5.8%
Other	88,040	2.8%	87,650	3.3%
	$3,151,386	100%	$2,693,092	100%

	March 31, 2017		December 31, 2016
Geographic Location	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
New York City	$1,232,256	39.1%	$1,034,303	38.4%
Midwest	505,769	16.0%	405,992	15.1%
Southeast	490,354	15.6%	332,276	12.3%
International (U.K.)	246,820	7.8%	244,756	9.1%
West	197,068	6.3%	219,664	8.2%
Mid Atlantic	261,076	8.3%	263,717	9.8%
Southwest	79,636	2.5%	54,614	2%
Northeast	138,407	4.4%	137,770	5.1%
Total	$3,151,386	100%	$2,693,092	100%

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

During 2016, the Company recorded a loan loss provision of $10,000 on a multifamily commercial mortgage loan and $5,000 on a multifamily subordinate loan secured by a multifamily property located in Williston, ND. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value are the terminal capitalization rate and discount rate which were 11% and 10%, respectively. As of March 31, 2017 and December 31, 2016, the aggregate loan loss provision was $10,000 and $5,000 for commercial mortgage loan and subordinate loan, respectively. The Company has ceased accruing payment in kind ("PIK") interest associated with the loan.
Note 6 – Unconsolidated Joint Venture
In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ L.P. (“Champ LP”) following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in Bremer Kreditbank AG ("BKB"). The Company acquired its ownership interest in Champ LP for an initial purchase price paid at closing of approximately €30,724 (or $39,477). The Company committed to invest up to approximately €38,000 (or $50,000). The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of Champ LP. Champ LP together with certain unaffiliated third party investors, in aggregate, own 100% of BKB.
BKB specializes in corporate banking and financial services for medium-sized German companies. It also provides professional real estate financing, acquisition finance, institutional asset management and private wealth management services for German high-net-worth individuals.
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an investment fund managed by Apollo for €16,314 (or $20,794) (of which $2,614 related to foreign exchange losses which were previously included in accumulated other comprehensive loss). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo, reducing its unfunded commitment to Champ LP to €2,802 (or $2,985). Through its interest in Champ LP, as of March 31, 2017, the Company held an indirect ownership interest of approximately 9.34% in BKB.
The Company evaluated Champ LP to determine if it met the definition of a variable interest entity ("VIE") in accordance with ASC 810, Consolidation. The Company determined that Champ LP met the definition of a VIE, however, the Company was not the primary beneficiary; therefore, the Company is not required to consolidate the assets and liabilities of the partnership in accordance with the authoritative guidance. Additionally, Champ LP is an Investment Company under GAAP, and is therefore reflected at fair value. The Company's investment in Champ LP is accounted for as an equity method investment and therefore the Company records its proportionate share of the net asset value in accordance with ASC 323, Investments - Equity Method and Joint Ventures.

Note 7 – Borrowings Under Repurchase Agreements
At March 31, 2017 and December 31, 2016, the Company’s borrowings had the following outstanding balances, maturities and weighted average interest rates:

	March 31, 2017				December 31, 2016
Lender	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)
JPMorgan Facility (3)	$1,118,000	$894,031	March 2020	L+2.27%	$943,000	$657,452	January 2019	L+2.25%
DB Repurchase Facility (4)	355,200	308,730	September 2019	L+2.57%	300,000	137,355	September 2019	L+2.66%
Goldman Loan	N/A	39,001	April 2019	L+3.50%	N/A	40,657	April 2019	L+3.50%
Sub-total		1,241,762		L+2.38%		835,464		L+2.38%

UBS Facility	N/A	100,798	September 2018	2.77%	N/A	133,899	September 2018	2.79%
DB Facility (5)	N/A	144,675	April 2018	3.59%	N/A	177,203	April 2018	3.63%
Sub-total		245,473		3.25%		311,102		3.27%

less: deferred financing costs		(9,954)				(6,763)
Total / Weighted Average		$1,477,281		3.35%		$1,139,803		3.18%

(1) Maturity date assumes all extensions are exercised.
(2) Assumes one-month LIBOR was 0.98% and 0.77% as of March 31, 2017 and December 31, 2016, respectively.
(3) As of March 31, 2017, the Company's master repurchase agreement with JPMorgan Chase Bank, National Association
(the "JPMorgan Facility") provided for maximum total borrowings comprised of the $975,000 repurchase facility and a $143,000 asset specific financing.
(4) As of March 31, 2017, the Company's master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (the "DB Repurchase Facility") provided for maximum total borrowings comprised of the $300,000 repurchase facility and a $55,200 asset specific financing.
(5) Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.

At March 31, 2017, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$29,251	$864,780	$—	$—	$894,031
DB Repurchase Facility	—	308,730	—	—	308,730
Goldman Loan	5,290	33,711	—	—	39,001
UBS Facility	100,798	—	—	—	100,798
DB Facility	1,540	143,135	—	—	144,675
Total	$136,879	$1,350,356	$—	$—	$1,487,235
At March 31, 2017, the Company’s collateralized financings were comprised of borrowings outstanding under the JPMorgan Facility, the DB Repurchase Facility, the Company's repurchase agreement with Goldman Sachs Bank USA (the" Goldman Loan"), the UBS Facility and the DB Facility. The table below summarizes the outstanding balances at March 31, 2017, as well as the maximum and average month-end balances for the three months ended March 31, 2017 for the Company's borrowings under repurchase agreements.

		For the three months ended March 31, 2017
	Balance at March 31, 2017	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility borrowings	$894,031	$894,031	$767,774
DB Repurchase Facility	308,730	308,730	223,012
Goldman Loan	39,001	40,657	39,976
UBS Facility borrowings	100,798	133,899	125,623
DB Facility borrowings	144,675	157,500	149,257
Total	$1,487,235
JPMorgan Facility
On March 31, 2017, the Company, through two indirect wholly owned subsidiaries, amended and restated the JPMorgan Facility, which currently provides for maximum total borrowings of $1,118,000, comprised of the $975,000 repurchase facility and a $143,000 asset specific financing, and a term expiring in March 2019 plus a one-year extension option available at the Company's option, subject to certain conditions. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of March 31, 2017, the Company had $894,031 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.
DB Repurchase Facility
On September 29, 2016, the Company, through indirect wholly-owned subsidiaries, entered into the DB Repurchase Facility to provide up to $355,200 of advances comprised of the $300,000 repurchase facility and a $55,200 asset specific financing in connection with financing first mortgage loans secured by real estate. The DB Repurchase Facility matures in March 2018 with two one-year extension options available at the Company's option, subject to certain conditions, and accrues interest at per annum pricing equal to the sum of one-month LIBOR plus an applicable spread. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a guarantee of the obligations its indirect wholly-owned subsidiaries under this facility.
As of March 31, 2017, the Company had $308,730 borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.
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
As of March 31, 2017, the Company had $39,001 of borrowings outstanding under the Goldman Loan secured by one commercial mortgage loan held by the Company.
UBS Facility
In September 2013, the Company, through an indirect wholly-owned subsidiary, entered into the UBS Facility, which currently provides that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS

Facility matures in September 2017, with a one-year extension available at the Company's option, subject to certain conditions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month U.S. dollar LIBOR. The Company borrows 100% of the estimated fair value of the collateral pledged and posts margin equal to 22.5% of that borrowing amount in cash. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. Additionally, depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000 and a maximum total debt to consolidated tangible net worth covenant (3:1). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility.
As of March 31, 2017, the Company had $100,798 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
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
Additionally, the undrawn amount is subject to a 1.8% non-use fee. The DB Facility contains customary terms and conditions for facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
As of March 31, 2017, the Company had $144,675 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
The Company was in compliance with the financial covenants under its borrowing agreements at March 31, 2017 and December 31, 2016.
Note 8 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At March 31, 2017, the March 2019 Notes had a carrying value of $141,768 and an unamortized discount of $1,982.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes," and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,615. At March 31, 2017, the August 2019 Notes had a carrying value of $108,700 and an unamortized discount of $2,300.
The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	56.9391	3/15/2019	1.96 years
August 2019 Notes	$111,000	5.50%	6.50%	56.9391	3/15/2019	1.96 years

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

The Company may not redeem the 2019 Notes prior to maturity. The sale price of the Company's common stock on March 31, 2017 of $18.81 was greater than the per share conversion price of the 2019 Notes. The Company has the intent and ability to settle the 2019 Notes in cash and, as a result, the 2019 Notes did not have any impact on the Company's diluted earnings per share.
In accordance with ASC 470 the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $11,445 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2017. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $3,503 and $3,503 for the three months ended March 31, 2017 and 2016, respectively. With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $900 and $876 for the three months ended March 31, 2017 and 2016, respectively.

Note 9 – Participations Sold
Participations sold represent the interests in loans the Company originated and subsequently partially sold. The Company presents the participations sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to ASC 860, Transfers and Servicing. The income earned on the participation sold is recorded as interest income and an identical amount is recorded as interest expense on the Company's condensed consolidated statements of operations.
During January 2015, the Company closed a £34,519 (or $51,996) floating-rate mezzanine loan secured by a portfolio of 44 senior housing facilities located throughout the United Kingdom. During February 2015, the Company closed an additional £20,000 (or $30,672) and participated that balance to an investment fund affiliated with Apollo. During December 2016, the Company qualified for sale accounting with respect to the previous participation sold that was converted to a discrete financial instrument, and therefore deconsolidated the participation sold.
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation and classified it as CMBS (Held-to-Maturity) on its condensed consolidated financial statements. At March 31, 2017, the participation had a face amount of $84,647, a carrying amount of $84,647 and a cash coupon of LIBOR plus 440 basis points.
Note 10 – Derivative Instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.
The Company has entered into a series of forward contracts to sell an amount of foreign currency (British pound ("GBP")) for an agreed upon amount of U.S. dollars at various dates through March 2018. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by the Company related to foreign denominated loan investments.

The following table summarizes the Company's non-designated foreign exchange (“Fx”) forwards as of March 31, 2017:

Type of Derivative	March 31, 2017
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	13	161,061	GBP	June 2017- March 2018

The following table summarizes the Company's non-designated Fx forwards as of December 31, 2016:

Type of Derivative	December 31, 2016
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	11	148,310	GBP	January 2017- December 2017
The Company has not designated any of its derivative instruments as hedges as defined in ASC 815, Derivatives and Hedging and, therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to the Company’s derivative instruments for the three months ended March 31, 2017 and 2016.

		Three months ended March 31,
	Location of Loss Recognized in Income	2017	2016
Forward currency contract	(Loss) on derivative instruments - unrealized	$(2,883)	$(1,310)
Forward currency contract	Gain (loss) on derivative instruments - realized	(156)	6,083
Interest rate caps (1)	(Loss) on derivative instruments - unrealized	(6)	(70)
Total		$(3,045)	$4,703

(1)	With a notional amount of $44,153 and $48,722 at March 31, 2017 and 2016, respectively.
The following table summarizes the gross asset amounts related to the Company's derivative instruments at March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in Condensed the Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Interest rate caps	$9	$—	$9	$23	$—	$23
Forward currency contract	4,144	(1,144)	3,000	5,883	—	5,883
Total derivative instruments	$4,153	$(1,144)	$3,009	$5,906	$—	$5,906

Note 11 – Related Party Transactions
AMTG Merger
As fully described in "Note 17- Business Combination", in August 2016, the Company acquired AMTG, an entity managed by an affiliate of Apollo.
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
The current term of the Management Agreement expires on September 29, 2018 and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by the Company’s independent directors in February 2017, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to seek termination of the Management Agreement.
For the three months ended March 31, 2017 and 2016, the Company incurred approximately $7,432 and $5,229, respectively, in base management fees under the Management Agreement. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three months ended March 31, 2017 and 2016, the Company paid expenses totaling $117 and $798, respectively, related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the condensed consolidated balance sheet at March 31, 2017 and December 31, 2016, respectively, are approximately $7,432 and $7,015 for base management fees incurred but not yet paid under the Management Agreement.
Concurrently with the execution of the AMTG Merger Agreement, the Company entered into a Letter Agreement with the Manager, pursuant to which the Manager agreed to perform such services and activities as may be necessary to enable the Company to consummate the AMTG Merger. In consideration of the services provided by the Manager in connection with the AMTG Merger and the process leading to the AMTG Merger, the Company paid the Manager an aggregate amount of $500,000, in monthly installments of $150,000 payable on the first of each calendar month between the execution of the Merger Agreement and the closing of the AMTG Merger.
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
In January 2015, the Company funded an additional investment of €3,331 (or $3,929) related to its investment in Champ LP. In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo, reducing its unfunded commitment to Champ LP to €2,802 (or $2,985).  Through its interest in Champ LP, as of March 31, 2017, the Company, held an indirect ownership interest of approximately 9.34% in BKB.  The Company together with certain other affiliated investors and unaffiliated third party investors, in aggregate, own 100% of BKB.

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
The Company recognized stock-based compensation expense of $3,791 and $1,668 for the three months ended March 31, 2017 and March 31, 2016, respectively, related to restricted common stock and RSU vesting. The following table summarizes the activity related to restricted common stock and RSUs during the three months ended March 31, 2017:

Type	Date	Restricted Stock	RSUs	Estimated Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at December 31, 2016		432,120	1,703,775
Cancelled upon delivery	January 2017	—	(332,349)	n/a	n/a	n/a
Forfeiture	March 2017	—	(1,971)	n/a	n/a	n/a
Outstanding at March 31, 2017		432,120	1,369,455

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2017.

Vesting Date	Shares Vesting	RSU Vesting	Total Awards
April 2017	$5,164	$—	$5,164
June 2017	—	544	544
July 2017	4,004	—	4,004
October 2017	3,997	—	3,997
December 2017	53,923	603,189	657,112
January 2018	2,749	—	2,749
April 2018	2,755	—	2,755
June 2018	—	544	544
July 2018	1,420	—	1,420
October 2018	1,424	—	1,424
December 2018	41,670	484,066	525,736
January 2019	1,419	—	1,419
April 2019	1,424	—	1,424
December 2019	25,000	281,112	306,112
	144,949	1,369,455	1,514,404

At March 31, 2017, the Company had unrecognized compensation expense of approximately $2,128 and $23,539, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the three months ended March 31, 2017, the Company delivered 198,598 shares of common stock for 332,349 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $2,330 for the three months ended March 31, 2017, and is included as a reduction of capital increase related to the Company's equity incentive plan in the condensed consolidated statement of changes in stockholders’ equity.

Note 13 – Stockholders’ Equity
The Company's authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2017, 91,621,274 shares of common stock were issued and outstanding and there were 3,450,000 shares of 8.625% Series A Cumulative Redeemable Perpetual Preferred
Stock ("Series A Preferred Stock") issued and outstanding, 8,000,000 shares of 8.00% Fixed-to-Floating Series B Cumulative
Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") issued and outstanding and 6,900,000 shares of 8.00%
Fixed-to-Floating Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") issued and outstanding.
Dividends. During 2017, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 14, 2017	March 31, 2017	April 17, 2017	$0.46

During 2017, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Per Share
March 14, 2017	March 31, 2017	April 17, 2017	$0.5391
During 2017, the Company declared the following dividends on its Series B Preferred Stock:

Declaration Date	Record Date	Payment Date	Per Share
March 14, 2017	March 31, 2017	April 17, 2017	$0.5000

During 2017, the Company declared the following dividends on its Series C Preferred Stock:

Declaration Date	Record Date	Payment Date	Per Share
March 14, 2017	March 31, 2017	April 28, 2017	$0.5000

Common Stock Offerings. During the fourth quarter of 2016, the Company completed a follow-on public offering of 10,500,000 shares of its common stock, at a price of $16.97 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $177,796 after deducting estimated offering expenses payable by the Company.

AMTG Merger. In addition, in 2016 the Company issued common and preferred equity in connection with the AMTG Merger as described in "Note 17 - Business Combination."

Note 14 – Commitments and Contingencies

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

Bremer Kreditbank AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that agreed to acquire a minority participation in BKB. The Company committed to invest up to approximately €38,000 (or $50,000), representing approximately 21% of the ownership in BKB. In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in BKB.
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo, reducing its unfunded commitment to Champ LP to €2,802 or ($2,985).  Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 9.34% in BKB.
Loan Commitments. As described in "Note 5 - Loans, Held for Investment", at March 31, 2017, the Company had $121,470 of unfunded commitments related to its commercial mortgage loan portfolio and subordinate loan portfolio.
Note 15 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the condensed consolidated balance sheet at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$142,905	$142,905	$200,996	$200,996
Restricted cash	54,702	54,702	62,457	62,457
Securities, held-to-maturity	145,780	146,026	146,352	146,489
Commercial mortgage loans	1,955,816	1,953,073	1,641,856	1,648,896
Subordinate loans	1,195,570	1,199,865	1,051,236	1,060,882
Borrowings under repurchase agreements	(1,487,235)	(1,485,831)	(1,146,566)	(1,146,807)
Convertible senior notes, net	(250,468)	(274,262)	(249,994)	(268,124)
Participations sold	(84,647)	(84,811)	(84,979)	(85,072)
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
Note 16 – Net Income per Share

ASC 260, Earnings per share, requires the use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.
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
The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Numerator:
Net income	$47,125	$18,616
Preferred dividends	(9,310)	(5,815)
Net income available to common stockholders	37,815	12,801
Dividends declared on common stock	(42,146)	(30,997)
Dividends on participating securities	(630)	(449)
Net income (loss) attributable to common stockholders	$(4,961)	$(18,645)
Denominator:
Basic weighted average shares of common stock outstanding	91,612,447	67,385,191
Diluted weighted average shares of common stock outstanding	92,998,250	68,327,718
Basic and diluted net income per weighted average share of common stock
Distributable Earnings	$0.46	$0.46
Undistributed income (loss)	$(0.05)	$(0.28)
Basic and diluted net income per share of common stock	$0.41	$0.18
For the three months ended March 31, 2017 and 2016, respectively, 1,385,803 and 942,526 unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Note 17 – Business Combination

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

All of the assets acquired from AMTG were sold during 2016. The AMTG Merger provided the Company with the ability to expand the balance sheet in a cost effective and accretive manner at a time when ARI’s management believes there is significant opportunity to deploy capital into commercial real estate debt investments at attractive returns.
The AMTG Merger was accounted for as a business combination in accordance with ASC 805, Business Combinations.  The transactions pursuant to the Athene Loan Agreement and the Asset Purchase Agreement were contemporaneous with and contingent on the AMTG Merger, therefore the Company recorded the transaction net. The Company was designated as the accounting acquirer. The total purchase price has been allocated based upon management’s estimates of fair value. The difference between the fair value of net assets of AMTG and the consideration was recorded as a bargain purchase gain.
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
The Company incurred $11,350 of transaction-related expenses related to the AMTG Merger during 2016. Transaction-related expenses are comprised primarily of transaction fees and AMTG Merger costs, including legal, finance, consulting, professional fees and other third-party costs.
The following table provides the pro forma consolidated operational data as if the AMTG Merger had occurred on January 1, 2016:

Three Months Ended
(in thousands, except per share data)	March 31, 2016
Total revenue	$96,308
Net income attributable to common shareholders	(233)

Common shares outstanding at March 31, 2016	67,385,255
Net income per common share, basic and diluted	$—
The pro forma consolidated operational data is based on assumptions and estimates considered appropriate by our management; however, these pro forma results are not necessarily indicative of the results of operations that would have been obtained had the

AMTG Merger occurred at the beginning of the period presented, nor do they purport to represent the consolidated results of operations for future periods. The pro forma consolidated operational data does not include the impact of any synergies that may be achieved from the AMTG Merger or any strategies that management may consider in order to continue to efficiently manage operations.

 Note 18 – Subsequent Events
In April 2017, the Company amended and restated the DB Repurchase Facility, which is used to finance first mortgage loans. The amendment increases the borrowing capacity from $300,000 to $450,000, plus £45,000, and extends the maturity date, including extension options, from September 2019, to March 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands—except share and per share data)
FORWARD-LOOKING INFORMATION
The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and governments outside of the United States and changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including repurchase agreement financing and securitizations; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; the Company’s continued maintenance of its qualification as a REIT for U.S. federal income tax purposes; the Company’s continued exclusion from registration under the Investment Company Act of 1940, as amended; the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation, that may arise from the AMTG Merger and related transactions.
The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. See “Item 1A - Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The Company is a Maryland corporation that has elected to be taxed as a REIT for U.S. federal income tax purposes. The Company primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, CMBS and other commercial real estate-related debt investments. These asset classes are referred to as the Company’s target assets.
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $197 billion as of March 31, 2017.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. The Company benefits from Apollo’s global infrastructure and operating platform, through which the Company is able to source, evaluate and manage potential investments in the Company’s target assets.
Market Overview
The commercial real estate lending market has largely recovered from the downturn experienced as part of the correction in the global financial markets which began in mid-2007.  Property values in many markets and across multiple property types have recovered and the lending market is functioning with both established and new entrants.  Based on the current market dynamics, including significant upcoming commercial real estate debt maturities, we believe there remain compelling opportunities for the Company to invest capital in its target assets at attractive risk adjusted returns. The Company will continue to focus on underlying real estate value, and transactions that benefit from the Company’s ability to execute complex and sophisticated transactions.
During and immediately following the financial crisis, due to the prevalence of lenders granting extensions across the commercial mortgage loan industry, the demand for new capital to refinance maturing commercial mortgage debt was somewhat tempered.  This trend has largely abated as many borrowers refinance legacy loans and pursue new acquisitions.
New-issue CMBS issuance continued in 2016 with total issuance in the United States of approximately $76 billion. Despite the robust issuance in 2016, current volumes of CMBS issuance are still moderate relative to the peak of the market, which saw more than $229 billion in CMBS issuance in 2007, creating significant opportunities for non-CMBS lenders such as the Company.  Furthermore, the credit risk retention rules for CMBS lenders, which became effective on December 24, 2016, mandate that CMBS originators retain economic interests in the commercial property loans they securitize and sell to third-party investors. While the magnitude of the impact has yet to be seen, market participants and researchers expect the risk retention rules will likely raise the cost of borrowing via CMBS loans and decrease the number of market participants, creating additional opportunities for non-bank lenders. As a likely sign of this uncertainty, 2017 year-to-date CMBS issuance has been subdued. As of the end of the first quarter, CMBS issuance in the United States was approximately $13 billion, a significant decrease over first quarter issuance of $19 billion in 2016. On February 3, 2017, President Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators, to be reported within 120 days of the day of the order. While the outcome is uncertain, there have been several indications that the new administration will seek to deregulate the U.S. financial industry, including by altering the Dodd-Frank Act, which may, among other things, decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them.
While an active CMBS market can be viewed as an indicator of the active commercial real estate lending markets, The Company does not participate in the conduit lending market, and therefore the volatility in the CMBS market has minimal impact on the Company's core lending business.  The Company believes the challenges faced by conduit lenders and the general uncertainty around value and pricing could create attractive risk adjusted investment opportunities for the Company. As a result, the Company expects to continue to see opportunities to originate mezzanine and first mortgage financings in transactions which benefit from the Company’s ability to source, structure and execute complex transactions.
Critical Accounting Policies
A summary of the Company’s accounting policies is set forth in its Annual Report on Form 10-K for the year ended December 31, 2016 under “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.” There have been no material changes to the Company's critical accounting policies described in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2017.
Financial Condition and Results of Operations
All non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.

Investments
The following table sets forth certain information regarding the Company’s investments at March 31, 2017:

Description	Amortized Cost	Weighted Average Yield	Debt	Cost of Funds	Equity at cost (1)	Current Weighted Average Underwritten IRR (2)	Fully- Levered Weighted Average Underwritten IRR (2)(3)
First mortgages	$1,955,816	8.1%	$1,241,762	3.4%	$714,054	14.8%	14.8%
Subordinate loans (4)	1,256,703	13.6	—	—	1,256,703	13.6	13.6
CMBS	296,159	4.3	245,473	3.3	105,388	6.0	6.0
Total/Weighted Average	$3,508,678	9.7%	$1,487,235	3.4%	$2,076,145	13.6%	13.6%

(1) CMBS includes $54,702 of restricted cash related to the UBS Facility and the DB Facility.

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

(3) The Company's ability to achieve the underwritten levered weighted average IRR depends upon the availability of the JPMorgan Facility or any replacement facility with similar terms with regard to its portfolio of first mortgage loans.   Without such availability, the levered weighted average underwritten IRR will be lower than the amount shown above.

(4)
Subordinate loans also include CMBS (Held-to-Maturity) which are net of a participation sold during June 2014. The Company presents the participation sold as both assets and non-recourse liabilities because the participation does not qualify as a sale according to GAAP. At March 31, 2017, the Company had one such participation sold with a carrying amount of $84,647.

The Company's average asset and debt balances for the three months ended March 31, 2017, were:

	Average month-end balances for the three months ended March 31,2017
Description	Assets	Related debt
First mortgages	$1,809,910	$1,041,250
Subordinate loans (1)	1,114,516	9,798
CMBS	304,872	268,049

(1) Subordinate loans also include CMBS (Held-to-Maturity).
Investment Activity
During the three months ended March 31, 2017, the Company committed capital of $332,800 to first mortgage loans ($259,000 of which were funded during the quarter). The Company also committed $117,500 of subordinate loans, all of which were funded during the quarter. In addition, the Company funded approximately $115,800 for previously closed loans and received repayments of $44,075.
Net Income Available to Common Stockholders
For the three months ended March 31, 2017 and March 31, 2016, respectively, the Company’s net income available to common stockholders was $37,815, or $0.41 per share, and $12,801, or $0.18 per share.

Net Interest Income
The following table sets forth certain information regarding the Company’s net interest income for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016	Change $	Change (%)
Interest income from:
Securities	$3,256	$8,049	$(4,793)	(59.5)%
Securities, held to maturity	2,798	2,896	(98)	(3.4)%
Commercial mortgage loans	34,398	21,127	13,271	62.8%
Subordinate loans	34,390	29,375	5,015	17.1%
Interest expense	(17,030)	(14,642)	(2,388)	16.3%
Net interest income	$57,812	$46,805	$11,007	23.5%
Net interest income for the three months ended March 31, 2017 increased $11,007, or 23.5%, from the same periods in 2016. The increase was primarily the result of additional interest income from commercial mortgage loans and subordinate loans offset by an increase in interest expense and a decrease in interest income from securities.
Interest income related to securities for the three months ended March 31, 2017 decreased $4,793 or 59.5%, from the same periods in 2016. The decrease is attributable to the sale of CMBS with an amortized cost of $99,355 during 2016, and the repayment of $35,623 of CMBS during 2016 and to a lesser extent the sale of CMBS with an amortized cost of $1,295 during the three months ended March 31, 2017. The Company did not purchase any CMBS during 2017 or 2016.
Interest income related to securities, held-to-maturity for the three months ended March 31, 2017 decreased $98, or 3.4%, from the same periods in 2016. The decrease is attributable to the repayment of $6,720 of securities, held-to-maturity during 2016 and to a lesser extent the repayment of $750 during the three months ended March 31, 2017. This investment is further discussed in the accompanying consolidated financial statements in "Note 4 - Debt Securities."
Interest income related to commercial mortgage loans for the three months ended March 31, 2017 increased $13,271, or 62.8%, from the same periods in 2016. This increase is primarily attributable to the funding of $843,791 of commercial mortgage loans during 2016 net of repayments of $210,383 and, to a lesser extent, funding of $321,630 during the three months ended March 31, 2017 net of repayments of $6,337. The increase is also attributable to an increase in LIBOR.

Interest income related to subordinate loans for the three months ended March 31, 2017 increased $5,015, or 17.1%, from the same periods in 2016. This increase is primarily attributable to the funding of $283,248 of subordinate loans during 2016 net of repayments of $120,806 and, to a lesser extent, funding of $178,506 during the three months ended March 31, 2017 net of repayments of $37,738. The increase is also attributable to an increase in LIBOR.
Interest expense for the three months ended March 31, 2017 increased $2,388, or 16.3%, from the same periods in 2016. The increase in interest expense was attributable to the increase in the average balance of the Company’s borrowings under repurchase agreements from $1,025,764 for the three months ended March 31, 2016 to $1,305,644 for the three months ended March 31, 2017. In addition, the increase is attributable to an increase in the weighted average cost of funds from 2.9% to 3.4% for the three months ended March 31, 2017 from the same period in 2016. This increase in the weighted average cost of funds was primarily related to the Company's floating rate borrowing under the DB Repurchase Facility.
Operating Expenses
The following table sets forth the Company’s operating expenses for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016	Change (amount)	Change (%)
General and administrative expense -Other	$1,967	$1,442	$525	36.4%
General and administrative expense - Merger related	—	$5,075	(5,075)	(100.0)%
Stock-based compensation expense	3,791	1,668	2,123	127.3%
Management fee expense	7,432	5,229	2,203	42.1%
Total operating expense	$13,190	$13,414	$(224)	(1.7)%
General and administrative expense - Other for the three months ended March 31, 2017, increased $525, or 36.4%, from the same period in 2016. The increase was primarily attributable to increased costs associated with managing the Company's increased assets under management.
General and administrative expense - Merger related for the three months ended March 31, 2017 decreased $5,075 , or 100%, from the same period in 2016. General and administrative expense - Merger related expenses related to the AMTG Merger and related transactions. There were no General and administrative expense - Merger related expenses for the three months ended March 31, 2017.
Stock-based compensation expense for the three months ended March 31, 2017 increased $2,123 or 127.3%, from the same period in 2016. The increase is primarily attributable to the grant of 843,271 RSUs in December 2016. This was partially offset by the delivery of 332,349 RSUs in January 2017 as well as an increase in the Company's stock price during 2017. Share-based payments are discussed further in the accompanying condensed consolidated financial statements, in “Note 12—Share-Based Payments.”
Management fee expense for the three months ended March 31, 2017 increased $2,203, or 42.1%, from the same period in 2016. The increase is primarily attributable to an increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s issuance of common and preferred equity in connection with the AMTG Merger in 2016, and the Company’s follow-on common equity offering that was completed in December 2016. Management fees and the relationship between the Company and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, in “Note 11—Related Party Transactions.”
Realized and Unrealized Gain/Loss
The following amounts related to realized and unrealized gains (losses) on the Company’s CMBS, U.S. dollar-denominated loans, non U.S. dollar-denominated loans and derivative instruments are included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016:

		Three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2017	2016
Securities	Realized (loss) on sale of securities	$(1,042)	$—
Securities	Unrealized gain (loss) on securities	2,852	(15,074)
Foreign currency	Foreign currency gain (loss)	3,172	(4,474)
Forward currency contract	Gain (Loss) on derivative instruments – realized	(156)	6,083
Forward currency contract	(Loss) on derivative instruments - unrealized	(2,883)	(1,310)
Interest rate caps (1)	(Loss) on derivative instruments - unrealized	(6)	(70)
Total		$1,937	$(14,845)

(1)	Realized losses represent net amounts expensed related to the exchange of fixed and floating rate cash flows for the Company’s derivative instruments during the period.
In February 2017, the Company sold CMBS and RMBS resulting in a net realized loss of $1,738 and $41, respectively.
In March 2017, the Company sold CMBS resulting in a net realized gain of $737.
For the three months ended March 31, 2017, the Company recognized an unrealized gain (loss) on securities of $2,852. For the three months ended March 31, 2016, the Company recognized an unrealized gain (loss) on securities of $(15,074). These gains (losses) resulted from mark-to-market adjustments related to those securities for which the fair value option has been elected.
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
Dividends
Dividends. For the three months ended March 31, 2017, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
March 14, 2017	March 31, 2017	April 17, 2017	$0.46

For the three months ended March 31, 2017, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 14, 2017	March 31, 2017	April 17, 2017	$0.5391
For the three months ended March 31, 2017, the Company declared the following dividends on its Series B Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 14, 2017	March 31, 2017	April 17, 2017	$0.5000

For the three months ended March 31, 2017, the Company declared the following dividends on its Series C Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 14, 2017	March 31, 2017	April 28, 2017	$0.5000

Subsequent Events
In April 2017, the Company amended and restated the DB Repurchase Facility, which is used to finance first mortgage loans. The amendment increases the Company's borrowing capacity from $300,000 to $450,000, plus £45,000, and extends the maturity date, including extension options, from September 2019 to March 2020.

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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at March 31, 2017. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
On March 31, 2017, the Company, through two indirect wholly owned subsidiaries, amended and restated the JPMorgan Facility, which currently provides for maximum total borrowings of $1,118,000, comprised of the $975,000 repurchase facility and a $143,000 asset specific financing, and a term expiring in March 2019 plus a one-year extension option available at the Company's option, subject to certain conditions. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 4.75% over one-month LIBOR. Maximum advance rates under the JPMorgan Facility range from 25% to 80% on the estimated fair value of the pledged collateral depending on its LTV. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of March 31, 2017, the Company had $894,031 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.
DB Repurchase Facility
On September 29, 2016, the Company, through indirect wholly-owned subsidiaries, entered into the DB Repurchase Facility to provide up to $355,200 of advances, comprised of the $300,000 repurchase facility and a $55,200 asset specific financing in connection with financing first mortgage loans secured by real estate. The DB Repurchase Facility matures in March 2018 with two one-year extension options available at the Company's option, subject to certain conditions, and accrues interest at per annum pricing equal to the sum of one-month LIBOR plus an applicable spread. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.
As of March 31, 2017, the Company had $308,730 borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.
Goldman Loan

On January 26, 2015, the Company, through an indirect wholly-owned subsidiary, entered into the Goldman Loan. The Goldman Loan provides for a purchase price of $52,524 and a repurchase date of the earliest of: (1) April 30, 2019, (2) an early repurchase date as a result of repayment or sale of the purchased loan, or (3) an accelerated repurchase date as a result of certain events of default. Subject to the terms and conditions thereof, the Goldman Loan provides for the purchase and sale of certain participation interests in a mortgage loan secured by single-family and condominium properties. Prior to an event of default, amounts borrowed under the Goldman Loan bear interest at a spread of 3.5% plus one-month LIBOR. In addition, the Goldman Loan provides that margin calls may occur during the continuance of certain credit events if the market value of the mortgaged properties drops below an agreed upon percentage. The Goldman Loan contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase agreements. The Company has agreed to the following restrictive covenants, among others: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000), (B) maximum total indebtedness to consolidated tangible net worth (3:1), (C) minimum liquidity ($15,000), (D) minimum sum of (i) cash liquidity and (ii) “near cash liquidity” (5.0% of the Company’s total recourse indebtedness), (E) minimum net income (one U.S. dollar during any four consecutive fiscal quarters) and (F) a minimum ratio of EBITDA to interest expense (1.5 to 1.0). The Company has also agreed to provide a guarantee of the obligations under the Goldman Loan.
As of March 31, 2017, the Company had $39,001 of borrowings outstanding under the Goldman Loan secured by one commercial mortgage loan held by the Company.
UBS Facility
In September 2013, the Company, through an indirect wholly-owned subsidiary, entered into the UBS Facility, which currently provides that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS Facility matures in September 2017, with a one-year extension available at the Company's option, subject to certain conditions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month U.S. dollar LIBOR. The Company borrows 100% of the estimated fair value of the collateral pledged and posts margin equal to 22.5% of that borrowing amount in cash. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. Additionally, depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for facilities of this type and financial covenants to be met by the Company, including with respect to minimum net asset value covenant and a maximum total debt to consolidated tangible net worth covenant. The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility.
As of March 31, 2017, the Company had $100,798 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
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
Additionally, the undrawn amount is subject to a 1.8% non-use fee. The DB Facility contains customary terms and conditions for facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity.
As of March 31, 2017, the Company had $144,675 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
Convertible Senior Notes
In 2014, the Company issued, in two offerings with an aggregate principal amount of $254,750, 5.50% Convertible Senior Notes due 2019, for which the Company received aggregate net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $248,652.
Cash Generated from Offerings

During the fourth quarter of 2016, the Company completed a follow-on public offering of 10,500,000 shares of its common stock, at a price of $16.97 per share. The net proceeds from the offering were approximately $177,796 after deducting estimated offering expenses payable by the Company.
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
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of cash available, which was $142,905 as of March 31, 2017, principal and interest payments the Company receives on its portfolio of assets, and available borrowings under its repurchase agreements. The Company expects its other sources of cash to consist of cash generated from operations and prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings.
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

The board of directors must approve any change in these investment guidelines.

Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of March 31, 2017 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility *	$58,547	$906,704	$—	$—	$965,251
DB Repurchase Facility	11,122	325,625	—	—	336,747
Goldman Loan *	6,913	35,092	—	—	42,005
UBS Facility **	102,217	—	—	—	102,217
DB Facility	6,763	143,563	—	—	150,326
Convertible Senior Notes	14,011	267,594	—	—	281,605
Unfunded loan commitments***	113,602	10,853	—	—	124,455
Total	$313,175	$1,689,431	$—	$—	$2,002,606

*	Assumes current LIBOR of 0.98% for interest payments due under the JPMorgan Facility and the Goldman Loan.
**    Assumes extension options are exercised.
***    Based on the Company's expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect the Company’s operating results.
Bremer Kreditbank AG. In September 2013, the Company, together with other affiliates of Apollo, reached an agreement to make an investment in an entity that agreed to acquire a minority participation in BKB. The Company committed to invest up to approximately €38,000 (or $50,000), representing approximately 21% of the ownership in BKB. In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in BKB.
In February 2015, the Company sold approximately 48% of its ownership interest in Champ LP at cost to an account managed by Apollo for approximately €16,314 (or $20,794). In June 2016, the Company transferred €427 of its unfunded commitment to Apollo, reducing its unfunded commitment to Champ LP to €2,802 (or $2,985). Through its interest in Champ LP, the Company now holds an indirect ownership interest of approximately 9.34% in BKB.
Loan Commitments. At March 31, 2017, the Company had $124,455 of unfunded commitments related to its commercial mortgage loan portfolio and subordinate loan portfolio.
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
The current term of the Management Agreement currently runs through September 29, 2018. Absent certain action by the independent directors of the Company’s board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one year term. The Management Agreement may be terminated upon expiration of the one-year term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable. Following a meeting by the Company’s independent directors in February 2017, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.
Off-balance Sheet Arrangements
Except as disclosed in "Note 6 - Unconsolidated Joint Venture," the Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.
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
Non-GAAP Financial Measures
Operating Earnings
For the three months ended March 31, 2017, the Company’s Operating Earnings were $38,623, or $0.41 per share. For the three months ended March 31, 2016, the Company’s Operating Earnings were $29,819, or $0.44 per share. Operating Earnings is a non-GAAP financial measure that is defined by the Company as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses) other than realized gains/(losses) related to interest income, (v) the non-cash amortization expense related to the reclassification of a portion of the convertible senior notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Operating Earnings may also be adjusted to exclude certain other non -cash items, as determined by the Manager and approved by a majority of the Company's independent directors.
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

The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended March 31,
	2017	2016
Net income available to common stockholders	$37,815	$12,801
Adjustments:
Equity-based compensation expense	3,791	1,668
Unrealized (gain) loss on securities	(2,852)	15,074
Unrealized (gain) loss on derivative instruments	3,045	(4,703)
Foreign currency (gain) loss ,net	(3,326)	4,474
Amortization of the 2019 Notes related to equity reclassification	608	573
Income from unconsolidated joint venture	(458)	(68)
Total adjustments:	808	17,018
Operating Earnings	$38,623	$29,819
Basic and diluted Operating Earnings per share of common stock	$0.41	$0.44
Basic weighted average shares of common stock outstanding	91,612,447	67,385,191
Diluted weighted average shares of common stock outstanding	92,998,250	68,327,718

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
At March 31, 2017, all of the Company’s borrowings outstanding under the Goldman Loan, the JPM Facility, the DB Repurchase Facility and participations sold were floating-rate borrowings. At March 31, 2017, the Company also had floating rate assets with a face amount of $? resulting in net variable rate exposure of $?. A 50 basis point increase in LIBOR would increase the quarterly net interest income related to this variable rate exposure by approximately $?. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
Inflation
Virtually all of the Company’s assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with GAAP and distributions are determined by the Company's board of directors consistent with the Company's obligation to distribute to its stockholders at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, on an annual basis in order to maintain the Company’s REIT qualification. In each case, the Company’s activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
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
During the period ended March 31, 2017, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. After the announcement of the execution of the AMTG Merger Agreement, two putative class action lawsuits challenging the proposed First Merger (as defined in the AMTG Merger Agreement), captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City. A putative class and derivative lawsuit was later filed in the Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants AMTG, the board of directors of AMTG, ARI, Arrow Merger Sub Inc., Apollo and Athene Holding Ltd. and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to the AMTG stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed First Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene Holding Ltd. are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the First Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016. Defendants’ motions to dismiss have been fully briefed, and oral argument was held on December 8, 2016.
On January 4, 2017, the United States Department of Justice served a Request for Information and Documents on the Company, in connection with a preliminary investigation into certain aspects of the Company's former residential real estate portfolio, which the Company acquired in connection with the AMTG Merger and subsequently sold in 2016. The Request seeks a range of information in connection with the residential real estate portfolio, including, among other things, information concerning policies, procedures, and practices related to advertising, marketing, identifying, or acquiring residential properties for sale or rent, and various data for all rental and sales contracts executed since January 1, 2012. The Company is cooperating with the Department of Justice and fully complying with the Request.

ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s risk factors during the three months ended March 31, 2017.
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

10.1
Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on March 3, 2017 (File No: 001-34452).

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

May 2, 2017

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

10.1
Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on March 3, 2017 (File No.: 001-34452).

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