Form 10-Q
period 2017-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2017-08-01
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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
As of July 31, 2017, there were 105,438,209 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$214,016	$200,996
Restricted cash	57,665	62,457
Securities, at estimated fair value	254,484	331,076
Securities, held-to-maturity	—	146,352
Commercial mortgage loans, held for investment, net	2,037,971	1,641,856
Subordinate loans, held for investment, net	1,240,363	1,051,236
Investment in unconsolidated joint venture	—	22,103
Derivative assets, net	—	5,906
Interest receivable	21,998	19,281
Other assets, net	40	1,714
Total Assets	$3,826,537	$3,482,977
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements (net of deferred financing costs of $9,345 and $6,763 in 2017 and 2016, respectively)	$1,330,909	$1,139,803
Convertible senior notes, net	250,949	249,994
Participations sold	—	84,979
Derivative liabilities, net	4,435	—
Accounts payable, accrued expenses and other liabilities	12,346	17,681
Payable to related party	7,742	7,015
Dividends payable	57,464	51,278
Total Liabilities	1,663,845	1,550,750
Commitments and Contingencies (see Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A preferred stock, 3,450,000 shares issued and outstanding ($86,250 aggregate liquidation preference) in 2017 and 2016	35	35
Series B preferred stock, 8,000,000 shares issued and outstanding ($200,000 aggregate liquidation preference) in 2017 and 2016	80	80
Series C preferred stock, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference) in 2017 and 2016	69	69
Common stock, $0.01 par value, 450,000,000 shares authorized, 105,437,919 and 91,422,676 shares issued and outstanding in 2017 and 2016, respectively	1,054	914
Additional paid-in-capital	2,236,694	1,983,010
Accumulated deficit	(75,240)	(48,070)
Accumulated other comprehensive loss	—	(3,811)
Total Stockholders’ Equity	2,162,692	1,932,227
Total Liabilities and Stockholders’ Equity	$3,826,537	$3,482,977

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net interest income:
Interest income from securities	$3,366	$7,607	$6,622	$15,656
Interest income from securities, held to maturity	1,334	2,826	4,132	5,722
Interest income from commercial mortgage loans	37,089	24,140	71,487	45,267
Interest income from subordinate loans	39,640	28,067	74,030	57,442
Interest expense	(19,205)	(15,722)	(36,235)	(30,364)
Net interest income	62,224	46,918	120,036	93,723
Operating expenses:
General and administrative expenses (includes $3,461 and $7,252 of equity based compensation in 2017 and $1,938 and $3,606 of equity compensation in 2016, respectively)	(5,200)	(4,922)	(10,958)	(13,104)
Management fees to related party	(7,742)	(5,242)	(15,175)	(10,471)
Total operating expenses	(12,942)	(10,164)	(26,133)	(23,575)
Income (loss) from unconsolidated joint venture	(3,305)	59	(2,847)	127
Other income	244	22	352	25
Provision for loan losses and impairments	(5,000)	(15,000)	(5,000)	(15,000)
Realized (loss) on sale of assets	—	—	(1,042)	—
Unrealized (loss) on securities	(4,510)	(11,728)	(1,658)	(26,802)
Foreign currency gain (loss)	6,913	(13,082)	10,085	(17,557)
Gain (loss) on derivative instruments (includes unrealized gains (losses) of ($7,435) and ($10,324) in 2017 and $13,408 and $12,026 in 2016, respectively)	(7,389)	13,313	(10,434)	18,015
Net income	36,235	10,338	83,359	28,956
Preferred dividends	$(9,310)	$(5,860)	$(18,620)	$(11,675)
Net income available to common stockholders	26,925	4,478	64,739	17,281
Basic and diluted net income per share of common stock	$0.28	$0.06	$0.68	$0.24
Basic weighted average shares of common stock outstanding	95,428,134	67,402,311	93,530,831	67,393,751
Diluted weighted average shares of common stock outstanding	96,796,289	68,374,557	94,907,762	68,351,137
Dividend declared per share of common stock	$0.46	$0.46	$0.92	$0.92

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income available to common stockholders	$26,925	$4,478	$64,739	$17,281
Foreign currency translation adjustment	3,560	(492)	3,811	426
Comprehensive income	$30,485	$3,986	$68,550	$17,707

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Shares	Par	Shares	Par				Total
Balance at January 1, 2017	18,350,000	$184	91,422,676	$914	$1,983,010	$(48,070)	$(3,811)	$1,932,227
Capital increase related to Equity Incentive Plan	—	—	215,243	2	4,922	—	—	4,924
Issuance of restricted common stock	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	13,800,000	138	248,882	—	—	249,020
Offering costs	—	—	—	—	(120)	—	—	(120)
Net income	—	—	—	—	—	83,359	—	83,359
Change in other comprehensive loss	—	—	—	—	—	—	3,811	3,811
Dividends on common stock	—	—	—	—	—	(91,910)	—	(91,910)
Dividends on preferred stock	—	—	—	—	—	(18,619)	—	(18,619)
Balance at June 30, 2017	18,350,000	$184	105,437,919	$1,054	$2,236,694	$(75,240)	$—	$2,162,692

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash flows provided by operating activities:
Net income	$83,359	$28,956
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK interest	(7,934)	(4,445)
Amortization of deferred financing costs	2,761	2,038
Equity-based compensation	4,921	1,258
Unrealized loss on securities	1,658	26,802
Provision for loan losses and impairment	5,000	15,000
Income (loss) from unconsolidated joint venture	2,259	(127)
Foreign currency (gain) loss	(10,014)	17,559
Realized (gain) loss on derivative instruments	110	(5,989)
Unrealized loss on derivative instruments	10,433	(12,026)
Realized loss on sale of security	1,042	—
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(16,717)	(16,888)
Other assets	(1,017)	(9,117)
Accounts payable, accrued expenses and other liabilities	(5,127)	2,124
Payable to related party	728	(55)
Net cash provided by operating activities	71,462	45,090
Cash flows used in investing activities:
Funding of commercial mortgage loans, net of fees received	(395,177)	(313,607)
Funding of subordinate loans, net of fees received	(222,296)	(40,920)
Funding of unconsolidated joint venture	(726)	(362)
Funding of other assets	(1,379)	—
Proceeds (payments) on settlements of derivative instruments	(201)	5,989
Increase in collateral held related to derivative contracts	(22)	13,210
Proceeds from sale of securities	69,248	—
Proceeds from sale of investment in unconsolidated joint venture	24,498	—
Payments received on securities	1,930	14,545
Payments received on securities, held-to-maturity	146,530	1,500
Payments received on commercial mortgage loans	10,452	36,044
Payments received on subordinate loans	58,740	26,538
Payments received on other assets	—	51
Net cash used in investing activities	(308,403)	(257,012)
Cash flows from financing activities:
Proceeds from issuance of common stock	249,021	—
Payment of offering costs	(359)	(45)
Proceeds from repurchase agreement borrowings	464,153	380,458
Repayments of repurchase agreement borrowings	(272,878)	(80,137)
Repayments of participations sold	(85,081)	(1,013)
Payment of deferred financing costs	(5,343)	(2,846)
Dividends on common stock	(85,724)	(63,183)
Dividends on preferred stock	(18,620)	(12,786)
Net cash provided by financing activities	245,169	220,448
Net increase in cash, cash equivalents, and restricted cash	8,228	8,527
Cash, cash equivalents, and restricted cash, beginning of period	263,453	97,542
Cash, cash equivalents, and restricted cash, end of period	$271,681	$106,069
Supplemental disclosure of cash flow information:
Interest paid	$11,916	$26,991
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	$57,464	$36,427
Offering costs payable	$41	$220

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
The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2009. To maintain its tax qualification as a REIT, the Company is required to distribute at least 90% of its taxable income, excluding net capital gains, to stockholders and meet certain other asset, income, and ownership tests.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include the Company’s accounts and those of its consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant estimates include the fair value of financial instruments, loan loss reserves and impairment. Actual results could differ from those estimates.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. The Company's results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period.
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
Under Financial Accounting Standards Board (the “FASB”) ASC Topic 805, “Business Combinations”, or ASC 805, the acquirer in a business combination must recognize, with certain exceptions, the fair values of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. We applied the provisions of ASC 805 in accounting for the Company's acquisition of AMTG. In doing so, we recorded provisional amounts for certain items as of the date of the acquisition, including the fair value of certain assets and liabilities. During the measurement period, a period which shall not exceed one year, the Company retrospectively adjusted the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of such date that, if known, would have affected the measurement of the amounts recognized. See further discussion in "Note 17 - Business Combination."
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
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company adopted this guidance and determined that there was no material impact on the Company's condensed consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The Company adopted this guidance in the third quarter of 2016 and determined that there was no material impact on the Company's condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. The Company early adopted ASU 2016-18 on June 30, 2017, which changes the Company's condensed consolidated statement of cash flows and related disclosures for all periods presented. The following is a reconciliation of the Company's cash, cash equivalents, and restricted cash to the total presented in the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2017 and June 30, 2016:

	Six months ended June 30,
	2017	2016
Cash and cash equivalents	$214,016	$38,631
Restricted cash	57,665	67,438
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$271,681	$106,069

Note 3 – Fair Value Disclosure
GAAP establishes a hierarchy of valuation techniques based on the observability of the inputs utilized in measuring financial instruments at fair values. Market based or observable inputs are the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy as noted in ASC 820, Fair Value Measurements and Disclosures, are described below:
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
The estimated fair value of the Company's CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. The Company believes that these dealers who are usually market makers in these securities utilize various valuation techniques and inputs including, but not limited to, observable trades, discounted cash flow, market yield and duration to price these securities. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information. As of December 31, 2016 the estimated fair values of the Company’s securities were based on observable inputs and were classified as Level II in the fair value hierarchy. Based on illiquidity in the market for these securities as of June 30, 2017, the Manager determined that broker quotes lack observable inputs and thus a transfer into Level III in the fair value hierarchy was necessary. In accordance with GAAP, the Company elects the fair value option for these securities at the date of purchase in order to allow the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings in order to reflect the performance of the investment in a timely manner.
The estimated fair values of the Company’s derivative instruments are determined using a discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts (or payments) that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected cash flows are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The fair values of foreign exchange forwards are determined by comparing the contracted forward exchange rate to the current market exchange rate.  The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying countries.  The Company’s derivative instruments are classified as Level II in the fair value hierarchy.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of June 30, 2017 and December 31, 2016:

	Fair Value as of June 30, 2017				Fair Value as of December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Fair Value Option)	$—	$—	$254,484	$254,484	$—	$331,076	$—	$331,076
Derivative instruments, net	—	(4,435)	—	(4,435)	—	5,906	—	5,906
Total	$—	$(4,435)	$254,484	$250,049	$—	$336,982	$—	$336,982

The following is a reconciliation of investments for which Level III inputs were used in determining fair value:

CMBS
Fair value at December 31, 2016	$—
Transfers into Level III (1)	254,484
Fair value at June 30, 2017	$254,484

(1)     Transfers into Level III of the fair value hierarchy represent investments that experienced an insignificant level of market activity during the period and were thus valued in the absence of observable inputs. Transfers into Level III of the fair value hierarchy are recorded at the end of the reporting period. Based on illiquidity in the market for these securities as of June 30, 2017, the Manager determined that broker quotes, which are the primary valuation technique used to mark these investments at fair value, lack observable inputs and thus a transfer into Level III was necessary.

The following table summarizes information about significant unobservable inputs used in the fair value measurement of Level III investments as of June 30, 2017. There were no Level III investments as of December 31, 2016:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range
CMBS	254,484	Broker quotes	Price (1)	63 - 100

(1)    A significant increase (decrease) in the unobservable input in isolation would result in significantly higher (lower) fair value measurement.

Note 4 – Securities
At June 30, 2017, all of the Company's CMBS (Fair Value Option) were pledged to secure borrowings under the Company’s master repurchase agreements with UBS AG, London Branch ("UBS") (the "UBS Facility") and Deutsche Bank AG ("DB") (the "DB Facility"). See "Note 7 - Borrowings Under Repurchase Agreements" for further information regarding these facilities.
CMBS (Held-to-Maturity) represents a loan the Company closed during May 2014 that was subsequently contributed to a securitization during August 2014. During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. The property consists of 442 hotel rooms, 114 timeshare units, two casinos and approximately 131,500 square feet of retail space. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation. The Company evaluated this transaction and concluded that due to its continuing involvement, the transaction should not be accounted for as a sale. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation. During May 2017, the loan and associated CMBS (Held-to-Maturity) were fully repaid and the related Securities, held-to-maturity and participation sold line items were removed from the Company's condensed consolidated balance sheet.

The amortized cost and estimated fair value of the Company’s debt securities at June 30, 2017 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	$300,064	$293,312	$147	$(38,975)	$254,484
During the six months ended June 30, 2017, the Company sold securities resulting in a net realized loss of $1,042.
The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2016 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	$375,861	$368,247	$292	$(37,463)	$331,076
CMBS (Held-to-Maturity)	146,530	146,352	—	—	146,352
Total	$522,391	$514,599	$292	$(37,463)	$477,428
During the six months ended June 30, 2016, the Company did not sell any securities.
The overall statistics for the Company’s CMBS (Fair Value Option) calculated on a weighted average basis as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Credit Ratings *	B-NR	B+-NR
Coupon	5.8%	5.9%
Yield	4.6%	6.0%
Weighted Average Life	2.3 years	2.5 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.
The percentage vintage, property type and location of the collateral securing the Company's CMBS (Fair Value Option) calculated on a weighted average basis as of June 30, 2017 and December 31, 2016 are as follows:

Vintage	June 30, 2017	December 31, 2016
2005	0.9%	2.0%
2006	15.4	12.1
2007	68.0	73.5
2008	15.7	12.4
Total	100.0%	100.0%

Property Type	June 30, 2017	December 31, 2016
Office	35.8%	34.6%
Retail	30.6	29.0
Multifamily	12.4	12.4
Other (1)	21.2	24.0
Total	100.0%	100.0%
 (1)    No other individual category comprises more than 10% of the total.

Location	June 30, 2017	December 31, 2016
South Atlantic	26.9%	23.8%
Middle Atlantic	16.5	16.7
Pacific	14.3	15.3
East North Central	14.4	10.8
Other (1)	27.9	33.4
Total	100.0%	100.0%
 (1)    No other individual category comprises more than 10% of the total.
Note 5 – Loans, Held for Investment
The Company’s loans receivable are comprised of the following:

Loan Type	June 30, 2017	December 31, 2016
Commercial mortgage loans, held for investment, net	$2,037,971	$1,641,856
Subordinate loans, held for investment, net	1,240,363	1,051,236
Total loans, held for investment, net	$3,278,334	$2,693,092

Activity relating to our loans, held for investment portfolio was as follows:

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss (2)	Carrying Value
December 31, 2016	2,720,344	(12,252)	(15,000)	2,693,092
Loan fundings	624,602	—	—	624,602
Loan repayments	(69,192)	—	—	(69,192)
Unrealized gain on foreign currency translation	12,376	—	—	12,376
Provision for loan loss (2)	—	—	(1,981)	(1,981)
Deferred fees and other items (1)	—	(7,141)	—	(7,141)
PIK interest, amortization of fees and other items (1)	14,000	12,578	—	26,578
June 30, 2017	3,302,130	(6,815)	(16,981)	3,278,334

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

(2)
In addition to the $1,981 provision for loan loss, the Company recorded an impairment of $3,019 against a related investment previously recorded under other assets on the Company's condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio:

	June 30, 2017	December 31, 2016
Number of loans	52	45
Principal balance	$3,302,130	$2,720,344
Carrying value	$3,278,334	$2,693,092
Unfunded loan commitments (1)	$119,813	$170,365
Weighted-average cash coupon (2)	8.55%	8.88%

(1)
Unfunded loan commitments are primarily funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)	For floating rate loans, assumes one-month LIBOR of 1.22% and 0.77%, as of June 30, 2017 and December 31, 2016, respectively.

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio:

	June 30, 2017		December 31, 2016
Property Type	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Hotel	$702,447	21.4%	$408,428	15.2%
Residential - for sale	547,113	16.7%	469,997	17.5%
Urban Retail Predevelopment	583,241	17.8%	491,187	18.2%
Office	257,291	7.8%	255,031	9.5%
Residential Rental	290,152	8.9%	309,243	11.5%
Mixed Use	253,649	7.7%	134,797	4.9%
Retail Center	240,902	7.3%	209,401	7.8%
Healthcare	172,872	5.3%	170,549	6.3%
Industrial	157,040	4.8%	156,809	5.8%
Other	73,627	2.3%	87,650	3.3%
Total	$3,278,334	100%	$2,693,092	100%

	June 30, 2017		December 31, 2016
Geographic Location	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
New York City	$1,255,668	38.3%	$1,034,303	38.4%
Midwest	498,767	15.2%	405,992	15.1%
Southeast	596,664	18.2%	332,276	12.3%
United Kingdom	252,881	7.7%	244,756	9.1%
West	226,977	6.9%	219,664	8.2%
Mid Atlantic	198,501	6.1%	263,717	9.8%
Southwest	25,000	0.8%	54,614	2%
Northeast	181,987	5.5%	137,770	5.1%
Other International	41,889	1.3%	—	—%
Total	$3,278,334	100%	$2,693,092	100%

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

During the second quarter of 2017, the Company recorded a loan loss provision of $1,981 on a commercial mortgage loan secured by fully-built, for-sale residential condominium units located in Bethesda, MD. In addition to the $1,981 provision for loan loss, the Company recorded an impairment of $3,019 on a related investment previously recorded under other assets on the Company's condensed consolidated balance sheet. The loan loss provision and impairment was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $678 dollars per square foot across properties and 15%, respectively. Effective April 1, 2017, the Company has ceased accruing all interest associated with the loan and accounts for the loan on a cost-recovery basis (all proceeds are applied towards the loan balance).

During 2016, the Company recorded a loan loss provision of $10,000 on a multifamily commercial mortgage loan and $5,000 on a multifamily subordinate loan secured by a multifamily property located in Williston, ND. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were terminal capitalization rate and discount rate which were 11% and 10%, respectively. The Company has ceased accruing payment in kind ("PIK") interest associated with the loan and recognizing interest income upon receipt of cash.

As of June 30, 2017, the aggregate loan loss provision was $11,981 and $5,000 for commercial mortgage loans and subordinate loans, respectively. As of December 31, 2016, the aggregate loan loss provision was $10,000 and $5,000 for commercial mortgage loans and subordinate loans, respectively.

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
The Company evaluated Champ LP to determine if it met the definition of a variable interest entity ("VIE") in accordance with ASC 810, Consolidation. The Company determined that Champ LP met the definition of a VIE, however, the Company was not the primary beneficiary; therefore, the Company was not required to consolidate the assets and liabilities of the partnership in accordance with the authoritative guidance. Additionally, Champ LP is an Investment Company under GAAP, and is therefore reflected at fair value. The Company's investment in Champ LP was accounted for as an equity method investment and therefore the Company recorded its proportionate share of the net asset value in accordance with ASC 323, Investments - Equity Method and Joint Ventures.
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
In May 2017, the Company sold its remaining ownership interest in Champ LP to unaffiliated third parties for €21,792 or $24,498, resulting in a loss of $3,305. As of June 30, 2017, the Company had no interest in Champ LP.

Note 7 – Borrowings Under Repurchase Agreements
At June 30, 2017 and December 31, 2016, the Company’s borrowings had the following outstanding balances, maturities and weighted average interest rates:

	June 30, 2017				December 31, 2016
Lender	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)
JPMorgan Facility (3)	$1,118,000	$794,404	March 2020	L+2.26%	$943,000	$657,452	January 2019	L+2.25%
DB Repurchase Facility (4)	563,813	263,980	March 2020	L+2.56%	300,000	137,355	September 2019	L+2.66%
Goldman Loan	37,700	37,700	April 2019	L+3.50%	N/A	40,657	April 2019	L+3.50%
Sub-total	1,719,513	1,096,084		L+2.37%		835,464		L+2.38%

UBS Facility	133,899	100,798	September 2018	2.77%	N/A	133,899	September 2018	2.79%
DB Facility (5)	300,000	143,372	April 2018	3.59%	N/A	177,203	April 2018	3.63%
Sub-total	433,899	244,170		3.25%		311,102		3.27%

Less: deferred financing costs	N/A	(9,345)		N/A	N/A	(6,763)		N/A
Total / Weighted Average	$2,153,412	$1,330,909		3.53%		$1,139,803		3.18%

(1) Maturity date assumes all extensions are exercised.
(2) Assumes one-month LIBOR was 1.22% and 0.77% as of June 30, 2017 and December 31, 2016, respectively.
(3) As of June 30, 2017, the Company's master repurchase agreement with JPMorgan Chase Bank, National Association
(the "JPMorgan Facility") provided for maximum total borrowings comprised of the $975,000 repurchase facility and a $143,000 asset specific financing.
(4) As of June 30, 2017, the Company's master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (the "DB Repurchase Facility") provided for maximum total borrowings comprised of the $450,000 and £45,000 repurchase facility and a $55,200 asset specific financing.
(5) Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 1.80% to 2.32% based on the rating of the collateral pledged.

At June 30, 2017, the Company’s borrowings had the following remaining maturities:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$436,546	$357,858	$—	$—	$794,404
DB Repurchase Facility	58,613	205,367	—	—	263,980
Goldman Loan	—	37,700	—	—	37,700
UBS Facility	—	100,798	—	—	100,798
DB Facility	143,372	—	—	—	143,372
Total	$638,531	$701,723	$—	$—	$1,340,254
At June 30, 2017, the Company’s collateralized financings were comprised of borrowings outstanding under the JPMorgan Facility, the DB Repurchase Facility, the Company's repurchase agreement with Goldman Sachs Bank USA (the "Goldman Loan"), the UBS Facility and the DB Facility. The table below summarizes the outstanding balances at June 30, 2017, as well as the maximum and average month-end balances for the six months ended June 30, 2017 for the Company's borrowings under repurchase agreements.

		For the six months ended June 30, 2017
	Balance at June 30, 2017	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility borrowings	$794,404	$894,031	$832,685
DB Repurchase Facility borrowings	263,980	367,010	297,148
Goldman Loan borrowings	37,700	39,590	38,707
UBS Facility borrowings	100,798	133,899	111,832
DB Facility borrowings	143,372	177,203	149,453
Total	$1,340,254
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
As of June 30, 2017, the Company had $794,404 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.
DB Repurchase Facility
On September 29, 2016, the Company, through indirect wholly-owned subsidiaries, entered into the DB Repurchase Facility which provides for maximum total borrowings of $563,813 comprised of the $450,000 and £45,000 repurchase facility and a $55,200 asset specific financing in connection with financing first mortgage loans secured by real estate. The DB Repurchase Facility matures in March 2018 with two one-year extension options available at the Company's option, subject to certain conditions. Amounts borrowed under the DB Repurchase Facility bear interest at spreads ranging from 2.10% to 3.00% over one-month LIBOR. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.
As of June 30, 2017, the Company had $263,980 borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.
Goldman Loan
On January 26, 2015, the Company, through an indirect wholly-owned subsidiary, entered into the Goldman Loan. The Goldman Loan provides for a purchase price of $37,700 (as of June 30, 2017) and a repurchase date of the earliest of: (1) April 30, 2019, (2) an early repurchase date as a result of repayment or sale of the purchased loan, or (3) an accelerated repurchase date as a result of certain events of default. Subject to the terms and conditions thereof, the Goldman Loan provides for the purchase and sale of certain participation interests in a mortgage loan secured by single-family and condominium properties. Prior to an event of default, amounts borrowed under the Goldman Loan bear interest at a spread of 3.5% plus one-month LIBOR. In addition, the Goldman Loan provides that margin calls may occur during the continuance of certain credit events if the market value of the mortgaged properties drop below an agreed upon percentage. The Goldman Loan contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase agreements. The Company has agreed to the following restrictive covenants, among others: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000), (B) maximum total indebtedness to consolidated tangible net worth (3:1), (C) minimum liquidity ($15,000), (D) minimum sum of (i) cash liquidity and (ii) “near cash liquidity” (5.0% of the Company’s total recourse indebtedness), (E) minimum net income (one U.S. dollar during any four consecutive fiscal quarters) and (F) a minimum ratio of EBITDA to interest expense (1.5 to 1.0). The Company has also agreed to provide a guarantee of the obligations under the Goldman Loan.
As of June 30, 2017, the Company had $37,700 of borrowings outstanding under the Goldman Loan secured by one commercial mortgage loan held by the Company.
UBS Facility
In September 2013, the Company, through an indirect wholly-owned subsidiary, entered into the UBS Facility, which currently provides that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS Facility matures in September 2017, with a one-year extension available at the Company's option, subject to certain conditions.

Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month U.S. dollar LIBOR. The Company posted agreed-upon initial margin in cash and is required to post additional margin based on the fair value of the underlying collateral. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. Additionally, depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000) and a maximum total debt to consolidated tangible net worth covenant (3:1). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility.
As of June 30, 2017, the Company had $100,798 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.
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
The Company posted agreed-upon initial margin in cash and is required to post additional margin based on the fair value of the underlying collateral. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets.
Additionally, the undrawn amount is subject to a 1.8% non-use fee. The DB Facility contains customary terms and conditions for facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
As of June 30, 2017, the Company had $143,372 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
The Company was in compliance with the financial covenants under its borrowing agreements at June 30, 2017 and December 31, 2016.
Note 8 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At June 30, 2017, the March 2019 Notes had a carrying value of $142,007 and an unamortized discount of $1,743.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes," and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,615. At June 30, 2017, the August 2019 Notes had a carrying value of $108,942 and an unamortized discount of $2,058.
The following table summarizes the terms of the 2019 Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	57.1177	3/15/2019	1.71 years
August 2019 Notes	$111,000	5.50%	6.50%	57.1177	3/15/2019	1.71 years

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

The Company may not redeem the 2019 Notes prior to maturity. The sale price of the Company's common stock on June 30, 2017 of $18.55 was greater than the per share conversion price of the 2019 Notes. The Company has the intent and ability to settle the 2019 Notes in cash and, as a result, the 2019 Notes did not have any impact on the Company's diluted earnings per share.
In accordance with ASC 470 the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the 2019 Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the 2019 Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $11,445 of the proceeds to the equity component of the 2019 Notes, which represents the excess proceeds received over the fair value of the liability component of the 2019 Notes at the date of issuance. The equity component of the 2019 Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2017. The resulting debt discount is being amortized over the period during which the 2019 Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the 2019 Notes will increase in subsequent reporting periods through the maturity date as the 2019 Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $3,503 and $7,006 for the three and six months ended June 30, 2017, respectively. The aggregate contractual interest expense was approximately $3,503 and $7,006 for the three and six months ended June 30, 2016, respectively. With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $913 and $1,814 for the three and six months ended June 30, 2017, respectively. With respect to the amortization of the discount on the liability component of the 2019 Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $883 and $1,759 for the three and six months ended June 30, 2016, respectively.

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
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation and classified it as CMBS (Held-to-Maturity) on its condensed consolidated financial statements. During May 2017, the loan and associated CMBS (Held-to-Maturity) were fully repaid and the related Securities, held-to-maturity and participation sold line items were removed from the Company's condensed consolidated balance sheet.
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

The following table summarizes the Company's non-designated foreign exchange (“Fx”) forwards as of June 30, 2017:

Type of Derivative	June 30, 2017
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	9	156,458	GBP	July 2017- March 2018

The following table summarizes the Company's non-designated Fx forwards as of December 31, 2016:

Type of Derivative	December 31, 2016
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	11	148,310	GBP	January 2017- December 2017
The Company has not designated any of its derivative instruments as hedges as defined in ASC 815, Derivatives and Hedging and, therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to the Company’s derivative instruments for the three and six months ended June 30, 2017 and 2016.

		Three months ended June 30,		Six months ended June 30,
	Location of Loss Recognized in Income	2017	2016	2017	2016
Forward currency contract	Gain (loss) on derivative instruments - unrealized	$(7,438)	$13,426	$(10,321)	$12,116
Forward currency contract	Gain (loss) on derivative instruments - realized	46	(95)	(110)	5,989
Interest rate caps (1)	Gain (loss) on derivative instruments - unrealized	3	(18)	(3)	(90)
Sub-total		$(7,389)	$13,313	$(10,434)	$18,015

Forward currency contract	Income (loss) from unconsolidated joint venture	(587)	—	(587)	—
Total		$(7,976)	$13,313	$(11,021)	$18,015

(1)	With a notional amount of $42,830 and $48,120 at June 30, 2017 and 2016, respectively.

The following table summarizes the gross asset and liability amounts related to the Company's derivative instruments at June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Interest rate caps	$—	$3	$3	$23	$—	$23
Forward currency contract	(4,691)	253	(4,438)	5,883	—	5,883
Total derivative instruments	$(4,691)	$256	$(4,435)	$5,906	$—	$5,906

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
For the three and six months ended June 30, 2017, the Company incurred approximately $7,742 and $15,175, respectively, in base management fees under the Management Agreement. For the three and six months ended June 30, 2016, respectively, the Company incurred approximately $5,242 and $10,471 in base management fees under the Management Agreement. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and six months ended June 30, 2017, the Company paid expenses totaling $76 and $194, respectively, related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. For the three and six months ended June 30, 2016, the Company paid expenses totaling $44 and $842, respectively, related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the condensed consolidated balance sheet at June 30, 2017 and December 31, 2016 are approximately $7,742 and $7,015, respectively, for base management fees incurred but not yet paid under the Management Agreement.

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
In May 2017, the Company sold its remaining ownership interest in Champ LP, to unaffiliated third parties for €21,792 or $24,498, resulting in a loss of $3,305. As of June 30, 2017, the Company had no interest in Champ LP.

Loans receivable
In June, 2017, the Company increased its outstanding loan commitment through the acquisition of an additional $25,000 of interests in an existing pre-development mezzanine loan from a fund managed by an affiliate of the Manager, increasing the Company's total outstanding loan commitment to $100,000. The pre-development mezzanine loan is for the construction of a residential condominium building in New York, New York and is part of a $300,000 mezzanine loan.

Note 12 – Share-Based Payments
On September 23, 2009, the Company’s board of directors approved the Apollo Commercial Real Estate Finance, Inc., 2009 Equity Incentive Plan (as amended from time to time, the “LTIP”). The LTIP provides for grants of restricted common stock, restricted stock units ("RSUs") and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of the Company’s board of directors (the “Compensation Committee”) and all grants under the LTIP must be approved by the Compensation Committee.
The Company recognized stock-based compensation expense of $3,461 and $7,252, respectively, for the three and six months ended June 30, 2017, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $1,938 and $3,606, respectively, for the three and six months ended June 30, 2016, related to restricted common stock and RSU vesting. The following table summarizes the activity related to restricted common stock and RSUs during the six months ended June 30, 2017:

Type	Date	Restricted Stock	RSUs	Estimated Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at December 31, 2016		150,110	1,703,775

Cancelled upon delivery	January 2017	—	(332,349)	n/a	n/a	n/a
Vested	January 2017	(5,161)	—	n/a	n/a	n/a
Forfeiture	March 2017	—	(1,971)	n/a	n/a	n/a
Vested	April 2017	(5,164)		n/a	n/a	n/a
Grant	April 2017	14,674	—	$275	April 2018	April 2020
Canceled upon delivery	May 2017	—	(1,971)	n/a	n/a	n/a

Outstanding at June 30, 2017		154,459	1,367,484

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2017.

Vesting Date	Restricted Stock Vesting	RSU Vesting	Total Awards
July 2017	4,004	544	4,548
October 2017	3,997	—	3,997
December 2017	53,923	601,218	655,141
January 2018	2,749	—	2,749
April 2018	7,645	—	7,645
June 2018	—	544	544
July 2018	1,420	—	1,420
October 2018	1,424	—	1,424
December 2018	41,670	484,066	525,736
January 2019	1,419	—	1,419
April 2019	6,314	—	6,314
December 2019	25,000	281,112	306,112
April 2020	4,894	—	4,894
	154,459	1,367,484	1,521,943

At June 30, 2017, the Company had unrecognized compensation expense of approximately $2,063 and $19,937, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the six months ended June 30, 2017, the Company delivered 200,569 shares of common stock for 334,320 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $2,330 for the six months ended June 30, 2017, and is included as a reduction of capital increase related to the Company's equity incentive plan in the condensed consolidated statement of changes in stockholders’ equity.
Note 13 – Stockholders’ Equity
The Company's authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2017, 105,437,919 shares of common stock were issued and outstanding and there were 3,450,000 shares of 8.625% Series A Cumulative Redeemable Perpetual Preferred
Stock ("Series A Preferred Stock") issued and outstanding, 8,000,000 shares of 8.00% Fixed-to-Floating Series B Cumulative
Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") issued and outstanding and 6,900,000 shares of 8.00%
Fixed-to-Floating Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") issued and outstanding.
Dividends. During 2017, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 14, 2017	March 31, 2017	April 17, 2017	$0.4600
June 15, 2017	June 30, 2017	July 17, 2017	$0.4600

During 2017, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Per Share
March 14, 2017	March 31, 2017	April 17, 2017	$0.5391
June 15, 2017	June 30, 2017	July 17, 2017	$0.5391
During 2017, the Company declared the following dividends on its Series B Preferred Stock:

Declaration Date	Record Date	Payment Date	Per Share
March 14, 2017	March 31, 2017	April 17, 2017	$0.5000
June 15, 2017	June 30, 2017	July 17, 2017	$0.5000

During 2017, the Company declared the following dividends on its Series C Preferred Stock:

Declaration Date	Record Date	Payment Date	Per Share
March 14, 2017	March 31, 2017	April 28, 2017	$0.5000
June 15, 2017	June 30, 2017	July 31, 2017	$0.5000

Common Stock Offerings. During the second quarter of 2017, the Company completed a follow-on public offering of 13,800,000 shares of its common stock, at a price of $18.05 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $248,900 after deducting estimated offering expenses.

During the fourth quarter of 2016, the Company completed a follow-on public offering of 10,500,000 shares of its common stock, at a price of $16.97 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $177,796 after deducting estimated offering expenses.

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

Loan Commitments. As described in "Note 5 - Loans, Held for Investment", at June 30, 2017, the Company had $119,813 of unfunded commitments related to its commercial mortgage loan portfolio and subordinate loan portfolio.
Note 15 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the condensed consolidated balance sheet at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$214,016	$214,016	$200,996	$200,996
Restricted cash	57,665	57,665	62,457	62,457
Securities, held-to-maturity	—	—	146,352	146,352
Commercial mortgage loans	2,037,971	2,034,082	1,641,856	1,648,896
Subordinate loans	1,240,363	1,244,548	1,051,236	1,060,882
Borrowings under repurchase agreements	(1,340,254)	(1,338,368)	(1,146,566)	(1,146,807)
Convertible senior notes, net	(250,949)	(274,262)	(249,994)	(268,124)
Participations sold	—	—	(84,979)	(85,072)
To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. Estimates of fair value for cash and cash equivalents, restricted cash and convertible senior notes, net are measured using observable Level I inputs as defined in "Note 3 - Fair Value Disclosure." Estimates of fair value for all other financial instruments in the table above are measured using significant estimates, or unobservable Level III inputs as defined in "Note 3 - Fair Value Disclosure."
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
The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three and six months ended June 30, 2017 and June 30, 2016:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$36,235	$10,338	$83,359	$28,956
Preferred dividends	(9,310)	(5,860)	(18,620)	(11,675)
Net income available to common stockholders	26,925	4,478	64,739	17,281
Dividends declared on common stock	(48,501)	(31,005)	(90,647)	(62,002)
Dividends on participating securities	(630)	(437)	(1,259)	(885)
Net (loss) attributable to common stockholders	$(22,206)	$(26,964)	$(27,167)	$(45,606)
Denominator:
Basic weighted average shares of common stock outstanding	95,428,134	67,402,311	93,530,831	67,393,751
Diluted weighted average shares of common stock outstanding	96,796,289	68,374,557	94,907,762	68,351,137
Basic and diluted net income per weighted average share of common stock
Distributable Earnings	$0.51	$0.46	$0.97	$0.92
Undistributed (loss)	$(0.23)	$(0.40)	$(0.29)	$(0.68)
Basic and diluted net income per share of common stock	$0.28	$0.06	$0.68	$0.24
For the three and six months ended June 30, 2017, 1,368,155 and 1,376,930 unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and six months ended June 30, 2016, 972,246 and 957,386 unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

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
The following table provides the pro forma consolidated operational data as if the AMTG Merger had occurred on January 1, 2016:

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2016	June 30, 2016
Total revenue	$94,257	$190,565
Net income attributable to common shareholders	24,778	24,546

Common shares outstanding at June 30, 2016	67,402,311	67,402,311
Net income per common share, basic and diluted	$0.36	$0.36
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

 Note 18 – Subsequent Events

On July 3, 2017, the Company announced that it will redeem all 3,450,000 issued and outstanding shares of the Series A Preferred Stock on August 2, 2017. The Series A Preferred Stockholders are entitled to the redemption price of $25.00 plus unpaid dividends of $0.1079 per share.

In July 2017, the Company received approximately $60,000 in proceeds from sales and principal pay downs from two CMBS.

Subsequent to the end of the second quarter, the Company committed capital to the following commercial real estate debt investments:

•	$125,000 and £60,000 of first mortgage loans ($125,000 and £32,190 of which were funded);

•	$37,500 of subordinate loans ($37,500 of which were funded); and

•	$2,900 for previously closed loans.

The Company received approximately $50,400 from loan repayments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands—except share and per share data)
FORWARD-LOOKING INFORMATION
The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and governments outside of the United States and changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including repurchase agreement financing and securitizations; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; the Company’s continued maintenance of its qualification as a REIT for U.S. federal income tax purposes; the Company’s continued exclusion from registration under the Investment Company Act of 1940, as amended; the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation, including litigation arising from the AMTG Merger and related transactions.
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

Although the Company does not participate in the conduit lending market, the Company believes that an active CMBS market can be viewed as an indicator of the active commercial real estate lending markets. New-issue CMBS issuance continued in 2016 with total issuance in the United States of approximately $76 billion. Despite the robust issuance in 2016, current volumes of CMBS issuance are still moderate relative to the peak of the market, which saw more than $229 billion in CMBS issuance in 2007, creating significant opportunities for non-CMBS lenders such as the Company.

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
Investments
The following table sets forth certain information regarding the Company’s investments at June 30, 2017:

Description	Current Principal Balance	Amortized Cost	Weighted Average Yield (2)	Debt	Cost of Funds	Equity at cost	Current Weighted Average Underwritten IRR (1)(2)	Fully- Levered Weighted Average Underwritten IRR (1)(2)(3)
First mortgages	$2,054,855	$2,037,971	7.3%	$1,096,084	3.6%	$941,887	11.3%	14.1%
Subordinate loans	1,247,275	1,240,363	13.5	—	—	1,240,363	13.5	13.5
CMBS (4)	300,064	293,312	4.3	244,170	3.3	106,806	4.3	4.3
Total/Weighted Average	$3,602,194	$3,571,646	9.2%	$1,340,254	3.5%	$2,289,056	12.2%	13.3%

(1)
Internal rate of return ("IRR") is the annualized effective compounded return rate that accounts for the time-value of money and represents the rate of return on an investment over a holding period expressed as a percentage of the investment. It is the discount rate that makes the net present value of all cash outflows (the costs of investment) equal to the net present value of cash inflows (returns on investment). It is derived from the negative and positive cash flows resulting from or produced by each transaction (or for a transaction involving more than one investment, cash flows resulting from or produced by each of the investments), whether positive, such as investment returns, or negative, such as transaction expenses or other costs of investment, taking into account the dates on which such cash flows occurred or are expected to occur, and compounding interest accordingly. The underwritten IRR for the investments shown in the above table reflect the returns underwritten by the Manager, taking into account leverage and calculated on a weighted average basis assuming no dispositions, early prepayments or defaults but assuming that extension options are exercised and that the cost of borrowings remains constant over the remaining term. With respect to certain loans, the underwritten IRR calculation assumes certain estimates with respect to the timing and magnitude of future fundings for the remaining commitments and associated loan repayments, and assumes no defaults. There can be no assurance that the actual IRRs will equal the underwritten IRRs shown in the table. See “Item 1A - Risk Factors -The Company may not achieve its underwritten internal rate of return on its investments which may lead to future returns that may be significantly lower than anticipated” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of some of the factors that could adversely impact the returns received by the Company from the investments shown in the table or elsewhere in the Company's annual report over time.
(2) Beginning this quarter, and going forward, both the weighted average yields and the weighted average IRRs in the chart above reflect LIBOR at quarter end. Historically, The Company reported weighted average yields and weighted average underwritten IRRs reflecting the forward LIBOR curve.
(3) The Company's ability to achieve the underwritten levered weighted average IRR depends upon the availability of the JPMorgan Facility or any replacement facility with similar terms with regard to its portfolio of first mortgage loans.   Without such availability, the levered weighted average underwritten IRR will be lower than the amount shown above.
(4) CMBS includes $57,665 of restricted cash related to the UBS Facility and the DB Facility.

The Company's average asset and debt balances for the six months ended June 30, 2017, were:

	Average month-end balances for the six months ended June 30,2017
Description	Assets	Related debt
First mortgages	$1,950,575	$1,165,539
Subordinate loans (1)	1,180,951	3,000
CMBS	277,035	261,285

(1) Subordinate loans also include CMBS (Held-to-Maturity).
Investment Activity
During the first quarter of 2017, the Company committed capital of $332,800 to first mortgage loans ($259,000 of which were funded during the first quarter). The Company also committed $117,500 of subordinate loans, all of which were funded during the first quarter. In addition, during the first quarter the Company funded approximately $115,800 for previously closed loans and received repayments of $44,075.
During the second quarter of 2017, the Company committed capital of $74,931 to first mortgage loans, all of which were funded during the second quarter. The Company also committed $33,000 of subordinate loans ($28,000 of which were funded during the second quarter). In addition, during the second quarter the Company funded approximately $29,389 for previously closed loans and received repayments of $86,251.
Net Income Available to Common Stockholders
For the three months ended June 30, 2017 and June 30, 2016, respectively, the Company’s net income available to common stockholders was $26,925, or $0.28 per share, and $4,478, or $0.06 per share. For the six months ended June 30, 2017 and June 30, 2016, respectively, the Company’s net income available to common stockholders was $64,739, or $0.68 per share, and $17,281, or $0.24 per share.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics:

	Three Months Ended June 30,		2017 vs. 2016	Six Months Ended June 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Net interest income:
Interest income from securities	$3,366	$7,607	$(4,241)	$6,622	$15,656	$(9,034)
Interest income from securities, held to maturity	1,334	2,826	(1,492)	4,132	5,722	(1,590)
Interest income from commercial mortgage loans	37,089	24,140	12,949	71,487	45,267	26,220
Interest income from subordinate loans	39,640	28,067	11,573	74,030	57,442	16,588
Interest expense	(19,205)	(15,722)	(3,483)	(36,235)	(30,364)	(5,871)
Net interest income	62,224	46,918	15,306	120,036	93,723	26,313
Operating expenses:
General and administrative expenses	(5,200)	(4,922)	(278)	(10,958)	(13,104)	2,146
Management fees to related party	(7,742)	(5,242)	(2,500)	(15,175)	(10,471)	(4,704)
Total operating expenses	(12,942)	(10,164)	(2,778)	(26,133)	(23,575)	(2,558)
Income (loss) from unconsolidated joint venture	(3,305)	59	(3,364)	(2,847)	127	(2,974)
Other income	244	22	222	352	25	327
Provision for loan losses and impairments	(5,000)	(15,000)	10,000	(5,000)	(15,000)	10,000
Realized loss on sale of assets	—	—	—	(1,042)	—	(1,042)
Unrealized (loss) on securities	(4,510)	(11,728)	7,218	(1,658)	(26,802)	25,144
Foreign currency gain (loss)	6,913	(13,082)	19,995	10,085	(17,557)	27,642
Gain (loss) on derivative instruments	(7,389)	13,313	(20,702)	(10,434)	18,015	(28,449)
Net income	$36,235	$10,338	$25,897	$83,359	$28,956	$54,403
Net interest income

Net interest income increased by $15,306 and $26,313 during the three and six months ended June 30, 2017, respectively as compared to the same periods in 2016. The increase was primarily due to an increase in the principal balance of the Company's loan portfolio, by $1,073,199 as of June 30, 2017 compared to June 30, 2016 and an increase in one-month LIBOR of 0.75% from 0.47% as of June 30, 2016 to 1.12% as of June 30, 2017. This increase in net interest income was partially offset by an increase in interest expense due to an increase in the Company's debt balance of $114,159 as of June 30, 2017 compared to June 30, 2016 and a decrease in the principal balance of the Company's securities by $260,716 as of June 30, 2017 compared to June 30, 2016.
General and administrative expenses
Excluding $1,325 in expenses related to the AMTG merger, general and administrative expenses increased by $1,603 for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily driven by $1,523 of additional non-cash restricted stock amortization related to shares awarded under the Company's long-term incentive plans and a $80 increase in general operating expenses.
Excluding $6,400 in expenses related to the AMTG merger, general and administrative expenses increased by $4,254 for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily driven by $3,646 of additional non-cash restricted stock amortization related to shares awarded under the Company's long-term incentive plans and a $608 increase in general operating expenses.
Management fees to related party
Management fee expense increased by $2,500 and $4,704 during the three and six months ended June 30, 2017, respectively as compared to the same periods in 2016. The increase is primarily attributable to an increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s issuance of common and preferred equity in connection with the AMTG Merger in 2016, and the Company’s follow-on common equity offerings in December 2016 and June 2017. Management fees and the relationship between the Company and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, in “Note 11—Related Party Transactions.”
Income (loss) from unconsolidated joint venture

Income (loss) from unconsolidated joint ventures consists of activity related to our ownership interest in Champ LP, as described in Note 6 to the unaudited condensed consolidated financial statements - Unconsolidated Joint Ventures. In May 2017, the Company sold its remaining ownership interest in Champ LP, to unaffiliated third parties, resulting in a loss of $3,305, which is the primary driver for the increase in the loss from unconsolidated joint ventures during the three and six months ended June 2017 compared to the same periods in 2016. The realized loss included currency translation losses, which were previously included in accumulated other comprehensive loss on the Company's condensed consolidated statement of changes in stockholders' equity.
Provision for loan losses and impairments
During the three and six months ended June 30, 2017, the Company recorded a $5,000 provision for loan losses and impairment on an investment in a fully-built, for-sale residential condominium units located in Bethesda, MD. During the three and six months June 30, 2016, the Company recorded a loan loss provision of $10,000 on a multifamily commercial mortgage loan and $5,000 on a multifamily subordinate loan secured by a multifamily property located in Williston, ND.
Realized loss on sale of assets
Realized losses on the sale of assets relate to the sale of CMBS. These losses were $0 and $1,042 for the three and six months ended June 30, 2017, respectively and there were no losses for the three and six months ended June 30, 2016.
The $1,042 in realized losses on the sale of assets during the six months ended June 30, 2017 as compared to the same period in 2016 resulted from the sale of securities during the first quarter of 2017 and no such sales occurred during the comparative period. These were no realized gains or losses on the sale of assets during the three months ended June 30, 2017.
Unrealized (loss) on securities
Unrealized losses on securities relate to the change in fair value of the CMBS portfolio where the Company has elected the fair value option and were $4,510 and $1,658 for the three and six months ended June 30, 2017, respectively and $11,728 and $26,802 for the three and six months ended June 30, 2016, respectively.
Foreign currency gain (loss) and gain (loss) on derivative instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars. The Company has in the past used and may in the future use interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under repurchase agreements. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. As a result of mitigating the impact of this exposure, when foreign currency gains (losses) and gain (losses) on derivative instruments are looked at on a combined basis the net impact for the three and six months ended June 30, 2017 was ($476) and ($349), respectively and the net impact for the three and six months ended June 30, 2016 was $231 and $458, respectively.

Dividends
Dividends. For the six months ended June 30, 2017, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
March 14, 2017	March 31, 2017	April 17, 2017	$0.46
June 15, 2017	June 30, 2017	July 17, 2017	$0.46

For the six months ended June 30, 2017, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 14, 2017	March 31, 2017	April 17, 2017	$0.5391
June 15, 2017	June 30, 2017	July 17, 2017	$0.5391

For the six months ended June 30, 2017, the Company declared the following dividends on its Series B Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 14, 2017	March 31, 2017	April 17, 2017	$0.5000
June 15, 2017	June 30, 2017	July 17, 2017	$0.5000

For the six months ended June 30, 2017, the Company declared the following dividends on its Series C Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 14, 2017	March 31, 2017	April 28, 2017	$0.5000
June 15, 2017	June 30, 2017	July 31, 2017	$0.5000
Subsequent Events
Refer to "Note 18 - Subsequent Events" to the unaudited condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2017.

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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at June 30, 2017. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
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
As of June 30, 2017, the Company had $794,404 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.

DB Repurchase Facility
On September 29, 2016, the Company, through indirect wholly-owned subsidiaries, entered into the DB Repurchase Facility which provides for maximum total borrowings of $563,813 comprised of the $450,000 and £45,000 repurchase facility and a $55,200 asset specific financing in connection with financing first mortgage loans secured by real estate. The DB

Repurchase Facility matures in March 2018 with two one-year extension options available at the Company's option, subject to certain conditions. Amounts borrowed under the DB Repurchase Facility bear interest at spreads ranging from 2.10% to 3.00% over one-month LIBOR. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.
As of June 30, 2017, the Company had $263,980 borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.

Goldman Loan
On January 26, 2015, the Company, through an indirect wholly-owned subsidiary, entered into the Goldman Loan. The Goldman Loan provides for a purchase price of $37,700 and a repurchase date of the earliest of: (1) April 30, 2019, (2) an early repurchase date as a result of repayment or sale of the purchased loan, or (3) an accelerated repurchase date as a result of certain events of default. Subject to the terms and conditions thereof, the Goldman Loan provides for the purchase and sale of certain participation interests in a mortgage loan secured by single-family and condominium properties. Prior to an event of default, amounts borrowed under the Goldman Loan bear interest at a spread of 3.5% plus one-month LIBOR. In addition, the Goldman Loan provides that margin calls may occur during the continuance of certain credit events if the market value of the mortgaged properties drop below an agreed upon percentage. The Goldman Loan contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase agreements. The Company has agreed to the following restrictive covenants, among others: (1) continuing to operate in a manner that allows the Company to qualify as a REIT and (2) financial covenants, including (A) a minimum consolidated tangible net worth covenant ($750,000), (B) maximum total indebtedness to consolidated tangible net worth (3:1), (C) minimum liquidity ($15,000), (D) minimum sum of (i) cash liquidity and (ii) “near cash liquidity” (5.0% of the Company’s total recourse indebtedness), (E) minimum net income (one U.S. dollar during any four consecutive fiscal quarters) and (F) a minimum ratio of EBITDA to interest expense (1.5 to 1.0). The Company has also agreed to provide a guarantee of the obligations under the Goldman Loan.
As of June 30, 2017, the Company had $37,700 of borrowings outstanding under the Goldman Loan secured by one commercial mortgage loan held by the Company.

UBS Facility
In September 2013, the Company, through an indirect wholly-owned subsidiary, entered into the UBS Facility, which currently provides that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS Facility matures in September 2017, with a one-year extension available at the Company's option, subject to certain conditions. Advances under the UBS Facility accrue interest at a per annum pricing rate equal to a spread of 1.55% per annum over the rate implied by the fixed rate bid under a fixed-for-floating interest rate swap for the receipt of payments indexed to six-month U.S. dollar LIBOR. The Company posted agreed-upon initial margin in cash and is required to post additional margin based on the fair value of the underlying collateral. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets. Additionally, depending on the utilization rate of the facility, a portion of the undrawn amount may be subject to non-use fees. The UBS Facility contains customary terms and conditions for facilities of this type and financial covenants to be met by the Company, including a minimum net asset value covenant (which shall not be less than an amount equal to $500,000) and a maximum total debt to consolidated tangible net worth covenant (3:1). The Company has agreed to provide a full guarantee of the obligations of its indirect wholly-owned subsidiary under the UBS Facility.
As of June 30, 2017, the Company had $100,798 of borrowings outstanding under the UBS Facility secured by CMBS held by the Company.

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
The Company posted agreed-upon initial margin in cash and is required to post additional margin based on the fair value of the underlying collateral. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets.

Additionally, the undrawn amount is subject to a 1.8% non-use fee. The DB Facility contains customary terms and conditions for facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
As of June 30, 2017, the Company had $143,372 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
Convertible Senior Notes
In 2014, the Company issued, in two offerings with an aggregate principal amount of $254,750, 5.50% Convertible Senior Notes due 2019, for which the Company received aggregate net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $248,652.
Cash Generated from Offerings
During the second quarter of 2017, the Company completed a follow-on public offering of 13,800,000 shares of its common stock, at a price of $18.05 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $248,900 after deducting estimated offering expenses.
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
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of cash available, which was $214,016 as of June 30, 2017, principal and interest payments the Company receives on its portfolio of assets, and available borrowings under its repurchase agreements. The Company expects its other sources of cash to consist of cash generated from operations and prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings.
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

The board of directors must approve any change in these investment guidelines.

Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of June 30, 2017 are summarized as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility (1)	$460,407	$365,937	$—	$—	$826,344
DB Repurchase Facility (1)	68,640	209,841	—	—	278,481
Goldman Loan (1)	1,799	39,059	—	—	40,858
UBS Facility	2,828	101,288	—	—	104,116
DB Facility	147,289	—	—	—	147,289
Convertible Senior Notes	12,844	265,842	—	—	278,686
Unfunded loan commitments (2)	112,380	7,433	—	—	119,813
Total	$806,187	$989,400	$—	$—	$1,795,587

(1) Assumes current LIBOR of 1.22% for interest payments due under the JPMorgan Facility, the DB Repurchase Facility and the Goldman Loan.
(2) Based on the Company's expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect the Company’s operating results.
Loan Commitments. At June 30, 2017, the Company had $119,813 of unfunded commitments related to its commercial mortgage loan portfolio and subordinate loan portfolio.
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
Non-GAAP Financial Measures
Operating Earnings
For the three and six months ended June 30, 2017, the Company’s Operating Earnings were $44,596, or $0.46 per share, and $83,218, or $0.88 per share, respectively. For the three and six months ended June 30, 2016, the Company’s Operating Earnings were $33,435, or $0.49 per share, and $63,258, or $0.93 per share, respectively. Operating Earnings is a non-GAAP financial measure that is defined by the Company as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses) other than realized gains/(losses) related to interest income, (v) the non-cash amortization expense related to the reclassification of a portion of the convertible senior notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses and impairments. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of the Company's independent directors.
In order to evaluate the effective yield of the portfolio, the Company uses Operating Earnings to reflect the net investment income of the Company’s portfolio as adjusted to include the net interest expense related to the Company’s derivative instruments. Operating Earnings allows the Company to isolate the net interest expense associated with the Company’s swaps in order to monitor and project the Company’s full cost of borrowings. The Company also believes that its investors use Operating Earnings, or a comparable supplemental performance measure, to evaluate and compare the performance of the Company and its peers and, as such, the Company believes that the disclosure of Operating Earnings is useful to its investors.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income available to common stockholders	$26,925	$4,478	$64,739	$17,281
Adjustments:
Equity-based compensation expense	3,461	1,938	7,252	3,606
Unrealized loss on securities	4,510	11,728	1,658	26,802
Unrealized (gain) loss on derivative instruments	7,389	(13,313)	10,434	(18,015)
Foreign currency (gain) loss, net	(6,958)	13,082	(10,284)	17,557
Amortization of the 2019 Notes related to equity reclassification	618	582	1,226	1,154
(Income) loss from unconsolidated joint venture	3,305	(59)	2,847	(127)
Provision for loan losses and impairments	5,000	15,000	5,000	15,000
Realized gain from unconsolidated joint venture	346	—	346	—
Total adjustments:	17,671	28,958	18,479	45,977
Operating Earnings	$44,596	$33,435	$83,218	$63,258
Basic and diluted Operating Earnings per share of common stock	$0.46	$0.49	$0.88	$0.93
Basic weighted average shares of common stock outstanding	95,428,134	67,402,311	93,530,831	67,393,751
Diluted weighted average shares of common stock outstanding	96,796,289	68,374,557	94,907,762	68,351,137

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
At June 30, 2017, all of the Company’s borrowings outstanding under the Goldman Loan, the JPM Facility and the DB Repurchase Facility were floating-rate borrowings. At June 30, 2017, the Company also had floating rate assets with a face amount of $2,969,161 resulting in net variable rate exposure of $1,873,076. A 50 basis point increase in LIBOR would increase the quarterly net interest income related to this variable rate exposure by approximately $3,512. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment.  Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended June 30, 2017, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s risk factors during the three and six months ended June 30, 2017.
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

August 1, 2017

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