Form 10-Q
period 2017-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2017-11-01
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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
As of October 31, 2017, there were 107,121,235 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Part I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share and per share data)

	September 30, 2017	December 31, 2016
Assets:
Cash	$140,229	$200,996
Restricted cash	76	62,457
Securities, at estimated fair value	191,902	331,076
Securities, held-to-maturity	—	146,352
Commercial mortgage loans, held for investment, net	2,218,222	1,641,856
Subordinate loans, held for investment, net	1,340,378	1,051,236
Investment in unconsolidated joint venture	—	22,103
Derivative assets, net	—	5,906
Interest receivable	27,895	19,281
Other assets, net	14,240	1,714
Total Assets	$3,932,942	$3,482,977
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements (net of deferred financing costs of $10,884 and $6,763 in 2017 and 2016, respectively)	$1,278,631	$1,139,803
Convertible senior notes, net	471,911	249,994
Participations sold	—	84,979
Derivative liabilities, net	11,746	—
Accounts payable, accrued expenses and other liabilities	8,852	17,681
Payable to related party	8,309	7,015
Dividends payable	55,916	51,278
Total Liabilities	1,835,365	1,550,750
Commitments and Contingencies (see Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A preferred stock, 0 and 3,450,000 shares issued and outstanding ($0 and $86,250 aggregate liquidation preference) in 2017 and 2016, respectively	—	35
Series B preferred stock, 8,000,000 shares issued and outstanding ($200,000 aggregate liquidation preference) in 2017 and 2016	80	80
Series C preferred stock, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference) in 2017 and 2016	69	69
Common stock, $0.01 par value, 450,000,000 shares authorized, 105,451,235 and 91,422,676 shares issued and outstanding in 2017 and 2016, respectively	1,055	914
Additional paid-in-capital	2,163,539	1,983,010
Accumulated deficit	(67,166)	(48,070)
Accumulated other comprehensive loss	—	(3,811)
Total Stockholders’ Equity	2,097,577	1,932,227
Total Liabilities and Stockholders’ Equity	$3,932,942	$3,482,977

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net interest income:
Interest income from securities	$2,625	$8,029	$9,247	$23,685
Interest income from securities, held to maturity	—	2,875	4,132	8,597
Interest income from commercial mortgage loans	41,203	27,460	112,690	72,727
Interest income from subordinate loans	47,268	32,207	121,298	89,649
Interest expense	(19,855)	(17,256)	(56,089)	(47,620)
Net interest income	71,241	53,315	191,278	147,038
Operating expenses:
General and administrative expenses (includes $2,635 and $9,887 of equity based compensation in 2017 and $1,828 and $5,434 of equity compensation in 2016, respectively)	(4,629)	(8,352)	(15,587)	(21,456)
Management fees to related party	(8,309)	(5,903)	(23,484)	(16,374)
Total operating expenses	(12,938)	(14,255)	(39,071)	(37,830)
Income (loss) from unconsolidated joint venture	—	80	(2,847)	207
Other income	359	309	710	334
Provision for loan losses and impairments	—	—	(5,000)	(15,000)
Realized loss on sale of assets	(4,076)	(225)	(5,118)	(225)
Unrealized gain (loss) on securities	13,488	(9,798)	11,830	(36,601)
Foreign currency gain (loss)	7,763	(4,369)	17,848	(21,926)
Bargain purchase gain	—	40,021	—	40,021
Gain (loss) on derivative instruments (includes unrealized gains (losses) of ($7,302) and ($17,626) in 2017 and ($10,297) and $1,731 in 2016, respectively)	(7,481)	4,815	(17,916)	22,831
Net income	68,356	69,893	151,714	98,849
Preferred dividends	$(11,148)	$(9,310)	$(29,768)	$(20,985)
Net income available to common stockholders	57,208	60,583	121,946	77,864
Basic and diluted net income per share of common stock	$0.54	$0.83	$1.23	$1.11
Basic weighted average shares of common stock outstanding	105,446,704	71,919,549	97,546,437	68,913,362
Diluted weighted average shares of common stock outstanding	106,812,721	72,861,611	98,919,689	69,865,603
Dividend declared per share of common stock	$0.46	$0.46	$1.38	$1.38

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income available to common stockholders	$57,208	$60,583	$121,946	$77,864
Foreign currency translation adjustment	—	73	3,811	499
Comprehensive income	$57,208	$60,656	$125,757	$78,363

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Shares	Par	Shares	Par				Total
Balance at January 1, 2017	18,350,000	$184	91,422,676	$914	$1,983,010	$(48,070)	$(3,811)	$1,932,227
Capital increase related to Equity Incentive Plan	—	—	200,859	3	7,551	—	—	7,554
Issuance of common stock	—	—	13,800,000	138	248,883	—	—	249,021
Redemption of preferred stock	(3,450,000)	(35)	—	—	(86,215)	—	—	(86,250)
Preferred stock redemption charge	—	—	—	—	3,016	—	—	3,016
Issuance of restricted common stock	—	—	27,700	—	—	—	—	—
Offering costs	—	—	—	—	(120)	—	—	(120)
Issuance of convertible senior notes	—	—	—	—	7,414	—	—	7,414
Net income	—	—	—	—	—	151,714	—	151,714
Change in other comprehensive loss	—	—	—	—	—	—	3,811	3,811
Dividends on common stock	—	—	—	—	—	(141,042)	—	(141,042)
Dividends on preferred stock	—	—	—	—	—	(29,768)	—	(29,768)
Balance at September 30, 2017	14,900,000	$149	105,451,235	$1,055	$2,163,539	$(67,166)	$—	$2,097,577

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash flows provided by operating activities:
Net income	$151,714	$98,849
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of discount/premium and PIK interest	(15,491)	(7,443)
Amortization of deferred financing costs	4,464	3,199
Equity-based compensation	7,551	2,808
Unrealized (gain) loss on securities	(11,830)	36,601
Provision for loan losses and impairment	5,000	15,000
Income (loss) from unconsolidated joint venture	2,259	(207)
Foreign currency (gain) loss	(16,940)	21,122
Realized (gain) loss on derivative instruments	289	(21,100)
Unrealized (gain) loss on derivative instruments	17,564	(1,731)
Realized loss on sale of securities	5,118	225
Bargain purchase gain	—	(40,021)
Changes in operating assets and liabilities:
Accrued interest receivable, less purchased interest	(27,910)	(17,638)
Other assets	(983)	(121)
Accounts payable, accrued expenses and other liabilities	(8,623)	(10,410)
Payable to related party	1,295	606
Net cash provided by operating activities	113,477	79,739
Cash flows provided by (used in) investing activities:
Funding of commercial mortgage loans	(581,567)	(548,171)
Funding of subordinate loans	(475,503)	(51,921)
Payments received on commercial mortgage loans	17,062	118,120
Payments received on subordinate loans	221,478	81,524
Origination and exit fees received on commercial mortgage loans and subordinate loans	13,047	7,509
Funding of unconsolidated joint venture	(726)	(362)
Funding of other assets	(1,379)	—
Proceeds (payments) on settlements of derivative instruments	(201)	21,100
Decrease (Increase) in collateral held related to derivative contracts	(14,262)	13,110
Proceeds from sale of securities	128,945	86,451
Proceeds from sale of investment in unconsolidated joint venture	24,498	—
Payments received on securities	13,306	22,424
Payments received on securities, held-to-maturity	146,530	5,970
Payments received on other assets	—	107
Proceeds from sale of AMTG assets, net	—	1,474,111
ARI Investment in AMTG, net of cash acquired	—	189,795
Net cash provided by (used in) investing activities	(508,772)	1,419,767
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	249,021	—
Redemption of Series A preferred stock	(86,250)	—
Payment of offering costs	(359)	(45)
Proceeds from repurchase agreement borrowings	866,548	448,177
Repayments of repurchase agreement borrowings	(727,691)	(352,914)
Repayments of AMTG repurchase agreement borrowings	—	(1,254,517)
Proceeds from issuance of convertible senior notes	227,700	—
Repayments of participations sold	(85,081)	(3,770)
Payment of deferred financing costs	(8,585)	(3,741)
Dividends on common stock	(136,404)	(94,625)
Dividends on preferred stock	(26,752)	(18,646)
Net cash provided by (used in) financing activities	272,147	(1,280,081)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(123,148)	219,425
Cash, cash equivalents, and restricted cash, beginning of period	263,453	97,542
Cash, cash equivalents, and restricted cash, end of period	$140,305	$316,967
Supplemental disclosure of cash flow information:
Interest paid	$44,303	$47,093
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	$55,916	$46,028
Deferred financing costs, not yet paid	$—	$—
Offering costs payable	$41	$220
Fair value of assets acquired from AMTG	$—	$1,936
Fair value of liabilities assumed from AMTG	$—	$(1,285)
Fair value of common stock issued to AMTG	$—	$218
Fair value of preferred stock issued to AMTG	$—	$173

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. The Company's results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period.
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
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact, if any, the guidance will have on the Company's condensed consolidated financial statements when adopted.
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
In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. The Company early adopted ASU 2016-18 on June 30, 2017, which changed the Company's condensed consolidated statement of cash flows and related disclosures for all periods presented. The following is a reconciliation of the Company's cash, cash equivalents, and restricted cash to the total presented in the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2017 and September 30, 2016, respectively:

	Nine months ended September 30,
	2017	2016
Cash and cash equivalents	$140,229	$254,643
Restricted cash	76	62,324
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$140,305	$316,967

In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” or ASU 2017-12. The intention of ASU 2017-12 is to align an entity’s financial reporting for hedging activities with the economic objectives of those activities. Upon adoption of ASU 2017-12, the cumulative ineffectiveness previously recognized on existing cash flow and net investment hedges will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income (loss). The Company is currently assessing the impact, if any, the guidance will have on the Company's condensed consolidated financial statements when adopted. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and is applied retroactively.

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
The estimated fair value of the Company's CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. The Company believes that these dealers who are usually market makers in these securities utilize various valuation techniques and inputs including, but not limited to, observable trades, discounted cash flow, market yield and duration to price these securities. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information. As of December 31, 2016 the estimated fair values of the Company’s securities were based on observable inputs and were classified as Level II in the fair value hierarchy. In June 2017, the Manager determined that, based on illiquidity in the market for these securities, broker quotes lack observable inputs and thus a transfer into Level III in the fair value hierarchy was necessary. Based on this determination, as of June 30, 2017, we have applied Level III classification to these securities. In accordance with GAAP, the Company elects the fair value option for these securities at the date of purchase in order to allow the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings in order to reflect the performance of the investment in a timely manner.
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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of September 30, 2017 and December 31, 2016:

	Fair Value as of September 30, 2017				Fair Value as of December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Fair Value Option)	$—	$—	$191,902	$191,902	$—	$331,076	$—	$331,076
Derivative instruments, net	—	(11,746)	—	(11,746)	—	5,906	—	5,906
Total	$—	$(11,746)	$191,902	$180,156	$—	$336,982	$—	$336,982

The following is a reconciliation of investments for which Level III inputs were used in determining fair value:

CMBS
Fair value at December 31, 2016	$—
Transfers into Level III (1)	254,484
Net realized loss on investments	(4,076)
Net increase in unrealized gain on investments	13,488
Sales and repayments of investments	(71,073)
Amortization of purchase discount, net	(921)
Fair value at September 30, 2017	$191,902
———————
(1) Transfers into Level III of the fair value hierarchy represent investments that experienced an insignificant level of market activity during the period and were thus valued in the absence of observable inputs. Transfers into Level III of the fair value hierarchy are recorded at the end of the reporting period. In June 2017, the Manager determined that, based on illiquidity in the market for these securities, broker quotes, which are the primary valuation technique used to mark these investments at fair value, lack observable inputs and thus a transfer into Level III was necessary. Based on this determination, as of June 30, 2017, we have applied Level III classification to these securities.

The following table summarizes information about significant unobservable inputs used in the fair value measurement of Level III investments as of September 30, 2017. There were no Level III investments as of December 31, 2016:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range
CMBS	191,902	Broker quotes	Price (1)	63 - 101
———————
(1) A significant increase (decrease) in the unobservable input in isolation would result in significantly higher (lower) fair value measurement.

Note 4 – Securities
At September 30, 2017, all of the Company's CMBS (Fair Value Option) were pledged to secure borrowings under the Company’s master repurchase agreement Deutsche Bank AG ("DB") (the "DB Facility"). The Company's master repurchase agreement with UBS AG, London Branch ("UBS") (the "UBS Facility") matured in September, 2017 and was fully repaid by the Company. See "Note 7 - Borrowings Under Repurchase Agreements" for further information regarding these facilities.

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
The amortized cost and estimated fair value of the Company’s debt securities at September 30, 2017 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	$222,522	$217,242	$247	$(25,587)	$191,902
During the nine months ended September 30, 2017, the Company sold securities resulting in a net realized loss of $5,118.
The amortized cost and estimated fair value of the Company’s debt securities at December 31, 2016 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	$375,861	$368,247	$292	$(37,463)	$331,076
CMBS (Held-to-Maturity)	146,530	146,352	—	—	146,352
Total	$522,391	$514,599	$292	$(37,463)	$477,428

During August 2016, the Company sold CMBS with an amortized cost of $86,676 resulting in a net realized loss of $225, which was comprised of realized gains of $90 and realized losses of $315. The sale generated net proceeds of $16,222 after the repayment of $70,229 of borrowings under the DB Facility.
The overall statistics for the Company’s CMBS (Fair Value Option) calculated on a weighted average basis as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Credit Ratings *	BB-D	B+-NR
Coupon	5.9%	5.9%
Yield	4.2%	6.0%
Weighted Average Life	2.0 years	2.5 years
 -————————

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.

The percentage vintage, property type and location of the collateral securing the Company's CMBS (Fair Value Option) calculated on a weighted average basis as of September 30, 2017 and December 31, 2016 are as follows:

Vintage	September 30, 2017	December 31, 2016
2005	—%	2.0%
2006	21.2	12.1
2007	57.0	73.5
2008	21.8	12.4
Total	100.0%	100.0%

Property Type	September 30, 2017	December 31, 2016
Office	37.8%	34.6%
Retail	25.8	29.0
Multifamily	13.6	12.4
Other (1)	22.8	24.0
Total	100.0%	100.0%
 ———————
(1) No other individual category comprises more than 10% of the total.

Location	September 30, 2017	December 31, 2016
South Atlantic	28.3%	23.8%
Middle Atlantic	11.9	16.7
Pacific	5.8	15.3
East North Central	16.7	10.8
Other (1)	37.3	33.4
Total	100.0%	100.0%
———————
 (1) No other individual category comprises more than 10% of the total.
Note 5 – Loans, Held for Investment
The Company’s loans receivable are comprised of the following:

Loan Type	September 30, 2017	December 31, 2016
Commercial mortgage loans, held for investment, net	$2,218,222	$1,641,856
Subordinate loans, held for investment, net	1,340,378	1,051,236
Total loans, held for investment, net	$3,558,600	$2,693,092

Activity relating to our loans, held for investment portfolio was as follows:

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss (2)	Carrying Value
December 31, 2016	2,720,344	(12,252)	(15,000)	2,693,092
Loan fundings	1,057,070	—	—	1,057,070
Loan repayments	(238,541)	—	—	(238,541)
Unrealized gain on foreign currency translation	20,974	—	—	20,974
Provision for loan loss (2)	—	—	(1,981)	(1,981)
Deferred fees and other items (1)	—	(13,047)	—	(13,047)
PIK interest, amortization of fees and other items (1)	19,321	21,712	—	41,033
September 30, 2017	3,579,168	(3,587)	(16,981)	3,558,600

———————
(1) Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.
(2) In addition to the $1,981 provision for loan loss, the Company recorded an impairment of $3,019 against a related investment previously recorded under other assets on the Company's condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio:

	September 30, 2017	December 31, 2016
Number of loans	56	45
Principal balance	$3,579,168	$2,720,344
Carrying value	$3,558,600	$2,693,092
Unfunded loan commitments (1)	$80,164	$170,365
Weighted-average cash coupon (2)	8.5%	8.88%
  ———————

(1)
Unfunded loan commitments are primarily funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)	For floating rate loans, assumes one-month LIBOR of 1.23%and 0.77%, as of September 30, 2017 and December 31, 2016, respectively.

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio:

	September 30, 2017		December 31, 2016
Property Type	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Residential - for sale	735,551	20.7%	469,997	17.5%
Hotel	652,745	18.3%	408,428	15.2%
Urban Retail Predevelopment	644,283	18.1%	491,187	18.2%
Mixed Use	352,094	9.9%	134,797	5.0%
Office	293,093	8.2%	255,031	9.5%
Residential Rental	278,117	7.8%	309,243	11.5%
Retail Center	197,120	5.5%	209,401	7.8%
Healthcare	174,244	4.9%	170,549	6.3%
Other	154,017	4.3%	87,650	3.3%
Industrial	77,336	2.3%	156,809	5.7%
	3,558,600	100.0%	2,693,092	100.0%

	September 30, 2017		December 31, 2016
Geographic Location	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Manhattan, NY	$1,246,235	35.0%	$870,914	32.3%
Brooklyn, NY	244,501	6.9%	163,389	6.1%
Northeast	133,979	3.8%	137,770	5.1%
Southeast	530,881	14.9%	332,276	12.3%
Midwest	524,984	14.7%	405,992	15.1%
Mid Atlantic	248,786	7.0%	263,717	9.8%
West	205,274	5.8%	219,664	8.2%
Southwest	33,824	1.0%	54,614	2.0%
United Kingdom	312,159	8.7%	244,756	9.1%
Other International	77,977	2.2%	—	—%
Total	$3,558,600	100%	$2,693,092	100%

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

During the second quarter of 2017, the Company recorded a loan loss provision of $1,981 on a commercial mortgage loan secured by fully-built, for-sale residential condominium units located in Bethesda, MD. In addition to the $1,981 provision for loan loss, the Company recorded an impairment of $3,019 on a related investment previously recorded under other assets on the Company's condensed consolidated balance sheet. The loan loss provision and impairment were based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $678 dollars per square foot across properties and 15%, respectively. Effective April 1, 2017, the Company ceased accruing all interest associated with the loan and accounts for the loan on a cost-recovery basis (all proceeds are applied towards the loan balance).

During 2016, the Company recorded a loan loss provision of $10,000 on a multifamily commercial mortgage loan and $5,000 on a multifamily subordinate loan secured by a multifamily property located in Williston, ND. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were terminal capitalization rate and discount rate which were 11% and 10%, respectively. The Company ceased accruing payment in kind ("PIK") interest associated with the loan and recognizing interest income upon receipt of cash.

As of September 30, 2017, the aggregate loan loss provision was $11,981 and $5,000 for commercial mortgage loans and subordinate loans, respectively. As of December 31, 2016, the aggregate loan loss provision was $10,000 and $5,000 for commercial mortgage loans and subordinate loans, respectively.

For the three and nine months ended September 30, 2017, the Company received pre-payment penalties of $3,590 and $3,998, respectively. For the three and nine months ended September 30, 2016, the Company received pre-payment penalties of $4,000 and $5,225, respectively. The Company records pre-payment penalty income under interest income.

For the three and nine months ended September 30, 2017, the Company recognized PIK interest of $5,309 and $19,323, respectively. For the three and nine months ended September 30, 2016, the Company recognized PIK interest of $5,808 and $15,902, respectively.

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
In May 2017, the Company sold its remaining ownership interest in Champ LP to unaffiliated third parties for €21,792 or $24,498, resulting in a loss of $3,305. As of September 30, 2017, the Company had no interest in Champ LP.

Note 7 – Borrowings Under Repurchase Agreements
At September 30, 2017 and December 31, 2016, the Company’s borrowings had the following outstanding balances, maturities and weighted average interest rates:

	September 30, 2017				December 31, 2016
Lender	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)
JPMorgan Facility (3)	$1,118,000	$840,360	March 2020	L+2.27%	$943,000	$657,452	January 2019	L+2.25%
DB Repurchase Facility (4)	565,491	265,658	March 2020	L+2.35%	300,000	137,355	September 2019	L+2.66%
Goldman Loan	34,180	34,180	April 2019	L+3.50%	N/A	40,657	April 2019	L+3.50%
Sub-total	1,717,671	1,140,198		L+2.32%		835,464		L+2.38%

UBS Facility	N/A	N/A	N/A	N/A	N/A	133,899	September 2018	2.79%
DB Facility (5)	300,000	149,317	April 2018	3.48%	N/A	177,203	April 2018	3.63%
Sub-total	300,000	149,317		3.48%		311,102		3.27%

Less: deferred financing costs	N/A	(10,884)		N/A	N/A	(6,763)		N/A
Total / Weighted Average	$2,017,671	$1,278,631		3.55%		$1,139,803		3.18%
 ———————
(1) Maturity date assumes all extensions are exercised.
(2) Assumes one-month LIBOR was 1.23% and 0.77% as of September 30, 2017 and December 31, 2016, respectively.
(3) As of September 30, 2017, the Company's master repurchase agreement with JPMorgan Chase Bank, National Association
(the "JPMorgan Facility") provided for maximum total borrowings comprised of the $975,000 repurchase facility and a $143,000 asset specific financing.
(4) As of September 30, 2017, the Company's master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (the "DB Repurchase Facility") provided for maximum total borrowings comprised of the $450,000 and £45,000 repurchase facility and a $55,200 asset specific financing.
(5) Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 2.09% to 2.39% based on the rating of the collateral pledged.

At September 30, 2017, the Company’s borrowings had the following remaining maturities:

	Less than 1 year (1)	1 to 3 years (1)	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$166,273	$674,087	$—	$—	$840,360
DB Repurchase Facility	—	265,658	—	—	265,658
Goldman Loan	—	34,180	—	—	34,180
DB Facility	149,317	—	—	—	149,317
Total	$315,590	$973,925	$—	$—	$1,289,515
 ———————
(1) Assumes underlying assets are financed through the fully extended maturity date of the facility.
At September 30, 2017, the Company’s collateralized financings were comprised of borrowings outstanding under the JPMorgan Facility, the DB Repurchase Facility, the Company's repurchase agreement with Goldman Sachs Bank USA (the "Goldman Loan") and the DB Facility. The table below summarizes the outstanding balances at September 30, 2017, as well as the maximum and average month-end balances for the nine months ended September 30, 2017 for the Company's borrowings under repurchase agreements.

		For the nine months ended September 30, 2017
	Balance at September 30, 2017	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility borrowings	$840,360	$986,611	$849,355
DB Repurchase Facility borrowings	265,658	367,010	286,326
Goldman Loan borrowings	34,180	39,590	37,554
DB Facility borrowings	149,317	177,203	136,930
Total	$1,289,515

JPMorgan Facility
On March 31, 2017, the Company, through two indirect wholly owned subsidiaries, amended and restated the JPMorgan Facility, which currently provides for maximum total borrowings of $1,118,000, comprised of the $975,000 repurchase facility and a $143,000 asset specific financing, and a term expiring in March 2019 plus a one-year extension option available at the Company's option, subject to certain conditions. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 3.50% over one-month LIBOR. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of September 30, 2017, the Company had $840,360 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.
DB Repurchase Facility
On September 29, 2016, the Company, through indirect wholly-owned subsidiaries, entered into the DB Repurchase Facility which provides for maximum total borrowings of $565,491 comprised of the $450,000 and £45,000 repurchase facility as well as a $55,200 asset specific financing in connection with financing first mortgage loans secured by real estate. The DB Repurchase Facility matures in March 2018 with two one-year extension options available at the Company's option, subject to certain conditions. Amounts borrowed under the DB Repurchase Facility bear interest at spreads ranging from 2.10% to 3.00% over one-month LIBOR. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.
As of September 30, 2017, the Company had $265,658 (inclusive of £45,000) borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.
Goldman Loan
On January 26, 2015, the Company, through an indirect wholly-owned subsidiary, entered into the Goldman Loan. The Goldman Loan provides for a purchase price of $34,180 (as of September 30, 2017) and a repurchase date of the earliest of: (1) April 30, 2019, (2) an early repurchase date as a result of repayment or sale of the purchased loan, or (3) an accelerated repurchase date as a result of certain events of default. Subject to the terms and conditions thereof, the Goldman Loan provides for the purchase and sale of certain participation interests in a mortgage loan secured by single-family and condominium properties. Amounts borrowed under the Goldman Loan bear interest at a spread of 3.5% plus one-month LIBOR. In addition, the Goldman Loan provides that margin calls may occur during the continuance of certain credit events if the market value of the mortgaged properties drop below an agreed upon percentage. The Goldman Loan contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase agreements.
As of September 30, 2017, the Company had $34,180 of borrowings outstanding under the Goldman Loan secured by one commercial mortgage loan held by the Company.
UBS Facility
In September 2013, the Company, through an indirect wholly-owned subsidiary, entered into the UBS Facility, which provided that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS Facility matured in September 2017 and the Company repaid the outstanding borrowings in full.
DB Facility
In April 2014, the Company, through an indirect wholly-owned subsidiary, entered into the DB Facility, which currently provides that the Company may borrow up to $300,000 in order to finance the acquisition of CMBS. The DB Facility matures in April 2018. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 2.09% to 2.39% based on the rating of the collateral pledged.

The Company posts margin in cash based on the fair value of the underlying collateral. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets.
Additionally, the undrawn amount is subject to a 1.8% non-use fee. The DB Facility contains customary terms and conditions for facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
As of September 30, 2017, the Company had $149,317 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.

The Company was in compliance with the financial covenants under each of its borrowing agreements at September 30, 2017 and December 31, 2016.
Note 8 – Convertible Senior Notes
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $139,037. At September 30, 2017, the March 2019 Notes had a carrying value of $142,251 and an unamortized discount of $1,499.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes" and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $109,615. At September 30, 2017, the August 2019 Notes had a carrying value of $109,187 and an unamortized discount of $1,813.
On August 21, 2017, the Company issued $230,000 aggregate principal amount of 4.75% Convertible Senior Notes due 2022 (the "August 2022 Notes" and together with the 2019 Notes, the "Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $224,825. At September 30, 2017, the August 2022 Notes had a carrying value of $220,473 and an unamortized discount of $9,527.
The following table summarizes the terms of the Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
March 2019 Notes	$143,750	5.50%	6.25%	57.3034	3/15/2019	1.46 years
August 2019 Notes	$111,000	5.50%	6.50%	57.3034	3/15/2019	1.46 years
August 2022 Notes	$230,000	4.75%	5.72%	50.2260	8/23/2022	4.90 years
———————

(1)
Effective rate includes the effect of the adjustment for the conversion option (see footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount of the Notes converted, and includes adjustments relating to cash dividend payments made by the Company to stockholders that have been deferred and carried-forward in accordance with, and are not yet required to be made pursuant to, the terms of the applicable supplemental indenture.

The Company may not redeem the Notes prior to maturity. The closing price of the Company's common stock on September 29, 2017 of $18.11 was greater than the per share conversion price of the 2019 Notes and less than the per share conversion price of the August 2022 Notes. The Company has the intent and ability to settle the Notes in cash and, as a result, the Notes did not have any impact on the Company's diluted earnings per share.
In accordance with ASC 470 the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $18,859 of the proceeds to the equity component of the Notes ($11,445 to the 2019 Notes and $7,414 to the August 2022 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2017. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $4,717 and $11,722 for the three and nine months ended September 30, 2017, respectively. The aggregate contractual interest expense was approximately $3,503 and $10,508 for the three and nine months ended September 30, 2016, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $1,213 and $3,025 for the three and nine months ended September 30, 2017, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $895 and $2,654 for the three and nine months ended September 30, 2016, respectively.

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
The Company has entered into a series of forward contracts to sell an amount of foreign currency (British pound ("GBP")) for an agreed upon amount of U.S. dollars at various dates through April 2018. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by the Company related to foreign denominated loan investments.

The following table summarizes the Company's non-designated foreign exchange (“Fx”) forwards as of September 30, 2017:

Type of Derivative	September 30, 2017
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	13	197,401	GBP	October 2017- April 2018

The following table summarizes the Company's non-designated Fx forwards as of December 31, 2016:

Type of Derivative	December 31, 2016
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	11	148,310	GBP	January 2017- December 2017
The Company has not designated any of its derivative instruments as hedges as defined in ASC 815, Derivatives and Hedging and, therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to the Company’s derivative instruments for the three and nine months ended September 30, 2017 and 2016.

		Three months ended September 30,		Nine months ended September 30,
	Location of Loss Recognized in Income	2017	2016	2017	2016
Forward currency contract	Gain (loss) on derivative instruments - unrealized	$(7,308)	$(10,304)	$(17,629)	$1,812
Forward currency contract	Gain (loss) on derivative instruments - realized	(179)	15,112	(290)	21,100
Interest rate caps (1)	Gain (loss) on derivative instruments - unrealized	6	7	3	(81)
Sub-total		$(7,481)	$4,815	$(17,916)	$22,831

Forward currency contract	Income (loss) from unconsolidated joint venture	—	—	(587)	—
Total		$(7,481)	$4,815	$(18,503)	$22,831
 ———————
(1) With a notional amount of $41,507 and $46,798 at September 30, 2017 and 2016, respectively.

The following table summarizes the gross asset and liability amounts related to the Company's derivative instruments at September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Interest rate caps	$—	$1	$1	$23	$—	$23
Forward currency contract	(11,747)	—	(11,747)	5,883	—	5,883
Total derivative instruments	$(11,747)	$1	$(11,746)	$5,906	$—	$5,906

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
For the three and nine months ended September 30, 2017, the Company incurred approximately $8,309 and $23,484, respectively, in base management fees under the Management Agreement. For the three and nine months ended September 30, 2016, the Company incurred approximately $5,903 and $16,374, respectively, in base management fees under the Management Agreement. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three and nine months ended September 30, 2017, the Company paid expenses totaling $37 and $231 respectively, related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. For the three and nine months ended September 30, 2016, the Company paid expenses totaling $517 and $1,359, respectively, related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the condensed consolidated balance sheet at September 30, 2017 and December 31, 2016 are approximately $8,309 and $7,015, respectively, for base management fees incurred but not yet paid under the Management Agreement.

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
In May 2017, the Company sold its remaining ownership interest in Champ LP, to unaffiliated third parties for €21,792 or $24,498, resulting in a loss of $3,305. As of September 30, 2017, the Company had no interest in Champ LP.

Loans receivable
In June, 2017, the Company increased its outstanding loan commitment through the acquisition of an additional $25,000 of interests in an existing pre-development mezzanine loan from a fund managed by an affiliate of the Manager, increasing the Company's total outstanding loan commitment to $100,000. Furthermore, in September 2017 the Company funded an additional $25,000 to acquire a portion of the same pre-development mezzanine loan from a fund managed by an affiliate of the Manager, increasing the Company's total outstanding loan commitment to $125,000. The pre-development mezzanine loan is for the construction of a residential condominium building in New York, New York and is part of a $300,000 mezzanine loan.

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
The Company recognized stock-based compensation expense of $2,635 and $9,887, respectively, for the three and nine months ended September 30, 2017, related to restricted stock and RSU vesting. The Company recognized stock-based compensation expense of $1,828 and $5,434, respectively, for the three and nine months ended September 30, 2016, related to restricted common stock and RSU vesting. The following table summarizes the activity related to restricted common stock and RSUs during the nine months ended September 30, 2017:

Type	Date	Restricted Stock	RSUs	Estimated Fair Value on Grant Date	Initial Vesting	Final Vesting
Outstanding at December 31, 2016		150,110	1,703,775

Canceled upon delivery	January 2017	—	(332,349)	n/a	n/a	n/a
Vested	January 2017	(5,161)	—	n/a	n/a	n/a
Forfeiture	March 2017	—	(1,971)	n/a	n/a	n/a
Vested	April 2017	(5,164)		n/a	n/a	n/a
Grant	April 2017	14,674	—	$275	April 2018	April 2020
Canceled upon delivery	May 2017	—	(1,971)	n/a	n/a	n/a
Vested	July 2017	(4,004)		n/a	n/a	n/a
Canceled upon delivery	July 2017		(544)	n/a	n/a	n/a
Grant	August 2017	13,026		$233	August 2018	August 2018
Grant	August 2017		790	$14	August 2018	August 2021
Forfeiture	September 2017		(8,273)	n/a	n/a	n/a

Outstanding at September 30, 2017		163,481	1,359,457

Below is a summary of restricted stock and RSU vesting dates as of September 30, 2017.

Vesting Date	Restricted Stock Vesting	RSU Vesting	Total Awards
October 2017	3,997	—	3,997
December 2017	53,923	603,677	657,600
January 2018	2,749	—	2,749
April 2018	7,645	—	7,645
June 2018	—	544	544
July 2018	1,420	—	1,420
October 2018	1,424	—	1,424
December 2018	41,670	477,173	518,843
January 2019	1,419	—	1,419
April 2019	6,314	—	6,314
December 2019	25,000	277,273	302,273
April 2020	4,894	—	4,894
August 2020	—	264	264
Total	163,481	1,359,457	1,522,939

At September 30, 2017, the Company had unrecognized compensation expense of approximately $1,932 and $16,629, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the nine months ended September 30, 2017, the Company delivered 200,859 shares of common stock for 334,864 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $2,336 for the nine months ended September 30, 2017, and is included as a reduction of capital increase related to the Company's equity incentive plan in the condensed consolidated statement of changes in stockholders’ equity.
Note 13 – Stockholders’ Equity
The Company's authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2017, 105,451,235 shares of common stock were issued and outstanding and there were 8,000,000 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") issued and outstanding and 6,900,000 shares of 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") issued and outstanding.

On August 2, 2017, the Company redeemed all 3,450,000 shares of 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock") at $25.00 plus accumulated but unpaid dividends of $0.1079 per share.

Dividends. During 2017, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Per Share
March 14, 2017	March 31, 2017	April 17, 2017	$0.4600
June 15, 2017	June 30, 2017	July 17, 2017	$0.4600
September 14, 2017	September 29, 2017	October 16, 2017	$0.4600
During 2017, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Per Share
March 14, 2017	March 31, 2017	April 17, 2017	$0.5391
June 15, 2017	June 30, 2017	July 17, 2017	$0.5391
July 3, 2017	August 2, 2017	August 2, 2017	$0.1079
During 2017, the Company declared the following dividends on its Series B Preferred Stock:

Declaration Date	Record Date	Payment Date	Per Share
March 14, 2017	March 31, 2017	April 17, 2017	$0.5000
June 15, 2017	June 30, 2017	July 17, 2017	$0.5000
September 14, 2017	September 29, 2017	October 16, 2017	$0.5000

During 2017, the Company declared the following dividends on its Series C Preferred Stock:

Declaration Date	Record Date	Payment Date	Per Share
March 14, 2017	March 31, 2017	April 28, 2017	$0.5000
June 15, 2017	June 30, 2017	July 31, 2017	$0.5000
September 14, 2017	September 29, 2017	October 31, 2017	$0.5000

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
After the announcement of the execution of the AMTG Merger Agreement, two putative class action lawsuits challenging the proposed First Merger (as defined in the AMTG Merger Agreement), captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City, (the “Court”). A putative class and derivative lawsuit was later filed in the Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants AMTG, the board of directors of AMTG (the “AMTG Board”), ARI, Arrow Merger Sub Inc., Apollo and Athene Holding Ltd. and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to the AMTG stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed First Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene Holding Ltd. are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the First Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016. Defendants’ motions to dismiss have been fully briefed, and oral argument was held on December 8, 2016. On August 14, 2017, the Court issued an opinion dismissing the operative complaint in its entirety with prejudice. The time to appeal the order dismissing the lawsuit has expired, and no appeals have been filed.
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

Loan Commitments. As described in "Note 5 - Loans, Held for Investment", at September 30, 2017, the Company had $80,164 of unfunded commitments related to its commercial mortgage loan portfolio and subordinate loan portfolio.
Note 15 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the condensed consolidated balance sheet at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$140,229	$140,229	$200,996	$200,996
Restricted cash	76	76	62,457	62,457
Securities, held-to-maturity	—	—	146,352	146,352
Commercial mortgage loans	2,218,222	2,235,084	1,641,856	1,648,896
Subordinate loans	1,340,378	1,323,249	1,051,236	1,060,882
Borrowings under repurchase agreements	(1,289,515)	(1,288,982)	(1,146,566)	(1,146,807)
2019 Notes	(251,438)	(277,041)	(249,994)	(268,124)
August 2022 Notes	(220,473)	(234,025)	—	—
Participations sold	—	—	(84,979)	(85,072)
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

The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the three and nine months ended September 30, 2017 and September 30, 2016:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$68,356	$69,893	$151,714	$98,849
Preferred dividends	(11,148)	(9,310)	(29,768)	(20,985)
Net income available to common stockholders	57,208	60,583	121,946	77,864
Dividends declared on common stock	(48,507)	(37,180)	(139,155)	(99,182)
Dividends on participating securities	(625)	(413)	(1,884)	(1,298)
Net income (loss) attributable to common stockholders	$8,076	$22,990	$(19,093)	$(22,616)
Denominator:
Basic weighted average shares of common stock outstanding	105,446,704	71,919,549	97,546,437	68,913,362
Diluted weighted average shares of common stock outstanding	106,812,721	72,861,611	98,919,689	69,865,603
Basic and diluted net income per weighted average share of common stock
Distributable Earnings	$0.46	$0.52	$1.43	$1.44
Undistributed income (loss)	$0.08	$0.31	$(0.20)	$(0.33)
Basic and diluted net income per share of common stock	$0.54	$0.83	$1.23	$1.11
For the three and nine months ended September 30, 2017, 1,366,016 and 1,373,252 unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2016, 942,062 and 952,241 unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

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
The following table provides the pro forma consolidated operational data as if the AMTG Merger had occurred on January 1, 2016:

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2016	September 30, 2016
Total revenue	$89,665	$280,230
Net income attributable to common shareholders	15,615	40,161

Common shares outstanding at September 30, 2016	80,826,566	80,826,566
Net income per common share, basic and diluted	$0.19	$0.50
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

 Note 18 – Subsequent Events

In October 2017, the Company received approximately $48,357 in proceeds from sales and principal pay downs from four CMBS.

Subsequent to the end of the third quarter, the Company committed capital to $294,134 of first mortgage loans, all of which were funded.

The Company funded approximately $2,475 of previously closed loans.

The Company received approximately $166,240 from loan repayments, including $35,530 of first mortgage loans and $130,710 from subordinate loans.

In October 2017, the Company concurrently entered into a common stock purchase agreement and a preferred stock repurchase agreement with QH RE Asset Company, LLC (“QHREAC”). Pursuant to the agreements, (i) QHREAC purchased 1,670,000 shares of the Company’s common stock, par value $0.01 per share, for cash at an aggregate purchase price of $30,795 ($18.44 per share), and (ii) the Company repurchased from QHREAC 1,229,607 shares of the Company’s Series B Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $30,795 ( approximately $25.04 per share, made up of $25 liquidation value per share, plus $0.04 per share of accumulated and unpaid dividends through, but not including, the closing date of the transaction).

In October 2017, the Company upsized its JPMorgan Facility increasing the maximum borrowing capacity amount to $1,393,000, comprised of a $1,250,000 repurchase facility and a $143,000 asset specific financing.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands—except share and per share data)
FORWARD-LOOKING INFORMATION
The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy or the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and governments outside of the United States and changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including repurchase agreement financing and securitizations; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; the Company’s continued maintenance of its qualification as a REIT for U.S. federal income tax purposes; the Company’s continued exclusion from registration under the Investment Company Act of 1940, as amended; the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s present and potential future competition.
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
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $242 billion as of September 30, 2017.
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

Although the Company does not participate in the conduit lending market, the Company believes that an active CMBS market can be viewed as an indicator of the active commercial real estate lending markets. New-issue CMBS issuance continued in 2017 with total issuance in the United States of approximately $67 billion. During the nine months ended September 30, 2017, despite the robust issuance, current volumes of CMBS issuance are still moderate relative to the peak of the market, which saw more than $229 billion in CMBS issuance in 2007, creating significant opportunities for non-CMBS lenders such as the Company.

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
Investments
The following table sets forth certain information regarding the Company’s investments at September 30, 2017:

Description	Amortized Cost	Weighted Average Coupon (1)	Weighted Average All-in Yield (1) (2)	Debt	Cost of Funds	Equity at cost
First mortgages	$2,218,222	6.5%	7.3%	$1,140,198	3.6%	$1,078,024
Subordinate loans	1,340,378	11.8	13.1	—	—	1,340,378
Total/Weighted Average	$3,558,600	8.5%	9.5%	$1,140,198	3.6%	$2,418,402
  -————————

(1)	Weighted-Average Coupon and Weighted Average All-in-Yield reflects one-month LIBOR at September 30, 2017, which was 1.23%.

(2)	Weighted-Average All-in-Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees.

The Company's average asset and debt balances for the nine months ended September 30, 2017, were:

	Average month-end balances for the nine months ended September 30, 2017
Description	Assets	Related debt
First mortgages	$2,027,620	$1,173,235
Subordinate loans (1)	1,209,787	—
CMBS	305,470	233,884
 ———————
(1) Subordinate loans also include CMBS (Held-to-Maturity).
Investment Activity
During the nine-months ended September 30, 2017, the Company committed $910,566 of capital to loans ($866,300 of which was funded at closing). In addition, during the nine-months ended September 30, 2017 the Company funded approximately $190,737 for previously closed loans and received $238,541 in repayments from loans.
Net Income Available to Common Stockholders
For the three months ended September 30, 2017 and September 30, 2016, respectively, the Company’s net income available to common stockholders was $57,208, or $0.54 per share, and $60,583, or $0.83 per share. For the nine months ended September 30, 2017 and September 30, 2016, respectively, the Company’s net income available to common stockholders was $121,946, or $1.23 per share, and $77,864, or $1.11 per share.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics:

	Three months ended September 30,		2017 vs. 2016	Nine months ended September 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Net interest income:
Interest income from securities	$2,625	$8,029	$(5,404)	$9,247	$23,685	$(14,438)
Interest income from securities, held to maturity	—	2,875	(2,875)	4,132	8,597	(4,465)
Interest income from commercial mortgage loans	41,203	27,460	13,743	112,690	72,727	39,963
Interest income from subordinate loans	47,268	32,207	15,061	121,298	89,649	31,649
Interest expense	(19,855)	(17,256)	(2,599)	(56,089)	(47,620)	(8,469)
Net interest income	71,241	53,315	17,926	191,278	147,038	44,240
Operating expenses:
General and administrative expenses	(4,629)	(8,352)	3,723	(15,587)	(21,456)	5,869
Management fees to related party	(8,309)	(5,903)	(2,406)	(23,484)	(16,374)	(7,110)
Total operating expenses	(12,938)	(14,255)	1,317	(39,071)	(37,830)	(1,241)
Income (loss) from unconsolidated joint venture	—	80	(80)	(2,847)	207	(3,054)
Other income	359	309	50	710	334	376
Provision for loan losses and impairments	—	—	—	(5,000)	(15,000)	10,000
Realized loss on sale of assets	(4,076)	(225)	(3,851)	(5,118)	(225)	(4,893)
Unrealized gain (loss) on securities	13,488	(9,798)	23,286	11,830	(36,601)	48,431
Foreign currency gain (loss)	7,763	(4,369)	12,132	17,848	(21,926)	39,774
Bargain purchase gain	—	40,021	(40,021)	—	40,021	(40,021)
Gain (loss) on derivative instruments	(7,481)	4,815	(12,296)	(17,916)	22,831	(40,747)
Net income	$68,356	$69,893	$(1,537)	$151,714	$98,849	$52,865

Net interest income

Net interest income increased by $17,926 and $44,240 during the three and nine months ended September 30, 2017, respectively as compared to the same periods in 2016. The increase was primarily due to an increase in the principal balance of the Company's loan portfolio, by $1,222,797 as of September 30, 2017 compared to September 30, 2016 and an increase in one-month LIBOR of 0.70% from 0.53% as of September 30, 2016 to 1.23% as of September 30, 2017 partially offset by (i) an increase in interest expense due to an increase in the Company's debt balance of $490,861 as of September 30, 2017 compared to September 30, 2016 and (ii) a decrease in the principal balance of the Company's securities by $327,150 as of September 30, 2017 compared to September 30, 2016.

For the three and nine months ended September 30, 2017, the Company received pre-payment penalties of $3,590 and $3,998, respectively. For the three and nine months ended September 30, 2016, the Company received pre-payment penalties of $4,000 and $5,225, respectively. The Company records pre-payment penalty income under interest income.

For the three and nine months ended September 30, 2017, the Company recognized PIK interest of $5,309 and $19,323, respectively. For the three and nine months ended September 30, 2016, the Company recognized PIK interest of $5,808 and $15,902, respectively.
General and administrative expenses
Excluding $4,925 in expenses related to the AMTG merger, general and administrative expenses increased by $1,202 for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily driven by an increase of $807 of non-cash restricted stock and RSU amortization related to shares awarded under the Company's long-term incentive plans and a $395 increase in general operating expenses.
Excluding $11,350 in expenses related to the AMTG merger, general and administrative expenses increased by $5,481 for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily driven by $4,453 of non-cash restricted stock and RSU amortization related to shares awarded under the Company's long-term incentive plans and a $1,028 increase in general operating expenses.
Management fees to related party
Management fee expense increased by $2,406 and $7,110 during the three and nine months ended September 30, 2017, respectively as compared to the same periods in 2016. The increase is primarily attributable to an increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s issuance of common and preferred equity in connection with the AMTG Merger in 2016, and the Company’s follow-on common equity offerings in December 2016 and June 2017. Management fees and the relationship between the Company and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, in “Note 11—Related Party Transactions.”
Income (loss) from unconsolidated joint venture
Income (loss) from unconsolidated joint ventures consists of activity related to our ownership interest in Champ LP, as described in Note 6 to the unaudited condensed consolidated financial statements - Unconsolidated Joint Ventures. In May 2017, the Company sold its remaining ownership interest in Champ LP, to unaffiliated third parties, resulting in a loss of $3,305, which is the primary driver for the increase in the loss from unconsolidated joint ventures during the nine months ended September 2017 compared to the same period in 2016. The realized loss included currency translation losses, which were previously included in accumulated other comprehensive loss on the Company's condensed consolidated statement of changes in stockholders' equity.
Provision for loan losses and impairments
During the three and nine months ended September 30, 2017, the Company recorded $0 and $5,000 for provision for loan losses and impairment, respectively. The $5,000, recognized in the second quarter of 2017, related to an investment in a fully-built, for-sale residential condominium units located in Bethesda, MD. During the three and nine months September 30, 2016, the Company recorded a loan loss provision of $10,000 on a multifamily commercial mortgage loan and $5,000 on a multifamily subordinate loan secured by a multifamily property located in Williston, ND.

Realized loss on sale of assets
Realized losses on the sale of assets relate to the sale of CMBS. These losses were $4,076 and $5,118 for the three and nine months ended September 30, 2017, respectively and there was $225 in losses for the three and nine months ended September 30, 2016.
Unrealized gain (loss) on securities
Unrealized losses on securities relate to the change in fair value of the CMBS portfolio where the Company has elected the fair value option and were $13,488 and $11,830 for the three and nine months ended September 30, 2017, respectively and ($9,798) and ($36,601) for the three and nine months ended September 30, 2016, respectively.
Foreign currency gain (loss) and gain (loss) on derivative instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars. The Company has in the past used and may in the future use interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under repurchase agreements. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. As a result of mitigating the impact of this exposure, when foreign currency gains (losses) and gain (losses) on derivative instruments are looked at on a combined basis the net impact for the three and nine months ended September 30, 2017 was $282 and ($68), respectively and the net impact for the three and nine months ended September 30, 2016 was $446 and $905, respectively.
Dividends
Dividends. For the nine months ended September 30, 2017, the Company declared the following dividends on its common stock:

Declaration Date	Record Date	Payment Date	Amount
March 14, 2017	March 31, 2017	April 17, 2017	$0.4600
June 15, 2017	June 30, 2017	July 17, 2017	$0.4600
September 14, 2017	September 29, 2017	October 16, 2017	$0.4600

For the nine months ended September 30, 2017, the Company declared the following dividends on its Series A Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 14, 2017	March 31, 2017	April 17, 2017	$0.5391
June 15, 2017	June 30, 2017	July 17, 2017	$0.5391
September 14, 2017	August 2, 2017	August 2, 2017	$0.1079
For the nine months ended September 30, 2017, the Company declared the following dividends on its Series B Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 14, 2017	March 31, 2017	April 17, 2017	$0.5000
June 15, 2017	June 30, 2017	July 17, 2017	$0.5000
September 14, 2017	September 29, 2017	October 16, 2017	$0.5000

For the nine months ended September 30, 2017, the Company declared the following dividends on its Series C Preferred Stock:

Declaration Date	Record Date	Payment Date	Amount
March 14, 2017	March 31, 2017	April 28, 2017	$0.5000
June 15, 2017	June 30, 2017	July 31, 2017	$0.5000
September 14, 2017	September 29, 2017	October 31, 2017	$0.5000
Subsequent Events
Refer to "Note 18 - Subsequent Events" to the unaudited condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2017.

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
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments and changes in working capital balances. See “—Financial Condition and Results of Operations—Investments” above for a summary of interest rates and weighted average lives related to the Company’s investment portfolio at September 30, 2017. While there are no contractual paydowns related to the Company’s CMBS, periodic paydowns do occur. Repayments on the debt secured by the Company’s CMBS occur in conjunction with the paydowns on the collateral pledged.
Borrowings Under Various Financing Arrangements

JPMorgan Facility
On March 31, 2017, the Company, through two indirect wholly owned subsidiaries, amended and restated the JPMorgan Facility, which currently provides for maximum total borrowings of $1,118,000, comprised of the $975,000 repurchase facility and a $143,000 asset specific financing, and a term expiring in March 2019 plus a one-year extension option available at the Company's option, subject to certain conditions. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 3.50% over one-month LIBOR. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of September 30, 2017, the Company had $840,360 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.

DB Repurchase Facility
On September 29, 2016, the Company, through indirect wholly-owned subsidiaries, entered into the DB Repurchase Facility which provides for maximum total borrowings of $565,491 comprised of the $450,000 and £45,000 repurchase facility as well as a $55,200 asset specific financing in connection with financing first mortgage loans secured by real estate. The DB Repurchase Facility matures in March 2018 with two one-year extension options available at the Company's option, subject to certain conditions. Amounts borrowed under the DB Repurchase Facility bear interest at spreads ranging from 2.10% to 3.00% over one-month LIBOR. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.

As of September 30, 2017, the Company had $265,658 (inclusive of £45,000) borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.

Goldman Loan
On January 26, 2015, the Company, through an indirect wholly-owned subsidiary, entered into the Goldman Loan. The Goldman Loan provides for a purchase price of $34,180 (as of September 30, 2017) and a repurchase date of the earliest of: (1) April 30, 2019, (2) an early repurchase date as a result of repayment or sale of the purchased loan, or (3) an accelerated repurchase date as a result of certain events of default. Subject to the terms and conditions thereof, the Goldman Loan provides for the purchase and sale of certain participation interests in a mortgage loan secured by single-family and condominium properties. Prior to an event of default, amounts borrowed under the Goldman Loan bear interest at a spread of 3.5% plus one-month LIBOR. In addition, the Goldman Loan provides that margin calls may occur during the continuance of certain credit events if the market value of the mortgaged properties drop below an agreed upon percentage. The Goldman Loan contains affirmative and negative covenants and provisions regarding events of default that are normal and customary for similar repurchase agreements.
As of September 30, 2017, the Company had $34,180 of borrowings outstanding under the Goldman Loan secured by one commercial mortgage loan held by the Company.

UBS Facility
In September 2013, the Company, through an indirect wholly-owned subsidiary, entered into the UBS Facility, which provided that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS Facility matured in September 2017 and the Company repaid the outstanding borrowings in full.

DB Facility
In April 2014, the Company, through an indirect wholly-owned subsidiary, entered into the DB Facility, which currently provides that the Company may borrow up to $300,000 in order to finance the acquisition of CMBS. The DB Facility matures in April 2018. Advances under the DB Facility accrue interest at a per annum pricing rate based on the rate implied by the fixed rate bid under a fixed for floating interest rate swap for the receipt of payments indexed to three-month U.S. dollar LIBOR, plus a financing spread ranging from 2.09% to 2.39% based on the rating of the collateral pledged.

The Company posts margin in cash based on the fair value of the underlying collateral. The margin posted is classified as restricted cash on the Company's condensed consolidated balance sheets.
Additionally, the undrawn amount is subject to a 1.8% non-use fee. The DB Facility contains customary terms and conditions for facilities of this type and financial covenants to be met by the Company, including minimum shareholder's equity of 50% of the gross capital proceeds of its initial public offering and any subsequent public or private offerings.
As of September 30, 2017, the Company had $149,317 of borrowings outstanding under the DB Facility secured by CMBS held by the Company.
The Company was in compliance with the financial covenants under each of its borrowing agreements at September 30, 2017 and December 31, 2016.
Convertible Senior Notes
In 2014, the Company issued, in two offerings with an aggregate principal amount of $254,750, 5.50% Convertible Senior Notes due 2019, for which the Company received aggregate net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $248,652.
On August 21, 2017, the Company issued $230,000 aggregate principal amount of 4.75% Convertible Senior Notes due 2022, for which the Company received aggregate net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $224,825.
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
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of cash available, which was $140,229 as of September 30, 2017, principal and interest payments the Company receives on its portfolio of assets, and available borrowings under its repurchase agreements. The Company expects its other sources of cash to consist of cash generated from operations and prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional repurchase agreements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings.
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

The board of directors must approve any change in these investment guidelines.

Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of September 30, 2017 are summarized as follows:

	Less than 1 year (3)	1 to 3 years (3)	3 to 5 years (3)	More than 5 years	Total
JPMorgan Facility (1)	$194,500	$700,426	$—	$—	$894,926
DB Repurchase Facility (1)	10,174	214,400	—	—	224,574
Goldman Loan (1)	6,291	30,123	—	—	36,414
DB Facility	151,946	—	—	—	151,946
Convertible Senior Notes	22,858	285,100	250,727	—	558,685
Unfunded loan commitments (2)	75,164	5,000	—	—	80,164
Total	$460,933	$1,235,049	$250,727	$—	$1,946,709
 -————————
(1) Assumes current LIBOR of 1.23% for interest payments due under the JPMorgan Facility, the DB Repurchase Facility and the Goldman Loan.
(2) Based on the Company's expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect the Company’s operating results.
(3) Assumes underlying assets are financed through the fully extended maturity date of the facility.
Loan Commitments. At September 30, 2017, the Company had $80,164 of unfunded commitments related to its commercial mortgage loan portfolio and subordinate loan portfolio.
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
Prior to August 2, 2017, the Company had 3,450,000 shares of Series A Preferred Stock outstanding, which entitled holders to receive dividends at the rate of 8.625% per annum of the $25.00 per share liquidation preference equivalent to $2.16 per annum, per share. The dividends on the Series A Preferred Stock were cumulative and payable quarterly in arrears.
On August 2, 2017, the Company redeemed all 3,450,000 shares of 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stockholders received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.1079 per share.
At September 30, 2017, the Company had 8,000,000 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. On or after September 21, 2020, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
The Company has 6,900,000 shares of Series C Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series C Preferred Stock pay cumulative cash dividends at the rate of 8.00% per annum of the $25.00 per share liquidation preference (equivalent to $2.00 per annum per share) from, and including July 29, 2016 (the “Series C Initial Dividend Date”) and shall be payable (i) for the period from the Series C Initial Dividend Date to, but excluding, October 31, 2016, on October 31, 2016, and (ii) for each subsequent quarterly dividend period commencing on the last day of each of January, April, July and October and ending on, and including, the day before the first day of the next succeeding dividend period, quarterly in equal amounts in arrears on the last day of each April, July, October and January, commencing on January 31, 2017 at the then applicable annual rate. Except under certain limited circumstances, the Series C Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. On or after September 20, 2017, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.

Non-GAAP Financial Measures
Operating Earnings
For the three and nine months ended September 30, 2017, the Company’s Operating Earnings were $49,771, or $0.47 per share, and $132,988, or $1.34 per share, respectively. For the three and nine months ended September 30, 2016, the Company’s Operating Earnings were $32,744, or $0.45 per share, and $96,002, or $1.38 per share, respectively. Operating Earnings is a non-GAAP financial measure that is defined by the Company as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses) other than realized gains/(losses) related to interest income, (v) the non-cash amortization expense related to the reclassification of a portion of the convertible senior notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses and impairments. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of the Company's independent directors.
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
A significant limitation associated with Operating Earnings as a measure of the Company’s financial performance over any period is that it excludes unrealized gains (losses) from investments. In addition, the Company’s presentation of Operating Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, Operating Earnings should not be considered as a substitute for the Company’s GAAP net income as a measure of its financial performance or any measure of its liquidity under GAAP.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income available to common stockholders	$57,208	$60,583	$121,946	$77,864
Adjustments:
Equity-based compensation expense	2,635	1,828	9,887	5,434
Unrealized (gain) loss on securities	(13,488)	9,798	(11,830)	36,601
Unrealized (gain) loss on derivative instruments	7,481	(4,815)	17,916	(22,831)
Foreign Currency (gain) loss, net	(7,850)	4,861	(18,135)	22,417
Amortization of the Notes related to equity reclassification	769	590	1,995	1,745
Income (loss) from unconsolidated joint venture	—	(80)	2,847	(207)
Provision for loan losses and impairments	—	—	5,000	15,000
Series A preferred stock redemption charge	3,016	—	3,016	—
Bargain Purchase Gain	—	(40,021)	—	(40,021)
Realized gain from unconsolidated joint venture	—		346	—
Total adjustments:	(7,437)	(27,839)	11,042	18,138
Operating Earnings	$49,771	$32,744	$132,988	$96,002
Basic and diluted Operating Earnings per share of common stock	$0.47	$0.45	$1.34	$1.38
Basic weighted average shares of common stock outstanding	105,446,704	71,919,549	97,546,437	68,913,362
Diluted weighted average shares of common stock outstanding	106,812,721	72,861,611	98,919,689	69,865,603

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
At September 30, 2017, all of the Company’s borrowings outstanding under the Goldman Loan, the JPM Facility and the DB Repurchase Facility were floating-rate borrowings. At September 30, 2017, the Company also had floating rate assets with a face amount of $3,168,843 resulting in net variable rate exposure of $2,028,645. A 100 basis point increase in LIBOR would increase the quarterly net interest income related to this variable rate exposure by approximately $20,242 or $0.19 per share. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended September 30, 2017, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. After the announcement of the execution of the AMTG Merger Agreement, two putative class action lawsuits challenging the proposed First Merger (as defined in the AMTG Merger Agreement), captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City. A putative class and derivative lawsuit was later filed in the Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants AMTG, the board of directors of AMTG, ARI, Arrow Merger Sub Inc., Apollo and Athene Holding Ltd. and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to the AMTG stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed First Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene Holding Ltd. are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the First Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016. Defendants’ motions to dismiss have been fully briefed, and oral argument was held on December 8, 2016. On August 14, 2017, the Court issued an opinion dismissing the operative complaint in its entirety with prejudice. The time to appeal the order dismissing the lawsuit has expired, and no appeals have been filed.
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

ITEM 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s risk factors during the three and nine months ended September 30, 2017.
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

4.3
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

4.6
Second Supplemental Indenture, dated as of August 21, 2017, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 4.75% Convertible Senior Note due 2022), incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on August 21, 2017 (File No.: 001-34452).

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

4.3
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

4.6
Second Supplemental Indenture, dated as of August 21, 2017, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 4.75% Convertible Senior Note due 2022), incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 21, 2014 (File No.: 001-34452).

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

November 1, 2017

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)