Form 10-K
period 2017-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2018-02-14
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(212) 515-3200
(Registrant’s telephone number, including area code)
________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
8.00% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange
8.00% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,899,839,227, based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.
On February 13, 2018, the registrant had a total of 107,467,231 shares of common stock outstanding.
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2018 annual meeting of stockholders scheduled to be held on or about June 7, 2018 are incorporated by reference into Part III of this annual report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

In this annual report on Form 10-K, references to “ARI,” “Company,” “we,” “us,” or “our” refer to Apollo Commercial Real Estate Finance, Inc. and its subsidiaries; references to the Company’s “Manager” refer to ACREFI Management, LLC, an indirect subsidiary of Apollo Global Management, LLC, unless specifically stated otherwise or the context otherwise indicates.
The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; the Company’s continued maintenance of its qualification as a real estate investment trust for U.S. federal income tax purposes; the Company’s continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company’s present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.
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
GENERAL
Apollo Commercial Real Estate Finance, Inc. is a corporation that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings and other commercial real estate-related debt investments. These asset classes are referred to as the Company’s target assets.
The Company is externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate. Apollo had total assets under management of approximately $248.9 billion as of December 31, 2017. The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. The Company benefits from Apollo’s global infrastructure and operating platform, through which the Company is able to source, evaluate and manage potential investments in the Company’s target assets.
The Company’s principal business objective is to make investments in its target assets in order to provide attractive risk adjusted returns to its stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2017, the Company held a diversified portfolio comprised of approximately $2,653,826 of commercial mortgage loans, and $1,025,932 of subordinate loans. The Company has financed this portfolio with $1,330,847 of secured debt arrangements, $254,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "2019 Notes") and $345,000 aggregate principal amount of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes" and, together with the 2019 Notes, the "Convertible Senior Notes").
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
INVESTMENT STRATEGY
To identify attractive opportunities within its target assets, the Company relies on the expertise of the Manager and its affiliates as well as their platform which integrates real estate experience with private equity and capital markets expertise, in transaction sourcing, underwriting, execution, asset operation, management and disposition. In the near-to-medium term, the Company expects to continue to deploy its capital through the origination and acquisition of senior performing commercial mortgage loans, subordinate financings and other commercial real-estate related debt investments at attractive risk-adjusted yields.
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
FINANCING STRATEGY
The Company uses borrowings as part of its financing strategy. The Company believes the amount of leverage it uses is consistent with the Company’s intention of keeping total borrowings within a prudent range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in the Company’s investment portfolio, the potential for losses and extension risk in the Company’s investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of the Company’s financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of the Company’s target assets and the type of collateral underlying such target assets. In utilizing leverage, the Company seeks to enhance equity returns while limiting interest rate exposure. In addition to current repurchase facilities, the Company may access additional repurchase facilities and more traditional borrowings such as credit facilities. As of December 31, 2017, the Company had $944,529 of borrowings outstanding under the Company’s secured debt arrangement with JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “JPMorgan Facility”), $319,286 of borrowings outstanding under the Company's secured debt arrangement with Deutsche Bank AG, Cayman Islands Branch (the “DB Repurchase Facility”) and $81,380 of borrowings outstanding under the Company's secured debt arrangement with Goldman Sachs Bank USA (the “Goldman Facility”).
In the future, the Company may increase its borrowing levels and also seek to raise further equity or debt capital in order to fund future investments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Company’s borrowings as of December 31, 2017.
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
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s secured debt arrangements as of December 31, 2017.
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

•
In order to foster the highest standards of ethics and conduct in all business relationships, the Company has adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of its directors and officers. In addition, the Company has implemented Whistle Blowing Procedures for Accounting and Auditing Matters (the “Whistleblower Policy”) that set forth procedures by which Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with the Audit Committee. Third parties, such as clients, stockholders or competitors of the Company may also report a good faith complaint regarding such matters.

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

The current term of the Management Agreement will expire on September 29, 2018 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either the Company, under the certain limited circumstances described above that would require the Company to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage the Company, the Company may not be able to continue to execute its business plan.
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
The departure of any senior personnel of the Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on the Company’s ability to achieve its investment objectives. In addition, the Company offers no assurance that the Manager will remain its investment manager or that the Company will continue to have access to the Manager’s or Apollo’s executive officers and other investment professionals. The current term of the Management Agreement with the Manager expires on September 29, 2018, with automatic one-year renewals thereafter absent termination by the Company or the Manager pursuant to the Management Agreement. If the Management Agreement is terminated and no suitable replacement is found to manage it, the Company may not be able to continue to execute its business plan.
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
The Company is generally required to annually distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, for the Company to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Company currently intends to make quarterly distributions of all or substantially all of its REIT taxable income in each year. Dividends will be declared and paid at the discretion of the Company’s board of directors and will depend on the Company’s REIT taxable earnings, its financial condition, maintenance of its REIT qualification and such other factors as the board may deem relevant from time to time. The Company’s ability to pay dividends may be negatively impacted by adverse changes in its operating results.
The Company cannot predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.
The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

The U.S. government, the U.S. Federal Reserve (the "Federal Reserve"), the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions involving intervention in the economic and financial system and regulatory reform of the oversight of financial markets. For example, on July 21, 2010 former President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which has changed the regulation of financial institutions and the financial services industry, including the mortgage industry. The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act including provisions setting forth capital and risk retention requirements. For example, on February 3, 2017, President Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators. In addition, in the absence of legislative change, the substance of regulatory supervision may be influenced through the appointment of individuals to the Federal Reserve Board and other financial regulatory bodies. While the outcome is uncertain, the current administration has sought to deregulate the U.S. financial industry, including by altering the Dodd-Frank Act. Measures focused on deregulation of the U.S. financial services industry may, among other things, decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our business. Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect our revenues. The Company cannot predict, the ultimate content, timing, or effect of changes that may result from such review, nor is it possible at this time to estimate the impact of any potential resulting legislation which could have a dramatic impact on the Company’s business, results of operations and financial condition.
The Manager may be unable to operate the Company within the parameters that allow the Manager to be exempt from regulation as a commodity pool operator, which would subject the Company to additional regulation and compliance requirements, and could materially adversely affect its business and financial condition.
The enforceability of agreements underlying certain derivative transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international statutory and regulatory requirements. Regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. The Dodd-Frank Act established a comprehensive regulatory framework for swaps and security-based swaps, including mandatory clearing, execution and reporting requirements, which may result in increased margin requirements and costs. In addition, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operator to be regulated as a “commodity pool operator” (a “CPO”). In December 2012, the Commodity Futures Trading Commission issued a no-action letter giving relief to operators of mortgage REITs from any applicable CPO registration requirement. In order for the Manager to qualify for the no-action relief, the Company must, among other non-operation requirements: (1) limit its initial margin and premiums for commodity interests (swaps and exchange-traded derivatives subject to the jurisdiction of the CFTC) to no more than 5% of the fair market value of its total assets; and (2) limit its net income from commodity interests that are not “qualifying hedging transactions” to less than 5% of its gross income. The need to operate within these parameters could limit the use of swaps and other commodity interests by the Company below the level that the Manager would otherwise consider optimal or may lead to the registration of the Manager or directors of the Company as commodity pool operators, which will subject the Company to additional regulatory oversight, compliance and costs.
Uncertainty related to the stability of U.S. fiscal and budgetary policy and financial volatility and geopolitical instability outside of the United States may materially adversely affect the Company's business, liquidity, financial condition and results of operations.
Financial markets have been and continue to be affected by concerns over uncertainty related to the stability of U.S. fiscal and budgetary policy. This uncertainty, as well as issues from time to time relating to sovereign debt conditions in Europe and lower economic growth forecasts in emerging markets, continue to contribute to the possibility of additional economic slowdowns and/or credit rating downgrades. The impact of U.S. fiscal uncertainty, or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, or the impact of the crisis in Europe with respect to the ability of certain countries to continue to service their sovereign debt obligations or the impact of reduced growth forecasts for emerging markets, is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. In addition, any further acceleration of these conditions may have an adverse impact on fixed income markets, which in turn could cause the Company's net income to decline or have a material adverse effect on the Company's financial condition.
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
Certain of the Company’s subsidiaries qualify to be excluded from registration as investment companies under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for an entity “not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in … the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the assets of an entity relying on this exclusion be comprised of what the SEC staff through a series of no-action letters has characterized as “qualifying assets” and at least another 20% of the assets of such entity be comprised of either qualifying assets or what the SEC staff in such guidance has characterized as “real estate-related assets” under the 1940 Act (and no more than 20% comprised of miscellaneous assets). The Company expects any of its subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff to determine which assets are qualifying assets and which assets are real estate related under this exclusion to the extent such guidance is available. The SEC staff has determined in various no-action letters that qualifying assets for this purpose include senior, first ranking mortgage loans, certain B-Notes and mezzanine loans that satisfy various conditions specified in such SEC staff no-action letters. Neither the SEC nor its staff has, however, published guidance in respect of Section 3(c)(5)(C) regarding some of the Company’s other target assets. For assets for which the SEC and its staff has not published guidance, the Company intends to rely on its own analysis to determine which of such assets are qualifying assets and which of such assets are real estate related under the Section 3(c)(5)(C) exclusion. For example, in the absence of additional guidance from the SEC staff, the Company intends to treat as real estate related assets B-Notes and mezzanine loans that do not satisfy the qualifying asset conditions set forth in the relevant SEC staff no-action letters, as well as debt and equity securities of companies primarily engaged in real estate businesses. To the extent that the SEC staff publishes new or different guidance with respect to these matters, the Company may be required to adjust its strategy accordingly. In addition, the Company may be limited in its ability to make certain investments and these limitations could result in the subsidiary holding assets the Company might wish to sell or selling assets the Company might wish to hold. Although the Company monitors the portfolios of its subsidiaries relying on the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition, there can be no assurance that such subsidiaries will be able to maintain their respective satisfaction of the requirements of this exclusion.
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
Qualification for particular exclusions from registration under 1940 Act as described herein may limit the Company's or its subsidiaries' ability to make certain investments.
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
In order for the Company to qualify as a REIT, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own the Company’s stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve the Company’s REIT qualification, among other purposes, the Company’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s common stock. The Articles Supplementary for the Company's Preferred Stock prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of its outstanding Preferred Stock. The indenture governing the Convertible Senior Notes prohibits a holder of notes from receiving shares of the Company's stock upon conversion of the notes if such receipt would violate the ownership limitations contained in the Company’s charter. These ownership limits in the Company’s charter could have the effect of discouraging a takeover or other transaction in which holders of the Company’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. The Company’s board of directors has established exemptions from the ownership limits in the Company's charter which permit Apollo and certain of its affiliates to collectively hold up to 25% of the Company’s common stock, a certain institutional investor to hold up to 20% of the Company's common stock, a certain institutional investor to hold up to 19.9% of the Company’s common stock and certain institutional investors and certain of their specified affiliates to each collectively hold up to 15% of the Company’s common stock.

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
The Company leverages certain of the Company’s target assets through secured debt arrangements. Leverage can enhance the Company’s potential returns but can also exacerbate losses. The return on the Company’s investments and cash available for distribution to stockholders may be reduced if market conditions cause the cost of the Company’s financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of the Company’s common stock. In addition, the Company’s debt service payments will reduce cash flow available for distributions to stockholders. As a borrower, the Company is also subject to the risk that it may not be able to meet its debt service obligations. To the extent that the Company cannot meet its debt service obligations, the Company risks the loss of some or all of its assets to foreclosure or sale to satisfy its debt obligations.
The Company may increase the amount of leverage it uses in its financing strategy, which would subject it to greater risk of loss.
The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; although the Company is limited by certain financial covenants under its secured debt arrangements.
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
Any credit facilities and secured debt arrangements that the Company may use to finance its assets may require the Company to provide additional collateral or pay down debt.
As of December 31, 2017, the Company had secured debt arrangements in place, with an aggregate borrowing capacity of $2,290,139. The Company may utilize credit facilities and additional secured debt arrangements to finance its assets if they become available on acceptable terms. In the event the Company utilizes such financing arrangements, they may involve the risk that the market value of the Company’s assets pledged or sold by the Company to the secured debt arrangements counterparty or provider of the credit facility may decline in value, in which case the lender may require the Company to provide additional collateral or to repay all or a portion of the funds advanced. The Company may not have the funds available to repay its debt at that time, which would likely result in defaults unless the Company is able to raise the funds from alternative sources, which the Company may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce the Company’s liquidity and limit its ability to leverage its assets. If the Company cannot meet these requirements, the lender could accelerate the Company’s indebtedness, increase the interest rate on advanced funds and terminate the Company’s ability to borrow funds from them, which could materially and adversely affect the Company’s financial condition and ability to implement its business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, the Company’s loans may become subject to bankruptcy or insolvency proceedings, thus depriving the Company, at least temporarily, of the benefit of these assets. Such an event could restrict the Company’s access to credit facilities and increase the Company’s cost of capital. The lenders may also require the Company to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow the Company to satisfy its collateral obligations. In the event that the Company is unable to meet these collateral obligations, the Company’s financial condition and prospects could deteriorate rapidly.
The Company’s existing secured debt arrangements impose restrictive covenants.
The Company’s secured debt arrangements contain restrictive covenants which impose limitations on the manner in which the Company conducts its business. For example, the Company is subject to customary restrictive covenants with respect to continuing to operate in a manner that allows the Company to qualify as a REIT for U.S. federal income tax purposes, and financial covenants with respect to minimum consolidated tangible net worth, maximum total indebtedness to consolidated tangible net worth, and minimum liquidity. These covenants may restrict the Company’s ability to engage in transactions that it believes would otherwise be in the best interests of its stockholders. Failure to comply with any of the covenants in the Company’s secured debt arrangements could result in a default in those facilities. This could cause the Company’s lenders to accelerate the timing of payments which could have a material adverse effect on the Company’s business, financial condition and results of operations, its ability to make distributions to stockholders and the trading price of its common stock.
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
Borrowing rates are currently at historically low levels that may not be sustained in the long run. As the Company’s secured debt arrangements and other short-term borrowings mature, it will be required either to enter into new borrowings or to sell certain of the Company’s assets. An increase in short-term interest rates at the time that the Company seeks to enter into new borrowings would reduce the spread between the returns on its assets and the cost of its borrowings. This could adversely affect the returns on the Company’s assets, which might reduce earnings and, in turn, cash available for distribution to its stockholders. In addition, because the Company's secured debt arrangements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for the Company to secure continued financing. If the Company is not able to renew its then existing facilities or arrange for new financing on terms acceptable to the Company, or if it defaults on its covenants or is otherwise unable to access funds under any of these facilities, the Company may have to curtail its asset acquisition activities and/or dispose of assets.
Interest rate fluctuations could reduce the income on the Company’s investments and could increase the Company’s financing costs, which may adversely affect the Company's earnings and its cash available for distribution to its stockholders.
Changes in interest rates will affect the Company’s operating results as such changes will affect the interest the Company receives on any floating rate interest bearing investments and the financing cost of its floating rate debt, as well as the Company’s interest rate swaps that it may utilize for hedging purposes. Changes in interest rates may also affect borrower default rates, which may result in losses for the Company. If a counterparty to the Company’s secured debt arrangements defaults on its obligation to resell the underlying security back to the Company at the end of the transaction term or if the value of the underlying security has declined as of the end of that term or if the Company defaults on its obligations under the secured debt arrangement, the Company will lose money on its secured debt arrangement.
When the Company engages in secured debt arrangements, it sells securities to lenders (i.e., secured debt arrangement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same securities back to the Company at the end of the term of the transaction. Because the cash the Company receives from the lender when it initially sells the securities to the lender is less than the value of those securities (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same securities back to the Company, the Company could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). The Company could also lose money on a secured debt arrangement if the value of the underlying securities has declined as of the end of the transaction term, as the Company would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if the Company defaults on one of its obligations under a secured debt arrangement, the lender will be able to terminate the transaction and cease entering into any other secured debt arrangements with the Company. Any losses the Company incurs on its secured debt arrangements could adversely affect the Company’s earnings and thus its cash available for distribution to stockholders.
The Company’s rights under its secured debt arrangements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of the Company or its lenders under the secured debt arrangements, which may allow the Company’s lenders to repudiate its secured debt arrangements.
In the event of the Company’s insolvency or bankruptcy, certain secured debt arrangements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable secured debt arrangements to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a secured debt arrangement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and the Company’s claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, the Company’s ability to exercise its rights to recover its securities under a secured debt arrangement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages the Company actually incurs.
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
The calculations of the Company’s underwritten internal rates of return included in this annual report on Form 10-K or in the Company's future periodic reports or press releases or other communications with respect to its investments are based on, among other considerations, assumptions regarding the performance of its assets, the costs of financing, the availability of its secured debt arrangements, the exercise of extension options and the absence of dispositions, early prepayments or defaults, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and may have a significant effect on the actual rate of return received on the Company’s target assets. If these assumptions fail to materialize, future returns on the Company’s investments may be significantly lower than underwritten returns. For additional discussion of factors that may affect actual returns on the Company’s investments, see “Quantitative and Qualitative Disclosures about Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations."
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
The illiquidity of the Company’s investments in commercial mortgage loans, commercial real estate corporate debt and loans and other real estate-related debt investments may make it difficult for the Company to sell such investments if the need or desire arises. Many of the securities the Company purchases are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B Notes, mezzanine loans and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, many of the Company’s investments are illiquid and if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it has previously recorded its investments. Further, the Company may face other restrictions on its ability to liquidate an investment in a business entity to the extent that the Company or the Manager has or could be attributed with material, non-public information regarding such business entity. As a result, the Company’s ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect the Company’s results of operations and financial condition.
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
The commercial mortgage loans and other commercial real estate-related loans the Company invests in are subject to delinquency, foreclosure and loss, any or all of which could result in losses to the Company.
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
The Company may own real estate directly in the future upon a default of mortgage or other real estate-related loans. Real estate investments are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.
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
To qualify as a REIT, the Company must ensure that it meets the REIT gross income test annually and that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of the Company’s investments in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of the Company’s total securities (25% for taxable years beginning prior to January 1, 2018) can be represented by securities of one or more taxable REIT subsidiaries, or TRSs and, for taxable years beginning after December 31, 2015, not more than 25% of the value of the Company's assets can consist of debt instruments issued by publicly offered REITs that are not secured by real property. If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from its portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to the Company in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing the Company’s income and amounts available for distribution to its stockholders.
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
The Internal Revenue Code and the Treasury Regulations promulgated thereunder provide a specific exemption from U.S. federal income tax that applies to a non-U.S. corporation that restricts its activities in the United States to trading in stock and securities (or any activity closely related thereto) for its own account whether such trading (or such other activity) is conducted by such a non-U.S. corporation or its employees through a resident broker, commission agent, custodian or other agent. Certain U.S. stockholders of such a non-U.S. corporation are required to include in their income currently their proportionate share of the earnings of such a corporation, whether or not such earnings are distributed. ACREFI II TRS intends to operate in a manner so that it will not be subject to U.S. federal income tax on its net income. Therefore, despite the status of ACREFI II TRS as a TRS, it should generally not be subject to U.S. federal corporate income tax on its earnings. However, there is no assurance that ACREFI II TRS will successfully operate in this manner. If ACREFI II TRS were subject to U.S. federal income tax on all or a portion of its income, this would reduce the amount of cash it had available for distributions to the Company, which could in turn reduce the amount of cash the Company was able to distribute to its stockholders.
The failure of mortgage loans subject to a secured debt arrangement or a mezzanine loan to qualify as a real estate asset would adversely affect the Company’s ability to qualify as a REIT.
When the Company enters into secured debt arrangements, it will nominally sell certain of its assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. The Company believes that it will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that the Company did not own the assets during the term of the secured debt arrangement, in which case the Company could fail to qualify as a REIT.
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
The Company may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Market discount generally is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless the Company elects to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If the Company collects less on the debt instrument than the Company’s purchase price plus the market discount the Company had previously reported as income, it may not be able to benefit from any offsetting loss deductions.
The newly enacted Tax Cuts and Jobs Act ("TCJA") implements various changes to the U.S. federal income tax laws that will impact the taxation of the Company and its stockholders. Among these changes, the TCJA generally accelerates the accrual for U.S. federal income tax purposes of certain items of income to the extent the Company would otherwise recognize such items of income for U.S. federal income tax purposes later than it would report such items on its financial statements. This provision of the TCJA could increase the Company's taxable income in certain taxable years, which could impact its ability to satisfy the REIT distribution requirements. This provision generally applies to taxable years beginning after December 31, 2017, but will apply with respect to income from a debt instrument having "original issue discount" for U.S. federal income tax purposes only for taxable years beginning after December 31, 2018.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
ACREFI TRS, ARM TRS and any other domestic TRSs that the Company may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to the Company but will not be required to be distributed to the Company, unless necessary to maintain the Company’s REIT qualification. In addition, while not intended, it is possible that ACREFI II TRS could be subject to U.S. federal, state, and local income tax on all or a portion of its income. While the Company will be monitoring the aggregate value of the securities of the Company’s TRSs and intends to conduct its affairs so that such securities will represent less than 20% of the value of the Company’s total assets, there can be no assurance that the Company will be able to comply with the TRS limitation in all market conditions.
ACREFI II TRS currently does not hold any assets. However, in the past, the Company was required to include in its income, on a current basis, certain earnings of ACREFI II TRS. Those income inclusions were not technically included in any of the enumerated categories of income that qualify for the REIT 95% gross income test. However, in private letter rulings (which may not be relied on as precedent, but which generally indicates the IRS’s view on an issue), the IRS exercised its authority under Internal Revenue Code section 856(c)(5)(J)(ii) to treat such income as qualifying income for purposes of the REIT 95% gross income test. As a result, based on advice of counsel, the Company treated such income inclusions as qualifying income for purposes of the REIT 95% gross income test. Notwithstanding the IRS’s determination in the private letter rulings described above, it is possible that the IRS could assert that such income did not qualify for purposes of the REIT 95% gross income test, which, if such income together with other income the Company earned in the relevant taxable year that did not qualify for the REIT 95% gross income test exceeded 5% of its gross income, could cause the Company to be subject to a penalty tax and could impact the Company’s ability to qualify as a REIT.
Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of the Company’s shares.
The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced rates for qualified dividends and therefore, dividends received (or deemed received) by REIT stockholders in 2017 may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. Beginning in 2018 (and through taxable years ending in 2025), the TCJA permits a deduction for certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), which will allow U.S. individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such qualified REIT dividends. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Company’s shares.
Complying with REIT requirements may limit the Company’s ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit the Company’s ability to hedge its assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge its interest rate exposure or currency fluctuations will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges either (i) interest rate risk on liabilities used to carry or acquire real estate assets, (ii) currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, or (iii) an instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, the Company may have to limit its use of hedging techniques that might otherwise be advantageous or implement those hedges through ACREFI TRS, ARM TRS, ACREFI II TRS, or another TRS. This could increase the cost of the Company’s hedging activities because the Company’s TRS could be subject to tax on gains or expose the Company to greater risks associated with changes in interest rates and currency fluctuations than the Company would otherwise want to bear. In addition, losses in the Company’s TRS will generally not provide any tax benefit to the Company, although, subject to limitation, such losses may be carried forward to offset future taxable income of the TRS.
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
The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to the Company and its stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in the Company's common stock. The TCJA, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent U.S. Federal Income Tax Legislation." Stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in the Company's common stock.
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
On January 4, 2017, the United States Department of Justice served a request for information and documents on the company, in connection with a preliminary investigation into certain aspects of the Company's former residential real estate portfolio, which the Company acquired in connection with the merger of Apollo Residential Mortgage, Inc. with and into the Company (the "AMTG Merger") and subsequently sold in 2016. The request seeks a range of information in connection with the residential real estate portfolio, including, among other things, information concerning policies, procedures, and practices related to advertising, marketing, identifying, or acquiring residential properties for sale or rent, and various data for all rental and sales contracts executed since January 1, 2012. The Company is cooperating with the Department of Justice and fully complying with the request.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock is listed on the New York Stock Exchange, under the symbol “ARI.” On February 13, 2018, the last sales price for the Company’s common stock on the New York Stock Exchange was $17.92 per share. The following table sets forth the high and low sales prices per share of the common stock and dividend declared during each calendar quarter for the years indicated:

	2017			2016
	High	Low	Dividend	High	Low	Dividend
First quarter	$18.93	$16.84	$0.46	$17.35	$15.13	$0.46
Second quarter	$19.58	$18.16	$0.46	$16.57	$15.56	$0.46
Third quarter	$18.74	$17.75	$0.46	$17.24	$15.84	$0.46
Fourth quarter	$19.00	$18.07	$0.46	$18.05	$15.58	$0.46
Total			$1.84			$1.84
Holders
As of February 13, 2018, the Company had 465 registered holders of its common stock. The 465 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.
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

Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on shares of the Company's common stock, the Russell 2000 Index (the “Russell 2000”), and the Bloomberg REIT Mortgage Index (the “BBREMTG Index”), a published industry index, from December 31, 2012 to December 31, 2017. The graph assumes that $100 was invested on December 31, 2012 in the Company’s common stock, the Russell 2000 and the BBREMTG Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Apollo Commercial Real Estate Finance, Inc.	100.00	109.98	121.56	141.24	151.33	184.74
Russell 2000	100.00	138.58	145.28	138.96	168.17	192.58
BBREMTG Index	100.00	98.22	116.88	106.06	128.53	154.12
Securities Authorized For Issuance Under Equity Compensation Plans
During 2009, the Company adopted the 2009 Equity Incentive Plan (as amended from time to time, the “2009 Plan”). The 2009 Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock at the time of the award. As of December 31, 2017, 3.6%, or a total of 3,858,971 shares of restricted common stock and restricted stock units, had been granted and 3.9%, or 4,175,122 shares, remained available for future issuance under the 2009 Plan. (For further discussion of the 2009 Plan, see "Note 15- Share-Based Payments" to the consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data” of this annual report on Form 10-K.)
The following table presents certain information about the Company's equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	4,175,122
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	4,175,122

Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
The Company did not repurchase any of its equity securities from January 1, 2017 to December 31, 2017.

Item 6.	Selected Financial Data
The selected financial data set forth below as of December 31, 2017, 2016, 2015, 2014 and 2013, for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from the Company’s audited consolidated financial statements.
This information should be read in conjunction with Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Interest income	$338,521	$264,376	$192,164	$123,347	$77,463
Interest expense	(78,057)	(63,759)	(48,861)	(26,541)	(4,356)
Net interest income	260,464	200,617	143,303	96,806	73,107
Operating expenses	(52,377)	(48,371)	(26,111)	(18,111)	(17,575)
Income (loss) from unconsolidated joint venture	(2,847)	(96)	3,464	(157)	—
Other Income	940	1,094	1,239	34	20
Provision for loan losses and impairments	(5,000)	(15,000)	—	—	—
Realized gain (loss) on sale of assets	(42,693)	3,834	(443)	—	—
Unrealized gain (loss) on securities	37,165	(26,099)	(17,408)	4,147	(3,065)
Foreign currency gain (loss)	18,506	(29,284)	(4,894)	(4,050)	—
Bargain purchase gain	—	40,021	—	—	—
Loss on early extinguishment of debt	(1,947)	—	—	—	—
Gain (loss) on derivative instruments	(19,180)	31,160	4,106	4,070	(2)
Net income	193,031	157,876	103,256	82,739	52,485
Preferred dividends	(36,761)	(30,295)	(11,884)	(7,440)	(7,440)
Net income available to common stockholders	156,270	127,581	91,372	75,299	45,045
Net income per share—basic and diluted	$1.54	$1.74	$1.54	$1.72	$1.26
Dividends declared per share	$1.84	$1.84	$1.78	$1.60	$1.60
Balance Sheet Data (at period end):
Total assets	$4,088,605	$3,482,977	$2,712,590	$1,837,703	$906,876
Total liabilities	2,000,462	1,550,750	1,337,166	982,634	223,900
Total stockholders’ equity	2,088,143	1,932,227	1,375,424	855,069	682,956

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Company’s financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data” of this annual report on Form 10-K.
Overview
The Company is a Maryland corporation that has elected to be taxed as a REIT for U.S. federal income tax purposes. The Company primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments. These asset classes are referred to as the Company’s target assets.
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $248.9 billion as of December 31, 2017.
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
Investments
The following table sets forth certain information regarding the Company’s commercial real estate debt portfolio as of December 31, 2017:

Description	Amortized Cost	Weighted Average Coupon (1)	Weighted Average All-in Yield (1) (2)	Secured Debt	Cost of Funds	Equity at cost
First mortgages	$2,653,826	6.9%	7.4%	$1,345,195	3.9%	$1,308,631
Subordinate loans	1,025,932	12.4%	13.5%	—	—	1,025,932
Total/Weighted Average	$3,679,758	8.4%	9.1%	$1,345,195	3.9%	$2,334,563
———————

(1)	Weighted-Average Coupon and Weighted Average All-in-Yield reflects one-month LIBOR at December 31, 2017, which was 1.56%.

(2)	Weighted-Average All-in-Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees.

The Company's average asset and debt balances for the year ended December 31, 2017 , were:

	Average month-end balances for the year ended December 31, 2017
Description	Assets	Related debt
Commercial mortgage loans, net	2,148,219	1,193,197
Subordinate loans, net	1,201,258	—
CMBS	246,087	190,483
Investment Activity – 2017
During the year ended December 31, 2017, the Company committed $2,042,900 of capital to loans ($1,597,600 of which was funded at closing). In addition, during the year ended December 31, 2017, the Company funded $193,119 for loans closed prior to 2017, and received $891,848 in repayments.

Net Income Available to Common Stockholders
For the years ended December 31, 2017, 2016 and 2015, respectively, the Company’s net income available to common stockholders was $156,270, or $1.54 per share, $127,581, or $1.74 per share and $91,372, or $1.54 per share, respectively.

Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics:

	Year ended December 31,			2017 vs. 2016	2016 vs. 2015
	2017	2016	2015	$	$
Net interest income:
Interest income from securities	$10,466	$27,586	$33,188	$(17,120)	$(5,602)
Interest income from securities, held to maturity	4,132	11,469	12,054	(7,337)	(585)
Interest income from commercial mortgage loans	158,632	102,927	56,092	55,705	46,835
Interest income from subordinate loans	165,291	122,394	90,830	42,897	31,564
Interest expense	(78,057)	(63,759)	(48,861)	(14,298)	(14,898)
Net interest income	260,464	200,617	143,303	59,847	57,314
Operating expenses:
General and administrative expenses	(20,725)	(24,983)	(9,492)	4,258	(15,491)
Management fees to related party	(31,652)	(23,388)	(16,619)	(8,264)	(6,769)
Total operating expenses	(52,377)	(48,371)	(26,111)	(4,006)	(22,260)
Income (loss) from unconsolidated joint venture	(2,847)	(96)	3,464	(2,751)	(3,560)
Other income	940	1,094	1,239	(154)	(145)
Provision for loan losses and impairments	(5,000)	(15,000)	—	10,000	(15,000)
Realized gain (loss) on sale of assets	(42,693)	3,834	(443)	(46,527)	4,277
Unrealized gain (loss) on securities	37,165	(26,099)	(17,408)	63,264	(8,691)
Foreign currency gain (loss)	18,506	(29,284)	(4,894)	47,790	(24,390)
Bargain purchase gain	—	40,021	—	(40,021)	40,021
Loss on early extinguishment of debt	(1,947)	—	—	(1,947)	—
Gain (loss) on derivative instruments	(19,180)	31,160	4,106	(50,340)	27,054
Net income	$193,031	$157,876	$103,256	$35,155	$54,620

Net Interest Income

Net interest income increased by $59,847 during the year ended December 31, 2017 as compared to the same period in 2016. The increase was primarily due to a net increase in the principal balance of the Company's loan portfolio, by $985,825 as of December 31, 2017 compared to December 31, 2016 and a 0.62% increase in average one-month LIBOR partially offset by (i) an increase in interest expense due to an increase in the Company's net debt balance of $543,629 as of December 31, 2017 compared to December 31, 2016 and (ii) a decrease in the principal balance of the Company's securities by $522,391 and (iii) a 0.62% increase in average one-month LIBOR as of December 31, 2017 compared to December 31, 2016.

Net interest income increased by $57,314 during the year ended December 31, 2016 as compared to the same period in 2015. The increase was primarily due to an increase in the principal balance of the Company's loan portfolio, by $781,755 as of December 31, 2016 compared to December 31, 2015 and a 0.30% increase in average one-month LIBOR partially offset by (i) an increase in interest expense due to an increase in the Company's debt balance of $220,792 as of December 31, 2016 compared to December 31, 2015, (ii) a decrease in the principal balance of the Company's securities by $142,341, and (iii) an increase in average one-month LIBOR as discussed above.
For the years ended December 31, 2017, 2016, and 2015, the Company received prepayment penalties of $5,416, $5,225, and $1,765, respectively. The Company records prepayment penalty income under interest income.

For the years ended December 31, 2017, 2016, and 2015, the Company recognized payment in kind ("PIK") interest of $25,227, $24,379, and $21,997, respectively.
Operating Expenses
General and administrative expenses
Excluding $11,350 in expenses related to the AMTG merger in 2016, general and administrative expenses increased by $7,092 for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily driven by an increase of $6,224 of non-cash restricted stock and restricted stock units ("RSU") amortization related to shares of common stock awarded under the Company's long-term incentive plans and an $868 increase in general operating expenses.
Excluding $11,350 in expenses related to the AMTG merger in 2016, general and administrative expenses increased by $4,141 for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily driven by $2,703 of non-cash restricted stock and RSU amortization related to shares of common stock awarded under the Company's long-term incentive plans and a $1,438 increase in general operating expenses.
Management fees to related party
Management fee expense increased by $8,264 and $6,769 during the year ended December 31, 2017, as compared to the same period in 2016 and the year ended December 31, 2016 as compared to the same period in 2015, respectively. The increase is primarily attributable to an increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company’s issuance of common and preferred equity in connection with the AMTG Merger in 2016, and the Company’s follow-on common equity offerings in December 2016 and June 2017. This increase was partially offset due to the redemption of our 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock") in August 2017. Management fees and the relationship between the Company and the Manager under the Management Agreement are discussed further in the accompanying consolidated financial statements, in “Note 14—Related Party Transactions.”
Income (loss) from unconsolidated joint venture
Income (loss) from unconsolidated joint ventures consists of activity related to our ownership interest in Champ Limited Partnership ("Champ LP"). In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in Bremer Kreditbank AG ("BKB"). In May 2017, the Company sold its remaining ownership interest in Champ LP, to unaffiliated third parties, resulting in a loss of $3,305, which is the primary driver for the increase in the loss from unconsolidated joint ventures during the year ended December 31, 2017 compared to the same period in 2016. The realized loss included currency translation losses, which were previously included in accumulated other comprehensive loss on the Company's consolidated statement of changes in stockholders' equity. For additional information regarding the income (loss) from unconsolidated joint venture, see "Note 6 - Investment in Unconsolidated Joint Venture" to the accompanying consolidated financial statements.
Provision for loan losses and impairments
During the years ended December 31, 2017, 2016 and 2015, the Company recorded $5,000, $15,000 and $0 for provision for loan losses and impairment, respectively. The $5,000, recognized in 2017, related to an investment in a fully-built, for-sale residential condominium units located in Bethesda, MD and a related investment previously recorded under other assets on the Company's consolidated balance sheet. During the year ended December 31, 2016, the Company recorded a loan loss provision of $10,000 on a multifamily commercial mortgage loan and $5,000 on a multifamily subordinate loan secured by a multifamily property located in Williston, ND.
Net unrealized and realized gain (loss) on sale of assets
Net unrealized and realized loss on the sale of assets for the years ended December 31, 2017, 2016 and 2015 were $5,528, $22,265 and $17,851, respectively.

During 2017, the Company sold its remaining CMBS resulting in a realized loss of $42,693, which was offset by the reversal of previously recognized unrealized losses of $37,165.
During 2016, the Company sold CMBS resulting in a realized loss of $1,245 and the remaining assets acquired from the AMTG merger for a realized gain of $5,304. This net gain was offset by net unrealized losses on CMBS of $26,099.
During 2015, the Company sold CMBS resulting in a realized loss of $443 and recognized net unrealized losses on securities of $17,408.
Foreign currency gain (loss) and gain (loss) on derivative instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars. The Company also uses interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under secured debt arrangements. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. When foreign currency gain (loss) and gain (loss) on derivative instruments are evaluated on a combined basis, the net impact for the years ended December 31, 2017, 2016, and 2015 was $(674), $1,876 and $(788), respectively.
Loss on early extinguishment of debt
Upon the sale of the remaining CMBS in December 2017, the Company extinguished the related secured debt arrangement with Deutsche Bank AG (the "DB Facility"), which was set to mature in April 2018, and recognized a loss on early extinguishment of debt of $1,947.
Dividends
For the years ended December 31, 2017, 2016 and 2015 the Company declared the following dividends:

Dividends declared per share of:	2017	2016	2015
Common Stock (1)	$1.84	$1.84	$1.78
Series A Preferred Stock	1.19	2.16	2.16
Series B Preferred Stock	2.00	2.00	0.63
Series C Preferred Stock	2.00	1.00	N/A
———————
(1) As the Company's aggregate distributions exceeded its earnings and profits, $0.4211 of the January 2018 distribution declared in the fourth quarter of 2017 and payable to common stockholders of record as of December 29, 2017 will be treated as a 2018 distribution for U.S. federal income tax purposes.
Subsequent Events
Refer to "Note 22 - Subsequent Events" to the audited consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2017.
Factors Impacting Operating Results
The Company's results of operations are affected by a number of factors and primarily depend on, among other things, the level of the interest income from target assets, the market value of its assets and the supply of, and demand for, commercial mortgage loans, CMBS, commercial real estate corporate debt and loans and other real estate-related debt investments in which the Company invests, and the financing and other costs associated with its business. Interest income and borrowing costs may vary as a result of changes in interest rates and the availability of financing, each of which could impact the net interest income the Company receives on its assets. The Company’s operating results may also be impacted by conditions in the financial markets, credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose commercial mortgage loans are held directly by the Company or are included in the Company’s CMBS.
Changes in market interest rates.  With respect to the Company’s business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of commercial mortgage loans and commercial real estate corporate debt and loans to decline; (iii) coupons on variable rate commercial mortgage loans and commercial real estate corporate debt and loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of the Company’s investments, prepayments on commercial mortgage loan and commercial real estate corporate debt and loans portfolio to slow, and (v) to the extent the Company enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of commercial mortgage loan and commercial real estate corporate debt and loans portfolio to increase; (iii) coupons on variable rate commercial mortgage loans and commercial real estate corporate debt and loans to reset, although on a delayed basis, to lower interest rates; (iv) to the extent applicable under the terms of the Company’s investments, prepayments on commercial mortgage loan and commercial real estate corporate debt and loan portfolio to increase, and (v) to the extent the Company enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to decrease.
Changes in fair value of assets.  The Company has designated investments in certain mortgage-backed securities as available-for-sale because the Company may dispose of them prior to maturity and does not hold them principally for the purpose of selling them in the near term. Securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses on securities that reflect a decline in value that is judged by management to be other than temporary, if any, are charged to earnings.
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

Provisions for Loan Losses and Risk Ratings
The Company’s loans are typically collateralized by commercial real estate. As a result, the Company regularly evaluates the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.
The Company evaluates loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees.

The Company assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:
1. Very low risk
2. Low risk
3. Moderate/average risk
4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or has been impaired
The following table allocates the carrying value of our loan portfolio based on the Company's internal risk ratings:

	December 31, 2017
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—%
2	5	399,326	10%
3	51	3,034,358	83%
4	1	168,208	5%
5	2	77,866	2%
	59	$3,679,758	100%
During the year ended December 31, 2017, the Company recorded $5,000 for provision for loan losses and impairment. The $5,000, recognized in the second quarter of 2017, related to an investment in a fully-built, for-sale residential condominium units located in Bethesda, MD. During the year ended December 31, 2016, the Company recorded a loan loss provision of $10,000 on a multifamily commercial mortgage loan and $5,000 on a multifamily subordinate loan secured by a multifamily property located in Williston, ND. As of December 31, 2017, this was assigned a risk rating of 5.

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
The Company also uses interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under secured debt arrangements. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.
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

Recent U.S. Federal Income Tax Legislation

The Tax Cuts and Jobs Act, or TCJA, which was signed into law on December 22, 2017, made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Certain key provisions of the TCJA could impact the Company and its stockholders, beginning in 2018, including the following:

•
Reduced Tax Rates. The highest individual U.S. federal income tax rate on ordinary income is reduced from 39.6% to 37% (through taxable years ending in 2025), and the maximum corporate income tax rate is reduced from 35% to 21%. In addition, individuals, trust, and estates that own the Company's stock are permitted to deduct up to 20% of dividends received from the Company (other than dividends that are designated as capital gain dividends or qualified dividend income), generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025). Further, the amount that the Company is required to withhold on distributions to non-U.S. stockholders that are treated as attributable to gains from the Company's sale or exchange of U.S. real property interests is reduced from 35% to 21%.

•
Net Operating Losses. The Company may not use net operating losses generated beginning in 2018 to offset more than 80% of the Company's taxable income (prior to the application of the dividends paid deduction). Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.

•
Limitation on Interest Deductions. The amount of net interest expense that each of the Company and its TRSs may deduct for a taxable year is limited to the sum of (i) the taxpayer's business interest income for the taxable year, and (ii) 30% of the taxpayer's "adjusted taxable income" for the taxable year. For taxable years beginning before January 1, 2022, adjusted taxable income means earnings before interest, taxes, depreciation, and amortization ("EBITDA"); for taxable years beginning on or after January 1, 2022, adjusted taxable income is limited to earnings before interest and taxes ("EBIT"). The Company generally expects to have business interest income in excess of its net interest expense, and accordingly does not expect to be limited in its ability to deduct its net interest expense under these new rules.

•	Alternative Minimum Tax. The corporate alternative minimum tax is eliminated.

•
Income Accrual. The Company is required to recognize certain items of income for U.S. federal income tax purposes no later than the Company would report such items on its financial statements. As discussed above, earlier recognition of income for U.S. federal income tax purposes could impact the Company's ability to satisfy the REIT distribution requirements. This provision generally applies to taxable years beginning after December 31, 2017, but will apply with respect to income from a debt instrument having "original issue discount" for U.S. federal income tax purposes only for taxable years beginning after December 31, 2018.

While we do not expect this reform to have significant impact to the Company's consolidated financial statements, stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in the Company's common stock.
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
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2017	December 31, 2016
Debt-to-Equity Ratio (1)(2)	0.9x	1.0x
———————
(1) Represents total secured debt arrangements and convertible senior notes to total stockholders' equity.
(2) Assumes $302,756 of loan proceeds held by servicer are used to repay outstanding debt balance as of December 31, 2017.

The Company’s primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See “– Results of Operations – Investments" for a summary of interest rates and weighted average lives related to the Company’s investment portfolio as of December 31, 2017.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
On March 31, 2017, the Company, through two indirect wholly owned subsidiaries, entered into the amended and restated the JPMorgan Facility, which was upsized in October 2017, and provides for maximum total borrowing capacity to $1,393,000, comprised of the $1,250,000 repurchase facility and a $143,000 asset specific financing, and a term expiring in March 2019 plus a one-year extension option available at the Company's option, subject to certain conditions. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 0.02% to 2.75% over one-month LIBOR. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of December 31, 2017, the Company had $944,529 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.
DB Repurchase Facility
On March 31, 2017, the Company, through indirect wholly-owned subsidiaries, entered into the amended and restated DB Repurchase Facility which provides for maximum total borrowings of $566,009 comprised of: (i) a repurchase facility of

$450,000 and £45,000, of which we have borrowed $170,168 and £24,503, respectively and (ii) $55,200 of asset specific financing in connection with financing first mortgage loans secured by real estate.The DB Repurchase Facility matures in March 2018 with two one-year extension options available at the Company's option, subject to certain conditions. Amounts borrowed under the DB Repurchase Facility bear interest at spreads ranging from 2.10% to 3.00% over one-month LIBOR. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.

As of December 31, 2017, the Company had $319,286 (including £69,503) of borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.
Goldman Facility
On November 29, 2017, the Company, through an indirect wholly-owned subsidiary, entered into the Goldman Facility, which provides for advances of up to $331,130 (as of December 31, 2017) comprised of a $300,000 repurchase facility and $31,130 of an asset specific financing (entered into in January 2015). The Goldman Facility matures in November 2020. Advances under the Goldman Facility accrue interest at one-month LIBOR plus a spread, determined on a case-by-case basis for each purchased asset. Margin calls may occur any time at specified margin deficit thresholds. The Company has agreed to provide a limited guarantee of the obligations of the seller under the Goldman Facility.
As of December 31, 2017, the Company had total borrowings of $81,380 including $50,250 of borrowings outstanding under the repurchase facility and $31,130 secured by one commercial mortgage loan held by the Company.
DB Facility
In April 2014, the Company, through an indirect wholly-owned subsidiary, entered into the DB Facility, which provided that the Company may borrow up to $300,000 in order to finance the acquisition of CMBS. The outstanding borrowings under the DB Facility were repaid in full in December 2017. In connection with the sale of CMBS as discussed in "Note 4 - Securities," the Company recognized a loss on early extinguishment of debt of $1,947.
UBS Facility
In September 2013, the Company, through an indirect wholly-owned subsidiary, entered into the UBS Facility, which provided that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS Facility matured in September 2017 and the Company repaid the outstanding borrowings in full.
The Company was in compliance with the financial covenants under each of its secured debt arrangements at December 31, 2017 and December 31, 2016.
Convertible Senior Notes
In 2014, the Company issued, in two offerings, an aggregate principal amount of $254,750 of 5.50% Convertible Senior Notes due 2019, for which the Company received aggregate net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $248,652.
On August 21, 2017, the Company issued an aggregate principal amount of $230,000 of 4.75% Convertible Senior Notes due 2022, for which the Company received aggregate net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $224,825.
On November 9, 2017, the Company issued an aggregate principal amount of $115,000 of 4.75% Convertible Senior Notes due 2022, for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $112,686.
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

During the third quarter of 2016, the Company consummated the AMTG Merger and issued 13,398,586 shares of its common stock and 6,900,000 shares of Series C Preferred Stock. In 2016, the Company liquidated all of the assets of AMTG and realized proceeds of approximately $421,000 (net of expenses).
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of cash available, which was $77,671 as of December 31, 2017, principal and interest payments the Company receives on its portfolio of assets, and available borrowings under its secured debt arrangements. The Company expects its other sources of cash to consist of cash generated from operations and prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings.
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
To maintain its qualification as a REIT under the Internal Revenue Code, the Company must distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. These distribution requirements limit the Company’s ability to retain earnings and thereby replenish or increase capital for operations.
Leverage Policies
The Company uses leverage for the sole purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. In addition to its secured debt arrangements, in the future the Company may access additional sources of borrowings. The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; however, the Company is limited by certain financial covenants under its secured debt arrangements. Consistent with the Company’s strategy of keeping leverage within a conservative range, the Company expects that its total borrowings on loans will be in an amount that is approximately 35% of the value of its total loan portfolio.
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

The board of directors must approve any change in these investment guidelines.

Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of December 31, 2017 are summarized as follows:

	Less than 1 year (3)	1 to 3 years (3)	3 to 5 years (3)	More than 5 years	Total
JPMorgan Facility (1)	$227,530	$778,839	$—	$—	$1,006,369
DB Repurchase Facility (1)	73,465	6,891	—	—	80,356
Goldman Facility (1)	7,891	27,116	—	—	35,007
Convertible Senior Notes	27,866	292,977	372,100	—	692,943
Unfunded loan commitments (2)	264,001	162,579	9,047	—	435,627
Total	$600,753	$1,268,402	$381,147	$—	$2,250,302
———————
(1) Assumes current LIBOR of 1.56% for interest payments due under the JPMorgan Facility, the DB Repurchase Facility, the Goldman Loan, and the Goldman Facility.
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

Loan Commitments.    As of December 31, 2017, the Company had $295,327 of unfunded loan commitments related to its commercial mortgage loan portfolio and $140,300 of unfunded loan commitments related to its subordinate loan portfolio.
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
The current term of the Management Agreement currently runs through September 29, 2018. Absent certain action by the independent directors of the Company’s board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one year term. The Management Agreement may be terminated upon expiration of the one-year term only upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Company’s Management Agreement are not fixed and determinable. Following a meeting by the Company’s independent directors in February 2018, which included a discussion of the Manager’s performance and the level of the management fees thereunder, the Company determined not to terminate the Management Agreement.
Off-balance Sheet Arrangements
Except as disclosed in "Note 6 - Investment in Unconsolidated Joint Venture," the Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.
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
On August 2, 2017, the Company redeemed all 3,450,000 shares of Series A Preferred Stock. Holders of the Series A Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.1079 per share.
At December 31, 2017, the Company had 6,770,393 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. On or after September 21, 2020, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
At December 31, 2017, the Company had 6,900,000 shares of Series C Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series C Preferred Stock pay cumulative cash dividends at the rate of 8.00% per annum of the $25.00 per share liquidation preference (equivalent to $2.00 per annum per share) from, and including July 29, 2016 (the “Series C Initial Dividend Date”) and are payable quarterly in equal amounts in arrears on the last day of each April, July, October and January, at the then applicable annual rate. Except under certain limited circumstances, the Series C Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. On or after September 20, 2017, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.

Non-GAAP Financial Measures

Operating Earnings
For the years ended December 31, 2017, 2016 and 2015, respectively, the Company’s Operating Earnings were $146,752 or $1.45 per share ($191,392 or $1.89 per share excluding the realized loss and cost from sale of CMBS), $136,966 or $1.87 per share, and $112,697 or $1.90 per share. Operating Earnings is a non-GAAP financial measure that is defined by the

Company as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses) other than realized gains/(losses) related to interest income, (v) the non-cash amortization expense related to the reclassification of a portion of the Convertible Senior Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses and impairments. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of the Company's independent directors.
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
Beginning with the quarter ended September 30, 2016, the Company slightly modified its definition of Operating Earnings to include realized gains (losses) on currency swaps related to interest income on investments denominated in a currency other than U.S. dollars.  The Company believes that including the effects of realized gains (losses) on currency swaps related to interest income more accurately reflects the Company's investment income for a particular period and will allow investors to more easily compare its operating results over various periods. The effects of such unrealized gains (losses) in prior periods were not material to the Company's financial results.

The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings:

	Year ended December 31,
	2017	2016	2015
Net income available to common stockholders	$156,270	$127,581	$91,372
Adjustments:
Equity-based compensation expense	13,314	7,090	4,387
Unrealized (gain) loss on securities	(37,165)	26,099	17,408
(Gain) loss on derivative instruments	19,180	(31,160)	(4,106)
Foreign currency (gain) loss, net	(19,102)	29,937	4,894
Amortization of the Convertible Senior Notes related to equity reclassification	3,046	2,344	2,206
(Income) loss from unconsolidated joint venture	2,847	96	(3,464)
Provision for loan losses and impairments	5,000	15,000	—
Series A Preferred Stock redemption charge	3,016	—	—
Bargain purchase gain	—	(40,021)	—
Realized gain from unconsolidated joint venture	346	—	—
Total adjustments:	(9,518)	9,385	21,325
Operating Earnings	$146,752	$136,966	$112,697

Realized loss and costs from sale of CMBS (1)	44,640	1,470	443
Operating earnings excluding realized loss and costs from sale of CMBS	$191,392	$138,436	$113,140
Basic and diluted Operating Earnings per share of common stock	$1.45	$1.87	$1.90
Basic and diluted Operating Earnings excluding realized loss and costs from sale of CMBS per share of common stock	$1.89	$1.89	$1.91
Basic weighted average shares of common stock outstanding	99,859,153	72,371,374	58,674,046
Diluted weighted average shares of common stock outstanding	101,232,610	73,305,101	59,273,280
———————
(1) For 2017, includes realized losses from CMBS sales of $42,693 and loss on early extinguishment of debt of $1,947.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
At December 31, 2017, all of the Company’s borrowings outstanding under its secured debt arrangements were based on floating-rate. At December 31, 2017, the Company also had floating rate assets with a face amount of $3,254,995 resulting in net variable rate exposure of $1,909,800. A 100 basis point increase in LIBOR would increase the annual net interest income related to this variable rate exposure by approximately $22,098 or $0.20 per share. Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
Prepayment Risk
Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on an asset to be less than expected. In certain cases, the Company adapts to prepayment risk by stating prepayment penalties in loan agreements.
Market Risk
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Apollo Commercial Real Estate Finance, Inc.
New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries ("the Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 14, 2018

We have served as the Company's auditor since 2009.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share data)

	December 31, 2017	December 31, 2016
Assets:
Cash	$77,671	$200,996
Restricted cash	—	62,457
Securities, at estimated fair value	—	331,076
Securities, held-to-maturity	—	146,352
Commercial mortgage loans, net	2,653,826	1,641,856
Subordinate loans, net	1,025,932	1,051,236
Investment in unconsolidated joint venture	—	22,103
Derivative assets, net	—	5,906
Loan proceeds held by servicer	302,756	—
Other assets	28,420	20,995
Total Assets	$4,088,605	$3,482,977
Liabilities and Stockholders’ Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $14,348 and $6,763 in 2017 and 2016, respectively)	$1,330,847	$1,139,803
Convertible senior notes, net	584,897	249,994
Participations sold	—	84,979
Derivative liabilities, net	5,644	—
Accounts payable, accrued expenses and other liabilities	70,906	68,959
Payable to related party	8,168	7,015
Total Liabilities	2,000,462	1,550,750
Commitments and Contingencies (see Note 17)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series A preferred stock, 0 and 3,450,000 shares issued and outstanding ($0 and $86,250 aggregate liquidation preference) in 2017 and 2016, respectively	—	35
Series B preferred stock, 6,770,393 and 8,000,000 shares issued and outstanding ($169,260 and $200,000 aggregate liquidation preference) in 2017 and 2016, respectively	68	80
Series C preferred stock, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference) in 2017 and 2016	69	69
Common stock, $0.01 par value, 450,000,000 shares authorized, 107,121,235 and 91,422,676 shares issued and outstanding in 2017 and 2016, respectively	1,071	914
Additional paid-in-capital	2,170,078	1,983,010
Accumulated deficit	(83,143)	(48,070)
Accumulated other comprehensive loss	—	(3,811)
Total Stockholders’ Equity	2,088,143	1,932,227
Total Liabilities and Stockholders’ Equity	$4,088,605	$3,482,977

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Net interest income:
Interest income from securities	$10,466	$27,586	$33,188
Interest income from securities, held to maturity	4,132	11,469	12,054
Interest income from commercial mortgage loans	158,632	102,927	56,092
Interest income from subordinate loans	165,291	122,394	90,830
Interest expense	(78,057)	(63,759)	(48,861)
Net interest income	260,464	200,617	143,303
Operating expenses:
General and administrative expenses (includes equity-based compensation of $13,314 in 2017, $7,090 in 2016 and $4,387 in 2015)	(20,725)	(24,983)	(9,492)
Management fees to related party	(31,652)	(23,388)	(16,619)
Total operating expenses	(52,377)	(48,371)	(26,111)
Income (loss) from unconsolidated joint venture	(2,847)	(96)	3,464
Other income	940	1,094	1,239
Provision for loan losses and impairments	(5,000)	(15,000)	—
Realized gain (loss) on sale of assets	(42,693)	3,834	(443)
Unrealized gain (loss) on securities	37,165	(26,099)	(17,408)
Foreign currency gain (loss)	18,506	(29,284)	(4,894)
Bargain purchase gain	—	40,021	—
Loss on early extinguishment of debt	(1,947)	—	—
Gain (loss) on derivative instruments (includes unrealized gains (losses) of $(11,523) in 2017, $2,608 in 2016 and $(1,063) in 2015)	(19,180)	31,160	4,106
Net income	193,031	157,876	103,256
Preferred dividends	$(36,761)	$(30,295)	$(11,884)
Net income available to common stockholders	156,270	127,581	91,372
Basic and diluted net income per share of common stock	$1.54	$1.74	$1.54
Basic weighted average shares of common stock outstanding	99,859,153	72,371,374	58,674,046
Diluted weighted average shares of common stock outstanding	101,232,610	73,305,101	59,273,280

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income available to common stockholders	$156,270	$127,581	$91,372
Change in net unrealized gain on securities available-for-sale	—	—	678
Foreign currency translation adjustment	3,811	(638)	(866)
Comprehensive income	$160,081	$126,943	$91,184

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Par	Shares	Par
Balance at December 31, 2014	3,450,000	$35	46,900,442	$469	$868,035	$(10,485)	$(2,985)	$855,069
Capital increase related to Equity Incentive Plan	—	—	12,763	*	4,265	—	—	4,265
Issuance of common stock	—	—	20,323,529	203	343,227	—	—	343,430
Issuance of restricted common stock	—	—	65,950	1	—	—	—	1
Issuance of preferred stock	8,000,000	80	—	—	197,600	—	—	197,680
Repurchase of common stock	—	—	(107,432)	(1)	(1,740)	—	—	(1,741)
Offering costs	—	—	—	—	(1,249)	—	—	(1,249)
Net income	—	—	—	—	—	103,256	—	103,256
Change in Other Comprehensive Income	—	—	—	—	—	—	(188)	(188)
Dividends declared on preferred stock	—	—	—	—	—	(11,884)	—	(11,884)
Dividends declared on common stock - $1.87 per share	—	—	—	—	—	(113,215)	—	(113,215)
Balance at December 31, 2015	11,450,000	$115	67,195,252	$672	$1,410,138	$(32,328)	$(3,173)	$1,375,424
Capital increase related to Equity Incentive Plan	—	—	236,782	2	4,459	—	—	4,461
Issuance of common stock	—	—	10,500,000	105	178,080	—	—	178,185
Issuance of common stock- AMTG Merger	—	—	13,398,586	134	218,263	—	—	218,397
Issuance of restricted common stock	—	—	92,056	1	—	—	—	1
Issuance of preferred stock - AMTG Merger	6,900,000	69	—	—	172,431	—	—	172,500
Offering costs	—	—	—	—	(361)	—	—	(361)
Net income	—	—	—	—	—	157,876	—	157,876
Change in other comprehensive loss	—	—	—	—	—	—	(638)	(638)
Dividends declared on preferred stock	—	—	—	—	—	(30,295)	—	(30,295)
Dividends declared on common stock - $1.84 per share	—	—	—	—	—	(143,323)	—	(143,323)
Balance at December 31, 2016	18,350,000	$184	91,422,676	$914	$1,983,010	$(48,070)	$(3,811)	$1,932,227
Capital increase related to Equity Incentive Plan	—	—	200,859	3	10,977	—	—	10,980
Issuance of common stock	—	—	15,470,000	154	279,673	—	—	279,827
Issuance of restricted common stock	—	—	27,700	*	—	—	—	—
Redemption of preferred stock	(4,679,607)	(47)	—	—	(116,955)	—	—	(117,002)
Preferred stock redemption charge	—	—	—	—	3,016	—	—	3,016
Issuance of convertible senior notes	—	—	—	—	11,002	—	—	11,002
Offering costs	—	—	—	—	(645)	—	—	(645)
Net income	—	—	—	—	—	193,031	—	193,031
Change in other comprehensive loss	—	—	—	—	—	—	3,811	3,811
Dividends declared on preferred stock	—	—	—	—	—	(36,761)	—	(36,761)
Dividends declared on common stock - $1.84 per share	—	—	—	—	—	(191,343)	—	(191,343)
Balance at December 31, 2017	13,670,393	$137	107,121,235	$1,071	$2,170,078	$(83,143)	$—	$2,088,143
*    Rounds to zero.

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (in thousands)

	For the year ended December 31,
	2017	2016	2015
Cash flows provided by operating activities:
Net income	$193,031	$157,876	$103,256
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(48,062)	(10,679)	(11,211)
Amortization of deferred financing costs	6,669	4,607	2,992
Equity-based compensation	10,977	4,464	4,266
Unrealized (gain) loss on securities	(37,165)	26,099	17,408
Provision for loan losses and impairment	5,000	15,000	—
Income (loss) from unconsolidated joint venture	2,259	97	(3,480)
Foreign currency (gain) loss	(18,645)	28,790	5,192
Realized (gain) loss on derivative instruments	289	(28,552)	(5,169)
Unrealized (gain) loss on derivative instruments	11,523	(2,608)	1,063
Realized (gain) loss on sale of asset	42,693	(3,834)	443
Bargain purchase gain	—	(40,021)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(3,820)	(27,773)	(30,220)
Loan proceeds held by servicer	(6,306)	—	—
Other assets	(1,372)	2,194	120
Accounts payable, accrued expenses and other liabilities	(3,351)	(8,496)	1,405
Payable to related party	1,153	1,718	2,057
Net cash (used in) provided by operating activities	154,873	118,882	88,122
Cash flows used in investing activities:
Funding of commercial mortgage loans	(1,218,492)	(850,411)	(641,954)
Funding of subordinate loans	(610,266)	(285,318)	(705,068)
Payments received on commercial mortgage loans	218,002	206,573	103,963
Payments received on subordinate loans	376,727	120,806	378,242
Funding of derivative instruments	—	—	(327)
Origination and exit fees received on commercial mortgage loans and subordinate loans	27,904	12,500	17,939
Funding of unconsolidated joint venture	(726)	(362)	(3,929)
Funding of other assets	(1,379)	(1,640)	(8)
Proceeds (payments) on settlements of derivative instruments	(201)	28,552	5,169
Decrease (increase) in collateral held related to derivative contracts	(4,952)	2,480	—
Proceeds from sale of securities	295,681	97,885	23,629
Proceeds from sale of investments in unconsolidated joint venture	24,498	—	20,794
Payments received on securities	25,960	35,623	8,735
Payments received on securities, held-to-maturity	146,530	6,720	1,750
Payments received on other assets	—	132	189
Proceeds from sale of AMTG assets, net	—	1,508,198	—
ARI Investment in AMTG, net of cash acquired	—	189,795	—
Net cash provided by (used in) investing activities	(720,714)	1,071,533	(790,876)
Cash flows from financing activities:
Proceeds from issuance of common stock	279,816	178,185	343,430
Proceeds from issuance of preferred stock	—	—	197,680
Repurchase of common stock	—	—	(1,741)
Redemption of preferred stock	(116,990)	—	—
Payment of offering costs	(924)	(406)	(987)
Proceeds from secured debt arrangements	1,239,515	721,992	778,675
Repayments of secured debt arrangements	(1,045,614)	(501,200)	(475,094)
Repayments of AMTG repurchase agreement borrowings	—	(1,254,517)	—
Proceeds from issuance of convertible senior notes	343,275	—	—
Repayments of participations sold	(85,081)	(4,372)	(1,246)
Payment of deferred financing costs	(14,254)	(4,017)	(2,900)
Dividends on common stock	(183,877)	(132,213)	(100,849)
Dividends on preferred stock	(35,807)	(27,956)	(7,440)
Net cash provided by (used in) financing activities	380,059	(1,024,504)	729,528
Net increase (decrease) in cash and cash equivalents	(185,782)	165,911	26,774
Cash, cash equivalents and restricted cash, beginning of period	263,453	97,542	70,768
Cash, cash equivalents and restricted cash, end of period	$77,671	$263,453	$97,542
Supplemental disclosure of cash flow information:
Interest paid	$55,835	$52,708	$43,209
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	$56,576	$51,278	$37,828
Deferred financing costs, not yet paid	$—	$—	$—
Offering costs payable	$—	$279	$296
Loan proceeds held by servicer	$302,756	$—	$—
Fair value of assets acquired from AMTG	$—	$1,936,260	$—
Fair value of liabilities assumed from AMTG	$—	$(1,285,183)	$—
Fair value of common stock issued to AMTG	$—	$218,397	$—
Fair value of preferred stock issued to AMTG	$—	$172,500	$—

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands—except share and per share data)
Note 1 – Organization
Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a corporation that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments in the United States. These asset classes are referred to as the Company’s target assets.
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
Under Financial Accounting Standards Board (the "FASB") ASC Topic 805, "Business Combinations", or ASC 805, the acquirer in a business combination must recognize, with certain exceptions, the fair values of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. We applied the provisions of ASC 805 in accounting for the Company's acquisition of AMTG. In doing so, we recorded provisional amounts for certain items as of the date of the acquisition, including the fair value of certain assets and liabilities. During the measurement period, a period which shall not exceed one year, the Company retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of such date that, if known, would have affected the measurement of the amounts recognized. See further discussion in "Note 20 - Business Combination."
The Company currently operates in one reporting segment.
Restricted Cash
Restricted cash represented cash held by the Company's counterparties as collateral against secured debt arrangements. Restricted cash is not available for general corporate purposes but may be applied against amounts due to counterparties under secured debt arrangements, or returned to the Company when collateral requirements are exceeded or at the maturity of the secured debt arrangements. As of December 31, 2017, there is no restricted cash on the Company's Consolidated Balance Sheet.

Classification of Investments and Valuations of Financial Instruments
The Company’s investments consist primarily of commercial mortgage loans, subordinate loans, CMBS and other real estate related assets that are classified as either available-for-sale or held-to-maturity. The Company has also elected the fair value option for certain CMBS, however the Company had no such investments as of December 31, 2017.
Classification of Loans
Loans held-for-investment are stated at the principal amount outstanding, net of deferred fees and impairment, if any, in accordance with GAAP.
To conform to the 2017 presentation of the Consolidated Statement of Cash Flows , the Company reclassified $12,500 and $17,939 into origination and exit fees received on commercial mortgage loans and subordinate loans for 2016 and 2015, respectively. These amounts were previously recorded in funding of and payments received on commercial mortgage and subordinate loans.
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
As of December 31, 2017, the Company recorded a loan loss provision of $1,981 on a commercial mortgage loan secured by fully-built, for-sale residential condominium units located in Bethesda, MD. In addition to the $1,981 loan loss provision, the Company recorded an impairment of $3,019 on a related investment.
As of December 31, 2016, the Company recorded a loan loss provision of $10,000 and $5,000, on a multifamily commercial mortgage and subordinate loan in Williston, ND, respectively.
As of December 31, 2015, there was no provision for loan loss.
Fair Value Election
Securities at estimated fair value consist of CMBS. In accordance with GAAP, the Company elected the fair value option for these securities at the date of purchase in order to allow the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings in order to reflect the performance of the investments in a timely manner. As of December 31, 2017, the Company did not own any securities.
Securities, held-to-maturity
GAAP requires that at the time of purchase, we designate investment securities as held-to-maturity or trading, depending on our investment strategy and ability to hold such securities to maturity. Held-to-maturity securities where we have not elected to apply the fair value option are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method. As of December 31, 2017, the Company did not own any securities.

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
Deferred Financing Costs
Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2017 and 2016, respectively, the Company had approximately $14,348 and $6,763 of capitalized financing costs, net of amortization included, as a direct deduction from the carrying amount of the debt obligation.
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

Secured Debt Arrangements
Secured debt arrangements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a secured debt arrangement remain on the Company’s balance sheet as an asset and cash received from the purchaser is recorded on the Company’s consolidated balance sheet as a liability. Interest paid in accordance with secured debt arrangements is recorded in interest expense.
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
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856-859 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.
The Company has elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to U.S. federal and state income tax at regular corporate tax rates.
The Company’s major tax jurisdictions are U.S. federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2014 through 2017. The Company does not have any unrecognized tax benefits and does not expect a change in its position for unrecognized tax benefits in the next 12 months.
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
Securitization/Sale and Financing Arrangements
We periodically sell our financial assets, such as commercial mortgage loans, CMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale-legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.

Recent Accounting Pronouncements
In May 2014, the FASB issued guidance which broadly amends the accounting guidance for revenue recognition. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company notes that this guidance will not have a material impact on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. In 2017, the Company adopted this guidance and determined that there was no material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” or ASU 2016-09. ASU 2016-09 requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes than is permitted under current guidance without triggering liability accounting. Finally, the guidance allows a policy election to account for employee forfeitures as they occur. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In 2017, the Company adopted this guidance and determined there was no material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While the Company is currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements, we expect that the adoption will result in higher provisions for potential loan losses.
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. The Company adopted this guidance in the third quarter of 2016 and determined that there was no material impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. The Company early adopted ASU 2016-18 on June 30, 2017, which changed the Company's consolidated statement of cash flows and related disclosures for all periods presented. The following is a reconciliation of the Company's cash, cash equivalents, and restricted cash to the total presented in the Company's consolidated statement of cash flows for the year ended December 31, 2017 and December 31, 2016, respectively:

	Year ended December 31,
	2017	2016
Cash and cash equivalents	$77,671	$200,996
Restricted cash	—	62,457
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$77,671	$263,453

In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” or ASU 2017-12. The intention of ASU 2017-12 is to align an entity’s financial reporting for hedging activities with the economic objectives of those activities. Upon adoption of ASU 2017-12, the cumulative ineffectiveness previously recognized on existing cash flow and net investment hedges will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income (loss). The Company is currently assessing the impact, if any, the guidance will have on the Company's consolidated financial statements when adopted. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and is applied retroactively.
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
The estimated fair value of the Company's CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. The Company believes that these dealers who are usually market makers in these securities utilize various valuation techniques and inputs including, but not limited to, observable trades, discounted cash flow, market yield and duration to price these securities. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information. As of December 31, 2016 the estimated fair values of the Company’s securities were based on observable inputs and were classified as Level II in the fair value hierarchy. In June 2017, the Manager determined that, based on illiquidity in the market for these securities, broker quotes lack observable inputs and thus a transfer into Level III in the fair value hierarchy was necessary. Based on this determination, as of June 30, 2017, we have applied Level III classification to these securities. In accordance with GAAP, the Company elects the fair value option for these securities at the date of purchase in order to allow the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings in order to reflect the performance of the investment in a timely manner. During the year ended December 31, 2017, the Company sold all of its remaining CMBS securities.
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

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of December 31, 2017 and 2016:

	Fair Value as of December 31, 2017				Fair Value as of December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
CMBS (Fair Value Option)	$—	$—	$—	$—	$—	$331,076	$—	$331,076
Derivative instruments	—	(5,644)	—	(5,644)	—	5,906	—	5,906
Total	$—	$(5,644)	$—	$(5,644)	$—	$336,982	$—	$336,982

The following is a reconciliation of investments for which Level III inputs were used in determining fair value:

CMBS
Fair value at December 31, 2016	$—
Transfers into Level III (1)	254,484
Net realized loss on investments	(41,651)
Net increase in unrealized gain on investments	38,830
Sales and repayments of investments	(250,464)
Amortization of purchase discount, net	(1,199)
Fair value at December 31, 2017	$—
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

Note 4 – Securities
During the year-ended December 31, 2017, the Company sold all of its securities resulting in a net realized loss of $42,693.

CMBS (Held-to-Maturity) represents a loan the Company closed during May 2014 that was subsequently contributed to a securitization during August 2014. During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation. The Company evaluated this transaction and concluded that due to its continuing involvement, the transaction should not be accounted for as a sale. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation. During May 2017, the loan and associated CMBS (Held-to-Maturity) were fully repaid and the related securities, held-to-maturity and participation sold line items were removed from the Company's consolidated balance sheet.
The amortized cost and estimated fair value of the Company’s securities at December 31, 2016 are summarized as follows:

Security Description	Face Amount	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
CMBS (Fair Value Option)	375,861	368,247	292	(37,463)	331,076
CMBS (Held-to-Maturity)	146,530	146,352	—	—	146,352
Total	$522,391	$514,599	$292	$(37,463)	$477,428

During the year-ended December 31, 2016, the Company sold securities resulting in a net realized gain of $1,470.

The overall statistics for the Company’s CMBS (Fair Value Option) calculated on a weighted average basis as of December 31, 2016. Statistics are not presented as of December 31, 2017 because the company did not hold any CMBS (Fair Value Option):

December 31, 2016
Credit Ratings *	B+-NR
Coupon	5.9%
Yield	6.0%
Weighted Average Life	2.5 years

*	Ratings per Fitch Ratings, Moody’s Investors Service or Standard & Poor's.
The percentage vintage, property type, and location of the collateral securing the Company’s CMBS (Fair Value Option) calculated on a weighted average basis as of December 31, 2016. These metrics are not presented as of December 31, 2017 because the company did not hold any CMBS (Fair Value Option):

Vintage	December 31, 2016
2005	2.0%
2006	12.1
2007	73.5
2008	12.4
Total	100%

Property Type	December 31, 2016
Office	34.6%
Retail	29.0
Multifamily	12.4
Other *	24.0
Total	100%

*	No other individual category comprises more than 10% of the total.

Location	December 31, 2016
South Atlantic	23.8%
Middle Atlantic	16.7
Pacific	15.3
East North Central	10.8
Other *	33.4
Total	100%

*	No other individual category comprises more than 10% of the total.

Note 5 – Commercial Mortgage and Subordinate Loans, Net
The Company’s loan portfolio was comprised of the following at December 31, 2017:

Loan Type	December 31, 2017	December 31, 2016
Commercial mortgage loans, net	$2,653,826	$1,641,856
Subordinate loans, net	1,025,932	1,051,236
Total loans, net	$3,679,758	$2,693,092

Activity relating to our loan investment portfolio was as follows:

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss (2)	Carrying Value
December 31, 2016	$2,720,344	$(12,252)	$(15,000)	$2,693,092
Loan fundings	1,828,758	—	—	1,828,758
Loan repayments	(891,848)	—	—	(891,848)
Unrealized gain on foreign currency translation	23,766	(154)	—	23,612
Provision for loan loss (2)	—	—	(1,981)	(1,981)
Deferred fees and other items (1)	—	(27,424)	—	(27,424)
PIK interest, amortization of fees and other items (1)	25,149	30,400	—	55,549
December 31, 2017	$3,706,169	$(9,430)	$(16,981)	$3,679,758
———————
(1) Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses.
(2) In addition to the $1,981 provision for loan loss, the Company recorded an impairment of $3,019 against a related investment previously recorded under other assets on the Company's consolidated balance sheet.

The following table details overall statistics for our loan portfolio:

	December 31, 2017	December 31, 2016
Number of loans	59	45
Principal balance	$3,706,169	$2,720,344
Carrying value	$3,679,758	$2,693,092
Unfunded loan commitments (1)	$435,627	$170,365
Weighted-average cash coupon (2)	8.40%	8.88%
  ———————

(1)
Unfunded loan commitments are primarily funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)	For floating rate loans, assumes one-month LIBOR of 1.56% and 0.77%, as of December 31, 2017 and December 31, 2016, respectively.

The table below details the property type of the properties securing the loans in our portfolio:

	December 31, 2017		December 31, 2016
Property Type	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Urban Retail Predevelopment	$654,736	17.8%	$491,187	18.2%
Hotel	645,056	17.5%	408,428	15.2%
Office	513,830	14.0%	255,031	9.5%
Residential Rental	465,057	12.6%	309,243	11.5%
Residential - for sale	442,179	12.0%	469,997	17.5%
Mixed Use	354,640	9.6%	134,797	5.0%
Retail Center	198,913	5.4%	209,401	7.8%
Healthcare	173,870	4.7%	170,549	6.3%
Other	154,141	4.2%	87,650	3.3%
Industrial	77,338	2.1%	156,809	5.8%
	3,679,758	100.0%	2,693,092	100.0%

The table below details the geographic distribution of the properties securing the loans in our portfolio:

	December 31, 2017		December 31, 2016
Geographic Location	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Manhattan, NY	$1,173,833	31.9%	$870,914	32.3%
Brooklyn, NY	357,611	9.7%	163,389	6.1%
Northeast	100,536	2.7%	137,770	5.1%
Midwest	683,380	18.6%	405,992	15.1%
Southeast	531,582	14.4%	332,276	12.3%
United Kingdom	303,488	8.2%	244,756	9.1%
West	227,024	6.2%	219,664	8.2%
Mid Atlantic	191,976	5.2%	263,717	9.8%
Other International	76,713	2.1%	—	—%
Southwest	33,615	0.9%	54,614	2.0%
Total	3,679,758	100.0%	$2,693,092	100.0%

The Company assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:
1. Very low risk
2. Low risk
3. Moderate/average risk
4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or has been impaired
The following table allocates the carrying value of our loan portfolio based on the Company's internal risk ratings:

	December 31, 2017
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—%
2	5	399,326	10%
3	51	3,034,358	83%
4	1	168,208	5%
5	2	77,866	2%
	59	$3,679,758	100%

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such loan loss analysis is completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan.
During the year ended December 31, 2017, the Company recorded a loan loss provision of $1,981 on a commercial mortgage loan secured by fully-built, for-sale residential condominium units located in Bethesda, MD. In addition to the $1,981 provision for loan loss, the Company recorded an impairment of $3,019 on a related investment previously recorded under other assets on the Company's consolidated balance sheet. The loan loss provision and impairment were based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $678 dollars per square foot across properties and 15%, respectively. Effective April 1, 2017, the Company ceased accruing all interest associated with the loan and accounts for the loan on a cost-recovery basis (all proceeds are applied towards the loan balance). As of December 31, 2017, this was assigned a risk rating of 5.
During 2016, the Company recorded a loan loss provision of $10,000 on a multifamily commercial mortgage loan and $5,000 on a multifamily subordinate loan secured by a multifamily property located in Williston, ND. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were terminal capitalization rate and discount rate which were 11% and 10% respectively. The Company ceased accruing payment in kind ("PIK") interest associated with the loan and recognizing interest income upon receipt of cash. As of December 31, 2017, this was assigned a risk rating of 5.
As of December 31, 2017, the aggregate loan loss provision was $11,981 and $5,000 for commercial mortgage loans and subordinate loans, respectively. As of December 31, 2016, the aggregate loan loss provision was $10,000 and $5,000 for commercial mortgage loans and subordinate loans, respectively.
During the years ended December 31, 2017, 2016, and 2015, the Company received pre-payment penalties of $5,416, $5,225, and $1,765, respectively. The Company records pre-payment penalty income under interest income.
During the years ended December 31, 2017, 2016, and 2015, the Company recognized PIK interest of $25,227, $24,379, and $21,997, respectively.

Note 6 – Investment in Unconsolidated Joint Venture
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
In May 2017, the Company sold its remaining ownership interest in Champ LP to unaffiliated third parties for €21,792 or $24,498, resulting in a loss of $3,305. As of December 31, 2017, the Company had no interest in Champ LP.

Note 7 – Loan Proceeds Held by Servicer
Loan proceeds held by servicer represents principal payments held by the Company's third-party loan servicer as of the balance sheet date which were remitted to us subsequent to the balance sheet date.
Note 8 – Other Assets
The following table details the components of our other assets:

	December 31, 2017	December 31, 2016
Interest receivable	$23,101	$19,281
Other	5,319	1,714
Total	$28,420	$20,995

Note 9 – Secured Debt Arrangements, Net
At December 31, 2017 and 2016, the Company’s borrowings had the following secured debt arrangements, maturities and weighted average interest rates:

	December 31, 2017				December 31, 2016
	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)
JPMorgan Facility (3)	$1,393,000	$944,529	March 2020	L + 2.30%	$943,000	$657,452	January 2019	L + 2.25%
DB Repurchase Facility (4)	566,009	319,286	March 2020	L + 2.27%	300,000	137,355	September 2019	L + 2.66%
Goldman Facility (5)	331,130	81,380	November 2020	L + 2.73%	N/A	40,657	April 2019	L + 3.50%
Sub-total	2,290,139	1,345,195		L + 2.32%		835,464		L + 2.38%

UBS Facility	N/A	N/A	N/A	N/A	N/A	133,899	September 2018	2.79%
DB Facility	N/A	N/A	N/A	N/A	N/A	177,203	April 2018	3.63%
Sub-total	N/A	N/A		N/A		311,102		3.27%

less: deferred financing costs	N/A	(14,348)		N/A	N/A	(6,763)		N/A
Total / Weighted Average	$2,290,139	$1,330,847		L + 2.32%		$1,139,803		3.18%
———————
(1) Maturity date assumes extensions at the Company's option are exercised.
(2) Assumes one-month LIBOR at December 31, 2017 and December 31, 2016 was 1.56% and 0.77% respectively.
(3) As of December 31, 2017, the Company's secured debt arrangement with JPMorgan Chase Bank, National Association
(the "JPMorgan Facility") provided for maximum total borrowings comprised of a $1,250,000 repurchase facility and $143,000 of an asset specific financing.
(4) As of December 31, 2017, the Company's secured debt arrangement with Deutsche Bank AG, Cayman Islands Branch (the "DB Repurchase Facility") provided for maximum total borrowings comprised of a $450,000 and £45,000 repurchase facility and $55,200 of a asset specific financing.
(5) As of December 31, 2017, the Company's secured debt arrangement with Goldman Sachs Bank USA (the "Goldman Facility") provided for maximum total borrowings comprised of a $300,000 repurchase facility and $31,130 of an asset specific financing.
At December 31, 2017, the Company’s borrowings had the following remaining maturities:

	Less than 1 year (1)	1 to 3 years (1)	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$193,567	$750,962	$—	$—	$944,529
DB Repurchase Facility	60,808	258,478			319,286
Goldman Facility	—	81,380	—	—	81,380
Total	$254,375	$1,090,820	$—	$—	$1,345,195
———————
(1) Assumes underlying assets are financed through the fully extended maturity date of the facility.

The table below summarizes the outstanding balances, as well as the maximum and average balances as of December 31, 2017 and 2016.

		2017			2016
	Balance at December 31, 2017	Maximum Month-End Balance	Average Month-End Balance	Balance at December 31, 2016	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$944,529	$986,611	$863,717	$657,452	$783,528	$660,741
DB Repurchase Facility	319,286	367,010	288,966	137,355	137,355	19,582
Goldman Facility	81,380	81,380	40,514	40,657	45,928	43,505
UBS Facility	—	133,899	72,716	133,899	133,899	133,899
DB Facility	—	177,203	117,768	177,203	300,005	246,773
Total	$1,345,195			$1,146,566
JPMorgan Facility
On March 31, 2017, the Company, through two indirect wholly owned subsidiaries, entered into the amended and restated JPMorgan Facility, which was upsized in October 2017, and provides for maximum total borrowing capacity to $1,393,000, comprised of the $1,250,000 repurchase facility and a $143,000 asset specific financing, and a term expiring in March 2019 plus a one-year extension option available at the Company's option, subject to certain conditions. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 2.75% over one-month LIBOR. Margin calls may occur any time the aggregate repurchase price exceeds the agreed upon advance rate multiplied by the market value of the assets by more than $250. The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of December 31, 2017, the Company had $944,529 of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage and subordinate loans.
DB Repurchase Facility
On March 31, 2017, the Company, through indirect wholly-owned subsidiaries, entered into the amended and restated DB Repurchase Facility which provides for maximum total borrowings of $566,009 comprised of: (i) a repurchase facility of $450,000 and £45,000, of which we have borrowed $170,168 and £24,503, respectively and (ii) $55,200 of asset specific financing in connection with financing first mortgage loans secured by real estate. The DB Repurchase Facility matures in March 2018 with two one-year extension options available at the Company's option, subject to certain conditions. Amounts borrowed under the DB Repurchase Facility bear interest at spreads ranging from 2.10% to 3.00% over one-month LIBOR. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.

As of December 31, 2017, the Company had $319,286 (including £69,503) of borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.
Goldman Facility
On November 29, 2017, the Company, through an indirect wholly-owned subsidiary, entered into the Goldman Facility, which provides for advances of up to $331,130 (as of December 31, 2017) comprised of a $300,000 repurchase facility and $31,130 of an asset specific financing (entered into in January 2015). The Goldman Facility matures in November 2020. Advances under the Goldman Facility accrue interest at one-month LIBOR plus a spread, determined on a case-by-case basis for each purchased asset. Margin calls may occur any time at specified margin deficit thresholds. The Company has agreed to provide a limited guarantee of the obligations of the seller under the Goldman Facility.
As of December 31, 2017, the Company had total borrowings of $81,380 including $50,250 of borrowings outstanding under the repurchase facility and $31,130 secured by one commercial mortgage loan held by the Company.
DB Facility
In April 2014, the Company, through an indirect wholly-owned subsidiary, entered into the DB Facility, which provided that the Company may borrow up to $300,000 in order to finance the acquisition of CMBS. The outstanding borrowings under the DB Facility were repaid in full in December 2017. In connection with the sale of CMBS as discussed in "Note 4 - Securities," the Company recognized a loss on early extinguishment of debt of $1,947.

UBS Facility
In September 2013, the Company, through an indirect wholly-owned subsidiary, entered into the UBS Facility, which provided that the Company may borrow up to $133,899 in order to finance the acquisition of CMBS. The UBS Facility matured in September 2017 and the Company repaid the outstanding borrowings in full.
The Company was in compliance with the financial covenants under each of its secured debt arrangements at December 31, 2017 and December 31, 2016.
Note 10 – Convertible Senior Notes, Net
On March 17, 2014, the Company issued $143,750 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $139,037. At December 31, 2017, the March 2019 Notes had a carrying value of $142,498 and an unamortized discount of $1,252.
On August 18, 2014, the Company issued an additional $111,000 aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes," and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $109,615. At December 31, 2017, the August 2019 Notes had a carrying value of $109,436 and an unamortized discount of $1,564.
On August 21, 2017, the Company issued an aggregate principal amount of $230,000 of 4.75% Convertible Senior Notes due 2022 (the "August 2022 Notes" and together with the 2019 Notes, the "Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $224,825. At December 31, 2017, the August 2022 Notes had a carrying value of $220,897 and an unamortized discount of $9,103.
On November 9, 2017, the Company issued an aggregate principal amount of $115,000 of 4.75% Convertible Senior Notes due 2022 (the "November 2022 Notes," together with the August 2022 Notes, the "2022 Notes" and together with the 2019 Notes, "the Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $112,686. At December 31, 2017, the November 2022 Notes had a carrying value of $112,065 and an unamortized discount of $2,935.

The following table summarizes the terms of the Notes.

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2019 Notes	254,750	5.50%	6.36%	57.49	3/15/2019	1.20 years
2022 Notes	345,000	4.75%	5.61%	50.23	8/23/2022	4.65 years
Total	599,750
———————

(1)	Effective rate includes the effect of the adjustment for the conversion option (See endnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

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

The Company may not redeem the Notes prior to maturity. The closing price of the Company's common stock on December 29, 2017 of $18.45 was greater than the per share conversion price of the 2019 Notes and less than the per share conversion price of the 2022 Notes. The Company has the intent and ability to settle the Notes in cash and, as a result, the Notes did not have any impact on the Company's diluted earnings per share.
In accordance with ASC 470 the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $22,447 of the proceeds to the equity component of the Notes ($11,445 to the 2019 Notes and $11,002 to the 2022 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in the consolidated balance sheet as of December 31, 2017. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $18,726, $14,011 and $14,011 for the years ended December 31, 2017, 2016 and 2015, respectively.  With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $4,724, $3,557 and $3,440 for the years ended December 31, 2017, 2016 and 2015, respectively.

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
During May 2014, the Company closed a $155,000 floating-rate whole loan secured by the first mortgage and equity interests in an entity that owns a resort hotel in Aruba. During June 2014, the Company syndicated a $90,000 senior participation in the loan and retained a $65,000 junior participation in the loan. During August 2014, both the $90,000 senior participation and the Company's $65,000 junior participation were contributed to a CMBS securitization. In exchange for contributing its $65,000 junior participation, the Company received a CMBS secured solely by the $65,000 junior participation and classified it as CMBS (Held-to-Maturity) on its consolidated financial statements. During May 2017, the loan and associated CMBS (Held-to-Maturity) were fully repaid and the related securities, held-to-maturity and participation sold line items were removed from the Company's consolidated balance sheet.

Note 12 – Derivatives, Net
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.
The Company has entered into a series of forward contracts to sell an amount of foreign currency (British pound ("GBP")) for an agreed upon amount of U.S. dollars at various dates through November 2020. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by the Company related to foreign denominated loan investments.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards as of December 31, 2017 :

Type of Derivative	December 31, 2017
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	24	177,077	GBP	January 2018- November 2020

The following table summarizes our non-designated foreign exchange (“Fx”) forwards as of December 31, 2016 :

Type of Derivative	December 31, 2016
	Number of Contracts	Aggregate Notional Amount	Notional Currency	Maturity
Fx Contracts - GBP	11	148,310	GBP	January 2017- October 2017

The Company has not designated any of its derivative instruments as hedges as defined in ASC 815, Derivatives and Hedging and, therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the years ended December 31, 2017, 2016 and 2015.

		Amount of gain (loss) recognized in income
	Location of Gain (Loss) Recognized in Income	2017	2016	2015
Forward currency contract	Gain (loss) on derivative instruments - unrealized	$(11,527)	2,665	$(853)
Forward currency contract	Gain on derivative instruments - realized	(7,657)	28,552	5,169
Interest rate caps (1)	Gain (loss) on derivative instruments - unrealized	4	(57)	(210)
Sub-total		$(19,180)	$31,160	$4,106

Forward currency contract	Loss from unconsolidated joint venture	(587)	—	—
Total		$(19,767)	$31,160	$4,106
———————

(1)	With a notional amount of $40,185, $45,475, 49,323 at December 31, 2017, 2016, and 2015, respectively.

The following table summarizes the gross asset and liability amounts related to the Company’s derivatives at December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Interest rate caps	$—	$1	$1	$23	$—	$23
Forward currency contract	(5,645)	—	(5,645)	5,883	—	5,883
Total derivative instruments	$(5,645)	$1	$(5,644)	$5,906	$—	$5,906

Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities:

	December 31, 2017	December 31, 2016
Accrued dividends payable	$56,576	$51,278
Accrued interest payable	12,796	7,284
Accounts payable and other liabilities	1,534	10,397
Total	$70,906	$68,959

Note 14 – Related Party Transactions
AMTG Merger
As fully described in "Note 20- Business Combination", in August 2016, the Company acquired AMTG, an entity managed by an affiliate of Apollo.
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
For 2017, 2016 and 2015, respectively, the Company incurred approximately $31,652, $23,388 and $16,619 in base management fees under the Management Agreement. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For 2017, 2016 and 2015, respectively, the Company paid expenses totaling $2,583, $2,526 and $1,421 related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at December 31, 2017 and December 31, 2016, respectively, is approximately $8,168 and $7,015 for base management fees incurred but not yet paid under the Management Agreement.
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
In May 2017, the Company sold its remaining ownership interest in Champ LP, to unaffiliated third parties for €21,792 or $24,498, resulting in a loss of $3,305. As of December 31, 2017, the Company had no interest in Champ LP.
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
Note 15 – Share-Based Payments
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
The Company recognized stock-based compensation expense of $13,314, $7,090 and $4,387 during 2017, 2016 and 2015, respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, exchanges and forfeitures of restricted common stock and RSUs during 2017, 2016 and 2015:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($)
Outstanding at January 1, 2015	73,927	610,254
Grant	65,950	666,056	$12,769
Vested	(32,492)	(20,000)	n/a
Forfeiture	—	(13,500)	n/a
Outstanding at December 31, 2015	107,385	1,242,810
Grant	92,056	903,068	16,477
Vested	(49,331)	(397,030)	n/a
Forfeiture	—	(45,073)	n/a
Outstanding at December 31, 2016	150,110	1,703,775
Grant	27,700	912,916	17,496
Vested	(72,249)	(938,541)	n/a
Forfeiture	—	(45,404)	n/a
Outstanding at December 31, 2017	105,561	1,632,746

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2017.

Vesting Year	Restricted Stock	RSU	Total Awards
2018	67,934	758,505	826,439
2019	32,733	569,909	602,642
2020	4,894	304,332	309,226
Total	105,561	1,632,746	1,738,307

At December 31, 2017, the Company had unrecognized compensation expense of approximately $1,577 and $30,242, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During 2017, 2016 and 2015, respectively, the Company delivered 200,859, 236,782 and 12,763 shares of common stock for 938,541, 397,030, and 20,000 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the consolidated statement of changes in stockholders' equity. The adjustments were $2,336, $2,626, and $122 in 2017, 2016 and 2015, respectively, and are included as reductions of capital increase related to the Company's equity incentive plan in the consolidated statement of changes in stockholders' equity.
Note 16– Stockholders’ Equity
The Company’s authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2017, 107,121,235 shares of common stock were issued and outstanding and there were 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") issued and outstanding and 6,900,000 shares of 8.00% Fixed-to-Floating Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") issued and outstanding.
In October 2017, the Company concurrently entered into a common stock purchase agreement and a preferred stock repurchase agreement with QH RE Asset Company, LLC (“QHREAC”). Pursuant to the agreements, (i) QHREAC purchased 1,670,000 shares of the Company’s common stock, par value $0.01 per share, for cash at an aggregate purchase price of $30,795 ($18.44 per share), and (ii) the Company repurchased from QHREAC 1,229,607 shares of the Company’s Series B Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $30,795 (approximately $25.04 per share, made up of $25.00 liquidation value per share, plus $0.04 per share of accumulated and unpaid dividends to, but not including, the closing date of the transaction).
In August 2017, the Company redeemed all 3,450,000 shares of 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock"). Holders of the Series A Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.1079 per share.
Dividends. During 2017, 2016 and 2015, the Company has declared the following dividends:

Dividend declared per share of:	2017	2016	2015
Common Stock (1)	$1.84	$1.84	$1.78
Preferred A Stock	1.19	2.16	2.16
Preferred B Stock	2.00	2.00	0.63
Preferred C Stock	2.00	1.00	N/A
———————
(1) As the Company's aggregate distributions exceeded its earnings and profits, $0.4211 of the January 2018 distribution declared in the fourth quarter of 2017 and payable to common stockholders of record as of December 29, 2017 will be treated as a 2018 distribution for U.S. federal income tax purposes.
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
AMTG Merger. In addition, the company issued common and preferred equity in connection with the AMTG Merger as described in "Note 20 - Business Combination."
Note 17 – Commitments and Contingencies
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

Loan Commitments. As described in "Note 5 - Commercial Mortgages and Subordinate Loans, Net", at December 31, 2017, the Company had $435,627 of unfunded commitments related to its commercial mortgage loan portfolio and subordinate loan portfolio.
Note 18 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$77,671	$77,671	$200,996	$200,996
Restricted cash	—	—	62,457	62,457
Securities, held-to-maturity	—	—	146,352	146,489
Commercial first mortgage loans, net	2,653,826	2,657,262	1,641,856	1,648,896
Subordinate loans, net	1,025,932	1,029,390	1,051,236	1,060,882
Secured debt arrangements	(1,345,195)	(1,345,195)	(1,146,566)	(1,146,807)
2019 Notes	(251,935)	(276,506)	(249,994)	(268,124)
2022 Notes	(332,962)	(350,175)	—	—
Participations sold	—	—	(84,979)	(85,072)
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
Note 19 – Net Income (Loss) per Share
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

The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the years ended December 31, 2017, 2016 and 2015:

	For the year ended December 31,
	2017	2016	2015
Numerator:
Net income	$193,031	$157,876	$103,256
Preferred dividends	(36,761)	(30,295)	(11,884)
Net income available to common stockholders	156,270	127,581	91,372
Dividends declared on common stock	(188,431)	(141,236)	(111,864)
Dividends on participating securities	(2,913)	(2,087)	(1,350)
Net loss attributable to common stockholders	$(35,074)	$(15,742)	$(21,842)
Denominator:
Basic weighted average shares of common stock outstanding	99,859,153	72,371,374	58,674,046
Diluted weighted average shares of common stock outstanding	101,232,610	73,305,101	59,273,280
Basic and diluted net income per weighted average share of common stock
Distributable Earnings	$1.89	$1.96	$1.91
Undistributed income (loss)	(0.35)	$(0.22)	$(0.37)
Basic and diluted net income per share of common stock	$1.54	$1.74	$1.54
For the years ended December 31, 2017, 2016 and 2015, 1,373,457, 933,727 and 599,234 unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Note 20 – Business Combination
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

The following table provides the pro forma consolidated operational data as if the AMTG Merger had occurred on January 1, 2016:

	Twelve Months Ended	Twelve Months Ended
(in thousands, except per share data)	December 31, 2016	December 31, 2015
Total revenue	$349,948	$352,264
Net income attributable to common stockholders	89,877	44,547

Common shares outstanding at December 31, 2016	91,422,676	67,195,252
Net income per common share, basic and diluted	$0.98	$0.66
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

Note 21 – Summarized Quarterly Results (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income:
Interest income from securities	$3,256	$8,049	$3,366	$7,607	$2,625	$8,029	$1,219	$3,901
Interest income from securities, held-to-maturity	2,798	2,896	1,334	2,826	—	2,875	—	2,872
Interest income from commercial mortgage loans	34,398	21,127	37,089	24,140	41,203	27,460	45,942	30,200
Interest income from subordinate loans	34,390	29,375	39,640	28,067	47,268	32,207	43,993	32,746
Interest expense	(17,030)	(14,642)	(19,205)	(15,722)	(19,855)	(17,256)	(21,967)	(16,139)
Net interest income	57,812	46,805	62,224	46,918	71,241	53,315	69,187	53,580
Operating expenses:
General and administrative expenses	(5,758)	(8,185)	(5,200)	(4,922)	(4,629)	(8,352)	(5,138)	(3,527)
Management fees to related party	(7,432)	(5,229)	(7,742)	(5,242)	(8,309)	(5,903)	(8,169)	(7,015)
Total operating expenses	(13,190)	(13,414)	(12,942)	(10,164)	(12,938)	(14,255)	(13,307)	(10,542)
Income (loss) from unconsolidated joint venture	458	68	(3,305)	59	—	80	—	(303)
Other income	108	2	244	22	359	309	229	760
Provision for loan losses and impairments	—	—	(5,000)	(15,000)	—	—	—	—
Realized Gain (loss) on sale of securities	(1,042)	—	—	—	(4,076)	(225)	(37,575)	4,059
Unrealized gain (loss) on securities	2,852	(15,074)	(4,510)	(11,728)	13,488	(9,798)	25,335	10,502
Foreign currency gain (loss)	3,172	(4,474)	6,913	(13,082)	7,763	(4,369)	658	(7,359)
Bargain purchase gain	—	—	—	—	—	40,021	—	—
Loss on early extinguishment of debt	—	—	—	—	—	—	(1,947)	—
Gain (loss) on derivative instruments	(3,045)	4,703	(7,389)	13,313	(7,481)	4,815	(1,265)	8,329
Net income	47,125	18,616	36,235	10,338	68,356	69,893	41,315	59,026
Preferred dividends	$(9,310)	$(5,815)	$(9,310)	$(5,860)	$(11,148)	$(9,310)	$(6,993)	$(9,310)
Net income available to common stockholders	$37,815	$12,801	$26,925	$4,478	57,208	$60,583	$34,322	$49,716
Basic and diluted net income per share of common stock	$0.41	$0.18	$0.28	$0.06	$0.54	$0.83	$0.32	$0.60
Basic weighted average shares of common stock outstanding	91,612,447	67,385,191	95,428,134	67,402,311	105,446,704	71,919,549	106,721,887	82,670,237
Diluted weighted average shares of common stock outstanding	92,998,250	68,327,718	96,796,289	68,374,557	106,812,721	72,861,611	108,095,950	83,548,823
Dividend declared per share of common stock	$0.46	$0.46	$0.46	$0.46	$0.46	$0.46	$0.46	$0.46
Note 22 – Subsequent Events
Investment activity.  Subsequent to the end of the year, the Company committed capital of $295,000 ($39,741 of which was funded) and $58,000 ($8,060 of which was funded) of first mortgage loans and subordinate loans, respectively.
In addition the Company funded approximately $3,211 for previously closed loans.
Loan Repayments. Subsequent to the end of the year, the Company received approximately $84,374 from loan repayments.

Schedule IV — Mortgage Loans on Real Estate
December 31, 2017

Description	Number of Loans	Property Type	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Carrying Value	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Commercial mortgage loans individually >3%
Loan A		Urban Retail Predevelopment	7.80%	7/1/2019	Interest Only	$220,000	$221,710	—
Loan B		Office	6.30%	1/5/2023	Principal and Interest	182,616	180,851	—
Loan C		Retail Center	7.10%	5/31/2020	Interest Only	167,340	168,208	—
Loan D		Hotel	6.80%	9/30/2020	Interest Only	138,406	139,159	—
Loan E		Mixed Use	7.10%	10/1/2020	Interest Only	132,184	131,672	—
Loan F		Urban Retail Predevelopment	8.60%	9/1/2018	Interest Only	127,180	128,133	—
Loan G		Mixed Use	6.00%	6/30/2019	Principal and Interest	125,000	124,256	—
Loan H		Office	6.90%	12/1/2022	Principal and Interest	122,651	120,199	—

Commercial mortgage loans individually <3%
First Mortgage	27	Hotel, Mixed Use, Office, Other, Residential-for rent, Residential-for sale, Retail Center, Urban Retail Predevelopment	6.06% - 8.31%	2018 - 2022	Principal and Interest / Interest Only	1,456,494	1,439,637	—
Total Commercial mortgage loans						$2,671,871	$2,653,826	—

Subordinate loans individually >3%(3)
Loan I		Residential-for sale	15.80%	7/1/2020	Interest Only	115,490	115,776	—
Loan J		Healthcare	11.60%	10/11/2021	Interest Only	129,305	128,785	—

Subordinate loans individually <3%(3)
Subordinate Mortgage	22	Healthcare, Hotel, Industrial, Mixed Use, Office, Other, Residential-for rent, Residential-for sale	6.81% - 19.06%	2018 - 2027	Principal and Interest / Interest Only	789,503	781,372	—
Total Subordinate loans						$1,034,298	$1,025,932	—

Total loans (4)						$3,706,169	$3,679,758	—

 ———————

(1)	Assumes 1.56% 1 month Libor rate for all floating rate loans

(2)	Assumes all extension options are exercised.

(3)	Subject to prior liens.

(4)	The aggregate cost for federal income tax purposes is $3,696,739.

The following table summarizes the changes in the carrying amounts of mortgage loans during 2017 and 2016.

	Year Ended	Year Ended
Reconciliation of Carrying Amount of Loans	December 31, 2017	December 31, 2016
Balance at beginning of year	$2,693,092	$1,925,652
Loan fundings(1)	1,828,758	1,127,039
Loan repayments	(891,848)	(331,189)
Participation sold	—	(24,051)
Unrealized gain (loss) on foreign currency translation	23,612	(33,383)
Discount accretion	—	13,656
Provision for loan losses(2)	(1,981)	(15,000)
Deferred Fees	(27,424)	—
PIK interest, amortization of fees and other items	55,549	30,368
Balance at the close of year	$3,679,758	$2,693,092
 ———————
(1) During the year ended December 31, 2017, $50,000 was purchased from a fund managed by an affiliate of the Manager.
(2) During the year ended December 31, 2017, the Company recorded a loan loss provision of $1,981 on a commercial mortgage loan secured by fully-built, for-sale residential condominium units located in Bethesda, MD. In addition to the $1,981 provision for loan loss, the Company recorded an impairment of $3,019 on a related investment previously recorded under other assets on the Company's consolidated balance sheet. During 2016, the Company recorded a loan loss provision of $10,000 on a multifamily commercial mortgage loan and $5,000 on a multifamily subordinate loan secured by a multifamily property located in Williston, ND.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Management's Report on Internal Control Over Financial Reporting
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, the Company’s management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 50 of this annual report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement relating to its annual meeting of stockholders to be held on or about June 7, 2018 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2017.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 11.	Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 14.	Principal Accountant Fees and Services.
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.
Documents filed as part of the report
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:
The consolidated financial statements and related schedule of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 50 through 85 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8 “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2)	Financial Statement Schedule:
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2017.

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

10.1
Registration Rights Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and the parties named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the period ending September 30, 2009.

10.2
Management Agreement, dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and ACREFI Management, LLC., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the period ending September 30, 2009.

10.3
License Agreement dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and Apollo Global Management, LLC, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the period ending September 30, 2009.

10.4
Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 3, 2017 (File No. 001-34452).

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

Apollo Commercial Real Estate Finance, Inc.

February 14, 2018	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 14, 2018	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein President, Chief Executive Officer and Director (Principal Executive Officer)

February 14, 2018	By:	/s/ Jai Agarwal
Jai Agarwal Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

February 14, 2018	By:	/s/ Jeffrey M. Gault
Jeffrey M. Gault Director

February 14, 2018	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 14, 2018	By:	/s/ Robert A. Kasdin
Robert A. Kasdin Director

February 14, 2018	By:	/s/ Eric L. Press
Eric L. Press Director

February 14, 2018	By:	/s/ Scott S. Prince
Scott S. Prince Director

February 14, 2018	By:	/s/ Michael E. Salvati
Michael E. Salvati Director

February 14, 2018	By:	/s/ Cindy Z. Michael
Cindy Z. Michel Director