Form 10-Q
period 2018-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2018-05-02
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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
As of May 1, 2018, there were 123,020,301 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	March 31, 2018	December 31, 2017
Assets:
Cash	$98,310	$77,671
Commercial mortgage loans, net (includes $2,176,126 and $2,148,368 pledged as collateral under secured debt arrangements in 2018 and 2017, respectively)	3,029,240	2,653,826
Subordinate loans, net	1,038,254	1,025,932
Loan proceeds held by servicer	30,281	302,756
Other assets	46,087	28,420
Total Assets	$4,242,172	$4,088,605
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $14,037 and $14,348 in 2018 and 2017, respectively)	$1,212,749	$1,330,847
Convertible senior notes, net	585,972	584,897
Derivative liabilities, net	14,499	5,644
Accounts payable, accrued expenses and other liabilities	73,330	70,906
Payable to related party	8,092	8,168
Total Liabilities	1,894,642	2,000,462
Commitments and Contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series B preferred stock, 6,770,393 shares issued and outstanding ($169,260 aggregate liquidation preference) in 2018 and 2017	68	68
Series C preferred stock, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference) in 2018 and 2017	69	69
Common stock, $0.01 par value, 450,000,000 shares authorized, 122,992,231 and 107,121,235 shares issued and outstanding in 2018 and 2017, respectively	1,230	1,071
Additional paid-in-capital	2,444,036	2,170,078
Accumulated deficit	(97,873)	(83,143)
Total Stockholders’ Equity	2,347,530	2,088,143
Total Liabilities and Stockholders’ Equity	$4,242,172	$4,088,605

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended March 31,
	2018	2017
Net interest income:
Interest income from commercial mortgage loans	$52,114	$34,398
Interest income from subordinate loans	33,853	34,390
Interest income from securities	—	6,054
Interest expense	(22,740)	(17,030)
Net interest income	63,227	57,812
Operating expenses:
General and administrative expenses (includes equity-based compensation of $3,342 and $3,791 in 2018 and 2017, respectively)	(4,998)	(5,758)
Management fees to related party	(8,092)	(7,432)
Total operating expenses	(13,090)	(13,190)
Income from unconsolidated joint venture	—	458
Other income	203	108
Realized loss on sale of assets	—	(1,042)
Unrealized gain on securities	—	2,852
Foreign currency gain	10,125	3,172
Loss on derivative instruments (includes unrealized losses of $(8,855) and $(2,889) in 2018 and 2017, respectively)	(11,032)	(3,045)
Net income	49,433	47,125
Preferred dividends	$(6,835)	$(9,310)
Net income available to common stockholders	42,598	37,815
Net income per share of common stock	$0.38	$0.41
Basic weighted average shares of common stock outstanding	110,211,853	91,612,447
Diluted weighted average shares of common stock outstanding	111,871,429	92,998,250
Dividend declared per share of common stock	$0.46	$0.46

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2018	2017
Net income available to common stockholders	$42,598	$37,815
Foreign currency translation adjustment	—	251
Comprehensive income	$42,598	$38,066

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2018	13,670,393	$137	107,121,235	$1,071	$2,170,078	$(83,143)	$2,088,143
Capital increase (decrease) related to Equity Incentive Plan	—	—	345,996	4	(1,389)	—	(1,385)
Issuance of common stock	—	—	15,525,000	155	275,724	—	275,879
Offering costs	—	—	—	—	(377)	—	(377)
Net income	—	—	—	—	—	49,433	49,433
Dividends declared on preferred stock	—	—	—	—	—	(6,835)	(6,835)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(57,328)	(57,328)
Balance at March 31, 2018	13,670,393	$137	122,992,231	$1,230	$2,444,036	$(97,873)	$2,347,530

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the three months ended March 31,
	2018	2017
Cash flows (used in) provided by operating activities:
Net income	$49,433	$47,125
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(15,695)	(3,517)
Amortization of deferred financing costs	2,545	1,203
Equity-based compensation	(1,385)	1,461
Unrealized gain on securities	—	(2,852)
Income from unconsolidated joint venture	—	(458)
Foreign currency gain	(9,853)	(2,808)
Unrealized loss on derivative instruments	8,855	2,897
Realized loss on sale of assets	—	1,042
Changes in operating assets and liabilities:
Proceeds received from PIK	55,000	—
Other assets	(2,620)	(10,926)
Accounts payable, accrued expenses and other liabilities	2,075	(8,011)
Payable to related party	(76)	418
Net cash (used in) provided by operating activities	88,279	25,574
Cash flows used in investing activities:
New funding of commercial mortgage loans	(476,951)	(258,950)
Add-on funding of commercial mortgage loans	(13,185)	(60,649)
New funding of subordinate loans	(11,687)	(117,500)
Add-on funding of subordinate loans	(5,208)	(55,182)
Payments received on commercial mortgage loans	90,547	6,336
Payments received on subordinate loans	257,548	37,738
Origination and exit fees received on commercial mortgage and subordinate loans	19,085	6,294
Funding of unconsolidated joint venture	—	(726)
Funding of other assets	—	(1,379)
Increase in collateral held related to derivative contracts	(15,220)	(960)
Payments and proceeds received on securities	—	70,033
Net cash (used in) provided by investing activities	(155,071)	(374,945)
Cash flows from financing activities:
Proceeds from issuance of common stock	275,879	—
Payment of offering costs	(38)	(58)
Proceeds from secured debt arrangements	416,549	407,955
Repayments of secured debt arrangements	(538,562)	(67,286)
Repayments of participations sold	—	(434)
Payment of deferred financing costs	(2,234)	(4,394)
Dividends on common stock	(57,328)	(42,947)
Dividends on preferred stock	(6,835)	(9,310)
Net cash (used in) provided by financing activities	87,431	283,526
Net increase (decrease) in cash and cash equivalents	20,639	(65,845)
Cash and restricted cash, beginning of period	77,671	263,452
Cash and restricted cash, end of period	$98,310	$197,607
Supplemental disclosure of cash flow information:
Interest paid	$26,517	$18,965
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$63,598	$51,109
Offering costs payable	$339	$222
Loan proceeds held by servicer	$30,281	$—
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include the Company’s accounts and those of its consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s most significant estimates include loan loss reserves and impairment. Actual results could differ from those estimates.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. The Company's results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period.
The Company currently operates in one reporting segment.
Recent Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” ("ASU 2017-12"). The intention of ASU 2017-12 is to align an entity’s financial reporting for hedging activities with the economic objectives of those activities. Upon adoption of ASU 2017-12, the cumulative ineffectiveness previously recognized on existing cash flow and net investment hedges will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income (loss). The Company notes that this guidance will not have a material impact on the Company's condensed consolidated financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and is applied retrospectively.
In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” ("ASU 2016-18"). ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. The Company early adopted ASU 2016-18 on June 30, 2017, which changed the Company's condensed consolidated statement of cash flows and related disclosures for all periods presented. The following is a reconciliation of the Company's cash, cash equivalents, and restricted cash to the total presented in the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2018 and March 31, 2017, respectively ($ in thousands):

	Balance at March 31, 2018	Balance at March 31, 2017
Cash	$98,310	$142,905
Restricted cash	$—	$54,702
Total cash and restricted cash shown in the condensed consolidated statement of cash flows	$98,310	$197,607

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326)" ("ASU 2016-13"). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While the Company is currently evaluating the impact ASU 2016-13 will have on its condensed consolidated financial statements, we expect that the adoption will result in higher provisions for potential loan losses.
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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of March 31, 2018 and December 31, 2017 ($ in thousands):

	Fair Value as of March 31, 2018				Fair Value as of December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Derivative instruments, net	$—	$(14,499)	$—	$(14,499)	$—	$(5,644)	$—	$(5,644)

Note 4 – Securities

The Company previously held CMBS, all of which were sold in 2017. During the three months ended March 31, 2017, the Company sold CMBS resulting in a net realized loss of $1.0 million.

During the three months ended March 31, 2017, the Company recorded interest income from securities of $6.1 million, of which $2.8 million was interest income from CMBS (Held-to-Maturity) and $3.3 million of CMBS (Fair Value Option).

To conform to the 2018 presentation of the condensed consolidated statement of cash flows, the Company reclassified $69.2 million of proceeds from sale of securities, $0.8 million of principal payments received on securities, CMBS (Held-to-Maturity) and $0.03 million of principal payments received on CMBS (Fair Value Option) and combined into payments and proceeds received on securities.

Note 5 – Commercial Mortgage and Subordinate Loans, Net
The Company’s loan portfolio was comprised of the following at March 31, 2018 and December 31, 2017 ($ in thousands):

Loan Type	March 31, 2018	December 31, 2017
Commercial mortgage loans, net	$3,029,240	$2,653,826
Subordinate loans, net	1,038,254	1,025,932
Total loans, net	$4,067,494	$3,679,758

The Company's loan portfolio consisted of 89% and 88% floating rate loans, based on amortized cost, as of March 31, 2018 and December 31, 2017, respectively.

Activity relating to our loan investment portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss (2)	Carrying Value
December 31, 2017	$3,706,169	$(9,430)	$(16,981)	$3,679,758
New loan fundings	488,638	—	—	488,638
Add-on loan fundings	18,393	—	—	18,393
Loan repayments	(137,947)	—	—	(137,947)
Unrealized gain (loss) on foreign currency translation	13,555	(113)	—	13,442
Deferred fees and other items (1)	—	(11,561)	—	(11,561)
PIK interest, amortization of fees and other items (1)	10,564	6,207	—	16,771
March 31, 2018	$4,099,372	$(14,897)	$(16,981)	$4,067,494
———————
(1) Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses.
(2) In addition to the $17.0 million provision for loan loss, the Company recorded an impairment of $3.0 million against an investment previously recorded under other assets on the Company's consolidated balance sheet.

The following table details overall statistics for our loan portfolio ($ in thousands):

	March 31, 2018	December 31, 2017
Number of loans	63	59
Principal balance	$4,099,372	$3,706,169
Carrying value	$4,067,494	$3,679,758
Unfunded loan commitments (1)	$852,508	$435,627
Weighted-average cash coupon (2)	8.6%	8.4%
  ———————

(1)
Unfunded loan commitments are primarily funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)	For floating rate loans, based on applicable benchmark rates as of the specified dates.

The table below details the property type of the properties securing the loans in our portfolio ($ in thousands):

	March 31, 2018		December 31, 2017
Property Type	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Predevelopment	$710,992	17.5%	$654,736	17.8%
Residential - for sale	704,020	17.3%	442,177	12.0%
Hotel	654,631	16.1%	645,056	17.6%
Office	584,990	14.4%	513,830	14.0%
Residential Rental	467,605	11.5%	465,057	12.6%
Mixed Use	356,079	8.7%	354,640	9.6%
Retail Center	199,463	4.9%	198,913	5.4%
Healthcare	158,292	3.9%	173,870	4.7%
Other	154,084	3.8%	154,141	4.2%
Industrial	77,338	1.9%	77,338	2.1%
	$4,067,494	100.0%	$3,679,758	100.0%

The table below details the geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

	March 31, 2018		December 31, 2017
Geographic Location	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Manhattan, NY	$1,209,678	29.7%	$1,173,833	31.9%
Brooklyn, NY	358,425	8.8%	357,611	9.7%
Northeast	107,671	2.7%	100,536	2.7%
Midwest	737,780	18.1%	683,380	18.6%
Southeast	447,450	11.0%	531,582	14.4%
West	270,170	6.6%	227,024	6.2%
Mid Atlantic	182,320	4.5%	191,976	5.2%
Southwest	33,384	0.8%	33,615	0.9%
United Kingdom	645,338	15.9%	303,488	8.3%
Other International	75,278	1.9%	76,713	2.1%
Total	$4,067,494	100.0%	$3,679,758	100.0%

The Company assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio ("LTV"), debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:
1.    Very low risk
2.    Low risk
3. Moderate/average risk
4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or has been impaired

The following table allocates the carrying value of our loan portfolio based on the Company's internal risk ratings ($ in thousands):

	March 31, 2018			December 31, 2017
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—%	—	$—	—%
2	6	395,212	10%	5	399,326	10%
3	54	3,431,086	84%	51	3,034,358	83%
4	1	168,677	4%	1	168,208	5%
5	2	72,519	2%	2	77,866	2%
	63	$4,067,494	100%	59	$3,679,758	100%

The Company evaluates its loans for possible impairment on a quarterly basis. The Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such loan loss analysis is completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan.
During 2017, the Company recorded a loan loss provision of $2.0 million on a commercial mortgage loan secured by fully-built, for-sale residential condominium units located in Bethesda, MD. In addition to the $2.0 million provision for loan loss, the Company recorded an impairment of $3.0 million on a related investment previously recorded under other assets on the Company's condensed consolidated balance sheet. The loan loss provision and impairment were based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $678 dollars per square foot across properties and 15%, respectively. Effective April 1, 2017, the Company ceased accruing all interest associated with the loan and accounts for the loan on a cost-recovery basis (all proceeds are applied towards the loan balance). As of March 31, 2018 and December 31, 2017, this was assigned a risk rating of 5.
During 2016, the Company recorded a loan loss provision of $10.0 million on a commercial mortgage loan and $5.0 million on a contiguous subordinate loan secured by a multifamily property located in Williston, ND. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were terminal capitalization rate and discount rate which were 11% and 10%, respectively. The Company ceased accruing payment in kind ("PIK") interest associated with the loan and recognizing interest income upon receipt of cash. As of March 31, 2018 and December 31, 2017, this was assigned a risk rating of 5.
As of March 31, 2018 and December 31, 2017, the aggregate loan loss provision was $12.0 million and $5.0 million for commercial mortgage loans and subordinate loans, respectively.
For the three months ended March 31, 2018 and March 31, 2017, the Company recognized PIK interest of $10.6 million and $7.9 million, respectively.

For the three months ended March 31, 2018 and March 31, 2017, the Company did not receive any pre-payment penalties or accelerated fees.

Note 6 – Loan Proceeds Held by Servicer
Loan proceeds held by servicer represents principal payments held by the Company's third-party loan servicer as of the balance sheet date which were remitted to us subsequent to the balance sheet date. Loan proceeds held by servicer was $30.3 million and $302.8 million as of March 31, 2018 and December 31, 2017, respectively.
Note 7 – Other Assets
The following table details the components of the Company's other assets ($ in thousands):

	March 31, 2018	December 31, 2017
Interest receivable	$25,548	$23,101
Collateral deposited under derivative agreements	20,150	4,930
Other	389	389
Total	$46,087	$28,420

Note 8 – Secured Debt Arrangements, Net
At March 31, 2018 and December 31, 2017, the Company’s borrowings had the following secured debt arrangements, maturities and weighted average interest rates ($ in thousands):

	March 31, 2018				December 31, 2017
	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)
JPMorgan Facility (3)	$1,382,000	$800,535	March 2020	USD L + 2.30%	$1,393,000	$944,529	March 2020	USD L + 2.30%
DB Repurchase Facility (USD) (4)	402,390	157,460	March 2020	USD L + 2.48%	472,090	225,367	March 2020	USD L + 2.56%
DB Repurchase Facility (GBP) (4)	165,766	165,766	March 2020	GBP L + 2.60%	93,919	93,919	March 2020	GBP L + 2.60%
Goldman Facility (5)	327,750	103,025	November 2020	USD L + 2.57%	331,130	81,380	November 2020	USD L + 2.73%
Sub-total	2,277,906	1,226,786			2,290,139	1,345,195
less: deferred financing costs	N/A	(14,037)		N/A	N/A	(14,348)		N/A
Total / Weighted Average	$2,277,906	$1,212,749		USD L + 2.35% /	$2,290,139	$1,330,847		USD L + 2.37% /
				GBP L + 2.60%				GBP L + 2.60%
———————
(1) Maturity date assumes extensions at the Company's option are exercised.
(2) Based on applicable benchmark rates as of the specified dates on floating rate debt.
(3) As of March 31, 2018, the Company's secured debt arrangement with JPMorgan Chase Bank, National Association (the "JPMorgan Facility") provided for maximum total borrowings comprised of a $1.3 billion repurchase facility and $132.0 million of an asset specific financing.
(4) As of March 31, 2018, the Company's secured debt arrangement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch (the "DB Repurchase Facility") provided for maximum total borrowings comprised of a $450.0 million repurchase facility and $55.1 million and £45.0 million of asset specific financings.
(5) As of March 31, 2018, the Company's secured debt arrangement with Goldman Sachs Bank USA (the "Goldman Facility") provided for maximum total borrowings comprised of a $300.0 million repurchase facility and $27.8 million of an asset specific financing.
At March 31, 2018, the Company’s borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year (1)	1 to 3 years (1)	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$132,715	$667,820	$—	$—	$800,535
DB Repurchase Facility	131,419	191,807	—	—	323,226
Goldman Facility	—	103,025	—	—	103,025
Total	$264,134	$962,652	$—	$—	$1,226,786
———————
(1) Assumes underlying assets are financed through the fully extended maturity date of the facility.
The table below summarizes the outstanding balances at March 31, 2018, as well as the maximum and average month-end balances for the three months ended March 31, 2018 for the Company's borrowings under secured debt arrangements ($ in thousands).

			For the three months ended March 31, 2018
	Balance at March 31, 2018	Amortized Cost of Collateral at March 31, 2018	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$800,535	$1,372,877	$914,040	$786,087
DB Repurchase Facility	323,226	623,006	329,689	326,536
Goldman Facility	103,025	180,243	103,025	87,312
Total	$1,226,786	$2,176,126
JPMorgan Facility
The Company, through two indirect wholly owned subsidiaries, entered into the amended and restated JPMorgan Facility, which was upsized in October 2017, and provides for maximum total borrowing capacity of $1.4 billion, comprised of a $1.25 billion repurchase facility and a $132.0 million asset specific financing. The facility has a term expiring in March 2019 plus a one-year extension option available at the Company's option, subject to certain conditions. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 2.75% over one-month LIBOR. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of March 31, 2018, the Company had $800.5 million of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage loans.
DB Repurchase Facility
The Company, through indirect wholly-owned subsidiaries, entered into the amended and restated DB Repurchase Facility which provides for maximum total borrowings of $568.2 million comprised of: (i) a repurchase facility of $450.0 million, of which we have borrowed $102.4 million and £73.3 million and (ii) $55.1 million and £45.0 million of asset specific financings in connection with financing first mortgage loans secured by real estate. The repurchase facility matures in March 2019 with one one-year extension option available at the Company's option, subject to certain conditions, while the asset specific financings mature in October 2018. Amounts borrowed under the DB Repurchase Facility bear interest at spreads ranging from 2.10% to 3.00% over one-month USD LIBOR and 2.60% over three-month GBP LIBOR. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.
As of March 31, 2018, the Company had $323.2 million (including £118.3 million) of borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.
Goldman Facility
The Company, through an indirect wholly-owned subsidiary, entered into the Goldman Facility, which provides for advances of up to $327.8 million (as of March 31, 2018) comprised of a $300.0 million repurchase facility (entered into in November 2017) and $27.8 million of an asset specific financing (entered into in January 2015). The repurchase facility matures in November 2020, while the asset specific financing matures in April 2019. Amounts borrowed under the Goldman Facility bear interest at spreads ranging from 2.20% to 3.50% over one-month LIBOR. Margin calls may occur any time at specified margin deficit thresholds. The Company has agreed to provide a limited guarantee of the obligations of the seller under the Goldman Facility.

As of March 31, 2018, the Company had total borrowings of $103.0 million, including $75.2 million of borrowings outstanding under the repurchase facility and $27.8 million of borrowings secured by one commercial mortgage loan held by the Company.
The Company was in compliance with the financial covenants under each of its secured debt arrangements at March 31, 2018 and December 31, 2017.
Note 9 – Convertible Senior Notes, Net
On March 17, 2014, the Company issued $143.8 million aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $139.0 million. At March 31, 2018, the March 2019 Notes had a carrying value of $142.7 million and an unamortized discount of $1.1 million.
On August 18, 2014, the Company issued an additional $111.0 million aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes," and together with the March 2019 Notes, the "2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $109.6 million. At March 31, 2018, the August 2019 Notes had a carrying value of $109.7 million and an unamortized discount of $1.3 million.
On August 21, 2017, the Company issued an aggregate principal amount of $230.0 million of 4.75% Convertible Senior Notes due 2022 (the "August 2022 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $224.8 million. At March 31, 2018, the August 2022 Notes had a carrying value of $221.3 million and an unamortized discount of $8.7 million.
On November 9, 2017, the Company issued an aggregate principal amount of $115.0 million of 4.75% Convertible Senior Notes due 2022 (the "November 2022 Notes," and together with the August 2022 Notes, the "2022 Notes" and the 2022 Notes together with the 2019 Notes, "the Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $112.7 million. At March 31, 2018, the November 2022 Notes had a carrying value of $112.2 million and an unamortized discount of $2.8 million.
The following table summarizes the terms of the Notes ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2019 Notes	$254,750	5.50%	6.36%	57.6745	3/15/2019	0.95 years
2022 Notes	345,000	4.75%	5.61%	50.2260	8/23/2022	4.40 years
Total	$599,750
———————

(1)	Effective rate includes the effect of the adjustment for the conversion option (See endnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
The Company has the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per $1.0 million principal amount of the Notes converted, and includes adjustments relating to cash dividend payments made by the Company to stockholders that have been deferred and carried-forward in accordance with, and are not yet required to be made pursuant to, the terms of the applicable supplemental indenture.

The Company may not redeem the Notes prior to maturity. The closing price of the Company's common stock on March 29, 2018 of $17.98 was greater than the per share conversion price of the 2019 Notes and less than the per share conversion price of the 2022 Notes. The Company has the intent and ability to settle the Notes in cash and, as a result, the Notes did not have any impact on the Company's diluted earnings per share.
In accordance with ASC 470 the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $22.4 million of the proceeds to the equity component of the Notes ($11.4 million to the 2019 Notes and $11.0 million to the 2022 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2018. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $7.6 million and $3.5 million for the three months ended March 31, 2018 and 2017, respectively.  With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $1.8 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

Note 10 – Derivatives, Net
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

The following table summarizes the Company's non-designated foreign exchange (“Fx”) forwards as of March 31, 2018:

Type of Derivative	March 31, 2018
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity
Fx Contracts - GBP	31	467,737	GBP	April 2018 - November 2020

The following table summarizes the Company's non-designated Fx forwards as of December 31, 2017:

Type of Derivative	December 31, 2017
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity
Fx Contracts - GBP	24	177,077	GBP	January 2018- November 2020

The Company has not designated any of its derivative instruments as hedges as defined in ASC 815, Derivatives and Hedging and, therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to the Company’s derivatives for the three months ended March 31, 2018 and 2017 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended March 31,
	Location of (Gain) Loss Recognized in Income	2018	2017
Forward currency contracts	Loss on derivative instruments - unrealized	$(8,859)	$(2,883)
Forward currency contracts	Loss on derivative instruments - realized	(2,177)	(156)
Interest rate caps (1)	Gain (loss) on derivative instruments - unrealized	4	(6)
Total		$(11,032)	$(3,045)
———————

(1)	With a notional amount of $38.9 million and $44.2 million at March 31, 2018, and 2017, respectively.
The following table summarizes the gross asset and liability amounts related to the Company’s derivatives at March 31,

2018 and December 31, 2017 ($ in thousands).

	March 31, 2018			December 31, 2017
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Interest rate caps	$—	$5	$5	$—	$1	$1
Forward currency contracts	(18,777)	4,273	(14,504)	(5,645)	—	(5,645)
Total derivative instruments	$(18,777)	$4,278	$(14,499)	$(5,645)	$1	$(5,644)

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of the Company's accounts payable, accrued expense and other liabilities ($ in thousands):

	March 31, 2018	December 31, 2017
Accrued dividends payable	$63,598	$56,576
Accrued interest payable	5,336	12,796
Accounts payable and other liabilities	4,396	1,534
Total	$73,330	$70,906

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
For the three months ended March 31, 2018 and 2017, the Company incurred approximately $8.1 million and $7.4 million, respectively, in base management fees under the Management Agreement. In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the three months ended March 31, 2018 and 2017, the Company paid expenses totaling $0.6 million and $0.1 million, respectively, related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the condensed consolidated balance sheet at March 31, 2018 and December 31, 2017 are approximately $8.1 million and $7.4 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
Unconsolidated Joint Venture
In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ Limited Partnership ("Champ LP") following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in Bremer Kreditbank AG ("BKB"). In May 2017, the Company sold its remaining ownership interest in Champ LP, to unaffiliated third parties. As such, in 2018 the Company no longer held any interest in Champ LP.
Loans receivable
In June, 2017, the Company increased its outstanding loan commitment through the acquisition of an additional $25.0 million of interests in an existing subordinate loan from a fund managed by an affiliate of the Manager, increasing the Company's total outstanding loan commitment to $100.0 million. Furthermore, in September 2017 the Company funded an additional $25.0 million to acquire a portion of the same pre-development subordinate loan from a fund managed by an affiliate of the Manager, increasing the Company's total outstanding loan commitment to $125.0 million. The pre-development subordinate loan is for the construction of a residential condominium building in New York, New York and is part of a $300.0 million subordinate loan.
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
The Company recognized stock-based compensation expense of $3.3 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the three months ended March 31, 2018:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($)
Outstanding at December 31, 2017	105,561	1,632,746
Vested	(2,749)	—	n/a
Outstanding at March 31, 2018	102,812	1,632,746

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2018:

Vesting Year	Restricted Stock	RSU	Total Awards
2018	65,185	758,505	823,690
2019	32,733	569,909	602,642
2020	4,894	304,332	309,226
Total	102,812	1,632,746	1,735,558

At March 31, 2018, the Company had unrecognized compensation expense of approximately $1.3 million and $26.0 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the three months ended March 31, 2018, the Company delivered 345,996 shares of common stock for 603,677 vested RSUs. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $4.7 million for the three months ended March 31, 2018, and is included as a reduction of capital related to the Company's equity incentive plan in the condensed consolidated statement of changes in stockholders' equity.
Note 14 – Stockholders’ Equity
The Company’s authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2018, 122,992,231 shares of common stock were issued and outstanding, 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") were issued and outstanding and 6,900,000 shares of 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") were issued and outstanding.
Dividends. During the three months ended March 31, 2018, the Company declared the following dividends:

Dividend declared per share of:
Common Stock	$0.46
Series B Preferred Stock	0.50
Series C Preferred Stock	0.50
Common Stock Offerings. During the first quarter of 2018, the Company completed a follow-on public offering of 15,525,000 shares of its common stock, at a price of $17.77 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $275.9 million after deducting estimated offering expenses.
Note 15 – Commitments and Contingencies
Legal Proceedings. From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business.
On January 4, 2017, the United States Department of Justice served a Request for Information and Documents (the “Request”) on the Company, in connection with a preliminary investigation into certain aspects of the Company's former residential real estate portfolio, which the Company acquired in connection with the merger of Apollo Residential Mortgage, Inc. with and into the Company and subsequently sold in 2016. The Request seeks a range of information in connection with the residential real estate portfolio, including, among other things, information concerning policies, procedures, and practices related to advertising, marketing, identifying, or acquiring residential properties for sale or rent, and various data for all rental and sales contracts executed since January 1, 2012. The Company is cooperating with the Department of Justice and fully complying with the Request.
Loan Commitments. As described in "Note 5 - Commercial Mortgage and Subordinate Loans, Net," at March 31, 2018, the Company had $852.5 million of unfunded commitments related to its commercial mortgage and subordinate loan portfolios.
Note 16 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the condensed consolidated balance sheet at March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$98,310	$98,310	$77,671	$77,671
Commercial first mortgage loans, net	3,029,240	3,033,356	2,653,826	2,657,262
Subordinate loans, net	1,038,254	1,035,838	1,025,932	1,029,390
Secured debt arrangements	(1,226,786)	(1,226,786)	(1,345,195)	(1,345,195)
2019 Notes	(252,270)	(273,571)	(251,935)	(267,506)
2022 Notes	(333,342)	(346,604)	(332,962)	(350,175)
To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. Estimates of fair value for cash and convertible senior notes, net are measured using observable Level I inputs as defined in "Note 3 - Fair Value Disclosure." Estimates of fair value for all other financial instruments in the table above are measured using significant estimates, or unobservable Level III inputs as defined in "Note 3 - Fair Value Disclosure."
Note 17 – Net Income (Loss) per Share
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
The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three months ended March 31, 2018 and 2017 ($ in thousands except per share data):

	For the three months ended March 31,
	2018	2017
Numerator:
Net income	$49,433	$47,125
Preferred dividends	(6,835)	(9,310)
Net income available to common stockholders	42,598	37,815
Dividends declared on common stock	(56,577)	(42,146)
Dividends on participating securities	(751)	(630)
Net loss attributable to common stockholders	$(14,730)	$(4,961)
Denominator:
Basic weighted average shares of common stock outstanding	110,211,853	91,612,447
Diluted weighted average shares of common stock outstanding	111,871,429	92,998,250
Net income per weighted average share of common stock
Distributable earnings per share of common stock	$0.51	$0.46
Undistributed loss per share of common stock	$(0.13)	$(0.05)
Net income per share of common stock	$0.38	$0.41
For the three months ended March 31, 2018 and 2017, 1,659,576 and 1,385,803 unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Note 18 – Subsequent Events
Investment activity.  Subsequent to the end of the quarter, the Company committed capital of $238.8 million ($236.3 million of which was funded) of first mortgage loans.
In addition the Company funded approximately $20.4 million for previously closed loans.
Loan Repayments. Subsequent to the end of the quarter, the Company received approximately $71.9 million from loan repayments.

DB Repurchase Facility. Subsequent to quarter end, on April 27, 2018, the Company, through an indirect wholly-owned subsidiary, entered into a Second Amended and Restated Master Repurchase Agreement (the "Second Amendment and Restatement") with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch, amending and restating the repurchase facility with DB. The Second Amendment and Restatement provides for advances of up to $800.0 million for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables the Company to elect to receive advances in either U.S. dollars, British pounds or Euros. The Second Amendment and Restatement has a maturity date of March 31, 2020 plus one one-year extension available at the Company's option, subject to certain conditions. Advances under the Second Amendment and Restatement accrue interest at a per annum pricing rate equal to the sum of (i) the applicable U.S. LIBOR, U.K. LIBOR or EURIBOR plus (ii) the applicable spread. Maximum advance rates under the Second Amendment and Restatement are determined on a transaction basis. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Second Amendment and Restatement contains provisions regarding events of default that are customary for similar repurchase agreements. The Company has agreed to provide a guarantee of the obligations of the seller under the Second Amendment and Restatement. In connection with the Second Amendment and Restatement, the Company is subject to customary covenants, including continuing to operate in a manner that allows the Company to qualify as a REIT for federal income tax purposes and financial covenants with respect to minimum consolidated tangible net worth, maximum total indebtedness to consolidated tangible net worth, and minimum liquidity. After the Second Amendment and Restatement, the Company has $800.0 million of maximum borrowings and an asset specific financing of $55.1 million under the DB Repurchase Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of
1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the scope of the Company’s target assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; the Company’s continued maintenance of its qualification as a REIT for U.S. federal income tax purposes; the Company’s continued exclusion from registration under the Investment Company Act of 1940, as amended; the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; the Company's present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.
The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. See “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The Company is a Maryland corporation that has elected to be taxed as a REIT for U.S. federal income tax purposes. The Company primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments. These asset classes are referred to as the Company’s target assets.
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate with assets under management of approximately $249 billion as of December 31, 2017.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. The Company benefits from Apollo’s global infrastructure and operating platform, through which the Company is able to source, evaluate and manage potential investments in the Company’s target assets.

Market Overview

Based on the current market dynamics, including significant upcoming commercial real estate debt maturities, we believe there remains compelling opportunities for the Company to invest capital in its target assets at attractive risk adjusted returns. The Company continues to focus on underlying real estate value, and transactions that benefit from the Company’s ability to execute complex and sophisticated transactions.
The Company believes the challenges faced by conduit lenders and the general uncertainty around value and pricing could create attractive risk adjusted investment opportunities for the Company. As a result, the Company expects to continue to see opportunities to originate subordinate and first mortgage financings in transactions which benefit from the Company’s ability to source, structure and execute complex transactions.
Critical Accounting Policies

A summary of the Company’s accounting policies is set forth in its Annual Report on Form 10-K for the year ended December 31, 2017 under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates.” There have been no material changes to the Company's critical accounting policies described in the Company's Annual Report on Form 10-K filed with the SEC on February 14, 2018.
Results of Operations
All non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Investments
The following table sets forth certain information regarding the Company’s commercial real estate debt portfolio as of March 31, 2018 ($ in thousands):

Description	Amortized Cost	Weighted Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$3,029,240	7.2%	7.7%	$1,212,749	4.1%	$1,846,772
Subordinate loans, net	1,038,254	12.6%	13.7%	—	—	1,038,254
Total/Weighted Average	$4,067,494	8.6%	9.2%	$1,212,749	4.1%	$2,885,026
———————

(1)	Weighted-Average Coupon and Weighted Average All-in-Yield are based on the applicable benchmark rates as of March 31, 2018 on the floating rate loans.

(2)	Weighted-Average All-in-Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees.

(3)	Net of deferred financing costs of $14.0 million.

(4)	Represents loan portfolio at amortized cost plus loan proceeds held by servicer, less secured debt outstanding.

The Company's average asset and debt balances for the three months ended March 31, 2018, were ($ in thousands):

	Average month-end balances for the three months ended March 31, 2018
Description	Assets	Related debt
Commercial mortgage loans, net	$2,771,662	$1,199,935
Subordinate loans, net	1,033,771	—
Investment Activity
During the three months ended March 31, 2018, the Company committed $921.9 million of capital to loans ($488.6 million of which was funded during the quarter). In addition, during the three months ended March 31, 2018, the Company funded $18.4 million for loans closed prior to 2018, and received $137.9 million in repayments.

Net Income Available to Common Stockholders
For the three months ended March 31, 2018 and March 31, 2017, respectively, the Company’s net income available to common stockholders was $42.6 million, or $0.38 per share, and $37.8 million, or $0.41 per share.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands):

	Three months ended March 31,		2018 vs. 2017
	2018	2017
Net interest income:
Interest income from commercial mortgage loans	$52,114	$34,398	$17,716
Interest income from subordinate loans	33,853	34,390	(537)
Interest income from securities	—	6,054	(6,054)
Interest expense	(22,740)	(17,030)	(5,710)
Net interest income	63,227	57,812	5,415
Operating expenses:
General and administrative expenses	(4,998)	(5,758)	760
Management fees to related party	(8,092)	(7,432)	(660)
Total operating expenses	(13,090)	(13,190)	100
Income from unconsolidated joint venture	—	458	(458)
Other income	203	108	95
Realized loss on sale of assets	—	(1,042)	1,042
Unrealized gain on securities	—	2,852	(2,852)
Foreign currency gain	10,125	3,172	6,953
Loss on derivative instruments	(11,032)	(3,045)	(7,987)
Net income	$49,433	$47,125	$2,308

Net Interest Income

Net interest income increased by $5.4 million during the three months ended March 31, 2018 as compared to the same period in 2017. The increase was primarily due to a net increase in the principal balance of the Company's loan portfolio, by $920.2 million, and a 0.90% increase in one-month LIBOR as of March 31, 2018 compared to March 31, 2017, partially offset by (i) an increase in interest expense due to an increase in the Company's net debt balance of $84.9 million as of March 31, 2018 compared to March 31, 2017, and (ii) a decrease in the principal balance of the Company's securities by $450.5 million and (iii) a 0.90% increase in one-month LIBOR as of March 31, 2018 compared to March 31, 2017.

For the three months ended March 31, 2018 and March 31, 2017, the Company recognized PIK interest of $10.6 million and $7.9 million, respectively.

For the three months ended March 31, 2018 and March 31, 2017, the Company did not receive any pre-payment penalties.
Operating Expenses
General and administrative expenses
General and administrative expenses decreased by $0.8 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily driven by a decrease of $0.4 million of non-cash restricted stock and RSU amortization related to shares of common stock awarded under the Company's long-term incentive plans and a $0.3 million decrease in general operating expenses.

Management fees to related party
Management fee expense increased by $0.7 million during the three months ended March 31, 2018 compared to the same period in 2017. The increase is primarily attributable to an increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company completing follow-on public offerings of 13,800,000 and 15,525,000 shares of its common stock in June 2017 and March 2018, respectively. This increase was partially offset due to the redemption of our 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock") in August 2017.
Management fees and the relationship between the Company and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, in “Note 12—Related Party Transactions.”
Income from unconsolidated joint venture
Income from unconsolidated joint ventures consists of activity related to our ownership interest in Champ LP. In September 2014, the Company, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in BKB. In May 2017, the Company sold its remaining ownership interest in Champ LP, to unaffiliated third parties. As such, in 2018 the Company no longer held any interest in Champ LP.
Net unrealized and realized gain (loss) on sale of assets

During the three months ended March 31, 2017, the Company sold securities resulting in a net realized loss of $1.0 million. The Company has not held any securities since December 2017.
Foreign currency gain and (loss) on derivative instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars. The Company also uses interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under secured debt arrangements. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three months ended March 31, 2018 and March 31, 2017 were $(0.9) million and $0.1 million, respectively.
Dividends
For the three months ended March 31, 2018, the Company declared the following dividends:

Dividends declared per share of:
Common Stock	$0.46
Series B Preferred Stock	0.50
Series C Preferred Stock	0.50

Subsequent Events
Refer to "Note 18 - Subsequent Events" to the unaudited condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2018.
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

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2018	December 31, 2017
Debt-to-Equity Ratio (1)	0.8x	0.9x
———————
(1) Represents total secured debt arrangements and convertible senior notes, less cash and loan proceeds held by servicer to common equity.

The Company’s primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See “Results of Operations – Investments" above for a summary of interest rates related to the Company’s investment portfolio as of March 31, 2018.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
The Company, through two indirect wholly owned subsidiaries, entered into the amended and restated JPMorgan Facility, which was upsized in October 2017, and provides for maximum total borrowing capacity of $1.4 billion, comprised of a $1.25 billion repurchase facility and a $132.0 million asset specific financing. The facility has a term expiring in March 2019 plus a one-year extension option available at the Company's option, subject to certain conditions. Amounts borrowed under the JPMorgan Facility bear interest at spreads ranging from 2.25% to 2.75% over one-month LIBOR. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of March 31, 2018, the Company had $800.5 million of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage loans.
DB Repurchase Facility
The Company, through indirect wholly-owned subsidiaries, entered into the amended and restated DB Repurchase Facility which provides for maximum total borrowings of $568.2 million comprised of: (i) a repurchase facility of $450.0 million, of which we have borrowed $102.4 million and £73.3 million and (ii) $55.1 million and £45.0 million of asset specific financings in connection with financing first mortgage loans secured by real estate. The repurchase facility matures in March 2019 with one one-year extension option available at the Company's option, subject to certain conditions, while the asset specific financings mature in October 2018. Amounts borrowed under the DB Repurchase Facility bear interest at spreads ranging from 2.10% to 3.00% over one-month USD LIBOR and 2.60% over three-month GBP LIBOR. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.
As of March 31, 2018, the Company had $323.2 million (including £118.3 million) of borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.
Goldman Facility
The Company, through an indirect wholly-owned subsidiary, entered into the Goldman Facility, which provides for advances of up to $327.8 million (as of March 31, 2018) comprised of a $300.0 million repurchase facility (entered into in November 2017) and $27.8 million of an asset specific financing (entered into in January 2015). The repurchase facility matures in November 2020, while the asset specific financing matures in April 2019. Amounts borrowed under the Goldman Facility bear interest at spreads ranging from 2.20% to 3.50% over one-month LIBOR. Margin calls may occur any time at specified margin deficit thresholds. The Company has agreed to provide a limited guarantee of the obligations of the seller under the Goldman Facility.
As of March 31, 2018, the Company had total borrowings of $103.0 million, including $75.2 million of borrowings outstanding under the repurchase facility and $27.8 million of borrowings secured by one commercial mortgage loan held by the Company.

Convertible Senior Notes
The Company has issued, in two offerings in 2014, an aggregate principal amount of $254.8 million of 5.50% Convertible Senior Notes due 2019, for which the Company received aggregate net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $248.6 million.
The Company has issued, in two offerings in 2017, an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which the Company received aggregate net proceeds, after deducting the underwriting discount and estimated offering expenses payable by the Company, of approximately $337.5 million.
Cash Generated from Offerings
During the first quarter of 2018, the Company completed a follow-on public offering of 15,525,000 shares of its common stock, at a price of $17.77 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $275.9 million after deducting estimated offering expenses.
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of cash available, which was $98.3 million as of March 31, 2018, principal and interest payments the Company receives on its portfolio of assets, and available borrowings under its secured debt arrangements. The Company expects its other sources of cash to consist of cash generated from operations and prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings.
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

The board of directors must approve any change in these investment guidelines.

Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of March 31, 2018 are summarized as follows ($ in thousands):

	Less than 1 year (3)	1 to 3 years (3)	3 to 5 years (3)	More than 5 years	Total
JPMorgan Facility (1)	$163,234	$689,122	$—	$—	$852,356
DB Repurchase Facility (1)	199,300	147,904	—	—	347,204
Goldman Facility (1)	9,764	102,988	—	—	112,752
Convertible Senior Notes	27,866	289,474	368,003	—	685,343
Unfunded loan commitments (2)	338,851	513,657	—	—	852,508
Total	$739,015	$1,743,145	$368,003	$—	$2,850,163
———————

(1)	Based on the applicable benchmark rates as of March 31, 2018 on the floating rate debt for interest payments due under the JPMorgan Facility, the DB Repurchase Facility, and the Goldman Facility.

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

Loan Commitments.    As of March 31, 2018, the Company had $852.5 million of unfunded loan commitments, comprised of $671.1 million related to its commercial mortgage loan portfolio, and $181.4 million related to its subordinate loan portfolio.
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
The Company has 6,770,393 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. On or after September 21, 2020, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
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

Non-GAAP Financial Measures

Operating Earnings
For the three months ended March 31, 2018, the Company’s Operating Earnings were $47.8 million, or $0.43 per share. For the three months ended March 31, 2017, the Company’s Operating Earnings were $38.6 million, or $0.41 per share. Operating Earnings is a non-GAAP financial measure that is defined by the Company as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses) other than realized gains/(losses) related to interest income, (v) the non-cash amortization expense related to the reclassification of a portion of the convertible senior notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses and impairments. Beginning with the quarter ended September 30, 2016, the Company slightly modified its definition of Operating Earnings to include realized gains (losses) on currency swaps related to interest income on investments denominated in a currency other than U.S. dollars. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of the Company's independent directors.
In order to evaluate the effective yield of the portfolio, the Company uses Operating Earnings to reflect the net investment income of the Company’s portfolio as adjusted to include the net interest expense related to the Company’s derivative instruments. Operating Earnings allows the Company to isolate the net interest expense associated with the Company’s swaps in order to monitor and project the Company’s full cost of borrowings. The Company also believes that its investors use Operating Earnings, or a comparable supplemental performance measure, to evaluate and compare the performance of the Company and its peers and, as such, the Company believes that the disclosure of Operating Earnings is useful to its investors. In addition, the Company has previously disclosed that it has disposed of all of its CMBS as of December 31, 2017. Accordingly, the Company has disclosed Operating Earnings excluding realized loss and costs from sale of CMBS because the Company believes it is useful to investors to present the results of the Company's ongoing operations while excluding the effects associated with the disposal of its CMBS.
A significant limitation associated with Operating Earnings as a measure of the Company's financial performance over any period is that it excludes unrealized gains (losses) from investments. In addition, the Company’s presentation of Operating Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, Operating Earnings should not be considered as a substitute for the Company’s GAAP net income as a measure of its financial performance or any measure of its liquidity under GAAP.
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings ($ in thousands):

	For the three months ended March 31,
	2018	2017
Net income available to common stockholders	$42,598	$37,815
Adjustments:
Equity-based compensation expense	3,342	3,791
Unrealized gain on securities	—	(2,852)
Unrealized loss on derivative instruments	11,032	3,045
Foreign currency gain, net	(10,362)	(3,326)
Amortization of the convertible senior notes related to equity reclassification	1,140	608
Income from unconsolidated joint venture	—	(458)
Total adjustments:	5,152	808
Operating Earnings	$47,750	$38,623

Realized loss and costs from sale of CMBS	—	1,042
Operating Earnings excluding realized loss and costs from sale of CMBS	47,750	39,665
Basic and diluted Operating Earnings per share of common stock	$0.43	$0.41
Basic and diluted Operating Earnings excluding realized loss and costs from sale of CMBS per share of common stock	$0.43	$0.42
Basic weighted average shares of common stock outstanding	110,211,853	91,612,447
Diluted weighted average shares of common stock outstanding	111,871,429	92,998,250

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

The following table projects the impact on the Company's net interest income for the twelve-month period following March 31, 2018, assuming an immediate increase of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

		50 basis point increase
Currency	Net floating rate assets subject to interest rate sensitivity (1)	Increase to net interest income (in $) (2)	Increase to net interest income (per Share) (2)
USD	$1,951,156	$9,756	$0.08
GBP	485,438	2,427	0.02
Total:	$2,436,594	$12,183	$0.10
———————
(1) Assumes loan proceeds held by servicer are used to repay secured debt arrangements.
(2) Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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

Item 4. Controls and Procedures.

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
During the period ended March 31, 2018, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.
On January 4, 2017, the United States Department of Justice served a request for information and documents on the company, in connection with a preliminary investigation into certain aspects of the Company's former residential real estate portfolio, which the Company acquired in connection with the merger of Apollo Residential Mortgage, Inc. with and into the Company and subsequently sold in 2016. The request seeks a range of information in connection with the residential real estate portfolio, including, among other things, information concerning policies, procedures, and practices related to advertising, marketing, identifying, or acquiring residential properties for sale or rent, and various data for all rental and sales contracts executed since January 1, 2012. The Company is cooperating with the Department of Justice and fully complying with the request.
Item 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company’s risk factors during the three months ended March 31, 2018.

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

May 2, 2018

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)