Form 10-Q
period 2018-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2018-07-25
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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
As of July 24, 2018, there were 123,020,656 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	June 30, 2018	December 31, 2017
Assets:
Cash	$76,384	$77,671
Commercial mortgage loans, net (includes $3,115,916 and $2,148,368 pledged as collateral under secured debt arrangements in 2018 and 2017, respectively)	3,724,221	2,653,826
Subordinate loans, net	1,142,514	1,025,932
Loan proceeds held by servicer	—	302,756
Other assets	27,584	28,420
Derivative assets, net	10,297	—
Total Assets	$4,981,000	$4,088,605
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $20,307 and $14,348 in 2018 and 2017, respectively)	$1,960,874	$1,330,847
Convertible senior notes, net	587,063	584,897
Derivative liabilities, net	—	5,644
Accounts payable, accrued expenses and other liabilities	81,397	70,906
Payable to related party	9,013	8,168
Total Liabilities	2,638,347	2,000,462
Commitments and Contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series B preferred stock, 6,770,393 shares issued and outstanding ($169,260 aggregate liquidation preference) in 2018 and 2017	68	68
Series C preferred stock, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference) in 2018 and 2017	69	69
Common stock, $0.01 par value, 450,000,000 shares authorized, 123,020,301 and 107,121,235 shares issued and outstanding in 2018 and 2017, respectively	1,230	1,071
Additional paid-in-capital	2,447,973	2,170,078
Accumulated deficit	(106,687)	(83,143)
Total Stockholders’ Equity	2,342,653	2,088,143
Total Liabilities and Stockholders’ Equity	$4,981,000	$4,088,605

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net interest income:
Interest income from commercial mortgage loans	$65,141	$37,089	$117,255	$71,487
Interest income from subordinate loans	34,075	39,640	67,928	74,030
Interest income from securities	—	4,700	—	10,754
Interest expense	(28,437)	(19,205)	(51,177)	(36,235)
Net interest income	70,779	62,224	134,006	120,036
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,014 and $7,356 in 2018 and $3,461 and $7,252 of equity-based compensation in 2017, respectively)	(5,652)	(5,200)	(10,650)	(10,958)
Management fees to related party	(9,013)	(7,742)	(17,105)	(15,175)
Total operating expenses	(14,665)	(12,942)	(27,755)	(26,133)
Loss from unconsolidated joint venture	—	(3,305)	—	(2,847)
Other income	343	244	546	352
Provision for loan losses and impairments	(5,000)	(5,000)	(5,000)	(5,000)
Realized loss on sale of assets	—	—	—	(1,042)
Unrealized loss on securities	—	(4,510)	—	(1,658)
Foreign currency gain (loss)	(29,649)	6,913	(19,524)	10,085
Gain (loss) on derivative instruments (includes unrealized gains (losses) of $24,796 and $15,941 in 2018 and $(7,435) and $(10,324) in 2017, respectively)	33,538	(7,389)	22,506	(10,434)
Net income	55,346	36,235	104,779	83,359
Preferred dividends	$(6,834)	$(9,310)	$(13,669)	$(18,620)
Net income available to common stockholders	48,512	26,925	91,110	64,739
Net income per share of common stock	$0.39	$0.28	$0.78	$0.68
Basic weighted average shares of common stock outstanding	123,019,993	95,428,134	116,651,305	93,530,831
Diluted weighted average shares of common stock outstanding	124,629,317	96,796,289	118,281,153	94,907,762
Dividend declared per share of common stock	$0.46	$0.46	$0.92	$0.92

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$48,512	$26,925	$91,110	$64,739
Foreign currency translation adjustment	—	3,560	—	3,811
Comprehensive income	$48,512	$30,485	$91,110	$68,550

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2018	13,670,393	$137	107,121,235	$1,071	$2,170,078	$(83,143)	$2,088,143
Capital increase related to Equity Incentive Plan	—	—	374,066	4	2,624	—	2,628
Issuance of common stock	—	—	15,525,000	155	275,724	—	275,879
Offering costs	—	—	—	—	(453)	—	(453)
Net income	—	—	—	—	—	104,779	104,779
Dividends declared on preferred stock	—	—	—	—	—	(13,669)	(13,669)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(114,654)	(114,654)
Balance at June 30, 2018	13,670,393	$137	123,020,301	$1,230	$2,447,973	$(106,687)	$2,342,653

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the six months ended June 30,
	2018	2017
Cash flows (used in) provided by operating activities:
Net income	$104,779	$83,359
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(30,192)	(7,934)
Amortization of deferred financing costs	5,355	2,761
Equity-based compensation	2,628	4,921
Unrealized loss on securities	—	1,658
Provision for loan losses and impairment	5,000	5,000
Loss from unconsolidated joint venture	—	2,259
Foreign currency (gain) loss	17,371	(10,014)
Unrealized (gain) loss on derivative instruments	(15,941)	10,433
Realized loss on derivative instruments	—	110
Realized loss on sale of assets	—	1,042
Changes in operating assets and liabilities:
Proceeds received from PIK	75,652	—
Other assets	(4,069)	(17,734)
Accounts payable, accrued expenses and other liabilities	10,190	(5,127)
Payable to related party	845	728
Net cash (used in) provided by operating activities	171,618	71,462
Cash flows used in investing activities:
New funding of commercial mortgage loans	(1,275,507)	(339,394)
Add-on funding of commercial mortgage loans	(60,500)	(61,296)
New funding of subordinate loans	(201,966)	(146,738)
Add-on funding of subordinate loans	(43,284)	(76,796)
Payments received on commercial mortgage loans	227,913	10,199
Payments received on subordinate loans	367,143	58,615
Funding of derivative instruments	—	(201)
Origination and exit fees received on commercial mortgage and subordinate loans	28,362	7,129
Funding of unconsolidated joint venture	—	(726)
Funding of other assets	—	(1,379)
(Increase) decrease in collateral held related to derivative contracts	4,930	(22)
Payments and proceeds received on securities	—	217,708
Proceeds from sale of investments in unconsolidated joint venture	—	24,498
Net cash (used in) provided by investing activities	(952,909)	(308,403)
Cash flows from financing activities:
Proceeds from issuance of common stock	275,879	249,021
Payment of offering costs	(188)	(359)
Proceeds from secured debt arrangements	1,367,211	464,153
Repayments of secured debt arrangements	(723,260)	(272,878)
Repayments of participations sold	—	(85,081)
Payment of deferred financing costs	(11,314)	(5,343)
Dividends on common stock	(114,655)	(85,724)
Dividends on preferred stock	(13,669)	(18,620)
Net cash (used in) provided by financing activities	780,004	245,169
Net increase (decrease) in cash and cash equivalents	(1,287)	8,228
Cash and restricted cash, beginning of period	77,671	263,453
Cash and restricted cash, end of period	$76,384	$271,681
Supplemental disclosure of cash flow information:
Interest paid	$43,420	$11,916
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$64,162	$57,464
Offering costs payable	$265	$41

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. The Company's results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period.
The Company currently operates in one reporting segment.
Recent Accounting Pronouncements
In June 2018, the FASB issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting" ("ASU 2018-07"). The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. These share-based payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be remeasured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019 and is applied retrospectively. The Company is currently assessing the impact, if any, the guidance will have on the Company's condensed consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” ("ASU 2016-18"). ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. The Company early adopted ASU 2016-18 on June 30, 2017, which changed the Company's condensed consolidated statement of cash flows and related disclosures for all periods presented. The following is a reconciliation of the Company's cash, cash equivalents, and restricted cash to the total presented in the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2018 and June 30, 2017, respectively ($ in thousands):

	Balance at June 30, 2018	Balance at June 30, 2017
Cash	$76,384	$214,016
Restricted cash	—	57,665
Total cash and restricted cash shown in the condensed consolidated statement of cash flows	$76,384	$271,681

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
The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments were categorized as of June 30, 2018 and December 31, 2017 ($ in thousands):

	Fair Value as of June 30, 2018				Fair Value as of December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Derivative assets (liabilities), net	$—	$10,297	$—	$10,297	$—	$(5,644)	$—	$(5,644)
Note 4 – Securities

The Company previously held CMBS, all of which were sold in 2017. During the six months ended June 30, 2017, the Company sold CMBS (Fair Value Option) resulting in a net realized loss of $1.0 million. The Company did not sell CMBS (Fair Value Option) during the three months ended June 30, 2017.

During the three and six months ended June 30, 2017, CMBS (Held-to-Maturity) of $146.5 million was fully repaid. The Company did not hold any CMBS (Held-to-Maturity) during the three and six months ended June 30, 2018.

During the three and six months ended June 30, 2017, the Company recorded interest income from securities of $4.7 million and $10.8 million, respectively, of which $1.3 million and $4.2 million was interest income from CMBS (Held-to-Maturity), respectively, and $3.4 million and $6.6 million of CMBS (Fair Value Option), respectively.

To conform to the 2018 presentation of the condensed consolidated statement of cash flows, the Company reclassified the combination of $146.5 million of payments received on securities, held-to-maturity, $69.2 million of proceeds from sale of securities and $1.9 million of payments received on securities into payments and proceeds received on securities.

Note 5 – Commercial Mortgage and Subordinate Loans, Net
The Company’s loan portfolio was comprised of the following at June 30, 2018 and December 31, 2017 ($ in thousands):

Loan Type	June 30, 2018	December 31, 2017
Commercial mortgage loans, net	$3,724,221	$2,653,826
Subordinate loans, net	1,142,514	1,025,932
Total loans, net	$4,866,735	$3,679,758

The Company's loan portfolio consisted of 91% and 88% floating rate loans, based on amortized cost, as of June 30, 2018 and December 31, 2017, respectively.

Activity relating to our loan investment portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss (2)	Carrying Value
December 31, 2017	$3,706,169	$(9,430)	$(16,981)	$3,679,758
New loan fundings	1,477,473	—	—	1,477,473
Add-on loan fundings (3)	103,784	—	—	103,784
Loan repayments	(375,708)	—	—	(375,708)
Unrealized gain (loss) on foreign currency translation	(25,539)	216	—	(25,323)
Provision for loan loss (2)	—	—	(5,000)	(5,000)
Deferred fees and other items (1)	—	(20,607)	—	(20,607)
PIK interest, amortization of fees and other items (1)	19,695	12,663	—	32,358
June 30, 2018	$4,905,874	$(17,158)	$(21,981)	$4,866,735
———————
(1) Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses.

(2) In addition to the $22.0 million provision for loan loss, the Company recorded an impairment of $3.0 million against an investment previously recorded under other assets on the Company's consolidated balance sheet.
(3) Represents fundings for loans closed prior to 2018.

The following table details overall statistics for our loan portfolio ($ in thousands):

	June 30, 2018	December 31, 2017
Number of loans	70	59
Principal balance	$4,905,874	$3,706,169
Carrying value	$4,866,735	$3,679,758
Unfunded loan commitments (1)	$818,095	$435,627
Weighted-average cash coupon (2)	8.1%	8.4%
  ———————

(1)
Unfunded loan commitments are primarily funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)	For floating rate loans, based on applicable benchmark rates as of the specified dates.

The table below details the property type of the properties securing the loans in our portfolio ($ in thousands):

	June 30, 2018		December 31, 2017
Property Type	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Hotel	$1,137,737	23.4%	$645,056	17.6%
Residential-for-sale: inventory (1)	616,608	12.7%	92,438	2.5%
Residential-for-sale: construction (1)	333,884	6.8%	349,739	9.5%
Urban Predevelopment	724,366	14.9%	654,736	17.8%
Office	603,947	12.4%	513,830	14.0%
Multifamily	449,414	9.2%	465,057	12.6%
Mixed Use	356,703	7.3%	354,640	9.6%
Healthcare	256,372	5.3%	173,870	4.7%
Retail Center	201,551	4.1%	198,913	5.4%
Other	154,153	3.2%	154,141	4.2%
Industrial	32,000	0.7%	77,338	2.1%
Total	$4,866,735	100.0%	$3,679,758	100.0%

(1)
To conform to the current period’s presentation, loans with a combined carrying value of $442.0 million classified as residential-for-sale as of December 31, 2017 were broken out into $349.8 million of residential-for-sale: construction and $92.4 million of residential-for-sale: inventory.

The table below details the geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

	June 30, 2018		December 31, 2017
Geographic Location	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Manhattan, NY	$1,445,389	29.7%	$1,173,833	31.9%
Brooklyn, NY	388,814	8.0%	357,611	9.7%
Northeast	37,956	0.8%	100,536	2.7%
Midwest	718,600	14.8%	683,380	18.6%
Southeast	608,884	12.5%	531,582	14.4%
West	500,102	10.2%	227,024	6.2%
Mid Atlantic	214,521	4.4%	191,976	5.2%
Southwest	115,639	2.4%	33,615	0.9%
United Kingdom	711,324	14.6%	303,488	8.3%

Other International	125,506	2.6%	76,713	2.1%
Total	$4,866,735	100.0%	$3,679,758	100.0%

The Company assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio ("LTV"), debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:
1.    Very low risk
2.    Low risk
3. Moderate/average risk
4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or has been impaired

The following table allocates the carrying value of our loan portfolio based on the Company's internal risk ratings ($ in thousands):

	June 30, 2018			December 31, 2017
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—%	—	$—	—%
2	4	263,216	5%	5	399,326	10%
3	63	4,367,766	90%	51	3,034,358	83%
4	1	170,685	4%	1	168,208	5%
5	2	65,068	1%	2	77,866	2%
	70	$4,866,735	100%	59	$3,679,758	100%

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
The Company recorded a $10.0 million loan loss provision and impairment against a commercial mortgage loan secured by a fully-built, for-sale residential condominium units located in Bethesda, MD. This was comprised of (i) $5.0 million loan loss recorded during the second quarter of 2018, and (ii) $2.0 million loan loss provision and $3.0 million of impairment recorded during the second quarter of 2017. The impairment was recorded on an investment previously recorded under other assets on the Company's condensed consolidated balance sheet. The loan loss provision and impairment were based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $662 dollars per square foot across properties and 15%, respectively. Effective April 1, 2017, the Company ceased accruing all interest associated with the loan and accounts for the loan on a cost-recovery basis (all proceeds are applied towards the loan balance). As of June 30, 2018 and December 31, 2017, this was assigned a risk rating of 5.
During 2016, the Company recorded a loan loss provision of $10.0 million on a commercial mortgage loan and $5.0 million on a contiguous subordinate loan secured by a multifamily property located in Williston, ND. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were terminal capitalization rate and discount rate which were 11% and 10%, respectively. The Company ceased accruing payment in kind ("PIK") interest associated with the loan and recognizing interest income upon receipt of cash. As of June 30, 2018 and December 31, 2017, this was assigned a risk rating of 5.
The Company evaluates modifications to its loan portfolio to determine if the modifications constitute a troubled debt restructuring ("TDR"), under ASC Topic 310, “Receivables." During the second quarter of 2018, the Company determined that a modification of one commercial mortgage loan with a principal balance of $169.0 million constituted a TDR as the interest rate spread was reduced from 5.5% over LIBOR to 3.0% over LIBOR. As of June 30, 2018 and December 31, 2017, this loan was assigned a risk rating of 4.
As of June 30, 2018 and December 31, 2017, the aggregate loan loss provision was $17.0 million and $5.0 million for commercial mortgage loans and subordinate loans, respectively.
The Company recognized PIK interest of $9.1 million and $19.7 million for the three and six months ended June 30, 2018, respectively, and $6.1 million and $14.0 million for the three and six months ended June 30, 2017, respectively.
The Company recognized pre-payment penalties and accelerated fees of $1.6 million for the three and six months ended June 30, 2018 and $0.6 million for the three and six months ended June 30, 2017.
Note 6 – Loan Proceeds Held by Servicer
Loan proceeds held by servicer represents principal payments held by the Company's third-party loan servicer as of the balance sheet date which were remitted to us subsequent to the balance sheet date. Loan proceeds held by servicer was $302.8 million as of December 31, 2017. There were no loan proceeds held by servicer as of June 30, 2018.
Note 7 – Other Assets
The following table details the components of the Company's other assets ($ in thousands):

	June 30, 2018	December 31, 2017
Interest receivable	$27,195	$23,101
Collateral deposited under derivative agreements	—	4,930
Other	389	389
Total	$27,584	$28,420

Note 8 – Secured Debt Arrangements, Net
At June 30, 2018 and December 31, 2017, the Company’s borrowings had the following secured debt arrangements, maturities and weighted average interest rates ($ in thousands):

	June 30, 2018 (2)			December 31, 2017
	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate (2)
JPMorgan Facility (USD) (3)	$1,331,780	$950,634	June 2021	$1,393,000	$944,529	March 2020	USD L + 2.30%
JPMorgan Facility (GBP) (3)	50,220	50,220	June 2021	N/A	N/A	N/A	N/A
DB Repurchase Facility (USD) (4)	698,824	469,200	March 2021	472,090	225,367	March 2020	USD L + 2.56%
DB Repurchase Facility (GBP) (4)	156,176	156,176	March 2021	93,919	93,919	March 2020	GBP L + 2.60%
Goldman Facility	300,000	209,014	November 2020	331,130	81,380	November 2020	USD L + 2.73%
CS Facility	145,937	145,937	December 2018	N/A	N/A	N/A	N/A
Sub-total	2,682,937	1,981,181		2,290,139	1,345,195
less: deferred financing costs	N/A	(20,307)		N/A	(14,348)		N/A
Total / Weighted Average	$2,682,937	$1,960,874		$2,290,139	$1,330,847		USD L + 2.37% /
							GBP L + 2.60%
———————
(1) Maturity date assumes extensions at the Company's option are exercised.
(2) Weighted average rate as of June 30, 2018 was USD L + 2.27% / GBP L + 2.30%.
(3) As of June 30, 2018, the Company's secured debt arrangements with JPMorgan Chase Bank, National Association (the "JPMorgan Facility") provided for maximum total borrowings comprised of a $1.3 billion repurchase facility and $132.0 million of an asset specific financing.
(4) As of June 30, 2018, the Company's secured debt arrangements with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch (the "DB Repurchase Facility") provided for maximum total borrowings comprised of a $800.0 million repurchase facility and a $55.0 million asset specific financing.
At June 30, 2018, the Company’s borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year (1)	1 to 3 years (1)	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$115,615	$885,239	$—	$—	$1,000,854
DB Repurchase Facility	123,816	501,560	—	—	625,376
Goldman Facility	—	209,014	—	—	209,014
CS Facility	145,937	—	—	—	145,937
Total	$385,368	$1,595,813	$—	$—	$1,981,181
———————
(1) Assumes underlying assets are financed through the fully extended maturity date of the facility.
The table below summarizes the outstanding balances at June 30, 2018, as well as the maximum and average month-end balances for the six months ended June 30, 2018 for the Company's borrowings under secured debt arrangements ($ in thousands).

			For the six months ended June 30, 2018
	Balance at June 30, 2018	Amortized Cost of Collateral at June 30, 2018	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,000,854	$1,601,812	$1,000,854	$865,101
DB Repurchase Facility	625,376	1,010,503	632,990	446,571
Goldman Facility	209,014	280,699	236,764	135,123
CS Facility	145,937	222,902	145,937	24,323
Total	$1,981,181	$3,115,916
JPMorgan Facility

In June 2018, the Company, through two indirect wholly owned subsidiaries, entered into an amendment to the Fifth Amended and Restated Master Repurchase Agreement for the JPMorgan Facility, which extended the term to June 2020, plus a one-year extension option available at the Company's option, subject to certain conditions. The JPMorgan Facility provides for maximum total borrowing capacity of $1.4 billion, comprised of a $1.25 billion repurchase facility and a $132.0 million asset specific financing and enables the Company to elect to receive advances in either U.S. dollars, British pounds ("GBP"), or Euros ("EUR"). The asset specific financing matures in February 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of June 30, 2018, the Company had $1.0 billion (including £38.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage loans.
DB Repurchase Facility
In April 2018, the Company, through an indirect wholly-owned subsidiary, entered into a Second Amended and Restated Master Repurchase Agreement (the "Second Amendment and Restatement") with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch. The Second Amendment and Restatement provides for advances of up to $800.0 million for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables the Company to elect to receive advances in either U.S. dollars, British pounds, or Euros. Additionally, the Company has $55.0 million of asset specific financings with Deutsche Bank in connection with financing first mortgage loans secured by real estate. The Second Amendment and Restatement has a maturity date of March 31, 2020 plus one one-year extension available at the Company's option, subject to certain conditions. The asset specific financings mature in September 2018. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.
As of June 30, 2018, the Company had $625.4 million (including £118.3 million assuming conversion into U.S. dollars) of borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.
Goldman Facility
In November 2017, the Company, through an indirect wholly-owned subsidiary, entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA (the "Goldman Facility), which provides for advances of up to $300.0 million and matures in November 2020. Margin calls may occur any time at specified margin deficit thresholds. The Company has agreed to provide a limited guarantee of the obligations of the seller under the Goldman Facility.
As of June 30, 2018, the Company had total borrowings of $209.0 million of borrowings outstanding under the Goldman Facility.
CS Facility
In June 2018, the Company, through an indirect wholly-owned subsidiary, entered into a master repurchase agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd (the "CS Facility"), which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.
As of June 30, 2018, the Company had total borrowings of $145.9 million (£110.5 million assuming conversion into U.S. dollars) of borrowings outstanding under the CS Facility secured by one of the Company's commercial mortgage loans.
The Company was in compliance with the financial covenants under each of its secured debt arrangements at June 30, 2018 and December 31, 2017.
Note 9 – Convertible Senior Notes, Net
On March 17, 2014, the Company issued $143.8 million aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "March 2019 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $139.0 million. At June 30, 2018, the March 2019 Notes had a carrying value of $143.0 million and an unamortized discount of $0.8 million.
On August 18, 2014, the Company issued an additional $111.0 million aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "August 2019 Notes," and together with the March 2019 Notes, the "2019 Notes"), for which the

Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $109.6 million. At June 30, 2018, the August 2019 Notes had a carrying value of $110.0 million and an unamortized discount of $1.0 million.
On August 21, 2017, the Company issued an aggregate principal amount of $230.0 million of 4.75% Convertible Senior Notes due 2022 (the "August 2022 Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company, of approximately $224.8 million. At June 30, 2018, the August 2022 Notes had a carrying value of $221.8 million and an unamortized discount of $8.2 million.
On November 9, 2017, the Company issued an aggregate principal amount of $115.0 million of 4.75% Convertible Senior Notes due 2022 (the "November 2022 Notes," and together with the August 2022 Notes, the "2022 Notes" and the 2022 Notes together with the 2019 Notes, "the Notes"), for which the Company received net proceeds, after deducting the underwriting discount and estimated offering expense payable by the Company of approximately $112.7 million. At June 30, 2018, the November 2022 Notes had a carrying value of $112.3 million and an unamortized discount of $2.7 million.
The following table summarizes the terms of the Notes ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2019 Notes	$254,750	5.50%	6.36%	57.8613	3/15/2019	0.70 years
2022 Notes	345,000	4.75%	5.61%	50.2260	8/23/2022	4.15 years
Total	$599,750
———————

(1)	Effective rate includes the effect of the adjustment for the conversion option (See endnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

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

The Company may not redeem the Notes prior to maturity. The closing price of the Company's common stock on June 27, 2018 of $18.58 was greater than the per share conversion price of the 2019 Notes and less than the per share conversion price of the 2022 Notes. The Company has the intent and ability to settle the Notes in cash and, as a result, the Notes did not have any impact on the Company's diluted earnings per share.
In accordance with ASC 470 the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by the Company at such time. The Company measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates.  As a result, the Company attributed approximately $22.4 million of the proceeds to the equity component of the Notes ($11.4 million to the 2019 Notes and $11.0 million to the 2022 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2018. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $7.6 million and $15.2 million for the three and six months ended June 30, 2018, respectively, as compared to approximately $3.5 million and $7.0 million for the three and six months ended June 30, 2017, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, the Company reported additional non-cash interest expense of approximately $1.8 million and $3.7 million for the three and six months ended June 30, 2018, respectively, as compared to approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2017, respectively.
Note 10 – Derivatives, Net
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars.

The Company has entered into a series of forward contracts to sell an amount of foreign currency (British pound and Euro) for an agreed upon amount of U.S. dollars at various dates through November 2020. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by the Company related to foreign denominated loan investments.

The following table summarizes the Company's non-designated foreign exchange (“Fx”) forwards as of June 30, 2018:

Type of Derivative	June 30, 2018
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity
Fx Contracts - GBP	40	314,226	GBP	July 2018 - November 2020
Fx Contracts - EUR	1	42,247	EUR	October 2018

The following table summarizes the Company's non-designated Fx forwards as of December 31, 2017:

Type of Derivative	December 31, 2017
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity
Fx Contracts - GBP	24	177,077	GBP	January 2018- November 2020

The Company has not designated any of its derivative instruments as hedges as defined in ASC 815, Derivatives and Hedging and, therefore, changes in the fair value of the Company's derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to the Company’s derivatives for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2018	2017	2018	2017
Forward currency contracts	Gain (loss) on derivative instruments - unrealized	$24,800	$(7,438)	$15,941	$(10,321)
Forward currency contracts	Gain (loss) on derivative instruments - realized	8,742	46	6,565	(110)
Interest rate caps (1)	Gain (loss) on derivative instruments - unrealized	(4)	3	—	(3)
Total		$33,538	$(7,389)	$22,506	$(10,434)
———————

(1)	With a notional amount of $37.5 million and $42.8 million at June 30, 2018, and 2017, respectively.
The following table summarizes the gross asset and liability amounts related to the Company’s derivatives at June 30, 2018 and December 31, 2017 ($ in thousands).

	June 30, 2018			December 31, 2017
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet
Interest rate caps	$1	$—	$1	$—	$1	$1
Forward currency contracts	11,409	(1,113)	10,296	(5,645)	—	(5,645)
Total derivative instruments	$11,410	$(1,113)	$10,297	$(5,645)	$1	$(5,644)

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of the Company's accounts payable, accrued expense and other liabilities ($ in thousands):

	June 30, 2018	December 31, 2017
Accrued dividends payable	$63,604	$56,576
Accrued interest payable	14,339	12,796
Accounts payable and other liabilities	3,454	1,534
Total	$81,397	$70,906

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
The Company incurred approximately $9.0 million and $17.1 million in base management fees under the Management Agreement for the three and six months ended June 30, 2018, respectively, as compared to approximately $7.7 million and $15.2 million for the three and six months ended June 30, 2017, respectively.
In addition to the base management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company.
For the three and six months ended June 30, 2018, the Company paid expenses totaling $0.6 million and $1.2 million,

respectively, related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. For the three and six months ended June 30, 2017, the Company paid expenses totaling $0.1 million and $0.2 million, respectively, related to reimbursements for certain expenses paid by the Manager on behalf of the Company under the Management Agreement. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the condensed consolidated balance sheet at June 30, 2018 and December 31, 2017 are approximately $9.0 million and $8.2 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
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
Loans receivable
In June, 2017, the Company increased its outstanding loan commitment through the acquisition of an additional $25.0 million of interests in an existing subordinate loan from a fund managed by an affiliate of the Manager, increasing the Company's total outstanding loan commitment to $100.0 million. Furthermore, in September 2017 the Company funded an additional $25.0 million to acquire a portion of the same pre-development subordinate loan from a fund managed by an affiliate of the Manager, increasing the Company's total outstanding loan commitment to $125.0 million. In May 2018, the Company increased its outstanding principal balance through the acquisition of an additional $28.2 million interest in the same subordinate loan from a fund managed by an affiliate of the Manager. The pre-development subordinate loan is for the construction of a residential condominium building in New York, New York and is part of a $300.0 million subordinate loan.
In June, 2018, the Company increased its outstanding loan commitment through the acquisition of £4.8 million ($6.4 million assuming conversion into U.S. dollars) pari-passu interest in an existing subordinate loan from a fund managed by an affiliate of the Manager. The subordinate loan is secured by a healthcare portfolio located in the United Kingdom.

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
The Company recognized stock-based compensation expense of $4.0 million and $7.4 million for the three and six months ended June 30, 2018, respectively, related to restricted stock and RSU vesting, as compared to $3.5 million and $7.3 million for the three and six months ended June 30, 2017, respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the six months ended June 30, 2018:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in thousands)
Outstanding at December 31, 2017	105,561	1,632,746
Grant	28,070	—	500
Vested	(10,394)	—	N/A
Forfeiture	—	(29,410)	N/A
Outstanding at June 30, 2018	123,237	1,603,336

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2018:

Vesting Year	Restricted Stock	RSU	Total Awards
2018	57,540	744,497	802,037
2019	60,803	560,138	620,941
2020	4,894	298,701	303,595
Total	123,237	1,603,336	1,726,573

At June 30, 2018, the Company had unrecognized compensation expense of approximately $1.4 million and $22.6 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the six months ended June 30, 2018, the Company delivered 345,996 shares of common stock for 603,677 vested RSUs. The Company did not deliver any common stock for the three months ended June 30, 2018. The Company allows RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $4.7 million for the six months ended June 30, 2018, and is included as a reduction of capital related to the Company's equity incentive plan in the condensed consolidated statement of changes in stockholders' equity. There was no adjustment for the three months ended June 30, 2018.
Note 14 – Stockholders’ Equity
The Company’s authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2018, 123,020,301 shares of common stock were issued and outstanding, 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") were issued and outstanding and 6,900,000 shares of 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") were issued and outstanding.
Dividends. During 2018, the Company declared the following dividends:

	Three months ended
Dividend declared per share of:	June 30, 2018	March 31, 2018
Common Stock	$0.46	$0.46
Series B Preferred Stock	0.50	0.50
Series C Preferred Stock	0.50	0.50
Common Stock Offerings. During the first quarter of 2018, the Company completed a follow-on public offering of 15,525,000 shares of its common stock, at a price of $17.77 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $275.9 million after deducting estimated offering expenses.
Note 15 – Commitments and Contingencies
Legal Proceedings. From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No. 653251/2018) in New York Supreme Court.  The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project.  The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages.  The Company believes the claims are without merit and will vigorously defend the case.

On January 4, 2017, the United States Department of Justice served a Request for Information and Documents (the “Request”) on the Company, in connection with a preliminary investigation into certain aspects of the Company's former residential real estate portfolio, which the Company acquired in connection with the merger of Apollo Residential Mortgage, Inc. with and into the Company and subsequently sold in 2016. The Request sought a range of information in connection with the residential real estate portfolio, including, among other things, information concerning policies, procedures, and practices related to advertising, marketing, identifying, or acquiring residential properties for sale or rent, and various data for all rental and sales contracts executed since January 1, 2012. The Company fully cooperated with the Department of Justice, and was advised, by a letter dated May 2, 2018, that the Department of Justice did not intend to take any further actions in this matter as it relates to the Company.
Loan Commitments. As described in "Note 5 - Commercial Mortgage and Subordinate Loans, Net," at June 30, 2018, the Company had $818.1 million of unfunded commitments related to its commercial mortgage and subordinate loan portfolios.
Note 16 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the condensed consolidated balance sheet at June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$76,384	$76,384	$77,671	$77,671
Commercial first mortgage loans, net	3,724,221	3,722,116	2,653,826	2,657,262
Subordinate loans, net	1,142,514	1,140,501	1,025,932	1,029,390
Secured debt arrangements	(1,981,181)	(1,981,181)	(1,345,195)	(1,345,195)
2019 Notes	(252,952)	(270,753)	(251,935)	(267,506)
2022 Notes	(334,111)	(345,000)	(332,962)	(350,175)
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

The table below presents basic and diluted net income (loss) per share of common stock using the two-class method for the three and six months ended June 30, 2018 and 2017 ($ in thousands except per share data):

	For the three months ended June 30,		For the six months ended June, 30
	2018	2017	2018	2017
Numerator:
Net income	$55,346	$36,235	$104,779	$83,359
Preferred dividends	(6,834)	(9,310)	(13,669)	(18,620)
Net income available to common stockholders	48,512	26,925	91,110	64,739
Dividends declared on common stock	(56,588)	(48,501)	(113,165)	(90,647)
Dividends on participating securities	(738)	(630)	(1,489)	(1,259)
Net loss attributable to common stockholders	$(8,814)	$(22,206)	$(23,544)	$(27,167)
Denominator:
Basic weighted average shares of common stock outstanding	123,019,993	95,428,134	116,651,305	93,530,831
Diluted weighted average shares of common stock outstanding	124,629,317	96,796,289	118,281,153	94,907,762
Net income per weighted average share of common stock
Distributable earnings per share of common stock	$0.46	$0.51	$0.98	$0.97
Undistributed loss per share of common stock	$(0.07)	$(0.23)	$(0.20)	$(0.29)
Basic and diluted net income per share of common stock	$0.39	$0.28	$0.78	$0.68
For the three and six months ended June 30, 2018, 1,609,324 and 1,629,848 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and six months ended June 30, 2017, 1,368,155 and 1,376,930 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
Note 18 – Subsequent Events
Investment activity.  Subsequent to the end of the quarter, the Company committed capital of $87.0 million, all of which was funded at closing, of first mortgage loans.
In addition, the Company funded approximately $18.9 million for loans closed prior to the quarter.
Loan Repayments. Subsequent to the end of the quarter, the Company received approximately $52.3 million from loan repayments.

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
The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value-oriented investment approach in private equity, credit and real estate with assets under management of approximately $247.4 billion as of March 31, 2018.
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
The Company believes the challenges faced by conduit lenders and the general uncertainty around value and pricing could create attractive risk adjusted investment opportunities for the Company. As a result, the Company expects to continue to see opportunities to originate first mortgage and subordinate financings in transactions which benefit from the Company’s ability to source, structure and execute complex transactions.
Critical Accounting Policies

A summary of the Company’s critical accounting policies is set forth in its Annual Report on Form 10-K for the year ended December 31, 2017 under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates.” There have been no material changes to the Company's critical accounting policies described in the Company's Annual Report on Form 10-K filed with the SEC on February 14, 2018.
Results of Operations
All non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Investments
The following table sets forth certain information regarding the Company’s commercial real estate debt portfolio as of June 30, 2018 ($ in thousands):

Description	Amortized Cost	Weighted Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$3,724,221	6.9%	7.8%	$1,981,181	4.1%	$1,743,040
Subordinate loans, net	1,142,514	12.1%	13.4%	—	—	1,142,514
Total/Weighted Average	$4,866,735	8.1%	9.1%	$1,981,181	4.1%	$2,885,554
———————

(1)	Weighted-Average Coupon and Weighted Average All-in-Yield are based on the applicable benchmark rates as of June 30, 2018 on the floating rate loans.

(2)	Weighted-Average All-in-Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees.

(3)	Gross of deferred financing costs of $20.3 million.

(4)	Represents loan portfolio at amortized cost less secured debt outstanding.
Loan Portfolio Overview
The following table provides details of our commercial mortgage and subordinate loan portfolios, on a loan-by-loan basis, as of June 30, 2018 ($ in millions):

Commercial Mortgage Loan Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
Residential-for-sale: inventory	3	3/2018	$223	—		3/2021	London, UK
Urban Predevelopment	3	1/2016	221	—		7/2019	Miami, FL
Hotel	3	9/2016	215	—		8/2021	Manhattan, NY
Urban Predevelopment	3	4/2017	183	—		3/2019	London, UK
Office	3	11/2017	176	—		1/2023	Chicago, IL

Retail Center	4	11/2014	171	—		9/2018	Cincinnati, OH
Hotel	3	4/2018	151	2		4/2023	Honolulu, HI
Hotel(1)	3	9/2015	140	—		6/2023	Manhattan, NY
Hotel	3	5/2018	139	—		6/2023	Miami, FL
Mixed Use	3	9/2016	133	—		10/2020	Chicago, IL
Urban Predevelopment	3	3/2017	128	—		9/2018	Brooklyn, NY
Mixed Use	2	7/2017	125	—		6/2019	Manhattan, NY
Office	3	11/2017	120	127	Y	12/2022	Manhattan, NY
Residential-for-sale: inventory	3	6/2018	113	—		6/2020	Manhattan, NY
Multifamily	3	4/2014	80	—		7/2023	Various
Other	2	10/2016	80	—		8/2019	Manassas, VA
Hotel	3	3/2017	77	—		3/2022	Atlanta, GA
Office	3	12/2017	76	59		3/2022	London, UK
Residential-for-sale: inventory	3	5/2018	75	4		6/2020	Brooklyn, NY
Residential-for-sale: inventory	3	6/2018	71	—		6/2020	London, UK
Multifamily	3	10/2017	67	—		11/2021	Brooklyn, NY
Urban Predevelopment	3	11/2016	65	—		12/2018	Manhattan, NY
Urban Predevelopment	3	7/2017	64	16		4/2019	London, UK
Hotel	3	4/2018	63	—		5/2023	Scottsdale, AZ
Urban Predevelopment	3	12/2016	62	19		12/2020	Los Angeles, CA
Hotel	2	1/2017	60	—		1/2022	Miami, FL
Multifamily	3	11/2014	59	—		11/2021	Various
Office	3	3/2018	58	29		4/2023	Chicago, IL
Hotel	3	12/2017	57	32	Y	12/2022	Manhattan, NY
Office(2)	3	1/2018	55	158	Y	1/2022	Renton, WA
Residential-for-sale: inventory	3	5/2018	50	—		4/2021	Manhattan, NY
Multifamily	3	5/2016	44	8		6/2019	Brooklyn, NY
Multifamily	3	10/2017	43	—		10/2022	London, UK
Hotel	3	12/2015	42	1		12/2020	St. Thomas, USVI
Multifamily	3	12/2017	39	1		1/2020	Manhattan, NY
Hotel	3	2/2018	38	—		3/2023	Pittsburgh, PA
Multifamily(3)	5	11/2014	37	—		11/2019	Williston, ND
Mixed Use	3	7/2017	36	—		2/2019	Manhattan, NY
Retail Center	3	2/2017	31	3		9/2020	Miami, FL
Residential-for-sale: inventory(3)	5	2/2014	28	—		4/2019	Bethesda, MD
Residential-for-sale: construction	3	1/2018	16	64	Y	1/2023	Manhattan, NY
Mixed Use	3	7/2017	14	—		2/2019	Manhattan, NY
Residential-for-sale: construction	2	3/2018	(1)	115	Y	3/2023	San Francisco, CA
Commercial mortgage loans			$3,724	$638	7%	2.7 Years

Subordinate Loan Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
Residential-for-sale: construction(4)	3	6/2015	$171	—	Y	7/2020	Manhattan, NY
Healthcare	3	10/2016	112	—		10/2021	Various
Healthcare	3	6/2018	94	—		5/2019	Various
Residential-for-sale: construction	3	2/2016	77	—	Y	2/2021	Manhattan, NY
Office	3	3/2017	75	—		10/2018	Brooklyn, NY
Other	3	9/2017	74	—		9/2022	Various
Multifamily	3	10/2015	60	4		7/2019	Manhattan, NY
Healthcare	3	1/2015	50	—		12/2019	Various
Hotel	3	6/2018	48	—		2/2023	Various
Mixed Use	3	1/2017	42	—		2/2027	Cleveland, OH
Residential-for-sale: construction(4)	3	11/2017	37	—	Y	7/2020	Manhattan, NY
Residential-for-sale: inventory	3	10/2016	34	—		11/2020	Manhattan, NY
Industrial	3	5/2013	32	—		5/2023	Various
Residential-for-sale: construction	3	12/2017	31	25	Y	4/2023	Los Angeles, CA
Hotel	3	6/2015	25	—		7/2025	Phoenix, AZ
Residential-for-sale: inventory	3	6/2017	23	—		12/2020	Manhattan, NY
Multifamily	3	5/2018	21	—		5/2028	Cleveland, OH
Hotel	3	6/2015	20	—		7/2019	Washington, DC
Hotel	3	2/2015	20	—		1/2020	Burbank, CA
Hotel	3	6/2018	20	—		6/2023	Las Vegas, NV
Hotel(1)	3	9/2015	15	9		6/2023	Manhattan, NY
Office	3	7/2013	14	—		7/2022	Manhattan, NY
Office(2)	3	1/2018	13	36	Y	1/2022	Renton, WA
Office	3	9/2012	9	—		10/2022	Kansas City, MO
Hotel	3	5/2017	8	—		6/2027	Anaheim, CA
Office	3	8/2017	8	—		9/2024	Troy, MI
Mixed Use	3	7/2012	7	—		8/2022	Chapel Hill, NC
Residential-for-sale: construction	3	12/2017	3	106	Y	6/2022	Manhattan, NY
Sub total- Subordinate loans			$1,143	$180	29%	3.0 Years

Total Loan Portfolio			$4,867	$818	12%	2.8 Years
———————
(1) Both loans are secured by the same property.
(2) Both loans are secured by the same property
(3) Amortized cost for these loans is net of the recorded provisions for loan losses and impairments
(4) Both loans are secured by the same property

The Company's average asset and debt balances for the six months ended June 30, 2018, were ($ in thousands):

	Average month-end balances for the six months ended June 30, 2018
Description	Assets	Related debt
Commercial mortgage loans, net	$3,149,629	$1,471,118
Subordinate loans, net	1,026,702	—
Investment Activity
During the six months ended June 30, 2018, the Company committed $1.9 billion of capital to loans ($1.5 billion of which was funded during the six months ended June 30, 2018). In addition, during the six months ended June 30, 2018, the Company funded $103.8 million for loans closed prior to 2018, and received $375.7 million in repayments.

Net Income Available to Common Stockholders
For the three months ended June 30, 2018 and June 30, 2017, respectively, the Company’s net income available to common stockholders was $48.5 million, or $0.39 per share, and $26.9 million, or $0.28 per share. For the six months ended June 30, 2018 and June 30, 2017, respectively, the Company’s net income available to common stockholders was $91.1 million, or $0.78 per share, and $64.7 million, or $0.68 per share.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands):

	Three months ended June 30,		2018 vs. 2017	Six months ended June 30,		2018 vs. 2017
	2018	2017		2018	2017
Net interest income:
Interest income from commercial mortgage loans	$65,141	$37,089	$28,052	$117,255	$71,487	$45,768
Interest income from subordinate loans	34,075	39,640	(5,565)	67,928	74,030	(6,102)
Interest income from securities	—	4,700	(4,700)	—	10,754	(10,754)
Interest expense	(28,437)	(19,205)	(9,232)	(51,177)	(36,235)	(14,942)
Net interest income	70,779	62,224	8,555	134,006	120,036	13,970
Operating expenses:
General and administrative expenses	(5,652)	(5,200)	(452)	(10,650)	(10,958)	308
Management fees to related party	(9,013)	(7,742)	(1,271)	(17,105)	(15,175)	(1,930)
Total operating expenses	(14,665)	(12,942)	(1,723)	(27,755)	(26,133)	(1,622)
Loss from unconsolidated joint venture	—	(3,305)	3,305	—	(2,847)	2,847
Other income	343	244	99	546	352	194
Provision for loan losses and impairments	(5,000)	(5,000)	—	(5,000)	(5,000)	—
Realized loss on sale of assets	—	—	—	—	(1,042)	1,042
Unrealized loss on securities	—	(4,510)	4,510	—	(1,658)	1,658
Foreign currency gain (loss)	(29,649)	6,913	(36,562)	(19,524)	10,085	(29,609)
Gain (loss) on derivative instruments	33,538	(7,389)	40,927	22,506	(10,434)	32,940
Net income	$55,346	$36,235	$19,111	$104,779	$83,359	$21,420

Net Interest Income

Net interest income increased by $8.6 million and $14.0 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The increase was primarily due to a net increase in the principal balance of the Company's loan portfolio, by $1.6 billion, partially offset by a decrease in the principal balance of the Company's securities by $300.1 million, and a 0.87% increase in one-month LIBOR as of June 30, 2018 compared to June 30, 2017. This was offset by (i) an increase in interest expense due to an increase in the Company's net debt balance of $985.9 million as of June 30, 2018 compared to June 30, 2017, and (ii) a 0.87% increase in one-month LIBOR as of June 30, 2018 compared to June 30, 2017.
The Company recognized pre-payment penalties and accelerated fees of $1.6 million for the three and six months ended June 30, 2018 and $0.6 million for the three and six months ended June 30, 2017.
Operating Expenses
General and administrative expenses
General and administrative expenses increased by $0.5 million for the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily driven by an increase of $0.6 million of non-cash restricted stock and RSU amortization related to shares of common stock awarded under the Company's long-term incentive plans offset by $0.1 million decrease in general operating expenses.
General and administrative expenses decreased by $0.3 million for the six months ended June 30, 2018 compared to the same period in 2017. The decrease was primarily driven by a $0.4 million decrease in general operating expenses offset by an increase of $0.1 million of non-cash restricted stock and RSU amortization related to shares of common stock awarded under the Company's long-term incentive plans.
Management fees to related party
Management fee expense increased by $1.3 million and $1.9 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The increase is primarily attributable to an increase in the Company’s stockholders’ equity (as defined in the Management Agreement) as a result of the Company completing follow-on public offerings of 13,800,000 and 15,525,000 shares of its common stock in June 2017 and March 2018, respectively. This increase was partially offset due to the redemption of our 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock") in August 2017.
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
Net unrealized and realized gain (loss) on sale of assets

During the three and six months ended June 30, 2017, the Company sold securities resulting in a net realized loss of $0 and $1.0 million, respectively. The Company has not held any securities since December 2017.
Foreign currency gain and (loss) on derivative instruments
The Company uses forward currency contracts to economically hedge interest and principal payments due under its loans denominated in currencies other than U.S. dollars. The Company also uses interest rate swaps and caps to manage exposure to variable cash flows on portions of its borrowings under secured debt arrangements. Interest rate swap and cap agreements allow the Company to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three and six months ended June 30, 2018 were $3.9 million and $3.0 million, respectively, and the net impact for the three and six months ended June 30, 2017 were $(0.5) million and $(0.3) million, respectively.
Dividends
The Company has declared the following dividends in 2018:

	Three months ended
Dividends declared per share of:	June 30, 2018	March 31, 2018
Common Stock	$0.46	$0.46
Series B Preferred Stock	0.50	0.50
Series C Preferred Stock	0.50	0.50

Subsequent Events
Refer to "Note 18 - Subsequent Events" to the unaudited condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2018.
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

Debt-to-Common Equity Ratio
The following table presents our debt-to-common equity ratio:

	June 30, 2018	December 31, 2017
Debt-to-Common Equity Ratio (1)	1.2x	0.9x
———————
(1) Represents total secured debt arrangements and convertible senior notes, less cash and loan proceeds held by servicer to common equity.

The Company’s primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from the Company’s investments, net of any associated financing expense, principal repayments from the Company’s investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See “Results of Operations – Investments" above for a summary of interest rates related to the Company’s investment portfolio as of June 30, 2018.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In June 2018, the Company, through two indirect wholly owned subsidiaries, entered into an amendment to the Fifth Amended and Restated Master Repurchase Agreement for the JPMorgan Facility, which extended the term to June 2020, plus a one-year extension option available at the Company's option, subject to certain conditions. The JPMorgan Facility provides for maximum total borrowing capacity of $1.4 billion, comprised of a $1.25 billion repurchase facility and a $132.0 million asset specific financing and enables the Company to elect to receive advances in either U.S. dollars, British pounds ("GBP"), or Euros ("EUR"). The asset specific financing matures in February 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of June 30, 2018, the Company had $1.0 billion (including £38.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the JPMorgan Facility secured by certain of the Company's commercial mortgage loans.
DB Repurchase Facility
In April 2018, the Company, through an indirect wholly-owned subsidiary, entered into a Second Amended and Restated Master Repurchase Agreement (the "Second Amendment and Restatement") with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch. The Second Amendment and Restatement provides for advances of up to $800.0 million for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables the Company to elect to receive advances in either U.S. dollars, British pounds, or Euros. Additionally, the Company has $55.0 million of asset specific financings with Deutsche Bank in connection with financing first mortgage loans secured by real estate. The Second Amendment and Restatement has a maturity date of March 31, 2020 plus one one-year extension available at the Company's option, subject to certain conditions. The asset specific financings mature in September 2018. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a limited guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.
As of June 30, 2018, the Company had $625.4 million (including £118.3 million assuming conversion into U.S. dollars) of borrowings outstanding under the DB Repurchase Facility secured by certain of the Company's commercial mortgage loans.
Goldman Facility
In November 2017, the Company, through an indirect wholly-owned subsidiary, entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA (the "Goldman Facility), which provides for advances of up to $300.0 million and matures in November 2020. Margin calls may occur any time at specified margin deficit thresholds. The Company has agreed to provide a limited guarantee of the obligations of the seller under the Goldman Facility.
As of June 30, 2018, the Company had total borrowings of $209.0 million of borrowings outstanding under the Goldman Facility.
CS Facility
In June 2018, the Company, through an indirect wholly-owned subsidiary, entered into a master repurchase agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd (the "CS Facility"), which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. The Company has agreed to provide a guarantee of the obligations of its indirect wholly-owned subsidiaries under this facility.
As of June 30, 2018, the Company had total borrowings of $145.9 million (£110.5 million assuming conversion into U.S. dollars) of borrowings outstanding under the CS Facility secured by one of the Company's commercial mortgage loans.
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
Other Potential Sources of Financing
The Company’s primary sources of cash currently consist of cash available, which was $76.4 million as of June 30, 2018, principal and interest payments the Company receives on its portfolio of assets, and available borrowings under its secured debt arrangements. The Company expects its other sources of cash to consist of cash generated from operations and prepayments of principal received on the Company’s portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, the Company may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings.

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
Leverage Policies
The Company uses leverage for the sole purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. In addition to its secured debt arrangements, in the future the Company may access additional sources of borrowings. The Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur; however, the Company is limited by certain financial covenants under its secured debt arrangements. Consistent with the Company’s strategy of keeping leverage within a conservative range, the Company expects that depending upon the composition of its portfolio, debt-to-common equity ratio will be less than 2.0x.
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

The board of directors must approve any change in these investment guidelines.

Contractual Obligations and Commitments
The Company’s contractual obligations including expected interest payments as of June 30, 2018 are summarized as follows ($ in thousands):

	Less than 1 year (3)	1 to 3 years (3)	3 to 5 years (3)	More than 5 years (3)	Total
JPMorgan Facility (1)	$247,219	$814,126	$—	$—	$1,061,345
DB Repurchase Facility (1)	150,218	533,258	—	—	683,476
Goldman Facility (1)	9,524	222,530	—	—	232,054
CS Facility (1)	149,026	—	—		149,026
Convertible Senior Notes	281,062	32,775	363,906	—	677,743
Unfunded loan commitments (2)	414,919	402,164	1,012	—	818,095
Total	$1,251,968	$2,004,853	$364,918	$—	$3,621,739
———————

(1)	Based on the applicable benchmark rates as of June 30, 2018 on the floating rate debt for interest payments due.

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

Loan Commitments.    As of June 30, 2018, the Company had $818.1 million of unfunded loan commitments, comprised of $637.8 million related to its commercial mortgage loan portfolio, and $180.3 million related to its subordinate loan portfolio.
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

Non-GAAP Financial Measures

Operating Earnings
For the three and six months ended June 30, 2018, the Company’s Operating Earnings were $54.9 million, or $0.44 per share, and $102.7 million, or $0.87 per share, respectively. For the three and six months ended June 30, 2017, the Company’s Operating Earnings were $44.6 million, or $0.46 per share and $84.3 million, or $0.88 per share. Operating Earnings is a non-GAAP financial measure that is defined by the Company as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses) other than realized gains/(losses) related to interest income, (v) the non-cash amortization expense related to the reclassification of a portion of the convertible senior notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses and impairments. Beginning with the quarter ended September 30, 2016, the Company slightly modified its definition of Operating Earnings to include realized gains (losses) on currency swaps related to interest income on investments denominated in a currency other than U.S. dollars. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of the Company's independent directors.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings ($ in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$48,512	$26,925	$91,110	$64,739
Adjustments:
Equity-based compensation expense	4,014	3,461	7,356	7,252
Unrealized loss on securities	—	4,510	—	1,658
(Gain) loss on derivative instruments	(33,538)	7,389	(22,506)	10,434
Foreign currency (gain) loss, net	29,797	(6,958)	19,435	(10,284)
Amortization of the convertible senior notes related to equity reclassification	1,156	618	2,296	1,226
Loss from unconsolidated joint venture	—	3,305	—	2,847
Provision for loan losses and impairments	5,000	5,000	5,000	5,000
Realized gain from unconsolidated joint venture	—	346	—	346
Total adjustments:	6,429	17,671	11,581	18,479
Operating Earnings	$54,941	$44,596	$102,691	$83,218

Realized loss and costs from sale of CMBS	—	—	—	1,042
Operating Earnings excluding realized loss and costs from sale of CMBS	54,941	44,596	102,691	84,260
Basic and diluted Operating Earnings per share of common stock	$0.44	$0.46	$0.87	$0.88
Basic and diluted Operating Earnings excluding realized loss and costs from sale of CMBS per share of common stock	$0.44	$0.46	$0.87	$0.89
Basic weighted average shares of common stock outstanding	123,019,993	95,428,134	116,651,305	93,530,831
Diluted weighted average shares of common stock outstanding	124,629,317	96,796,289	118,281,153	94,907,762

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

The following table projects the impact on the Company's net interest income for the twelve-month period following June 30, 2018, assuming an immediate increase of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

		50 basis point increase
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)	Increase to net interest income (per Share) (1)
USD	$2,075,348	$10,377	$0.08
GBP	363,955	1,820	0.02
EUR	48,586	243	—
Total:	$2,487,889	$12,440	$0.10
———————
(1) Any such hypothetical impact on interest rates on the Company’s variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, the Company may take actions to further mitigate the Company’s exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure.
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
During the period ended June 30, 2018, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business.  On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No. 653251/2018) in New York Supreme Court.  The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project.  The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages.  The Company believes the claims are without merit and will vigorously defend the case.
On January 4, 2017, the United States Department of Justice served a Request for Information and Documents (the "Request") on the Company, in connection with a preliminary investigation into certain aspects of the Company's former residential real estate portfolio, which the Company acquired in connection with the merger of Apollo Residential Mortgage, Inc. with and into the Company and subsequently sold in 2016. The Request sought a range of information in connection with the residential real estate portfolio, including, among other things, information concerning policies, procedures, and practices related to advertising, marketing, identifying, or acquiring residential properties for sale or rent, and various data for all rental and sales contracts executed since January 1, 2012. The Company fully cooperated with the Department of Justice, and was advised, by a letter dated May 2, 2018, that the Department of Justice did not intend to take any further actions in this matter as it relates to the Company.
Item 1A. Risk Factors
See the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company’s risk factors during the six months ended June 30, 2018.

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

July 25, 2018

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)