Form 10-Q
period 2018-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2018-10-24
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
__________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of October 23, 2018, there were 133,853,565 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	September 30, 2018	December 31, 2017
Assets:
Cash	$99,188	$77,671
Commercial mortgage loans, net (includes $3,245,600 and $2,148,368 pledged as collateral under secured debt arrangements in 2018 and 2017, respectively)	3,723,550	2,653,826
Subordinate loans, net	1,104,496	1,025,932
Loan proceeds held by servicer	—	302,756
Other assets	31,894	28,420
Derivative assets, net	15,341	—
Total Assets	$4,974,469	$4,088,605
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $16,746 and $14,348 in 2018 and 2017, respectively)	$1,996,871	$1,330,847
Convertible senior notes, net	370,174	584,897
Derivative liabilities, net	—	5,644
Accounts payable, accrued expenses and other liabilities	79,538	70,906
Payable to related party	9,515	8,168
Total Liabilities	2,456,098	2,000,462
Commitments and Contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series B preferred stock, 6,770,393 shares issued and outstanding ($169,260 aggregate liquidation preference) in 2018 and 2017	68	68
Series C preferred stock, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference) in 2018 and 2017	69	69
Common stock, $0.01 par value, 450,000,000 shares authorized, 133,765,392 and 107,121,235 shares issued and outstanding in 2018 and 2017, respectively	1,338	1,071
Additional paid-in-capital	2,630,468	2,170,078
Accumulated deficit	(113,572)	(83,143)
Total Stockholders’ Equity	2,518,371	2,088,143
Total Liabilities and Stockholders’ Equity	$4,974,469	$4,088,605

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net interest income:
Interest income from commercial mortgage loans	$71,179	$41,203	$188,434	$112,690
Interest income from subordinate loans	37,308	47,268	105,236	121,298
Interest income from securities	—	2,625	—	13,379
Interest expense	(31,007)	(19,855)	(82,184)	(56,089)
Net interest income	77,480	71,241	211,486	191,278
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,048 and $11,404 in 2018 and $2,635 and $9,887 of equity-based compensation in 2017, respectively)	(5,843)	(4,629)	(16,493)	(15,587)
Management fees to related party	(9,515)	(8,309)	(26,620)	(23,484)
Total operating expenses	(15,358)	(12,938)	(43,113)	(39,071)
Loss from unconsolidated joint venture	—	—	—	(2,847)
Other income	427	359	973	710
Provision for loan losses and impairments	—	—	(5,000)	(5,000)
Realized loss on sale of assets	—	(4,076)	—	(5,118)
Unrealized gain on securities	—	13,488	—	11,830
Foreign currency gain (loss)	(4,050)	7,763	(23,574)	17,848
Loss on early extinguishment of debt	(2,573)	—	(2,573)	—
Gain (loss) on derivative instruments (includes unrealized gains (losses) of $5,045 and $20,986 in 2018 and $(7,302) and $(17,626) in 2017, respectively)	6,291	(7,481)	28,797	(17,916)
Net income	$62,217	$68,356	$166,996	$151,714
Preferred dividends	(6,836)	(11,148)	(20,505)	(29,768)
Net income available to common stockholders	$55,381	$57,208	$146,491	$121,946
Net income per share of common stock:
Basic	$0.42	$0.54	$1.19	$1.23
Diluted	$0.40	$0.54	$1.14	$1.23
Basic weighted average shares of common stock outstanding	129,188,343	105,446,704	120,876,240	97,546,437
Diluted weighted average shares of common stock outstanding	153,918,435	106,812,721	150,424,889	98,919,689
Dividend declared per share of common stock	$0.46	$0.46	$1.38	$1.38

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income available to common stockholders	$55,381	$57,208	$146,491	$121,946
Foreign currency translation adjustment	—	—	—	3,811
Comprehensive income	$55,381	$57,208	$146,491	$125,757

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2018	13,670,393	$137	107,121,235	$1,071	$2,170,078	$(83,143)	$2,088,143
Capital increase related to Equity Incentive Plan	—	—	374,580	5	6,672	—	6,677
Issuance of common stock	—	—	15,525,000	155	275,724	—	275,879
Exchange of convertible senior notes for common stock	—	—	10,744,577	107	178,459	—	178,566
Offering costs	—	—	—	—	(465)	—	(465)
Net income	—	—	—	—	—	166,996	166,996
Dividends declared on preferred stock	—	—	—	—	—	(20,505)	(20,505)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(176,920)	(176,920)
Balance at September 30, 2018	13,670,393	$137	133,765,392	$1,338	$2,630,468	$(113,572)	$2,518,371

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the nine months ended September 30,
	2018	2017
Cash flows (used in) provided by operating activities:
Net income	$166,996	$151,714
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(46,103)	(15,491)
Amortization of deferred financing costs	8,204	4,464
Equity-based compensation	6,672	7,551
Unrealized gain on securities	—	(11,830)
Provision for loan losses and impairment	5,000	5,000
Loss from unconsolidated joint venture	—	2,259
Foreign currency (gain) loss	22,162	(16,940)
Unrealized (gain) loss on derivative instruments	(20,986)	17,564
Loss on early extinguishment of debt	2,573	—
Realized loss on derivative instruments	—	289
Realized loss on sale of assets	—	5,118
Changes in operating assets and liabilities:
Proceeds received from PIK	75,652	—
Other assets	(8,476)	(28,893)
Accounts payable, accrued expenses and other liabilities	8,087	(8,623)
Payable to related party	1,347	1,295
Net cash (used in) provided by operating activities	221,128	113,477
Cash flows used in investing activities:
New funding of commercial mortgage loans	(1,382,440)	(505,323)
Add-on funding of commercial mortgage loans	(90,201)	(76,244)
New funding of subordinate loans	(207,683)	(365,500)
Add-on funding of subordinate loans	(84,852)	(110,003)
Proceeds and payments received on commercial mortgage loans	356,865	17,062
Proceeds and payments received on subordinate loans	463,524	221,478
Funding of derivative instruments	—	(201)
Origination and exit fees received on commercial mortgage and subordinate loans	32,473	13,047
Funding of unconsolidated joint venture	—	(726)
Funding of other assets	—	(1,379)
(Increase) decrease in collateral held related to derivative contracts	4,930	(14,262)
Payments and proceeds received on securities	—	288,781
Proceeds from sale of investments in unconsolidated joint venture	—	24,498
Net cash (used in) provided by investing activities	(907,384)	(508,772)
Cash flows from financing activities:
Proceeds from issuance of common stock	275,879	249,021
Redemption of preferred stock	—	(86,250)
Payment of offering costs	(199)	(359)
Proceeds from secured debt arrangements	1,623,186	866,548
Repayments of secured debt arrangements	(941,662)	(727,691)
Proceeds from issuance of convertible senior notes	—	227,700
Exchanges and conversions of convertible senior notes	(40,461)	—
Repayments of participations sold	—	(85,081)
Payment of deferred financing costs	(11,545)	(8,585)
Dividends on common stock	(176,920)	(136,404)
Dividends on preferred stock	(20,505)	(26,752)
Net cash (used in) provided by financing activities	707,773	272,147
Net increase (decrease) in cash and cash equivalents	21,517	(123,148)
Cash and restricted cash, beginning of period	77,671	263,453
Cash and restricted cash, end of period	$99,188	$140,305
Supplemental disclosure of cash flow information:
Interest paid	$77,219	$44,303
Supplemental disclosure of non-cash financing activities:
Exchange of convertible senior notes for common stock	$178,567	$—
Dividend declared, not yet paid	$68,536	$55,916
Offering costs payable	$265	$41

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Organization
Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company,” “ARI,” “we,” “us” and “our”) is a corporation that has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments. These asset classes are referred to as our target assets.
We were formed in Maryland on June 29, 2009, commenced operations on September 29, 2009 and are externally managed and advised by ACREFI Management, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, "Apollo").
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2009. To maintain our tax qualification as a REIT, we are required to distribute at least 90% of our taxable income, excluding net capital gains, to stockholders and meet certain other asset, income, and ownership tests.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant estimates include loan loss reserves and impairment. Actual results could differ from those estimates.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820 "Fair Value Measurement" by adding, eliminating, and modifying certain disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and requires application of the prospective method of transition. We are currently assessing the impact the guidance will have on our condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting" ("ASU 2018-07"). The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions in exchange for goods and services from nonemployees. These share-based payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be remeasured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019 and is applied retrospectively. We are currently assessing the impact the guidance will have on our condensed consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” ("ASU 2017-12"). The intention of ASU 2017-12 is to align an entity’s financial reporting for hedging activities with the economic objectives of those activities. Upon adoption of ASU 2017-12, the cumulative ineffectiveness previously recognized on existing cash flow and net investment hedges will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income (loss). We note that this guidance will not have a material impact on our condensed consolidated financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and is applied retrospectively.
In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” ("ASU 2016-18"). ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. We early adopted ASU 2016-18 on June 30, 2017, which changed our condensed consolidated statement of cash flows and related disclosures for all periods presented. The following is a reconciliation of our cash, cash equivalents, and restricted cash to the total presented in our condensed consolidated statement of cash flows for the nine months ended September 30, 2018 and September 30, 2017, respectively ($ in thousands):

	Balance at September 30, 2018	Balance at September 30, 2017
Cash	$99,188	$140,229
Restricted cash	—	76
Total cash and restricted cash shown in the condensed consolidated statement of cash flows	$99,188	$140,305

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326)" ("ASU 2016-13"). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we are currently evaluating the impact ASU 2016-13 will have on our condensed consolidated financial statements, we expect that the adoption will result in higher provisions for potential loan losses.
Note 3 – Fair Value Disclosure
GAAP establishes a hierarchy of valuation techniques based on the observability of the inputs utilized in measuring financial instruments at fair values. Market based, or observable inputs are the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy as noted in ASC 820 "Fair Value Measurements and Disclosures" are described below:
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
The estimated fair values of our derivative instruments are determined using a discounted cash flow analysis on the expected cash flows of each derivative. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts (or payments) that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected cash flows are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The fair values of foreign exchange forwards are determined by comparing the contracted forward exchange rate to the current market exchange rate.  The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying countries.  Our derivative instruments are classified as Level II in the fair value hierarchy.
The following table summarizes the levels in the fair value hierarchy into which our financial instruments were categorized as of September 30, 2018 and December 31, 2017 ($ in thousands):

	Fair Value as of September 30, 2018				Fair Value as of December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Derivative assets (liabilities), net	$—	$15,341	$—	$15,341	$—	$(5,644)	$—	$(5,644)
Note 4 – Securities

We previously held CMBS, which were all sold in 2017. During the three and nine months ended September 30, 2017, we sold CMBS (Fair Value Option) resulting in a net realized loss of $4.1 million and $5.1 million, respectively.

During the three and nine months ended September 30, 2017, CMBS (Held-to-Maturity) of $146.5 million was fully repaid. We did not hold any CMBS (Held-to-Maturity) during the three and nine months ended September 30, 2018.

During the three and nine months ended September 30, 2017, we recorded interest income from securities of $2.6 million and $13.4 million, respectively. For the three months ended September 30, 2017, there was no interest income from CMBS (Held-to-Maturity) and $2.6 million of interest income from CMBS (Fair Value Option). For the nine months ended September 30, 2017, there was $4.2 million of interest income from CMBS (Held-to-Maturity) and $9.2 million of interest income from CMBS (Fair Value Option).

To conform to the 2018 presentation of the condensed consolidated statement of cash flows, we reclassified (i) $146.5 million of payments received on securities, held-to-maturity, (ii) $128.9 million of proceeds from sale of securities, and (iii) $13.3 million of payments received on securities, and combined the line items into payments and proceeds received on securities.

Note 5 – Commercial Mortgage and Subordinate Loans, Net
Our loan portfolio was comprised of the following at September 30, 2018 and December 31, 2017 ($ in thousands):

Loan Type	September 30, 2018	December 31, 2017
Commercial mortgage loans, net	$3,723,550	$2,653,826
Subordinate loans, net	1,104,496	1,025,932
Total loans, net	$4,828,046	$3,679,758

Our loan portfolio consisted of 90% and 88% floating rate loans, based on amortized cost, as of September 30, 2018 and December 31, 2017, respectively.

Activity relating to our loan investment portfolio, for the nine months ended September 30, 2018, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss (2)	Carrying Value
December 31, 2017	$3,706,169	$(9,430)	$(16,981)	$3,679,758
New loan fundings	1,590,123	—	—	1,590,123
Add-on loan fundings (3)	175,053	—	—	175,053
Loan repayments	(601,041)	—	—	(601,041)

Unrealized gain (loss) on foreign currency translation	(35,412)	(21)	—	(35,433)
Provision for loan loss (2)	—	—	(5,000)	(5,000)
Deferred fees and other items (1)	—	(24,596)	—	(24,596)
PIK interest, amortization of fees and other items (1)	29,944	19,238	—	49,182
September 30, 2018	$4,864,836	$(14,809)	$(21,981)	$4,828,046
———————
(1) Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses.
(2) In addition to the $22.0 million provision for loan loss, we recorded an impairment of $3.0 million against an investment previously recorded under other assets on our condensed consolidated balance sheet.
(3) Represents fundings for loans closed prior to 2018.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	September 30, 2018	December 31, 2017
Number of loans	68	59
Principal balance	$4,864,836	$3,706,169
Carrying value	$4,828,046	$3,679,758
Unfunded loan commitments (1)	$884,178	$435,627
Weighted-average cash coupon (2)	8.2%	8.4%
  ———————

(1)
Unfunded loan commitments are primarily funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)	For floating rate loans, based on applicable benchmark rates as of the specified dates.

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2018		December 31, 2017
Property Type	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Hotel	$1,229,460	25.5%	$645,056	17.6%
Residential-for-sale: inventory (1)	602,826	12.5%	92,438	2.5%
Residential-for-sale: construction (1)	385,303	8.0%	349,739	9.5%
Urban Predevelopment	677,440	14.0%	654,736	17.8%
Office	520,926	10.8%	513,830	14.0%
Multifamily	450,017	9.3%	465,057	12.6%
Mixed Use	320,984	6.6%	354,640	9.6%
Healthcare	255,588	5.3%	173,870	4.7%
Retail Center	202,031	4.2%	198,913	5.4%
Other	151,471	3.1%	154,141	4.2%
Industrial	32,000	0.7%	77,338	2.1%
Total	$4,828,046	100.0%	$3,679,758	100.0%

(1)
To conform to the current period’s presentation, loans with a combined carrying value of $442.2 million classified as residential-for-sale as of December 31, 2017 were broken out into $349.8 million of residential-for-sale: construction and $92.4 million of residential-for-sale: inventory.

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2018		December 31, 2017
Geographic Location	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Manhattan, NY	$1,365,211	28.3%	$1,173,833	31.9%
Brooklyn, NY	332,372	6.9%	357,611	9.7%
Northeast	37,410	0.8%	100,536	2.7%
Midwest	800,196	16.6%	683,380	18.6%
Southeast	608,925	12.6%	531,582	14.4%
West	522,818	10.8%	227,024	6.2%
Mid Atlantic	213,881	4.4%	191,976	5.2%
Southwest	115,683	2.4%	33,615	0.9%
United Kingdom	706,342	14.6%	303,488	8.3%
Other International	125,208	2.6%	76,713	2.1%
Total	$4,828,046	100.0%	$3,679,758	100.0%

We assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio ("LTV"), debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:
1.    Very low risk
2.    Low risk
3. Moderate/average risk
4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or has been impaired

The following table allocates the carrying value of our loan portfolio based on our internal risk ratings at the dates indicated ($ in thousands):

	September 30, 2018			December 31, 2017
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—%	—	$—	—%
2	5	340,237	7%	5	399,326	10%
3	60	4,254,383	88%	51	3,034,358	83%
4	1	171,127	4%	1	168,208	5%
5	2	62,299	1%	2	77,866	2%
	68	$4,828,046	100%	59	$3,679,758	100%

We evaluate our loans for possible impairment on a quarterly basis. We regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such loan loss analysis is completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants. An allowance for loan loss is established when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan.
We recorded a $10.0 million loan loss provision and impairment against a commercial mortgage loan secured by a fully-built, for-sale residential condominium units located in Bethesda, MD. This was comprised of (i) $5.0 million loan loss recorded during the second quarter of 2018, and (ii) $2.0 million loan loss provision and $3.0 million of impairment recorded during the second quarter of 2017. The impairment was recorded on an investment previously recorded under other assets on our condensed consolidated balance sheet. The loan loss provision and impairment were based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $662 dollars per square foot across properties and 15%, respectively. Effective April 1, 2017, we ceased accruing all interest associated with the loan and accounts for the loan on a cost-recovery basis (all proceeds are applied towards the loan balance). As of September 30, 2018 and December 31, 2017, this loan was assigned a risk rating of 5.
During 2016, we recorded a loan loss provision of $10.0 million on a commercial mortgage loan and $5.0 million on a contiguous subordinate loan secured by a multifamily property located in Williston, ND. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were terminal capitalization rate and discount rate which were 11% and 10%, respectively. We ceased accruing interest associated with the loan and only recognize interest income upon receipt of cash. As of September 30, 2018 and December 31, 2017, this loan was assigned a risk rating of 5.
We evaluate modifications to our loan portfolio to determine if the modifications constitute a troubled debt restructuring ("TDR"), under ASC Topic 310, “Receivables." During the second quarter of 2018, we determined that a modification of one commercial mortgage loan with a principal balance of $169.0 million constituted a TDR as the interest rate spread was reduced from 5.5% over LIBOR to 3.0% over LIBOR. As of September 30, 2018 and December 31, 2017, this loan was assigned a risk rating of 4. The entity that we are a part of and owns the underlying property was deemed to be a variable interest entity ("VIE") and it was determined that we are not the primary beneficiary of that VIE.
During the three months ended September 30, 2018, we sold a $75.0 million ($17.7 million funded) subordinate position of our $265.0 million loans for the construction of an office campus in Renton, Washington. As of September 30, 2018, our exposure to the property is limited to a $190.0 million ($65.5 million funded) mortgage loan. This transaction was evaluated under ASC 860 - Transfers and Servicing and we determined that it qualifies as a sale and accounted for as such.
As of September 30, 2018 and December 31, 2017, the aggregate loan loss provision was $17.0 million and $5.0 million for commercial mortgage loans and subordinate loans, respectively.
We recognized payment-in-kind ("PIK") interest of $10.2 million and $29.9 million for the three and nine months ended September 30, 2018, respectively, and $5.3 million and $19.3 million for the three and nine months ended September 30, 2017, respectively.
We recognized pre-payment penalties and accelerated fees of $0.2 million and $1.8 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, we recognized pre-payment penalties of $3.6 million and $4.0 million, respectively.
Note 6 – Loan Proceeds Held by Servicer
Loan proceeds held by servicer represents principal payments held by our third-party loan servicer as of the balance sheet date which were remitted to us subsequent to the balance sheet date. Loan proceeds held by servicer was $302.8 million as of December 31, 2017. There were no loan proceeds held by servicer as of September 30, 2018.

Note 7 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	September 30, 2018	December 31, 2017
Interest receivable	$31,255	$23,101
Collateral deposited under derivative agreements	—	4,930
Other	639	389
Total	$31,894	$28,420

Note 8 – Secured Debt Arrangements, Net
At September 30, 2018 and December 31, 2017, our borrowings had the following secured debt arrangements, maturities and weighted average interest rates ($ in thousands):

	September 30, 2018 (2)			December 31, 2017
	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted Average Rate
JPMorgan Facility (USD)	$1,332,450	$950,635	June 2021	$1,393,000	$944,529	March 2020	USD L + 2.30%
JPMorgan Facility (GBP)	49,550	49,550	June 2021	N/A	N/A	N/A	N/A
DB Repurchase Facility (USD)	900,905	389,525	March 2021	472,090	225,367	March 2020	USD L + 2.56%
DB Repurchase Facility (GBP)	154,095	154,095	March 2021	93,919	93,919	March 2020	GBP L + 2.60%
Goldman Facility	300,000	205,982	November 2020	331,130	81,380	November 2020	USD L + 2.73%
CS Facility (USD)	69,941	69,941	March 2019	N/A	N/A	N/A	N/A
CS Facility (GBP)	143,993	143,993	March 2019	N/A	N/A	N/A	N/A
HSBC Facility (GBP)	49,896	49,896	September 2019	N/A	N/A	N/A	N/A
Sub-total	3,000,830	2,013,617		2,290,139	1,345,195
less: deferred financing costs	N/A	(16,746)		N/A	(14,348)		N/A
Total / Weighted Average	$3,000,830	$1,996,871		$2,290,139	$1,330,847		USD L + 2.37% /
							GBP L + 2.60%
———————
(1) Maturity date assumes extensions at our option are exercised.
(2) Weighted average rate as of September 30, 2018 was USD L + 2.26% / GBP L + 2.27%.

JPMorgan Facility
In May 2017, through two indirect wholly-owned subsidiaries, we entered into the Fifth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association (as amended, the "JPMorgan Facility"). The JPMorgan Facility provides for maximum total borrowing capacity of $1.4 billion, comprised of a $1.25 billion repurchase facility and a $132.0 million asset specific financing and enables us to elect to receive advances in either U.S. dollars, British pounds ("GBP"), or Euros ("EUR"). The repurchase facility matures in June 2020, plus a one-year extension available at our option, subject to certain conditions. The asset specific financing matures in February 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of September 30, 2018, we had $1.0 billion (including £38.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Repurchase Facility
In April 2018, through an indirect wholly-owned subsidiary, we entered into a Second Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch (as amended, the "DB Repurchase Facility"), which was upsized in September 2018, and provides for advances of up to $1.0 billion for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in either U.S. dollars, British pounds, or Euros. Additionally, we have a $55.0 million of asset specific financing with Deutsche Bank in connection with financing a first mortgage loan secured by real estate. The repurchase facility matures in March 2020, plus a one-year extension available at our option, subject to certain conditions. The asset specific financing matures in August 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of September 30, 2018, we had $543.6 million (including £118.3 million assuming conversion into U.S. dollars) of borrowings outstanding under the DB Repurchase Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA (the "Goldman Facility"), which provides for advances of up to $300.0 million and matures in November 2019, plus a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of the seller under the Goldman Facility.
As of September 30, 2018, we had total borrowings of $206.0 million of borrowings outstanding under the Goldman Facility.
CS Facility - USD
In July 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd (the "CS Facility - USD"), which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - USD matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of September 30, 2018, we had total borrowings of $69.9 million of borrowings outstanding under the CS Facility - USD secured by one of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd (the "CS Facility - GBP"), which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - GBP matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of September 30, 2018, we had total borrowings of $144.0 million (£110.5 million assuming conversion into U.S. dollars) of borrowings outstanding under the CS Facility - GBP secured by one of our commercial mortgage loans.
HSBC Facility
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc (the "HSBC Facility"), which provides for a single asset financing. The facility matures in September 2019 and unless terminated by either party, automatically extends for further periods prior to maturity. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of September 30, 2018, we had total borrowings of $49.9 million (£38.3 million assuming conversion into U.S. dollars) of borrowings outstanding under the HSBC Facility secured by one of our commercial mortgage loans.

At September 30, 2018, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year (1)	1 to 3 years (1)	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$334,884	$665,301	$—	$—	$1,000,185
DB Repurchase Facility	177,164	366,456	—	—	543,620
Goldman Facility	—	205,982	—	—	205,982
CS Facility - USD	69,941	—	—	—	69,941
CS Facility - GBP	143,993	—	—	—	143,993
HSBC Facility	49,896	—	—	—	49,896
Total	$775,878	$1,237,739	$—	$—	$2,013,617
———————
(1) Assumes underlying assets are financed through the fully extended maturity date of the facility.

The table below summarizes the outstanding balances at September 30, 2018, as well as the maximum and average month-end balances for the nine months ended September 30, 2018 for our borrowings under secured debt arrangements ($ in thousands).

			For the nine months ended September 30, 2018
	Balance at September 30, 2018	Amortized Cost of collateral at September 30, 2018	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,000,185	$1,621,477	$1,000,854	$910,138
DB Repurchase Facility	543,620	955,460	707,405	511,259
Goldman Facility	205,982	278,490	236,764	159,010
CS Facility - USD	69,941	99,013	69,941	69,941
CS Facility - GBP	143,993	220,397	145,937	144,540
HSBC Facility	49,896	70,763	49,896	49,896
Total	$2,013,617	$3,245,600

We were in compliance with the covenants under each of our secured debt arrangements at September 30, 2018 and December 31, 2017.
Note 9 – Convertible Senior Notes, Net
In two separate offerings during 2014, we issued an aggregate principal amount of $254.8 million of 5.50% Convertible Senior Notes due 2019 (the "2019 Notes"), for which we received aggregate net proceeds of approximately $248.6 million, after deducting the underwriting discount and estimated offering expenses payable by us.
During the three months ended September 30, 2018, we exchanged or converted $218.8 million in aggregate principal of the 2019 Notes as follows:
(i) on August 2, 2018, we entered into privately negotiated exchange agreements with a limited number of holders of the 2019 Notes pursuant to which we exchanged $206.2 million of the 2019 Notes for an aggregate of (a) 10,020,328 newly issued shares of our common stock, and (b) $39.3 million in cash. We recorded $166.0 million of additional paid-in-capital in the condensed consolidated statement of changes in stockholders' equity in connection with these transactions,
(ii) certain holders elected to convert $12.6 million of the 2019 Notes through multiple transactions for an aggregate of (a) 724,250 newly issued shares of our common stock, and (b) $0.2 million in cash. We recorded $12.4 million of additional paid-in-capital in the condensed consolidated statement of changes in stockholders' equity in connection with these transactions.
During the three and nine months ended September 30, 2018, in connection with the exchanges and conversions of the

2019 Notes, we recorded a loss on early extinguishment of debt of $2.6 million, which includes fees and accelerated amortization of capitalized costs. There was no such loss during the three and nine months ended September 30, 2017.
At September 30, 2018, the outstanding 2019 Notes had a carrying value of $35.5 million and an unamortized discount of $0.5 million.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes," and together with the 2019 Notes, the "Notes"), for which we received aggregate net proceeds of approximately $337.5 million, after deducting the underwriting discount and estimated offering expenses. At September 30, 2018, the 2022 Notes had a carrying value of $334.7 million and an unamortized discount of $10.3 million.
The following table summarizes the terms of the Notes ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2019 Notes	$35,932	5.50%	6.50%	58.0421	3/15/2019	0.45 years
2022 Notes	345,000	4.75%	5.61%	50.2260	8/23/2022	3.90 years
Total	$380,932
———————

(1)	Effective rate includes the effect of the adjustment for the conversion option (See endnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

(2)
We have the option to settle any conversions in cash, shares of common stock or a combination thereof.  The conversion rate represents the number of shares of common stock issuable per one thousand principal amount of the Notes converted, and includes adjustments relating to cash dividend payments made by us to stockholders that have been deferred and carried-forward in accordance with, and are not yet required to be made pursuant to, the terms of the applicable supplemental indenture.

We may not redeem the Notes prior to maturity except in limited circumstances. The closing price of our common stock on September 30, 2018 of $18.87 was greater than the per share conversion price of the 2019 Notes and less than the per share conversion price of the 2022 Notes. As of September 30, 2018, we no longer assert our intent to fully settle the principal amount of the Notes in cash.
In accordance with ASC 470 - Debt, the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates.  As a result, we attributed approximately $22.4 million of the proceeds to the equity component of the Notes ($11.4 million to the 2019 Notes and $11.0 million to the 2022 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2018. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $5.5 million and $20.7 million for the three and nine months ended September 30, 2018, respectively, as compared to approximately $4.7 million and $11.7 million for the three and nine months ended September 30, 2017, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $1.2 million and $4.9 million for the three and nine months ended September 30, 2018, respectively, as compared to approximately $1.2 million and $3.0 million for the three and nine months ended September 30, 2017, respectively.
Note 10 – Derivatives, Net
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars.
We have entered into a series of forward contracts to sell an amount of foreign currency (British pound and Euro) for an agreed upon amount of U.S. dollars at various dates through November 2020. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.

The following table summarizes our non-designated foreign exchange (“Fx”) forwards as of September 30, 2018:

Type of Derivative	September 30, 2018
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity
Fx Contracts - GBP	35	274,309	GBP	October 2018 - November 2020
Fx Contracts - EUR	1	42,247	EUR	October 2018

The following table summarizes our non-designated Fx forwards as of December 31, 2017:

Type of Derivative	December 31, 2017
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity
Fx Contracts - GBP	24	177,077	GBP	January 2018- November 2020

We have not designated any of our derivative instruments as hedges as defined in ASC 815 "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to our derivatives for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2018	2017	2018	2017
Forward currency contracts	Gain (loss) on derivative instruments - unrealized	$5,046	$(7,308)	$20,987	$(17,629)
Forward currency contracts	Gain (loss) on derivative instruments - realized	1,246	(179)	7,811	(290)
Interest rate caps(1)	Gain (loss) on derivative instruments - unrealized	(1)	6	(1)	3
Total		$6,291	$(7,481)	$28,797	$(17,916)
———————

(1)	With a notional amount of $36.2 million and $41.5 million at September 30, 2018, and 2017, respectively.
The following table summarizes the gross asset and liability amounts related to our derivatives at September 30, 2018 and December 31, 2017 ($ in thousands).

	September 30, 2018			December 31, 2017
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet
Interest rate caps	$1	$—	$1	$—	$1	$1
Forward currency contracts	15,708	(368)	15,340	(5,645)	—	(5,645)
Total derivative instruments	$15,709	$(368)	$15,341	$(5,645)	$1	$(5,644)

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	September 30, 2018	December 31, 2017
Accrued dividends payable	$68,544	$56,576
Accrued interest payable	6,540	12,796
Accounts payable and other liabilities	4,454	1,534
Total	$79,538	$70,906

Note 12 – Related Party Transactions
Management Agreement
In connection with our initial public offering in September 2009, we entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and its compensation for those services. The Manager is responsible for managing our day-to-day operations, subject to the direction and oversight of our board of directors.
Pursuant to the terms of the Management Agreement, the Manager is paid a base management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.
The current term of the Management Agreement was renewed during the period and expires on September 29, 2019 and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by our independent directors in February 2018, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.
We incurred approximately $9.5 million and $26.6 million in base management fees under the Management Agreement for the three and nine months ended September 30, 2018, respectively, as compared to approximately $8.3 million and $23.5 million for the three and nine months ended September 30, 2017, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us.
For the three and nine months ended September 30, 2018, we paid expenses totaling $0.6 million and $1.8 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. For the three and nine months ended September 30, 2017, we paid expenses totaling $0.1 million and $0.2 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the condensed consolidated balance sheet at September 30, 2018 and December 31, 2017 are approximately $9.5 million and $8.2 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
Unconsolidated Joint Venture
In September 2014, through a wholly owned subsidiary, we acquired a 59% ownership interest in Champ Limited Partnership ("Champ LP") following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in Bremer Kreditbank AG ("BKB"). In May 2017, we sold our remaining ownership interest in Champ LP, to unaffiliated third parties. As such, in 2018 we no longer held any interest in Champ LP.
Loans receivable
In June, 2017, we increased our outstanding loan commitment through the acquisition of an additional $25.0 million of interests in an existing subordinate loan from a fund managed by an affiliate of the Manager, increasing our total outstanding loan commitment to $100.0 million. Furthermore, in September 2017 we funded an additional $25.0 million to acquire a portion of the same pre-development subordinate loan from a fund managed by an affiliate of the Manager, increasing our total outstanding loan commitment to $125.0 million. In May 2018, we increased our outstanding principal balance through the acquisition of an additional $28.2 million interest in the same subordinate loan from a fund managed by an affiliate of the Manager. The pre-development subordinate loan is for the construction of a residential condominium building in New York, New York and is part of a $300.0 million subordinate loan.
In June, 2018, we increased our outstanding loan commitment through the acquisition of £4.8 million ($6.4 million assuming conversion into U.S. dollars) pari-passu interest in an existing subordinate loan from a fund managed by an affiliate of the Manager. The subordinate loan is secured by a healthcare portfolio located in the United Kingdom.
Note 13 – Share-Based Payments
On September 23, 2009, our board of directors approved the Apollo Commercial Real Estate Finance, Inc., 2009 Equity Incentive Plan (as amended from time to time, the “LTIP”). The LTIP provides for grants of restricted common stock, restricted stock units (“RSUs”) and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors (the “Compensation Committee”) and all grants under the LTIP must be approved by the Compensation Committee.
We recognized stock-based compensation expense of $4.0 million and $11.4 million for the three and nine months ended September 30, 2018, respectively, related to restricted stock and RSU vesting, as compared to $2.6 million and $9.9 million for the three and nine months ended September 30, 2017, respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the nine months ended September 30, 2018:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in thousands)
Outstanding at December 31, 2017	105,561	1,632,746
Grant	28,070	7,100	634
Vested	(24,840)	(807)	N/A
Forfeiture	—	(44,739)	N/A
Outstanding at September 30, 2018	108,791	1,594,300

Below is a summary of restricted stock and RSU vesting dates as of September 30, 2018:

Vesting Year	Restricted Stock	RSU	Total Awards
2018	43,094	738,581	781,675
2019	60,803	557,394	618,197
2020	4,894	295,957	300,851
2021	—	2,368	2,368
Total	108,791	1,594,300	1,703,091

At September 30, 2018, we had unrecognized compensation expense of approximately $1.1 million and $19.6 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the three and nine months ended September 30, 2018, we delivered 514 and 346,510 shares of common stock for 807 and 604,484 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $4.7 million for the nine months ended September 30, 2018, and is included as a reduction of capital related to our equity incentive plan in the condensed consolidated statement of changes in stockholders' equity. There was no adjustment for the three months ended September 30, 2018.
Note 14 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2018, 133,765,392 shares of common stock were issued and outstanding, 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") were issued and outstanding and 6,900,000 shares of 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") were issued and outstanding.
Dividends. During 2018, we declared the following dividends:

	Three months ended
Dividend declared per share of:	September 30, 2018	June 30, 2018	March 31, 2018
Common Stock	$0.46	$0.46	$0.46
Series B Preferred Stock	0.50	0.50	0.50
Series C Preferred Stock	0.50	0.50	0.50
Common Stock Offerings. During the first quarter of 2018, we completed a follow-on public offering of 15,525,000 shares of our common stock, at a price of $17.77 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $275.9 million after deducting the underwriting discount and estimated offering expenses.
During the third quarter of 2018, we issued 10,744,577 shares of our common stock related to exchanges and conversions of the 2019 Notes. Refer to "Note 9 - Convertible Senior Notes, Net" for a further discussion on the exchanges and conversions of the 2019 Notes.
Note 15 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No. 653251/2018) in New York Supreme Court.  The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project.  The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants moved to dismiss the complaint on August 17, 2018, and the motion was fully briefed in October 2018. Oral argument is scheduled for February 2019.  We believe the claims are without merit and plan to vigorously defend the case.

On January 4, 2017, the United States Department of Justice served a Request for Information and Documents (the
“Request”) on the Company, in connection with a preliminary investigation into certain aspects of our former residential real estate portfolio, which we acquired in connection with the merger of Apollo Residential Mortgage, Inc. with and into the Company and subsequently sold in 2016. The Request sought a range of information in connection with the residential real estate portfolio, including, among other things, information concerning policies, procedures, and practices related to advertising, marketing, identifying, or acquiring residential properties for sale or rent, and various data for all rental and sales contracts executed since January 1, 2012. We fully cooperated with the Department of Justice, and were advised, by a letter dated May 2, 2018, that the Department of Justice did not intend to take any further actions in this matter as it relates to us.
Loan Commitments. As described in "Note 5 - Commercial Mortgage and Subordinate Loans, Net," at September 30, 2018, we had $884.2 million of unfunded commitments related to our commercial mortgage and subordinate loan portfolios.

Note 16 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on the condensed consolidated balance sheet at September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash	$99,188	$99,188	$77,671	$77,671
Commercial first mortgage loans, net	3,723,550	3,720,475	2,653,826	2,657,262
Subordinate loans, net	1,104,496	1,098,632	1,025,932	1,029,390
Secured debt arrangements	(2,013,617)	(2,013,617)	(1,345,195)	(1,345,195)
2019 Notes	(35,477)	(39,660)	(251,935)	(267,506)
2022 Notes	(334,697)	(345,863)	(332,962)	(350,175)
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
Note 17 – Net Income per Share
ASC 260 "Earnings per share" requires the use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.
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

The table below presents the computation of basic and diluted net income per share of common stock for the three and nine months ended September 30, 2018 and 2017 ($ in thousands except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Basic Earnings
Net income	$62,217	$68,356	$166,996	$151,714
Less: Preferred dividends	(6,836)	(11,148)	(20,505)	(29,768)
Net income available to common stockholders	$55,381	$57,208	$146,491	$121,946
Less: Dividends on participating securities	(733)	(620)	(2,215)	(1,884)
Basic Earnings	$54,648	$56,588	$144,276	$120,062

Diluted Earnings
Net income	$62,217	$68,356	$166,996	$151,714
Less: Preferred dividends	(6,836)	(11,148)	(20,505)	(29,768)
Net income available to common stockholders	$55,381	$57,208	$146,491	$121,946
Add: Interest expense on Notes	6,746	N/A	25,607	N/A
Diluted Earnings	$62,127	$57,208	$172,098	$121,946

Number of Shares:
Basic weighted average shares of common stock outstanding	129,188,343	105,446,704	120,876,240	97,546,437
Diluted weighted average shares of common stock outstanding	153,918,435	106,812,721	150,424,889	98,919,689

Earnings Per Share Attributable to common stockholders
Basic	$0.42	$0.54	$1.19	$1.23
Diluted	$0.40	$0.54	$1.14	$1.23
Prior to the three months ended September 30, 2018, we asserted our intent and ability to settle the principal amount of the Notes in cash and, as a result, the Notes did not have any impact on our diluted earnings per share. As of September 30, 2018, we no longer assert our intent to fully settle the principal amount of the Notes in cash upon conversion. Accordingly, the dilutive effect to earnings per share for the current year periods is determined using the "if-converted" method whereby interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and nine months ended September 30, 2018, 24,730,092 and 29,548,649 weighted average potentially issuable shares from the Notes, respectively, were included in the dilutive earnings per share denominator. Refer to "Note 9 - Convertible Senior Notes, Net" for further discussion.
For the three and nine months ended September 30, 2018, 1,593,070 and 1,617,398 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2017, 1,366,017 and 1,373,252 weighted average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
Note 18 – Subsequent Events
Investment activity.  Subsequent to the end of the quarter, we committed capital of $387.0 million, $273.2 million of which was funded at closing, of first mortgage loans.
In addition, we funded approximately $23.9 million for loans closed prior to the quarter.
Loan Repayments. Subsequent to the end of the quarter, we received approximately $180.9 million from loan repayments.
On October 5, 2018, we completed a public offering of $230.0 million aggregate principal amount of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes"), which included $30.0 million due to underwriters’ exercise in full of their option to purchase additional 2023 Notes. The public offering generated net proceeds of approximately $223.7 million, after deducting the underwriting discount and offering expenses. The 2023 Notes bear interest at a rate of 5.375% per annum. The conversion rate is initially equal to 48.7187 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $20.53 per share of common stock, representing an approximate 10%

conversion premium to the closing price of our common stock of $18.66 per share on October 2, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION

We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of
1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a REIT for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended; the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a Maryland corporation and have elected to be taxed as a REIT for U.S. federal income tax purposes. We primarily originate, acquire, invest in and manage performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments. These asset classes are referred to as our target assets.
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value-oriented investment approach in private equity, credit and real estate with assets under management of approximately $269.5 billion as of June 30, 2018.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.

Market Overview

Based on the current market dynamics, including significant upcoming commercial real estate debt maturities, we believe there remains compelling opportunities for us to invest capital in our target assets at attractive risk adjusted returns. We continue to focus on underlying real estate value, and transactions that benefit from our ability to execute complex and sophisticated transactions.
We believe the challenges faced by conduit lenders and the general uncertainty around value and pricing could create attractive risk adjusted investment opportunities for us. As a result, we expect to continue to see opportunities to originate first mortgage and subordinate financings in transactions which benefit from our ability to source, structure and execute complex transactions.
Critical Accounting Policies

A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates.” There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 14, 2018.
Results of Operations
All non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Investments
The following table sets forth certain information regarding our commercial real estate debt portfolio as of September 30, 2018 ($ in thousands):

Description	Amortized Cost	Weighted Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$3,723,550	7.0%	7.8%	$2,013,617	4.2%	$1,709,933
Subordinate loans, net	1,104,496	12.2%	13.6%	—	—	1,104,496
Total/Weighted Average	$4,828,046	8.2%	9.2%	$2,013,617	4.2%	$2,814,429
———————

(1)	Weighted-Average Coupon and Weighted Average All-in-Yield are based on the applicable benchmark rates as of September 30, 2018 on the floating rate loans.

(2)	Weighted-Average All-in-Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees.

(3)	Gross of deferred financing costs of $16.7 million.

(4)	Represents loan portfolio at amortized cost less secured debt outstanding.
Loan Portfolio Overview
The following table provides details of our commercial mortgage and subordinate loan portfolios, on a loan-by-loan basis, as of September 30, 2018 ($ in millions):

Commercial Mortgage Loan Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
Urban Predevelopment	3	01/2016	$222	—		07/2019	Miami, FL
Residential-for-sale: inventory	3	03/2018	220	—		03/2021	London, UK
Hotel	3	09/2016	215	—		08/2021	Manhattan, NY
Urban Predevelopment	3	04/2017	182	—		03/2019	London, UK
Office	3	11/2017	174	—		01/2023	Chicago, IL
Retail Center	4	11/2014	171	—		09/2020	Cincinnati, OH
Hotel	3	04/2018	151	2		04/2023	Honolulu, HI
Urban Predevelopment	3	03/2017	143	—		07/2020	Brooklyn, NY
Hotel (1)	3	09/2015	140	—		06/2023	Manhattan, NY
Hotel	3	05/2018	139	—		06/2023	Miami, FL

Mixed Use	3	09/2016	133	—		10/2020	Chicago, IL
Mixed Use	2	07/2017	125	—		06/2019	Manhattan, NY
Office	3	11/2017	122	126	Y	12/2022	Manhattan, NY
Residential-for-sale: inventory	3	06/2018	99	—		06/2020	Manhattan, NY
Hotel	3	07/2018	86	—		08/2021	Detroit, MI
Multifamily	3	04/2014	80	—		07/2023	Various
Other	2	10/2016	80	—		08/2019	Manassas, VA
Residential-for-sale: inventory	3	05/2018	77	2		06/2020	Brooklyn, NY
Hotel	2	03/2017	77	—		03/2022	Atlanta, GA
Office	3	12/2017	75	58		03/2022	London, UK
Residential-for-sale: inventory	3	06/2018	71	—		06/2020	London, UK
Urban Predevelopment	3	07/2017	68	11		04/2019	London, UK
Multifamily	3	10/2017	67	—		11/2021	Brooklyn, NY
Urban Predevelopment	3	12/2016	63	18		12/2020	Los Angeles, CA
Office	3	01/2018	63	125	Y	01/2022	Renton, WA
Hotel	3	04/2018	63	—		05/2023	Scottsdale, AZ
Hotel	3	12/2017	63	27	Y	12/2022	Manhattan, NY
Hotel	2	01/2017	60	—		01/2022	Miami, FL
Multifamily	3	11/2014	59	—		11/2021	Various
Office	3	03/2018	59	28		04/2023	Chicago, IL
Residential-for-sale: inventory	3	05/2018	50	—		04/2021	Manhattan, NY
Multifamily	3	05/2016	46	6		06/2019	Brooklyn, NY
Multifamily	3	10/2017	43	—		10/2022	London, UK
Hotel	3	12/2015	42	2		12/2020	St. Thomas, USVI
Multifamily	3	12/2017	40	—		01/2020	Manhattan, NY
Hotel	3	02/2018	38	—		03/2023	Pittsburgh, PA
Multifamily (3)	5	11/2014	34	—		11/2019	Williston, ND
Retail Center	3	02/2017	31	—		10/2018	Miami, FL
Residential-for-sale: inventory (3)	5	02/2014	28	—		04/2019	Bethesda, MD
Residential-for-sale: construction	3	01/2018	16	63	Y	01/2023	Manhattan, NY
Mixed Use	3	07/2017	14	—		02/2019	Manhattan, NY
Residential-for-sale: construction	2	03/2018	(1)	115	Y	03/2023	San Francisco, CA
Office	3	08/2018	(2)	201	Y	12/2022	London, UK
Commercial mortgage loans			$3,724	$783	7%	2.6 Years

Subordinate Loan Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
Residential-for-sale: construction (2)	3	06/2015	$177	—	Y	07/2020	Manhattan, NY
Healthcare	3	10/2016	112	—		10/2021	Various
Healthcare	3	06/2018	95	—		05/2019	Various
Residential-for-sale: construction	3	02/2016	78	—	Y	02/2021	Manhattan, NY
Other	3	09/2017	72	—		09/2022	Various
Multifamily	3	10/2015	61	2		07/2019	Manhattan, NY

Residential-for-sale: construction	3	12/2017	58	—	Y	04/2023	Los Angeles, CA
Healthcare	3	01/2015	49	—		12/2019	Various
Hotel	3	06/2018	48	—		02/2023	Various
Mixed Use	3	01/2017	42	—		02/2027	Cleveland, OH
Residential-for-sale: construction (2)	3	11/2017	39	—	Y	07/2020	Manhattan, NY
Residential-for-sale: inventory	3	10/2016	34	—		10/2020	Manhattan, NY
Industrial	3	05/2013	32	—		05/2023	Various
Hotel	3	06/2015	25	—		07/2025	Phoenix, AZ
Residential-for-sale: inventory	3	06/2017	24	—		12/2020	Manhattan, NY
Multifamily	3	05/2018	21	—		05/2028	Cleveland, OH
Hotel	3	06/2015	20	—		07/2019	Washington, DC
Hotel	3	02/2015	20	—		01/2020	Burbank, CA
Hotel	3	06/2018	20	—		06/2023	Las Vegas, NV
Residential-for-sale: construction	3	12/2017	19	90	Y	06/2022	Manhattan, NY
Hotel (1)	3	09/2015	15	9		06/2023	Manhattan, NY
Office	3	07/2013	14	—		07/2022	Manhattan, NY
Office	3	09/2012	9	—		10/2022	Kansas City, MO
Hotel	3	05/2017	8	—		06/2027	Anaheim, CA
Office	3	08/2017	8	—		09/2024	Troy, MI
Mixed Use	3	07/2012	7	—		08/2022	Chapel Hill, NC
Sub total- Subordinate loans			$1,104	$101	34%	3.0 Years

Total Loan Portfolio			$4,828	$884	13%	2.7 Years
———————
(1) Both loans are secured by the same property.
(2) Both loans are secured by the same property.
(3) Amortized cost for these loans is net of the recorded provisions for loan losses and impairments.

Our average asset and debt balances for the nine months ended September 30, 2018, were ($ in thousands):

	Average month-end balances for the nine months ended September 30, 2018
Description	Assets	Related debt
Commercial mortgage loans, net	$3,342,537	$1,844,784
Subordinate loans, net	1,060,957	—
Investment Activity
During the nine months ended September 30, 2018, we committed $2.2 billion of capital to loans ($1.6 billion of which was funded during the nine months ended September 30, 2018). In addition, during the nine months ended September 30, 2018, we funded $175.1 million for loans closed prior to 2018, and received $601 million in repayments.

Net Income Available to Common Stockholders
For the three months ended September 30, 2018 and September 30, 2017, respectively, our net income available to common stockholders was $55.4 million, or $0.40 per diluted share of common stock, and $57.2 million, or $0.54 per diluted share of common stock. For the nine months ended September 30, 2018 and September 30, 2017, respectively, our net income available to common stockholders was $146.5 million, or $1.14 per diluted share of common stock, and $121.9 million, or $1.23 per diluted share of common stock.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands):

	Three months ended September 30,		2018 vs. 2017	Nine months ended September 30,		2018 vs. 2017
	2018	2017		2018	2017
Net interest income:
Interest income from commercial mortgage loans	$71,179	$41,203	$29,976	$188,434	$112,690	$75,744
Interest income from subordinate loans	37,308	47,268	(9,960)	105,236	121,298	(16,062)
Interest income from securities	—	2,625	(2,625)	—	13,379	(13,379)
Interest expense	(31,007)	(19,855)	(11,152)	(82,184)	(56,089)	(26,095)
Net interest income	77,480	71,241	6,239	211,486	191,278	20,208
Operating expenses:
General and administrative expenses	(5,843)	(4,629)	(1,214)	(16,493)	(15,587)	(906)
Management fees to related party	(9,515)	(8,309)	(1,206)	(26,620)	(23,484)	(3,136)
Total operating expenses	(15,358)	(12,938)	(2,420)	(43,113)	(39,071)	(4,042)
Loss from unconsolidated joint venture	—	—	—	—	(2,847)	2,847
Other income	427	359	68	973	710	263
Provision for loan losses and impairments	—	—	—	(5,000)	(5,000)	—
Realized loss on sale of assets	—	(4,076)	4,076	—	(5,118)	5,118
Unrealized gain on securities	—	13,488	(13,488)	—	11,830	(11,830)
Foreign currency gain (loss)	(4,050)	7,763	(11,813)	(23,574)	17,848	(41,422)
Loss on early extinguishment of debt	(2,573)	—	(2,573)	(2,573)	—	(2,573)
Gain (loss) on derivative instruments	6,291	(7,481)	13,772	28,797	(17,916)	46,713
Net income	$62,217	$68,356	$(6,139)	$166,996	$151,714	$15,282

Net Interest Income

Net interest income increased by $6.2 million and $20.2 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increase was primarily due to (i) a net increase in the principal balance of our loan portfolio, by $1.3 billion, partially offset by a decrease in the principal balance of our securities by $222.5 million, and (ii) a 0.92% and 0.90% increase in average one-month LIBOR for the three and nine months ended September 30, 2018 compared to September 30, 2017, respectively. This was offset by (i) an increase in interest expense due to an increase in our net debt balance of $620.3 million as of September 30, 2018 compared to September 30, 2017, and (ii) the increase in average one-month LIBOR discussed above.
We recognized pre-payment penalties and accelerated fees of $0.2 million and $1.8 million for the three and nine months ended September 30, 2018 and $3.6 million and $4.0 million for the three and nine months ended September 30, 2017.
Operating Expenses
General and administrative expenses
General and administrative expenses increased by $1.2 million for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily driven by an increase of $1.4 million of non-cash restricted stock and RSU amortization related to shares of common stock awarded under our long-term incentive plan offset by a $0.2 million decrease in general operating expenses.
General and administrative expenses increased by $0.9 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily driven by an increase of $1.5 million of non-cash restricted stock and RSU amortization related to shares of common stock awarded under our long-term incentive plan offset by a $0.6 million decrease in general operating expenses.

Management fees to related party
Management fee expense increased by $1.2 million and $3.1 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increase is primarily attributable to an increase in our stockholders’ equity (as defined in the Management Agreement) as a result of us completing follow-on public offerings of 13,800,000 and 15,525,000 shares of our common stock in June 2017 and March 2018, respectively. Additionally, during the three months ended September 30, 2018 we issued 10,744,577 shares of our common stock related to exchanges and conversions of the 2019 Notes, which are described in "Note 9 - Convertible Senior Notes, Net." This increase was partially offset due to the redemption of our 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock") in August 2017.
Management fees and the relationship between us and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, in “Note 12—Related Party Transactions.”
Income from unconsolidated joint venture
Income from unconsolidated joint ventures consists of activity related to our ownership interest in Champ LP. In September 2014, through a wholly owned subsidiary, we acquired a 59% ownership interest in Champ LP following which a wholly-owned subsidiary of Champ LP then acquired a 35% ownership interest in BKB. In May 2017, we sold our remaining ownership interest in Champ LP, to unaffiliated third parties. As such, in 2018 we no longer held any interest in Champ LP.
Net unrealized and realized gain (loss) on sale of assets

During the three and nine months ended September 30, 2017, we sold securities resulting in a net realized loss of $4.1 and $5.1 million, respectively. We have not held any securities since December 2017.
Foreign currency gain and (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars. We also use interest rate swaps and caps to manage exposure to variable cash flows on portions of our borrowings under secured debt arrangements. Interest rate swap and cap agreements allow us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three and nine months ended September 30, 2018 were $2.2 million and $5.2 million, respectively, and the net impact for the three and nine months ended September 30, 2017 were $0.3 million and $(0.1) million, respectively.
Dividends
We have declared the following dividends in 2018:

	Three months ended
Dividends declared per share of:	September 30, 2018	June 30, 2018	March 31, 2018
Common Stock	$0.46	$0.46	$0.46
Series B Preferred Stock	0.50	0.50	0.50
Series C Preferred Stock	0.50	0.50	0.50

Subsequent Events
Refer to "Note 18 - Subsequent Events" to the unaudited condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2018.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our cash is used to purchase or originate target assets, repay principal and interest on borrowings, make distributions to stockholders and fund operations. We closely monitor our liquidity position and we believe we have sufficient current liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

Debt-to-Common Equity Ratio
The following table presents our debt-to-common equity ratio:

	September 30, 2018	December 31, 2017
Debt-to-Common Equity Ratio (1)	1.0x	0.9x
———————
(1) Represents total secured debt arrangements and convertible senior notes, less cash and loan proceeds held by servicer to common equity.

Our primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See “Results of Operations – Investments" above for a summary of interest rates related to our investment portfolio as of September 30, 2018.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In May 2017, through two indirect wholly-owned subsidiaries, we entered into the JPMorgan Facility, which provides for maximum total borrowing capacity of $1.4 billion, comprised of a $1.25 billion repurchase facility and a $132.0 million asset specific financing and enables us to elect to receive advances in either U.S. dollars, British pounds, or Euros. The repurchase facility matures in June 2020, plus a one-year extension available at our option, subject to certain conditions. The asset specific financing matures in February 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of September 30, 2018, we had $1.0 billion (including £38.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Repurchase Facility
In April 2018, through an indirect wholly-owned subsidiary, we entered into the DB Repurchase Facility, which was upsized in September 2018, and provides for advances of up to $1.0 billion for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in either U.S. dollars, British pounds, or Euros. Additionally, we have a $55.0 million of asset specific financing with Deutsche Bank in connection with financing a first mortgage loan secured by real estate. The repurchase facility matures in March 2020, plus a one-year extension available at our option, subject to certain conditions. The asset specific financing matures in August 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of September 30, 2018, we had $543.6 million (including £118.3 million assuming conversion into U.S. dollars) of borrowings outstanding under the DB Repurchase Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into the Goldman Facility, which provides for advances of up to $300.0 million and matures in November 2019, plus a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of the seller under the Goldman Facility.
As of September 30, 2018, we had total borrowings of $206.0 million of borrowings outstanding under the Goldman Facility.

CS Facility - USD
In July 2018, through an indirect wholly-owned subsidiary, we entered into the CS Facility - USD, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - USD matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of September 30, 2018, we had total borrowings of $69.9 million of borrowings outstanding under the CS Facility - USD secured by one of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into the CS Facility - GBP, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - GBP matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of September 30, 2018, we had total borrowings of $144.0 million (£110.5 million assuming conversion into U.S. dollars) of borrowings outstanding under the CS Facility - GBP secured by one of our commercial mortgage loans.
HSBC Facility
In September 2018, through an indirect wholly-owned subsidiary, we entered into the HSBC Facility, which provides for a single asset financing. The facility matures in September 2019 and unless terminated by either party, automatically extends for further periods prior to maturity. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of September 30, 2018, we had total borrowings of $49.9 million (£38.3 million assuming conversion into U.S. dollars) of borrowings outstanding under the HSBC Facility secured by one of our commercial mortgage loans.
Convertible Senior Notes
In two separate offerings during 2014, we issued an aggregate principal amount of $254.8 million of the 2019 Notes, for which we received aggregate net proceeds of approximately $248.6 million, after deducting the underwriting discount and estimated offering expenses payable by us.
During the three months ended September 30, 2018, we exchanged or converted $218.8 million in aggregate principal of the 2019 Notes as follows:
(i) on August 2, 2018, we entered into privately negotiated exchange agreements with a limited number of holders of the 2019 Notes pursuant to which we exchanged $206.2 million of the 2019 Notes for an aggregate of (a) 10,020,328 newly issued shares of our common stock, and (b) $39.3 million in cash. We recorded $166.0 million of additional paid-in-capital in the condensed consolidated statement of changes in stockholders' equity in connection with these transactions,
(ii) certain holders elected to convert $12.6 million of the 2019 Notes through multiple transactions for an aggregate of (a) 724,250 newly issued shares of our common stock, and (b) $0.2 million in cash. We recorded $12.4 million of additional paid-in-capital in the condensed consolidated statement of changes in stockholders' equity in connection with these transactions.
During the three and nine months ended September 30, 2018, in connection with the exchanges and conversions of the 2019 Notes, we recorded a loss on early extinguishment of debt of $2.6 million, which includes fees and accelerated amortization of capitalized costs. There was no such loss during the three and nine months ended September 30, 2017.
At September 30, 2018, the outstanding 2019 Notes had a carrying value of $35.5 million and an unamortized discount of $0.5 million.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of the 2022 Notes, for which we received aggregate net proceeds of approximately $337.5 million, after deducting the underwriting discount and estimated offering expenses. At September 30, 2018, the 2022 Notes had a carrying value of $334.7 million and an unamortized discount of $10.3 million.
Cash Generated from Offerings
During the first quarter of 2018, we completed a follow-on public offering of 15,525,000 shares of our common stock, at a price of $17.77 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $275.9 million after deducting the underwriting discount and estimated offering expenses.
Other Potential Sources of Financing
Our primary sources of cash currently consist of cash available, which was $99.2 million as of September 30, 2018, principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings.
We maintains policies relating to our borrowings and use of leverage. See “Leverage Policies” below. In the future, we may seek to raise further equity or debt capital or engage in other forms of borrowings in order to fund future investments or to refinance expiring indebtedness.
We generally intend to hold our target assets as long-term investments, although we may sell certain of our investments in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Leverage Policies
We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. In addition to our secured debt arrangements, in the future we may access additional sources of borrowings. Our charter and bylaws do not limit the amount of indebtedness we can incur; however, we are limited by certain financial covenants under our secured debt arrangements. Consistent with our strategy of keeping leverage within a prudent range, we expect to, depending upon the composition of our portfolio, maintain our debt-to-common equity ratio at less than 2.0x.
Investment Guidelines
Our current investment guidelines, approved by our board of directors, are comprised of the following:

•	no investment will be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment will be made that would cause us to register as an investment company under the 1940 Act;

•	investments will be predominantly in our target assets;

•	no more than 20% of our cash equity (on a consolidated basis) will be invested in any single investment at the time of the investment; and

•
until appropriate investments can be identified, the Manager may invest the proceeds of any offering in interest bearing, short-term investments, including money market accounts and/or funds, that are consistent with our intention to qualify as a REIT.

The board of directors must approve any change in these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of September 30, 2018 are summarized as follows ($ in thousands):

	Less than 1 year (3)	1 to 3 years (3)	3 to 5 years (3)	More than 5 years (3)	Total
JPMorgan Facility (1)	373,551	708,557	$—	$—	$1,082,108
DB Repurchase Facility (1)	197,556	388,886	—	—	586,442
Goldman Facility (1)	9,739	217,348	—	—	227,087
CS Facility - USD (1)	71,536	—	—	—	71,536
CS Facility - GBP (1)	146,068	—	—	—	146,068
HSBC Facility (1)	50,233	—			50,233
Convertible Senior Notes	53,225	32,775	359,809	—	445,809
Unfunded loan commitments (2)	381,500	474,908	27,770	—	884,178
Total	$1,283,408	$1,822,474	$387,579	$—	$3,493,461
———————

(1)	Based on the applicable benchmark rates as of September 30, 2018 on the floating rate debt for interest payments due.

(2)
Based on our expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect our operating results.

(3)	Assumes underlying assets are financed through the fully extended maturity date of the facility.

Loan Commitments.    As of September 30, 2018, we had $884.2 million of unfunded loan commitments, comprised of $783.5 million related to our commercial mortgage loan portfolio, and $100.7 million related to our subordinate loan portfolio.
Management Agreement. On September 23, 2009, we entered into the Management Agreement with the Manager pursuant to which the Manager is entitled to receive a management fee and the reimbursement of certain expenses. The table above does not include amounts due under the Management Agreement as those obligations do not have fixed and determinable payments. Pursuant to the Management Agreement, the Manager is entitled to a base management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. The Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel. We do not reimburse the Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) our Chief Financial Officer based on the percentage of time spent on our affairs and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of the Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are also required to reimburse the Manager for operating expenses related to us incurred by the Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation.
The current term of the Management Agreement currently runs through September 29, 2019. Absent certain action by the independent directors of our board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one-year term. The Management Agreement may be terminated upon expiration of the one-year term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Management Agreement are not fixed and determinable. Following a meeting by our independent directors in February 2018, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to terminate the Management Agreement.
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

Dividends
We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that we pay tax at regular corporate rates to the extent that we annually distributes less than 100% of our net taxable income. We generally intend over time to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Any distributions we make are at the discretion of our board of directors and depend upon, among other things, our actual results of operations. These results and our ability to pay distributions are affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
As of September 30, 2018, we had 6,770,393 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. On or after September 21, 2020, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
As of September 30, 2018, we had 6,900,000 shares of Series C Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series C Preferred Stock pay cumulative cash dividends at the rate of 8.00% per annum of the $25.00 per share liquidation preference (equivalent to $2.00 per annum per share) from, and including July 29, 2016 (the “Series C Initial Dividend Date”) and are payable quarterly in equal amounts in arrears on the last day of each April, July, October and January, at the then applicable annual rate. Except under certain limited circumstances, the Series C Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. We may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.

Non-GAAP Financial Measures

Operating Earnings
For the three and nine months ended September 30, 2018, our Operating Earnings were $58.3 million, or $0.45 per share, and $161.0 million, or $1.31 per share, respectively. For the three and nine months ended September 30, 2017, our Operating Earnings were $49.8 million, or $0.47 per share and $133.0 million, or $1.34 per share. Operating Earnings is a non-GAAP financial measure that we define as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses) other than realized gains/(losses) related to interest income, (v) the non-cash amortization expense related to the reclassification of a portion of the convertible senior notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses and impairments. Beginning with the quarter ended September 30, 2016, we slightly modified our definition of Operating Earnings to include realized gains (losses) on currency swaps related to interest income on investments denominated in a currency other than U.S. dollars. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors.
The weighted average diluted shares outstanding used for Operating Earnings has been adjusted from weighted average diluted shares under GAAP to exclude shares issued from a potential conversion of the Notes. Consistent with the treatment of other unrealized adjustments to Operating Earnings, these potentially issuable shares are excluded until a conversion occurs, which we believe is a useful presentation for investors ($ in thousands, except Price).

	For the three months ended September 30, 2018			For the nine months ended September 30, 2018

Weighted Averages	Face	Price	Shares	Face	Price	Shares
Weighted average diluted shares - GAAP			153,918,435			150,424,889
2019 Notes (1)	$127,925	$17.28	(7,402,122)	$121,010	$17.34	(12,220,679)
2022 Notes	$345,000	$19.91	(17,327,970)	$345,000	$19.91	(17,327,970)
Unvested RSUs	—	—	1,593,070			1,617,398
Weighted average diluted shares - Operating Earnings			130,781,413			122,493,638
———————
(1) Face and Price represents the weighted average balances during the period.

Computation of Share Count for Operating Earnings
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic weighted average shares of common stock outstanding	129,188,343	105,446,704	120,876,240	97,546,437
Weighted average unvested RSUs	1,593,070	1,366,017	1,617,398	1,373,252
Weighted average diluted shares - Operating Earnings	130,781,413	106,812,721	122,493,638	98,919,689

In order to evaluate the effective yield of the portfolio, we use Operating Earnings to reflect the net investment income of our portfolio as adjusted to include the net interest expense related to our derivative instruments. Operating Earnings allows us to isolate the net interest expense associated with our swaps in order to monitor and project our full cost of borrowings. We also believe that our investors use Operating Earnings, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers and, as such, we believe that the disclosure of Operating Earnings is useful to our investors. In addition, we have previously disclosed that we have disposed of all of our CMBS as of December 31, 2017 and, as discussed in "Note 9 - Convertible Senior Notes, Net," we recorded a loss on early extinguishment of debt associated with exchanges and conversions of the 2019 Notes. Accordingly, we have disclosed Operating Earnings excluding realized loss and costs from sale of CMBS and loss on early extinguishment of debt because we believe it is useful to investors to present the results of our ongoing operations while excluding the effects associated with the disposal of our CMBS and the loss on early extinguishment of debt, which are non-recurring events and not reflective of our ongoing operations.
A significant limitation associated with Operating Earnings as a measure of our financial performance over any period is that it excludes unrealized gains (losses) from investments. In addition, our presentation of Operating Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, Operating Earnings should not be considered as a substitute for our GAAP net income as a measure of our financial performance or any measure of our liquidity under GAAP.
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income available to common stockholders	$55,381	$57,208	$146,491	$121,946
Adjustments:
Equity-based compensation expense	4,048	2,635	11,404	9,887
Unrealized gain on securities	—	(13,488)	—	(11,830)
(Gain) loss on derivative instruments	(6,291)	7,481	(28,798)	17,916
Foreign currency (gain) loss, net	4,471	(7,850)	23,906	(18,135)
Amortization of the convertible senior notes related to equity reclassification	728	769	3,024	1,995
Loss from unconsolidated joint venture	—	—	—	2,847
Provision for loan losses and impairments	—	—	5,000	5,000
Series A preferred stock redemption charge		3,016		3,016
Realized gain from unconsolidated joint venture	—	—	—	346
Total adjustments:	2,956	(7,437)	14,536	11,042
Operating Earnings	$58,337	$49,771	$161,027	$132,988

Realized loss and costs from sale of CMBS	—	4,076	—	5,118
Loss on early extinguishment of debt	2,573	—	2,573	—
Operating Earnings excluding realized loss and costs from sale of CMBS and loss on early extinguishment of debt	60,910	53,847	163,600	138,106
Basic and diluted Operating Earnings per share of common stock	$0.45	$0.47	$1.31	$1.34
Basic and diluted Operating Earnings excluding realized loss and costs from sale of CMBS and loss on early extinguishment of debt per share of common stock	$0.47	$0.51	$1.34	$1.40
Basic weighted average shares of common stock outstanding	129,188,343	105,446,704	120,876,240	97,546,437
Weighted average diluted shares - Operating Earnings	130,781,413	106,812,721	122,493,638	98,919,689

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value, while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While risks are inherent in any business enterprise, we seek to quantify and justify risks in light of available returns and to maintain capital levels consistent with the risks we undertake.
Credit Risk
One of our strategic focuses is acquiring assets that we believe to be of high credit quality. We believe this strategy will generally keep our credit losses and financing costs low. However, we are subject to varying degrees of credit risk in connection with our other target assets. We seek to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses, and by deploying a value-driven approach to underwriting and diligence, consistent with the Manager’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Manager seeks to enhance its due diligence and underwriting efforts by accessing the Manager’s knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.
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

The following table projects the impact on our net interest income for the twelve-month period following September 30, 2018, assuming an immediate increase of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

		50 basis point increase
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)	Increase to net interest income (per Share) (1)
USD	$2,026,142	$10,131	$0.08
GBP	314,090	1,570	0.01
EUR	48,253	241	—
Total:	$2,388,485	$11,942	$0.09
———————
(1) Any such hypothetical impact on interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of a change in interest rates of that magnitude, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
Prepayment Risk
Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on an asset to be less than expected. In certain cases, we adapt to prepayment risk by stating prepayment penalties in loan agreements.
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
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, on an annual basis in order to maintain our REIT qualification. In each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to ARI that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations promulgated thereunder.
During the period ended September 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within ARI to disclose material information otherwise required to be set forth in our periodic reports.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No. 653251/2018) in New York Supreme Court.  The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project.  The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants moved to dismiss the complaint on August 17, 2018, and the motion was fully briefed in October 2018. Oral argument is scheduled for February 2019.  We believe the claims are without merit and plan to vigorously defend the case.

On January 4, 2017, the United States Department of Justice served a Request for Information and Documents (the
“Request”) on the Company, in connection with a preliminary investigation into certain aspects of our former residential real estate portfolio, which we acquired in connection with the merger of Apollo Residential Mortgage, Inc. with and into the Company and subsequently sold in 2016. The Request sought a range of information in connection with the residential real estate portfolio, including, among other things, information concerning policies, procedures, and practices related to advertising, marketing, identifying, or acquiring residential properties for sale or rent, and various data for all rental and sales contracts executed since January 1, 2012. We fully cooperated with the Department of Justice, and were advised, by a letter dated May 2, 2018, that the Department of Justice did not intend to take any further actions in this matter as it relates to us.
Item 1A. Risk Factors
See our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our risk factors during the nine months ended September 30, 2018.

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

4.4
Indenture, dated as of March 17, 2014, between the Registrant and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 21, 2014 (File No.: 001-34452).

4.5
First Supplemental Indenture, dated as of March 17, 2014, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including the form of 5.50% Convertible Senior Note due 2019), incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on March 21, 2014 (File No.: 001-34452).

4.6
Second Supplemental Indenture, dated as of August 21, 2017, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including the form of 4.75% Convertible Senior Note due 2022), incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on August 21, 2017 (File No.: 001-34452).

4.7
Third Supplemental Indenture, dated as of October 5, 2018 between the Registrant and Wells Fargo Bank, National Association, as Trustee (including the form of 5.375% Convertible Senior Notes due 2023), incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on October 5, 2018 (File No.: 001-34452).

10.1*	Form of Exchange Agreement, dated August 2, 2018.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

October 24, 2018

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)