Form 10-K
period 2018-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2019-02-13
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,193,170,128, based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.
On February 12, 2019, the registrant had a total of 134,287,398 shares of common stock outstanding.
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2019 annual meeting of stockholders scheduled to be held on or about June 12, 2019 are incorporated by reference into Part III of this annual report on Form 10-K.

i

FORWARD-LOOKING INFORMATION

In this annual report on Form 10-K, references to "ARI," "Company," "we," "us," or "our" refer to Apollo Commercial Real Estate Finance, Inc. and its subsidiaries; references to the "Manager" refer to ACREFI Management, LLC, an indirect subsidiary of Apollo Global Management, LLC, unless specifically stated otherwise or the context otherwise indicates.

We make forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission ("SEC"), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described in Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly, and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A. "Risk Factors" of this annual report on Form 10-K.

ii

PART I
Item 1.         Business.
All currency figures expressed herein are expressed in thousands, except share or per share amounts.
GENERAL
Apollo Commercial Real Estate Finance, Inc. is a corporation that has elected to be taxed as a REIT for U.S. federal income tax purposes and primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings and other commercial real estate-related debt investments. These asset classes are referred to as our target assets.
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, "Apollo"), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate. Apollo had total assets under management of approximately $280.3 billion as of December 31, 2018. The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Our principal business objective is to acquire our target assets in order to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2018, we held a diversified portfolio comprised of approximately $3.9 billion of commercial mortgage loans, and $1.0 billion of subordinate loans. As of December 31, 2018, we had financed this portfolio with $1.9 billion of secured debt arrangements, $34.5 million aggregate principal amount of 5.50% Convertible Senior Notes due 2019 (the "2019 Notes"), $345.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), and $230.0 million aggregate principal amount of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2019 Notes and 2022 Notes, the "Notes").
We are a Maryland corporation that was organized in 2009 and have elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2009. We generally are not subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute our net taxable income to stockholders and maintain our intended qualification as a REIT. We also operate our business in a manner intended to allow us to remain excluded from registration as an investment company under the 1940 Act.
INVESTMENT STRATEGY
To identify attractive opportunities within our target assets, we rely on the expertise of the Manager and its affiliates as well as their platform which integrates real estate experience with private equity and capital markets expertise, in transaction sourcing, underwriting, execution, asset operation, management and disposition. In the near-to-medium term, we expect to continue to deploy our capital through the origination and acquisition of senior performing commercial mortgage loans, subordinate financings and other commercial real estate-related debt investments at attractive risk-adjusted yields.
We target assets that are secured by institutional quality real estate. Our underwriting includes a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. The Manager may also take advantage of opportunistic pricing dislocations created by distressed sellers or distressed capital structures where a lender or holder of a loan or security is in a compromised situation due to the relative size of its portfolio, the magnitude of nonperforming loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. In pursuing investments with attractive risk-reward profiles, we incorporate our views of the current and future economic environment, our outlook for real estate in general and particular asset classes and our assessment of the risk-reward profile derived from our underwriting and cash flow analysis, including taking into account relative valuation, supply and demand fundamentals, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, real estate prices, delinquencies, default rates, recovery of various sectors and vintage of collateral. In general, we pursue a value-driven approach to underwriting and diligence, consistent with the historical investment strategy of the Manager and its affiliates. Each prospective investment receives a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment. On our behalf, the Manager has implemented underwriting standards founded on fundamental market and credit analyses with a focus on current and sustainable cash flows. These underwriting standards place a particular emphasis on due diligence of the sponsor and borrower. We also utilize forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars.

All investment decisions are made with a view to maintaining our qualification as a REIT and our exclusion from registration under the 1940 Act.
FINANCING STRATEGY
We use borrowings as part of our financing strategy. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in our investment portfolio, the potential for losses and extension risk in our investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of our financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the type of collateral underlying such target assets. In utilizing leverage, we seek to enhance equity returns while limiting interest rate exposure. In addition to our current secured debt arrangements, we may access additional repurchase facilities and more traditional borrowings such as credit facilities. As of December 31, 2018, we had $728.6 million of borrowings outstanding under our secured debt arrangement with JPMorgan Chase Bank, National Association (the "JPMorgan Facility"), $570.6 million of borrowings outstanding under our secured debt arrangement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch (the "DB Repurchase Facility"), $210.1 million of borrowings outstanding under our secured debt arrangement with Goldman Sachs Bank USA (the "Goldman Facility"), $187.1 million of borrowings in dollars outstanding under our secured debt arrangement with Credit Suisse AG (the "CS Facility-USD"), $151.8 million (£119.0 million assuming conversion into U.S. dollars) of borrowings in pounds outstanding under our secured debt arrangement with Credit Suisse AG (the "CS Facility-GBP"), and $48.8 million (£38.3 million assuming conversion into U.S. dollars) of borrowings outstanding under our secured debt arrangement with HSBC Bank plc (the "HSBC Facility").
In the future, we may increase or decrease our borrowing levels and also seek to raise further equity or debt capital in order to fund future investments. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of our borrowings as of December 31, 2018.
From time to time, we utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings. Under the U.S. federal income tax laws applicable to REITs, we generally are able to enter into certain transactions to hedge indebtedness we incur to acquire or carry real estate assets, although the total gross income from interest rate hedges that does not meet this requirement and other non-qualifying sources generally must not exceed 5% of our gross income.
We also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary ("TRS") that is fully subject to U.S. federal corporate income taxation.
We may attempt to reduce interest rate risk and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we may seek (1) to match the maturities of our debt obligations with the maturities of our assets, and (2) to match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we may have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.
See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our secured debt arrangements as of December 31, 2018.
CORPORATE GOVERNANCE
We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•
Our board of directors is composed of a majority of independent directors. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors are composed exclusively of independent directors.

•
In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors and officers. In addition, we have implemented Whistle Blowing

Procedures for Accounting and Auditing Matters (the "Whistleblower Policy") that set forth procedures by which Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with the Audit Committee. Third parties, such as our clients, stockholders or competitors may also report a good faith complaint regarding such matters.

•
We have an insider trading policy that prohibits any of our directors or employees, partners, directors and officers of Apollo, as well as others, from buying or selling our securities on the basis of material nonpublic information.

COMPETITION
Our net income depends, in part, on management’s ability to acquire assets that generate favorable spreads over their borrowing costs. In acquiring target assets, we compete with other REITs, private funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, there are other REITs with similar asset acquisition objectives and others that may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. These competitors may be significantly larger than us, have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions may attract more competitors, which may increase the competition for sources of investment and financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.
EMPLOYEES; STAFFING
We have no employees and are managed by the Manager pursuant to the management agreement between the Manager and us, dated as of September 23, 2009 (the "Management Agreement"). All of our officers are employees of the Manager or its affiliates.
AVAILABLE INFORMATION
We maintain a website at www.apolloreit.com and make available, items including: (a) the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics, and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. The information on our website does not form a part of and is not incorporated by reference into this annual report on Form 10-K. Our documents filed with, or furnished to, the SEC are also available for review at the SEC’s website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations at Apollo Commercial Real Estate Finance, Inc., c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

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
RISKS RELATED TO OUR RELATIONSHIP WITH THE MANAGER
There are various conflicts of interest in our relationship with Apollo which could result in decisions that are not in the best interests of our stockholders. The ability of the Manager and its officers and employees to engage in other business activities may reduce the time the Manager spends managing our business.
We are subject to conflicts of interest arising out of our relationship with Apollo, including the Manager. We have and may enter into transactions with Apollo and other Apollo vehicles. In particular, we have invested in and may in the future invest in, or acquire, certain of our investments through joint ventures with Apollo or its affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to other Apollo vehicles. Any such transactions require approval by a majority of our independent directors. In certain instances we may invest alongside other Apollo vehicles in different parts of the capital structure of the same issuer. Depending on the size and nature of such investment, such transactions may require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s length transaction.
In addition to us, affiliates of the Manager manages other investment vehicles whose core investment strategies focus on one or more of our target asset classes. To the extent such other Apollo vehicles or other vehicles that may be organized in the future seek to acquire or divest of the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced.
The Manager and Apollo have an investment allocation policy in place that is intended to ensure that every Apollo vehicle, including us, is treated in a manner that, over time, is fair and equitable. According to this policy, investments may be allocated by taking into account factors, including but not limited to, available capital and net asset value of the investment vehicles, suitability of the investment, order size, investment objectives, permitted leverage and available financing, current income expectations, the size, liquidity and duration of the available investment, seniority and other capital structure considerations and the tax implications of an investment. The investment allocation policy may be amended by the Manager and Apollo at any time without our consent.
In addition to the fees payable to the Manager under the Management Agreement, the Manager and its affiliates may benefit from other fees paid to it in respect of our investments and financing transactions. For example, if we seek to securitize our commercial mortgage loans, Apollo and/or the Manager may act as collateral manager. In any of these or other capacities, Apollo and/or the Manager may receive market based fees for their roles, but only if approved by a majority of our independent directors.
Further, certain of our officers and directors, and the officers and other personnel of the Manager, also serve or may serve as officers, directors or partners of other Apollo vehicles. Accordingly, the ability of the Manager and its officers and employees to engage in other business activities may reduce the time the Manager spends managing our business. Further, the officers and other personnel of the Manager may be called upon to provide managerial assistance to other Apollo vehicles. These demands on their time may reduce the time our officers and officers of the Manager may have available to spend managing our business and distract them or slow the rate of investment.
The Manager’s and Apollo’s liability is limited under the Management Agreement, and we have agreed to indemnify the Manager against certain liabilities. As a result, we could experience poor performance or losses for which the Manager would not be liable.
Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, the Manager, its officers, members, managers, directors, personnel, any person controlling or controlled by the Manager and any person providing services to the Manager (including Apollo) are not liable to us, any of our subsidiaries, our stockholders or partners or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. In addition, we have agreed to indemnify the Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by the Manager and any person providing services to the Manager (including Apollo) with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement. As a result, we could experience poor performance or losses for which the Manager would not be liable.
Under the Management Agreement, the Manager has a contractually defined duty to us rather than a fiduciary duty.
Under the Management Agreement, the Manager maintains a contractual as opposed to a fiduciary relationship with us that limits its obligations to us to those specifically set forth in the agreement.
The Manager’s failure to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns would materially and adversely affect us.
Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on the management team of the Manager and its ability to identify and to make investments on favorable terms that meet our investment criteria as well as on our access to financing on acceptable terms. Our ability to grow is also dependent upon the Manager’s ability to successfully hire, train, supervise and manage new personnel. We may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
The Management Agreement was negotiated between related parties and its terms, including fees payable to the Manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
The Management Agreement was negotiated between related parties and its terms, including fees payable to the Manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain an ongoing relationship with the Manager. The ability of the Manager and its officers and employees to engage in other business activities may reduce the time the Manager spends managing us.
The termination of the Management Agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with the Manager.
Termination of the Management Agreement with the Manager without cause is difficult and costly. The Management Agreement provides that, in the absence of cause, it may only be terminated by us, upon the vote of at least two thirds of our independent directors based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to us, or (ii) a determination that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two thirds of our independent directors. The Manager will be provided 180 days prior notice of any such termination. Additionally, upon a termination by us without cause (or upon a termination by the Manager due to our material breach), the Management Agreement provides that we will pay the Manager a termination payment equal to three times the average annual base management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to us of electing not to renew, or defaulting in our obligations under, the Management Agreement, thereby adversely affecting our inclination to end our relationship with the Manager, even if we believe the Manager’s performance is not satisfactory.
The current term of the Management Agreement will expire on September 29, 2019 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either we, under the certain limited circumstances described above that would require us to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business plan.
We do not own the Apollo name, but may use the name pursuant to a license agreement with Apollo. Use of the name by other parties or the termination of our license agreement may harm our business.
We have entered into a license agreement with Apollo pursuant to which it has granted us a non-exclusive, royalty-free license to use the name "Apollo." Under this agreement, we have a right to use this name for so long as the Manager serves as our manager pursuant to the Management Agreement. Apollo retains the right to continue using the "Apollo" name. We cannot preclude Apollo from licensing or transferring the ownership of the "Apollo" name to third parties, some of whom may compete with us. Consequently, we would be unable to prevent any damage to goodwill that may occur as a result of the activities of Apollo or others. Furthermore, in the event that the license agreement is terminated, we will be required to change our name and cease using the name. Any of these events could disrupt our recognition in the market place, damage any goodwill we have generated and otherwise harm our business. The license agreement will terminate concurrently with the termination of the Management Agreement.
The manner of determining the base management fee may not provide sufficient incentive to the Manager to maximize risk-adjusted returns on our investment portfolio since it is based on our stockholders’ equity (as defined in the Management Agreement) and not on other measures of performance.
The Manager is entitled to receive a base management fee that is based on the amount of our stockholders’ equity (as defined in the Management Agreement) at the end of each quarter, regardless of our performance. Our stockholders’ equity for the purposes of calculating the base management fee is not the same as, and could be greater than, the amount of stockholders’ equity shown on our consolidated financial statements. The possibility exists that significant base management fees could be payable to the Manager for a given quarter despite the fact that we experienced a net loss during that quarter. The Manager’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to the Manager to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our common stock. Furthermore, the compensation payable to the Manager will increase as a result of future equity offerings, even if the offering is dilutive to existing stockholders.
The Manager manages our portfolio pursuant to very broad investment guidelines and our board of directors does not approve each decision made by the Manager, which may result in us undertaking riskier transactions.
The Manager is authorized to follow very broad investment guidelines and to execute most transactions without prior approval of our board of directors. Furthermore, the Manager may use complex strategies and transactions entered into by the Manager that may be difficult or impossible to unwind by the time they are reviewed by our directors. The Manager has great latitude within the broad investment guidelines in determining the types of assets that are proper for us, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Decisions made and transactions entered into by the Manager may not fully reflect stockholders' best interests.
The Manager may change its investment process, or elect not to follow it, without stockholder consent at any time which may adversely affect our investments.
The Manager may change its investment process without stockholder consent at any time. In addition, there can be no assurance that the Manager will follow the investment process in relation to the identification and underwriting of prospective transactions. Changes in the Manager’s investment process may result in inferior due diligence and underwriting standards, which may affect our results of operations.
Possession of material, non-public information could prevent us from undertaking advantageous transactions; Apollo could decide to establish information barriers.
Apollo generally follows an open architecture approach to information sharing within the larger Apollo organization and does not normally impose information barriers among Apollo and certain of its affiliates. If the Manager were to receive material non-public information about a particular company, or have an interest in investing in a particular company, Apollo or certain of its affiliates may be prevented from investing in or disposing of investments in such company. Conversely, if Apollo or certain of our affiliates were to receive material non-public information about a particular company, or have an interest in investing in a particular company, we may be prevented from investing in or disposing of investments in such company. This risk affects us more than it does investment vehicles that are not related to Apollo, as Apollo generally does not use information barriers that many firms implement to separate persons who make investment decisions from others who might possess material, non-public information that could influence such decisions. Apollo’s approach to these barriers could prevent the Manager’s investment professionals from undertaking advantageous investments or dispositions that would be permissible for them otherwise. In addition, Apollo could in the future decide to establish information barriers, particularly as its business expands and diversifies. In such event, Apollo’s ability to operate as an integrated platform will be restricted and the Manager’s resources may be limited.
We are dependent on the Manager and its key personnel for our success and upon their access to Apollo’s investment professionals and partners. We may not find a suitable replacement for the Manager if the Management Agreement is terminated, or if key personnel leave the employment of the Manager or Apollo or otherwise become unavailable to us.
We do not have any employees and we rely completely on the Manager to provide us with investment and advisory services. We have no separate facilities and are completely reliant on the Manager, which has significant discretion as to the implementation of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of the Manager. We benefit from the personnel, relationships and experience of the Manager’s executive team and other personnel and investors of Apollo. The executive officers and key personnel of the Manager evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. We also depend, to a significant extent, on the Manager’s access to the investment professionals and partners of Apollo and the information and deal flow generated by the Apollo investment professionals in the course of their investment and portfolio management activities.
The departure of any senior personnel of the Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we offer no assurance that the Manager will remain our investment manager or that we will continue to have access to the Manager’s or Apollo’s executive officers and other investment professionals. The current term of the Management Agreement with the Manager expires on September 29, 2019, with automatic one-year renewals thereafter absent termination by us or the Manager pursuant to the Management Agreement. If the Management Agreement is terminated and no suitable replacement is found to manage it, we may not be able to continue to execute our business plan.
We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us.
We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our directors and executive officers, as well as personnel of the Manager or Apollo who provide services to us, from engaging in any transaction that involves an actual conflict of interest with us without the approval of a majority of our independent directors. In addition, the Management Agreement does not prevent the Manager and its affiliates from engaging in additional management or investment opportunities, some of which could compete with us.
Our business may be adversely affected if our reputation, the reputation of the Manager or Apollo, or the reputation of counterparties with whom we associate is harmed.
We may be harmed by reputational issues and adverse publicity relating to us, the Manager or Apollo. Issues could include real or perceived legal or regulatory violations or could be the result of a failure in performance, risk-management, governance, technology or operations, or claims related to employee misconduct, conflict of interests, ethical issues or failure to protect private information, among others. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm our business. Such reputational issues may depress the market price of our capital stock or have a negative effect on our ability to attract counterparties for our transactions, or otherwise adversely affect us.
RISKS RELATED TO OUR BUSINESS AND STRUCTURE
We operate in a competitive market for investment opportunities and future competition may limit our ability to acquire desirable target assets or dispose of our target assets and could also affect the pricing of these securities.
A number of entities compete with us to make the types of investments that we target. We compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, other REITs with similar asset acquisition objectives, including others that may be organized in the future, compete with us in acquiring assets and obtaining financing. These competitors may be significantly larger than us, may have access to greater capital and other resources or may have other advantages. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT qualification or maintenance of our exclusion from registration under the 1940 Act. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive opportunities from time to time, and we can offer no assurance that we will be able to identify and acquire assets that are consistent with our objectives.
Our ability to generate returns for our stockholders through our investment, finance and operating strategies is subject to then existing market conditions, and we may make significant changes to these strategies in response to changing market conditions, which could adversely impact our profitability and risk profile.
Our principal business objective is to invest in our target assets in order to provide attractive risk-adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective by originating, investing in, acquiring, financing and managing a diversified portfolio of our target assets. In the future, we may, depending on prevailing market conditions, change our investment guidelines in response to opportunities available in different interest rate, economic and credit environments. We have in the past made and in the future may make such changes at any time with the approval of our board of directors but without the consent of our stockholders. Any future changes in our investment policies could adversely impact our profitability and risk profile.
We depend on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business depends on the communications and information systems of Apollo and other third-party service providers. Any failure or interruption of the systems of Apollo or any other counterparties that we rely on could cause delays or other problems in our securities trading activities and operations, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to stockholders.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Apollo and third-party service providers. Apollo's processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
We cannot assure our stockholders of our ability to pay dividends in the future.
We are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, for us to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). We currently intend to make quarterly distributions of all or substantially all of our REIT taxable income in each year. Dividends will be declared and paid at the discretion of our board of directors and will depend on our REIT taxable earnings, our financial condition, maintenance of our REIT qualification and such other factors as the board may deem relevant from time to time. Our ability to pay dividends may be negatively impacted by adverse changes in our operating results.
We cannot predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.
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
The U.S. government, the U.S. Federal Reserve (the "Federal Reserve"), the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions involving intervention in the economic and financial system and regulatory reform of the oversight of financial markets. For example, on July 21, 2010 former President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which has changed the regulation of financial institutions and the financial services industry, including the mortgage industry. The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act including provisions setting forth capital and risk retention requirements. For example, on February 3, 2017, President Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators. In addition, in the absence of legislative change, the substance of regulatory supervision may be influenced through the appointment of individuals to the Federal Reserve Board and other financial regulatory bodies. While the outcome is uncertain, the current administration has sought to deregulate the U.S. financial industry, including by altering the Dodd-Frank Act. Measures focused on deregulation of the U.S. financial services industry may, among other things, decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our business. Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect our revenues. We cannot predict the ultimate content, timing, or effect of changes that may result from such review, nor is it possible at this time to estimate the impact of any potential resulting legislation which could have a dramatic impact on our business, results of operations and financial condition.
The Manager may be unable to operate us within the parameters that allow the Manager to be exempt from regulation as a commodity pool operator, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.
The enforceability of agreements underlying certain derivative transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international statutory and regulatory requirements. Regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. The Dodd-Frank Act established a comprehensive regulatory framework for swaps and security-based swaps, including mandatory clearing, execution and reporting requirements, which may result in increased margin requirements and costs. In addition, any investment fund that trades in swaps may be considered a "commodity pool," which would cause its operator to be regulated as a "commodity pool operator" (a "CPO"). In December 2012, the Commodity Futures Trading Commission ("CFTC"), issued a no-action letter giving relief to operators of mortgage REITs from any applicable CPO registration requirement. In order for the Manager to qualify for the no-action relief, we must, among other non-operation requirements: (1) limit our initial margin and premiums for commodity interests (swaps and exchange-traded derivatives subject to the jurisdiction of the CFTC) to no more than 5% of the fair market value of our total assets; and (2) limit our net income from commodity interests that are not "qualifying hedging transactions" to less than 5% of its gross income. The need to operate within these parameters could limit the use of swaps and other commodity interests by us below the level that the Manager would otherwise consider optimal or may lead to the registration of the Manager or our directors as commodity pool operators, which will subject us to additional regulatory oversight, compliance and costs.
Uncertainty related to the stability of U.S. fiscal and budgetary policy and financial volatility and geopolitical instability outside of the United States may materially adversely affect our business, liquidity, financial condition and results of operations.
Financial markets have been and continue to be affected by concerns over uncertainty related to the stability of U.S. fiscal and budgetary policy. This uncertainty, as well as issues from time to time relating to sovereign debt conditions in Europe and lower economic growth forecasts in emerging markets, continue to contribute to the possibility of additional economic slowdowns and/or credit rating downgrades. The impact of U.S. fiscal uncertainty, or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, or the impact of the crisis in Europe with respect to the ability of certain countries to continue to service their sovereign debt obligations or the impact of reduced growth forecasts for emerging markets, is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. In addition, any further acceleration of these conditions may have an adverse impact on fixed income markets, which in turn could cause our net income to decline or have a material adverse effect on our financial condition.
If the European economic situation were to worsen, or expand to other countries within Europe, we may be subject to enhanced risk of counterparty failure as well as related problems arising from a lack of liquidity in our markets. There can be no assurance that governmental or other measures to aid economic recovery will be effective.
These developments and the government’s credit concerns in general could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.
The decision of the United Kingdom to exit the European Union could materially adversely affect our business, financial condition and results of operations.
The decision made in the British referendum of June 23, 2016 to leave the European Union, commonly referred to as "Brexit," has led to volatility in the financial markets of the United Kingdom and more broadly across Europe and may also lead to weakening in consumer, corporate and financial confidence in such markets. The formal notification to the European Council required under Article 50 of the Treaty on European Union was made on March 29, 2017, triggering a two-year period during which the terms of exit are to be negotiated. The longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union is unclear at this stage and is likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit caused significant volatility in global stock markets and currency exchange fluctuations.

Consequently, our assets and liabilities denominated in British pounds may be subject to increased risks related to these currency rate fluctuations and our net assets in U.S. dollar terms may decline. Currency volatility may mean that our assets and liabilities are adversely affected by market movements and may make it more difficult, or more expensive, for us to execute appropriate currency hedging policies. In addition, Brexit may also adversely affect commercial real estate fundamentals in the United Kingdom and European Union, including greater uncertainty for leasing prospects, which could negatively impact the ability of our U.K and E.U.-based borrowers to satisfy their debt payment obligations to us, increasing default risk and/or making it more difficult for us to generate attractive risk-adjusted returns for our operations in the United Kingdom and Europe.
Under the process for leaving the European Union contemplated in article 50 of the Treaty on the European Union, the United Kingdom will remain a member state until a withdrawal agreement is entered into or, failing that, March 29, 2019. The long-term effects of Brexit are expected to depend on, among other things, any agreements the United Kingdom makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate. Until the terms and timing of the United Kingdom's exit from the European Union become clearer, it is not possible to determine the impact that the exit and/or any related matters may have on us. The decision of the United Kingdom could also have a destabilizing effect if other E.U. member states were to consider the option of leaving the European Union. For these reasons, the decision of the United Kingdom to leave the European Union could have adverse consequences on our business, financial condition and results of operations. As of December 31, 2018, we had $700.5 million, or 14.2%, of our portfolio invested in the United Kingdom.
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the "business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock; and (2) two-thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations (1) between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person) and (2) between us and Apollo and its affiliates and associates and persons acting in concert with any of the foregoing. As a result, any person described above may be able to enter into business combinations with us that may not be in the best interests of our stockholders, without compliance by us with the supermajority vote requirements and other provisions of the statute. There can be no assurance that our board of directors will not amend or revoke this exemption in the future.
The "control share" provisions of the MGCL provide that a holder of "control shares" of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and personnel who are also directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
The "unsolicited takeover" provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.
Loss of our exclusion from registration under the 1940 Act would adversely affect us.
We conduct our operations so as not to become regulated as an investment company under the 1940 Act. Because we are a holding company that conducts our businesses primarily through wholly-owned subsidiaries, the securities issued by these subsidiaries that are exempted or otherwise excluded from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other "investment securities" (as defined for purposes of the 1940 Act) we own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis, which we refer to as the 40% test. This requirement limits the types of businesses in which we may engage through our subsidiaries.
Certain of our subsidiaries qualify to be excluded from registration as investment companies under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for an entity "not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in … the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of the assets of an entity relying on this exclusion be comprised of what the SEC staff through a series of no-action letters has characterized as "qualifying assets" and at least another 20% of the assets of such entity be comprised of either qualifying assets or what the SEC staff in such guidance has characterized as "real estate-related assets" under the 1940 Act (and no more than 20% comprised of miscellaneous assets). We expect any of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff to determine which assets are qualifying assets and which assets are real estate related under this exclusion to the extent such guidance is available. The SEC staff has determined in various no-action letters that qualifying assets for this purpose include senior, first ranking mortgage loans, certain B Notes and mezzanine loans that satisfy various conditions specified in such SEC staff no-action letters. Neither the SEC nor its staff has, however, published guidance in respect of Section 3(c)(5)(C) regarding some of our other target assets. For assets for which the SEC and its staff has not published guidance, we intend to rely on our own analysis to determine which of such assets are qualifying assets and which of such assets are real estate related under the Section 3(c)(5)(C) exclusion. For example, in the absence of additional guidance from the SEC staff, we intend to treat as real estate related assets B Notes and mezzanine loans that do not satisfy the qualifying asset conditions set forth in the relevant SEC staff no-action letters, as well as debt and equity securities of companies primarily engaged in real estate businesses. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor the portfolios of our subsidiaries relying on the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition, there can be no assurance that such subsidiaries will be able to maintain their respective satisfaction of the requirements of this exclusion.
In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of this exclusion. There can be no assurance that the laws and regulations governing the 1940 Act status of companies relying on Section 3(c)(5)(C) of the 1940 Act, including the SEC or its staff providing more specific or different guidance regarding this exclusion, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusion, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.
We may organize subsidiaries in the future that may seek to rely on the 1940 Act exclusion provided to certain structured financing vehicles under Rule 3a-7. To comply with Rule 3a-7, any such subsidiary will need to comply with the restrictions described below, as well as any future guidance that may be issued by the SEC or its staff.
In general, Rule 3a-7 excludes from the 1940 Act issuers that limit their activities as follows:

•	the issuer issues securities, the payment of which depends primarily on the cash flow from "eligible assets," which are assets that by their terms convert into cash within a finite time period;

•
the securities sold are fixed-income securities rated investment grade by at least one rating agency except that fixed- income securities which are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to "qualified institutional buyers" and to persons involved in the organization or operation of the issuer;

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

In addition, in certain circumstances, compliance with Rule 3a-7 may also require, among other things, that the indenture governing the Rule 3a-7 reliant subsidiary include additional limitations on the types of assets such subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the level of transactions that may occur. In light of the requirements of Rule 3a-7, there is no assurance that our future subsidiaries will be able to rely on this rule and our ability to manage assets held in subsidiaries that rely on this rule will be limited and may restrict our ability to purchase or sell assets owned by that subsidiary when we would otherwise desire to do so, which could lead to losses.
In the absence of further SEC or SEC staff guidance, the aggregate value of our interests in our subsidiaries that rely on Rule 3a-7 must amount to less than 20% of our total assets on an unconsolidated basis.
In August 2011, the SEC issued a release in which it indicated that it is considering proposing amendments to Rule 3a-7 to "reflect market developments since 1992, when Rule 3a-7 was adopted, and recent developments affecting asset-backed issuers." Any amendments to Rule 3a-7 could provide additional flexibility or could inhibit the ability of our subsidiaries to rely on this rule or to pursue certain strategies we have identified for such subsidiaries.
Our subsidiaries may rely on alternative exclusions or exemptions from registration as investment companies under the 1940 Act other than Section 3(c)(1) or Section 3(c)(7) for purposes of complying with the 40% test. These alternative exclusions or exemptions may impose limitations on a subsidiary’s organizational form, the types of assets that such subsidiary may hold or require such subsidiary to qualify under a banking, insurance or other regulatory regime. There is no assurance that our subsidiaries will be able to rely on any alternative exclusions or exemptions and our ability to manage assets held in subsidiaries that rely on these alternative exclusions or exemptions will be limited.
The determination of whether an entity is our majority-owned subsidiary is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company with 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat entities in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC or its staff to approve our treatment of any entity as a majority-owned subsidiary and the SEC has not done so. If the SEC or its staff were to disagree with our treatment of one of more entities as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.
We have organized special purpose subsidiaries that rely on Section 3(c)(7) to avoid registration as investment companies under the 1940 Act to hold certain assets and, therefore, our interest in each of these Section 3(c)(7)-reliant subsidiaries constitutes an "investment security" for purposes of determining whether we pass the 40% test.
Qualification for particular exclusions or exemptions from registration under 1940 Act as described herein may limit our or our subsidiaries' ability to make certain investments.
If we failed to maintain our excluded status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in this annual report on Form 10-K.
If our subsidiaries fail to maintain an exclusion or exemption from registration pursuant to the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for shares of our common stock.
Securities eligible for future sale may have adverse effects on the market price of our common stock.
Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized shares of common stock and securities convertible into or exchangeable for our common stock on the terms and for the consideration it deems appropriate. Additional securities offerings or issuance of additional common stock in connection with the conversion of convertible or exchangeable securities may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Sales or other issuances of substantial amounts of our common stock or the perception that such sales or issuances could occur, may adversely affect the prevailing market price the common stock.

Our authorized but unissued shares of common and preferred stock may prevent a change in control.
Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, the board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders.
Certain provisions in the indentures governing the Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the Notes and the indentures governing the Notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the Notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit stockholders' recourse in the event of actions not in stockholders' best interests.
Our charter limits the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under Maryland law, our present and former directors and officers do not have any liability to us and our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.
Our charter authorizes us to indemnify our directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. We have entered into indemnification agreements with each of our directors and officers pursuant to which we may be obligated to pay or reimburse the defense costs incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.
Our charter contains provisions that make removal of our directors difficult, which could make it difficult for stockholders to effect changes to our management.
Our charter provides that, subject to the rights of any series of preferred stock, a director may be removed with or without cause upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of us that is in the best interests of stockholders.
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The Articles Supplementary for our preferred stock prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding preferred stock. The indentures governing the Notes prohibits a holder of notes from receiving shares of our stock upon conversion of the notes if such receipt would violate the ownership limitations contained in our charter. These ownership limits in our charter could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors have established exemptions from the ownership limits in our charter which permit Apollo and certain of our affiliates to collectively hold up to 25% of our common stock, a certain institutional investor to hold up to 20% of our common stock, a certain institutional investor to hold up to 19.9% of our common stock and certain institutional investors and certain of their specified affiliates to each collectively hold up to 15% of our common stock.

Future litigation or administrative proceedings could have a material and adverse effect on our business, financial condition and results of operations.
We may from time to time be involved in legal proceedings, administrative proceedings, claims and other litigation. In addition, we have agreed to indemnify the Manager and certain of its affiliates against certain liabilities pursuant to the Management Agreement. Adverse outcomes or developments relating to such proceedings, as well expenses of defending or pursuing claims, or any other costs that may be incurred in connection with such proceedings, could have a material adverse effect on our results of operations and financial condition.
RISKS RELATED TO OUR FINANCING
Our access to private sources of financing may be limited and thus our ability to potentially enhance our returns may be adversely affected.
Our access to private sources of financing depends upon a number of factors over which it has little or no control, including:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our eligibility to participate in and access capital from programs established by the U.S. government;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our common stock.
Weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
Consequently, depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to stockholders and other purposes.
We leverage certain of our target assets, which may adversely affect our return on our assets and may reduce cash available for distribution.
We leverage certain of our target assets through secured debt arrangements. Leverage can enhance our potential returns but can also exacerbate losses. The return on our assets and cash available for distribution to stockholders may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. As a borrower, we are also subject to the risk that we may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.
We may increase the amount of leverage we use in our financing strategy, which would subject us to greater risk of loss.
Our charter and bylaws do not limit the amount of indebtedness we can incur; although we are limited by certain financial covenants under our secured debt arrangements.
We may increase the amount of leverage we utilize at any time without approval of our stockholders. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt documents, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of our assets to foreclosure or sale;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on its debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•	we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.
Credit facilities and secured debt arrangements that we may use to finance our assets may require us to provide additional collateral or pay down debt.
As of December 31, 2018, we had secured debt arrangements in place, with an aggregate borrowing capacity of approximately $3.1 billion. We may utilize credit facilities and additional secured debt arrangements to finance our assets if they become available on acceptable terms. In the event we utilize such financing arrangements, they may involve the risk that the market value of our assets pledged or sold by us to the secured debt arrangements counterparty or provider of the credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay its debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to credit facilities and increase our cost of capital. The lenders may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.
Our existing secured debt arrangements impose restrictive covenants.
Our secured debt arrangements contain restrictive covenants which impose limitations on the manner in which we conduct our business. For example, we are subject to customary restrictive covenants with respect to continuing to operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes, and financial covenants with respect to minimum consolidated tangible net worth, maximum total indebtedness to consolidated tangible net worth, and minimum liquidity. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Failure to comply with any of the covenants in our secured debt arrangements could result in a default under those arrangements. This could cause our lenders to accelerate the timing of payments which could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to stockholders and the trading price of our common stock.
Should we choose to employ non-recourse long-term securitizations in the future, such structures may expose us to risks which could result in losses to us.
We may seek to enhance the returns of all or a senior portion of our commercial mortgage loans through securitizations. To securitize our portfolio investments, we may create a wholly-owned subsidiary and contribute a pool of assets to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of portfolio investments. The successful securitization of our portfolio investments might expose us to losses as the commercial real estate investments in which we do not sell interests will tend to be those that are riskier and more likely to generate losses. Securitization financings could also restrict our ability to sell assets when it would otherwise be advantageous to do so.
An increase in our borrowing costs relative to the interest we receive on our leveraged assets may adversely affect our profitability and our cash available for distribution to our stockholders.
Borrowing rates have been currently at historically low levels that may not be sustained in the long run. As our secured debt arrangements and other short-term borrowings mature, we will be required either to enter into new borrowings or to sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings. This could adversely affect the returns on our assets, which might reduce earnings and, in turn, cash available for distribution to our stockholders. In addition, because our secured debt arrangements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail our asset acquisition activities, rely more heavily on additional equity issuances, which may be dilutive to our stockholders, and/or dispose of assets.
Interest rate fluctuations could reduce the income on our assets and could increase our financing costs, which may adversely affect our earnings and our cash available for distribution to our stockholders.
Changes in interest rates will affect our operating results as such changes will affect the interest we receive on any floating rate interest bearing assets and the financing cost of our floating rate debt, as well as our interest rate swaps that we may utilize for hedging purposes. Changes in interest rates may also affect borrower default rates, which may result in losses for us. If a counterparty to our secured debt arrangements defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the secured debt arrangement, we will lose money on our secured debt arrangement.
When we engage in secured debt arrangements, we sell securities to lenders (i.e., secured debt arrangement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same securities back to us, we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We could also lose money on a secured debt arrangement if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a secured debt arrangement, the lender will be able to terminate the transaction and cease entering into any other secured debt arrangements with us. Any losses we incur on our secured debt arrangements could adversely affect our earnings and thus our cash available for distribution to stockholders.
Uncertainty regarding the London interbank offered rate ("LIBOR") may adversely impact our borrowings.
In July 2017, the U.K. Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Many of our secured debt arrangements are linked to this benchmark rate. When LIBOR ceases to exist, we may need to amend the debt agreements that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.
Our rights under our secured debt arrangements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the secured debt arrangements, which may allow our lenders to repudiate our secured debt arrangements.
In the event of our insolvency or bankruptcy, certain secured debt arrangements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable secured debt arrangements to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a secured debt arrangement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a secured debt arrangement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.
Subject to maintaining our qualification as a REIT, we may enter into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.
In addition, certain of the hedging instruments that we may enter into could involve risks since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. We cannot assure that a liquid secondary market will exist for hedging instruments that it may purchase or sell in the future, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.
Furthermore, we intend to record any derivative and hedging transactions we enter into in accordance with accounting principles generally accepted in the United States ("GAAP"). However, we may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to such derivative instruments. As a result, our operating results may suffer because losses, if any, on these derivative instruments may not be offset by a change in the fair value of the related hedged transaction or item.
Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our consolidated financial statements.
Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely adversely affect our stock price significantly.
Hedging against currency and interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in currencies and interest rates. Our hedging activity varies in scope based on the level and volatility of currency and interest rates, the type of assets held and other changing market conditions. In addition, we may fail to recalculate, readjust and execute hedges in an efficient manner.
Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce currency or interest rate risks, unanticipated changes in currency or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
RISKS RELATED TO OUR ASSETS
We cannot assure stockholders that we will be successful in consummating additional opportunities we identify which would likely materially affect our business, financial condition, liquidity and results of operations.
We cannot assure stockholders that we will be able to continue to identify additional assets that meet our investment objectives, that the Manager’s due diligence processes will uncover all relevant facts regarding such assets, that we will be successful in consummating any additional opportunities we identify or that the assets we acquire in the future will yield attractive risk-adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect our business, financial condition, liquidity and results of operations.
We may not achieve our underwritten internal rate of return on our assets which may lead to future returns that may be significantly lower than anticipated.
The calculations of our underwritten internal rates of return included in this annual report on Form 10-K or in our future periodic reports or press releases or other communications with respect to our investments are based on, among other considerations, assumptions regarding the performance of our assets, the costs of financing, the availability of our secured debt arrangements, the exercise of extension options and the absence of dispositions, early prepayments or defaults, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and may have a significant effect on the actual rate of return received on our target assets. If these assumptions fail to materialize, future returns on our investments may be significantly lower than underwritten returns. For additional discussion of factors that may affect actual returns on our investments, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations."
We may be subject to lender liability claims.
A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed "lender liability." Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure prospective investors that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.
Any credit ratings assigned to our assets will be subject to ongoing evaluations and revisions and we cannot assure stockholders that those ratings will not be downgraded.
Some of our assets may be rated by nationally recognized statistical rating organizations. Any credit ratings on our assets are subject to ongoing evaluation by credit rating agencies, and these ratings could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition. An investment grade credit rating does not provide assurance that the subject investment will not become impaired.
Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our investments.
Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.
The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and on our ability to make distributions to our stockholders.
If we own any properties, mortgage or other real estate-related loans upon a default of the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.
Acquisitions of preferred equity involve a greater risk of loss than traditional debt transactions.
We may acquire real estate preferred equity as an alternative to mezzanine loans, which involves a higher degree of risk than first mortgage loans due to a variety of factors, including the risk that, similar to mezzanine loans, such assets are subordinate to first mortgage loans and are not collateralized by property underlying the asset and, in certain instances, may not have financial performance covenants. Although as a holder of preferred equity we may enhance our position with covenants that limit the activities of the entity in which we have an interest and protect our equity by obtaining an exclusive right to control the underlying property after an event of default, should such a default occur on our asset, we would only be able to proceed against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. Further, similar to mezzanine loans, preferred equity does not ordinarily afford the holder with the full range of protections of a creditor. As a result, we may not recover some or all of our investment.
The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.
The illiquidity of commercial mortgage loans, commercial real estate corporate debt and loans and other real estate-

related debt investments may make it difficult for us to sell such assets if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain assets such as B Notes, mezzanine loans and other loans are also particularly illiquid due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, many of our assets are illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. Further, we may face other restrictions on our ability to liquidate an interest in a business entity to the extent that we or the Manager have or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
Our assets may be concentrated and are subject to risk of default.
We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Guidelines." Therefore, our assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders. Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets may result in contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets.
Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets and the economy generally. Beginning in mid-2007, global financial markets encountered a series of events from the collapse of the sub-prime mortgage market to the ensuing dramatic widening of credit spreads and corresponding broad-scale freezing of corporate lending. These events led to a significant dislocation in capital markets and created a severe shortage of debt capital for commercial real estate, a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. As a result of these conditions, many traditional commercial mortgage loan and securities investors suffered severe losses in their loan and securities portfolios and several major market participants failed or were impaired, resulting in a severe contraction in market liquidity and in a sharp reduction in the availability of credit for real estate-related assets. Further, certain lenders have been impacted by the European sovereign debt crisis. The resulting illiquidity negatively affected both the terms and availability of financing for all real estate-related assets, and generally resulted in real estate-related assets trading at significantly lower prices and higher yields compared to prior periods. Many lenders have continued to maintain tight lending standards and have reduced their lending capacity in response to the difficulties and changed economic conditions that have adversely affected the mortgage market. Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our investments. Furthermore, if these conditions persist, institutions from which we may seek financing may become insolvent or tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if it is unable to obtain cost-effective financing.
The commercial mortgage loans and other commercial real estate-related loans we acquire are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.
Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss are greater than similar risks associated with mortgage loans made on the security of one to four family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The Manager makes certain estimates of losses during its underwriting of commercial mortgage loans. However, estimates may not prove accurate, as actual results may vary from estimates. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties (including properties located in opportunity zones), changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, environmental legislation and tax legislation (for example, recent changes related to tax deductions applicable to condominiums), acts of God, terrorism, social unrest and civil disturbances.
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
B Notes and mezzanine loans we acquire may be subject to losses. The B Notes we acquire may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
As part of our whole loan origination platform, we may retain from whole loans we acquire or originate, subordinate interests referred to as B Notes. B Notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A Note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes reflect similar credit risks to comparably rated commercial mortgage-backed securities ("CMBS"). However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Similar to our B Note strategy, we may originate or acquire mezzanine loans originated after January 1, 2009, which are loans made to property owners that are secured by pledges of the borrower’s ownership interests, in whole or in part, in entities that directly or indirectly own the real property. The loan to value and last dollar of exposure of the mezzanine loans generally do not differ greatly from the whole loans we originate or acquire, with the key distinction being that the most senior portion of the loan with the least credit risk is owned by a third party lender. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, mezzanine loans are by their nature structurally subordinated to more senior property level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the property level debt and other senior debt is paid in full. Significant losses related to our B Notes or mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.
Our commercial real estate corporate debt assets and loans and debt securities of commercial real estate operating or finance companies will be subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.
We may acquire commercial real estate corporate debt and loans and debt securities of commercial real estate operating or finance companies, including REITs. These assets have special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, the debt securities are often non-collateralized and may also be subordinated to its other obligations. We acquire debt securities of companies that are not rated or are rated non-investment grade by one or more rating agencies. Assets that are not rated or are rated non-investment grade have a higher risk of default than investment grade rated assets and therefore may result in losses to us. We have not adopted any limit on such investments.
These investments will also subject us to the risks inherent with real estate-related investments, including the risks described with respect to commercial properties and similar risks, including:

•	risks of delinquency and foreclosure, and risks of loss in the event thereof;

•	the dependence upon the successful operation of, and net income from, real property;

•	risks generally incident to interests in real property; and

•	risks specific to the type and use of a particular property.
These risks may adversely affect the value of our commercial real estate operating and finance our assets and the ability of the issuers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses.
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our assets and harm our operations.
We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. In addition, our investment model may be adversely affected if there is an economic recession or if it continues longer or is deeper than we may anticipate. Declining real estate values will likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our Manager’s ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.
Our real estate assets are subject to risks particular to real property. These risks may result in a reduction or elimination of return from a loan secured by a particular property.
We may own real estate directly in the future upon a default of mortgage or other real estate-related loans. Real estate is subject to various risks, including:

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
Our non-U.S. assets may subject to us to the uncertainty of foreign laws and markets and currency rate exposure.
Our investment guidelines permit investments in non-U.S. assets, subject to the same guidelines as U.S. assets. Investments in countries outside of the United States may subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets as well as political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these assets. In addition, such assets may be denominated in currencies other than U.S. dollars which would expose us to foreign currency risk.
We maintain cash balances in our bank accounts that exceed the FDIC insurance limitation.
We regularly maintain cash balances at banks domiciled in the United States in excess of the Federal Deposit Insurance Corporation insurance limit. The failure of such bank could result in the loss of a portion of such cash balances in excess of the federally insured limit, which could materially and adversely affect our financial position.
Assets that we acquire with co-investors could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-investors' financial condition and disputes between us and our co-investors.
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

Limitations on deductibility of property taxes and mortgage interest paid related to residential properties may adversely affect the value of collateral securing certain loans in our portfolio.
Effective January 1, 2018, pursuant to H.R. 1, also known as the Tax Cuts and Jobs Act of 2017 ("TCJA"), the deductibility of property taxes and mortgage interest has become limited. This change may make home ownership less appealing for individuals, which may impact the velocity, value and our borrower’s ability to sell residential properties that secure our loan portfolio. As of December 31, 2018, $1.1 billion or 22.4% of our portfolio was secured by residential-for-sale properties, comprised of $577.0 million and $528.5 million of inventory and construction, respectively.
RISKS RELATED TO OUR TAXATION AS A REIT
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code, and our failure to qualify as a REIT or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.
We believe that we have been organized and operated and intend to continue to be organized and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the "IRS") that we qualify as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT for the subsequent four taxable years following the year in which we failed to qualify.
Complying with REIT requirements may force us to liquidate or forego otherwise attractive investments.
To qualify as a REIT, we must ensure that we meet the REIT gross income test annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of our investments in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities (25% for our taxable years beginning prior to January 1, 2018) can be represented by securities of one or more taxable REIT subsidiaries ("TRSs") and, for taxable years beginning after December 31, 2015, not more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not secured by real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt or sell assets to make such distributions.
In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% nondeductible excise tax.
In addition, our taxable income may substantially exceed our net income as determined by GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue interest and discount income on mortgage loans, CMBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, we have jointly elected with each of ACREFI I TRS, Inc. ("ACREFI TRS"), a Delaware corporation that is indirectly wholly owned by us, ARM TRS, LLC ("ARM TRS"), a Delaware corporation that is indirectly wholly owned by us, and ACREFI II TRS, Ltd. ("ACREFI II TRS"), a Cayman company that is indirectly wholly-owned by us, to treat each of ACREFI TRS, ARM TRS and ACREFI II TRS as a TRS of ours. ACREFI TRS, ARM TRS and any other domestic TRSs we own will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including ACREFI TRS, ARM TRS, ACREFI II TRS, or any other TRSs we may form. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders.
The Internal Revenue Code and the Treasury Regulations promulgated thereunder provide a specific exemption from U.S. federal income tax that applies to a non-U.S. corporation that restricts its activities in the United States to trading in stock and securities (or any activity closely related thereto) for its own account whether such trading (or such other activity) is conducted by such a non-U.S. corporation or its employees through a resident broker, commission agent, custodian or other agent. Certain U.S. stockholders of such a non-U.S. corporation are required to include in their income currently their proportionate share of the earnings of such a corporation, whether or not such earnings are distributed. ACREFI II TRS intends to operate in a manner so that it will not be subject to U.S. federal income tax on its net income. Therefore, despite the status of ACREFI II TRS as a TRS, it should generally not be subject to U.S. federal corporate income tax on its earnings. However, there is no assurance that ACREFI II TRS will successfully operate in this manner. If ACREFI II TRS were subject to U.S. federal income tax on all or a portion of its income, this would reduce the amount of cash it had available for distributions to us, which could in turn reduce the amount of cash we are able to distribute to our stockholders.
The failure of mortgage loans subject to a secured debt arrangement to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
When we enter into secured debt arrangements, we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the secured debt arrangement, in which case we could fail to qualify as a REIT.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We have and may continue to acquire and originate mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Our mezzanine loans do not always meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT, unless we are able to qualify for a statutory REIT "savings" provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
We may fail to qualify as a REIT or become subject to a penalty tax if the IRS successfully challenges our treatment of our mezzanine loans and certain preferred equity investments as debt for U.S. federal income tax purposes.
There is limited case law and administrative guidance addressing whether instruments similar to our mezzanine loans and preferred equity investments will be treated as equity or debt for U.S. federal income tax purposes. We treat our mezzanine loans and our preferred equity investments that have a debt-like fixed return and redemption date as debt for U.S. federal income tax purposes, but we do not obtain private letter rulings from the IRS or opinions of counsel on the characterization of such investments for U.S. federal income tax purposes. If such investments were treated as equity for U.S. federal income tax purposes, we would be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan or preferred equity, and we would be treated as receiving our proportionate share of the income of that entity. If that partnership or limited liability company owned nonqualifying assets, earned nonqualifying income, or earned prohibited transaction income, we may not be able to satisfy all of the REIT income or asset tests or could be subject to prohibited transaction tax. Accordingly, we could be required to pay prohibited transaction tax or fail to qualify as a REIT if the IRS does not respect our classification of our mezzanine loans and certain preferred equity investments as debt for U.S. federal income tax purposes unless we are able to qualify for a statutory REIT "savings" provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as "market discount" for U.S. federal income tax purposes. Market discount generally is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.
The TCJA, enacted in December 2017, implements various changes to the U.S. federal income tax laws that will impact the taxation of us and our stockholders. Among these changes, the TCJA generally accelerates the accrual for U.S. federal income tax purposes of certain items of income to the extent we would otherwise recognize such items of income for U.S. federal income tax purposes later than we would report such items on our financial statements. This provision of the TCJA could increase our taxable income in certain taxable years, which could impact our ability to satisfy the REIT distribution requirements. This provision generally applies to our taxable years beginning after December 31, 2017, but will apply with respect to income from a debt instrument having "original issue discount" for U.S. federal income tax purposes only for our taxable years beginning after December 31, 2018.
The "taxable mortgage pool" rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have "excess inclusion income." Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In addition, to the extent that our common stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with our TRSs is limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
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
ACREFI TRS, ARM TRS and any other domestic TRSs that we may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. In addition, while not intended, it is possible that ACREFI II TRS could be subject to U.S. federal, state, and local income tax on all or a portion of its income. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.
We are required to include in our income, on a current basis, certain earnings of ACREFI II TRS. Those income inclusions were not technically included in any of the enumerated categories of income that qualify for the REIT 95% gross income test. However, under IRS guidance, certain such income inclusions generally will constitute qualifying income for purposes of the REIT 95% gross income test.
Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our shares.
The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced rates for qualified dividends. Through taxable years ending in 2025, the TCJA permits a deduction for certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), which allows U.S. individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such qualified REIT dividends. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure or currency fluctuations will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges either (i) interest rate risk on liabilities used to carry or acquire real estate assets, (ii) currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, or (iii) an instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through ACREFI TRS, ARM TRS, ACREFI II TRS, or another TRS. This could increase the cost of our hedging activities because our TRS could be subject to tax on gains or expose us to greater risks associated with changes in interest rates and currency fluctuations than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit to us, although, subject to limitation, such losses may be carried forward to offset future taxable income of the TRS.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of shares of our common stock.
The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common stock. The TCJA, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations— Recent U.S. Federal Income Tax Legislation." Stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our common stock.
Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our principal executive office is located at 9 West 57th Street, New York, New York 10019, telephone 212-515-3200.

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange, under the symbol "ARI." On February 12, 2019, the last sales price for our common stock on the New York Stock Exchange was $18.42 per share.

Holders
As of February 12, 2019, we had 471 registered holders of our common stock. The 471 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.
Dividends
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2009 and, as such, anticipate distributing annually at least 90% of our REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction. Although we may borrow funds to make distributions, once our available capital is fully deployed, cash for such distributions is expected to be largely generated from our results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on cash available for distribution, financial condition, our ability to maintain our qualification as a REIT, and such other factors that the board of directors may deem relevant. See Item 1A. "Risk Factors," and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Russell 2000 Index (the "Russell 2000"), and the Bloomberg REIT Mortgage Index (the "BBREMTG Index"), a published industry index, from December 31, 2013 to December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 in our common stock, the Russell 2000 and the BBREMTG Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Apollo Commercial Real Estate Finance, Inc.	100.00	110.52	128.43	137.59	167.98	167.85
Russell 2000	100.00	104.83	100.27	121.36	138.97	123.65
BBREMTG Index	100.00	119.00	107.98	130.86	156.91	152.35
Securities Authorized For Issuance Under Equity Compensation Plans
During 2009, we adopted the 2009 Equity Incentive Plan (as amended from time to time, the "2009 Plan"). The 2009 Plan provides for grants of restricted common stock and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of our common stock at the time of the award. As of December 31, 2018, 3.6%, or a total of 4,846,640 shares of restricted common stock and restricted stock units ("RSUs"), had been granted and 3.9%, or 5,192,377 shares, remained available for future issuance under the 2009 Plan. (For further discussion of the 2009 Plan, see "Note 14- Share-Based Payments" to the consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this annual report on Form 10-K.)
The following table presents certain information about our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	5,192,377
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	5,192,377
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
We did not repurchase any of our equity securities from January 1, 2018 to December 31, 2018.

Item 6.	Selected Financial Data.
The selected financial data set forth below as of, and for the years ended, December 31, 2018, 2017, 2016, 2015 and 2014, has been derived from our audited consolidated financial statements.
This information should be read in conjunction with Item 1. "Business," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data."

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data:
Interest income	$403,889	$338,521	$264,376	$192,164	$123,347
Interest expense	(114,597)	(78,057)	(63,759)	(48,861)	(26,541)
Net interest income	289,292	260,464	200,617	143,303	96,806
Operating expenses	(56,894)	(52,377)	(48,371)	(26,111)	(18,111)
Income (loss) from unconsolidated joint venture	—	(2,847)	(96)	3,464	(157)
Other Income	1,438	940	1,094	1,239	34
Provision for loan losses and impairments	(20,000)	(5,000)	(15,000)	—	—
Realized gain (loss) on sale of assets	—	(42,693)	3,834	(443)	—
Unrealized gain (loss) on securities	—	37,165	(26,099)	(17,408)	4,147
Foreign currency gain (loss)	(30,335)	18,506	(29,284)	(4,894)	(4,050)
Bargain purchase gain	—	—	40,021	—	—
Loss on early extinguishment of debt	(2,573)	(1,947)	—	—	—
Gain (loss) on derivative instruments	39,058	(19,180)	31,160	4,106	4,070
Net income	219,986	193,031	157,876	103,256	82,739
Preferred dividends	(27,340)	(36,761)	(30,295)	(11,884)	(7,440)
Net income available to common stockholders	192,646	156,270	127,581	91,372	75,299
Net income per share of common stock:
Basic	$1.52	$1.54	$1.74	$1.54	$1.72
Diluted	$1.48	$1.54	$1.74	$1.54	$1.72
Dividends declared per share of common stock	$1.84	$1.84	$1.84	$1.78	$1.60
Balance Sheet Data (at period end):
Total assets	$5,095,819	$4,088,605	$3,482,977	$2,712,590	$1,837,703
Total liabilities	2,586,072	2,000,462	1,550,750	1,337,166	982,634
Total stockholders’ equity	2,509,747	2,088,143	1,932,227	1,375,424	855,069

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8. "Financial Statements and Supplementary Data" of this annual report on Form 10-K.
Overview
We are a Maryland corporation and have elected to be taxed as a REIT for U.S. federal income tax purposes. We primarily originate, acquire, invest in and manage performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments. These asset classes are referred to as our target assets.
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value-oriented investment approach in private equity, credit and real estate with assets under management of approximately $280.3 billion as of December 31, 2018.
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
Loan Portfolio Overview
The following table sets forth certain information regarding our commercial real estate debt portfolio as of December 31, 2018 ($ in thousands):

Description	Amortized Cost	Weighted- Average Coupon (1)	Weighted- Average All-in Yield (1)(2)	Secured Debt (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$3,878,981	7.1%	7.9%	$1,897,077	4.3%	$1,981,904
Subordinate loans, net	1,048,612	13.1%	14.7%	—	—	1,048,612
Total/Weighted-Average	$4,927,593	8.4%	9.3%	$1,897,077	4.3%	$3,030,516
———————

(1)	Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of December 31, 2018 on the floating rate loans.

(2)	Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees.

(3)	Gross of deferred financing costs of $17.6 million.

(4)	Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage and subordinate loan portfolios, on a loan-by-loan basis, as of December 31, 2018 ($ in millions):

Commercial Mortgage Loan Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
Urban Predevelopment	3	01/2016	$222	—		07/2019	Miami, FL
Residential-for-sale: inventory	3	03/2018	216	—		03/2021	London, UK
Hotel	3	09/2016	215	—		01/2022	Manhattan, NY
Urban Predevelopment	3	04/2017	178	—		03/2019	London, UK
Office	3	10/2018	176	22		10/2021	Manhattan, NY
Office	3	11/2017	171	—		01/2023	Chicago, IL
Retail Center (3)	5	11/2014	156	—		09/2020	Cincinnati, OH
Hotel	3	04/2018	151	3		04/2023	Honolulu, HI
Urban Predevelopment	3	03/2017	143	—		07/2020	Brooklyn, NY

Office	3	11/2017	143	105	Y	12/2022	Manhattan, NY
Hotel (1)	3	09/2015	140	—		06/2023	Manhattan, NY
Hotel	3	05/2018	139	—		06/2023	Miami, FL
Office	3	10/2018	99	86	Y	10/2023	Manhattan, NY
Hotel	3	11/2018	99	—		12/2023	Vail, CO
Hotel	3	07/2018	86	—		08/2021	Detroit, MI
Office	3	01/2018	80	108	Y	01/2022	Renton, WA
Other	2	10/2016	79	—		08/2019	Manassas, VA
Residential-for-sale: inventory	3	06/2018	78	—		06/2020	Manhattan, NY
Residential-for-sale: inventory	3	05/2018	77	5		06/2020	Brooklyn, NY
Hotel	3	03/2017	77	—		03/2022	Atlanta, GA
Multifamily	3	04/2014	76	—		07/2023	Various
Urban Predevelopment	3	07/2017	75	2		01/2019	London, UK
Office	3	12/2017	73	57		03/2022	London, UK
Residential-for-sale: inventory	3	06/2018	69	—		06/2020	London, UK
Hotel	3	12/2017	69	21	Y	12/2022	Manhattan, NY
Multifamily	3	10/2017	67	—		11/2021	Brooklyn, NY
Urban Predevelopment	3	12/2016	65	15		12/2020	Los Angeles, CA
Hotel	3	04/2018	63	—		05/2023	Scottsdale, AZ
Office	3	03/2018	61	26		04/2023	Chicago, IL
Residential-for-sale: construction	3	12/2018	60	93	Y	12/2023	Manhattan, NY
Hotel	2	01/2017	60	—		01/2022	Miami, FL
Multifamily	3	11/2014	59	—		11/2021	Various
Residential-for-sale: inventory	3	05/2018	50	—		04/2021	Manhattan, NY
Multifamily	3	05/2016	48	4		06/2019	Brooklyn, NY
Hotel	3	12/2015	42	2		12/2020	St. Thomas, USVI
Multifamily	3	10/2017	42	—		10/2022	London, UK
Multifamily	3	12/2017	42	—		01/2020	Manhattan, NY
Hotel	3	02/2018	38	—		03/2023	Pittsburgh, PA
Multifamily (3)	5	11/2014	32	—		11/2019	Williston, ND
Residential-for-sale: inventory (3)	5	02/2014	27	—		04/2019	Bethesda, MD
Residential-for-sale: construction	3	01/2018	23	56	Y	01/2023	Manhattan, NY
Mixed Use	3	07/2017	14	—		02/2019	Manhattan, NY
Residential-for-sale: construction	3	12/2018	(1)	103	Y	01/2024	Hallandale Beach, FL
Residential-for-sale: construction	2	03/2018	(1)	115	Y	03/2023	San Francisco, CA
Office	3	08/2018	(2)	197	Y	12/2022	London, UK
Commercial mortgage loans			$3,879	$1,020	12%	2.7 Years

Subordinate Loan Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
Residential-for-sale: construction (2)	3	06/2015	$183	—	Y	07/2020	Manhattan, NY
Healthcare	3	10/2016	109	—		10/2021	Various
Residential-for-sale: construction	3	12/2017	84	25	Y	06/2022	Manhattan, NY
Residential-for-sale: construction	3	02/2016	80	—	Y	02/2021	Manhattan, NY
Other	3	09/2017	72	—		09/2022	Various
Multifamily	3	10/2015	63	1		07/2019	Manhattan, NY
Residential-for-sale: construction	3	12/2017	59	—	Y	04/2023	Los Angeles, CA
Healthcare	3	01/2015	48	—		12/2019	Various
Mixed Use	3	01/2017	42	—		02/2027	Cleveland, OH
Residential-for-sale: construction (2)	3	11/2017	41	—	Y	07/2020	Manhattan, NY
Residential-for-sale: inventory	3	10/2016	35	—		10/2020	Manhattan, NY
Industrial	3	05/2013	32	—		05/2023	Various
Hotel	3	06/2015	25	—		07/2025	Phoenix, AZ
Residential-for-sale: inventory	3	06/2017	24	—		12/2020	Manhattan, NY
Multifamily	3	05/2018	20	—		05/2028	Cleveland, OH
Hotel	3	06/2015	20	—		12/2022	Washington, DC
Hotel	3	06/2018	20	—		06/2023	Las Vegas, NV
Hotel	3	02/2015	20	—		01/2020	Burbank, CA
Hotel (1)	3	09/2015	15	9		06/2023	Manhattan, NY
Office	3	07/2013	14	—		07/2022	Manhattan, NY
Mixed Use	3	12/2018	11	41	Y	12/2023	Brooklyn, NY
Office	3	09/2012	9	—		10/2022	Kansas City, MO
Hotel	3	05/2017	8	—		06/2027	Anaheim, CA
Office	3	08/2017	8	—		09/2024	Troy, MI
Mixed Use	3	07/2012	7	—		08/2022	Chapel Hill, NC
Subtotal- Subordinate loans			$1,049	$76	44%	3.0 Years

Total Loan Portfolio			$4,928	$1,096	19%	2.8 Years
———————
(1) Both loans are secured by the same property.
(2) Both loans are secured by the same property.
(3) Amortized cost for these loans is net of the recorded provisions for loan losses and impairments.

Our average asset and debt balances for the year ended December 31, 2018, were ($ in thousands):

	Average month-end balances for the year ended December 31, 2018
Description	Assets	Related debt
Commercial mortgage loans, net	$3,490,144	$1,892,286
Subordinate loans, net	1,046,097	—
Investment Activity
During the year ended December 31, 2018, we committed $3.0 billion of capital to loans ($2.1 billion of which was funded during the year ended December 31, 2018). In addition, during the year ended December 31, 2018, we funded $281.0 million for loans closed prior to 2018, and received $1.1 billion in repayments.

Net Income Available to Common Stockholders
For the years ended December 31, 2018, 2017 and 2016, our net income available to common stockholders was $192.6 million, or $1.48 per diluted share of common stock, $156.3 million, or $1.54 per diluted share of common stock, and $127.6 million, or $1.74 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands):

	Year ended December 31,			2018 vs. 2017	2017 vs. 2016
	2018	2017	2016	$	$
Net interest income:
Interest income from commercial mortgage loans	$263,709	$158,632	$102,927	$105,077	$55,705
Interest income from subordinate loans	140,180	165,291	122,394	(25,111)	42,897
Interest income from securities	—	14,598	39,055	(14,598)	(24,457)
Interest expense	(114,597)	(78,057)	(63,759)	(36,540)	(14,298)
Net interest income	289,292	260,464	200,617	28,828	59,847
Operating expenses:
General and administrative expenses	(20,470)	(20,725)	(24,983)	255	4,258
Management fees to related party	(36,424)	(31,652)	(23,388)	(4,772)	(8,264)
Total operating expenses	(56,894)	(52,377)	(48,371)	(4,517)	(4,006)
Loss from unconsolidated joint venture	—	(2,847)	(96)	2,847	(2,751)
Other income	1,438	940	1,094	498	(154)
Provision for loan losses and impairments	(20,000)	(5,000)	(15,000)	(15,000)	10,000
Realized gain (loss) on sale of assets	—	(42,693)	3,834	42,693	(46,527)
Unrealized gain (loss) on securities	—	37,165	(26,099)	(37,165)	63,264
Foreign currency gain (loss)	(30,335)	18,506	(29,284)	(48,841)	47,790
Bargain purchase gain	—	—	40,021	—	(40,021)
Loss on early extinguishment of debt	(2,573)	(1,947)	—	(626)	(1,947)
Gain (loss) on derivative instruments	39,058	(19,180)	31,160	58,238	(50,340)
Net income	$219,986	$193,031	$157,876	$26,955	$35,155

Net Interest Income

Net interest income increased by $28.8 million during the year ended December 31, 2018 as compared to the same period in 2017. The increase was primarily due to (i) a net increase in the principal balance of our loan portfolio by $1.3 billion, and (ii) a 0.92% increase in average one-month LIBOR for the year ended December 31, 2018 compared to December 31, 2017. This was partially offset by (i) an increase in interest expense due to an increase in our net debt balance of $561.6 million as of December 31, 2018 compared to December 31, 2017, and (ii) the increase in average one-month LIBOR discussed above.

Net interest income increased by $59.8 million during the year ended December 31, 2017 as compared to the same period in 2016. The increase was primarily due to (i) a net increase in the principal balance of our loan portfolio, by $985.8 million, and (ii) a 0.62% increase in average one-month LIBOR for the year ended December 31, 2017 compared to December 31, 2016. This was partially offset by (i) a decrease in the principal balance of our securities by $522.4 million, (ii) an increase in interest expense due to an increase in our net debt balance of $543.6 million as of December 31, 2017 compared to December 31, 2016, and (iii) the increase in average one-month LIBOR discussed above.
For the years ended December 31, 2018, 2017 and 2016, we recognized pre-payment penalties and accelerated fees of $2.3 million, $5.4 million, and $5.2 million, respectively.
For the years ended December 31, 2018, 2017 and 2016, we recognized payment-in-kind ("PIK") interest of $43.5 million

$25.2 million, and $24.4 million, respectively.
Operating Expenses
General and administrative expenses
General and administrative expenses decreased by $0.3 million for the year ended December 31, 2018 compared to the same period in 2017. The decrease was primarily driven by a $0.6 million decrease in general operating expenses, offset by an increase of $0.3 million of non-cash restricted stock and RSU amortization related to shares of common stock awarded under the 2009 Plan.
Excluding $11.4 million in expenses related to our merger with Apollo Residential Mortgage, Inc. (the "AMTG Merger") in 2016, general and administrative expenses increased by $7.1 million for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily driven by an increase of $6.2 million of non-cash restricted stock and RSU amortization related to shares of common stock awarded under the 2009 Plan and a $0.9 million increase in general operating expenses.
Management fees to related party
Management fee expense increased by $4.8 million and $8.3 million during the year ended December 31, 2018, as compared to the same period in 2017, and during the year ended December 31, 2017, as compared to the same period in 2016, respectively. The increase is primarily attributable to an increase in our stockholders’ equity (as defined in the Management Agreement) as a result of us completing follow-on public offerings of 13,800,000 and 15,525,000 shares of our common stock in June 2017 and March 2018, respectively. Additionally, during the year ended December 31, 2018, we issued 10,828,475 shares of our common stock related to exchanges and conversions of the 2019 Notes. This increase was partially offset due to the redemption of our 8.625% Series A Cumulative Redeemable Perpetual Preferred Stock ("Series A Preferred Stock") in August 2017.
Management fees and the relationship between us and the Manager under the Management Agreement are discussed further in the accompanying consolidated financial statements, in "Note 13 - Related Party Transactions."
Income from unconsolidated joint venture
Income from unconsolidated joint ventures consists of activity related to our ownership interest in Champ Limited Partnership, a financial services company ("Champ LP"). In September 2014, through a wholly owned subsidiary, we acquired a 59% ownership interest in Champ LP. In May 2017, we sold our remaining ownership interest in Champ LP to unaffiliated third parties. As such, in 2018 we no longer held any interest in Champ LP.
Provision for loan losses and impairments

During the years ended December 31, 2018, 2017 and 2016, we recorded $20.0 million, $5.0 million, and $15.0 million for provision for loan losses and impairment, respectively. During the fourth quarter of 2018, we recorded a $15.0 million loan loss provision and impairment against a commercial mortgage loan secured by a retail center located in Cincinnati, OH. The entity that we are a part of and owns the underlying property was deemed to be a variable interest entity ("VIE") and it was determined that we are not the primary beneficiary of that VIE. We have recorded $10.0 million loan loss provision and impairment against a commercial mortgage loan secured by a fully-built, for-sale residential condominium units located in Bethesda, MD. This was comprised of (i) $5.0 million loan loss provision recorded during the second quarter of 2018, and (ii) $2.0 million loan loss provision and $3.0 million of impairment recorded during the second quarter of 2017. The impairment was recorded on an investment previously recorded under other assets on our consolidated balance sheet. During the year ended December 31, 2016, we recorded loan loss provision of $10.0 million on a multifamily commercial mortgage loan and $5.0 million on a multifamily subordinate loan secured by a multifamily property located in Williston, ND.
Net unrealized and realized gain (loss) on sale of assets

Net unrealized and realized loss on the sale of assets for the years ended December 31, 2017 and 2016 were $5.5 million and $22.3 million, respectively. We have not held any securities since December 2017.
Derivative instruments and foreign currency gain and (loss)
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars. We also use interest rate swaps and caps to manage exposure to variable cash flows on portions of our borrowings under secured debt arrangements. Interest rate swap and cap agreements allow us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the years ended December 31, 2018, 2017, and 2016 were $8.7 million, $(0.7) million, and $1.9 million, respectively.
Dividends
For the years ended December 31, 2018, 2017, and 2016, we declared the following dividends:

Dividends declared per share of:	2018	2017	2016
Common Stock (1)	$1.84	$1.84	$1.84
Series A Preferred Stock (2)	N/A	1.19	2.16
Series B Preferred Stock	2.00	2.00	2.00
Series C Preferred Stock	2.00	2.00	1.00

(1)
As our aggregate 2018 distributions exceeded our earnings and profits, $0.46 of the January 2019 distribution declared in the fourth quarter of 2018 are payable to common stockholders of record as of December 31, 2018 will be treated as a 2019 distribution for U.S. federal income tax purposes.

(2)	The Series A Preferred Stock shares were redeemed in full in August 2017.
Subsequent Events
Refer to "Note 21 - Subsequent Events" to the audited consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2018.

Factors Impacting Operating Results

Our results of operations are affected by a number of factors and primarily depend on, among other things, the level of the interest income from target assets, the market value of our assets and the supply of, and demand for, commercial mortgage loans, commercial real estate corporate debt and loans and other real estate-related debt investments in which we invest, and the financing and other costs associated with our business. Interest income and borrowing costs may vary as a result of changes in interest rates and the availability of financing, each of which could impact the net interest income we receive on our assets. Our operating results may also be impacted by conditions in the financial markets, credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose commercial mortgage loans are held directly by us.

Changes in market interest rates. With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of commercial mortgage loans and commercial real estate corporate debt and loans to decline; (iii) coupons on variable rate commercial mortgage loans and commercial real estate corporate debt and loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of our investments, prepayments on commercial mortgage loan and commercial real estate corporate debt and loans portfolio to slow, and (v) to the extent that we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of commercial mortgage loan and commercial real estate corporate debt and loans portfolio to increase; (iii) coupons on variable rate commercial mortgage loans and commercial real estate corporate debt and loans to reset, although on a delayed basis, to lower interest rates; (iv) to the extent applicable under the terms of our investments, prepayments on commercial mortgage loan and commercial real estate corporate debt and loan portfolio to increase, and (v) to the extent that we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

Credit risk. One of our strategic focuses is acquiring assets which are believed to be of high credit quality. Management believes this strategy will generally keep credit losses and financing costs low. However, we are subject to varying degrees of credit risk in connection with our target assets. The Manager seeks to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses and by deploying a value-driven approach to underwriting and diligence, consistent with the Manager’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Manager seeks to enhance its due diligence and underwriting efforts by accessing the Manager’s extensive knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.

Size of portfolio. The size of our portfolio of assets, as measured by the aggregate principal balance of commercial mortgage-related loans and the other assets owned is also a key revenue driver. Generally, as the size of our portfolio grows, the amount of interest income received increases. A larger portfolio, however, may result in increased expenses as we may incur additional interest expense to finance the purchase of assets.

Market conditions. The commercial real estate lending market has recovered from the downturn experienced as part of the correction in the global financial markets which began in mid-2007. Property values in many markets and across multiple property types have recovered and the lending market is functioning with both established and new entrants. Based on the current market dynamics, including significant upcoming commercial real estate debt maturities, there remains a compelling opportunity for us to invest capital in our target assets at attractive risk adjusted returns. We will continue to focus on underlying real estate value, and transactions that benefit from our ability to execute complex and sophisticated transactions.
During and immediately following the financial crisis, due to the prevalence of lenders granting extensions across the commercial mortgage loan industry, the demand for new capital to refinance maturing commercial mortgage debt was somewhat tempered. This trend has largely abated as many borrowers refinance legacy loans and pursue new acquisitions.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. The most critical accounting policies involve decisions and assessments that affect our reported assets and liabilities, as well as reported revenues and expenses. We believe that all of the decisions and assessments upon which these financial statements are based are reasonable based upon information currently available to us. The accounting policies and estimates that we consider to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Provisions for Loan Losses and Risk Ratings
Our loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.
We evaluate loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including making assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees.
We assess the risk factors of each loan, and assign a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio ("LTV"), debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

1. Very low risk
2. Low risk
3. Moderate/average risk
4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or has been impaired

The following table allocates the carrying value of our loan portfolio based on our internal risk ratings:

	December 31, 2018			December 31, 2017
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—%	—	$—	—%
2	3	138,040	3%	5	399,326	10%
3	63	4,573,930	93%	51	3,034,358	83%
4	—	—	—%	1	168,208	5%
5	3	215,623	4%	2	77,866	2%
	69	$4,927,593	100%	59	$3,679,758	100%
During the fourth quarter of 2018, we recorded a $15.0 million loan loss provision against one commercial mortgage loan, secured by a retail center in Cincinnati, Ohio, with a principal balance of $169.0 million. The entity that we are a part of and owns the underlying property was deemed to be a VIE and it was determined that we are not the primary beneficiary of that VIE. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using the direct capitalization method. The significant unobservable inputs used in determining the collateral value were in-place net operating income and capitalization rate which were $10.5 million and 6.75%, respectively. As of December 31, 2018 and 2017, this loan was assigned a risk rating of 5 and 4, respectively.
We have recorded $10.0 million loan loss provision and impairment against a commercial mortgage loan secured by a fully-built, for-sale residential condominium units located in Bethesda, MD. This was comprised of (i) $5.0 million loan loss recorded during the second quarter of 2018, and (ii) $2.0 million loan loss provision and $3.0 million of impairment recorded during the second quarter of 2017. The impairment was recorded on an investment previously recorded under other assets on our consolidated balance sheet. The loan loss provision and impairment were based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $662 per square foot across properties and 15%, respectively. Effective April 1, 2017, we ceased accruing all interest associated with the loan and accounts for the loan on a cost-recovery basis (all proceeds are applied towards the loan balance). As of December 31, 2018 and 2017, this loan was assigned a risk rating of 5.
During 2016, we recorded loan loss provision of $10.0 million on a commercial mortgage loan and $5.0 million on a contiguous subordinate loan secured by a multifamily property located in Williston, ND. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were terminal capitalization rate and discount rate which were 11% and 10%, respectively. The entity that we are a part of and owns the underlying property was deemed to be a VIE and it was determined that we are not the primary beneficiary of that VIE. We ceased accruing interest associated with the loan and only recognize interest income upon receipt of cash. As of December 31, 2018 and 2017, this loan was assigned a risk rating of 5.

Interest Income Recognition
Interest income on commercial mortgage loans, subordinate loans, and CMBS is accrued based on the actual coupon rate adjusted for accretion of any purchase discounts, the amortization of any purchase premiums and the accretion of any deferred fees, in accordance with GAAP. We have not held CMBS since 2017.

Hedging Instruments and Hedging Activities
Consistent with maintaining our qualification as a REIT, in the normal course of business, we use a variety of derivative financial instruments to manage, or hedge, interest rate and foreign currency risk. Derivatives are used for hedging purposes rather than speculation. We determine their fair value and obtain quotations from a third party to facilitate the process in determining these fair values. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.
GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. To the extent the instrument qualifies for hedge accounting, the fair value adjustments will be recorded as a component of other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings. Whenever we decide not to pursue hedge accounting, the fair value adjustments will be recorded in earnings immediately based on changes in the fair market value of those instruments. We have not designated any of our derivative instruments as hedges under GAAP and therefore, changes in the fair value of our derivatives are recorded directly in earnings.
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

Recent Accounting Pronouncements
For a description of our adoption of new accounting pronouncements and the impact thereof on our business, see "Note 2 - Summary of Significant Accounting Policies" to the accompanying consolidated financial statements.
Recent U.S. Federal Income Tax Legislation
On December 22, 2017, Congress enacted TCJA. The TCJA made major changes to the Internal Revenue Code, including the reduction of the tax rates applicable to individuals and subchapter C corporations, a reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense), permitting immediate expensing of capital expenditures and significant changes in the taxation of earnings from non-U.S. sources. The effect of the significant changes made by the TCJA is highly uncertain, and additional administrative guidance is still required in order to fully evaluate the effect of many provisions. Technical corrections or other amendments to the new rules, and additional administrative guidance interpreting these new rules, may be forthcoming at any time but may also be significantly delayed. While we do not currently expect this reform to have a significant impact to our consolidated financial statements, stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our common stock.
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
Debt-to-Common Equity Ratio
The following table presents our debt-to-common equity ratio:

	December 31, 2018	December 31, 2017
Debt-to-Common Equity Ratio (1)	1.1x	0.9x
———————
(1) Represents total secured debt arrangements and convertible senior notes, net, less cash and cash equivalents and loan proceeds held by servicer to common equity.
Our primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See "Results of Operations – Investments" above for a summary of interest rates related to our investment portfolio as of December 31, 2018.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In May 2017, through two indirect wholly-owned subsidiaries, we entered into the Fifth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. The JPMorgan Facility provides for maximum total borrowing capacity of $1.4 billion, comprised of a $1.25 billion repurchase facility and a $132.0 million asset specific financing and enables us to elect to receive advances in either U.S. dollars, British pounds ("GBP") or Euros ("EUR"). The repurchase facility matures in June 2020, plus a one-year extension available at our option, subject to certain conditions. The asset specific financing matures in February 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of December 31, 2018, we had $728.6 million (including £38.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Repurchase Facility
In April 2018, through an indirect wholly-owned subsidiary, we entered into a Second Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch, which was upsized in September 2018, and provides for advances of up to $1.0 billion for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in either U.S. dollars, GBP, or EUR. Additionally, we have a $54.7 million of asset specific financing with Deutsche Bank in connection with financing a first mortgage loan secured by real estate. The repurchase facility matures in March 2020, plus a one-year extension available at our option, subject to certain conditions. The asset specific financing matures in April 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of December 31, 2018, we had $570.6 million (including £118.3 million assuming conversion into U.S. dollars) of borrowings outstanding under the DB Repurchase Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA, which provides for advances of up to $300.0 million and matures in November 2019, plus a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of the seller under the Goldman Facility.
As of December 31, 2018, we had $210.1 million of borrowings outstanding under the Goldman Facility.
CS Facility - USD
In July 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - USD matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of December 31, 2018, we had $187.1 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - GBP matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of December 31, 2018, we had $151.8 million (£119.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the CS Facility - GBP secured by one of our commercial mortgage loans.
HSBC Facility
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility matures in December 2019 and unless terminated by either party, automatically extends for further periods prior to maturity. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.

As of December 31, 2018, we had $48.8 million (£38.3 million assuming conversion into U.S. dollars) of borrowings outstanding under the HSBC Facility secured by one of our commercial mortgage loans.
Convertible Senior Notes, Net
In two separate offerings during 2014, we issued an aggregate principal amount of $254.8 million of the 2019 Notes, for which we received aggregate net proceeds of approximately $248.6 million, after deducting the underwriting discount and estimated offering expenses payable by us.
During the year ended December 31, 2018, we exchanged or converted $220.3 million in aggregate principal amount of the 2019 Notes as follows:
(i) on August 2, 2018, we entered into privately negotiated exchange agreements with a limited number of holders of the 2019 Notes pursuant to which we exchanged $206.2 million of the 2019 Notes for an aggregate of (a) 10,020,328 newly issued shares of our common stock, and (b) $39.3 million in cash. We recorded $166.0 million of additional paid-in-capital in the consolidated statement of changes in stockholders' equity in connection with these transactions,
(ii) certain holders elected to convert $14.1 million of the 2019 Notes through multiple transactions for an aggregate of (a) 808,148 newly issued shares of our common stock, and (b) $0.2 million in cash. We recorded $13.9 million of additional paid-in-capital in the consolidated statement of changes in stockholders' equity in connection with these transactions.
During the year ended December 31, 2018, we recorded a loss on early extinguishment of debt of $2.6 million in connection with the exchanges and conversions of the 2019 Notes. This includes fees and accelerated amortization of capitalized costs. There was no such loss related to the 2019 Notes during the years ended December 31, 2017 and 2016.
At December 31, 2018, the outstanding 2019 Notes had a carrying value of $34.3 million and an unamortized discount of $0.2 million.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of the 2022 Notes, for which we received aggregate net proceeds of approximately $337.5 million, after deducting the underwriting discount and estimated offering expenses payable by us. At December 31, 2018, the 2022 Notes had a carrying value of $335.3 million and an unamortized discount of $9.7 million.
During the fourth quarter of 2018, we issued $230.0 million of the 2023 Notes, for which we received net proceeds of approximately $223.7 million, after deducting the underwriting discount and estimated offering expenses payable by us. At December 31, 2018, the 2023 Notes had a carrying value of $222.4 million and an unamortized discount of $7.6 million.
Cash Generated from Equity Offerings
During the first quarter of 2018, we completed a follow-on public offering of 15,525,000 shares of our common stock, at a price of $17.77 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $275.9 million after deducting the underwriting discount and estimated offering expenses payable by us.
During the second quarter of 2017, we completed a follow-on public offering of 13,800,000 shares of our common stock, at a price of $18.05 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $248.9 million after deducting the underwriting discount and estimated offering expenses payable by us.
During the fourth quarter of 2016, we completed a follow-on public offering of 10,500,000 shares of our common stock, at a price of $16.97 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $177.8 million after deducting the underwriting discount and estimated offering expenses payable by us.
AMTG Merger. In addition, we issued common and preferred equity in connection with the AMTG Merger as described in "Note 19 - Business Combination" to the accompanying consolidated financial statements.
Other Potential Sources of Financing
Our primary sources of cash currently consist of cash available, which was $109.8 million as of December 31, 2018,

principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings.
We maintain policies relating to our borrowings and use of leverage. See "Leverage Policies" below. In the future, we may seek to raise further equity or debt capital or engage in other forms of borrowings in order to fund future investments or to refinance expiring indebtedness.
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

The board of directors must approve any change in these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of December 31, 2018 are summarized as follows ($ in thousands):

	Less than 1 year (3)	1 to 3 years (3)	3 to 5 years (3)	More than 5 years (3)	Total
Secured debt arrangements (1)	$784,888	$1,243,068	$—	$—	$2,027,956
Convertible senior notes, net	63,622	57,500	608,377	—	729,499
Unfunded loan commitments (2)	476,038	619,560	—	—	1,095,598
Total	$1,324,548	$1,920,128	$608,377	$—	$3,853,053
———————

(1)	Based on the applicable benchmark rates as of December 31, 2018 on the floating rate debt for interest payments due.

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

Loan Commitments.    As of December 31, 2018, we had $1.1 billion of unfunded loan commitments, comprised of

$1,019.6 million related to our commercial mortgage loan portfolio, and $76.0 million related to our subordinate loan portfolio.
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
The current term of the Management Agreement currently runs through September 29, 2019. Absent certain action by the independent directors of our board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one-year term. The Management Agreement may be terminated upon expiration of the one-year term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Management Agreement are not fixed and determinable. Following a meeting by our independent directors in February 2019, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to terminate the Management Agreement.
Forward Currency Contracts. We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars. We have entered into a series of forward contracts to sell an amount of foreign currency (British pounds) for an agreed upon amount of U.S. dollars at various dates through November 2020. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments. Refer to "Note 11 - Derivatives, Net" to the accompanying consolidated financial statements for details regarding our forward contracts.
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
Dividends
We intend to continue to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that we pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We generally intend over time to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Any distributions we make are at the discretion of our board of directors and depend upon, among other things, our actual results of operations. These results and our ability to pay distributions are affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
As of December 31, 2018, we had 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July, and October: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On or after September 21, 2020, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
As of December 31, 2018, we had 6,900,000 shares of 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series C Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the last day of each January, April, July, and October, at the rate of 8.00% per annum of the $25.00 per share liquidation preference (equivalent to $2.00 per annum per share). Except under certain limited circumstances, the Series C Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. We may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.

Non-GAAP Financial Measures

Operating Earnings
For the years ended December 31, 2018, 2017, and 2016, our Operating Earnings were $223.4 million, or $1.78 per share, $147.9 million, or $1.46 per share, and $136.9 million, or $1.87 per share, respectively. Operating Earnings is a non-GAAP financial measure that we define as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses and impairments. Beginning with the quarter ended September 30, 2016, we slightly modified our definition of Operating Earnings to include realized gains (losses) on currency swaps related to interest income on investments denominated in a currency other than U.S. dollars. In addition, beginning with the quarter ended December 31, 2018, we further modified our definition of Operating Earnings to include the impact from forward points on our foreign currency hedges, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms. These amounts are not included in GAAP net income. In order to conform to the 2018 year end presentation, which incorporates this modification, prior year Operating Earnings results presented below have been modified accordingly. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors.
The weighted-average diluted shares outstanding used for Operating Earnings has been adjusted from weighted- average diluted shares under GAAP to exclude shares issued from a potential conversion of the Notes. Consistent with the treatment of other unrealized adjustments to Operating Earnings, these potentially issuable shares are excluded until a conversion occurs, which we believe is a useful presentation for investors ($ in thousands, except Price).

	For the year ended December 31, 2018 (3)

Weighted-Averages	Face	Price	Shares
Weighted-average diluted shares - GAAP			153,821,515
2019 Notes (1)	$167,264	$17.31	(9,644,920)
2022 Notes	$345,000	$19.91	(17,327,970)
2023 Notes (2)	$230,000	$20.53	(2,701,552)
Unvested RSUs	N/A	N/A	1,612,676
Weighted-average diluted shares - Operating Earnings			125,759,749
———————
(1) Face and Price represent the weighted-average balances during the period.
(2) The 2023 Notes were issued on October 5, 2018, however the weighted-average of the potentially issuable shares due to conversion are taken over the full year.
(3) This reconciliation only applies to the year ended December 31, 2018 because in reporting periods prior to 2018, the treasury stock method was used when determining the potential share dilution from the Notes in the computation of earnings per share.

Computation of Share Count for Operating Earnings
	For the year ended December 31,
	2018	2017	2016
Basic weighted-average shares of common stock outstanding	124,147,073	99,859,153	72,371,374
Weighted-average unvested RSUs	1,612,676	1,373,457	933,727
Weighted-average diluted shares - Operating Earnings	125,759,749	101,232,610	73,305,101

In order to evaluate the effective yield of the portfolio, we use Operating Earnings to reflect the net investment income of our portfolio as adjusted to include the net interest expense related to our derivative instruments. Operating Earnings allows us to isolate the net interest expense associated with our swaps in order to monitor and project our full cost of borrowings. We also believe that our investors use Operating Earnings, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers and, as such, we believe that the disclosure of Operating Earnings is useful to our investors. In addition, we have previously disclosed that we have disposed of all of our CMBS as of December 31, 2017 and, as discussed in "Note 10 - Convertible Senior Notes, Net," we recorded a loss on early extinguishment of debt associated with exchanges and conversions of the 2019 Notes. Accordingly, we have disclosed Operating Earnings excluding realized loss and costs from sale of CMBS and loss on early extinguishment of debt because we believe it is useful to investors to present the results of our ongoing operations while excluding the effects associated with the disposal of our CMBS and the loss on early extinguishment of debt, which are non-recurring events and not reflective of our ongoing operations. Forward points effectively convert our foreign rate exposure to USD LIBOR, which we believe is a better reflection of our operating results and we believe the inclusion of the resulting gain or loss in Operating Earnings is useful to our investors.
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

The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings ($ in thousands):

	Year ended December 31,
	2018	2017	2016
Net income available to common stockholders	$192,646	$156,270	$127,581
Adjustments:
Equity-based compensation expense	13,588	13,314	7,090
Unrealized (gain) loss on securities	—	(37,165)	26,099
(Gain) loss on derivative instruments	(39,058)	19,180	(31,160)
Foreign currency (gain) loss, net	30,335	(18,506)	29,284
Net realized gains relating to interest and forward points on foreign currency hedges, net	1,935	601	600
Amortization of the Notes related to equity reclassification	3,958	3,046	2,344
Loss from unconsolidated joint venture	—	2,847	96
Provision for loan losses and impairments	20,000	5,000	15,000
Series A preferred stock redemption charge	—	3,016	—
Bargain purchase gain	—	—	(40,021)
Realized gain from unconsolidated joint venture	—	346	—
Total adjustments:	30,758	(8,321)	9,332
Operating Earnings	$223,404	$147,949	$136,913

Realized loss and costs from sale of CMBS(1)	—	44,640	1,470
Loss on early extinguishment of debt	2,573	—	—
Operating Earnings excluding realized loss and costs from sale of CMBS and loss on early extinguishment of debt	225,977	192,589	138,383
Basic and diluted Operating Earnings per share of common stock	$1.78	$1.46	$1.87
Basic and diluted Operating Earnings excluding realized loss and costs from sale of CMBS and loss on early extinguishment of debt per share of common stock	$1.80	$1.90	$1.89
Basic weighted-average shares of common stock outstanding	124,147,073	99,859,153	72,371,374
Weighted-average diluted shares - Operating Earnings	125,759,749	101,232,610	73,305,101
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

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following December 31, 2018, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)	Increase to net interest income (per share) (1)	Decrease to net interest income(1) (2)	Decrease to net interest income (per share)(1) (2)
USD	$2,320,602	$11,603	$0.09	$(11,107)	$(0.08)
GBP	304,946	1,525	0.01	(1,088)	(0.01)
Total:	$2,625,548	$13,128	$0.10	$(12,195)	$(0.09)
———————
(1) Any such hypothetical impact on interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising or falling interest rate environment. Further, in the event of a change in interest rates of that magnitude, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
(2) Certain of our floating rate loans are subject to a LIBOR floor.
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
Currency Risk
Some of our loans and secured debt arrangements are denominated in a foreign currency and subject to risks related to fluctuations in currency rates. We mitigate this exposure through foreign currency forward contracts, which match the net principal and interest of our foreign currency loans and secured debt arrangements.

Item 8.	Financial Statements and Supplementary Data.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Apollo Commercial Real Estate Finance, Inc.
New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission "COSO".
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) "PCAOB" and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 13, 2019

We have served as the Company's auditor since 2009.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share data)

	December 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$109,806	$77,671
Commercial mortgage loans, net (includes $3,197,900 and $2,148,368 pledged as collateral under secured debt arrangements in 2018 and 2017, respectively)	3,878,981	2,653,826
Subordinate loans, net	1,048,612	1,025,932
Loan proceeds held by servicer	1,000	302,756
Other assets	33,720	28,420
Derivative assets, net	23,700	—
Total Assets	$5,095,819	$4,088,605
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $17,555 and $14,348 in 2018 and 2017, respectively)	$1,879,522	$1,330,847
Convertible senior notes, net	592,000	584,897
Derivative liabilities, net	—	5,644
Accounts payable, accrued expenses and other liabilities	104,746	70,906
Payable to related party	9,804	8,168
Total Liabilities	2,586,072	2,000,462
Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series B preferred stock, 6,770,393 shares issued and outstanding ($169,260 aggregate liquidation preference) in 2018 and 2017	68	68
Series C preferred stock, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference) in 2018 and 2017	69	69
Common stock, $0.01 par value, 450,000,000 shares authorized, 133,853,565 and 107,121,235 shares issued and outstanding in 2018 and 2017, respectively	1,339	1,071
Additional paid-in-capital	2,638,441	2,170,078
Accumulated deficit	(130,170)	(83,143)
Total Stockholders’ Equity	2,509,747	2,088,143
Total Liabilities and Stockholders’ Equity	$5,095,819	$4,088,605

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Net interest income:
Interest income from commercial mortgage loans	$263,709	$158,632	$102,927
Interest income from subordinate loans	140,180	165,291	122,394
Interest income from securities	—	14,598	39,055
Interest expense	(114,597)	(78,057)	(63,759)
Net interest income	289,292	260,464	200,617
Operating expenses:
General and administrative expenses (includes equity-based compensation of $13,588 in 2018, $13,314 in 2017, and $7,090 in 2016)	(20,470)	(20,725)	(24,983)
Management fees to related party	(36,424)	(31,652)	(23,388)
Total operating expenses	(56,894)	(52,377)	(48,371)
Loss from unconsolidated joint venture	—	(2,847)	(96)
Other income	1,438	940	1,094
Provision for loan losses and impairments	(20,000)	(5,000)	(15,000)
Realized gain (loss) on sale of assets	—	(42,693)	3,834
Unrealized gain (loss) on securities	—	37,165	(26,099)
Foreign currency gain (loss)	(30,335)	18,506	(29,284)
Bargain purchase gain	—	—	40,021
Loss on early extinguishment of debt	(2,573)	(1,947)	—
Gain (loss) on derivative instruments (includes unrealized gains (losses) of $29,345 in 2018, $(11,523) in 2017, and $2,608 in 2016)	39,058	(19,180)	31,160
Net income	$219,986	$193,031	$157,876
Preferred dividends	(27,340)	(36,761)	(30,295)
Net income available to common stockholders	$192,646	$156,270	$127,581
Net income per share of common stock:
Basic	$1.52	$1.54	$1.74
Diluted	$1.48	$1.54	$1.74
Basic weighted-average shares of common stock outstanding	124,147,073	99,859,153	72,371,374
Diluted weighted-average shares of common stock outstanding	153,821,515	101,232,610	73,305,101

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income available to common stockholders	$192,646	$156,270	$127,581
Foreign currency translation adjustment	—	3,811	(638)
Comprehensive income	$192,646	$160,081	$126,943

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Par	Shares	Par
Balance at December 31, 2015	11,450,000	$115	67,195,252	$672	$1,410,138	$(32,328)	$(3,173)	$1,375,424
Capital increase related to Equity Incentive Plan	—	—	236,782	2	4,459	—	—	4,461
Issuance of common stock	—	—	10,500,000	105	178,080	—	—	178,185
Issuance of common stock - AMTG Merger	—	—	13,398,586	134	218,263	—	—	218,397
Issuance of restricted common stock	—	—	92,056	1	—	—	—	1
Issuance of preferred stock - AMTG Merger	6,900,000	69	—	—	172,431	—	—	172,500
Offering Costs	—	—	—	—	(361)	—	—	(361)
Net Income	—	—	—	—	—	157,876	—	157,876
Change in other comprehensive loss	—	—	—	—	—	—	(638)	(638)
Dividends declared on preferred stock	—	—	—	—	—	(30,295)	—	(30,295)
Dividends declared on common stock- $1.84 per share	—	—	—	—	—	(143,323)	—	(143,323)
Balance at December 31, 2016	18,350,000	$184	91,422,676	$914	$1,983,010	$(48,070)	$(3,811)	$1,932,227
Capital increase related to Equity Incentive Plan	—	—	200,859	3	10,977	—	—	10,980
Issuance of common stock	—	—	15,470,000	154	279,673	—	—	279,827
Issuance of restricted common stock(1)	—	—	27,700	—	—	—	—	—
Redemption of preferred stock	(4,679,607)	(47)	—	—	(116,955)	—	—	(117,002)
Preferred stock redemption charge	—	—	—	—	3,016	—	—	3,016
Issuance of Notes	—	—	—	—	11,002	—	—	11,002
Offering costs	—	—	—	—	(645)	—	—	(645)
Net income	—	—	—	—	—	193,031	—	193,031
Change in other comprehensive loss	—	—	—	—	—	—	3,811	3,811
Dividends declared on preferred stock	—	—	—	—	—	(36,761)	—	(36,761)
Dividends declared on common stock- $1.84 per share	—	—	—	—	—	(191,343)	—	(191,343)
Balance at December 31, 2017	13,670,393	$137	107,121,235	$1,071	$2,170,078	$(83,143)	$—	$2,088,143
Capital increase related to Equity Incentive Plan	—	—	378,855	5	8,809	—	—	8,814
Issuance of common stock	—	—	15,525,000	155	275,724	—	—	275,879
Issuance of Notes	—	—	—	—	4,406	—	—	4,406
Exchange of Notes for common stock	—	—	10,828,475	108	179,908	—		180,016
Offering costs	—	—	—	—	(484)	—	—	(484)
Net income	—	—	—	—	—	219,986	—	219,986
Dividends declared on preferred stock	—	—	—	—	—	(27,340)	—	(27,340)
Dividends declared on common stock - $1.84 per share	—	—	—	—	—	(239,673)	—	(239,673)
Balance at December 31, 2018	13,670,393	$137	133,853,565	$1,339	$2,638,441	$(130,170)	$—	$2,509,747
(1) Rounds to zero.

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (in thousands)

	For the year ended December 31,
	2018	2017	2016
Cash flows (used in) provided by operating activities:
Net income	$219,986	$193,031	$157,876
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(64,269)	(48,062)	(10,679)
Amortization of deferred financing costs	11,186	6,669	4,607
Equity-based compensation	8,809	10,977	4,464
Unrealized (gain) loss on securities	—	(37,165)	26,099
Provision for loan losses and impairment	20,000	5,000	15,000
Loss from unconsolidated joint venture	—	2,259	97
Foreign currency (gain) loss	29,617	(18,645)	28,790
Unrealized (gain) loss on derivative instruments	(29,345)	11,523	(2,608)
Loss on early extinguishment of debt	2,573	—	—
Realized (gain) loss on derivative instruments	—	289	(28,552)
Realized (gain) loss on sale of assets	—	42,693	(3,834)
Bargain purchase gain	—	—	(40,021)
Changes in operating assets and liabilities:
Proceeds received from PIK	75,652	—	5,004
Other assets	(10,198)	(5,192)	(25,579)
Loan proceeds held by servicer	—	(6,306)	—
Accounts payable, accrued expenses and other liabilities	317	(3,351)	(8,496)
Payable to related party	1,636	1,153	1,718
Net cash (used in) provided by operating activities	265,964	154,873	123,886
Cash flows used in investing activities:
New funding of commercial mortgage loans	(1,849,100)	(1,136,252)	(625,800)
Add-on funding of commercial mortgage loans	(131,718)	(82,240)	(224,611)
New funding of subordinate loans	(220,809)	(497,629)	(209,119)
Add-on funding of subordinate loans	(149,238)	(112,637)	(76,199)
Proceeds and payments received on commercial mortgage loans	675,140	218,002	205,226
Proceeds and payments received on subordinate loans	610,051	376,727	117,149
Origination and exit fees received on commercial mortgage and subordinate loans	41,822	27,904	12,500
Funding of unconsolidated joint venture	—	(726)	(362)
Funding of other assets	—	(1,379)	(1,640)
Proceeds (payments) on settlements of derivative instruments	—	(201)	28,552
Increase (decrease) in collateral held related to derivative contracts	24,930	(4,952)	2,480
Payments and proceeds received on securities	—	468,171	140,228
Proceeds from sale of investments in unconsolidated joint venture	—	24,498	—
Payments received on other assets	—	—	132
Proceeds from sale of AMTG assets, net	—	—	1,508,198
ARI Investment in AMTG, net of cash acquired	—	—	189,795
Net cash (used in) provided by investing activities	(998,922)	(720,714)	1,066,529
Cash flows from financing activities:
Proceeds from issuance of common stock	275,879	279,816	178,185
Redemption of preferred stock	—	(116,990)	—
Payment of offering costs	(484)	(924)	(406)
Proceeds from secured debt arrangements	2,153,846	1,239,515	721,992
Repayments of secured debt arrangements	(1,580,343)	(1,045,614)	(501,200)
Repayments of AMTG repurchase agreement borrowings	—	—	(1,254,517)
Proceeds from issuance of Notes	226,550	343,275	—
Exchanges and conversions of Notes	(40,461)	—	—
Repayments of participations sold	—	(85,081)	(4,372)
Payment of deferred financing costs	(15,337)	(14,254)	(4,017)
Dividends on common stock	(227,217)	(183,877)	(132,213)
Dividends on preferred stock	(27,340)	(35,807)	(27,956)
Net cash (used in) provided by financing activities	765,093	380,059	(1,024,504)
Net increase (decrease) in cash and cash equivalents	32,135	(185,782)	165,911
Cash, cash equivalents, and restricted cash, beginning of period	77,671	263,453	97,542
Cash, cash equivalents, and restricted cash, end of period	$109,806	$77,671	$263,453
Supplemental disclosure of cash flow information:
Interest paid	$97,880	$55,835	$52,708
Supplemental disclosure of non-cash financing activities:
Exchange of Notes for common stock	$180,016	$—	$—
Dividend declared, not yet paid	$69,033	$56,576	$51,278
Offering costs payable	$—	$—	$279
Loan proceeds held by servicer	$1,000	$302,756	$—
Fair value of assets acquired from AMTG	$—	$—	$1,936,260
Fair value of liabilities assumed from AMTG	$—	$—	$(1,285,183)
Fair value of common stock issued to AMTG	$—	$—	$218,397
Fair value of preferred stock issued to AMTG	$—	$—	$172,500

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Organization
Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the "Company," "ARI," "we," "us" and "our") is a corporation that has elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes and primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments. These asset classes are referred to as our target assets.
We were formed in Maryland on June 29, 2009, commenced operations on September 29, 2009 and are externally managed and advised by ACREFI Management, LLC (the "Manager"), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, "Apollo").
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant estimates include loan loss reserves and impairment. Actual results could differ from those estimates.
On August 31, 2016, we, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated February 26, 2016 (as amended, the "AMTG Merger Agreement"), acquired Apollo Residential Mortgage, Inc. ("AMTG"). AMTG merged with and into ARI (the "AMTG Merger"), with ARI continuing as the surviving entity. As a result, all operations of AMTG and its former subsidiaries are consolidated with our operations. As of December 31, 2016, all assets acquired from AMTG were sold.
Under Financial Accounting Standards Board (the "FASB") ASC Topic 805, "Business Combinations" ("ASC 805"), the acquirer in a business combination must recognize, with certain exceptions, the fair values of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. We applied the provisions of ASC 805 in accounting for our acquisition of AMTG. In doing so, we recorded provisional amounts for certain items as of the date of the acquisition, including the fair value of certain assets and liabilities. During the measurement period, a period which shall not exceed one year, we retrospectively adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of such date that, if known, would have affected the measurement of the amounts recognized. See further discussion in "Note 19 - Business Combination."
We currently operate in one reporting segment.
Classification of Investments and Valuations of Financial Instruments
Our investments consist primarily of commercial mortgage loans and subordinate loans that are classified as held-to-maturity. Prior to 2018, we invested in CMBS classified as either available-for-sale or held-to-maturity and we elected the fair value option for certain of those.
Classification of Loans
Loans held-for-investment are stated at the principal amount outstanding, adjusted for deferred fees and impairment, if any, in accordance with GAAP.
To conform to the 2017 and 2018 presentation of the Consolidated Statement of Cash Flows, we reclassified $12.5 million into origination and exit fees received on commercial mortgage loans and subordinate loans for 2016. These amounts were previously recorded in funding of and payments received on commercial mortgage and subordinate loans.

Loan Impairment
Our loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.
We evaluate the loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment, for collateral dependent loans, is then measured as the difference between the carrying value of the loan and the fair value of the collateral. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including assumptions regarding the value of the loan, the value of the underlying collateral and other provisions such as guarantees.
Fair Value Election
Securities at estimated fair value consist of CMBS. In accordance with GAAP, we elected the fair value option for these securities at the date of purchase in order to allow us to measure these securities at fair value with the change in estimated fair value included as a component of earnings in order to reflect the performance of the investments in a timely manner. We have not owned any securities since December 31, 2017.
Securities, held-to-maturity
GAAP requires that at the time of purchase, we designate investment securities as held-to-maturity or trading, depending on our investment strategy and ability to hold such securities to maturity. Held-to-maturity securities where we have not elected to apply the fair value option are stated at cost plus any premiums or discounts, which are amortized or accreted through the consolidated statements of operations using the effective interest method. We have not owned any securities since December 31, 2017.
Investments in unconsolidated joint venture
Investments are accounted for under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period.  Investments in unconsolidated joint ventures are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.
Interest Income Recognition
Interest income on commercial mortgage loans, subordinate loans, and CMBS is accrued based on the actual coupon rate adjusted for accretion of any purchase discounts, the amortization of any purchase premiums and the accretion of any deferred fees, in accordance with GAAP. We sold all CMBS prior to 2018.
Deferred Financing Costs
Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2018 and 2017, we had $17.6 million and $14.3 million of capitalized financing costs, respectively, net of amortization included, as a direct deduction from the carrying amount of debt obligations.
Earnings per Share
GAAP requires the use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.
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
Prior to the three months ended September 30, 2018, we asserted our intent and ability to settle the principal amount of the Notes in cash and, as a result, the Notes did not have any impact on our diluted earnings per share. As of September 30, 2018, we no longer assert our intent to fully settle the principal amount of the Notes in cash upon conversion. Accordingly, the dilutive effect to earnings per share for the year ended December 31, 2018 is determined using the "if-converted" method whereby interest expense on the outstanding Notes is added back to the diluted earnings numerator and all of the potentially dilutive shares are included in the diluted common shares outstanding denominator for the computation of diluted earnings per share.
Foreign Currency
We enter into transactions not denominated in U.S. dollars. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in our consolidated statement of operations. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Hedging Instruments and Hedging Activities
Consistent with maintaining our qualification as a REIT, in the normal course of business, we use a variety of derivative financial instruments to manage, or hedge, interest rate and foreign currency risk. Derivatives are used for hedging purposes rather than speculation. There is a gain or loss associated with forward points on our foreign currency hedges, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. We determine their fair value using quotations from a third party expert to facilitate the process, which are determined by comparing the contracted forward exchange rate to the current market exchange rate, as well as by using a discounted cash flow analysis on the expected cash flows of each derivative. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.
GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at fair value. To the extent the instrument qualifies for hedge accounting, the fair value adjustments will be recorded as a component of other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings. Whenever we decide not to pursue hedge accounting, the fair value adjustments will be recorded in earnings immediately based on changes in the fair market value of those instruments.
We have not designated any of our derivative instruments as hedges under GAAP and therefore, changes in the fair value of our derivatives are recorded directly in earnings.
Secured Debt Arrangements
Secured debt arrangements are treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a secured debt arrangement remain on our balance sheet as an asset and cash received from the purchaser is recorded on our consolidated balance sheet as a liability. Interest paid in accordance with secured debt arrangements is recorded in interest expense.
Share-based Payments
We account for share-based compensation to our independent directors, Manager and to employees of the Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to our independent directors is measured at its estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis. Compensation cost related to restricted common stock issued to the Manager and to employees of the Manager and its affiliates will initially be measured at estimated fair value at the grant date, and remeasured on subsequent dates to the extent the awards are unvested. To amortize compensation expense for the restricted common stock granted to the Manager and to employees of the Manager and its affiliates, we use the graded vesting attribution method.
Income Taxes
We have elected to be taxed as a REIT under Sections 856-859 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.
We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to U.S. federal and state income tax at regular corporate tax rates.
Our major tax jurisdictions are U.S. federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2015 through 2018. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next 12 months.
Principles of Consolidation
We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all VIEs of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. See further discussion in "Note 5 - Commercial Mortgage and Subordinate Loans, Net."
Securitization/Sale and Financing Arrangements
We periodically sell our financial assets, such as commercial mortgage loans, CMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in Accounting Standards Codification ("ASC") Topic 860, "Transfers and Servicing", which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale-legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820 "Fair Value Measurement" by adding, eliminating, and modifying certain disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and requires application of the prospective method of transition. We are currently assessing the impact the guidance will have on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting" ("ASU 2018-07"). The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions in exchange for goods and services from nonemployees. These share-based payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be remeasured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019 and is applied retrospectively. We are currently assessing the impact the guidance will have on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” ("ASU 2017-12"). The intention of ASU 2017-12 is to align an entity’s financial reporting for hedging activities with the economic objectives of those activities. Upon adoption of ASU 2017-12, the cumulative ineffectiveness previously recognized on existing cash flow and net investment hedges will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income (loss). We note that this guidance will not have a material impact on our consolidated financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and is applied retrospectively.
In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. We early adopted ASU 2016-18 on June 30, 2017, which changed our consolidated statement of cash flows and related disclosures for all periods presented. The following is a reconciliation of our cash and cash equivalents, and restricted cash to the total presented in our consolidated statement of cash flows for the years ended December 31, 2018 and 2017, respectively ($ in thousands):

	Balance at December 31, 2018	Balance at December 31, 2017
Cash and cash equivalents	$109,806	$140,229
Restricted cash	—	76
Total cash and cash equivalents and restricted cash shown in the consolidated statement of cash flows	$109,806	$140,305

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326)" ("ASU 2016-13"). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements, we expect that the adoption will result in a higher provision for loan losses.
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
The following table summarizes the levels in the fair value hierarchy into which our financial instruments were categorized as of December 31, 2018 and 2017 ($ in thousands):

	Fair Value as of December 31, 2018				Fair Value as of December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Derivative assets (liabilities), net	$—	$23,700	$—	$23,700	$—	$(5,644)	$—	$(5,644)
Note 4 – Securities

We previously held CMBS, which were all sold in 2017 resulting in a net realized loss of $5.5 million. During 2016, we sold securities resulting in a net realized gain of $1.5 million.

During 2017 and 2016, we recorded interest income from securities of $14.6 million and $39.1 million, respectively. For the year ended 2017, we recorded $4.1 million from CMBS (Held-to-Maturity) and $10.5 million from CMBS (Fair Value Option). For the year ended 2016, we recorded $11.5 million from CMBS (Held-to-Maturity) and $27.6 million from CMBS (Fair Value Option).

To conform to the 2018 presentation of the consolidated statement of cash flows, we reclassified (i) $146.5 million of payments received on securities, held-to-maturity, (ii) $295.7 million of proceeds from sale of securities, and (iii) $26.0 million of payments received on securities in 2017, and combined the line items into payments and proceeds received on securities. We reclassified (i) $6.7 million of payments received on securities, held-to-maturity, (ii) $97.9 million of proceeds from sale of securities, and (iii) $35.6 million of payments received on securities in 2016, and combined the line items into payments and proceeds received on securities.

Note 5 – Commercial Mortgage and Subordinate Loans, Net
Our loan portfolio was comprised of the following at December 31, 2018 and 2017 ($ in thousands):

Loan Type	December 31, 2018	December 31, 2017
Commercial mortgage loans, net	$3,878,981	$2,653,826
Subordinate loans, net	1,048,612	1,025,932
Total loans, net	$4,927,593	$3,679,758

Our loan portfolio consisted of 91% and 88% floating rate loans, based on amortized cost, as of December 31, 2018 and 2017, respectively.

Activity relating to our loan investment portfolio, for the year ended December 31, 2018, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss (2)	Carrying Value
December 31, 2017	$3,706,169	$(9,430)	$(16,981)	$3,679,758
New loan fundings	2,069,909	—	—	2,069,909
Add-on loan fundings (3)	280,956	—	—	280,956
Loan repayments	(1,066,843)	—	—	(1,066,843)
Unrealized gain (loss) on foreign currency translation	(51,202)	189	—	(51,013)
Provision for loan loss (2)	—	—	(20,000)	(20,000)
Deferred fees and other items (1)	—	(34,066)	—	(34,066)

PIK interest, amortization of fees and other items (1)	43,525	25,367	—	68,892
December 31, 2018	$4,982,514	$(17,940)	$(36,981)	$4,927,593
———————
(1) Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses.
(2) In addition to the $37.0 million provision for loan loss, we recorded an impairment of $3.0 million against an investment previously recorded under other assets on our consolidated balance sheet.
(3) Represents fundings for loans closed prior to 2018.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	December 31, 2018	December 31, 2017
Number of loans	69	59
Principal balance	$4,982,514	$3,706,169
Carrying value	$4,927,593	$3,679,758
Unfunded loan commitments (1)	$1,095,598	$435,627
Weighted-average cash coupon (2)	8.4%	8.4%
  ———————

(1)
Unfunded loan commitments are primarily funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)	For floating rate loans, based on applicable benchmark rates as of the specified dates.

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2018		December 31, 2017
Property Type	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Hotel	$1,286,590	26.1%	$645,056	17.6%
Residential-for-sale: inventory (1)	577,053	11.7%	92,438	2.5%
Residential-for-sale: construction (1)	528,510	10.7%	349,739	9.5%
Office	832,620	16.9%	513,830	14.0%
Urban Predevelopment	683,886	13.9%	654,736	17.8%
Multifamily	448,899	9.1%	465,057	12.6%
Healthcare	156,814	3.2%	173,870	4.7%
Retail Center	156,067	3.2%	198,913	5.4%
Other	151,197	3.1%	154,141	4.2%
Mixed Use	73,957	1.5%	354,640	9.6%
Industrial	32,000	0.6%	77,338	2.1%
Total	$4,927,593	100.0%	$3,679,758	100.0%

(1)
To conform to the current period’s presentation, loans with a combined carrying value of $442.2 million classified as residential-for-sale as of December 31, 2017 were broken out into $349.8 million of residential-for-sale: construction and $92.4 million of residential-for-sale: inventory.

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2018		December 31, 2017
Geographic Location	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Manhattan, NY	$1,669,145	33.9%	$1,173,833	31.9%
Brooklyn, NY	346,056	7.0%	357,611	9.7%
Northeast	23,479	0.5%	100,536	2.7%
Midwest	631,710	12.8%	683,380	18.6%

West	614,160	12.5%	227,024	6.2%
Southeast	559,043	11.3%	531,582	14.4%
Mid Atlantic	211,775	4.3%	191,976	5.2%
Southwest	96,345	2.0%	33,615	0.9%
United Kingdom	700,460	14.2%	303,488	8.3%
Other International	75,420	1.5%	76,713	2.1%
Total	$4,927,593	100.0%	$3,679,758	100.0%

We assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:
1.    Very low risk
2.    Low risk
3. Moderate/average risk
4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or has been impaired

The following table allocates the carrying value of our loan portfolio based on our internal risk ratings at the dates indicated ($ in thousands):

	December 31, 2018			December 31, 2017
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—%	—	$—	—%
2	3	138,040	3%	5	399,326	10%
3	63	4,573,930	93%	51	3,034,358	83%
4	—	—	—%	1	168,208	5%
5	3	215,623	4%	2	77,866	2%
	69	$4,927,593	100%	59	$3,679,758	100%

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
We evaluate modifications to our loan portfolio to determine if the modifications constitute a troubled debt restructuring ("TDR") and/or substantial modification, under ASC Topic 310, "Receivables." During the second quarter of 2018, we determined that a modification of one commercial mortgage loan, secured by a retail center in Cincinnati, Ohio, with a principal balance of $169.0 million constituted a TDR as the interest rate spread was reduced from 5.5% over LIBOR to 3.0% over LIBOR. The entity that we are a part of and owns the underlying property was deemed to be a VIE and it was determined that we are not the primary beneficiary of that VIE. During the fourth quarter of 2018, we recorded a $15.0 million loan loss provision against this loan. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using the direct capitalization method. The significant unobservable inputs used in determining the collateral value were in-place net operating income and capitalization rate which were $10.5 million and 6.75%, respectively. As of December 31, 2018 and 2017, this loan was assigned a risk rating of 5 and 4, respectively.
We have recorded $10.0 million loan loss provision and impairment against a commercial mortgage loan secured by a fully-built, for-sale residential condominium units located in Bethesda, MD. This was comprised of (i) $5.0 million loan loss recorded during the second quarter of 2018, and (ii) $2.0 million loan loss provision and $3.0 million of impairment recorded during the second quarter of 2017. The impairment was recorded on an investment previously recorded under other assets on our consolidated balance sheet. The loan loss provision and impairment were based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $662 per square foot across properties and 15%, respectively. Effective April 1, 2017, we ceased accruing all interest associated with the loan and accounts for the loan on a cost-recovery basis (all proceeds are applied towards the loan balance). As of December 31, 2018 and 2017, this loan was assigned a risk rating of 5.
During 2016, we recorded a loan loss provision of $10.0 million on a commercial mortgage loan and $5.0 million on a contiguous subordinate loan secured by a multifamily property located in Williston, ND. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were terminal capitalization rate and discount rate which were 11% and 10%, respectively. The entity that we are a part of and owns the underlying property was deemed to be a VIE and it was determined that we are not the primary beneficiary of that VIE. We ceased accruing interest associated with the loan and only recognize interest income upon receipt of cash. As of December 31, 2018 and 2017, this loan was assigned a risk rating of 5.
During the year ended December 31, 2018, we sold a $75.0 million ($17.7 million funded) subordinate position of our $265.0 million loans for the construction of an office campus in Renton, Washington. As of December 31, 2018, our exposure to the property is limited to a $190.0 million ($82.0 million funded) mortgage loan. This transaction was evaluated under ASC 860 - Transfers and Servicing and we determined that it qualifies as a sale and accounted for as such.
As of December 31, 2018 and 2017, the aggregate loan loss provision on our portfolio was $37.0 million and $17.0 million.
During the years ended December 31, 2018, 2017 and 2016, we recognized PIK interest of $43.5 million, $25.2 million and $24.4 million, respectively.
During the years ended December 31, 2018, 2017 and 2016, we recognized pre-payment penalties and accelerated fees of $2.3 million, $5.4 million and $5.2 million, respectively.
Note 6 – Investment in Unconsolidated Joint Venture
In September 2014, we, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ LP.
We evaluated Champ LP to determine if it met the definition of a VIE in accordance with ASC 810, Consolidation. We determined that Champ LP met the definition of a VIE, however, we were not the primary beneficiary; therefore, we were not required to consolidate the assets and liabilities of the partnership in accordance with the authoritative guidance. Additionally, Champ LP is an Investment Company under GAAP, and is therefore reflected at fair value. Our investment in Champ LP was accounted for as an equity method investment and therefore we recorded our proportionate share of the net asset value in accordance with ASC 323, Investments - Equity Method and Joint Ventures.
In May 2017, we sold our remaining ownership interest in Champ LP to unaffiliated third parties for €21.8 million or $24.5 million, resulting in a loss of $3.3 million. As of December 31, 2018, we had no interest in Champ LP.

Note 7 – Loan Proceeds Held by Servicer
Loan proceeds held by servicer represents principal payments held by our third-party loan servicer as of the balance sheet date which were remitted to us subsequent to the balance sheet date. Loan proceeds held by servicer were $1.0 million and

$302.8 million as of December 31, 2018 and 2017, respectively.
Note 8 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	December 31, 2018	December 31, 2017
Interest receivable	$33,399	$23,101
Collateral deposited under derivative agreements	—	4,930
Other	321	389
Total	$33,720	$28,420

Note 9 – Secured Debt Arrangements, Net
At December 31, 2018 and 2017, our borrowings had the following secured debt arrangements, maturities and weighted- average interest rates ($ in thousands):

	December 31, 2018 (2)			December 31, 2017
	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Weighted- Average Rate
JPMorgan Facility (USD)	$1,333,503	$680,141	June 2021	$1,393,000	$944,529	March 2020	USD L + 2.30%
JPMorgan Facility (GBP)	48,497	48,497	June 2021	N/A	N/A	N/A	N/A
DB Repurchase Facility (USD)	904,181	419,823	March 2021	472,090	225,367	March 2020	USD L + 2.56%
DB Repurchase Facility (GBP)	150,819	150,819	March 2021	93,919	93,919	March 2020	GBP L + 2.60%
Goldman Facility	300,000	210,072	November 2020	331,130	81,380	November 2020	USD L + 2.73%
CS Facility (USD)	187,117	187,117	June 2019	N/A	N/A	N/A	N/A
CS Facility (GBP)	151,773	151,773	June 2019	N/A	N/A	N/A	N/A
HSBC Facility (GBP)	48,835	48,835	December 2019	N/A	N/A	N/A	N/A
Sub-total	3,124,725	1,897,077		2,290,139	1,345,195
less: deferred financing costs	N/A	(17,555)		N/A	(14,348)		N/A
Total / Weighted-Average	$3,124,725	$1,879,522		$2,290,139	$1,330,847		USD L + 2.37% /
							GBP L + 2.60%
———————
(1) Maturity date assumes extensions at our option are exercised.
(2) Weighted-average rate as of December 31, 2018 was USD L + 2.17% / GBP L + 2.28%.
JPMorgan Facility
In May 2017, through two indirect wholly-owned subsidiaries, we entered into the Fifth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. The JPMorgan Facility provides for maximum total borrowing capacity of $1.4 billion, comprised of a $1.25 billion repurchase facility and a $132.0 million asset specific financing and enables us to elect to receive advances in either U.S. dollars, GBP, or EUR. The repurchase facility matures in June 2020, plus a one-year extension available at our option, subject to certain conditions. The asset specific financing matures in February 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of December 31, 2018, we had $728.6 million (including £38.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Repurchase Facility
In April 2018, through an indirect wholly-owned subsidiary, we entered into a Second Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch, which was upsized in September 2018, and provides for advances of up to $1.0 billion for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the

European Union, and enables us to elect to receive advances in either U.S. dollars, GBP, or EUR. Additionally, we have a $54.7 million of asset specific financing with Deutsche Bank in connection with financing a first mortgage loan secured by real estate. The repurchase facility matures in March 2020, plus a one-year extension available at our option, subject to certain conditions. The asset specific financing matures in April 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of December 31, 2018, we had $570.6 million (including £118.3 million assuming conversion into U.S. dollars) of borrowings outstanding under the DB Repurchase Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA, which provides for advances of up to $300.0 million and matures in November 2019, plus a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of the seller under the Goldman Facility.
As of December 31, 2018, we had $210.1 million of borrowings outstanding under the Goldman Facility.
CS Facility - USD
In July 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - USD matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of December 31, 2018, we had $187.1 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - GBP matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of December 31, 2018, we had $151.8 million (£119.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the CS Facility - GBP secured by one of our commercial mortgage loans.
HSBC Facility
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility matures in December 2019 and unless terminated by either party, automatically extends for further periods prior to maturity. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of December 31, 2018, we had $48.8 million (£38.3 million assuming conversion into U.S. dollars) of borrowings outstanding under the HSBC Facility secured by one of our commercial mortgage loans.

At December 31, 2018, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year (1)	1 to 3 years (1)	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$153,759	$574,879	$—	$—	$728,638
DB Repurchase Facility	174,293	396,349	—	—	570,642
Goldman Facility	—	210,072	—	—	210,072
CS Facility - USD	187,117	—	—	—	187,117
CS Facility - GBP	151,773	—	—	—	151,773
HSBC Facility	48,835	—	—	—	48,835
Total	$715,777	$1,181,300	$—	$—	$1,897,077
———————
(1) Assumes underlying assets are financed through the fully extended maturity date of the facility.
The table below summarizes the outstanding balances at December 31, 2018, as well as the maximum and average month-end balances for the year ended December 31, 2018 for our borrowings under secured debt arrangements ($ in thousands).

			For the year ended December 31, 2018
	Balance at December 31, 2018	Amortized Cost of collateral at December 31, 2018	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$728,638	$1,374,235	$1,000,854	$885,203
DB Repurchase Facility	570,642	921,424	707,405	524,727
Goldman Facility	210,072	362,577	261,691	176,145
CS Facility - USD	187,117	254,064	189,839	109,453
CS Facility - GBP	151,773	216,167	151,915	147,651
HSBC Facility	48,835	69,433	49,896	49,107
Total	$1,897,077	$3,197,900
We were in compliance with the covenants under each of our secured debt arrangements at December 31, 2018 and 2017.
Note 10 – Convertible Senior Notes, Net
In two separate offerings during 2014, we issued an aggregate principal amount of $254.8 million of 2019 Notes, for which we received aggregate net proceeds of approximately $248.6 million, after deducting the underwriting discount and estimated offering expenses payable by us.
During the year ended December 31, 2018, we exchanged or converted $220.3 million in aggregate principal of the 2019 Notes as follows:
(i) on August 2, 2018, we entered into privately negotiated exchange agreements with a limited number of holders of the 2019 Notes pursuant to which we exchanged $206.2 million of the 2019 Notes for an aggregate of (a) 10,020,328 newly issued shares of our common stock, and (b) $39.3 million in cash. We recorded $166.0 million of additional paid-in-capital in the consolidated statement of changes in stockholders' equity in connection with these transactions,
(ii) certain holders elected to convert $14.1 million of the 2019 Notes through multiple transactions for an aggregate of (a) 808,148 newly issued shares of our common stock, and (b) $0.2 million in cash. We recorded $13.9 million of additional paid-in-capital in the consolidated statement of changes in stockholders' equity in connection with these transactions.
During the year ended December 31, 2018, we recorded a loss on early extinguishment of debt of $2.6 million, in connection with the exchange and conversions of the 2019 Notes. This includes fees and accelerated amortization of capitalized costs. There was no such loss related to the 2019 Notes during the years ended December 31, 2017 and 2016.
At December 31, 2018, the outstanding 2019 Notes had a carrying value of $34.3 million and an unamortized discount of $0.2 million.

In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of the 2022 Notes, for which we received aggregate net proceeds of approximately $337.5 million, after deducting the underwriting discount and offering expenses payable by us. At December 31, 2018, the 2022 Notes had a carrying value of $335.3 million and an unamortized discount of $9.7 million.
During the fourth quarter of 2018, we issued $230.0 million in 2023 Notes, for which we received net proceeds of approximately $223.7 million, after deducting the underwriting discount and offering expenses payable by us. At December 31, 2018, the 2023 Notes had a carrying value of $222.4 million and an unamortized discount of $7.6 million.
The following table summarizes the terms of the Notes ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2019 Notes	$34,482	5.50%	8.31%	58.2442	3/15/2019	0.21 years
2022 Notes	345,000	4.75%	5.60%	50.2260	8/23/2022	3.65 years
2023 Notes	230,000	5.375%	6.16%	48.7187	10/15/2023	4.79 years
Total	$609,482
———————

(1)	Effective rate includes the effect of the adjustment for the conversion option (See endnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

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

We may not redeem the Notes prior to maturity except in limited circumstances. The closing price of our common stock on December 31, 2018 of $16.66 was less than the per share conversion price of the Notes. As of September 30, 2018, we no longer asserted our intent to fully settle the principal amount of the Notes in cash upon conversion.
On December 14, 2018, pursuant to the terms of the indenture governing the 2019 Notes, we elected to settle conversions on or after December 15, 2018 of the remaining principal of the 2019 Notes, due March 15, 2019, through issuance of shares of our common stock. Noteholders may elect to convert their 2019 Notes to common stock at any time prior to the close of business on March 13, 2019, which is the second trading day immediately preceding the maturity date. The noteholders, if any, that do not convert their 2019 Notes prior to such date will be paid the outstanding principal amount plus accrued and unpaid interest on the maturity date.
In accordance with ASC 470 - Debt, the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates.  As a result, we attributed approximately $26.8 million of the proceeds to the equity component of the Notes ($11.4 million to the 2019 Notes, $11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in the consolidated balance sheet as of December 31, 2018. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period. When there is a partial or full exchange or conversion of the Notes, we measure the fair value of the debt component on the exchange or conversion date. The fair value of the debt component of the exchanged and converted 2019 Notes exceeded the total consideration to exchange or convert those Notes by $27.2 million, which has been reflected within additional paid-in capital in the consolidated balance sheet as of December 31, 2018.
The aggregate contractual interest expense was approximately $28.2 million, $18.7 million and $14.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $7.1 million, $4.7 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 11 – Derivatives, Net
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars.
We have entered into a series of forward contracts to sell an amount of foreign currency (British pounds) for an agreed upon amount of U.S. dollars at various dates through November 2020. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.

The following table summarizes our non-designated foreign exchange ("Fx") forwards as of December 31, 2018:

Type of Derivative	December 31, 2018
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity
Fx Contracts - GBP	43	270,161	GBP	January 2019 - November 2020

The following table summarizes our non-designated Fx forwards as of December 31, 2017:

Type of Derivative	December 31, 2017
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity
Fx Contracts - GBP	24	177,077	GBP	January 2018- November 2020

We have not designated any of our derivative instruments as hedges as defined in ASC 815 "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the consolidated statements of operations related to our derivatives for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

		Amount of gain (loss) recognized in income
	Location of Gain (Loss) Recognized in Income	2018	2017	2016
Forward currency contracts	Gain (loss) on derivative instruments - unrealized	$29,345	$(11,527)	$2,665
Forward currency contracts	Gain (loss) on derivative instruments - realized	9,713	(7,657)	28,552
Interest rate caps (1)	Gain (loss) on derivative instruments - unrealized	—	4	(57)
Sub-total		$39,058	$(19,180)	$31,160

Forward currency contracts	Loss from unconsolidated joint venture	—	(587)	—
Total		$39,058	$(19,767)	$31,160
———————

(1)	With a notional amount of $34.9 million, $40.2 million and $45.5 million at December 31, 2018, 2017 and 2016, respectively.

The following table summarizes the gross asset and liability amounts related to our derivatives at December 31, 2018 and 2017 ($ in thousands).

	December 31, 2018			December 31, 2017
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheet
Interest rate caps	$—	$—	$—	$—	$1	$1
Forward currency contracts	23,753	(53)	23,700	(5,645)	—	(5,645)
Total derivative instruments	$23,753	$(53)	$23,700	$(5,645)	$1	$(5,644)

Note 12 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	December 31, 2018	December 31, 2017
Accrued dividends payable	$69,033	$56,576
Collateral deposited under derivative agreements	20,000	—
Accrued interest payable	14,208	12,796
Accounts payable and other liabilities	1,505	1,534
Total	$104,746	$70,906

Note 13 – Related Party Transactions
AMTG Merger
As described in "Note 19- Business Combination", in August 2016, we acquired AMTG, an entity managed by an affiliate of Apollo.
Management Agreement
In connection with our initial public offering in September 2009, we entered into a management agreement (the "Management Agreement") with the Manager, which describes the services to be provided by the Manager and its compensation for those services. The Manager is responsible for managing our day-to-day operations, subject to the direction and oversight of our board of directors.
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

For 2018, 2017, and 2016, we incurred approximately $36.4 million, $31.7 million, and $23.4 million, respectively, in base management fees under the Management Agreement.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us.
For 2018, 2017, and 2016, we paid expenses totaling $3.1 million, $2.6 million, and $2.5 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at December 31, 2018 and 2017 are approximately $9.8 million and $8.2 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
Unconsolidated Joint Venture
In September 2014, through a wholly owned subsidiary, we acquired a 59% ownership interest in Champ LP. In May 2017, we sold our remaining ownership interest in Champ LP, to unaffiliated third parties. As such, in 2018 we no longer held any interest in Champ LP.
Loans receivable
In June 2017, we increased our outstanding loan commitment through the acquisition of an additional $25.0 million of interests in an existing subordinate loan from a fund managed by an affiliate of the Manager, increasing our total outstanding loan commitment to $100.0 million. Furthermore, in September 2017 we funded an additional $25.0 million to acquire a portion of the same pre-development subordinate loan from a fund managed by an affiliate of the Manager, increasing our total outstanding loan commitment to $125.0 million. In May 2018, we increased our outstanding principal balance through the acquisition of an additional $28.2 million interest in the same subordinate loan from a fund managed by an affiliate of the Manager. The pre-development subordinate loan is for the construction of a residential condominium building in New York, New York and is part of a $300.0 million subordinate loan.
In June 2018, we increased our outstanding loan commitment through the acquisition of £4.8 million ($6.4 million assuming conversion into U.S. dollars) pari-passu interest in an existing subordinate loan from a fund managed by an affiliate of the Manager. The subordinate loan is secured by a healthcare portfolio located in the United Kingdom.
Note 14 – Share-Based Payments
On September 23, 2009, our board of directors approved the Apollo Commercial Real Estate Finance, Inc., 2009 Equity Incentive Plan (as amended from time to time, the "LTIP"). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of our common stock. The LTIP is administered by the compensation committee of our board of directors (the "Compensation Committee") and all grants under the LTIP must be approved by the Compensation Committee.
We recognized stock-based compensation expense of $13.6 million, $13.3 million and $7.1 million during 2018, 2017 and 2016, respectively, related to restricted stock and RSU vesting.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during 2018, 2017 and 2016:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in thousands)
Outstanding at December 31, 2015	107,385	1,242,810
Grant	92,056	903,068	16,477
Vested	(49,331)	(397,030)	N/A
Forfeiture	—	(45,073)	N/A
Outstanding at December 31, 2016	150,110	1,703,775
Grant	27,700	912,916	17,496
Vested	(72,249)	(938,541)	N/A
Forfeiture	—	(45,404)	N/A
Outstanding at December 31, 2017	105,561	1,632,746
Grant	28,070	1,006,800	19,148
Vested	(67,934)	(739,388)	N/A
Forfeiture	—	(47,201)	N/A
Outstanding at December 31, 2018	65,697	1,852,957

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2018:

Vesting Year	Restricted Stock	RSU	Total Awards
2019	60,803	889,734	950,537
2020	4,894	628,310	633,204
2021	—	334,913	334,913
Total	65,697	1,852,957	1,918,654

At December 31, 2018, we had unrecognized compensation expense of approximately $30.8 million and $0.8 million, respectively, related to the vesting of RSUs and restricted stock awards noted in the table above.

RSU Deliveries
During 2018, 2017 and 2016, we delivered 378,855, 200,859 and 236,782 shares of common stock, respectively, for 741,210, 938,541 and 397,030 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the consolidated statement of changes in stockholders' equity. The adjustments were $4.8 million, $2.3 million and $2.6 million in 2018, 2017 and 2016, respectively and is included as a reduction of capital related to the 2009 Plan in the consolidated statement of changes in stockholders' equity.
Note 15 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2018, 133,853,565 shares of common stock were issued and outstanding, 6,770,393 shares of Series B Preferred Stock were issued and outstanding, and 6,900,000 shares of Series C Preferred Stock were issued and outstanding.
In October 2017, we concurrently entered into a common stock purchase agreement and a preferred stock repurchase agreement with QH RE Assets Company, LLC ("QHREAC"). Pursuant to the agreements, (i) QHREAC purchased 1,670,000 shares of our common stock, par value $0.01 per share, for cash at an aggregate purchase price of $30.8 million ($18.44 per share), and (ii) we repurchased from QHREAC 1,229,607 shares of our Series B Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $30.8 million (approximately $25.04 per share, made up of $25.00 liquidation value per share, plus $0.04 per share of accumulated and unpaid dividends to, but not including, the closing date of the transaction).

In August 2017, we redeemed all 3,450,000 shares of Series A Preferred Stock. Holders of the Series A Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.1079 per share.
Dividends. During 2018, 2017 and 2016, we declared the following dividends:

Dividend declared per share of:	2018	2017	2016
Common Stock (1)	$1.84	$1.84	$1.84
Series A Preferred Stock (2)	N/A	1.19	2.16
Series B Preferred Stock	2.00	2.00	2.00
Series C Preferred Stock	2.00	2.00	1.00
———————

(1)
As our aggregate 2018 distributions exceeded our earnings and profits, $0.46 of the January 2019 distribution declared in the fourth quarter of 2018 are payable to common stockholders of record as of December 31, 2018 will be treated as a 2019 distribution for U.S. federal income tax purposes.

(2)	The Series A Preferred Stock shares were redeemed in full in August 2017.
Common Stock Issuances. During the first quarter of 2018, we completed a follow-on public offering of 15,525,000 shares of our common stock, at a price of $17.77 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $275.9 million after deducting the underwriting discount and estimated offering expenses payable by us.
During 2018, we issued 10,828,475 shares of our common stock related to exchanges and conversions of the 2019 Notes. Refer to "Note 10 - Convertible Senior Notes, Net" for a further discussion on the exchanges and conversions of the 2019 Notes.
During the second quarter of 2017, we completed a follow-on public offering of 13,800,000 shares of our common stock, at a price of $18.05 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $248.9 million after deducting estimated offering expenses payable by us.
During the fourth quarter of 2016, we completed a follow-on public offering of 10,500,000 shares of our common stock, at a price of $16.97 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were approximately $177.8 million after deducting estimated offering expenses payable by us.
AMTG Merger. In addition, we issued common and preferred equity in connection with the AMTG Merger as described in "Note 19 - Business Combination."
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

On January 4, 2017, the United States Department of Justice served the Request on the Company, in connection with a preliminary investigation into certain aspects of our former residential real estate portfolio, which we acquired in connection with the merger of Apollo Residential Mortgage, Inc. with and into the Company and subsequently sold in 2016. The Request sought a range of information in connection with the residential real estate portfolio, including, among other things, information concerning policies, procedures, and practices related to advertising, marketing, identifying, or acquiring residential properties for sale or rent, and various data for all rental and sales contracts executed since January 1, 2012. We fully cooperated with the Department of Justice, and were advised, by a letter dated May 2, 2018, that the Department of Justice did not intend to take any further actions in this matter as it relates to us.

Loan Commitments. As described in "Note 5 - Commercial Mortgage and Subordinate Loans, Net," at December 31, 2018, we had $1.1 billion of unfunded commitments related to our commercial mortgage and subordinate loan portfolios.
Note 17 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2018 and 2017 ($ in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$109,806	$109,806	$77,671	$77,671
Commercial first mortgage loans, net	3,878,981	3,894,947	2,653,826	2,657,262
Subordinate loans, net	1,048,612	1,047,854	1,025,932	1,029,390
Secured debt arrangements	(1,897,077)	(1,897,077)	(1,345,195)	(1,345,195)
2019 Notes	(34,278)	(35,276)	(251,935)	(276,506)
2022 Notes	(335,291)	(326,025)	(332,962)	(350,175)
2023 Notes	(222,431)	(221,964)	—	—
To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. Estimates of fair value for cash and cash equivalents and convertible senior notes, net are measured using observable Level I inputs as defined in "Note 3 - Fair Value Disclosure." Estimates of fair value for all other financial instruments in the table above are measured using significant estimates, or unobservable Level III inputs as defined in "Note 3 - Fair Value Disclosure."
Note 18 – Net Income per Share
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

The table below presents the computation of basic and diluted net income per share of common stock for the years ended December 31, 2018, 2017 and 2016 ($ in thousands except per share data):

	For the year ended
	2018	2017	2016
Basic Earnings
Net income	$219,986	$193,031	$157,876
Less: Preferred dividends	(27,340)	(36,761)	(30,295)
Net income available to common stockholders	$192,646	$156,270	$127,581
Less: Dividends on participating securities	(3,405)	(2,913)	(2,087)
Basic Earnings	$189,241	$153,357	$125,494

Diluted Earnings
Net income	$219,986	$193,031	$157,876
Less: Preferred dividends	(27,340)	(36,761)	(30,295)
Net income available to common stockholders	$192,646	$156,270	$127,581
Add: Interest expense on Notes	34,779	N/A	N/A
Diluted Earnings	$227,425	$156,270	$127,581

Number of Shares:
Basic weighted-average shares of common stock outstanding	124,147,073	99,859,153	72,371,374
Diluted weighted-average shares of common stock outstanding	153,821,515	101,232,610	73,305,101

Earnings Per Share Attributable to common stockholders
Basic	$1.52	$1.54	$1.74
Diluted	$1.48	$1.54	$1.74
Prior to the three months ended September 30, 2018, we asserted our intent and ability to settle the principal amount of the Notes in cash and, as a result, the Notes did not have any impact on our diluted earnings per share. As of September 30, 2018, we no longer asserted our intent to fully settle the principal amount of the Notes in cash upon conversion. Accordingly, the dilutive effect to earnings per share for the current year periods is determined using the "if-converted" method whereby interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the year ended December 31, 2018, 29,674,442 weighted-average potentially issuable shares from the Notes were included in the dilutive earnings per share denominator. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
For the years ended December 31, 2018, 2017 and 2016, 1,612,676, 1,373,457 and 933,727 weighted-average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Note 19 – Business Combination
On August 31, 2016, we, pursuant to the terms and conditions of the AMTG Merger Agreement, acquired AMTG for consideration of common stock and preferred stock, as applicable and cash. AMTG merged with and into ARI, with ARI continuing as the surviving entity. As a result, all operations of AMTG and its former subsidiaries are consolidated with our operations. In connection with financing the AMTG Merger, on August 31, 2016, we entered into a Loan Agreement (the "Athene Loan Agreement") with Athene USA Corporation, a subsidiary of Athene Holding Ltd., as lender ("Athene USA"), pursuant to which we borrowed $175.0 million in order to fund a portion of our obligations under the AMTG Merger Agreement. The Athene Loan Agreement was repaid in full and terminated on September 1, 2016. On August 31, 2016, pursuant to an Asset Purchase and Sale Agreement, dated February 26, 2016 (as amended, the "Asset Purchase Agreement") by and among Athene Annuity & Life Assurance Company and Athene Annuity and Life Company (collectively, "Athene Annuity") and us, we sold primarily non-agency residential mortgage backed securities previously held by AMTG to Athene Annuity for cash consideration of approximately $1.1 billion. Proceeds from the sale were used to repay approximately $804.0 million in associated financing, $175.0 million to satisfy the Athene Loan Agreement and for general corporate purposes. All of the assets acquired from AMTG were sold during 2016.

The AMTG Merger was accounted for as a business combination in accordance with ASC 805, Business Combinations. The transactions pursuant to the Athene Loan Agreement and the Asset Purchase Agreement were contemporaneous with and contingent on the AMTG Merger, therefore we recorded the transaction net. We were designated as the accounting acquirer. The total purchase price has been allocated based upon management’s estimates of fair value. The difference between the fair value of net assets of AMTG and the consideration was recorded as a bargain purchase gain.

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
We incurred $11.4 million of transaction-related expenses related to the AMTG Merger during the year ended December 31, 2016. Transaction-related expenses are comprised primarily of transaction fees and AMTG Merger costs, including legal, finance, consulting, professional fees and other third-party costs.
The following table provides the pro forma consolidated operational data as if the AMTG Merger had occurred on January 1, 2016:

Year ended
(in thousands, except per share data)	December 31, 2016
Total revenue	$349,948
Net income attributable to common stockholders	89,877

Common shares outstanding at December 31, 2016	91,422,676
Net income per common share, basic and diluted	$0.98
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

Note 20 – Summarized Quarterly Results (Unaudited)

($ in thousands except per share data)

	March 31,		June 30,		September 30,		December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Net interest income:
Interest income from commercial mortgage loans	$52,114	$34,398	$65,141	$37,089	$71,179	$41,203	$75,275	$45,942
Interest income from subordinate loans	33,853	34,390	34,075	39,640	37,308	47,268	34,944	43,993
Interest income from securities	—	6,054	—	4,700	—	2,625	—	1,219
Interest expense	(22,740)	(17,030)	(28,437)	(19,205)	(31,007)	(19,855)	(32,413)	(21,967)
Net interest income	63,227	57,812	70,779	62,224	77,480	71,241	77,806	69,187
Operating expenses:
General and administrative expenses	(4,998)	(5,758)	(5,652)	(5,200)	(5,843)	(4,629)	(3,977)	(5,138)
Management fees to related party	(8,092)	(7,432)	(9,013)	(7,742)	(9,515)	(8,309)	(9,804)	(8,169)
Total operating expenses	(13,090)	(13,190)	(14,665)	(12,942)	(15,358)	(12,938)	(13,781)	(13,307)
Income (loss) from unconsolidated joint venture	—	458	—	(3,305)	—	—	—	—
Other income	203	108	343	244	427	359	465	229
Provision for loan losses and impairments	—	—	(5,000)	(5,000)	—	—	(15,000)	—
Realized loss on sale of assets	—	(1,042)	—	—	—	(4,076)	—	(37,575)
Unrealized gain (loss) on securities	—	2,852	—	(4,510)	—	13,488	—	25,335
Foreign currency gain (loss)	10,125	3,172	(29,649)	6,913	(4,050)	7,763	(6,761)	658
Loss on early extinguishment of debt	—	—	—	—	(2,573)	—	—	(1,947)
Gain (loss) on derivative instruments	(11,032)	(3,045)	33,538	(7,389)	6,291	(7,481)	10,261	(1,265)
Net income	$49,433	$47,125	$55,346	$36,235	$62,217	$68,356	$52,990	$41,315
Preferred dividends	(6,835)	(9,310)	(6,834)	(9,310)	(6,836)	(11,148)	(6,835)	(6,993)
Net income available to common stockholders	$42,598	$37,815	$48,512	$26,925	$55,381	$57,208	$46,155	$34,322
Net income per share of common stock:
Basic	$0.38	$0.41	$0.39	$0.28	$0.42	$0.54	$0.34	$0.32
Diluted	$0.38	$0.41	$0.39	$0.28	$0.40	$0.54	$0.34	$0.32
Basic weighted-average shares of common stock outstanding	110,211,853	91,612,447	123,019,993	95,428,134	129,188,343	105,446,704	133,852,915	106,721,887
Diluted weighted-average shares of common stock outstanding	111,871,429	92,998,250	124,629,317	96,796,289	153,918,435	106,812,721	163,900,633	108,095,950
Dividend declared per share of common stock	$0.46	$0.46	$0.46	$0.46	$0.46	$0.46	$0.46	$0.46

Note 21 – Subsequent Events
Investment activity.  Subsequent to the end of the quarter ended December 31, 2018, we committed capital of $203.8 million ($197.0 million of which was funded at closing) and $228.0 million (all of which was funded at closing), of first mortgage loans and subordinate loans, respectively.
In addition, we funded approximately $65.6 million for loans closed prior to the quarter.
Loan Repayments. Subsequent to the end of the quarter ended December 31, 2018, we received approximately $215.5 million from loan repayments.

Schedule IV — Mortgage Loans on Real Estate
($ in thousands)

December 31, 2018

Description	Number of Loans	Property Type	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Carrying Value	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Commercial mortgage loans individually >3%
Loan A		Urban Predevelopment	8.80%	Jul 2019	Interest Only	$220,000	$222,017	—
Loan B		Residential-for-sale: inventory	7.20%	Mar 2021	Interest Only	216,818	216,168	—
Loan C		Hotel	7.00%	Jan 2022	Interest Only	215,000	215,323	—
Loan D		Urban Predevelopment	5.90%	Mar 2019	Interest Only	178,556	178,117	—
Loan E		Office	5.90%	Oct 2021	Interest Only	177,617	176,260	—
Loan F		Office	7.30%	Jan 2023	Principal and Interest	172,626	171,312	—
Loan G		Retail Center	5.50%	Sep 2020	Interest Only	169,035	156,067	—
Loan H		Hotel	5.80%	Apr 2023	Interest Only	151,550	150,959	—

Commercial mortgage loans individually <3%
First Mortgage	37	Hotel, Office, Multifamily, Residential-for-sale: inventory, Urban Predevelopment, Residential-for-sale: construction, Other, Mixed Use	0.0% - 9.8%	2019 - 2024	Principal and Interest / Interest Only	2,427,032	2,392,758	—
Total Commercial mortgage loans						$3,928,234	$3,878,981	—

Subordinate loans individually >3%(3)
Loan I		Residential-for-sale: construction	16.80%	Jul 2020	Interest Only	181,572	182,895	—

Subordinate loans individually <3%(3)
Subordinate Mortgage	23	Residential-for-sale: construction, Hotel, Multifamily, Other, Mixed Use, Residential-for-sale: inventory, Industrial, Office	0.0% - 20.0%	2019 - 2028	Principal and Interest / Interest Only	872,708	865,717	—
Total Subordinate loans						$1,054,280	$1,048,612	—

Total loans (4)						$4,982,514	$4,927,593	—

 ———————

(1)	Assumes applicable benchmark rate for all floating rate loans

(2)	Assumes all extension options are exercised.

(3)	Subject to prior liens.

(4)	The aggregate cost for federal income tax purposes is $5.0 billion.

The following table summarizes the changes in the carrying amounts of our loan investment portfolio during 2018 and 2017 ($ in thousands):

	Year Ended	Year Ended
Reconciliation of Carrying Amount of Loans	December 31, 2018	December 31, 2017
Balance at beginning of year	$3,679,758	$2,693,092
Loan fundings(1)	2,350,865	1,828,758
Loan repayments	(1,066,843)	(891,848)
Unrealized gain (loss) on foreign currency translation	(51,013)	23,612
Discount accretion	—	—
Provision for loan losses(2) and impairments	(20,000)	(1,981)
Deferred Fees	(34,066)	(27,424)
PIK interest, amortization of fees and other items	68,892	55,549
Balance at the close of year	$4,927,593	$3,679,758
 ———————
(1) During the year ended December 31, 2018, $34.6 million was purchased from a fund managed by an affiliate of the Manager.
(2) During the year ended December 31, 2018, we recorded a loan loss provision of $20.0 million, made up of $5.0 million on a commercial mortgage loan secured by fully-built, for-sale residential condominium units located in Bethesda, MD, and $15.0 million on a commercial mortgage loan, secured by a retail center in Cincinnati, Ohio. During the year ended December 31, 2017, we recorded a loan loss provision of $2.0 million on a commercial mortgage loan secured by fully-built, for-sale residential condominium units located in Bethesda, MD. In addition to the $2.0 million provision for loan loss, we recorded an impairment of $3.0 million on a related investment previously recorded under other assets on our consolidated balance sheet.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appear on pages 49 and 50 of this annual report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders to be held on or about June 12, 2019 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2018.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 11.	Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The tables on equity compensation plan information and beneficial ownership of our securities required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 14.	Principal Accountant Fees and Services.
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
Documents filed as a part of the report.

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:
Our consolidated financial statements and the related schedule, together with the independent registered public accounting firm's report thereon, are set forth on pages 49 through 81 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8. "Financial Statements and Supplementary Data" filed herewithin, for a list of financial statements.

(2) Financial Statement Schedule:
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2018.

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

10.13	Form of Exchange Agreement, dated August 2, 2018 incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on October 24, 2018 (File No.: 001-34452).

21.1*	Subsidiaries of Registrant

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

Item 16.	Form 10-K Summary.

Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

February 13, 2019	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 13, 2019	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein President, Chief Executive Officer and Director (Principal Executive Officer)

February 13, 2019	By:	/s/ Jai Agarwal
Jai Agarwal Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

February 13, 2019	By:	/s/ Jeffrey M. Gault
Jeffrey M. Gault Director

February 13, 2019	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 13, 2019	By:	/s/ Robert A. Kasdin
Robert A. Kasdin Director

February 13, 2019	By:	/s/ Eric L. Press
Eric L. Press Director

February 13, 2019	By:	/s/ Scott S. Prince
Scott S. Prince Director

February 13, 2019	By:	/s/ Michael E. Salvati
Michael E. Salvati Director

February 13, 2019	By:	/s/ Cindy Z. Michel
Cindy Z. Michel Director