Form 10-Q
period 2019-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2019-04-24
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
As of April 23, 2019, there were 136,281,597 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$109,343	$109,806
Commercial mortgage loans, net (includes $3,679,993 and $3,197,900 pledged as collateral under secured debt arrangements in 2019 and 2018, respectively)	4,003,089	3,878,981
Subordinate loans, net	1,183,910	1,048,612
Loan proceeds held by servicer	—	1,000
Other assets	36,540	33,720
Derivative assets, net	8,715	23,700
Total Assets	$5,341,597	$5,095,819
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $17,828 and $17,555 in 2019 and 2018, respectively)	$2,141,939	$1,879,522
Convertible senior notes, net	558,664	592,000
Accounts payable, accrued expenses and other liabilities	91,557	104,746
Payable to related party	9,613	9,804
Total Liabilities	2,801,773	2,586,072
Commitments and Contingencies (see Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series B preferred stock, 6,770,393 shares issued and outstanding ($169,260 liquidation preference)	68	68
Series C preferred stock, 6,900,000 shares issued and outstanding ($172,500 liquidation preference)	69	69
Common stock, $0.01 par value, 450,000,000 shares authorized, 136,254,352 and 133,853,565 shares issued and outstanding in 2019 and 2018, respectively	1,363	1,339
Additional paid-in-capital	2,671,100	2,638,441
Accumulated deficit	(132,776)	(130,170)
Total Stockholders’ Equity	2,539,824	2,509,747
Total Liabilities and Stockholders’ Equity	$5,341,597	$5,095,819

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended March 31,
	2019	2018
Net interest income:
Interest income from commercial mortgage loans	$78,286	$52,114
Interest income from subordinate loans	40,839	33,853
Interest expense	(36,295)	(22,740)
Net interest income	82,830	63,227
Operating expenses:
General and administrative expenses (includes equity-based compensation of $3,901 and $3,342 in 2019 and 2018, respectively)	(6,151)	(4,998)
Management fees to related party	(9,613)	(8,092)
Total operating expenses	(15,764)	(13,090)
Other income	518	203
Foreign currency gain	6,894	10,125
Loss on derivative instruments (includes unrealized losses of $14,985 and $8,855 in 2019 and 2018, respectively)	(6,720)	(11,032)
Net income	$67,758	$49,433
Preferred dividends	(6,835)	(6,835)
Net income available to common stockholders	$60,923	$42,598
Net income per share of common stock:
Basic	$0.45	$0.38
Diluted	$0.43	$0.38
Basic weighted-average shares of common stock outstanding	134,607,107	110,211,853
Diluted weighted-average shares of common stock outstanding	164,683,086	111,871,429
Dividend declared per share of common stock	$0.46	$0.46

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2018	13,670,393	$137	107,121,235	$1,071	$2,170,078	$(83,143)	$2,088,143
Capital increase (decrease) related to Equity Incentive Plan	—	—	345,996	4	(1,389)	—	(1,385)
Issuance of common stock	—	—	15,525,000	155	275,724	—	275,879
Offering costs	—	—	—	—	(377)	—	(377)
Net income	—	—	—	—	—	49,433	49,433
Dividends declared on preferred stock	—	—	—	—	—	(6,835)	(6,835)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(57,328)	(57,328)
Balance at March 31, 2018	13,670,393	$137	122,992,231	$1,230	$2,444,036	$(97,873)	$2,347,530

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2019	13,670,393	$137	133,853,565	$1,339	$2,638,441	$(130,170)	$2,509,747
Capital decrease related to Equity Incentive Plan	—	—	433,426	4	(1,099)	—	(1,095)
Conversions of convertible senior notes for common stock	—	—	1,967,361	20	33,758	—	33,778
Net income	—	—	—	—	—	67,758	67,758
Dividends declared on preferred stock	—	—	—	—	—	(6,835)	(6,835)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(63,529)	(63,529)
Balance at March 31, 2019	13,670,393	$137	136,254,352	$1,363	$2,671,100	$(132,776)	$2,539,824

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the three months ended March 31,
	2019	2018
Cash flows (used in) provided by operating activities:
Net income	$67,758	$49,433
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(19,611)	(15,695)
Amortization of deferred financing costs	3,461	2,545
Equity-based compensation	(1,095)	(1,385)
Foreign currency gain	(5,828)	(9,853)
Unrealized loss on derivative instruments	14,985	8,855
Changes in operating assets and liabilities:
Proceeds received from PIK	—	55,000
Other assets	(2,898)	(2,620)
Accounts payable, accrued expenses and other liabilities	620	2,075
Payable to related party	(191)	(76)
Net cash (used in) provided by operating activities	57,201	88,279
Cash flows used in investing activities:
New funding of commercial mortgage loans	(197,000)	(476,951)
Add-on funding of commercial mortgage loans	(105,452)	(13,185)
New funding of subordinate loans	(244,844)	(11,687)
Add-on funding of subordinate loans	(4,879)	(5,208)
Proceeds and payments received on commercial mortgage loans	191,317	90,547
Proceeds and payments received on subordinate loans	130,010	257,548
Origination and exit fees received on commercial mortgage and subordinate loans	6,069	19,085
Decrease in collateral held related to derivative contracts	(18,180)	(15,220)
Net cash (used in) provided by investing activities	(242,959)	(155,071)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	275,879
Payment of offering costs	—	(38)
Proceeds from secured debt arrangements	412,434	416,549
Repayments of secured debt arrangements	(156,747)	(538,562)
Exchanges and conversions of convertible senior notes	(704)	—
Payment of deferred financing costs	(91)	(2,234)
Dividends on common stock	(62,762)	(57,328)
Dividends on preferred stock	(6,835)	(6,835)
Net cash (used in) provided by financing activities	185,295	87,431
Net increase (decrease) in cash and cash equivalents	(463)	20,639
Cash and cash equivalents, beginning of period	109,806	77,671
Cash and cash equivalents, end of period	$109,343	$98,310
Supplemental disclosure of cash flow information:
Interest paid	$32,428	$26,517
Supplemental disclosure of non-cash financing activities:
Exchange of convertible senior notes for common stock	$33,778	$—
Dividend declared, not yet paid	$70,364	$63,598
Offering costs payable	$—	$339
Loan proceeds held by servicer	$—	$1,000
Deferred financing costs, not yet paid	$3,643	$—

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Recent Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting" ("ASU 2018-07"). The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions in exchange for goods and services from nonemployees. These share-based payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be remeasured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 and is applied retrospectively. We adopted ASU 2018-07 in the first quarter of 2019 and it did not have any impact on our condensed consolidated financial statements.
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
The following table summarizes the levels in the fair value hierarchy into which our financial instruments were categorized as of March 31, 2019 and December 31, 2018 ($ in thousands):

	Fair Value as of March 31, 2019				Fair Value as of December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Derivative assets, net	$—	$8,715	$—	$8,715	$—	$23,700	$—	$23,700
Total	$—	$8,715	$—	$8,715	$—	$23,700	$—	$23,700

Note 4 – Commercial Mortgage and Subordinate Loans, Net
Our loan portfolio was comprised of the following at March 31, 2019 and December 31, 2018 ($ in thousands):

Loan Type	March 31, 2019	December 31, 2018
Commercial mortgage loans, net	$4,003,089	$3,878,981
Subordinate loans, net	1,183,910	1,048,612
Total loans, net	$5,186,999	$4,927,593

Our loan portfolio consisted of 93% and 91% floating rate loans, based on amortized cost, as of March 31, 2019 and December 31, 2018, respectively.

Activity relating to our loan investment portfolio, for the three months ended March 31, 2019, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss (2)	Carrying Value
December 31, 2018	$4,982,514	$(17,940)	$(36,981)	$4,927,593
New loan fundings	441,844	—	—	441,844
Add-on loan fundings (3)	110,331	—	—	110,331
Loan repayments	(322,354)	—	—	(322,354)
Gain (loss) on foreign currency translation	15,033	(136)	—	14,897
Deferred fees	—	(6,069)	—	(6,069)
PIK interest and amortization of fees	14,321	6,436	—	20,757
March 31, 2019	$5,241,689	$(17,709)	$(36,981)	$5,186,999
———————
(1) Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses.
(2) In addition to the $37.0 million provision for loan loss, we recorded an impairment of $3.0 million against an investment previously recorded under other assets on our condensed consolidated balance sheet.
(3) Represents fundings for loans closed prior to 2019.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	March 31, 2019	December 31, 2018
Number of loans	69	69
Principal balance	$5,241,689	$4,982,514
Carrying value	$5,186,999	$4,927,593
Unfunded loan commitments (1)	$1,039,089	$1,095,598
Weighted-average cash coupon (2)	8.4%	8.4%
Weighted-average remaining term (3)	2.9 years	2.8 years
  ———————

(1)
Unfunded loan commitments are primarily funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)	For floating rate loans, based on applicable benchmark rates as of the specified dates.

(3)	Assumes all extension options are exercised.

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2019		December 31, 2018
Property Type	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Hotel	$1,330,842	25.7%	$1,286,590	26.1%
Residential-for-sale: construction	631,501	12.1%	528,510	10.7%
Residential-for-sale: inventory	421,815	8.1%	577,053	11.7%
Office	956,989	18.5%	832,620	16.9%
Urban Predevelopment	610,888	11.8%	683,886	13.9%
Multifamily	521,087	10.0%	448,899	9.1%
Industrial	227,206	4.4%	32,000	0.6%
Retail Center	156,008	3.0%	156,067	3.2%
Healthcare	144,310	2.8%	156,814	3.2%
Mixed Use	114,284	2.2%	73,957	1.5%
Other	72,069	1.4%	151,197	3.1%
Total	$5,186,999	100.0%	$4,927,593	100.0%

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2019		December 31, 2018
Geographic Location	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Manhattan, NY	$1,825,136	35.2%	$1,669,145	33.9%
Brooklyn, NY	547,139	10.5%	346,056	7.0%
Northeast	18,751	0.4%	23,479	0.5%
West	635,733	12.3%	614,160	12.5%
Midwest	617,599	11.9%	631,710	12.8%
Southeast	567,794	10.9%	559,043	11.3%
Southwest	120,127	2.3%	96,345	2.0%
Mid Atlantic	110,754	2.1%	211,775	4.3%
United Kingdom	668,507	12.9%	700,460	14.2%
Other International	75,459	1.5%	75,420	1.5%
Total	$5,186,999	100.0%	$4,927,593	100.0%

We assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio ("LTV"), debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:
1.    Very low risk
2.    Low risk
3. Moderate/average risk
4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or has been impaired

The following table allocates the carrying value of our loan portfolio based on our internal risk ratings at the dates indicated ($ in thousands):

	March 31, 2019			December 31, 2018
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—%	—	$—	—%
2	2	58,847	1%	3	138,040	3%
3	64	4,915,843	95%	63	4,573,930	93%
4	—	—	—%	—	—	—%
5	3	212,309	4%	3	215,623	4%
	69	$5,186,999	100%	69	$4,927,593	100%

Weighted-average risk rating			3.1			3.1

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

We evaluate modifications to our loan portfolio to determine if the modifications constitute a troubled debt restructuring ("TDR") and/or substantial modification, under ASC Topic 310, "Receivables." During the second quarter of 2018, we determined that a modification of one commercial mortgage loan, secured by a retail center in Cincinnati, OH, with a principal balance of $169.0 million constituted a TDR as the interest rate spread was reduced from 5.5% over LIBOR to 3.0% over LIBOR. The entity in which we own an interest and which owns the underlying property was deemed to be a variable interest entity ("VIE") and it was determined that we are not the primary beneficiary of that VIE. During the fourth quarter of 2018, we recorded a $15.0 million loan loss provision against this loan. After the loan loss provision, the amortized cost of the loan was $156.0 million as of March 31, 2019 and December 31, 2018. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using the direct capitalization method. The significant unobservable inputs used in determining the collateral value were in-place net operating income and capitalization rate which were $10.5 million and 6.8%, respectively. The loan is on accrual status and we continue to receive contractual interest due. As of March 31, 2019 and 2018, this loan was assigned a risk rating of 5.
We recorded a $10.0 million loan loss provision and impairment against a commercial mortgage loan secured by a fully-built, for-sale residential condominium units located in Bethesda, MD. This was comprised of (i) $5.0 million loan loss recorded during the second quarter of 2018, and (ii) $2.0 million loan loss provision and $3.0 million of impairment recorded during the second quarter of 2017. The impairment was recorded on an investment previously recorded under other assets on our condensed consolidated balance sheet. After the loan loss provisions and related impairment, the amortized cost balance of the loan was $24.2 million and $27.2 million as of March 31, 2019 and December 31, 2018, respectively. The loan loss provision and impairment were based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $662 per square foot across properties and 15%, respectively. Effective April 1, 2017, we ceased accruing all interest associated with the loan and account for the loan on a cost-recovery basis (all proceeds are applied towards the loan balance). As of March 31, 2019 and December 31, 2018, this loan was assigned a risk rating of 5.
During 2016, we recorded a loan loss provision of $10.0 million on a commercial mortgage loan and $5.0 million on a contiguous subordinate loan secured by a multifamily property located in Williston, ND. After the loan loss provisions, the amortized cost of the loan was $32.1 million and $32.4 million as of March 31, 2019 and December 31, 2018, respectively. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were terminal capitalization rate and discount rate which were 11% and 10%, respectively. The entity in which we own an interest and which owns the underlying property was deemed to be a VIE and it was determined that we are not the primary beneficiary of the VIE. We ceased accruing interest associated with the loan and only recognize interest income upon receipt of cash. As of March 31, 2019 and December 31, 2018, this loan was assigned a risk rating of 5.
During the year ended December 31, 2018, we sold a $75.0 million ($17.7 million funded) subordinate position of our $265.0 million loans for the construction of an office campus in Renton, Washington. As of March 31, 2019, our exposure to the property is limited to a $190.0 million ($96.1 million funded) mortgage loan. This transaction was evaluated under ASC 860 - Transfers and Servicing and we determined that it qualifies as a sale and accounted for as such.
As of March 31, 2019 and December 31, 2018, the aggregate loan loss provision was $37.0 million for commercial mortgage loans and subordinate loans.
We recognized payment-in-kind ("PIK") interest of $14.5 million and $10.6 million for the three months ended March 31, 2019 and 2018, respectively.

We recognized pre-payment penalties and accelerated fees of $3.7 million for the three months ended March 31, 2019. There were no pre-payment penalties and accelerated fees for the three months ended March 31, 2018.
Note 5 – Loan Proceeds Held by Servicer
Loan proceeds held by servicer represents principal payments held by our third-party loan servicer as of the balance sheet date which were remitted to us subsequent to the balance sheet date. Loan proceeds held by servicer was $1.0 million as of December 31, 2018. There were no loan proceeds held by servicer as of March 31, 2019.
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	March 31, 2019	December 31, 2018
Interest receivable	$36,085	$33,399
Other	455	321
Total	$36,540	$33,720

Note 7 – Secured Debt Arrangements, Net
At March 31, 2019 and December 31, 2018, our borrowings had the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

	March 31, 2019 (2)			December 31, 2018 (2)
	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)
JPMorgan Facility (USD)	$1,305,435	$873,771	June 2021	$1,333,503	$680,141	June 2021
JPMorgan Facility (GBP)	49,565	49,565	June 2021	48,497	48,497	June 2021
DB Repurchase Facility (USD)	858,919	475,871	March 2021	904,181	419,823	March 2021
DB Repurchase Facility (GBP)	141,081	141,081	March 2021	150,819	150,819	March 2021
Goldman Facility	500,000	233,312	November 2021	300,000	210,072	November 2020
CS Facility (USD)	188,037	188,037	September 2019	187,117	187,117	June 2019
CS Facility (GBP)	148,219	148,219	September 2019	151,773	151,773	June 2019
HSBC Facility (GBP)	49,911	49,911	December 2019	48,835	48,835	December 2019
Sub-total	3,241,167	2,159,767		3,124,725	1,897,077
less: deferred financing costs	N/A	(17,828)		N/A	(17,555)
Total / Weighted-Average	$3,241,167	$2,141,939		$3,124,725	$1,879,522

———————
(1) Maturity date assumes extensions at our option are exercised.
(2) Weighted-average rates as of March 31, 2019 and December 31, 2018 were USD L + 2.19% / GBP L + 2.30% and USD L + 2.17% / GBP L + 2.28%, respectively.

JPMorgan Facility
In May 2017, through two indirect wholly-owned subsidiaries, we entered into a Fifth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association (as amended, the "JPMorgan Facility"). The JPMorgan Facility provides for maximum total borrowing capacity of $1.4 billion, comprised of a $1.25 billion repurchase facility and a $105.0 million asset specific financing and enables us to elect to receive advances in either U.S. dollars, British pounds ("GBP"), or Euros ("EUR"). The repurchase facility matures in June 2020, plus a one-year extension available at our option, subject to certain conditions. The asset specific financing matures in May 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under the JPMorgan Facility.

As of March 31, 2019, we had $923.3 million (including £38.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
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
As of March 31, 2019, we had $617.0 million (including £108.2 million assuming conversion into U.S. dollars) of borrowings outstanding under the DB Repurchase Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA (the "Goldman Facility"), which was upsized in March 2019 from $300.0 million to $500.0 million and matures in November 2019, plus two one-year extensions available at our option, subject to certain conditions. Margin calls may occur any time at specified margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of the seller under the Goldman Facility.
As of March 31, 2019, we had $233.3 million of borrowings outstanding under the Goldman Facility.
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
As of March 31, 2019, we had $188.0 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
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
As of March 31, 2019, we had $148.2 million (£113.7 million assuming conversion into U.S. dollars) of borrowings outstanding under the CS Facility - GBP secured by one of our commercial mortgage loans.
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
As of March 31, 2019, we had $49.9 million (£38.3 million assuming conversion into U.S. dollars) of borrowings outstanding under the HSBC Facility secured by one of our commercial mortgage loans.

At March 31, 2019, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year (1)	1 to 3 years (1)	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$159,854	$763,482	$—	$—	$923,336
DB Repurchase Facility	109,142	507,810	—	—	616,952
Goldman Facility	—	233,312	—	—	233,312
CS Facility - USD	188,037	—	—	—	188,037
CS Facility - GBP	148,219	—	—	—	148,219
HSBC Facility	49,911	—	—	—	49,911
Total	$655,163	$1,504,604	$—	$—	$2,159,767
———————
(1) Assumes underlying assets are financed through the fully extended maturity date of the facility.

The table below summarizes the outstanding balances at March 31, 2019, as well as the maximum and average month-end balances for the three months ended March 31, 2019 for our borrowings under secured debt arrangements ($ in thousands).

	As of March 31, 2019		For the three months ended March 31, 2019
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$923,336	$1,612,510	$929,496	$925,679
DB Repurchase Facility	616,952	1,013,662	672,477	636,283
Goldman Facility	233,312	517,122	259,167	250,286
CS Facility - USD	188,037	254,090	188,037	187,424
CS Facility - GBP	148,219	211,468	150,811	145,814
HSBC Facility	49,911	71,141	50,784	50,296
Total	$2,159,767	$3,679,993
We were in compliance with the covenants under each of our secured debt arrangements at March 31, 2019 and December 31, 2018.
Note 8 – Convertible Senior Notes, Net
In two separate offerings during 2014, we issued an aggregate principal amount of $254.8 million of 5.50% Convertible Senior Notes due 2019 (the "2019 Notes"), for which we received $248.6 million, after deducting the underwriting discount and offering expenses. The 2019 Notes were exchanged or converted for shares of our common stock and cash as follows:
(i) On August 2, 2018, we entered into privately negotiated exchange agreements with a limited number of holders of the 2019 Notes pursuant to which we exchanged $206.2 million of the 2019 Notes for an aggregate of (a) 10,020,328 newly issued shares of our common stock, and (b) $39.3 million in cash. We recorded $166.0 million of additional paid-in-capital in the condensed consolidated statement of changes in stockholders' equity in connection with these transactions,
(ii) Certain holders elected to convert $47.9 million of the 2019 Notes, which were settled for an aggregate of (a) 2,775,509 newly issued shares of our common stock, and (b) $0.2 million in cash. We recorded $13.9 million of additional paid-in-capital in the condensed consolidated statement of changes in stockholders' equity in connection with these transactions. These conversions occurred from August 2018 through maturity.
The remaining $0.7 million in principal amount of the 2019 Notes were repaid at maturity on March 15, 2019.
During the year ended December 31, 2018, we recorded a loss on early extinguishment of debt of $2.6 million, in connection with the exchanges and conversions of the 2019 Notes. This includes fees and accelerated amortization of capitalized costs. There was no such loss related to the 2019 Notes during the three months ended March 31, 2019.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At March 31, 2019, the 2022 Notes had a carrying value of $335.9 million and an unamortized discount of $9.1 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 ("2023 Notes," and together with the 2019 Notes and 2022 Notes, the "Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At March 31, 2019, the 2023 Notes had a carrying value of $222.8 million and an unamortized discount of $7.2 million.
The following table summarizes the terms of the Notes ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.226	8/23/2022	3.4
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	4.55
Total	$575,000
———————

(1)	Effective rate includes the effect of the adjustment for the conversion option (See endnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

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

In accordance with ASC 470 - Debt, the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates.  As a result, we attributed approximately $15.4 million of the proceeds to the equity component of the Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2019. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $7.6 million and $7.6 million for the three months ended March 31, 2019 and 2018, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $1.7 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively.
Note 9 – Derivatives, Net
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars.
We have entered into a series of forward contracts to sell an amount of foreign currency (British pound and Euro) for an agreed upon amount of U.S. dollars at various dates through December 2021. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.

The following table summarizes our non-designated foreign exchange ("Fx") forwards as of March 31, 2019:

	March 31, 2019
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx Contracts - GBP	78	259,604	GBP	April 2019- December 2021	1.07

The following table summarizes our non-designated Fx forwards as of December 31, 2018:

	December 31, 2018
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx Contracts - GBP	43	270,161	GBP	January 2019 - November 2020	0.69

We have not designated any of our derivative instruments as hedges as defined in ASC 815 "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to our derivatives for the three months ended March 31, 2019 and 2018 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2019	2018
Forward currency contracts	Loss on derivative instruments - unrealized	$(14,985)	$(8,859)
Forward currency contracts	Gain (loss) on derivative instruments - realized	8,265	(2,177)
Interest rate caps(1)	Gain on derivative instruments - unrealized	—	4
Total		$(6,720)	$(11,032)
———————

(1)	With a notional amount of $33.6 million and $38.9 million at March 31, 2019, and 2018, respectively.
The following table summarizes the gross asset and liability amounts related to our derivatives at March 31, 2019 and December 31, 2018 ($ in thousands).

	March 31, 2019			December 31, 2018
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Forward currency contracts	9,852	(1,137)	8,715	23,753	(53)	23,700
Total derivative instruments	$9,852	$(1,137)	$8,715	$23,753	$(53)	$23,700

Note 10 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	March 31, 2019	December 31, 2018
Accrued dividends payable	$69,799	$69,033
Collateral deposited under derivative agreements	1,820	20,000
Accrued interest payable	13,488	14,208
Accounts payable and other liabilities	6,450	1,505
Total	$91,557	$104,746

Note 11 – Related Party Transactions
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
We incurred approximately $9.6 million in base management fees under the Management Agreement for the three months ended March 31, 2019 as compared to approximately $8.1 million for the three months ended March 31, 2018.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us.
For the three months ended March 31, 2019 and 2018, we paid expenses totaling $0.7 million and $0.6 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the condensed consolidated balance sheet at March 31, 2019 and December 31, 2018 are approximately $9.6 million and $9.8 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
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
Note 12 – Share-Based Payments
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
We recognized stock-based compensation expense of $3.9 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively, related to restricted stock and RSU vesting. We adopted ASU 2018-07 on January 1, 2019 and the stock-based compensation expense for grants before the adoption of ASU 2018-07 is based on the closing price of our common stock of $16.66 on December 31, 2018, which was the last business day before we adopted ASU 2018-07. Refer to "Note 2 - Summary of Significant Accounting Policies" for further discussion on our adoption of ASU 2018-07.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the three months ended March 31, 2019:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in thousands)
Outstanding at December 31, 2018	65,697	1,852,957
Vested	(1,419)	—	N/A
Forfeiture	—	(4,174)	N/A
Outstanding at March 31, 2019	64,278	1,848,783

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2019:

Vesting Year	Restricted Stock	RSU	Total Awards
2019	40,671	887,222	927,893
2020	14,251	626,738	640,989
2021	9,356	334,823	344,179
Total	64,278	1,848,783	1,913,061

At March 31, 2019, we had unrecognized compensation expense of approximately $0.6 million and $27.1 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the three months ended March 31, 2019 and 2018, we delivered 433,426 and 354,996 shares of common stock for 730,717 and 603,677 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $5.0 million and $4.7 million for the three months ended March 31, 2019 and 2018, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in the condensed consolidated statement of changes in stockholders' equity.

Note 13 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2019, 136,254,352 shares of common stock were issued and outstanding, 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") were issued and outstanding and $6,900,000 shares of 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") were issued and outstanding.
Dividends. During 2019, we declared the following dividends:

	Three months ended
Dividend declared per share of:	March 31, 2019	March 31, 2018
Common Stock	$0.46	$0.46
Series B Preferred Stock	0.50	0.50
Series C Preferred Stock	0.50	0.50
Common Stock Offerings. During the first quarter of 2018, we completed a follow-on public offering of 15,525,000 shares of our common stock, at a price of $17.77 per share. The aggregate net proceeds from the offering, including proceeds from the sale of the additional shares, were $275.9 million after deducting offering expenses.
During the first quarter of 2019, we issued 1,967,361 shares of our common stock, at a per share conversion price of $17.17, related to conversions of the 2019 Notes, the remainder of which matured on March 15, 2019. We recorded a $33.8 million increase in additional paid in capital in the condensed consolidated statement of changes in stockholders' equity. Refer to "Note 8 - Convertible Senior Notes, Net" for a further discussion on the conversions of the 2019 Notes.
Note 14 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No. 653251/2018) in New York Supreme Court.  The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project.  The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants moved to dismiss the complaint on August 17, 2018, and the motion was fully briefed in October 2018. Oral argument took place on March 12, 2019, and the court’s decision is pending. We believe the claims are without merit and plan to vigorously defend the case. We do not believe this will have a material adverse effect on our condensed consolidated financial statements.
Loan Commitments. As described in "Note 4 - Commercial Mortgage and Subordinate Loans, Net," at March 31, 2019, we had $1,039.1 million of unfunded commitments related to our commercial mortgage and subordinate loan portfolios.
Note 15 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on the condensed consolidated balance sheet at March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$109,343	$109,343	$109,806	$109,806
Commercial first mortgage loans, net	4,003,089	4,025,760	3,878,981	3,894,947
Subordinate loans, net	1,183,910	1,187,128	1,048,612	1,047,854
Secured debt arrangements	(2,159,767)	(2,159,767)	(1,897,077)	(1,897,077)
2019 Notes	—	—	(34,278)	(35,276)
2022 Notes	(335,894)	(337,762)	(335,291)	(326,025)
2023 Notes	(222,770)	(225,770)	(222,431)	(221,964)
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

The table below presents the computation of basic and diluted net income per share of common stock for the three months ended March 31, 2019 and 2018 ($ in thousands except per share data):

	For the three months ended March 31,
	2019	2018
Basic Earnings
Net Income	$67,758	$49,433
Less: Preferred dividends	(6,835)	(6,835)
Net income available to common stockholders	$60,923	$42,598
Less: Dividends on participating securities	(851)	(751)
Basic Earnings	$60,072	$41,847

Diluted Earnings
Net Income	$67,758	$49,433
Less: Preferred dividends	(6,835)	(6,835)
Net income available to common stockholders	$60,923	$42,598
Add: Interest expense on Notes	9,262	N/A
Diluted Earnings	$70,185	$42,598

Number of Shares:
Basic weighted-average shares of common stock outstanding	134,607,107	110,211,853
Diluted weighted-average shares of common stock outstanding	164,683,086	111,871,429

Earnings Per Share Attributable to Common Stockholders
Basic	$0.45	$0.38
Diluted	$0.43	$0.38
Prior to the three months ended September 30, 2018, we asserted our intent and ability to settle the principal amount of the Notes in cash and, as a result, the Notes did not have any impact on our diluted earnings per share. As of September 30, 2018, we no longer asserted our intent to fully settle the principal amount of the Notes in cash upon conversion. Accordingly, the dilutive effect to earnings per share for the current year periods is determined using the "if-converted" method whereby interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three months ended March 31, 2019, 30,093,312 weighted-average potentially issuable shares from the Notes were included in the dilutive earnings per share denominator. Refer to "Note 8 - Convertible Senior Notes, Net" for further discussion.
For the three months ended March 31, 2019 and 2018, 1,849,564 and 1,659,576 weighted-average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
Note 17 – Subsequent Events
Investment activity. Subsequent to the quarter ended March 31, 2019, we committed capital of $75.6 million (£58.0 million) to a first mortgage loan.
In addition, we funded approximately $41.3 million for loans closed prior to the quarter.
Loan Repayments. Subsequent to the end of the quarter, we received approximately $13.1 million from loan repayments.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Critical Accounting Policies

A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates." There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 13, 2019.
Results of Operations
All non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Loan Portfolio Overview
The following table sets forth certain information regarding our commercial real estate debt portfolio as of March 31, 2019 ($ in thousands):

Description	Amortized Cost	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$4,003,089	7.0%	7.8%	$2,159,767	4.1%	$1,843,322
Subordinate loans, net	1,183,910	12.9%	14.3%	—	—	1,183,910
Total/Weighted-Average	$5,186,999	8.4%	9.3%	$2,159,767	4.1%	$3,027,232
———————

(1)	Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of March 31, 2019 on the floating rate loans.

(2)	Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees.

(3)	Gross of deferred financing costs of $17.8 million.

(4)	Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage and subordinate loan portfolios, on a loan-by-loan basis, as of March 31, 2019 ($ in millions):

Commercial Mortgage Loan Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan(4)	Fully-extended Maturity	Location
Urban Predevelopment	3	01/2016	$213	—		07/2019	Miami, FL
Residential-for-sale: inventory	3	03/2018	211	—		03/2021	London, UK
Hotel	3	09/2016	210	—		01/2022	Manhattan, NY
Industrial	3	01/2019	195	7		02/2024	Brooklyn, NY
Urban Predevelopment	3	04/2017	182	—		09/2019	London, UK
Office	3	10/2018	178	21		10/2021	Manhattan, NY
Office	3	11/2017	169	—		01/2023	Chicago, IL
Office	3	11/2017	157	91	Y	12/2022	Manhattan, NY
Retail Center (3)	5	11/2014	156	—		09/2020	Cincinnati, OH
Hotel	3	04/2018	151	2		04/2023	Honolulu, HI
Urban Predevelopment	3	03/2017	144	20		12/2020	Brooklyn, NY
Hotel (1)	3	09/2015	140	—		06/2023	Manhattan, NY
Hotel	3	05/2018	139	—		06/2023	Miami, FL

Hotel	3	03/2017	105	—		03/2022	Atlanta, GA
Office	3	10/2018	101	84	Y	10/2023	Manhattan, NY
Hotel	3	11/2018	99	—		12/2023	Vail, CO
Office	3	01/2018	94	94	Y	01/2022	Renton, WA
Hotel	3	12/2017	90	—		12/2022	Manhattan, NY
Hotel	3	07/2018	86	—		08/2021	Detroit, MI
Residential-for-sale: construction	3	05/2018	78	5	Y	06/2020	Brooklyn, NY
Office	3	12/2017	76	57		03/2022	London, UK
Multifamily	3	04/2014	76	—		07/2023	Various
Residential-for-sale: inventory	3	06/2018	76	—		06/2020	Manhattan, NY
Urban Predevelopment	3	12/2016	73	—		12/2020	Los Angeles, CA
Multifamily	3	06/2018	71	—		06/2020	London, UK
Multifamily	3	10/2017	67	—		11/2021	Brooklyn, NY
Hotel	3	04/2018	63	—		05/2023	Scottsdale, AZ
Office	3	03/2018	63	25		04/2023	Chicago, IL
Residential-for-sale: construction	3	12/2018	60	92	Y	12/2023	Manhattan, NY
Hotel	2	01/2017	60	—		01/2022	Miami, FL
Multifamily	3	11/2014	57	—		11/2021	Various
Multifamily	3	05/2016	50	2		06/2019	Brooklyn, NY
Residential-for-sale: inventory	3	05/2018	50	—		04/2021	Manhattan, NY
Multifamily	3	10/2017	43	—		10/2022	London, UK
Hotel	3	12/2015	42	2		12/2020	St. Thomas, USVI
Multifamily	3	12/2017	42	—		01/2020	Manhattan, NY
Hotel	3	02/2018	38	—		03/2023	Pittsburgh, PA
Residential-for-sale: construction	3	01/2018	33	47	Y	01/2023	Manhattan, NY
Multifamily (3)	5	11/2014	32	—		11/2019	Williston, ND
Residential-for-sale: inventory (3)	5	02/2014	24	—		04/2020	Bethesda, MD
Mixed Use	3	07/2017	14	—		08/2019	Manhattan, NY
Residential-for-sale: construction	3	12/2018	(1)	103	Y	01/2024	Hallandale Beach, FL
Residential-for-sale: construction	2	03/2018	(1)	115	Y	03/2023	San Francisco, CA
Office	3	08/2018	(2)	201	Y	12/2022	London, UK
Sub-total / Weighted Average Commercial mortgage loans	3.1		$4,003	$968	13%	2.7 Years

Subordinate Loan Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan(4)	Fully-extended Maturity	Location
Residential-for-sale: construction (2)	3	06/2015	$189	—	Y	02/2021	Manhattan, NY
Office	3	01/2019	99	—		12/2025	Manhattan, NY
Healthcare	3	01/2019	95	—		01/2024	Various
Residential-for-sale: construction	3	12/2017	86	24	Y	06/2022	Manhattan, NY
Residential-for-sale: construction	3	01/2016	83	—	Y	02/2021	Manhattan, NY
Other	3	09/2017	72	—		09/2022	Various
Multifamily	3	10/2015	63	—		07/2019	Manhattan, NY
Residential-for-sale: construction	3	12/2017	61	—	Y	04/2023	Los Angeles, CA
Healthcare	3	01/2015	49	—		12/2019	Various

Residential-for-sale: construction (2)	3	11/2017	43	—	Y	02/2021	Manhattan, NY
Mixed Use	3	01/2017	42	—		02/2027	Cleveland, OH
Mixed Use	3	02/2019	38	—	Y	12/2022	London, UK
Residential-for-sale: inventory	3	10/2016	36	—		10/2020	Manhattan, NY
Industrial	3	05/2013	32	—		05/2023	Various
Residential-for-sale: inventory	3	06/2017	25	—		12/2020	Manhattan, NY
Hotel	3	06/2015	25	—		07/2025	Phoenix, AZ
Multifamily	3	05/2018	20	—		05/2028	Cleveland, OH
Hotel	3	06/2015	20	—		12/2022	Washington, DC
Hotel	3	06/2018	20	—		06/2023	Las Vegas, NV
Hotel	3	02/2015	20	—		01/2020	Burbank, CA
Hotel (1)	3	09/2015	15	9		06/2023	Manhattan, NY
Office	3	07/2013	14	—		07/2022	Manhattan, NY
Mixed Use	3	12/2018	14	38	Y	12/2023	Brooklyn, NY
Hotel	3	05/2017	8	—		06/2027	Anaheim, CA
Office	3	08/2017	8	—		09/2024	Troy, MI
Mixed Use	3	07/2012	7	—		08/2022	Chapel Hill, NC
Sub total / Weighted-Average- Subordinate loans	3.0		$1,184	$71	43%	3.4 Years

Total / Weighted-Average Loan Portfolio	3.1		$5,187	$1,039	20%	2.9 Years
———————
(1) Both loans are secured by the same property.
(2) Both loans are secured by the same property.
(3) Amortized cost for these loans is net of the recorded provisions for loan losses and impairments.
(4) Weighted-average construction loan % is based on the amortized cost of the loans.

Our average asset and debt balances for the three months ended March 31, 2019, were ($ in thousands):

	Average month-end balances for the three months ended March 31, 2019
Description	Assets	Related debt
Commercial mortgage loans, net	$4,038,172	$2,195,782
Subordinate loans, net	1,169,429	—
Investment Activity
During the three months ended March 31, 2019, we committed $448.7 million of capital to loans ($441.8 million of which was funded during the three months ended March 31, 2019). In addition, during the three months ended March 31, 2019, we funded $110.3 million for loans closed prior to 2019, and received $322.4 million in repayments.

Net Income Available to Common Stockholders
For the three months ended March 31, 2019 and 2018, respectively, our net income available to common stockholders was $60.9 million, or $0.43 per diluted share of common stock, and $42.6 million, or $0.38 per diluted share of common stock.

Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands):

	Three months ended March 31,		2019 vs 2018
	2019	2018
Net interest income:
Interest income from commercial mortgage loans	$78,286	$52,114	$26,172
Interest income from subordinate loans	40,839	33,853	6,986
Interest expense	(36,295)	(22,740)	(13,555)
Net interest income	82,830	63,227	19,603
Operating expenses:
General and administrative expenses	(6,151)	(4,998)	(1,153)
Management fees to related party	(9,613)	(8,092)	(1,521)
Total operating expenses	(15,764)	(13,090)	(2,674)
Other income	518	203	315
Foreign currency gain	6,894	10,125	(3,231)
Loss on derivative instruments	(6,720)	(11,032)	4,312
Net income	$67,758	$49,433	$18,325

Net Interest Income

Net interest income increased by $19.6 million during the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily due to (i) a net increase in the principal balance of our loan portfolio by $1.1 billion, and (ii) a 0.79% increase in average one-month LIBOR for the three months ended March 31, 2019 compared to March 31, 2018. This was offset by (i) an increase in interest expense due to an increase in our net debt balance of $907.9 million as of March 31, 2019 compared to March 31, 2018, and (ii) the increase in average one-month LIBOR discussed above.
We recognized payment-in-kind ("PIK") interest of $14.5 million and $10.6 million for the three months ended March 31, 2019 and 2018, respectively.
We recognized pre-payment penalties and accelerated fees of $3.7 million for the three months ended March 31, 2019. There were no pre-payment penalties and accelerated fees for the three months ended March 31, 2018.
Operating Expenses
General and administrative expenses
General and administrative expenses increased by $1.2 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily driven by an increase of $0.6 million of non-cash restricted stock and RSU amortization related to shares of common stock awarded under LTIP and a $0.6 million increase in general operating expenses.
Management fees to related party
Management fee expense increased by $1.5 million during the three months ended March 31, 2019 as compared to the same period in 2018. The increase is primarily attributable to an increase in our stockholders’ equity (as defined in the Management Agreement) as a result of the issuance of 2,775,509 shares of our common stock related to exchanges and conversions of the 2019 Notes, which are described in "Note 8 - Convertible Senior Notes, Net" to the accompanying condensed consolidated financial statements, from August 2018 through March 2019.
Management fees and the relationship between us and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, in "Note 11 - Related Party Transactions."

Foreign currency gain and (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars. We also use interest rate swaps and caps to manage exposure to variable cash flows on portions of our borrowings under secured debt arrangements. Interest rate swap and cap agreements allow us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three months ended March 31, 2019 and 2018 were $0.2 million and $(0.9) million, respectively.
Dividends
We have declared the following dividends in 2019:

	Three months ended
Dividend declared per share of:	March 31, 2019	March 31, 2018
Common Stock	$0.46	$0.46
Series B Preferred Stock	0.50	0.50
Series C Preferred Stock	0.50	0.50

Subsequent Events
Refer to "Note 17 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2019.
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

Debt-to-Common Equity Ratio
The following table presents our debt-to-common equity ratio:

	March 31, 2019	December 31, 2018
Debt to Equity Ratio (1)	1.0x	0.9x
———————
(1) Represents total secured debt arrangements and convertible senior notes, less cash and loan proceeds held by servicer to total stockholders' equity.

Our primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See "Results of Operations – Investments" above for a summary of interest rates related to our investment portfolio as of March 31, 2019.

Borrowings Under Various Financing Arrangements
JPMorgan Facility
In May 2017, through two indirect wholly-owned subsidiaries, we entered into a Fifth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. The JPMorgan Facility provides for maximum total borrowing capacity of $1.4 billion, comprised of a $1.25 billion repurchase facility and a $105.0 million asset specific financing and enables us to elect to receive advances in either U.S. dollars, British pounds ("GBP"), or Euros ("EUR"). The repurchase facility matures in June 2020, plus a one-year extension available at our option, subject to certain conditions. The asset specific financing matures in May 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of March 31, 2019, we had $923.3 million (including £38.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
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
As of March 31, 2019, we had $617.0 million (including £108.2 million assuming conversion into U.S. dollars) of borrowings outstanding under the DB Repurchase Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA, which was upsized in March 2019 from $300.0 million to $500.0 million and matures in November 2019, plus two one-year extensions available at our option, subject to certain conditions. Margin calls may occur any time at specified margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of the seller under the Goldman Facility.
As of March 31, 2019, we had $233.3 million of borrowings outstanding under the Goldman Facility.
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
As of March 31, 2019, we had $188.0 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
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
As of March 31, 2019, we had $148.2 million (£113.7 million assuming conversion into U.S. dollars) of borrowings outstanding under the CS Facility - GBP secured by one of our commercial mortgage loans.
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

As of March 31, 2019, we had $49.9 million (£38.3 million assuming conversion into U.S. dollars) of borrowings outstanding under the HSBC Facility secured by one of our commercial mortgage loans.
Debt Covenants
Each of the guarantees related to our secured debt arrangements contain the following uniform financial covenants (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017 (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 3:1; and (iii) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million.
Convertible Senior Notes
In two separate offerings during 2014, we issued an aggregate principal amount of $254.8 million of 5.50% Convertible Senior Notes due 2019, for which we received $248.6 million, after deducting the underwriting discount and offering expenses. The 2019 Notes were exchanged or converted for shares of our common stock and cash as follows:
(i) On August 2, 2018, we entered into privately negotiated exchange agreements with a limited number of holders of the 2019 Notes pursuant to which we exchanged $206.2 million of the 2019 Notes for an aggregate of (a) 10,020,328 newly issued shares of our common stock, and (b) $39.3 million in cash. We recorded $166.0 million of additional paid-in-capital in the condensed consolidated statement of changes in stockholders' equity in connection with these transactions,
(ii) Certain holders elected to convert $47.9 million of the 2019 Notes, which were settled for an aggregate of (a) 2,775,509 newly issued shares of our common stock, and (b) $0.2 million in cash. We recorded $13.9 million of additional paid-in-capital in the condensed consolidated statement of changes in stockholders' equity in connection with these transactions. These conversions occurred from August 2018 through maturity.
The remaining $0.7 million in principal amount of the 2019 Notes were repaid at maturity on March 15, 2019.
During the year ended December 31, 2018, we recorded a loss on early extinguishment of debt of $2.6 million, in connection with the exchanges and conversions of the 2019 Notes. This includes fees and accelerated amortization of capitalized costs. There was no such loss related to the 2019 Notes during the three months ended March 31, 2019.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At March 31, 2019, the 2022 Notes had a carrying value of $335.9 million and an unamortized discount of $9.1 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At March 31, 2019, the 2023 Notes had a carrying value of $222.8 million and an unamortized discount of $7.2 million.
Other Potential Sources of Financing
Our primary sources of cash currently consist of cash available, which was $109.3 million as of March 31, 2019, principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings.
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
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. These distribution requirements limit our ability to retain earnings and replenish or increase capital for operations.

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

The board of directors must approve any change in these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of March 31, 2019 are summarized as follows ($ in thousands):

	Less than 1 year (3)	1 to 3 years (3)	3 to 5 years (3)	More than 5 years (3)	Total
Secured debt arrangements (1)	$743,438	$1,709,875	$—	$—	$2,453,313
Convertible senior notes, net	28,750	57,500	601,190	—	687,440
Unfunded loan commitments (2)	505,512	533,578	—	—	1,039,090
Total	$1,277,700	$2,300,953	$601,190	$—	$4,179,843
———————

(1)	Based on the applicable benchmark rates as of March 31, 2019 on the floating rate debt for interest payments due.

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

Loan Commitments. As of March 31, 2019, we had $1.0 billion of unfunded loan commitments, comprised of $968.0 million related to our commercial mortgage loan portfolio, and $71.1 million related to our subordinate loan portfolio.
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
Forward Currency Contracts. We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars. We have entered into a series of forward contracts to sell an amount of foreign currency (British pounds) for an agreed upon amount of U.S. dollars at various dates through December 2021. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments. Refer to "Note 9 - Derivatives, Net" to the accompanying condensed consolidated financial statements for details regarding our forward contracts.
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
As of March 31, 2019, we had 6,770,393 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On or after September 21, 2020, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
As of March 31, 2019, we had 6,900,000 shares of Series C Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series C Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the last day of each January, April, July, and October, at the rate of 8.00% per annum of the $25.00 per share liquidation preference (equivalent to $2.00 per annum per share). Except under certain limited circumstances, the Series C Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. We may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.

Non-GAAP Financial Measures

Operating Earnings
For the three months ended March 31, 2019 and 2018, our Operating Earnings were $68.4 million, or $0.50 per share, and $47.9 million, or $0.43 per share, respectively. Operating Earnings is a non-GAAP financial measure that we define as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses and impairments. Beginning with the quarter ended September 30, 2016, we slightly modified our definition of Operating Earnings to include realized gains (losses) on currency swaps related to interest income on investments denominated in a currency other than U.S. dollars. In addition, beginning with the quarter ended December 31, 2018, we further modified our definition of Operating Earnings to include the impact from forward points on our foreign currency hedges, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms. These amounts are not included in GAAP net income. In order to conform to the 2018 year-end presentation, which incorporates this modification, prior-year Operating Earnings results presented below have been modified accordingly. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors.
The weighted-average diluted shares outstanding used for Operating Earnings per weighted-average diluted share has been adjusted from weighted-average diluted shares under GAAP to exclude shares issued from a potential conversion of the Notes. Consistent with the treatment of other unrealized adjustments to Operating Earnings, these potentially issuable shares are excluded until a conversion occurs, which we believe is a useful presentation for investors. We believe that excluding shares issued in connection with a potential conversion of the Notes from our computation of Operating Earnings per weighted-average diluted share is useful to investors for various reasons, including the following: (i) conversion of Notes to shares requires both the holder of a Note to elect to convert the Note and for us to elect to settle the conversion in the form of shares; (ii) future conversion decisions by Note holders will be based on our stock price in the future, which is presently not determinable; (iii) the exclusion of shares issued in connection with a potential conversion of the Notes from the computation of Operating Earnings per weighted-average diluted share is consistent with how we treat other unrealized items in our computation of Operating Earnings per weighted-average diluted share; and (iv) we believe that when evaluating our operating performance, investors and potential investors consider our Operating Earnings relative to our actual distributions, which are based on shares outstanding and not shares that might be issued in the future. The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Operating Earnings ($ in thousands, except Price):

	Three months ended March 31, 2019 (1)

Weighted-Averages	Face	Price	Shares
Weighted-average diluted shares - GAAP			164,683,086
2019 Notes (2)	$26,487	$17.17	(1,542,708)
2022 Notes	$345,000	$19.91	(17,327,970)
2023 Notes	$230,000	$20.53	(11,205,301)
Unvested RSUs	—	—	1,849,564
Weighted-average diluted shares - Operating Earnings			136,456,671
———————
(1) This reconciliation only applies to the three months ended March 31, 2019 because in the reporting period for the three months ended March 31, 2018 we used the treasury stock method when determining the potential share dilution from the Notes in the computation of earnings per share.
(2) Face represents the weighted-average balances during the period.

Computation of Share Count for Operating Earnings
	Three months ended March 31,
	2019	2018
Basic weighted-average shares of common stock outstanding	134,607,107	110,211,853
Weighted-average unvested RSUs	1,849,564	1,659,576
Weighted-average diluted shares - Operating Earnings	136,456,671	111,871,429

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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings ($ in thousands):

	Three months ended March 31,
	2019	2018
Net income available to common stockholders	$60,923	$42,598
Adjustments:
Equity-based compensation expense	3,901	3,342
Loss on derivative instruments	6,720	11,032
Foreign currency gain, net	(6,894)	(10,125)
Net realized gains relating to interest income on foreign currency hedges, net (1)	418	(237)
Net realized gains relating to forward points on foreign currency hedges, net	2,431	174
Amortization of the convertible senior notes related to equity reclassification	909	1,140
Total adjustments:	7,485	5,326
Operating Earnings	$68,408	$47,924
Diluted Operating Earnings per share of common stock (2)	$0.50	$0.43
Weighted-average diluted shares - Operating Earnings	136,456,671	111,871,429

(1) In order to conform to the 2019 presentation of the reconciliation from net income available to common stockholders to Operating Earnings, $0.2 million was reclassified from Foreign currency gain, net for the three months ended March 31, 2018.
(2) For the computation of diluted Operating Earnings per share of common stock, for the three months ended March 31, 2019, $8.4 million of interest expense related to the Notes is not deducted from the numerator and the potentially dilutive shares related to the Notes are excluded from the denominator.

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	March 31, 2019	December 31, 2018
Stockholders' Equity	$2,539,824	$2,509,747
Series B Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Series C Preferred Stock (Liquidation Preference)	(172,500)	(172,500)
Common Stockholders' Equity	$2,198,064	$2,167,987
Common Stock	136,254,352	133,853,565
Book value per share	$16.13	$16.20

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

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following March 31, 2019, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)	Increase to net interest income (per share) (1)	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)
USD	$2,349,599	$11,748	$0.09	$(10,073)	$(0.07)
GBP	284,758	1,424	0.01	(789)	(0.01)
Total:	$2,634,357	$13,172	$0.10	$(10,862)	$(0.08)
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
During the period ended March 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within ARI to disclose material information otherwise required to be set forth in our periodic reports.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No. 653251/2018) in New York Supreme Court.  The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project.  The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants moved to dismiss the complaint on August 17, 2018, and the motion was fully briefed in October 2018. Oral argument took place on March 12, 2019, and the court’s decision is pending. We believe the claims are without merit and plan to vigorously defend the case.

Item 1A. Risk Factors
See our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our risk factors during the three months ended March 31, 2019.

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

April 24, 2019

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)