Form 10-Q
period 2019-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2019-07-24
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
(212) 515–3200
(Registrant’s telephone number, including area code)
__________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	ARI	New York Stock Exchange

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
As of July 23, 2019, there were 153,531,597 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$116,472	$109,806
Commercial mortgage loans, net (includes $3,638,419 and $3,197,900 pledged as collateral under secured debt arrangements in 2019 and 2018, respectively)	4,206,754	3,878,981
Subordinate loans, net	1,236,990	1,048,612
Other assets	40,072	33,720
Derivative assets	19,502	23,700
Loan proceeds held by servicer	4,619	1,000
Total Assets	$5,624,409	$5,095,819
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $18,246 and $17,555 in 2019 and 2018, respectively)	$1,783,057	$1,879,522
Convertible senior notes, net	559,619	592,000
Senior secured term loan, net (net of deferred financing costs of $7,333 and $0 in 2019 and 2018, respectively)	490,226	—
Derivative liabilities	13,113	—
Accounts payable, accrued expenses and other liabilities	96,736	104,746
Payable to related party	10,259	9,804
Total Liabilities	2,953,010	2,586,072
Commitments and Contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series B preferred stock, 6,770,393 shares issued and outstanding ($169,260 liquidation preference)	68	68
Series C preferred stock, 0 and 6,900,000 issued and outstanding ($0 and $172,500 liquidation preference in 2019 and 2018), respectively	—	69
Common stock, $0.01 par value, 450,000,000 shares authorized, 153,531,597 and 133,853,565 shares issued and outstanding in 2019 and 2018, respectively	1,535	1,339
Additional paid-in-capital	2,817,542	2,638,441
Accumulated deficit	(147,746)	(130,170)
Total Stockholders’ Equity	2,671,399	2,509,747
Total Liabilities and Stockholders’ Equity	$5,624,409	$5,095,819

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended June 30,			Six months ended June 30,
	2019	2018		2019	2018
Net interest income:
Interest income from commercial mortgage loans	$77,458	$65,141		$155,744	$117,255
Interest income from subordinate loans	41,043	34,075		81,882	67,928
Interest expense	(33,511)	(28,437)		(69,806)	(51,177)
Net interest income	84,990	70,779		167,820	134,006
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,294 and $8,195 in 2019 and $4,014 and $7,356 in 2018, respectively)	(6,574)	(5,652)		(12,725)	(10,650)
Management fees to related party	(10,259)	(9,013)		(19,872)	(17,105)
Total operating expenses	(16,833)	(14,665)		(32,597)	(27,755)
Other income	484	343		1,002	546
Reversal of (Provision for) loan losses and impairments	15,000	(5,000)		15,000	(5,000)
Realized loss on investments	(12,513)	—		(12,513)	—
Foreign currency loss	(7,777)	(29,649)		(883)	(19,524)
Gain on foreign currency forwards (includes unrealized gains (losses) of $10,787 and $(4,198) in 2019 and $24,796 and $15,941 in 2018, respectively)	11,186	33,538		4,466	22,506
Unrealized loss on interest rate swap	(13,113)	—		(13,113)	—
Net income	$61,424	$55,346		$129,182	$104,779
Preferred dividends	(4,919)	(6,834)	—	(11,754)	(13,669)
Net income available to common stockholders	$56,505	$48,512		$117,428	$91,110
Net income per share of common stock:
Basic	$0.38	$0.39		$0.83	$0.78
Diluted	$0.37	$0.39		$0.80	$0.78
Basic weighted-average shares of common stock outstanding	145,567,963	123,019,993		140,117,813	116,651,305
Diluted weighted-average shares of common stock outstanding	174,101,234	124,629,317		169,418,177	118,281,153
Dividend declared per share of common stock	$0.46	$0.46		$0.92	$0.92

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2018	13,670,393	$137	107,121,235	$1,071	$2,170,078	$(83,143)	$2,088,143
Capital increase (decrease) related to Equity Incentive Plan	—	—	345,996	4	(1,389)	—	(1,385)
Issuance of common stock	—	—	15,525,000	155	275,724	—	275,879
Offering costs	—	—	—	—	(377)	—	(377)
Net income	—	—	—	—	—	49,433	49,433
Dividends declared on preferred stock	—	—	—	—	—	(6,835)	(6,835)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(57,328)	(57,328)
Balance at March 31, 2018	13,670,393	$137	122,992,231	$1,230	$2,444,036	$(97,873)	$2,347,530
Capital increase related to Equity Incentive Plan	—	—	28,070	—	4,013	—	4,013
Offering costs	—	—	—	—	(76)	—	(76)
Net income	—	—	—	—	—	55,346	55,346
Dividends declared on preferred stock	—	—	—	—	—	(6,834)	(6,834)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(57,326)	(57,326)
Balance at June 30, 2018	13,670,393	$137	123,020,301	$1,230	$2,447,973	$(106,687)	$2,342,653

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2019	13,670,393	$137	133,853,565	$1,339	$2,638,441	$(130,170)	$2,509,747
Capital increase (decrease) related to Equity Incentive Plan	—	—	433,426	4	(1,099)	—	(1,095)
Conversions of convertible senior notes for common stock	—	—	1,967,361	20	33,758	—	33,778
Net income	—	—	—	—	—	67,758	67,758
Dividends declared on preferred stock	—	—	—	—	—	(6,835)	(6,835)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(63,529)	(63,529)
Balance at March 31, 2019	13,670,393	$137	136,254,352	$1,363	$2,671,100	$(132,776)	$2,539,824
Capital increase related to Equity Incentive Plan	—	—	27,245	—	4,294	—	4,294
Issuance of common stock	—	—	17,250,000	172	314,985	—	315,157
Redemption of preferred stock	(6,900,000)	(69)	—	—	(172,431)	—	(172,500)
Offering costs	—	—	—	—	(406)	—	(406)
Net income	—	—	—	—	—	61,424	61,424
Dividends declared on preferred stock	—	—	—	—	—	(4,919)	(4,919)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(71,475)	(71,475)
Balance at June 30, 2019	6,770,393	$68	153,531,597	$1,535	$2,817,542	$(147,746)	$2,671,399

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the six months ended June 30,
	2019	2018
Cash flows (used in) provided by operating activities:
Net income	$129,182	$104,779
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(40,490)	(30,192)
Amortization of deferred financing costs	5,487	5,355
Equity-based compensation	3,195	2,628
(Reversal of) Provision for loan losses and impairments	(15,000)	5,000
Realized loss on Investments	12,513	—
Foreign currency gain	3,068	17,371
Unrealized (gain) loss on derivative instruments	17,311	(15,941)
Changes in operating assets and liabilities:
Proceeds received from PIK	—	75,652
Other assets	(6,460)	(4,069)
Accounts payable, accrued expenses and other liabilities	668	10,190
Payable to related party	455	845
Net cash (used in) provided by operating activities	109,929	171,618
Cash flows used in investing activities:
New funding of commercial mortgage loans	(511,310)	(1,275,507)
Add-on funding of commercial mortgage loans	(175,497)	(60,500)
New funding of subordinate loans	(276,607)	(201,966)
Add-on funding of subordinate loans	(12,825)	(43,284)
Proceeds and payments received on commercial mortgage loans	341,453	227,913
Proceeds and payments received on subordinate loans	130,567	367,143
Origination and exit fees received on commercial mortgage and subordinate loans	12,275	28,362
Decrease in collateral held related to derivative contracts	(18,180)	4,930
Net cash (used in) provided by investing activities	(510,124)	(952,909)
Cash flows from financing activities:
Proceeds from issuance of common stock	315,157	275,879
Redemption of preferred stock	(172,500)	—
Payment of offering costs	(141)	(188)
Proceeds from secured debt arrangements	981,529	1,367,211
Repayments of secured debt arrangements	(1,063,071)	(723,260)
Proceeds from issuance of senior secured term loan	497,500	—
Exchanges and conversions of convertible senior notes	(704)	—
Payment of deferred financing costs	(9,416)	(11,314)
Dividends on common stock	(126,289)	(114,655)
Dividends on preferred stock	(15,204)	(13,669)
Net cash (used in) provided by financing activities	406,861	780,004
Net increase (decrease) in cash and cash equivalents	6,666	(1,287)
Cash and cash equivalents, beginning of period	109,806	77,671
Cash and cash equivalents, end of period	$116,472	$76,384
Supplemental disclosure of cash flow information:
Interest paid	$62,915	$43,420
Supplemental disclosure of non-cash financing activities:
Exchange of convertible senior notes for common stock	$33,778	$—
Dividend declared, not yet paid	$74,295	$64,162
Offering costs payable	$265	$—
Loan proceeds held by servicer	$4,619	$—
Deferred financing costs, not yet paid	$4,095	$—
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other future period.
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
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326)" ("ASU 2016-13"). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The guidance will replace the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we are currently evaluating the impact ASU 2016-13 will have on our condensed consolidated financial statements, we expect that the adoption will result in higher provisions for expected loan losses.

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
The estimated fair values of our derivative instruments are determined using a discounted cash flow analysis on the expected cash flows of each derivative. The fair values of foreign exchange forwards are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying countries. The fair value of the interest rate swap is determined by comparing the present value of remaining fixed payments to the present value of expected floating rate payments based on the forward one-month LIBOR curve. Our derivative instruments are classified as Level II in the fair value hierarchy.
The following table summarizes the levels in the fair value hierarchy into which our financial instruments were categorized as of June 30, 2019 and December 31, 2018 ($ in thousands):

	Fair Value as of June 30, 2019				Fair Value as of December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Foreign currency forward assets, net	$—	$19,502	$—	$19,502	$—	$23,700	$—	$23,700
Interest rate swap liability	—	(13,113)	—	(13,113)	—	—	—	—

Note 4 – Commercial Mortgage and Subordinate Loans, Net
Our loan portfolio was comprised of the following at June 30, 2019 and December 31, 2018 ($ in thousands):

Loan Type	June 30, 2019	December 31, 2018
Commercial mortgage loans, net	$4,206,754	$3,878,981
Subordinate loans, net	1,236,990	1,048,612
Total loans, net	$5,443,744	$4,927,593

Our loan portfolio consisted of 93% and 91% floating rate loans, based on amortized cost, as of June 30, 2019 and December 31, 2018, respectively.

Activity relating to our loan investment portfolio, for the six months ended June 30, 2019, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss (2)	Carrying Value
December 31, 2018	$4,982,514	$(17,940)	$(36,981)	$4,927,593
New loan fundings	787,917	—	—	787,917
Add-on loan fundings (3)	188,322	—	—	188,322

Loan repayments	(490,087)	—	—	(490,087)
Gain (loss) on foreign currency translation	(2,806)	(58)	—	(2,864)
Provision for loan loss / (Realized loss on Investment) (2)	(12,513)	—	15,000	2,487
Deferred fees	—	(12,275)	—	(12,275)
PIK interest and amortization of fees	29,201	13,450	—	42,651
June 30, 2019	$5,482,548	$(16,823)	$(21,981)	$5,443,744
———————
(1) Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses.
(2) In addition to the $22.0 million provision for loan loss, we recorded an impairment of $3.0 million against an investment previously recorded under other assets on our condensed consolidated balance sheet. During the second quarter of 2019, the underlying collateral on a commercial mortgage loan and a contiguous subordinate loan secured by a multifamily property located in Williston, ND was sold resulting in a realized loss of $12.5 million. Consequently, the previously recorded $15.0 million loan loss provision was reversed.
(3) Represents fundings for loans closed prior to 2019.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	June 30, 2019	December 31, 2018
Number of loans	71	69
Principal balance	$5,482,548	$4,982,514
Carrying value	$5,443,744	$4,927,593
Unfunded loan commitments (1)	$1,192,118	$1,095,598
Weighted-average cash coupon (2)	8.2%	8.4%
Weighted-average remaining term (3)	2.9 years	2.8 years
  ———————

(1)
Unfunded loan commitments are primarily funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)	For floating rate loans, based on applicable benchmark rates as of the specified dates.

(3)	Assumes all extension options are exercised.

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2019		December 31, 2018
Property Type	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Hotel	$1,322,167	24.3%	$1,286,590	26.1%
Residential-for-sale: construction	706,260	12.9%	528,510	10.7%
Residential-for-sale: inventory	395,375	7.3%	577,053	11.7%
Office	1,202,311	22.2%	832,620	16.9%
Urban Predevelopment	595,263	10.8%	683,886	13.9%
Multifamily	472,785	8.7%	448,899	9.1%
Industrial	227,451	4.2%	32,000	0.6%
Retail Center	158,128	2.9%	156,067	3.2%
Healthcare	142,933	2.6%	156,814	3.2%
Other	120,041	2.2%	151,197	3.1%
Mixed Use	101,030	1.9%	73,957	1.5%
Total	$5,443,744	100.0%	$4,927,593	100.0%

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2019		December 31, 2018
Geographic Location	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Manhattan, NY	$1,883,438	34.6%	$1,669,145	33.9%
Brooklyn, NY	553,859	10.2%	346,056	7.0%
Northeast	18,738	0.3%	23,479	0.5%
West	696,804	12.8%	614,160	12.5%
Midwest	638,981	11.8%	631,710	12.8%
Southeast	501,878	9.2%	559,043	11.3%
Southwest	119,910	2.2%	96,345	2.0%
Mid Atlantic	108,056	2.0%	211,775	4.3%
United Kingdom	654,952	12.0%	700,460	14.2%
Other International	267,128	4.9%	75,420	1.5%
Total	$5,443,744	100.0%	$4,927,593	100.0%

We assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio ("LTV"), debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:
1.    Very low risk
2.    Low risk
3. Moderate/average risk
4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or has been impaired

The following table allocates the carrying value of our loan portfolio based on our internal risk ratings at the dates indicated ($ in thousands):

	June 30, 2019			December 31, 2018
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—%	—	$—	—%
2	3	253,817	5%	3	138,040	3%
3	66	5,010,351	92%	63	4,573,930	93%
4	—	—	—%	—	—	—%
5	2	179,576	3%	3	215,623	4%
	71	$5,443,744	100%	69	$4,927,593	100%

Weighted-average risk rating			3.0			3.1

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

We evaluate modifications to our loan portfolio to determine if the modifications constitute a troubled debt restructuring ("TDR") and/or substantial modification, under ASC Topic 310, "Receivables." During the second quarter of 2018, we determined that a modification of one commercial mortgage loan, secured by a retail center in Cincinnati, OH, with a principal balance of $171.2 million constituted a TDR as the interest rate spread was reduced from 5.5% over LIBOR to 3.0% over LIBOR. The entity in which we own an interest and which owns the underlying property was deemed to be a variable interest entity ("VIE") and it was determined that we are not the primary beneficiary of that VIE. During the fourth quarter of 2018, we recorded a $15.0 million loan loss provision against this loan. After the loan loss provision, the amortized cost of the loan was $158.1 million and $156.1 million as of June 30, 2019 and December 31, 2018, respectively. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using the direct capitalization method. The significant unobservable input used in determining the collateral value was the capitalization rate which was 6.8%. The loan is on accrual status and we continue to receive contractual interest due. As of June 30, 2019 and December 31, 2018, this loan was assigned a risk rating of 5.
We recorded a $10.0 million loan loss provision and impairment against a commercial mortgage loan secured by a fully-built, for-sale residential condominium units located in Bethesda, MD. This was comprised of (i) $5.0 million loan loss recorded during the second quarter of 2018, and (ii) $2.0 million loan loss provision and $3.0 million of impairment recorded during the second quarter of 2017. The impairment was recorded on an investment previously recorded under other assets on our condensed consolidated balance sheet. After the loan loss provisions and related impairment, the amortized cost balance of the loan was $21.5 million and $27.2 million as of June 30, 2019 and December 31, 2018, respectively. The loan loss provision and impairment were based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $662 per square foot across properties and 15%, respectively. Effective April 1, 2017, we ceased accruing all interest associated with the loan and account for the loan on a cost-recovery basis (all proceeds are applied towards the loan balance). As of June 30, 2019 and December 31, 2018, this loan was assigned a risk rating of 5.
During 2016, we recorded a loan loss provision of $10.0 million on a commercial mortgage loan and $5.0 million on a contiguous subordinate loan secured by a multifamily property located in Williston, ND. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were terminal capitalization rate and discount rate which were 11% and 10%, respectively. We ceased accruing interest associated with the loan and only recognized interest income upon receipt of cash. As of December 31, 2018, the amortized cost of the loan, net of the loan loss provision, was $32.4 million and was assigned a risk rating of 5. During the second quarter of 2019, the underlying collateral was sold resulting in a realized loss of $12.5 million. Consequently, the previously recorded $15.0 million loan loss provision was reversed.
During the year ended December 31, 2018, we sold a $75.0 million ($17.7 million funded) subordinate position of our $265.0 million loans for the construction of an office campus in Renton, Washington. As of June 30, 2019, our exposure to the property is limited to a $190.0 million ($108.0 million funded) mortgage loan. This transaction was evaluated under ASC 860 - Transfers and Servicing and we determined that it qualifies as a sale and accounted for as such.
As of June 30, 2019 and December 31, 2018, the aggregate loan loss provision was $22.0 million and $37.0 million for commercial mortgage loans and subordinate loans, respectively.
We recognized payment-in-kind ("PIK") interest of $14.6 million and $29.1 million for the three and six months ended June 30, 2019, respectively, and $9.1 million and $19.7 million for the three and six months ended June 30, 2018, respectively.
We recognized $0 and $3.7 million pre-payment penalties and accelerated fees for the three and six months ended June 30, 2019, respectively and $1.6 million for each of the three and six months ended June 30, 2018.
Note 5 – Loan Proceeds Held by Servicer
Loan proceeds held by servicer represents principal payments held by our third-party loan servicer as of the balance sheet date which were remitted to us subsequent to the balance sheet date. Loan proceeds held by servicer were $4.6 million and $1.0 million as of June 30, 2019 and December 31, 2018, respectively.
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	June 30, 2019	December 31, 2018
Interest receivable	$39,047	$33,399
Other	1,025	321
Total	$40,072	$33,720

Note 7 – Secured Debt Arrangements, Net
At June 30, 2019 and December 31, 2018, our borrowings had the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

	June 30, 2019 (2)			December 31, 2018 (2)
	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)
JPMorgan Facility (USD)	$951,723	$712,335	June 2024	$1,333,503	$680,141	June 2021
JPMorgan Facility (GBP)	48,277	48,277	June 2024	48,497	48,497	June 2021
DB Repurchase Facility (USD)	862,588	434,090	March 2021	904,181	419,823	March 2021
DB Repurchase Facility (GBP)	137,412	137,412	March 2021	150,819	150,819	March 2021
Goldman Facility	500,000	112,713	November 2021	300,000	210,072	November 2020
CS Facility (USD)	174,278	174,278	December 2019	187,117	187,117	June 2019
CS Facility (GBP)	144,364	144,364	December 2019	151,773	151,773	June 2019
HSBC Facility (GBP)	37,834	37,834	December 2019	48,835	48,835	December 2019
Sub-total	2,856,476	1,801,303		3,124,725	1,897,077
less: deferred financing costs	N/A	(18,246)		N/A	(17,555)
Total / Weighted-Average	$2,856,476	$1,783,057		$3,124,725	$1,879,522

———————
(1) Maturity date assumes extensions at our option are exercised.
(2) Weighted-average rates as of June 30, 2019 and December 31, 2018 were USD L + 2.10% / GBP L + 2.30% and USD L + 2.17% / GBP L + 2.28%, respectively.

JPMorgan Facility
In May 2017, through two indirect wholly-owned subsidiaries, we entered into a Fifth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association (as amended, the "JPMorgan Facility"). During the second quarter of 2019, we amended the JPMorgan Facility to allow for $1.0 billion of maximum borrowings and maturity in June 2022, plus two one-year extensions available at our option, subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in U.S. dollars, British pounds ("GBP"), or Euros ("EUR"). Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of June 30, 2019, we had $760.6 million (including £38.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Repurchase Facility
In April 2018, through an indirect wholly-owned subsidiary, we entered into a Second Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch (as amended, the "DB Repurchase Facility"), which was upsized in September 2018, and provides for advances of up to $1.0 billion for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in U.S. dollars, British pounds, or Euros. The repurchase facility matures in March 2020, plus a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of June 30, 2019, we had $571.5 million (including £108.2 million assuming conversion into U.S. dollars) of borrowings outstanding under the DB Repurchase Facility secured by certain of our commercial mortgage loans.
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
As of June 30, 2019, we had $112.7 million of borrowings outstanding under the Goldman Facility.
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
As of June 30, 2019, we had $174.3 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
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
As of June 30, 2019, we had $144.4 million (£113.7 million assuming conversion into U.S. dollars) of borrowings outstanding under the CS Facility - GBP secured by one of our commercial mortgage loans.
HSBC Facility
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc (the "HSBC Facility"), which provides for a single asset financing. The facility matures in December 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of June 30, 2019, we had $37.8 million (£29.8 million assuming conversion into U.S. dollars) of borrowings outstanding under the HSBC Facility secured by one of our commercial mortgage loans.
At June 30, 2019, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year (1)	1 to 3 years (1)	3 to 5 years (1)	More than 5 years	Total
JPMorgan Facility	$144,554	$294,839	$321,219	$—	$760,612
DB Repurchase Facility	106,304	465,198	—	—	571,502
Goldman Facility	—	112,713	—	—	112,713
CS Facility - USD	174,278	—	—	—	174,278
CS Facility - GBP	144,364	—	—	—	144,364
HSBC Facility	37,834	—	—	—	37,834
Total	$607,334	$872,750	$321,219	$—	$1,801,303
———————
(1) Assumes underlying assets are financed through the fully extended maturity date of the facility.
The table below summarizes the outstanding balances at June 30, 2019, as well as the maximum and average month-end balances for the six months ended June 30, 2019 for our borrowings under secured debt arrangements ($ in thousands).

	As of June 30, 2019		For the six months ended June 30, 2019
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$760,612	$1,612,150	$929,496	$836,744
DB Repurchase Facility	571,502	1,012,396	672,477	583,879
Goldman Facility	112,713	515,064	312,507	207,934
CS Facility - USD	174,278	238,441	188,037	184,049
CS Facility - GBP	144,364	206,422	150,811	145,599
HSBC Facility	37,834	53,946	50,784	47,830
Total	$1,801,303	$3,638,419

We were in compliance with the covenants under each of our secured debt arrangements at June 30, 2019 and December 31, 2018.
Note 8 – Senior Secured Term Loan, Net
In May 2019, we entered into a $500.0 million senior secured term loan (“Term Loan B”). The Term Loan B bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The Term Loan B matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities.
Covenants
The Term Loan B includes, the following financial covenants: (i) our ratio of total non-recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
We were in compliance with the covenants under the Term Loan B at June 30, 2019.
Interest Rate Swap
In connection with the Term Loan B, we entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the Term Loan B at 4.87%.
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
During the year ended December 31, 2018, we recorded a loss on early extinguishment of debt of $2.6 million, in connection with the exchanges and conversions of the 2019 Notes. This includes fees and accelerated amortization of capitalized costs. There was no such loss related to the 2019 Notes during the three and six months ended June 30, 2019.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At June 30, 2019, the 2022 Notes had a carrying value of $336.5 million and an unamortized discount of $8.5 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 ("2023 Notes," and together with the 2019 Notes and 2022 Notes, the "Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At June 30, 2019, the 2023 Notes had a carrying value of $223.1 million and an unamortized discount of $6.9 million.
The following table summarizes the terms of the Notes ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	3.15
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	4.29
Total	$575,000
———————

(1)	Effective rate includes the effect of the adjustment for the conversion option (See endnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

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

In accordance with ASC 470 - Debt, the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates.  As a result, we attributed approximately $15.4 million of the proceeds to the equity component of the Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2019. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $7.2 million and $14.8 million for the three and six months ended June 30, 2019, respectively, as compared to approximately $7.6 million and $15.2 million for the three and six months ended June 30, 2018, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $1.4 million and $3.1 million for the three and six months ended June 30, 2019, respectively, as compared to $1.8 million and $3.7 million for the three and six months ended June 30, 2018, respectively.

Note 10 – Derivatives
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars.
We have entered into a series of forward contracts to sell an amount of foreign currency (British pound and Euro) for an agreed upon amount of U.S. dollars at various dates through February 2023. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.
In connection with the Term Loan B, we entered into an interest rate swap to fix LIBOR at 2.12% or an all-in interest rate of 4.87%. We use interest rate swaps and caps to manage exposure to variable cash flows on portions of our borrowings under term loan debt. Interest rate swap and cap agreements allow us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. Gains or losses related to the interest rate swap are recorded net under interest expense in our condensed consolidated statement of operations.
The following table summarizes our non-designated foreign exchange ("Fx") forwards and our interest rate swap as of June 30, 2019:

	June 30, 2019
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx Contracts - GBP	95	271,961	GBP	July 2019- December 2021	0.89
Fx Contracts - EUR	15	183,689	EUR	August 2019- February 2023	0.87
Interest Rate Swap	1	500,000	USD	May 2026	6.87

The following table summarizes our non-designated Fx forwards as of December 31, 2018:

	December 31, 2018
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx Contracts - GBP	43	270,161	GBP	January 2019 - November 2020	0.69

We have not designated any of our derivative instruments as hedges as defined in ASC 815 "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to our derivatives for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2019	2018	2019	2018
Forward currency contracts	Gain (loss) on derivative instruments - unrealized	$10,787	$24,800	$(4,198)	$15,941
Forward currency contracts	Gain on derivative instruments - realized	399	8,742	8,664	6,565
Interest rate caps(1)	Loss on derivative instruments - unrealized	—	(4)	—	—
	Gain on derivative instruments	11,186	33,538	4,466	22,506

———————

(1)	With a notional amount of $0.0 million and $37.5 million at June 30, 2019, and 2018, respectively.

		Amount of loss recognized in income		Amount of loss recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location of Loss Recognized in Income	2019	2018	2019	2018
Interest rate swap(1)	Unrealized loss on interest rate swap	(13,113)	—	(13,113)	—
———————

(1)	With a notional amount of $500.0 million and $0.0 million at June 30, 2019, and 2018, respectively.

The following table summarizes the gross asset and liability amounts related to our derivatives at June 30, 2019 and December 31, 2018 ($ in thousands).

	June 30, 2019			December 31, 2018
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Forward currency contracts	$19,760	$(258)	$19,502	$23,753	$(53)	$23,700
Interest rate swap	(13,113)	—	(13,113)	—	—	—

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	June 30, 2019	December 31, 2018
Accrued dividends payable	$74,295	$69,033
Collateral deposited under derivative agreements	1,820	20,000
Accrued interest payable	13,470	14,208
Accounts payable and other liabilities	7,151	1,505
Total	$96,736	$104,746

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
We incurred approximately $10.3 million and $19.9 million in base management fees under the Management Agreement for the three and six months ended June 30, 2019, respectively, as compared to approximately $9.0 million and $17.1 million for the three and six months ended June 30, 2018, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us.
For the three and six months ended June 30, 2019, we paid expenses totaling $0.7 million and $1.4 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $0.6 million and $1.2 million for the same periods in the prior year. These expenses are included in the general and administrative expenses line item of the condensed consolidated statement of operations.
Included in payable to related party on the condensed consolidated balance sheet at June 30, 2019 and December 31, 2018 are approximately $10.3 million and $9.8 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
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
Term Loan Debt
In May 2019, Apollo Global Funding, LLC, an affiliate of the Manager, served as one of the five arrangers for the issuance of our Term Loan B and received $0.6 million of arrangement fees.
Note 13 – Share-Based Payments
On September 23, 2009, our board of directors approved the Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan ("2009 LTIP") and on April 16, 2019, our board of directors approved the Amended and Restated Apollo Commercial Real Estate Finance, Inc. 2019 Equity Incentive Plan ("2019 LTIP," and together with the 2009 LTIP, the "LTIPs"), which amended and restated the 2009 LTIP. Following the approval of the 2019 LTIP by our stockholders at our 2019 annual meeting of stockholders on June 12, 2019, no additional awards will be granted under the 2009 LTIP and all outstanding awards granted under the 2009 LTIP remain in effect in accordance with the terms in the 2009 LTIP.
The 2019 LTIP provides for grants of restricted common stock, restricted stock units ("RSUs") and other equity-based awards up to an aggregate of 7,000,000 shares of our common stock. The LTIPs are administered by the compensation committee of our board of directors (the "Compensation Committee") and all grants under the LTIPs must be approved by the Compensation Committee.
We recognized stock-based compensation expense of $4.3 million and $8.2 million for the three and six months ended June 30, 2019, respectively, related to restricted stock and RSU vesting, as compared to $4.0 million and $7.4 million for the three and six months ended June 30, 2018. We adopted ASU 2018-07 on January 1, 2019 and the stock-based compensation expense for grants before the adoption of ASU 2018-07 is based on the closing price of our common stock of $16.66 on December 31, 2018, which was the last business day before we adopted ASU 2018-07. Refer to "Note 2 - Summary of Significant Accounting Policies" for further discussion on our adoption of ASU 2018-07.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the six months ended June 30, 2019:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in thousands)
Outstanding at December 31, 2018	65,697	1,852,957
Granted	27,245	—	500
Vested	(47,586)	—	N/A
Forfeiture	—	(6,784)	N/A
Outstanding at June 30, 2019	45,356	1,846,173

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2019:

Vesting Year	Restricted Stock	RSU	Total Awards
2019	20,000	885,976	905,976
2020	25,356	625,825	651,181
2021	—	334,372	334,372
Total	45,356	1,846,173	1,891,529

At June 30, 2019, we had unrecognized compensation expense of approximately $0.5 million and $23.3 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the six months ended June 30, 2019 and 2018, we delivered 433,426 and 345,996 shares of common stock for 730,717 and 603,677 vested RSUs, respectively. No RSUs were delivered during the three months ended June 30, 2019 and 2018. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $5.0 million and $4.7 million for the six months ended June 30, 2019 and 2018, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in the condensed consolidated statement of changes in stockholders' equity.
Note 14 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2019, 153,531,597 shares of common stock were issued and outstanding, 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") were issued and outstanding.
On June 10, 2019, we redeemed all 6,900,000 shares of 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223 per share.
Dividends. During 2019, we declared the following dividends:

	Three months ended
Dividend declared per share of:	June 30, 2019	March 31, 2019
Common Stock	$0.46	$0.46
Series B Preferred Stock	0.50	0.50
Series C Preferred Stock	0.2223	0.50

Common Stock Offerings. During the first quarter of 2018, we completed a follow-on public offering of 15,525,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $17.77 per share. The aggregate net proceeds from the offering were $275.9 million after deducting offering expenses.
During the first quarter of 2019, we issued 1,967,361 shares of our common stock, at a per share conversion price of $17.17, related to conversions of the 2019 Notes, the remainder of which matured on March 15, 2019. We recorded a $33.8 million increase in additional paid in capital in the condensed consolidated statement of changes in stockholders' equity. Refer to "Note 9 - Convertible Senior Notes, Net" for a further discussion on the conversions of the 2019 Notes.
During the second quarter of 2019, we completed a follow-on public offering of 17,250,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $18.27 per share. The aggregate net proceeds from the offering were $314.8 million after deducting offering expenses.
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
Loan Commitments. As described in "Note 4 - Commercial Mortgage and Subordinate Loans, Net," at June 30, 2019, we had $1.2 billion of unfunded commitments related to our commercial mortgage and subordinate loan portfolios.
Note 16 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on the condensed consolidated balance sheet at June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$116,472	$116,472	$109,806	$109,806
Commercial first mortgage loans, net	4,206,754	4,263,296	3,878,981	3,894,947
Subordinate loans, net	1,236,990	1,246,454	1,048,612	1,047,854
Secured debt arrangements	(1,783,057)	(1,783,057)	(1,897,077)	(1,897,077)
Senior secured term loan	(490,226)	(496,875)	—	—
2019 Notes	—	—	(34,278)	(35,276)
2022 Notes	(336,505)	(344,786)	(335,291)	(326,025)
2023 Notes	(223,114)	(230,097)	(222,431)	(221,964)

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
The table below presents the computation of basic and diluted net income per share of common stock for the three and six months ended June 30, 2019 and 2018 ($ in thousands except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Basic Earnings
Net Income	$61,424	$55,346	$129,182	$104,779
Less: Preferred dividends	(4,919)	(6,834)	(11,754)	(13,669)
Net income available to common stockholders	$56,505	$48,512	$117,428	$91,110
Less: Dividends on participating securities	(849)	(738)	(1,700)	(1,489)
Basic Earnings	$55,656	$47,774	$115,728	$89,621

Diluted Earnings
Net Income	$61,424	$55,346	$129,182	$104,779
Less: Preferred dividends	(4,919)	(6,834)	(11,754)	(13,669)
Net income available to common stockholders	$56,505	$48,512	$117,428	$91,110
Add: Interest expense on Notes	8,619	N/A	17,881	N/A
Diluted Earnings	$65,124	$48,512	$135,309	$91,110

Number of Shares:
Basic weighted-average shares of common stock outstanding	145,567,963	123,019,993	140,117,813	116,651,305
Diluted weighted-average shares of common stock outstanding	174,101,234	124,629,317	169,418,177	118,281,153

Earnings Per Share Attributable to Common Stockholders
Basic	$0.38	$0.39	$0.83	$0.78
Diluted	$0.37	$0.39	$0.80	$0.78

Prior to the three months ended September 30, 2018, we asserted our intent and ability to settle the principal amount of the Notes in cash and, as a result, the Notes did not have any impact on our diluted earnings per share. As of September 30, 2018, we no longer asserted our intent to fully settle the principal amount of the Notes in cash upon conversion. Accordingly, the dilutive effect to earnings per share for the current year periods is determined using the "if-converted" method whereby interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and six months ended June 30, 2019, 28,533,271 and 29,300,363 weighted-average potentially issuable shares from the Notes were included in the dilutive earnings per share denominator, respectively. Refer to "Note 9 - Convertible Senior Notes, Net" for further discussion.
For the three and six months ended June 30, 2019, 1,846,173 and 1,847,860 weighted-average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive as compared to 1,609,324 and 1,629,848 for the same periods in the prior year.

Note 18 – Subsequent Events
Investment activity. Subsequent to the quarter ended June 30, 2019, we committed capital of $51.5 million (all of which was funded at closing) to a subordinate lending investment.
In addition, we funded approximately $54.2 million for previously closed loans.
Loan Repayments. Subsequent to the end of the quarter, we received approximately $68.2 million from loan repayments.

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value-oriented investment approach in private equity, credit and real estate with assets under management of approximately $303 billion as of March 31, 2019.
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
Loan Portfolio Overview
The following table sets forth certain information regarding our commercial real estate debt portfolio as of June 30, 2019 ($ in thousands):

Description	Amortized Cost	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$4,206,754	6.7%	7.5%	$1,801,303	3.9%	$2,405,451
Subordinate loans, net	1,236,990	13.2%	14.1%	—	—	1,236,990
Total/Weighted-Average	$5,443,744	8.2%	9.0%	$1,801,303	3.9%	$3,642,441
———————

(1)	Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of June 30, 2019 on the floating rate loans.

(2)	Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees.

(3)	Gross of deferred financing costs of $18.2 million.

(4)	Represents loan portfolio at amortized cost less secured debt arrangements outstanding.
The following table provides details of our commercial mortgage and subordinate loan portfolios, on a loan-by-loan basis, as of June 30, 2019 ($ in millions):

Commercial Mortgage Loan Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan(4)	Fully-extended Maturity	Location
Hotel	3	09/2016	$210	—		01/2022	Manhattan, NY
Residential-for-sale: inventory	3	03/2018	206	—		03/2021	London, UK
Urban Predevelopment	3	01/2016	198	—		08/2019	Miami, FL
Industrial	3	01/2019	195	7		02/2024	Brooklyn, NY
Office	3	06/2019	194	32		11/2026	Berlin, Germany
Office	3	10/2018	182	17		10/2021	Manhattan, NY
Urban Predevelopment	3	04/2017	178	—		09/2019	London, UK
Office	2	11/2017	174	74	Y	12/2022	Manhattan, NY
Office	3	11/2017	166	—		01/2023	Chicago, IL
Retail center (3)	5	11/2014	158	—		09/2020	Cincinnati, OH
Hotel	3	04/2018	151	2		04/2023	Honolulu, HI
Urban Predevelopment	3	03/2017	147	18		12/2020	Brooklyn, NY
Hotel (1)	3	09/2015	140	—		06/2023	Manhattan, NY

Hotel	3	05/2018	139	—		06/2023	Miami, FL
Office	3	01/2018	106	82	Y	01/2022	Renton, WA
Hotel	3	03/2017	105	—		03/2022	Atlanta, GA
Office	3	10/2018	104	81	Y	10/2023	Manhattan, NY
Hotel	3	11/2018	99	—		12/2023	Vail, CO
Hotel	3	12/2017	89	—		12/2022	Manhattan, NY
Hotel	3	07/2018	87	—		08/2021	Detroit, MI
Residential-for-sale: construction	3	05/2018	78	5	Y	06/2020	Brooklyn, NY
Office	3	12/2017	75	55		03/2022	London, UK
Multifamily	3	04/2014	73	—		07/2023	Various
Urban Predevelopment	3	12/2016	73	—		12/2020	Los Angeles, CA
Residential-for-sale: construction	3	12/2018	70	107	Y	12/2023	Manhattan, NY
Multifamily	3	10/2017	67	—		11/2021	Brooklyn, NY
Office	3	03/2018	65	22		04/2023	Chicago, IL
Hotel	3	04/2018	63	—		05/2023	Scottsdale, AZ
Multifamily	3	11/2014	57	—		11/2021	Various
Residential-for-sale: inventory	3	06/2018	56	—		06/2020	Manhattan, NY
Multifamily	3	06/2018	54	—		06/2020	London, UK
Hotel	3	05/2019	52	—		06/2024	Chicago, IL
Multifamily	3	05/2016	51	1		09/2019	Brooklyn, NY
Residential-for-sale: inventory	3	05/2018	50	—		04/2021	Manhattan, NY
Other	3	04/2019	48	111	Y	09/2025	Culver City, CA
Hotel	3	12/2015	42	2		05/2024	St. Thomas, USVI
Multifamily	3	12/2017	42	—		01/2020	Manhattan, NY
Multifamily	3	10/2017	42	—		10/2022	London, UK
Residential-for-sale: construction	3	01/2018	40	40	Y	01/2023	Manhattan, NY
Hotel	3	02/2018	38	—		03/2023	Pittsburgh, PA
Residential-for-sale: inventory (3)	5	02/2014	21	—		04/2020	Bethesda, MD
Office	3	04/2019	17	56	Y	08/2022	Birmingham, UK
Residential-for-sale: construction	3	12/2018	8	94	Y	01/2024	Hallandale Beach, FL
Residential-for-sale: construction	3	03/2018	(1)	115	Y	03/2023	San Francisco, CA
Office	3	08/2018	(2)	196	Y	12/2022	London, UK
Sub total / Weighted-Average Commercial Mortgage Loans	3.0		$4,207	$1,117	15%	2.9 Years

Subordinate Loan Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan(4)	Fully-extended Maturity	Location
Residential-for-sale: construction (2)	3	06/2015	$196	—	Y	02/2021	Manhattan, NY
Office	3	01/2019	99	—		12/2025	Manhattan, NY
Healthcare	3	01/2019	95	—		01/2024	Various
Residential-for-sale: construction	3	12/2017	90	22	Y	06/2022	Manhattan, NY
Residential-for-sale: construction	3	01/2016	86	—	Y	02/2020	Manhattan, NY
Other	3	09/2017	72	—		09/2022	Various
Multifamily	3	10/2015	68	1		11/2019	Manhattan, NY
Residential-for-sale: construction	3	12/2017	63	—	Y	04/2023	Los Angeles, CA

Healthcare	2	01/2015	46	—		12/2019	Various
Residential-for-sale: construction (2)	3	11/2017	46	—	Y	02/2021	Manhattan, NY
Mixed Use	3	01/2017	42	—		02/2027	Cleveland, OH
Mixed Use	3	02/2019	37	—	Y	12/2022	London, UK
Residential-for-sale: inventory	3	10/2016	36	—		10/2020	Manhattan, NY
Industrial	2	05/2013	32	—		05/2023	Various
Residential-for-sale: construction	3	04/2019	32	8	Y	02/2020	Manhattan, NY
Residential-for-sale: inventory	3	06/2017	25	—		12/2020	Manhattan, NY
Hotel	3	06/2015	25	—		07/2025	Phoenix, AZ
Hotel	3	06/2015	20	—		12/2022	Washington, DC
Hotel	3	06/2018	20	—		06/2023	Las Vegas, NV
Multifamily	3	05/2018	20	—		05/2028	Cleveland, OH
Hotel	3	02/2015	20	—		01/2020	Burbank, CA
Mixed Use	3	12/2018	15	35	Y	12/2023	Brooklyn, NY
Hotel (1)	3	09/2015	15	9		06/2023	Manhattan, NY
Office	3	07/2013	14	—		07/2022	Manhattan, NY
Hotel	3	05/2017	8	—		06/2027	Anaheim, CA
Office	3	08/2017	8	—		09/2024	Troy, MI
Mixed Use	3	07/2012	7	—		08/2022	Chapel Hill, NC
Sub total / Weighted-Average Subordinate Loans	2.9		$1,237	$75	46%	3.0 Years

Total / Weighted-Average Loan Portfolio	3.0		$5,444	$1,192	22%	2.9 Years
———————
(1) Both loans are secured by the same property.
(2) Both loans are secured by the same property.
(3) Amortized cost for these loans is net of the recorded provisions for loan losses and impairments.
(4) Weighted-average construction loan % is based on the amortized cost of the loans.

Our average asset and debt balances for the six months ended June 30, 2019, were ($ in thousands):

	Average month-end balances for the six months ended June 30, 2019
Description	Assets	Related debt
Commercial mortgage loans, net	$4,069,457	$2,006,036
Subordinate loans, net	1,195,393	—
Investment Activity
During the six months ended June 30, 2019, we committed $1.0 billion of capital to loans ($787.9 million of which was funded during the six months ended June 30, 2019). In addition, during the six months ended June 30, 2019, we funded $188.3 million for loans closed prior to 2019, and received $490.1 million in repayments.

Net Income Available to Common Stockholders
For the three months ended June 30, 2019 and 2018, respectively, our net income available to common stockholders was $56.5 million, or $0.37 per diluted share of common stock, and $48.5 million, or $0.39 per diluted share of common stock. For the six months ended June 30, 2019 and 2018, respectively, our net income available to common stockholders was $117.4 million, or $0.80 per diluted share of common stock, and $91.1 million, or $0.78 per diluted share of common stock.

Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands):

	Three months ended June 30,		2019 vs 2018	Six months ended June 30,		2019 vs. 2018
	2019	2018		2019	2018
Net interest income:
Interest income from commercial mortgage loans	$77,458	$65,141	$12,317	$155,744	$117,255	$38,489
Interest income from subordinate loans	41,043	34,075	6,968	81,882	67,928	13,954
Interest expense	(33,511)	(28,437)	(5,074)	(69,806)	(51,177)	(18,629)
Net interest income	84,990	70,779	14,211	167,820	134,006	33,814
Operating expenses:
General and administrative expenses	(6,574)	(5,652)	(922)	(12,725)	(10,650)	(2,075)
Management fees to related party	(10,259)	(9,013)	(1,246)	(19,872)	(17,105)	(2,767)
Total operating expenses	(16,833)	(14,665)	(2,168)	(32,597)	(27,755)	(4,842)
Other income	484	343	141	1,002	546	456
Reversal of (Provision for) loan losses and impairments	15,000	(5,000)	20,000	15,000	(5,000)	20,000
Realized loss on investments	(12,513)	—	(12,513)	(12,513)	—	(12,513)
Foreign currency loss	(7,777)	(29,649)	21,872	(883)	(19,524)	18,641
Gain on foreign currency forwards	11,186	33,538	(22,352)	4,466	22,506	(18,040)
Unrealized loss on interest rate swap	(13,113)	—	(13,113)	(13,113)	—	(13,113)
Net income	$61,424	$55,346	$6,078	$129,182	$104,779	$24,403

Net Interest Income

Net interest income increased by $14.2 million and $33.8 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The increase was primarily due to (i) a net increase in the principal balance of our loan portfolio by $0.6 billion, and (ii) a 0.35% increase in average one-month LIBOR for the six months ended June 30, 2019 compared to June 30, 2018. This was offset by (i) an increase in interest expense due to an increase in our net debt balance of $295.4 million as of June 30, 2019 compared to June 30, 2018, and (ii) the increase in average one-month LIBOR discussed above.
We recognized payment-in-kind interest of $14.6 million and $29.1 million for the three and six months ended June 30, 2019, respectively, and $9.1 million and $19.7 million for the three and six months ended June 30, 2018, respectively.
We recognized $0 and $3.7 million pre-payment penalties and accelerated fees for the three and six months ended June 30, 2019, respectively and $1.6 million for each of the three and six months ended June 30, 2018.
Operating Expenses
General and administrative expenses
General and administrative expenses increased by $0.9 million for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily driven by an increase of $0.3 million of non-cash restricted stock and RSU amortization related to shares of common stock awarded under the 2009 LTIP and a $0.6 million increase in general operating expenses. The increase in general operating expenses for the three months ended June 30, 2019 was primarily due to broken deal related costs of approximately $0.7 million incurred in 2019.

General and administrative expenses increased by $2.1 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily driven by an increase of $0.9 million of non-cash restricted stock and RSU amortization related to shares of common stock awarded under the LTIPs and a $1.2 million increase in general operating expenses. This increase includes the $0.7 million of broken deal related costs discussed above.
Management fees to related party
Management fee expense increased by $1.2 million and $2.8 million during the three and six months ended June 30, 2019, respectively, as compared to the same period in 2018. The increase is primarily attributable to an increase in our stockholders’ equity (as defined in the Management Agreement) as a result of the issuance of 2,775,509 shares of our common stock related to exchanges and conversions of the 2019 Notes (as described in "Note 9 - Convertible Senior Notes, Net" to the accompanying condensed consolidated financial statements) from August 2018 through March 2019 and the follow-on public offering of 17,250,000 shares in May 2019 (as described in "Note 14 - Stockholders' Equity") partially offset by the redemption of the Series C Preferred Stock in June 2019 (as described in "Note 14 - Stockholders' Equity").
Management fees and the relationship between us and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, in "Note 12 - Related Party Transactions."
Reversal of (Provision for) loan losses and impairments and Realized loss on investments

During the second quarter of 2019, the collateral underlying an impaired loan was sold resulting in a realized loss of $12.5 million. Consequently, the previously recorded $15.0 million loan loss provision was reversed.
Foreign currency gain and (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three and six months ended June 30, 2019 were $3.4 million and $3.6 million, respectively, and the net impact for the three and six months ended June 30, 2018 were $3.9 million and $3.0 million, respectively.
Unrealized loss on interest rate swap
We use an interest rate swap to manage exposure to variable cash flows on portions of our borrowings under term loan debt. The interest rate swap agreement allows us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.
Dividends
We have declared the following dividends in 2019:

	Three months ended
Dividend declared per share of:	June 30, 2019	March 31, 2019
Common Stock	$0.46	$0.46
Series B Preferred Stock	0.50	0.50
Series C Preferred Stock	0.22	0.50
Subsequent Events
Refer to "Note 18 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2019.
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

Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2019	December 31, 2018
Debt to Equity Ratio (1)	1.0x	0.9x
———————
(1) Represents total debt less cash and loan proceeds held by servicer to total stockholders' equity.

Our primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See "Results of Operations – Investments" above for a summary of interest rates related to our investment portfolio as of June 30, 2019.

Borrowings Under Various Financing Arrangements
JPMorgan Facility
In May 2017, through two indirect wholly-owned subsidiaries, we entered into a Fifth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. During the second quarter of 2019, we amended the JPMorgan Facility to allow for $1.0 billion of maximum borrowings and maturity in June 2022, plus two one-year extensions available at our option, subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in U.S. dollars, British pounds, or Euros. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of June 30, 2019, we had $760.6 million (including £38.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Repurchase Facility
In April 2018, through an indirect wholly-owned subsidiary, we entered into a Second Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch, which was upsized in September 2018, and provides for advances of up to $1.0 billion for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in U.S. dollars, British pounds, or Euros. The repurchase facility matures in March 2020, plus a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of June 30, 2019, we had $571.5 million (including £108.2 million assuming conversion into U.S. dollars) of borrowings outstanding under the DB Repurchase Facility secured by certain of our commercial mortgage loans.
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
As of June 30, 2019, we had $112.7 million of borrowings outstanding under the Goldman Facility.
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

As of June 30, 2019, we had $174.3 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
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
As of June 30, 2019, we had $144.4 million (£113.7 million assuming conversion into U.S. dollars) of borrowings outstanding under the CS Facility - GBP secured by one of our commercial mortgage loans.
HSBC Facility
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility matures in December 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of June 30, 2019, we had $37.8 million (£29.8 million assuming conversion into U.S. dollars) of borrowings outstanding under the HSBC Facility secured by one of our commercial mortgage loans.
Secured Debt Arrangements Covenants
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
Term Loan B
In May 2019, we entered into the $500.0 million Term Loan B. The Term Loan B bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The Term Loan B matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities.
The Term Loan B includes the following financial covenants: (i) our ratio of total non-recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
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
During the year ended December 31, 2018, we recorded a loss on early extinguishment of debt of $2.6 million, in connection with the exchanges and conversions of the 2019 Notes. This includes fees and accelerated amortization of capitalized costs. There was no such loss related to the 2019 Notes during the three months ended June 30, 2019.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At June 30, 2019, the 2022 Notes had a carrying value of $336.5 million and an unamortized discount of $8.5 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At June 30, 2019, the 2023 Notes had a carrying value of $223.1 million and an unamortized discount of $6.9 million.
Cash Generated from Equity Offerings
During the first quarter of 2018, we completed a follow-on public offering of 15,525,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $17.77 per share. The aggregate net proceeds from the offering were $275.9 million after deducting offering expenses.
During the second quarter of 2019, we completed a follow-on public offering of 17,250,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $18.27 per share. The aggregate net proceeds from the offering were $314.8 million after deducting offering expenses.
Other Potential Sources of Financing
Our primary sources of cash currently consist of cash available, which was $116.5 million as of June 30, 2019, principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings.
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
Leverage Policies
We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. In addition to our secured debt arrangements, in the future we may access additional sources of borrowings. Our charter and bylaws do not limit the amount of indebtedness we can incur; however, we are limited by certain financial covenants under our secured debt arrangements. Consistent with our strategy of keeping leverage within a prudent range, we expect to, depending upon the composition of our portfolio, maintain our debt-to-equity ratio at less than 2.0x.
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

The board of directors must approve any change in these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of June 30, 2019 are summarized as follows ($ in thousands):

	Less than 1 year (1)	1 to 3 years (1)	3 to 5 years (1)	More than 5 years (1)	Total
Secured debt arrangements (2)	$669,174	$935,439	$50,584	$—	$1,655,197
Senior secured term loan(3)	24,880	49,626	49,693	546,417	670,616
Convertible senior notes	28,750	57,500	594,002	—	680,252
Unfunded loan commitments (4)	665,703	504,326	22,089	—	1,192,118
Total	$1,388,507	$1,546,891	$716,368	$546,417	$4,198,183
———————

(1)	Assumes underlying assets are financed through the fully extended maturity date of the secured debt arrangement.

(2)	Based on the applicable benchmark rates as of June 30, 2019 on the floating rate debt for interest payments due.

(3)	In connection with the Term Loan B, we entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the Term Loan B at 4.87%.

(4)
Based on our expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect our operating results.

Loan Commitments. As of June 30, 2019, we had $1.2 billion of unfunded loan commitments, comprised of $1.1 billion related to our commercial mortgage loan portfolio, and $75.2 million related to our subordinate loan portfolio.
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
Forward Currency Contracts. We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars. We have entered into a series of forward contracts to sell an amount of foreign currency (British pounds and Euros) for an agreed upon amount of U.S. dollars at various dates through December 2021. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments. Refer to "Note 10- Derivatives, Net"

to the accompanying condensed consolidated financial statements for details regarding our forward currency contracts.
Unrealized loss on interest rate swap. In connection with the Term Loan B, we entered into an interest rate swap to fix LIBOR at 2.12%, effectively fixing our all-in coupon on the Term Loan B at 4.87%. Refer to "Note 10- Derivatives, Net" to the accompanying condensed consolidated financial statements for details regarding our interest rate swap.
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
As of June 30, 2019, we had 6,770,393 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On or after September 21, 2020, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
On June 10, 2019, we redeemed all 6,900,000 shares of Series C Preferred Stock outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223.

Non-GAAP Financial Measures

Operating Earnings
For the three and six months ended June 30, 2019, our Operating Earnings were $56.6 million, or $0.38 per share, and $125.0 million, or $0.88 per share, respectively, as compared to $54.9 million, or $0.44 per share, and $102.9 million, or $0.87 per share, for the same periods in the prior year, respectively. Operating Earnings is a non-GAAP financial measure that we define as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses and impairments. Beginning with the quarter ended September 30, 2016, we slightly modified our definition of Operating Earnings to include realized gains (losses) on currency swaps related to interest income on investments denominated in a currency other than U.S. dollars. In addition, beginning with the quarter ended December 31, 2018, we further modified our definition of Operating Earnings to include the impact from forward points on our foreign currency hedges, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms. These amounts are not included in GAAP net income. In order to conform to the 2018 year-end presentation, which incorporates this modification, prior-year Operating Earnings results presented below have been modified accordingly. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors.
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

	Three months ended June 30, 2019(1)			Six months ended June 30, 2019(1)

Weighted-Averages	Face	Price	Shares	Face	Price	Shares
Weighted-average diluted shares - GAAP			174,101,234			169,418,177
2019 Notes (2)	$—	N/A	—	$13,170	$17.17	(767,093)
2022 Notes	$345,000	$19.91	(17,327,970)	$345,000	$19.91	(17,327,970)
2023 Notes	$230,000	$20.53	(11,205,301)	$230,000	$20.53	(11,205,301)
Unvested RSUs	—	—	1,846,173			1,847,860
Weighted-average diluted shares - Operating Earnings			147,414,136			141,965,673
———————
(1) This reconciliation only applies to the three and six months ended June 30, 2019 because in the reporting period for the three and six months ended June 30, 2018 we used the treasury stock method when determining the potential share dilution from the Notes in the computation of earnings per share.
(2) Face represents the weighted-average balances during the period.

Computation of Share Count for Operating Earnings
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic weighted-average shares of common stock outstanding	145,567,963	123,019,993	140,117,813	116,651,305
Weighted-average unvested RSUs	1,846,173	1,609,324	1,847,860	1,629,848
Weighted-average diluted shares - Operating Earnings	147,414,136	124,629,317	141,965,673	118,281,153

In order to evaluate the effective yield of the portfolio, we use Operating Earnings to reflect the net investment income of our portfolio as adjusted to include the net interest expense related to our derivative instruments. Operating Earnings allows us to isolate the net interest expense associated with our swaps in order to monitor and project our full cost of borrowings. We also believe that our investors use Operating Earnings, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers and, as such, we believe that the disclosure of Operating Earnings is useful to our investors. Forward points effectively convert our foreign rate exposure to USD LIBOR, which we believe is a better reflection of our operating results and we believe the inclusion of the resulting gain or loss in Operating Earnings is useful to our investors. We believe it is useful to our investors to present Operating Earnings excluding realized loss on investments to reflect our operating results. Our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs.

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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income available to common stockholders	$56,505	$48,512	$117,428	$91,110
Adjustments:
Equity-based compensation expense	4,294	4,014	8,195	7,356
Unrealized loss on interest rate swap	13,113	—	13,113	—
Gain on currency forwards	(11,186)	(33,538)	(4,466)	(22,506)
Foreign currency loss, net	7,777	29,649	883	19,524
Net realized gains (losses) relating to interest income on foreign currency hedges, net (1)	325	148	744	(89)
Net realized gains relating to forward points on foreign currency hedges, net	44	1	2,476	175
Amortization of the convertible senior notes related to equity reclassification	721	1,156	1,630	2,296
(Reversal of) Provision for loan losses and impairments	(15,000)	5,000	(15,000)	5,000
Total adjustments:	88	6,430	7,575	11,756
Operating Earnings	$56,593	$54,942	$125,003	$102,866

Realized loss on investments	12,513	—	12,513	—
Operating Earnings excluding realized loss on investments	$69,106	$54,942	$137,516	$102,866
Diluted Operating Earnings per share of common stock (2)	$0.38	$0.44	$0.88	$0.87
Diluted Operating Earnings excluding realized loss on investments	$0.47	$0.44	$0.97	$0.87
Basic weighted-average shares of common stock outstanding	145,567,963	123,019,993	140,117,813	116,651,305
Weighted-average diluted shares - Operating Earnings	147,414,136	124,629,317	141,965,673	118,281,153
———————
(1) In order to conform to the 2019 presentation of the reconciliation from net income available to common stockholders to Operating Earnings, $0.1 million and $(0.1) million was reclassified from Foreign currency gain, net for the three and six months ended June 30, 2018, respectively.
(2) For the computation of diluted Operating Earnings per share of common stock, for the three and six months ended June 30, 2019, $7.9 million and $16.4 million, respectively, of interest expense related to the Notes is not deducted from the numerator and the potentially dilutive shares related to the Notes are excluded from the denominator.

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	June 30, 2019	December 31, 2018
Stockholders' Equity	$2,671,399	$2,509,747
Series B Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Series C Preferred Stock (Liquidation Preference)	—	(172,500)
Common Stockholders' Equity	$2,502,139	$2,167,987
Common Stock	153,531,597	133,853,565
Book value per share	$16.30	$16.20

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2018	$16.20
Vesting and issuance of common shares under the LTIPs	(0.09)
Shares issued related to the conversion of the 2019 Notes	0.01
Other	0.01
Book value per share at March 31, 2019	$16.13
Common stock offering, net of subsequent dividend	0.20
Reversal of loan losses and impairments	0.02
Gain on foreign currency forwards, net	0.02
Unrealized loss on interest rate swap	(0.08)
Other	0.01
Book value per share at June 30, 2019	$16.30

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

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following June 30, 2019, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)
USD	$2,798,729	$13,843	$0.09	$(11,676)	$(0.08)
GBP	291,421	1,441	0.01	(570)	—
EUR	195,294	212	—	—	—
Total:	$3,285,444	$15,496	$0.10	$(12,246)	$(0.08)
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
During the period ended June 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
See our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our risk factors during the six months ended June 30, 2019.

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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

July 24, 2019

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)