Form 10-Q
period 2019-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2019-10-23
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
c/o Apollo Global Management, Inc.
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
As of October 22, 2019, there were 153,537,296 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$160,934	$109,806
Commercial mortgage loans, net (includes $4,118,926 and $3,197,900 pledged as collateral under secured debt arrangements in 2019 and 2018, respectively)	4,779,501	3,878,981
Subordinate loans and other lending assets, net	1,335,073	1,048,612
Other assets	37,858	33,720
Derivative assets, net	35,729	23,700
Loan proceeds held by servicer	3,323	1,000
Total Assets	$6,352,418	$5,095,819
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $18,031 and $17,555 in 2019 and 2018, respectively)	$2,541,287	$1,879,522
Convertible senior notes, net	560,589	592,000
Senior secured term loan, net (net of deferred financing costs of $7,452 and $0 in 2019 and 2018, respectively)	488,947	—
Accounts payable, accrued expenses and other liabilities	98,231	104,746
Derivative liabilities	23,420	—
Payable to related party	10,434	9,804
Total Liabilities	3,722,908	2,586,072
Commitments and Contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series B preferred stock, 6,770,393 shares issued and outstanding ($169,260 liquidation preference)	68	68
Series C preferred stock, 0 and 6,900,000 issued and outstanding ($0 and $172,500 liquidation preference in 2019 and 2018), respectively	—	69
Common stock, $0.01 par value, 450,000,000 shares authorized, 153,531,756 and 133,853,565 shares issued and outstanding in 2019 and 2018, respectively	1,535	1,339
Additional paid-in-capital	2,821,419	2,638,441
Accumulated deficit	(193,512)	(130,170)
Total Stockholders’ Equity	2,629,510	2,509,747
Total Liabilities and Stockholders’ Equity	$6,352,418	$5,095,819

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended September 30,			Nine months ended September 30,
	2019	2018		2019	2018
Net interest income:
Interest income from commercial mortgage loans	$81,136	$71,179		$236,880	$188,434
Interest income from subordinate loans and other lending assets	43,421	37,308		125,303	105,236
Interest expense	(39,341)	(31,007)		(109,147)	(82,184)
Net interest income	85,216	77,480		253,036	211,486
Operating expenses:
General and administrative expenses (includes equity-based compensation of $3,889 and $12,084 in 2019 and $4,048 and $11,404 in 2018, respectively)	(5,839)	(5,843)		(18,564)	(16,493)
Management fees to related party	(10,434)	(9,515)		(30,306)	(26,620)
Total operating expenses	(16,273)	(15,358)		(48,870)	(43,113)
Other income	429	427		1,431	973
Provision for loan losses and impairments, net of reversals	(35,000)	—		(20,000)	(5,000)
Realized loss on investments	—	—		(12,513)	—
Foreign currency loss	(19,129)	(4,050)		(20,012)	(23,574)
Loss on early extinguishment of debt	—	(2,573)		—	(2,573)
Gain on foreign currency forwards (includes unrealized gains of $16,227 and $12,029 in 2019 and $5,045 and $20,986 in 2018, respectively)	24,153	6,291		28,619	28,797
Unrealized loss on interest rate swap	(10,307)	—		(23,420)	—
Net income	$29,089	$62,217		$158,271	$166,996
Preferred dividends	(3,385)	(6,836)	—	(15,139)	(20,505)
Net income available to common stockholders	$25,704	$55,381		$143,132	$146,491
Net income per share of common stock:
Basic	$0.16	$0.42		$0.97	$1.19
Diluted	$0.16	$0.40		$0.97	$1.14
Basic weighted-average shares of common stock outstanding	153,531,678	129,188,343		144,638,237	120,876,240
Diluted weighted-average shares of common stock outstanding	153,531,678	153,918,435		144,638,237	150,424,889
Dividend declared per share of common stock	$0.46	$0.46		$1.38	$1.38

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at June 30, 2019	6,770,393	$68	153,531,597	$1,535	$2,817,542	$(147,746)	$2,671,399
Capital increase related to Equity Incentive Plan	—	—	159	—	3,889	—	3,889
Offering costs	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	29,089	29,089
Dividends declared on preferred stock	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(71,470)	(71,470)
Balance at September 30, 2019	6,770,393	$68	153,531,756	$1,535	$2,821,419	$(193,512)	$2,629,510

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at June 30, 2018	13,670,393	$137	123,020,301	$1,230	$2,447,973	$(106,687)	$2,342,653
Capital increase related to Equity Incentive Plan	—	—	514	1	4,048	—	4,049
Exchange of convertible senior notes for common stock	—	—	10,744,577	107	178,459	—	178,566
Offering Costs	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	62,217	62,217
Dividends declared on preferred stock	—	—	—	—	—	(6,836)	(6,836)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(62,266)	(62,266)
Balance at September 30, 2018	13,670,393	$137	133,765,392	$1,338	$2,630,468	$(113,572)	$2,518,371

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2019	13,670,393	$137	133,853,565	$1,339	$2,638,441	$(130,170)	$2,509,747
Capital increase related to Equity Incentive Plan	—	—	460,830	4	7,084	$—	7,088
Issuance of common stock	—	—	17,250,000	172	314,985	—	315,157
Redemption of preferred stock	(6,900,000)	(69)	—	—	(172,431)	—	(172,500)
Conversions of convertible senior notes for common stock	—	—	1,967,361	20	33,758	—	33,778
Offering costs	—	—	—	—	(418)	—	(418)
Net income	—	—	—	—	—	158,271	158,271
Dividends declared on preferred stock	—	—	—	—	—	(15,139)	(15,139)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(206,474)	(206,474)
Balance at September 30, 2019	6,770,393	$68	153,531,756	$1,535	$2,821,419	$(193,512)	$2,629,510

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2018	13,670,393	$137	107,121,235	$1,071	$2,170,078	$(83,143)	$2,088,143
Capital increase related to Equity Incentive Plan	—	—	374,580	5	6,672	—	6,677
Issuance of Common Stock	—	—	15,525,000	155	275,724	—	275,879
Exchange of Convertible senior notes for common stock	—	—	10,744,577	107	178,459	—	178,566
Offering Costs	—	—	—	—	(465)	—	(465)
Net income	—	—	—	—	—	166,996	166,996
Dividends declared on preferred stock	—	—	—	—	—	(20,505)	(20,505)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(176,920)	(176,920)
Balance at September 30, 2018	13,670,393	$137	133,765,392	$1,338	$2,630,468	$(113,572)	$2,518,371

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the nine months ended September 30,
	2019	2018
Cash flows (used in) provided by operating activities:
Net income	$158,271	$166,996
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(61,949)	(46,103)
Amortization of deferred financing costs	8,535	8,204
Equity-based compensation	7,084	6,672
Provision for loan losses and impairments, net of reversal	20,000	5,000
Realized loss on investments	12,513	—
Foreign currency loss	22,111	22,162
Unrealized (gain) loss on derivative instruments	11,391	(20,986)
Loss on early extinguishment of debt	—	2,573
Changes in operating assets and liabilities:
Proceeds received from PIK	11,469	75,652
Other assets	(4,216)	(8,476)
Accounts payable, accrued expenses and other liabilities	2,462	8,087
Payable to related party	630	1,347
Net cash (used in) provided by operating activities	188,301	221,128
Cash flows used in investing activities:
New funding of commercial mortgage loans	(1,277,606)	(1,382,440)
Add-on funding of commercial mortgage loans	(271,720)	(90,201)
New funding of subordinate loans and other lending assets	(493,017)	(207,683)
Add-on funding of subordinate loans and other lending assets	(18,323)	(84,852)
Proceeds and payments received on commercial mortgage loans	570,305	356,865
Proceeds and payments received on subordinate loans and other lending assets, net	254,019	463,524
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	24,524	32,473
(Decrease) Increase in collateral held related to derivative contracts	(19,830)	4,930
Net cash (used in) provided by investing activities	(1,231,648)	(907,384)
Cash flows from financing activities:
Proceeds from issuance of common stock	315,157	275,879
Redemption of preferred stock	(172,500)	—
Payment of offering costs	(153)	(199)
Proceeds from secured debt arrangements	1,948,037	1,623,186
Repayments of secured debt arrangements	(1,264,223)	(941,662)
Repayments of senior secured term loan principal	(1,250)	—
Proceeds from issuance of senior secured term loan	497,500	—
Exchanges of convertible senior notes	(704)	(40,461)
Payment of deferred financing costs	(11,043)	(11,545)
Dividends on common stock	(197,757)	(176,920)
Dividends on preferred stock	(18,589)	(20,505)
Net cash (used in) provided by financing activities	1,094,475	707,773
Net increase in cash and cash equivalents	51,128	21,517
Cash and cash equivalents, beginning of period	109,806	77,671
Cash and cash equivalents, end of period	$160,934	$99,188
Supplemental disclosure of cash flow information:
Interest paid	$96,201	$77,219
Supplemental disclosure of non-cash financing activities:
Exchange of convertible senior notes for common stock	$33,778	$178,567
Dividend declared, not yet paid	$74,855	$68,536
Offering costs payable	$200	$265
Loan proceeds held by servicer	$3,323	$—
Deferred financing costs, not yet paid	$5,420	$—

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
We were formed in Maryland on June 29, 2009, commenced operations on September 29, 2009 and are externally managed and advised by ACREFI Management, LLC (the "Manager"), an indirect subsidiary of Apollo Global Management, Inc. (together with its subsidiaries, "Apollo").
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Interest Income Recognition
Interest income on our lending assets is accrued based on the actual coupon rate adjusted for accretion of any purchase discounts, the amortization of any purchase premiums and the accretion of any deferred fees, in accordance with GAAP.
Loans that have been assigned a risk rating of 4 or 5, discussed in "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net," may be placed on non-accrual. When a loan is placed on non-accrual, interest is only recorded as interest income when it's received. Under certain circumstances, we may apply cost recovery under which interest collected on a loan is a reduction to its amortized cost. The cost recovery method will no longer apply if collection of all principal and interest is reasonably assured.
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
The following table summarizes the levels in the fair value hierarchy into which our financial instruments were categorized as of September 30, 2019 and December 31, 2018 ($ in thousands):

	Fair Value as of September 30, 2019				Fair Value as of December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Foreign currency forward assets, net	$—	$35,729	$—	$35,729	$—	$23,700	$—	$23,700
Interest rate swap liability	—	(23,420)	—	(23,420)	—	—	—	—

Note 4 – Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at September 30, 2019 and December 31, 2018 ($ in thousands):

Loan Type	September 30, 2019	December 31, 2018
Commercial mortgage loans, net	$4,779,501	$3,878,981
Subordinate loans and other lending assets, net	1,335,073	1,048,612
Total investments, net	$6,114,574	$4,927,593

Our loan portfolio consisted of 94% and 91% floating rate loans, based on amortized cost, as of September 30, 2019 and December 31, 2018, respectively.

Activity relating to our loan investment portfolio, for the nine months ended September 30, 2019, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss (2)	Carrying Value
December 31, 2018	$4,982,514	$(17,940)	$(36,981)	$4,927,593
New loan fundings	1,770,623	—	—	1,770,623
Add-on loan fundings (3)	290,043	—	—	290,043
Loan repayments	(843,417)	—	—	(843,417)
Gain (loss) on foreign currency translation	(38,505)	105	—	(38,400)
Realized loss on investment, net of provision for loan loss reversal (2)	(12,513)	—	15,000	2,487
Provision for loan losses	—	—	(35,000)	(35,000)
Deferred fees	—	(24,524)	—	(24,524)
PIK interest and amortization of fees	43,728	21,441	—	65,169
September 30, 2019	$6,192,473	$(20,918)	$(56,981)	$6,114,574
———————
(1) Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses.
(2) In addition to the $57.0 million provision for loan loss, we recorded an impairment of $3.0 million against an investment previously recorded under other assets on our condensed consolidated balance sheet. During the second quarter of 2019, the underlying collateral on a commercial mortgage loan and a contiguous subordinate loan secured by a multifamily property located in Williston, ND was sold resulting in a realized loss of $12.5 million. Consequently, the previously recorded $15.0 million loan loss provision was reversed.
(3) Represents fundings for loans closed prior to 2019.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	September 30, 2019	December 31, 2018
Number of loans	74	69
Principal balance	$6,192,473	$4,982,514
Carrying value	$6,114,574	$4,927,593
Unfunded loan commitments (1)	$1,073,423	$1,095,598
Weighted-average cash coupon (2)	7.5%	8.4%
Weighted-average remaining term (3)	3.1 years	2.8 years
  ———————

(1)
Unfunded loan commitments are primarily funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)	For floating rate loans, based on applicable benchmark rates as of the specified dates.

(3)	Assumes all extension options are exercised.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2019		December 31, 2018
Property Type	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Hotel	$1,579,667	25.8%	$1,286,590	26.1%
Residential-for-sale: construction	629,069	10.3%	528,510	10.7%
Residential-for-sale: inventory	349,259	5.7%	577,053	11.7%
Office	1,406,678	23.0%	832,620	16.9%
Urban Predevelopment	602,946	9.9%	683,886	13.9%
Urban Retail	466,343	7.6%	—	—%
Multifamily	306,142	5.0%	448,899	9.1%
Industrial	227,696	3.7%	32,000	0.6%
Retail Center	126,068	2.1%	156,067	3.2%
Healthcare	190,832	3.1%	156,814	3.2%
Other	127,229	2.1%	151,197	3.1%
Mixed Use	102,645	1.7%	73,957	1.5%
Total	$6,114,574	100.0%	$4,927,593	100.0%

Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2019		December 31, 2018
Geographic Location	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Manhattan, NY	$2,286,709	37.4%	$1,669,145	33.9%
Brooklyn, NY	443,966	7.3%	346,056	7.0%
Northeast	19,195	0.3%	23,479	0.5%
West	728,788	11.9%	614,160	12.5%
Midwest	626,867	10.3%	631,710	12.8%
Southeast	568,103	9.3%	559,043	11.3%
Southwest	126,506	2.1%	96,345	2.0%
Mid Atlantic	110,895	1.8%	211,775	4.3%
United Kingdom	815,168	13.3%	700,460	14.2%
Germany	185,208	3.0%	—	—%
Italy	129,524	2.1%	—	—%
Other International	73,645	1.2%	75,420	1.5%
Total	$6,114,574	100.0%	$4,927,593	100.0%

Risk Rating

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

The following table allocates the carrying value of our loan portfolio based on our internal risk ratings at the dates indicated ($ in thousands):

	September 30, 2019			December 31, 2018
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—%	—	$—	—%
2	9	470,409	8%	3	138,040	3%
3	63	5,502,402	90%	63	4,573,930	93%
4	—	—	—%	—	—	—%
5	2	141,763	2%	3	215,623	4%
	74	$6,114,574	100%	69	$4,927,593	100%

Weighted-average risk rating			3.0			3.1

Provision for Loan Losses and Impairments

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

We evaluate modifications to our loan portfolio to determine if the modifications constitute a troubled debt restructuring ("TDR") and/or substantial modification, under ASC 310, "Receivables." During the second quarter of 2018, we determined that a modification of one commercial mortgage loan, secured by a retail center in Cincinnati, OH, with a principal balance of $171.2 million constituted a TDR as the interest rate spread was reduced from 5.5% over LIBOR to 3.0% over LIBOR. The entity in which we own an interest and which owns the underlying property was deemed to be a variable interest entity ("VIE") and it was determined that we are not the primary beneficiary of that VIE. During the fourth quarter of 2018, we recorded a loan loss provision of $15.0 million and due to factors including continued weakness in the retail sector, we recorded an additional $32.0 million loan loss provision during the third quarter of 2019, bringing the total provision for loan loss to $47.0 million. The carrying value, as a result of the provision, of the loan was $126.1 million and $156.1 million as of September 30, 2019 and December 31, 2018, respectively. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using the direct capitalization method. The significant unobservable input used in determining the collateral value was the capitalization rate which was 7.75% and 6.75% as of September 30, 2019 and December 31, 2018, respectively. Effective September 30, 2019, we ceased accruing all interest associated with the loan and account for the loan on a cost-recovery basis (all proceeds are applied towards the carrying value of the loan for accounting purposes). As of September 30, 2019 and December 31, 2018, this loan was assigned a risk rating of 5.

We recorded a $13.0 million loan loss provision and impairment against a commercial mortgage loan secured by fully-built, for-sale residential condominium units located in Bethesda, MD. Each of the loan loss provisions were due to factors including slower than expected sales pace of the underlying condominium units and were comprised of (i) $3.0 million loan loss recorded during the third quarter of 2019, (ii) $5.0 million loan loss recorded during the second quarter of 2018, and (iii) $2.0 million loan loss provision and $3.0 million of impairment recorded during the second quarter of 2017. The impairment was recorded on an investment previously recorded under other assets on our condensed consolidated balance sheet. After the loan loss provisions and related impairment, the amortized cost balance of the loan was $15.7 million and $27.2 million as of September 30, 2019 and December 31, 2018, respectively. The loan loss provision and impairment were based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $597 and $662 per square foot across properties and 10% and 15% as of September 30, 2019 and December 31, 2018, respectively. Effective April 1, 2017, we ceased accruing all interest associated with the loan and account for the loan on a cost-recovery basis. As of September 30, 2019 and December 31, 2018, this loan was assigned a risk rating of 5.
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
As of September 30, 2019 and December 31, 2018, the aggregate loan loss provision was $57.0 million and $37.0 million for commercial mortgage loans and subordinate loans, respectively.

Other Loan and Lending Assets Activity
During the year ended December 31, 2018, we sold a $75.0 million ($17.7 million funded) subordinate position of our $265.0 million loans for the construction of an office campus in Renton, Washington. As of September 30, 2019, our exposure to the property is limited to a $190.0 million ($121.8 million funded) mortgage loan. This transaction was evaluated under ASC 860 "Transfers and Servicing" and we determined that it qualifies as a sale and accounted for as such.
We recognized payment-in-kind ("PIK") interest of $13.7 million and $42.8 million for the three and nine months ended September 30, 2019, respectively, and $10.2 million and $29.9 million for the three and nine months ended September 30, 2018, respectively.
We recognized $0.3 million and $4.0 million pre-payment penalties and accelerated fees for the three and nine months ended September 30, 2019, respectively and $0.2 million and $1.8 million for the three and nine months ended September 30, 2018, respectively.
Our portfolio includes two other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests of $68.3 million as of September 30, 2019. These interests have a weighted average maturity of 7.07 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests.
Both interests are accounted for as held-to-maturity and recorded at amortized cost on the condensed consolidated balance sheet. We did not hold any collateral securing our subordinate risk retention interests as of December 31, 2018.

Note 5 – Loan Proceeds Held by Servicer
Loan proceeds held by servicer represents principal payments held by our third-party loan servicer as of the balance sheet date which were remitted to us subsequent to the balance sheet date. Loan proceeds held by servicer were $3.3 million and $1.0 million as of September 30, 2019 and December 31, 2018, respectively.

Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	September 30, 2019	December 31, 2018
Interest receivable	$36,908	$33,399
Other	950	321
Total	$37,858	$33,720

Note 7 – Secured Debt Arrangements, Net
At September 30, 2019 and December 31, 2018, our borrowings had the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

	September 30, 2019 (2)			December 31, 2018 (2)
	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)
JPMorgan Facility (USD)	$1,253,271	$1,067,635	June 2024	$1,333,503	$680,141	June 2021
JPMorgan Facility (GBP)	46,729	46,729	June 2024	48,497	48,497	June 2021
DB Repurchase Facility (USD)	1,116,993	558,905	March 2021	904,181	419,823	March 2021
DB Repurchase Facility (GBP)	133,007	133,007	March 2021	150,819	150,819	March 2021
Goldman Facility	500,000	267,711	November 2021	300,000	210,072	November 2020
CS Facility - USD	174,279	174,279	March 2020	187,117	187,117	June 2019
CS Facility - GBP	124,707	124,707	March 2020	151,773	151,773	June 2019
HSBC Facility - GBP	36,621	36,621	December 2019	48,835	48,835	December 2019
HSBC Facility - EUR	149,724	149,724	January 2021	—	—	N/A
Sub-total	3,535,331	2,559,318		3,124,725	1,897,077
less: deferred financing costs	N/A	(18,031)		N/A	(17,555)
Total / Weighted-Average	$3,535,331	$2,541,287		$3,124,725	$1,879,522

———————
(1) Maturity date assumes extensions at our option are exercised.
(2) Weighted-average rates as of September 30, 2019 and December 31, 2018 were USD L + 2.09% / GBP L + 2.31% / EUR L + 1.35% and USD L + 2.17% / GBP L + 2.28%, respectively.

JPMorgan Facility
In May 2017, through two indirect wholly-owned subsidiaries, we entered into a Fifth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association (as amended, the "JPMorgan Facility"). During the third quarter of 2019, we amended the JPMorgan Facility to allow for $1.3 billion of maximum borrowings and maturity in June 2022, plus two one-year extensions available at our option, subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in U.S. dollars ("USD"), British pounds ("GBP"), or Euros ("EUR"). Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of September 30, 2019, we had $1.1 billion (including £38.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Repurchase Facility
In April 2018, through an indirect wholly-owned subsidiary, we entered into a Second Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch (as amended, the "DB Repurchase Facility"), which was upsized in September 2019, and provides for advances of up to $1.25 billion for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR.

The repurchase facility matures in March 2020, plus a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of September 30, 2019, we had $691.9 million (including £108.2 million assuming conversion into USD) of borrowings outstanding under the DB Repurchase Facility secured by certain of our commercial mortgage loans.
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
As of September 30, 2019, we had $267.7 million of borrowings outstanding under the Goldman Facility.
CS Facility - USD
In July 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd (the "CS Facility - USD"), which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - USD matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of September 30, 2019, we had $174.3 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd (the "CS Facility - GBP"), which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - GBP matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of September 30, 2019, we had $124.7 million (£101.5 million assuming conversion into USD) of borrowings outstanding under the CS Facility - GBP secured by one of our commercial mortgage loans.
HSBC Facility - GBP
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc (the "HSBC Facility - GBP"), which provides for a single asset financing. The facility matures in December 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of September 30, 2019, we had $36.6 million (£29.8 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - GBP secured by one of our commercial mortgage loans.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc (the "HSBC Facility - EUR"), which provides for a single asset financing. The facility matures in January 2021. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of September 30, 2019, we had $149.7 million (€137.4 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one of our commercial mortgage loans.
At September 30, 2019, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year (1)	1 to 3 years (1)	3 to 5 years (1)	More than 5 years	Total
JPMorgan Facility	$60,500	$311,219	$742,645	$—	$1,114,364
DB Repurchase Facility	102,896	589,016	—	—	691,912
Goldman Facility	—	267,711	—	—	267,711
CS Facility - USD	174,279	—	—	—	174,279
CS Facility - GBP	124,707	—	—	—	124,707
HSBC Facility - GBP	36,621	—	—	—	36,621
HSBC Facility - EUR	—	149,724	—	—	149,724
Total	$499,003	$1,317,670	$742,645	$—	$2,559,318
———————
(1) Assumes underlying assets are financed through the fully extended maturity date of the facility.
The table below summarizes the outstanding balances at September 30, 2019, as well as the maximum and average month-end balances for the nine months ended September 30, 2019 for our borrowings under secured debt arrangements ($ in thousands).

	As of September 30, 2019		For the nine months ended September 30, 2019
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,114,364	$1,809,170	$1,150,317	$875,895
DB Repurchase Facility	691,912	1,205,456	691,912	598,285
Goldman Facility	267,711	445,898	312,507	220,631
CS Facility - USD	174,279	241,989	188,037	180,792
CS Facility - GBP	124,707	178,612	150,811	139,991
HSBC Facility - GBP	36,621	52,593	50,784	44,007
HSBC Facility - EUR	149,724	185,208	152,155	150,914
Total	$2,559,318	$4,118,926

We were in compliance with the covenants under each of our secured debt arrangements at September 30, 2019 and December 31, 2018.

Note 8 – Senior Secured Term Loan, Net
In May 2019, we entered into a $500.0 million senior secured term loan. The senior secured term loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The senior secured term loan matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities.
During the three months ended September 30, 2019, we repaid $1.3 million of principal related to the senior secured term loan.
Covenants
The senior secured term loan includes the following financial covenants: (i) our ratio of total non-recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
We were in compliance with the covenants under the senior secured term loan at September 30, 2019.
Interest Rate Swap
In connection with the senior secured term loan, we entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the senior secured term loan at 4.87%.

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
During the year ended December 31, 2018, we recorded a loss on early extinguishment of debt of $2.6 million, in connection with the exchanges and conversions of the 2019 Notes. This includes fees and accelerated amortization of capitalized costs. There was no such loss related to the 2019 Notes during the three and nine months ended September 30, 2019.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At September 30, 2019, the 2022 Notes had a carrying value of $337.1 million and an unamortized discount of $7.9 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 ("2023 Notes," and together with the 2019 Notes and 2022 Notes, the "Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At September 30, 2019, the 2023 Notes had a carrying value of $223.5 million and an unamortized discount of $6.5 million.
The following table summarizes the terms of the Notes ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	2.90
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	4.04
Total	$575,000
———————

(1)	Effective rate includes the effect of the adjustment for the conversion option (See endnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

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

In accordance with ASC 470 "Debt," the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates.  As a result, we attributed approximately $15.4 million of the proceeds to the equity component of the Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2019. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $7.2 million and $21.9 million for the three and nine months ended September 30, 2019, respectively, as compared to approximately $5.5 million and $20.7 million for the three and nine months ended September 30, 2018, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $1.5 million and $4.6 million for the three and nine months ended September 30, 2019, respectively, as compared to $1.2 million and $4.9 million for the three and nine months ended September 30, 2018, respectively.
Note 10 – Derivatives
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD.
We have entered into a series of forward contracts to sell an amount of foreign currency (British pound and Euro) for an agreed upon amount of USD at various dates through February 2023. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.
In connection with the senior secured term loan, we entered into an interest rate swap to fix LIBOR at 2.12% or an all-in interest rate of 4.87%. We use interest rate swaps and caps to manage exposure to variable cash flows on portions of our borrowings under term loan debt. Interest rate swap and cap agreements allow us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. Gains or losses related to the interest rate swap are recorded net under interest expense in our condensed consolidated statement of operations.
The following table summarizes our non-designated foreign exchange ("Fx") forwards and our interest rate swap as of September 30, 2019:

	September 30, 2019
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx Contracts - GBP	97	431,334	GBP	October 2019 - April 2022	0.75
Fx Contracts - EUR	27	178,922	EUR	October 2019 - February 2023	1.47
Interest Rate Swap	1	500,000	USD	May 2026	6.62

The following table summarizes our non-designated Fx forwards as of December 31, 2018:

	December 31, 2018
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx Contracts - GBP	43	270,161	GBP	January 2019 - November 2020	0.69

We have not designated any of our derivative instruments as hedges as defined in ASC 815 "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to our derivatives for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2019	2018	2019	2018
Forward currency contracts	Gain on derivative instruments - unrealized	$16,227	$5,046	$12,029	$20,987
Forward currency contracts	Gain on derivative instruments - realized	7,926	1,246	16,590	7,811
Interest rate caps(1)	Loss on derivative instruments - unrealized	—	(1)	—	(1)
	Gain on derivative instruments	24,153	6,291	28,619	28,797

———————

(1)	With a notional amount of $0.0 million and $36.2 million at September 30, 2019, and 2018, respectively.

		Amount of loss recognized in income		Amount of loss recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location of Loss Recognized in Income	2019	2018	2019	2018
Interest rate swap(1)	Unrealized loss on interest rate swap	(10,307)	—	(23,420)	—
———————

(1)	With a notional amount of $500.0 million and $0.0 million at September 30, 2019, and 2018, respectively.

The following table summarizes the gross asset and liability amounts related to our derivatives at September 30, 2019 and December 31, 2018 ($ in thousands).

	September 30, 2019			December 31, 2018
	Gross Amount of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Forward currency contracts	$35,811	$(82)	$35,729	$23,753	$(53)	$23,700
Interest rate swap	(23,420)	—	(23,420)	—	—	—

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	September 30, 2019	December 31, 2018
Accrued dividends payable	$74,290	$69,033
Collateral deposited under derivative agreements	170	20,000
Accrued interest payable	13,908	14,208
Accounts payable and other liabilities	9,863	1,505
Total	$98,231	$104,746

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
The current term of the Management Agreement was renewed during the period and expires on September 29, 2020 and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by our independent directors in February 2019, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.
We incurred approximately $10.4 million and $30.3 million in base management fees under the Management Agreement for the three and nine months ended September 30, 2019, respectively, as compared to approximately $9.5 million and $26.6 million for the three and nine months ended September 30, 2018, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us.
For the three and nine months ended September 30, 2019, we paid expenses totaling $0.5 million and $2.0 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $0.6 million and $1.8 million for the same periods in the prior year. These expenses are included in the general and administrative expenses line item of the condensed consolidated statement of operations.
Included in payable to related party on the condensed consolidated balance sheet at September 30, 2019 and December 31, 2018 are approximately $10.4 million and $9.8 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
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
In June 2018, we increased our outstanding loan commitment through the acquisition of £4.8 million ($6.4 million assuming conversion into USD) pari-passu interest in an existing subordinate loan from a fund managed by an affiliate of the Manager. The subordinate loan is secured by a healthcare portfolio located in the United Kingdom.
Senior Secured Term Loan
In May 2019, Apollo Global Funding, LLC, an affiliate of the Manager, served as one of the five arrangers for the issuance of our senior secured term loan and received $0.6 million of arrangement fees.

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
We recognized stock-based compensation expense of $3.9 million and $12.1 million for the three and nine months ended September 30, 2019, respectively, related to restricted stock and RSU vesting, as compared to $4.0 million and $11.4 million for the three and nine months ended September 30, 2018. We adopted ASU 2018-07 on January 1, 2019 and the stock-based compensation expense for grants before the adoption of ASU 2018-07 is based on the closing price of our common stock of $16.66 on December 31, 2018, which was the last business day before we adopted ASU 2018-07. Refer to "Note 2 - Summary of Significant Accounting Policies" for further discussion on our adoption of ASU 2018-07.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the nine months ended September 30, 2019:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in thousands)
Outstanding at December 31, 2018	65,697	1,852,957
Granted	27,245	—	500
Vested	(47,586)	(263)	N/A
Forfeiture	—	(16,451)	N/A
Outstanding at September 30, 2019	45,356	1,836,243

Below is a summary of restricted stock and RSU vesting dates as of September 30, 2019:

Vesting Year	Restricted Stock	RSU	Total Awards
2019	20,000	881,403	901,403
2020	25,356	621,515	646,871
2021	—	333,325	333,325
Total	45,356	1,836,243	1,881,599

At September 30, 2019, we had unrecognized compensation expense of approximately $0.3 million and $19.5 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the three and nine months ended September 30, 2019, we delivered 159 and 433,585 shares of common stock for 263 and 730,980 vested RSUs, respectively. We delivered 514 and 346,510 shares of common stock for 807 and 604,484 vested RSUs for the same periods in the prior year. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $5.0 million and $4.7 million for the nine months ended September 30, 2019 and 2018, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in the condensed consolidated statement of changes in stockholders' equity.

Note 14 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2019, 153,531,756 shares of common stock were issued and outstanding, and 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") were issued and outstanding.
On June 10, 2019, we redeemed all 6,900,000 shares of 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223 per share.
Dividends. During 2019, we declared the following dividends:

	Three months ended
Dividend declared per share of:	September 30, 2019	June 30, 2019	March 31, 2019
Common Stock	$0.46	$0.46	$0.46
Series B Preferred Stock	0.50	0.50	0.50
Series C Preferred Stock	N/A	0.22	0.50

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
Note 15 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No. 653251/2018) in New York Supreme Court.  The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project.  The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the complaint is now dismissed, subject to appeal. We believe the claims are without merit and plan to vigorously defend the case on appeal as necessary. We do not believe this will have a material adverse effect on our condensed consolidated financial statements.
Loan Commitments. As described in "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" at September 30, 2019, we had $1.1 billion of unfunded commitments related to our commercial mortgage and subordinate loan portfolios.
Note 16 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on the condensed consolidated balance sheet at September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$160,934	$160,934	$109,806	$109,806
Commercial mortgage loans, net	4,779,501	4,828,398	3,878,981	3,894,947
Subordinate loans and other lending assets, net (1)	1,335,073	1,344,035	1,048,612	1,047,854
Secured debt arrangements, net	(2,541,287)	(2,541,287)	(1,897,077)	(1,897,077)
Senior secured term loan, net	(488,947)	(499,375)	—	—
2019 Notes	—	—	(34,278)	(35,276)
2022 Notes	(337,126)	(352,331)	(335,291)	(326,025)
2023 Notes	(223,463)	(234,313)	(222,431)	(221,964)

———————
(1) As of September 30, 2019 includes subordinate risk retention interests in securitization vehicles with an estimated fair value that approximates their carrying value
To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. Estimates of fair value for cash and convertible senior notes, net are measured using observable Level I inputs as defined in "Note 3 - Fair Value Disclosure." Estimates of fair value for all other financial instruments in the table above are measured using significant estimates, or unobservable Level III inputs as defined in "Note 3 - Fair Value Disclosure."
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

The table below presents the computation of basic and diluted net income per share of common stock for the three and nine months ended September 30, 2019 and 2018 ($ in thousands except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Basic Earnings
Net Income	$29,089	$62,217	$158,271	$166,996
Less: Preferred dividends	(3,385)	(6,836)	(15,139)	(20,505)
Net income available to common stockholders	$25,704	$55,381	$143,132	$146,491
Less: Dividends on participating securities	(847)	(733)	(2,547)	(2,215)
Basic Earnings	$24,857	$54,648	$140,585	$144,276

Diluted Earnings
Net Income	$29,089	$62,217	$158,271	$166,996
Less: Preferred dividends	(3,385)	(6,836)	(15,139)	(20,505)
Net income available to common stockholders	$25,704	$55,381	$143,132	$146,491
Add: Interest expense on Notes	—	6,746	—	25,607
Diluted Earnings	$25,704	$62,127	$143,132	$172,098

Number of Shares:
Basic weighted-average shares of common stock outstanding	153,531,678	129,188,343	144,638,237	120,876,240
Diluted weighted-average shares of common stock outstanding	153,531,678	153,918,435	144,638,237	150,424,889

Earnings Per Share Attributable to Common Stockholders
Basic	$0.16	$0.42	$0.97	$1.19
Diluted	$0.16	$0.40	$0.97	$1.14

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
For the three and nine months ended September 30, 2019, 28,533,271 and 29,041,856 weighted-average potentially issuable shares with respect to the Notes, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
For the nine months ended September 30, 2019 and 2018, 29,041,856 and 29,548,649 weighted-average potentially issuable shares with respect to the Notes were included in the dilutive earnings per share denominator, respectively. Refer to "Note 9 - Convertible Senior Notes, Net" for further discussion.
For the three and nine months ended September 30, 2019, 1,839,631 and 1,845,086 weighted-average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive as compared to 1,593,070 and 1,617,398 for the same periods in the prior year.
Note 18 – Subsequent Events
Investment activity. Subsequent to the quarter ended September 30, 2019, we committed capital of $548.3 million ($464.3 of which was funded at closing) to first mortgage loans.
In addition, we funded approximately $26.7 million for previously closed loans.
Loan Repayments. Subsequent to the end of the quarter, we received approximately $60.2 million from loan repayments.

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value-oriented investment approach in private equity, credit and real estate with assets under management of approximately $312 billion as of June 30, 2019.
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
Results of Operations
All non-USD denominated assets and liabilities are translated to USD at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Loan Portfolio Overview
The following table sets forth certain information regarding our commercial real estate debt portfolio as of September 30, 2019 ($ in thousands):

Description	Amortized Cost	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$4,779,501	6.2%	6.8%	$2,559,318	3.9%	$2,220,183
Subordinate loans and other lending assets, net	1,335,073	12.0%	13.2%	—	—	1,335,073
Total/Weighted-Average	$6,114,574	7.5%	8.2%	$2,559,318	3.9%	$3,555,256
———————

(1)	Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of September 30, 2019 on the floating rate loans.

(2)	Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees.

(3)	Gross of deferred financing costs of $18.0 million.

(4)	Represents loan portfolio at amortized cost less secured debt arrangements outstanding.
The following table provides details of our commercial mortgage and subordinate loan and other lending asset portfolios, on a loan-by-loan basis, as of September 30, 2019 ($ in millions):

Commercial Mortgage Loan Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan(4)	Fully-extended Maturity	Location
Urban Retail	3	08/2019	$315	—		09/2024	Manhattan, NY
Hotel	3	09/2016	210	—		01/2022	Manhattan, NY
Urban Predevelopment	3	04/2017	197	—		10/2019	London, UK
Industrial	3	01/2019	196	7		02/2024	Brooklyn, NY
Office	2	11/2017	189	60	Y	12/2022	Manhattan, NY
Office	3	10/2018	185	14		10/2021	Manhattan, NY
Office	3	06/2019	185	31		11/2026	Berlin, Germany
Urban Predevelopment	3	01/2016	183	—		09/2021	Miami, FL
Residential-for-sale: inventory	3	03/2018	178	—		03/2021	London, UK
Office	3	09/2019	170	—		09/2023	London, UK
Office	3	11/2017	164	—		01/2023	Chicago, IL
Hotel	3	04/2018	151	2		04/2023	Honolulu, HI

Urban Predevelopment	3	03/2017	151	14		12/2020	Brooklyn, NY
Hotel (1)	3	09/2015	140	—		06/2023	Manhattan, NY
Hotel	3	05/2018	139	—		06/2023	Miami, FL
Hotel	3	08/2019	130	—		08/2024	Puglia, Italy
Retail Center (3)	5	11/2014	126	—		09/2020	Cincinnati, OH
Office	3	01/2018	120	68		01/2022	Renton, WA
Office	3	10/2018	107	79	Y	10/2023	Manhattan, NY
Hotel	3	03/2017	105	—		03/2022	Atlanta, GA
Hotel	3	11/2018	99	—		12/2023	Vail, CO
Hotel	3	12/2017	89	—		12/2022	Manhattan, NY
Hotel	3	07/2018	87	—		08/2021	Detroit, MI
Residential-for-sale: construction	3	05/2018	79	4	Y	06/2020	Brooklyn, NY
Office	3	12/2017	73	44		07/2022	London, UK
Urban Predevelopment	3	12/2016	73	—		12/2020	Los Angeles, CA
Multifamily	3	04/2014	71	—		07/2023	Various
Office	3	03/2018	71	17		04/2023	Chicago, IL
Residential-for-sale: construction	3	12/2018	70	107	Y	12/2023	Manhattan, NY
Hotel	3	08/2019	67	—		09/2022	Manhattan, NY
Hotel	3	04/2018	63	—		05/2023	Scottsdale, AZ
Hotel	3	09/2019	60	—		10/2024	Miami, FL
Residential-for-sale: inventory	3	06/2018	57	—		06/2020	Manhattan, NY
Other	3	04/2019	55	104	Y	09/2025	Culver City, CA
Multifamily	3	11/2014	54	—		11/2021	Various
Multifamily	3	06/2018	53	—		06/2020	London, UK
Hotel	3	05/2019	52	—		06/2024	Chicago, IL
Residential-for-sale: construction	3	01/2018	48	31	Y	01/2023	Manhattan, NY
Hotel	3	12/2015	42	—		08/2024	St. Thomas, USVI
Multifamily	3	10/2017	40	—		10/2022	London, UK
Hotel	3	02/2018	38	—		03/2023	Pittsburgh, PA
Residential-for-sale: inventory	2	05/2018	37	—		04/2021	Manhattan, NY
Office	3	04/2019	22	49	Y	08/2022	Birmingham, UK
Residential-for-sale: construction	3	12/2018	18	84	Y	01/2024	Hallandale Beach, FL
Residential-for-sale: inventory (3)	5	02/2014	16	—		04/2020	Bethesda, MD
Residential-for-sale: construction	3	03/2018	5	109	Y	03/2023	San Francisco, CA
Office	3	08/2018	—	188	Y	12/2022	London, UK
Sub total / Weighted-Average Commercial Mortgage Loans	3.0		$4,780	$1,012	12%	3.1 Years

Subordinate Loan and Other Lending Asset Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan(4)	Fully-extended Maturity	Location
Residential-for-sale: construction (2)	3	06/2015	$203	—	Y	02/2021	Manhattan, NY
Urban Retail	3	08/2019	121	—		09/2024	Manhattan, NY
Office	3	01/2019	99	—		12/2025	Manhattan, NY
Residential-for-sale: construction	3	12/2017	93	19	Y	06/2022	Manhattan, NY
Healthcare	3	01/2019	93	—		01/2024	Various

Other	2	09/2017	72	—		09/2022	Various
Multifamily	3	10/2015	68	—		11/2019	Manhattan, NY
Residential-for-sale: construction	3	12/2017	65	—	Y	04/2023	Los Angeles, CA
Healthcare	3	07/2019	51	—		06/2024	Various
Residential-for-sale: construction (2)	3	11/2017	48	—	Y	02/2021	Manhattan, NY
Healthcare	2	01/2015	46	—		12/2019	Various
Mixed Use	3	01/2017	42	—		02/2027	Cleveland, OH
Residential-for-sale: inventory	2	10/2016	36	—		10/2020	Manhattan, NY
Mixed Use	3	02/2019	36	—	Y	12/2022	London, UK
Industrial	2	05/2013	32	—		05/2023	Various
Urban Retail	3	08/2019	30	—		09/2024	Manhattan, NY
Residential-for-sale: inventory	3	06/2017	25	—		12/2020	Manhattan, NY
Hotel	2	06/2015	25	—		07/2025	Phoenix, AZ
Hotel	3	06/2015	20	—		12/2022	Washington, DC
Hotel	3	06/2018	20	—		06/2023	Las Vegas, NV
Multifamily	3	05/2018	20	—		05/2028	Cleveland, OH
Hotel	2	02/2015	20	—		01/2020	Burbank, CA
Mixed Use	3	12/2018	18	33	Y	12/2023	Brooklyn, NY
Hotel (1)	3	09/2015	15	9		06/2023	Manhattan, NY
Office	2	07/2013	14	—		07/2022	Manhattan, NY
Hotel	3	05/2017	8	—		06/2027	Anaheim, CA
Office	3	08/2017	8	—		09/2024	Troy, MI
Mixed Use	3	07/2012	7	—		08/2022	Chapel Hill, NC
Sub total / Weighted-Average Subordinate Loans and Other Lending Assets	2.8		$1,335	$61	35%	3.3 Years

Total / Weighted-Average Loan Portfolio	3.0		$6,115	$1,073	17%	3.1 Years
———————
(1) Both loans are secured by the same property.
(2) Both loans are secured by the same property.
(3) Amortized cost for these loans is net of the recorded provisions for loan losses and impairments.
(4) Weighted-average construction loan % is based on the amortized cost of the loans.

The follow table shows information on realized and unrealized loan losses:

Property Type	Security	Location	Date of Origination	First Date of Loss	Maximum Principal Funded	Amortized Cost	Loss	Type
Retail Center	Mortgage	Cincinnati, OH	11/2014	12/2018	$171,215	$126,068	$47,000	Unrealized
Residential-for-sale: inventory	Mortgage	Bethesda, MD	2/2014	6/2017	80,000	15,695	13,000	Unrealized
Multifamily	Mortgage	Williston, ND	11/2014	6/2016	58,000	—	12,513	Realized
Total					$309,215	$141,763	$72,513

Realized and Unrealized Loan Losses:	$72,513
as a % of total assets	1.14%
as a % of commitments since inception	0.57%

Our average asset and debt balances for the nine months ended September 30, 2019, were ($ in thousands):

	Average month-end balances for the nine months ended September 30, 2019
Description	Assets	Related debt
Commercial mortgage loans, net	$4,227,591	$2,109,904
Subordinate loans and other lending assets, net	1,251,608	—
Investment Activity
During the nine months ended September 30, 2019, we committed $2.0 billion of capital to loans ($1.8 billion of which was funded during the nine months ended September 30, 2019). In addition, during the nine months ended September 30, 2019, we funded $290.0 million for loans closed prior to 2019, and received $843.4 million in repayments.

Net Income Available to Common Stockholders
For the three months ended September 30, 2019 and 2018, respectively, our net income available to common stockholders was $25.7 million, or $0.16 per diluted share of common stock, and $55.4 million, or $0.40 per diluted share of common stock. For the nine months ended September 30, 2019 and 2018, respectively, our net income available to common stockholders was $143.1 million, or $0.97 per diluted share of common stock, and $146.5 million, or $1.14 per diluted share of common stock.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands):

	Three months ended September 30,		2019 vs 2018	Nine months ended September 30,		2019 vs. 2018
	2019	2018		2019	2018
Net interest income:
Interest income from commercial mortgage loans	$81,136	$71,179	$9,957	$236,880	$188,434	$48,446
Interest income from subordinate loans and other lending assets	43,421	37,308	6,113	125,303	105,236	20,067
Interest expense	(39,341)	(31,007)	(8,334)	(109,147)	(82,184)	(26,963)
Net interest income	85,216	77,480	7,736	253,036	211,486	41,550
Operating expenses:
General and administrative expenses	(5,839)	(5,843)	4	(18,564)	(16,493)	(2,071)
Management fees to related party	(10,434)	(9,515)	(919)	(30,306)	(26,620)	(3,686)
Total operating expenses	(16,273)	(15,358)	(915)	(48,870)	(43,113)	(5,757)
Other income	429	427	2	1,431	973	458
Provision for loan losses and impairments, net of reversals	(35,000)	—	(35,000)	(20,000)	(5,000)	(15,000)
Realized loss on investments	—	—	—	(12,513)	—	(12,513)
Foreign currency loss	(19,129)	(4,050)	(15,079)	(20,012)	(23,574)	3,562
Loss on early extinguishment of debt	—	(2,573)	2,573	—	(2,573)	2,573
Gain on foreign currency forwards	24,153	6,291	17,862	28,619	28,797	(178)
Unrealized loss on interest rate swap	(10,307)	—	(10,307)	(23,420)	—	(23,420)
Net income	$29,089	$62,217	$(33,128)	$158,271	$166,996	$(8,725)

Net Interest Income

Net interest income increased by $7.7 million and $41.6 million during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The increase was primarily due to (i) a net increase in the principal balance of our loan portfolio by $1.3 billion, and (ii) a 0.40% increase in average one-month LIBOR for the nine months ended September 30, 2019 compared to September 30, 2018. This was offset by (i) an increase in interest expense due to an increase in our net debt balance of $1.2 billion as of September 30, 2019 compared to September 30, 2018, and (ii) the increase in average one-month LIBOR discussed above.
We recognized PIK interest of $13.7 million and $42.8 million for the three and nine months ended September 30, 2019, respectively, and $10.2 million and $29.9 million for the three and nine months ended September 30, 2018, respectively.
We recognized $0.3 million and $4.0 million pre-payment penalties and accelerated fees for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $1.8 million for the three and nine months ended September 30, 2018, respectively.
Operating Expenses
General and administrative expenses
General and administrative expenses decreased by $4.0 thousand for the three months ended September 30, 2019 compared to the same period in 2018. The decrease was primarily driven by a decrease of $159.0 thousand of non-cash restricted stock and RSU amortization related to shares of common stock awarded under the LTIPs and a $155.0 thousand increase in general operating expenses.

General and administrative expenses increased by $2.1 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily driven by an increase of $0.7 million of non-cash restricted stock and RSU amortization related to shares of common stock awarded under the LTIPs, a $0.7 million increase in general operating expenses, and $0.7 million in broken deal related costs incurred during the first six months of 2019.
Management fees to related party
Management fee expense increased by $0.9 million and $3.7 million during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The increase is primarily attributable to an increase in our stockholders’ equity (as defined in the Management Agreement) as a result of the issuance of 2,775,509 shares of our common stock related to exchanges and conversions of the 2019 Notes (as described in "Note 9 - Convertible Senior Notes, Net" to the accompanying condensed consolidated financial statements) from August 2018 through March 2019 and the follow-on public offering of 17,250,000 shares in May 2019 (as described in "Note 14 - Stockholders' Equity") partially offset by the redemption of the Series C Preferred Stock in June 2019 (as described in "Note 14 - Stockholders' Equity").
Management fees and the relationship between us and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, in "Note 12 - Related Party Transactions."
Provision for loan losses and impairments, net of reversals, and realized loss on investments

During the third quarter of 2019, we recorded a $32.0 million loan loss against a commercial mortgage loan secured by a retail center in Cincinnati, OH and a $3.0 million loan loss against a commercial mortgage loan secured by fully-built, for-sale residential condominium units located in Bethesda, MD (as described in “Note 4 - Commercial Mortgages, Subordinate Loans and Other Lending Assets, Net”). During the second quarter of 2019, the collateral underlying an impaired loan was sold resulting in a realized loss of $12.5 million. Consequently, the previously recorded $15.0 million loan loss provision was reversed.
Foreign currency gain and (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three and nine months ended September 30, 2019 were $5.0 million and $8.6 million, respectively, and the net impact for the three and nine months ended September 30, 2018 were $2.2 million and $5.2 million, respectively.
Unrealized loss on interest rate swap
We use an interest rate swap to manage exposure to variable cash flows on portions of our borrowings under term loan debt. The interest rate swap agreement allows us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.
Dividends
We have declared the following dividends in 2019:

	Three months ended
Dividend declared per share of:	September 30, 2019	June 30, 2019	March 31, 2019
Common Stock	$0.46	$0.46	$0.46
Series B Preferred Stock	0.50	0.50	0.50
Series C Preferred Stock	N/A	0.22	0.50
Subsequent Events
Refer to "Note 18 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2019.
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
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2019	December 31, 2018
Debt to Equity Ratio (1)	1.3x	0.9x
———————
(1) Represents total debt less cash and loan proceeds held by servicer to total stockholders' equity.

Our primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See "Results of Operations – Investments" above for a summary of interest rates related to our investment portfolio as of September 30, 2019.

Borrowings Under Various Financing Arrangements
JPMorgan Facility
In May 2017, through two indirect wholly-owned subsidiaries, we entered into a Fifth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. During the third quarter of 2019, we amended the JPMorgan Facility to allow for $1.3 billion of maximum borrowings and maturity in June 2022, plus two one-year extensions available at our option, subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in USD, GBP, or EUR. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under the JPMorgan Facility.
As of September 30, 2019, we had $1.1 billion (including £38.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Repurchase Facility
In April 2018, through an indirect wholly-owned subsidiary, we entered into a Second Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch, which was upsized in September 2019, and provides for advances of up to $1.25 billion for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. The repurchase facility matures in March 2020, plus a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of September 30, 2019, we had $691.9 million (including £108.2 million assuming conversion into USD) of borrowings outstanding under the DB Repurchase Facility secured by certain of our commercial mortgage loans.
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
As of September 30, 2019, we had $267.7 million of borrowings outstanding under the Goldman Facility.
CS Facility - USD

In July 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - USD matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of September 30, 2019, we had $174.3 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - GBP matures six months after either party notifies the other party of intention to terminate. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of September 30, 2019, we had $124.7 million (£101.5 million assuming conversion into USD) of borrowings outstanding under the CS Facility - GBP secured by one of our commercial mortgage loans.
HSBC Facility - GBP
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility matures in December 2019. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of September 30, 2019, we had $36.6 million (£29.8 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - GBP secured by one of our commercial mortgage loans.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility matures in January 2021. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of September 30, 2019, we had $149.7 million (€137.4 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one of our commercial mortgage loans.
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
Senior Secured Term Loan
In May 2019, we entered into the $500.0 million senior secured term loan. The senior secured term loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The senior secured term loan matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities.
The senior secured term loan includes, the following financial covenants: (i) our ratio of total non-recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
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
During the year ended December 31, 2018, we recorded a loss on early extinguishment of debt of $2.6 million, in connection with the exchanges and conversions of the 2019 Notes. This includes fees and accelerated amortization of capitalized costs. There was no such loss related to the 2019 Notes during the three months ended September 30, 2019.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At September 30, 2019, the 2022 Notes had a carrying value of $337.1 million and an unamortized discount of $7.9 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At September 30, 2019, the 2023 Notes had a carrying value of $223.5 million and an unamortized discount of $6.5 million.
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
Other Potential Sources of Financing
Our primary sources of cash currently consist of cash available, which was $160.9 million as of September 30, 2019, principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings.
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

The board of directors must approve any change in or waiver to these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of September 30, 2019 are summarized as follows ($ in thousands):

	Less than 1 year (1)	1 to 3 years (1)	3 to 5 years (1)	More than 5 years (1)	Total
Secured debt arrangements (2)	$563,701	$1,439,162	$1,604,338	$—	$3,607,201
Senior secured term loan(3)	29,133	57,408	56,502	544,381	687,424
Convertible senior notes	28,750	400,922	243,393	—	673,065
Unfunded loan commitments (4)	667,447	385,012	20,964	—	1,073,423
Total	$1,289,031	$2,282,504	$1,925,197	$544,381	$6,041,113
———————

(1)	Assumes underlying assets are financed through the fully extended maturity date of the secured debt arrangement.

(2)	Based on the applicable benchmark rates as of September 30, 2019 on the floating rate debt for interest payments due.

(3)	In connection with the senior secured term loan, we entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the senior secured term loan at 4.87%.

(4)
Based on our expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect our operating results.

Loan Commitments. As of September 30, 2019, we had $1.1 billion of unfunded loan commitments, comprised of $1.0 billion related to our commercial mortgage loan portfolio, and $61.5 million related to our subordinate loan portfolio.
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
The current term of the Management Agreement was renewed during the period and expires on September 29, 2020. Absent certain action by the independent directors of our board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one-year term. The Management Agreement may be terminated upon expiration of the one-year term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Management Agreement are not fixed and determinable. Following a meeting by our independent directors in February 2019, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to terminate the Management Agreement.
Forward Currency Contracts. We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. We have entered into a series of forward contracts to sell an amount of foreign currency (British pounds and Euros) for an agreed upon amount of USD at various dates through December 2021. These forward contracts were executed to economically fix the USD of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments. Refer to "Note 10- Derivatives, Net" to the accompanying condensed consolidated financial statements for details regarding our forward currency contracts.
Unrealized loss on interest rate swap. In connection with the senior secured term loan, we entered into an interest rate swap to fix LIBOR at 2.12%, effectively fixing our all-in coupon on the senior secured term loan at 4.87%. Refer to "Note 10- Derivatives, Net" to the accompanying condensed consolidated financial statements for details regarding our interest rate swap.
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
As of September 30, 2019, we had 6,770,393 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On or after September 21, 2020, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
On June 10, 2019, we redeemed all 6,900,000 shares of Series C Preferred Stock outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223.

Non-GAAP Financial Measures

Operating Earnings
For the three and nine months ended September 30, 2019, our Operating Earnings were $72.6 million, or $0.47 per share, and $197.6 million, or $1.35 per share, respectively, as compared to $58.6 million, or $0.45 per share, and $160.9 million, or $1.31 per share, for the same periods in the prior year, respectively. Operating Earnings is a non-GAAP financial measure that we define as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses and impairments. Beginning with the quarter ended September 30, 2016, we slightly modified our definition of Operating Earnings to include realized gains (losses) on currency swaps related to interest income on investments denominated in a currency other than USD. In addition, beginning with the quarter ended December 31, 2018, we further modified our definition of Operating Earnings to include the impact from forward points on our foreign currency hedges, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in USD terms. These amounts are not included in GAAP net income. In order to conform to the 2018 year-end presentation, which incorporates this modification, prior-year Operating Earnings results presented below have been modified accordingly. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors.
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

	Three months ended September 30, 2019 (1)	Nine months ended September 30, 2019 (1)

Weighted-Averages	Shares	Shares
Weighted-average diluted shares - GAAP	153,531,678	144,638,237
Unvested RSUs	1,839,631	1,845,086
Weighted-average diluted shares - Operating Earnings	155,371,309	146,483,323
———————
(1) For the three and nine months ended September 30, 2019 and 2018, 29,041,856 and 29,548,649 weighted-average potentially issuable shares with respect to the Notes, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. Refer to "Note 17 – Net Income per Share" for further discussion.

	Three months ended September 30, 2018			Nine months ended September 30, 2018

Weighted-Averages	Face	Price	Shares	Face	Price	Shares
Weighted-average diluted shares - GAAP			153,918,435			150,424,889
2019 Notes (1)	$127,925	$17.28	(7,402,122)	$13,170	$17.17	(12,220,679)
2022 Notes	$345,000	$19.91	(17,327,970)	$345,000	$19.91	(17,327,970)
2023 Notes	$—	N/A	—	$—	N/A	—
Unvested RSUs	—	—	1,593,070	—	—	1,617,398
Weighted-average diluted shares - Operating Earnings			130,781,413			122,493,638

Computation of Share Count for Operating Earnings
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic weighted-average shares of common stock outstanding	153,531,678	129,188,343	144,638,237	120,876,240
Weighted-average unvested RSUs	1,839,631	1,593,070	1,845,086	1,617,398
Weighted-average diluted shares - Operating Earnings	155,371,309	130,781,413	146,483,323	122,493,638

In order to evaluate the effective yield of the portfolio, we use Operating Earnings to reflect the net investment income of our portfolio as adjusted to include the net interest expense related to our derivative instruments. Operating Earnings allows us to isolate the net interest expense associated with our swaps in order to monitor and project our full cost of borrowings. We also believe that our investors use Operating Earnings, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers and, as such, we believe that the disclosure of Operating Earnings is useful to our investors. In addition, as discussed in "Note 9 - Convertible Senior Notes, Net," we recorded a loss on early extinguishment of debt associated with exchanges and conversions of the 2019 Notes. Forward points effectively convert our foreign rate exposure to USD LIBOR, which we believe is a better reflection of our operating results and we believe the inclusion of the resulting gain or loss in Operating Earnings is useful to our investors. We believe it is useful to our investors to also present Operating Earnings excluding realized loss on investments and loss on early extinguishment of debt to reflect our operating results. Our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs.
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings and Operating Earnings excluding realized loss on investments and loss on early extinguishment of debt ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income available to common stockholders	$25,704	$55,381	$143,132	$146,491
Adjustments:
Equity-based compensation expense	3,889	4,048	12,084	11,404
Unrealized loss on interest rate swap	10,307	—	23,420	—
Gain on currency forwards	(24,153)	(6,291)	(28,619)	(28,797)
Foreign currency loss, net	19,129	4,050	20,012	23,574
Net realized gains (losses) relating to interest income on foreign currency hedges, net (1)	870	421	1,614	(89)
Net realized gains relating to forward points on foreign currency hedges, net	1,076	257	3,552	332
Amortization of the convertible senior notes related to equity reclassification	732	728	2,362	3,024
Provision for loan losses and impairments, net of reversals	35,000	—	20,000	5,000
Total adjustments:	46,850	3,213	54,425	14,448
Operating Earnings	$72,554	$58,594	$197,557	$160,939

Realized loss on investments	—	—	12,513	—
Loss on early extinguishment of debt	—	2,573	—	2,573
Operating Earnings excluding realized loss on investments and loss on early extinguishment of debt	$72,554	$61,167	$210,070	$163,512
Diluted Operating Earnings per share of common stock (2)	$0.47	$0.45	$1.35	$1.31
Diluted Operating Earnings excluding realized loss on investments and loss on early extinguishment of debt	$0.47	$0.47	$1.43	$1.33
Basic weighted-average shares of common stock outstanding	153,531,678	129,188,343	144,638,237	120,876,240
Weighted-average diluted shares - Operating Earnings	155,371,309	130,781,413	146,483,323	122,493,638
———————
(1) In order to conform to the 2019 presentation of the reconciliation from net income available to common stockholders to Operating Earnings, $0.4 million and $(0.1) million was reclassified from Foreign currency gain, net for the three and nine months ended September 30, 2018, respectively.
(2) For the computation of diluted Operating Earnings per share of common stock, for the three and nine months ended September 30, 2018, $6.0 million and $22.6 million, respectively, of interest expense related to the Notes is not deducted from the numerator and the potentially dilutive shares related to the Notes are excluded from the denominator.

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	September 30, 2019	December 31, 2018
Stockholders' Equity	$2,629,510	$2,509,747
Series B Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Series C Preferred Stock (Liquidation Preference)	—	(172,500)
Common Stockholders' Equity	$2,460,250	$2,167,987
Common Stock	153,531,597	133,853,565
Book value per share	$16.02	$16.20

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2018	$16.20
Vesting and issuance of common stock under the LTIPs	(0.09)
Shares issued related to the conversion of the 2019 Notes	0.01
Other	0.01
Book value per share at March 31, 2019	$16.13
Common stock offering, net of subsequent dividend	0.20
Reversal of loan losses and impairments	0.02
Gain on foreign currency forwards, net	0.02
Unrealized loss on interest rate swap	(0.08)
Other	0.01
Book value per share at June 30, 2019	$16.30
Provision for loan losses and impairments	(0.22)
Unrealized loss on interest rate swap	(0.07)
Other	0.01
Book value per share at September 30, 2019	$16.02

Book value per share
Book value per share at December 31, 2018	$16.20
Provision for loan losses and impairments, net of reversal	(0.20)
Unrealized loss on interest rate swap	(0.15)
Vesting and issuance of common stock under the LTIPs	(0.09)
Common stock offering, net of subsequent dividend	0.20
Other	0.03
Gain on foreign currency forwards, net	0.02
Shares issued related to the conversion of the 2019 Notes	0.01
Book value per share at September 30, 2019	$16.02

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

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following September 30, 2019, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)
USD	$2,423,929	$10,337	$0.07	$(5,284)	$(0.03)
GBP	479,516	2,377	0.01	(1,521)	(0.01)
EUR	168,219	100	—	—	—
Total:	$3,071,664	$12,814	$0.08	$(6,805)	$(0.04)
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
During the period ended September 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within ARI to disclose material information otherwise required to be set forth in our periodic reports.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No. 653251/2018) in New York Supreme Court.  The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project.  The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 an the complaint is now dismissed, subject to appeal. We believe the claims are without merit and plan to vigorously defend the case on appeal as necessary.

Item 1A. Risk Factors
See our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our risk factors during the nine months ended September 30, 2019.

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

4.4
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

4.6
Third Supplemental Indenture, dated as of October 5, 2018 between the Registrant and Wells Fargo Bank, National Association, as Trustee (including the form of 5.375% Convertible Senior Note due 2023), incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on October 5, 2018 (File No.: 001-34452).

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

October 23, 2019

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)