Form 10-K
period 2019-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2020-02-13
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,768,982,061, based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.
On February 12, 2020, the registrant had a total of 154,040,547 shares of common stock outstanding.

 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2020 annual meeting of stockholders scheduled to be held on or about June 2, 2020 are incorporated by reference into Part III of this annual report on Form 10-K.

i

FORWARD-LOOKING INFORMATION

In this annual report on Form 10-K, references to "ARI," "Company," "we," "us," or "our" refer to Apollo Commercial Real Estate Finance, Inc. and its subsidiaries; references to the "Manager" refer to ACREFI Management, LLC, an indirect subsidiary of Apollo Global Management, Inc., unless specifically stated otherwise or the context otherwise indicates.

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo Global Management, Inc. (together with its subsidiaries, "Apollo"), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate. Apollo had total assets under management of approximately $331.1 billion as of December 31, 2019. The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Our principal business objective is to acquire our target assets in order to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2019, we held a diversified portfolio comprised of approximately $5.3 billion of commercial mortgage loans, and $1.0 billion of subordinate loans and other lending assets. As of December 31, 2019, we had financed this portfolio with $3.1 billion of secured debt arrangements, $345.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), $230.0 million aggregate principal amount of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes"), and a $497.5 million senior secured term loan. On March 15, 2019, we redeemed the remainder of the 5.50% Senior Notes due 2019 (the "2019 Notes" and together with the 2022 and 2023 Notes, the "Notes"). For more information regarding the redemption of the 2019 Notes, see "Note 9 - Convertible Senior Notes, Net" to the accompanying consolidated financial statements including under Item 8. "Financial Statements and Supplementary Data" of this annual report on Form 10-K.
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
INVESTMENT STRATEGY
To identify attractive opportunities within our target assets, we rely on the expertise of the Manager and its affiliates as well as their platform which integrates real estate experience with private equity and capital markets expertise, in transaction sourcing, underwriting, execution, asset operation, management and disposition. In the near-to-medium term, we expect to continue to deploy our capital through the origination and acquisition of performing commercial first mortgage loans, subordinate financings and other commercial real estate-related debt investments at attractive risk-adjusted yields.
We target assets that are secured by institutional quality real estate throughout the United States and Europe. Our underwriting includes a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. The Manager may also take advantage of opportunistic pricing dislocations created by distressed sellers or distressed capital structures where a lender or holder of a loan or security is in a compromised situation due to the relative size of its portfolio, the magnitude of nonperforming loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. In pursuing investments with attractive risk-reward profiles, we incorporate our views, generally or in specific geographic regions as applicable, of the current and future economic environment, our outlook for real estate in general and particular asset classes and our assessment of the risk-reward profile derived from our underwriting and cash flow analysis, including taking into account relative valuation, supply and demand fundamentals, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, real estate prices, delinquencies, default rates, recovery of various sectors and vintage of collateral. In general, we pursue a value-driven approach to underwriting and diligence, consistent with the historical investment strategy of the Manager and its affiliates. Each prospective investment receives a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment. On our behalf, the Manager has implemented underwriting standards founded on fundamental market and credit analyses with a focus on current and sustainable cash flows. These underwriting standards place a particular emphasis on due diligence of the sponsor and borrower. We also utilize forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars.
All investment decisions are made with a view to maintaining our qualification as a REIT and our exclusion from registration under the 1940 Act.
FINANCING STRATEGY
We use borrowings as part of our financing strategy. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in our investment portfolio, the potential for losses and extension risk in our investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of our financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the type of collateral underlying such target assets. In utilizing leverage, we seek to enhance equity returns while limiting interest rate exposure. In addition to our current secured debt arrangements and senior secured term loan, we may access additional repurchase facilities and more traditional borrowings such as credit facilities. As of December 31, 2019, we had $1.2 billion of borrowings outstanding under our secured debt arrangement with JPMorgan Chase Bank, National Association (the "JPMorgan Facility"), $513.9 million of borrowings outstanding under our secured debt arrangement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch (the "DB Repurchase Facility"), $322.2 million of borrowings outstanding under our secured debt arrangement with Goldman Sachs Bank USA (the "Goldman Facility"), $218.6 million of borrowings outstanding under our secured debt arrangement with Credit Suisse AG (the "CS Facility - USD"), $93.9 million (£70.8 million assuming conversion into U.S. dollars) of borrowings outstanding under our secured debt arrangement with Credit Suisse AG (the "CS Facility - GBP"), $50.6 million of borrowings outstanding under our secured debt arrangement with HSBC Bank plc (the "HSBC Facility - USD"), $34.6 million (£26.1 million assuming conversion into U.S. dollars) of borrowings outstanding under our secured debt arrangement with HSBC Bank plc (the "HSBC Facility - GBP"), $154.0 million (€137.4 million assuming conversion into U.S. dollars) of borrowings outstanding under our secured debt arrangement with HSBC Bank plc (the "HSBC Facility - EUR"), and $472.9 million (£219.0 million and €162.8 million assuming conversion into U.S. dollars) of borrowings outstanding under our secured debt arrangement with Barclays Bank plc (the "Barclays Facility"). In addition, we had $497.5 million of borrowings outstanding under our senior secured term loan as of December 31, 2019. In the future, we may increase or decrease our borrowing levels and also seek to raise further equity or debt capital in order to fund future investments.
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
We may attempt to reduce interest rate risk and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we may seek (1) to match the maturities of our debt obligations with the maturities of our assets, and (2) to match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we may have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.
See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our borrowings and hedging as of December 31, 2019.
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
AVAILABLE INFORMATION
We maintain a website at www.apolloreit.com and make available, items including: (a) the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Director Independence Standards, (d) Code of Business Conduct and Ethics, and (e) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. The information on our website does not form a part of and is not incorporated by reference into this annual report on Form 10-K. Our documents filed with, or furnished to, the SEC are also available for review at the SEC’s website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations at Apollo Commercial Real Estate Finance, Inc., c/o Apollo Global Management, Inc., 9 West 57th Street, 43rd Floor, New York, New York 10019.

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
In addition to us, affiliates of the Manager manage other investment vehicles whose core investment strategies focus on one or more of our target asset classes. To the extent such other Apollo vehicles or other vehicles that may be organized in the future seek to acquire or divest of the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced.
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
The current term of the Management Agreement will expire on September 29, 2020 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either we, under the certain limited circumstances described above that would require us to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business plan.
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
The Manager is authorized to follow very broad investment guidelines and to execute most transactions without prior approval of our board of directors. Furthermore, the Manager may use complex strategies and transactions entered into by the Manager that may be difficult or impossible to unwind by the time they are reviewed by our directors. The Manager has great latitude within the broad investment guidelines in determining the types of assets that are proper for us, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. In addition, our Manager is not subject to any limits or proportions with respect to the mix of target investments that we originate or acquire other than as necessary to maintain our qualification as a REIT and our exemption from registration under the 1940 Act. Decisions made and transactions entered into by the Manager may not fully reflect stockholders' best interests.
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
The departure of any senior personnel of the Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we offer no assurance that the Manager will remain our investment manager or that we will continue to have access to the Manager’s or Apollo’s executive officers and other investment professionals. The current term of the Management Agreement with the Manager expires on September 29, 2020, with automatic one-year renewals thereafter absent termination by us or the Manager pursuant to the Management Agreement. If the Management Agreement is terminated and no suitable replacement is found to manage it, we may not be able to continue to execute our business plan.
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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The result of these incidents may include disrupted operations, misstated or unreliable financial data, disrupted market price of our common stock, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our investor relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber- attacks, natural disasters and defects in design. Additionally, due to the size and nature of our company, we rely on third-party service providers for many aspects of our business. We can provide no assurance that the networks and systems that our third-party vendors have established or use will be effective. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Apollo and third-party service providers. Apollo's processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
In the normal course of business, we and our service providers collect and retain certain personal information provided by borrowers, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.

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
The U.S. government, the U.S. Federal Reserve (the "Federal Reserve"), the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions involving intervention in the economic and financial system and regulatory reform of the oversight of financial markets. In 2010, former President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which has changed the regulation of financial institutions and the financial services industry, including the mortgage industry. The current regulatory environment may be impacted by recent and potential future legislative developments, such as amendments to key provisions of the Dodd-Frank Act including provisions setting forth capital and risk retention requirements. While the outcome is uncertain, the current administration has sought to deregulate the U.S. financial industry, including by altering provisions of the Dodd-Frank Act.
In February 2017, President Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators. In May 2018, Congress passed, and President Trump signed, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA"), which among other things, modifies certain provisions of the Dodd-Frank Act related to mortgage lending, consumer protection, regulatory relief for large banks, regulatory relief for community banks and regulatory relief in securities markets. The EGRRCPA will relax or eliminate so-called "enhanced regulation" of banks falling into certain ranges of asset value and will impact the application of the Volcker Rule and the Basel III guidelines as to certain banks. Specifically, the EGRRCPA relaxes (or eliminates) certain risk-based capital and leverage requirements for community banks with less than $10 billion in assets that maintain a certain "community bank leverage ratio" that bank regulators are directed to develop, but the impact and effect of the foregoing on market liquidity is uncertain.
In addition, the substance of regulatory supervision may be influenced through the appointment of individuals to the Federal Reserve Board and other financial regulatory bodies. Measures focused on deregulation of the U.S. financial services industry may, among other things, decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our business. Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect our revenues. We cannot predict the ultimate content, timing, or effect of changes that may result from such review, nor is it possible at this time to estimate the impact of any potential resulting legislation which could have a dramatic impact on our business, results of operations and financial condition.
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
The United Kingdom's exit from the European Union could materially adversely affect our business, financial condition and results of operations.
The decision made in the British referendum of June 23, 2016 to leave the European Union, commonly referred to as "Brexit," has led to volatility in the financial markets of the United Kingdom and more broadly across Europe and may also lead to weakening in consumer, corporate and financial confidence in such markets. On January 31, 2020, the United Kingdom ceased to be a member state of the European Union. As of that date, the United Kingdom entered a transitional period with the European Union, which is expected to continue through December 31, 2020. During this transitional period, the United Kingdom retains access to the E.U. single market and customs union and the United Kingdom and European Union are expected to attempt to negotiate various aspects of their future relationship following the transitional period, including a free trade deal.
The long-term effects of Brexit will depend on the agreements or arrangements between the United Kingdom and the European Union, and the extent to which the United Kingdom retains access to E.U. markets both during and after the transitional period. The longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union is unclear at this stage and is likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit caused significant volatility in global stock markets and currency exchange fluctuations. Consequently, our assets and liabilities denominated in British pounds may be subject to increased risks related to these currency rate fluctuations and our net assets in U.S. dollar terms may decline. Currency volatility may mean that our assets and liabilities are adversely affected by market movements and may make it more difficult, or more expensive, for us to execute appropriate currency hedging policies. In addition, Brexit may also adversely affect commercial real estate fundamentals in the United Kingdom and European Union, including greater uncertainty for leasing prospects, which could negatively impact the ability of our U.K. and E.U.-based borrowers to satisfy their debt payment obligations to us, increasing default risk and/or making it more difficult for us to generate attractive risk-adjusted returns for our operations in the United Kingdom and Europe.
In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate. Brexit could also have a destabilizing effect if other E.U. member states were to consider the option of leaving the European Union. For these reasons, the United Kingdom's exit from the European Union could have adverse consequences on our business, financial condition and results of operations. As of December 31, 2019, we had $1.3 billion, or 20.0%, of our portfolio (by carrying value) invested in the United Kingdom.

Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the "business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock and (2) two-thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations (1) between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person) and (2) between us and Apollo and its affiliates and associates and persons acting in concert with any of the foregoing. As a result, any person described above may be able to enter into business combinations with us that may not be in the best interests of our stockholders, without compliance by us with the supermajority vote requirements and other provisions of the statute. There can be no assurance that our board of directors will not amend or revoke this exemption in the future.
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

•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•	we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.
Credit facilities and secured debt arrangements that we may use to finance our assets may require us to provide additional collateral or pay down debt.
As of December 31, 2019, we had secured debt arrangements in place, with an aggregate borrowing capacity of approximately $4.3 billion. We may utilize credit facilities and additional secured debt arrangements to finance our assets if they become available on acceptable terms. In the event we utilize such financing arrangements, they may involve the risk that the market value of our assets pledged or sold by us to the secured debt arrangements counterparty or provider of the credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay its debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to credit facilities and increase our cost of capital. The lenders may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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
Changes in interest rates will affect our operating results as such changes will affect the interest we receive on any floating rate interest bearing assets and the financing cost of our floating rate debt, as well as our interest rate swap that we may utilize for hedging purposes. Changes in interest rates may also affect borrower default rates, which may result in losses for us. If a counterparty to our secured debt arrangements defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the secured debt arrangement, we will lose money on our secured debt arrangement.
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
We may not achieve our underwritten internal rate of return and weighted-average all-in yield on our assets, which may lead to future returns that may be significantly lower than anticipated.
The calculations of our underwritten internal rates of return and weighted-average all in yield, included in this annual report on Form 10-K or in our future periodic reports or press releases or other communications, with respect to our investments are based on, among other considerations, assumptions regarding the performance of our assets, the costs of financing, the availability of our secured debt arrangements, the exercise of extension options and the absence of dispositions, early prepayments or defaults, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and may have a significant effect on the actual rate of return received on our target assets. If these assumptions fail to materialize, future returns on our investments may be significantly lower than underwritten returns. For additional discussion of factors that may affect actual returns on our investments, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."
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
The illiquidity of commercial mortgage loans, commercial real estate corporate debt and loans and other real estate-related debt investments may make it difficult for us to sell such assets if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain assets such as B Notes, mezzanine loans and other loans are also particularly illiquid due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, many of our assets are illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. Further, we may face other restrictions on our ability to liquidate an interest in a business entity to the extent that we or the Manager have or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.
Uncertainty regarding the London interbank offered rate ("LIBOR") may adversely impact our borrowings and assets.
In July 2017, the U.K. Financial Conduct Authority announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021 (the "LIBOR Transition Date"). It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. While we expect LIBOR to be available in substantially its current form until the end of 2021, if sufficient banks decline to make submissions to the LIBOR administrator, it is possible that LIBOR will become unavailable prior to that point. Should that occur, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. Many of our secured debt arrangements and our senior secured term loan, as well as certain of our floating rate loan assets, are linked to LIBOR. Before the LIBOR Transition Date, we may need to amend the debt and loan agreements that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.
Provisions for loan losses are difficult to estimate.
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13 "Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326)" ("ASU 2016-13") and in April 2019, the FASB issued ASU 2019-04 "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" ("ASU 2019-04") (collectively, the "CECL Standard"). These updates change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaces the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost. The CECL Standard requires entities to record allowances for held-to-maturity and available-for-sale debt securities that is deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. All assets subject to the CECL Standard, with few exceptions, will be subject to these allowances rather than only those assets where a loss is deemed probable under the other-than-temporary impairment model. Accordingly, we expect that the adoption of the CECL Standard will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance and recognize provisions for loan losses earlier in the lending cycle.
We will continue to record loan specific reserves consistent with our existing accounting policy ("Loan Specific Reserve"). Our provision for Loan Specific Reserves are evaluated on a quarterly basis. The determination of our provision for Loan Specific Reserves requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including (1) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (2) the ability of the borrower to refinance the loan and (3) the property’s liquidation value, all of which remain uncertain and are subjective.
In addition, we will now record a general reserve in accordance with the CECL Standard on the remainder of the loan portfolio (“General CECL Reserve"). The CECL Standard is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective; as such, we will adopt CECL as of January 1, 2020. The CECL Standard may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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
As part of our whole loan origination platform, we may retain from whole loans we acquire or originate, subordinate interests referred to as B Notes. B Notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A Note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes reflect similar credit risks to comparably rated commercial mortgage-backed securities ("CMBS"). However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Similar to our B Note strategy, we may originate or acquire mezzanine loans, which are loans made to property owners that are secured by pledges of the borrower’s ownership interests, in whole or in part, in entities that directly or indirectly own the real property. The loan to value and last dollar of exposure of the mezzanine loans generally do not differ greatly from the whole loans we originate or acquire, with the key distinction being that the most senior portion of the loan with the least credit risk is owned by a third party lender. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, mezzanine loans are by their nature structurally subordinated to more senior property level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the property level debt and other senior debt is paid in full. Significant losses related to our B Notes or mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.
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
Our investment guidelines permit investments in non-U.S. assets, subject to the same guidelines as U.S. assets. As of December 31, 2019, $1.9 billion, or 30%, of our assets (by carrying value) were non-U.S. assets. Investments in countries outside of the United States may subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets as well as political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these assets. In addition, such assets may be denominated in currencies other than U.S. dollars which would expose us to foreign currency risk.
We maintain cash balances in our bank accounts that exceed the Federal Deposit Insurance Corporation insurance limitation.
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
Effective January 1, 2018, pursuant to H.R. 1, also known as the Tax Cuts and Jobs Act of 2017 ("TCJA"), the deductibility of property taxes and mortgage interest has become limited. This change may make home ownership less appealing for individuals, which may impact the velocity, value and our borrower’s ability to sell residential properties that secure our loan portfolio. As of December 31, 2019, $1.0 billion or 16.0% of our portfolio was secured by residential-for-sale properties, comprised of $321.7 million and $692.8 million of inventory and construction, respectively.
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
To qualify as a REIT, we must ensure that we meet the REIT gross income test annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of our investments in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries ("TRSs") and not more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not secured by real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, we have jointly elected with each of ACREFI I TRS, Inc. ("ACREFI TRS"), a Delaware corporation that is indirectly wholly owned by us, ARM TRS, LLC ("ARM TRS"), a Delaware corporation that is indirectly wholly owned by us, and ACREFI II TRS, Ltd. ("ACREFI II TRS"), a Cayman company that is indirectly wholly owned by us, to treat each of ACREFI TRS, ARM TRS and ACREFI II TRS as a TRS of ours. ACREFI TRS, ARM TRS and any other domestic TRSs we own will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including ACREFI TRS, ARM TRS, ACREFI II TRS, or any other TRSs we may form. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders.
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
We will generally be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year, which could impact our ability to satisfy the REIT distribution requirements.
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
The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common stock. The TCJA, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—U.S. Federal Income Tax Legislation." Stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our common stock.
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
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No. 653251/2018) in New York Supreme Court.  The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project.  The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019.  Plaintiffs filed a timely notice of appeal on December 6, 2019 but have not yet filed their appellate brief.  We believe the claims are without merit and plan to vigorously defend the case on appeal. We do not believe this will have a material adverse effect on our consolidated financial statements.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange, under the symbol "ARI." On February 12, 2020, the last sales price for our common stock on the New York Stock Exchange was $18.47 per share.

Holders
As of February 12, 2020, we had 484 registered holders of our common stock. The 484 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.
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
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 500 (the "S&P 500"), and the Bloomberg REIT Mortgage Index (the "BBREMTG Index"), a published industry index, from December 31, 2014 to December 31, 2019. The graph assumes that $100 was invested on December 31, 2014 in our common stock, the S&P 500 and the BBREMTG Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Apollo Commercial Real Estate Finance, Inc.	100.00	116.20	124.49	151.98	151.87	183.97
S&P 500	100.00	101.25	113.40	138.01	131.72	172.85
BBREMTG Index	100.00	90.74	109.97	131.86	128.03	158.27
Securities Authorized For Issuance Under Equity Compensation Plans
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
The 2019 LTIP provides for grants of restricted common stock, restricted stock units ("RSUs") and other equity-based awards up to an aggregate of 7,000,000 shares of our common stock. As of December 31, 2019, 84.7%, or 5,930,798 shares, remained available for future issuance under the 2019 LTIP. (For further discussion of the 2019 Plan, see "Note 13- Share-Based Payments" to the accompanying consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this annual report on Form 10-K.)
The following table presents certain information about our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	5,930,798
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	5,930,798
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
We did not repurchase any of our equity securities from January 1, 2019 to December 31, 2019.

Item 6.	Selected Financial Data.
The selected financial data set forth below as of, and for the years ended, December 31, 2019, 2018, 2017, 2016 and 2015, has been derived from our audited consolidated financial statements.
This information should be read in conjunction with Item 1. "Business," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data."

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Interest income	$487,408	$403,889	$338,521	$264,376	$192,164
Interest expense	(152,926)	(114,597)	(78,057)	(63,759)	(48,861)
Net interest income	334,482	289,292	260,464	200,617	143,303
Operating expenses	(64,831)	(56,894)	(52,377)	(48,371)	(26,111)
Income (loss) from unconsolidated joint venture	—	—	(2,847)	(96)	3,464
Other income	2,113	1,438	940	1,094	1,239
Provision for loan losses and impairments, net of reversals	(20,000)	(20,000)	(5,000)	(15,000)	—
Realized gain (loss) on investments	(12,513)	—	(42,693)	3,834	(443)
Unrealized gain (loss) on securities	—	—	37,165	(26,099)	(17,408)
Foreign currency gain (loss)	19,818	(30,335)	18,506	(29,284)	(4,894)
Bargain purchase gain	—	—	—	40,021	—
Loss on early extinguishment of debt	—	(2,573)	(1,947)	—	—
Gain (loss) on foreign currency forwards	(14,425)	39,058	(19,180)	31,160	4,106
Unrealized loss on interest rate swap	(14,470)	—	—	—	—
Net income	230,174	219,986	193,031	157,876	103,256
Preferred dividends	(18,525)	(27,340)	(36,761)	(30,295)	(11,884)
Net income available to common stockholders	211,649	192,646	156,270	127,581	91,372
Net income per share of common stock:
Basic	$1.41	$1.52	$1.54	$1.74	$1.54
Diluted	$1.40	$1.48	$1.54	$1.74	$1.54
Dividends declared per share of common stock	$1.84	$1.84	$1.84	$1.84	$1.78
Balance Sheet Data (at period end):
Total assets	$6,888,363	$5,095,819	$4,088,605	$3,482,977	$2,712,590
Total liabilities	4,258,388	2,586,072	2,000,462	1,550,750	1,337,166
Total stockholders’ equity	2,629,975	2,509,747	2,088,143	1,932,227	1,375,424

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value-oriented investment approach in private equity, credit and real estate with assets under management of approximately $331.1 billion as of December 31, 2019.
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
Loan Portfolio Overview
The following table sets forth certain information regarding our commercial real estate debt portfolio as of December 31, 2019 ($ in thousands):

Description	Amortized Cost	Weighted- Average Coupon (1)	Weighted- Average All-in Yield (1)(2)	Secured Debt (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$5,326,967	5.3%	6.0%	$3,095,556	3.3%	$2,231,411
Subordinate loans and other lending assets, net	1,048,126	12.8%	14.1%	—	—	1,048,126
Total/Weighted-Average	$6,375,093	6.5%	7.4%	$3,095,556	3.3%	$3,279,537
———————

(1)	Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of December 31, 2019 on the floating rate loans.

(2)
Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Yield excludes the benefit of forward points on currency hedges related to loans denominated in currencies other than USD.

(3)	Gross of deferred financing costs of $17.2 million.

(4)	Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of December 31, 2019 ($ in millions):

Commercial Mortgage Loan Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan (4)	Fully-extended Maturity	Location
Urban Retail	3	12/2019	$328	$—		12/2023	London, UK
Urban Retail	3	08/2019	316	—		09/2024	Manhattan, NY
Hotel	3	10/2019	242	54		08/2024	Various
Healthcare	3	10/2019	227	30		10/2024	Various
Industrial	3	01/2019	196	7		02/2024	Brooklyn, NY
Office	3	06/2019	191	31		11/2026	Berlin, Germany
Office	3	10/2018	189	11		10/2021	Manhattan, NY
Office	3	09/2019	183	—		09/2023	London, UK

Urban Predevelopment	4	01/2016	183	—		09/2021	Miami, FL
Office	3	11/2017	161	—		01/2023	Chicago, IL
Urban Predevelopment	3	03/2017	154	11		12/2020	Brooklyn, NY
Hotel	3	04/2018	151	2		04/2023	Honolulu, HI
Hotel (1)	3	09/2015	140	—		06/2023	Manhattan, NY
Hotel	3	05/2018	139	—		06/2023	Miami, FL
Hotel	3	08/2019	133	—		08/2024	Puglia, Italy
Residential-for-sale: inventory	2	03/2018	130	—		03/2021	London, UK
Office	3	01/2018	127	62		01/2022	Renton, WA
Retail center (3)	5	11/2014	125	—		09/2020	Cincinnati, OH
Office	3	10/2018	112	74	Y	10/2023	Manhattan, NY
Residential-for-sale: construction	3	12/2019	107	42	Y	01/2023	Boston, MA
Hotel	3	03/2017	105	—		03/2022	Atlanta, GA
Hotel	3	11/2018	99	—		12/2023	Vail, CO
Hotel	3	12/2017	89	—		12/2022	Manhattan, NY
Hotel	3	07/2018	87	—		08/2021	Detroit, MI
Office	3	03/2018	84	7		04/2023	Chicago, IL
Residential-for-sale: inventory	3	12/2019	82	—		07/2021	Manhattan, NY
Office	3	12/2017	79	48		07/2022	London, UK
Mixed Use	3	12/2019	76	2		12/2024	London, UK
Mixed Use	3	12/2019	73	896	Y	06/2025	London, UK
Urban Predevelopment	3	12/2016	73	—		06/2020	Los Angeles, CA
Residential-for-sale: construction	3	12/2018	70	107	Y	12/2023	Manhattan, NY
Multifamily	3	04/2014	70	—		07/2023	Various
Hotel	3	08/2019	67	—		09/2022	Manhattan, NY
Office	3	04/2019	65	95	Y	09/2025	Culver City, CA
Hotel	3	04/2018	63	—		05/2023	Scottsdale, AZ
Hotel	3	09/2019	60	—		10/2024	Miami, FL
Hotel	3	12/2019	59	—		01/2025	Tucson, AZ
Multifamily	3	11/2014	54	—		11/2021	Various
Residential-for-sale: construction	3	01/2018	53	27	Y	01/2023	Manhattan, NY
Hotel	3	05/2019	52	—		06/2024	Chicago, IL
Multifamily	2	06/2018	50	—		06/2020	London, UK
Hotel	3	12/2015	42	—		08/2024	St. Thomas, USVI
Hotel	3	02/2018	38	—		03/2023	Pittsburgh, PA
Residential-for-sale: inventory	2	06/2018	38	—		06/2020	Manhattan, NY
Office	3	04/2019	31	45	Y	08/2022	Birmingham, UK
Office	3	12/2019	31	6		12/2022	Edinburgh, Scotland
Office	3	08/2018	27	175	Y	12/2022	London, UK
Residential-for-sale: construction	3	12/2018	27	75	Y	01/2024	Hallandale Beach, FL
Residential-for-sale: inventory	2	05/2018	24	—		04/2021	Manhattan, NY
Residential-for-sale: construction	3	03/2018	13	101	Y	03/2023	San Francisco, CA
Residential-for-sale: inventory (3)	5	02/2014	12	—		04/2020	Bethesda, MD
Sub-total / Weighted-Average Commercial Mortgage Loans	3.0		$5,327	$1,908	11%	3.4 Years

Subordinate Loan and Other Lending Assets Portfolio
Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan (4)	Fully-extended Maturity	Location
Residential-for-sale: construction (2)	3	06/2015	$210	$—	Y	02/2021	Manhattan, NY
Office	3	01/2019	99	—		12/2025	Manhattan, NY
Residential-for-sale: construction	3	12/2017	97	17	Y	06/2022	Manhattan, NY
Healthcare	3	01/2019	93	—		01/2024	Various
Multifamily	3	10/2015	68	—		03/2020	Manhattan, NY
Residential-for-sale: construction	3	12/2017	66	—	Y	04/2023	Los Angeles, CA
Healthcare	3	07/2019	51	—		06/2024	Various
Residential-for-sale: construction (2)	3	11/2017	51	—	Y	02/2021	Manhattan, NY
Mixed Use	3	01/2017	42	—		02/2027	Cleveland, OH
Mixed Use	3	02/2019	39	—	Y	12/2022	London, UK
Residential-for-sale: inventory	2	10/2016	36	—		10/2020	Manhattan, NY
Industrial	2	05/2013	32	—		05/2023	Various
Hotel	2	06/2015	24	—		07/2025	Phoenix, AZ
Mixed Use	3	12/2018	24	28	Y	12/2023	Brooklyn, NY
Hotel	3	06/2015	20	—		12/2022	Washington, DC
Hotel	3	06/2018	20	—		06/2023	Las Vegas, NV
Hotel (1)	3	09/2015	20	—		06/2023	Manhattan, NY
Multifamily	3	05/2018	19	—		05/2028	Cleveland, OH
Office	2	07/2013	14	—		07/2022	Manhattan, NY
Hotel	3	05/2017	8	—		06/2027	Anaheim, CA
Office	3	08/2017	8	—		09/2024	Troy, MI
Mixed Use	3	07/2012	7	—		08/2022	Chapel Hill, NC
Sub-total / Weighted-Average Subordinate Loans and Other Lending Assets	2.9		$1,048	$45	46%	3.1 Years

Total / Weighted-Average Loan Portfolio	3.0		$6,375	$1,953	17%	3.3 Years
———————

(1)	Both loans are secured by the same property.

(2)	Both loans are secured by the same property.

(3)	Amortized cost for these loans is net of the recorded provisions for loan losses and impairments.

(4)	Weighted-average construction loan % is based on the amortized cost of the loans.

The following table shows information on realized and unrealized loan specific losses as of December 31, 2019:

Property Type	Security	Location	Date of Origination	First Date of Loss	Maximum Principal Funded	Amortized Cost	Loss	Type
Retail Center	Mortgage	Cincinnati, OH	11/2014	12/2018	$171,215	$124,609	$47,000	Unrealized
Residential-for-sale: inventory	Mortgage	Bethesda, MD	2/2014	6/2017	80,000	11,695	13,000	Unrealized
Multifamily	Mortgage	Williston, ND	11/2014	6/2016	58,000	—	12,513	Realized
Total					$309,215	$136,304	$72,513

Our average asset and debt balances for the year ended December 31, 2019 were ($ in thousands):

	Average month-end balances for the year ended December 31, 2019
Description	Assets	Related debt
Commercial mortgage loans, net	$4,489,189	$2,326,062
Subordinate loans and other lending assets, net	1,234,910	—
Investment Activity
During the year ended December 31, 2019, we committed $4.2 billion of capital to loans ($3.0 billion of which was funded during the year ended December 31, 2019). In addition, during the year ended December 31, 2019, we funded $416.1 million for loans closed prior to 2019, and received $2.0 billion in repayments.

Net Income Available to Common Stockholders
For the years ended December 31, 2019 and 2018, our net income available to common stockholders was $211.6 million, or $1.40 per diluted share of common stock and $192.6 million, or $1.48 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands):

	Year ended December 31,		2019 vs. 2018
	2019	2018	$
Net interest income:
Interest income from commercial mortgage loans	$322,475	$263,709	$58,766
Interest income from subordinate loans and other lending assets	164,933	140,180	24,753
Interest expense	(152,926)	(114,597)	(38,329)
Net interest income	334,482	289,292	45,190
Operating expenses:
General and administrative expenses	(24,097)	(20,470)	(3,627)
Management fees to related party	(40,734)	(36,424)	(4,310)
Total operating expenses	(64,831)	(56,894)	(7,937)
Other income	2,113	1,438	675
Provision for loan losses and impairments, net of reversals	(20,000)	(20,000)	—
Realized loss on investments	(12,513)	—	(12,513)
Foreign currency gain (loss)	19,818	(30,335)	50,153
Loss on early extinguishment of debt	—	(2,573)	2,573
Gain (loss) on foreign currency forwards	(14,425)	39,058	(53,483)
Unrealized loss on interest rate swap	(14,470)	—	(14,470)
Net income	$230,174	$219,986	$10,188

For a comparison and discussion of our results of operations and other operating and financial data for the fiscal years ended December 31, 2018 and December 31, 2017, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 13, 2019.
Net Interest Income

Net interest income increased by $45.2 million during the year ended December 31, 2019 as compared to the same period in 2018. The increase was primarily due to (i) a net increase in the principal balance of our loan portfolio by $1.5 billion and (ii) a 0.14% increase in average one-month LIBOR for the year ended December 31, 2019 as compared to December 31, 2018. This was partially offset by (i) an increase in interest expense due to an increase in our net debt balance of $1.7 billion as of December 31, 2019 compared to December 31, 2018, and (ii) the increase in average one-month LIBOR discussed above.

For the years ended December 31, 2019 and 2018 we recognized pre-payment penalties and accelerated fees of $6.1 million and $2.3 million, respectively.
Operating Expenses
General and administrative expenses
General and administrative expenses increased by $3.6 million for the year ended December 31, 2019 compared to the same period in 2018. The increase was primarily driven by a $2.3 million increase in non-cash restricted stock and RSU amortization related to shares of common stock awarded under LTIPs, $0.8 million in broken deal related costs incurred, and $0.5 million increase in general operating expenses.
Management fees to related party
Management fee expense increased by $4.3 million during the year ended December 31, 2019, as compared to the same period in 2018. The increase is primarily attributable to an increase in our stockholders’ equity (as defined in the Management Agreement) as a result of us completing follow-on public offerings of 17,250,000 shares of our common stock during the second quarter of 2019. Additionally, we issued 1,967,361 shares of our common stock during 2019 related to exchanges and conversions of the 2019 Notes.
Management fees and the relationship between us and the Manager under the Management Agreement are discussed further in the accompanying consolidated financial statements, in "Note 12 - Related Party Transactions."
Provision for loan losses and impairments, net of reversals

During the year ended December 31, 2019, we recorded $35.0 million for provision for loan losses and impairments, comprised of a (i) $32.0 million loan loss provision recorded against a commercial mortgage loan secured by a retail center located in Cincinnati, OH, and (ii) $3.0 million loan loss provision recorded against a commercial mortgage loan secured by a fully-built, for-sale residential condominium units located in Bethesda, MD. This was offset by a previously recorded $15.0 million loan loss provision that was reversed during the year.

During the year ended December 31, 2018, we recorded $20.0 million for provision for loan losses and impairments, comprised of a (i) $15.0 million and (ii) $5.0 million loan loss provision against the same loans as in 2019, respectively. Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for further details.
Realized loss on investments

During the second quarter of 2019, the underlying collateral on a first mortgage loan and contiguous subordinate loan secured by a multifamily property located in Williston, ND was sold resulting in a realized loss of $12.5 million. Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for further details.
Derivative instruments and foreign currency gain and (loss)
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars. We also use an interest rate swap to manage exposure to variable cash flows on our borrowings under our senior secured term loan. Our interest rate swap allows us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the years ended December 31, 2019 and 2018 were $5.4 million and $8.7 million, respectively.
Unrealized loss on interest rate swap
We use an interest rate swap to manage exposure to variable cash flows on our senior secured term loan.
The interest rate swap agreement allows us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. For the year ended December 31, 2019, we had an unrealized loss on the interest rate swap of $14.5 million. We did not have the interest rate swap at any point during the year ended December 31, 2018.

Dividends
For the years ended December 31, 2019 and 2018, we declared the following dividends:

Dividends declared per share of:	2019	2018
Common Stock (1)	$1.84	$1.84
Series B Preferred Stock	2.00	2.00
Series C Preferred Stock (2)	0.72	2.00
———————

(1)
As our aggregate 2019 distributions exceeded our earnings and profits, $0.46 of the January 2020 distribution declared in the fourth quarter of 2019 are payable to common stockholders of record as of December 31, 2019 will be treated as a 2020 distribution for U.S. federal income tax purposes.

(2) The Series C Preferred Stock was redeemed in full in June 2019.
Subsequent Events
Refer to "Note 19 - Subsequent Events" to the accompanying consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2019.

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
We assess the risk factors of each loan, and assign a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio ("LTV"), debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

1. Very low risk
2. Low risk
3. Moderate/average risk
4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or an impairment has been recorded

The following table allocates the carrying value of our loan portfolio based on our internal risk ratings:

	December 31, 2019			December 31, 2018
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—%	—	$—	—%
2	8	348,324	5%	3	138,040	3%
3	61	5,707,555	90%	63	4,573,930	93%
4	1	182,910	3%	—	—	—%
5	2	136,304	2%	3	215,623	4%
	72	$6,375,093	100%	69	$4,927,593	100%

We evaluate modifications to our loan portfolio to determine if the modifications constitute a troubled debt restructuring ("TDR") and/or substantial modification, under ASC 310, "Receivables." During the second quarter of 2018, we determined that a modification of one commercial mortgage loan, secured by a retail center in Cincinnati, OH, with a principal balance of $171.2 million constituted a TDR as the interest rate spread was reduced from 5.5% over LIBOR to 3.0% over LIBOR. The entity in which we own an interest and which owns the underlying property was deemed to be a variable interest entity ("VIE") and it was determined that we are not the primary beneficiary of that VIE. During the fourth quarter of 2018, we recorded a loan loss provision of $15.0 million and due to factors including continued weakness in the retail sector, we recorded an additional $32.0 million loan loss provision during the third quarter of 2019, bringing the total provision for loan loss to $47.0 million. The carrying value, as a result of the provision, of the loan was $124.6 million and $156.1 million as of December 31, 2019 and 2018, respectively. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using the direct capitalization method. The significant unobservable input used in determining the collateral value was the capitalization rate which was 7.75% and 6.75% as of December 31, 2019 and 2018, respectively. Effective September 30, 2019, we ceased accruing all interest associated with the loan and account for the loan on a cost-recovery basis (all proceeds are applied towards the carrying value of the loan for accounting purposes). During the year ended December 31, 2019, $1.4 million of interest paid was applied towards the carrying value of the loan. As of December 31, 2019 and 2018, this loan was assigned a risk rating of 5.
We recorded a $13.0 million loan loss provision and impairment against a commercial mortgage loan secured by fully-built, for-sale residential condominium units located in Bethesda, MD. Each of the loan loss provisions were due to factors including slower than expected sales pace of the underlying condominium units and were comprised of (i) $3.0 million loan loss recorded during the third quarter of 2019, (ii) $5.0 million loan loss recorded during the second quarter of 2018, and (iii)$2.0 million loan loss provision and $3.0 million of impairment recorded during the second quarter of 2017. The impairment was recorded on an investment previously recorded under other assets on our consolidated balance sheet. After the loan loss provisions and related impairment, the amortized cost balance of the loan was $11.7 million and $27.2 million as of December 31, 2019 and 2018, respectively. The loan loss provision and impairment were based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $573 and $662 per square foot across properties and 10% and 15% as of December 31, 2019 and 2018, respectively. Effective April 1, 2017, we ceased accruing all interest associated with the loan and account for the loan on a cost-recovery basis. As of December 31, 2019 and 2018, this loan was assigned a risk rating of 5.
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
As of December 31, 2019 and 2018, the aggregate loan loss provision was $57.0 million and $37.0 million for commercial mortgage loans and subordinate loans and other lending assets, respectively.

Current Expected Credit Losses

In June 2016, the FASB issued ASU 2016-13 and in April 2019, the FASB issued ASU 2019-04, collectively the "CECL Standard." These updates change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaces the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost. The CECL Standard requires entities to record allowances for held-to-maturity and available-for-sale debt securities that is deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. We will continue to record Loan Specific Reserves consistent with our existing accounting policy. In addition, we will now record a General CECL Reserve in accordance with the CECL Standard on the remainder of the loan portfolio. The CECL Standard is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective; as such, we will adopt CECL as of January 1, 2020.

The CECL Standard requires entities to take an expected day one General CECL Reserve on assets held at amortized cost. The standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The CECL Standard requires the use of significant judgment to arrive at an estimated credit loss. The FASB has recognized what is known as the weighted average remaining maturity (“WARM”) method as an acceptable approach for computing current expected credit losses. In accordance with the WARM method, an annual historical loss rate is applied to the amortized cost of an asset or pool of assets over its remaining expected life. The WARM method requires consideration of the timing of expected future fundings of existing commitments and repayments over the asset’s remaining life. An annual loss factor, adjusted for macroeconomic estimates, is applied over each subsequent period and aggregated to arrive at the General CECL Reserve. The annual historical loss rate applied in the WARM method was derived from a commercial mortgage backed securities database with historical losses from 1998 to 2019 provided by a third party, Trepp LLC. We applied various filters to include resolved single asset/single borrower, large loan, and CRE CLO deal types, which we believe are the most analogous to our current portfolio from which to determine an appropriate historical loss rate.

In our business, the General CECL Reserve applies to (i) commercial mortgage loans and other lending assets, and (ii) related unfunded loan commitments. The General CECL Reserve on subordinate loans is calculated by incorporating both the loan balance of the structurally senior third-party lender(s) position(s) and the balance of our subordinate loan. The subordinate loan, by virtue of being the first loss position, is required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage reserve attributable to the subordinate loan. The General CECL Reserve on unfunded loan commitments is time-weighted based on our expected commitment to fund such obligations. As of December 31, 2019, the estimated weighted average remaining term of our portfolio was approximately 1.8 years.

In determining the General CECL Reserve, we considered various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and satisfactions, (iii) expected future funding, (iv) capital subordinate to us when we are the senior lender, (v) capital senior to us when we are the subordinate lender, and (vi) our current and future view of the macroeconomic environment.

While the CECL Standard is not applicable to our financial statements for the year ended December 31, 2019, we estimated the expected General CECL Reserve based on our loan portfolio as of December 31, 2019. Using the assumptions and factors discussed above, our estimated General CECL Reserve as of December 31, 2019 would be approximately $31.0 million, which equates to 0.50% of $6.2 billion carrying value of our loan portfolio. This reserve excludes two loans that previously had an aggregate of $60 million of Loan Specific Reserves and carrying value of $136.3 million as of December 31, 2019. Upon adoption, the General CECL Reserve will reduce common stockholders’ equity by approximately $31.0 million (or approximately $0.20 of book value per share of common stock). Subsequent adjustments will be recorded through the consolidated statement of operations.

Our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant. The General CECL Reserve has no impact on these covenants as we are permitted to add back the General CECL Reserve for the computation of tangible net worth as defined in the respective agreements. We do not expect CECL to impact cash flows from operations, our investments or our financing decisions.

Interest Income Recognition
Interest income on commercial mortgage loans, subordinate loans and other lending assets is accrued based on the actual coupon rate adjusted for accretion of any purchase discounts, the amortization of any purchase premiums and the accretion of any deferred fees, in accordance with GAAP.

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
We also use an interest rate swap to manage exposure to variable cash flows on our borrowings under our senior secured term loan. Our interest rate swap agreement allows us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure.
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
U.S. Federal Income Tax Legislation
On December 22, 2017, Congress enacted TCJA. The TCJA made major changes to the Internal Revenue Code, including the reduction of the tax rates applicable to individuals and subchapter C corporations, a reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense), permitting immediate expensing of capital expenditures and significant changes in the taxation of earnings from non-U.S. sources. The effect of the significant changes made by the TCJA remains uncertain, and additional administrative guidance is still required in order to fully evaluate the effect of many provisions. In addition, final regulations implementing certain of these new rules have not yet been issued and additional changes or corrections may still be forthcoming. While we do not currently expect this reform to have a significant impact to our consolidated financial statements, stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our common stock.
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
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2019	December 31, 2018
Debt to Equity Ratio (1)	1.4x	0.9x
———————

(1)	Represents total debt less cash and loan proceeds held by servicer to total stockholders' equity.

Our primary sources of liquidity are as follows:

Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See "Results of Operations – Loan Portfolio Overview" above for a summary of interest rates related to our investment portfolio as of December 31, 2019.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In November 2019, through three indirect wholly-owned subsidiaries, we entered into a Sixth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. The JPMorgan Facility allows for $1.3 billion of maximum borrowings (with amounts borrowed in British pounds and Euros converted to U.S. dollars for purposes of calculating availability based on the greater of the spot rate as of the initial financing under the corresponding mortgage loan and the then current spot rate) and matures in June 2022, plus two one-year extensions available, which are subject to the approval of JPMorgan and certain other conditions. The JPMorgan Facility enables us to elect to receive advances in U.S. Dollars, British pounds, or Euros. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under the JPMorgan Facility.

As of December 31, 2019, we had $1.2 billion (including £38.0 million and €84.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Repurchase Facility
In April 2018, through an indirect wholly-owned subsidiary, we entered into a Second Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch, which was upsized in September 2019, and provides for advances of up to $1.25 billion, and enables us to elect to receive advances in U.S. dollars, British pounds, or Euros. The repurchase facility matures in March 2020, plus a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of December 31, 2019, we had $513.9 million of borrowings outstanding under the DB Repurchase Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA, which was upsized in March 2019 from $300.0 million to $500.0 million and matures in November 2020, plus a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of December 31, 2019, we had $322.2 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
CS Facility - USD
In July 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - USD matures in June 2020 (or, if earlier, six months after Credit Suisse AG notifies us of their intention to terminate). Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of December 31, 2019, we had $218.6 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
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
As of December 31, 2019, we had $93.9 million (£70.8 million assuming conversion into U.S. dollars) of borrowings outstanding under the CS Facility - GBP secured by one of our commercial mortgage loans.
HSBC Facility - USD
In October 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility is initially scheduled to mature in October 2020 and unless terminated by either party, automatically extends for further periods prior to maturity. Margin calls may occur any time at specified aggregate margin thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of December 31, 2019, we had $50.6 million of borrowings under the HSBC Facility - USD secured by one of our commercial mortgage loans.
HSBC Facility - GBP
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility, which was extended in December 2019, is scheduled to mature in June 2020 and, unless terminated by either party, automatically extends for further periods prior to maturity. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of December 31, 2019, we had $34.6 million (£26.1 million assuming conversion into U.S. dollars) of borrowings outstanding under the HSBC Facility - GBP secured by one of our commercial mortgage loans.
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
As of December 31, 2019, we had $154.0 million (€137.4 million assuming conversion into U.S. dollars) of borrowings outstanding under the HSBC Facility - EUR secured by one of our commercial mortgage loans.
Barclays Facility
Beginning in October 2019, through an indirect wholly-owned subsidiary, we entered into three secured debt arrangements pursuant to a Global Master Repurchase Agreement with Barclays Bank plc, which provide for single asset financing. The financings mature in November 2020, March 2022, and October 2022 with extension options to match the duration of the corresponding mortgage loans, subject to certain conditions. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of December 31, 2019, we had $472.9 million (£219.0 million and €162.8 million assuming conversion into U.S. dollars) of borrowings outstanding under the Barclays Facility secured by three of our commercial mortgage loans.
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
Senior Secured Term Loan
In May 2019, we entered into the $500.0 million senior secured term loan. For the year ended December 31, 2019, we repaid $2.5 million of principal related to the senior secured term loan. The outstanding balance as of December 31, 2019 was $497.5 million. The senior secured term loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The senior secured term loan matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The senior secured term loan includes, the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
Convertible Senior Notes, Net
In two separate offerings during 2014, we issued an aggregate principal amount of $254.8 million of the 2019 Notes, for which we received $248.6 million, after deducting the underwriting discount and offering expenses. The 2019 Notes were exchanged or converted for shares of our common stock and cash as follows:
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
During the years ended December 31, 2018, we recorded a loss on early extinguishment of debt of $2.6 million, in connection with the exchange and conversions of the 2019 Notes. This includes fees and accelerated amortization of capitalized costs. There was no such loss related to the 2019 Notes during the year ended December 31, 2019.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of the 2022 Notes, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At December 31, 2019, the 2022 Notes had a carrying value of $337.8 million and an unamortized discount of $7.2 million.
During the fourth quarter of 2018, we issued an aggregate principal amount of $230.0 million of the 2023 Notes, for which we received $223.7 million, after deducting the underwriting discount and offering expenses. At December 31, 2019, the 2023 Notes had a carrying value of $223.8 million and an unamortized discount of $6.2 million.
Cash Generated from Equity Offerings
During the second quarter of 2019, we completed a follow-on public offering of 17,250,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $18.27 per share. The aggregate net proceeds from the offering were $314.8 million after deducting offering expenses.
During the first quarter of 2018, we completed a follow-on public offering of 15,525,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares at a price of $17.77 per share. The aggregate net proceeds from the offering were $275.9 million after deducting offering expenses.
Other Potential Sources of Financing
Our primary sources of cash currently consist of cash available, which was $452.3 million as of December 31, 2019, principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings.
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
Leverage Policies
We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. In addition to our secured debt arrangements and senior secured term loan, we access additional sources of borrowings. Our charter and bylaws do not limit the amount of indebtedness we can incur; however, we are subject to and carefully monitor the limits placed on us by our credit providers and those that assign ratings on our Company.
At December 31, 2019, our debt-to-equity ratio was 1.4x and our portfolio was comprised of $5.3 billion of commercial mortgage loans and $1.0 billion of subordinate loans and other lending investments. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. As several of our subordinate loans repaid in 2019 and several others are expected to repay in 2020, we anticipate our debt-to-equity ratio to will increase as we continue to deploy capital towards commercial mortgage loans. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.
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

The board of directors must approve any change in these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of December 31, 2019 are summarized as follows ($ in thousands):

	Less than 1 year (3)	1 to 3 years (3)	3 to 5 years (3)	More than 5 years (3)	Total
Secured debt arrangements, net (1) (2)	$852,488	$1,307,733	$1,168,384	$—	$3,328,605
Convertible senior notes, net (2)	28,750	396,825	240,302	—	665,877
Senior secured term loan, net (2)	27,622	54,438	80,009	475,306	637,375
Unfunded loan commitments (3)	861,087	872,449	219,351	—	1,952,887
Total	$1,769,947	$2,631,445	$1,708,046	$475,306	$6,584,744
———————

(1)	Assumes underlying assets are financed through the fully extended maturity date of the facility.

(2)	Based on the applicable benchmark rates as of December 31, 2019 on the floating rate debt for interest payments due.

(3)
Based on our expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect our operating results.

Loan Commitments.    As of December 31, 2019, we had $2.0 billion of unfunded loan commitments, comprised of $1.9 billion related to our commercial mortgage loan portfolio, and $45.0 million related to our subordinate loan portfolio.
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
The current term of the Management Agreement currently runs through September 29, 2020. Absent certain action by the independent directors of our board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one-year term. The Management Agreement may be terminated upon expiration of the one-year term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Management Agreement are not fixed and determinable. Following a meeting by our independent directors in February 2020, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to terminate the Management Agreement.
Forward Currency Contracts. We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars. We have entered into a series of forward contracts to sell an amount of foreign currency (GBP and EUR) for an agreed upon amount of U.S. dollars at various dates through December 2024. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments. Refer to "Note 11 - Derivatives, Net" to the accompanying consolidated financial statements for details regarding our forward currency contracts.
Unrealized loss on interest rate swap. In connection with the senior secured term loan, we entered into an interest rate swap to fix LIBOR at 2.12%, effectively fixing our all-in coupon on the senior secured term loan at 4.87%. Refer to "Note 10- Derivatives, Net" to the accompanying consolidated financial statements for details regarding our interest rate swap.
Off-balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or VIEs, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.
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
As of December 31, 2019, we had 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July, and October: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00%

and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On or after September 21, 2020, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
On June 10, 2019, we redeemed all 6,900,000 shares of Series C Preferred Stock outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223.

Non-GAAP Financial Measures

Operating Earnings
For the years ended December 31, 2019 and 2018, our Operating Earnings were $268.4 million, or $1.80 per share, and $223.4 million, or $1.78 per share, respectively. Operating Earnings is a non-GAAP financial measure that we define as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains/(losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses and impairments. Beginning with the quarter ended December 31, 2018, we modified our definition of Operating Earnings to include the impact from forward points on our foreign currency hedges, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms. These amounts may not be included in GAAP net income in the same period as this adjustment. Generally these amounts would be included in prior period GAAP net income as unrealized gains on forward currency contracts. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors.
The weighted-average diluted shares outstanding used for Operating Earnings per weighted-average diluted share has been adjusted from weighted-average diluted shares under GAAP to exclude shares issued from a potential conversion of the Notes. Consistent with the treatment of other unrealized adjustments to Operating Earnings, these potentially issuable shares are excluded until a conversion occurs, which we believe is a useful presentation for investors. We believe that excluding shares issued in connection with a potential conversion of the Notes from our computation of Operating Earnings per weighted-average diluted share is useful to investors for various reasons, including the following: (i) conversion of Notes to shares requires both the holder of a Note to elect to convert the Note and for us to elect to settle the conversion in the form of shares (ii) future conversion decisions by Note holders will be based on our stock price in the future, which is presently not determinable; (iii) the exclusion of shares issued in connection with a potential conversion of the Notes from the computation of Operating Earnings per weighted-average diluted share is consistent with how we treat other unrealized items in our computation of Operating Earnings per weighted-average diluted share; and (iv) we believe that when evaluating our operating performance, investors and potential investors consider our Operating Earnings relative to our actual distributions, which are based on shares outstanding and not shares that might be issued in the future. The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Operating Earnings ($ in thousands, except Price):

	For the year ended December 31, 2019 (1)			For the year ended December 31, 2018 (1)

Weighted-Averages	Face	Price	Shares	Face	Price	Shares
Weighted-average diluted shares - GAAP			175,794,896			153,821,515
2019 Notes (2)	$6,531	$17.17	(380,394)	$167,264	$17.31	(9,644,920)
2022 Notes	345,000	$19.91	(17,327,970)	345,000	$19.91	(17,327,970)
2023 Notes (3)	230,000	$20.53	(11,205,301)	230,000	$20.53	(2,701,552)
Unvested RSUs	N/A	N/A	1,836,210	N/A	N/A	1,612,676
Weighted-average diluted shares - Operating Earnings			148,717,441			125,759,749
———————

(1)
This reconciliation only applies to the years ended December 31, 2019 and 2018 because in reporting periods prior to 2018, the treasury stock method was used when determining the potential share dilution from the Notes in the computation of earnings per share.

(2)	Face and Price represent the weighted-average balances during the period.

(3)	The 2023 Notes were issued on October 5, 2018, however the weighted-average of the potentially issuable shares due to conversion are taken over the full year.

Computation of Share Count for Operating Earnings
	For the year ended December 31,
	2019	2018
Basic weighted-average shares of common stock outstanding	146,881,231	124,147,073
Weighted-average unvested RSUs	1,836,210	1,612,676
Weighted-average diluted shares - Operating Earnings	148,717,441	125,759,749
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
The table below summarizes the reconciliation from net income available to common stockholders to Operating Earnings and Operating Earnings excluding realized loss on investments and loss on early extinguishment of debt ($ in thousands):

	Year ended December 31,
	2019	2018
Net income available to common stockholders	$211,649	$192,646
Adjustments:
Equity-based compensation expense	15,897	13,588
Unrealized loss on interest rate swap	14,470	—
(Gain) loss on foreign currency forwards	14,425	(39,058)
Foreign currency (gain) loss, net	(19,818)	30,335
Realized gains relating to interest income on foreign currency hedges, net(1)	1,904	867
Realized gains relating to forward points on foreign currency hedges, net	6,789	1,068
Amortization of the convertible senior notes related to equity reclassification	3,105	3,958
Provision for loan losses and impairments, net of reversals	20,000	20,000
Total adjustments:	56,772	30,758
Operating Earnings	$268,421	$223,404

Realized loss on investments	12,513	—
Loss on early extinguishment of debt	—	2,573
Operating Earnings excluding realized loss on investments and loss on early extinguishment of debt	$280,934	$225,977
Diluted Operating Earnings per Share of Common Stock(2)	$1.80	$1.78
Diluted Operating Earnings excluding realized loss on investments and loss on early extinguishment of debt(2)	$1.89	$1.80
Basic weighted-average shares of common stock outstanding	146,881,231	124,147,073
Weighted-average diluted shares - Operating Earnings	148,717,441	125,759,749
———————

(1)
In order to conform to the 2019 presentation of the reconciliation from net income available to common stockholders to Operating Earnings, $0.9 million was reclassified from net realized gains relating to interest and forward points on foreign currency hedges, net for the year ended December 31, 2018.

(2)
For the computation of diluted Operating Earnings per share of common stock, for the years ended December 31, 2019 and 2018, $32.2 million and $33.5 million, respectively, of interest expense related to the Notes is not deducted from the numerator and the potentially dilutive shares related to the Notes are excluded from the denominator.

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	December 31, 2019	December 31, 2018
Stockholders' Equity	$2,629,975	$2,509,747
Series B Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Series C Preferred Stock (Liquidation Preference)	—	(172,500)
Common Stockholders' Equity	$2,460,715	$2,167,987
Common Stock	153,537,296	133,853,565
Book value per share	$16.03	$16.20

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2018	$16.20
Vesting and issuance of common stock under the LTIPs	(0.09)
Shares issued related to the conversion of the 2019 Notes	0.01
Other	0.01
Book value per share at March 31, 2019	$16.13
Common stock offering, net of subsequent dividend	0.20
Reversal of loan losses and impairments	0.02
Gain on foreign currency forwards, net	0.02
Unrealized loss on interest rate swap	(0.08)
Other	0.01
Book value per share at June 30, 2019	$16.30
Provision for loan losses and impairments	(0.22)
Unrealized loss on interest rate swap	(0.07)
Other	0.01
Book value per share at September 30, 2019	$16.02
Other	0.01
Book value per share at December 31, 2019	$16.03

Book value per share
Book value per share at December 31, 2018	$16.20
Provision for loan losses and impairments, net of reversal	(0.22)
Unrealized loss on interest rate swap	(0.15)
Vesting and issuance of common stock under the LTIPs	(0.09)
Common stock offering, net of subsequent dividend	0.20
Other	0.04
Gain on foreign currency forwards, net	0.02
Reversal of loan losses and impairments	0.02
Shares issued related to the conversion of the 2019 Notes	0.01
Book value per share at December 31, 2019	$16.03

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
To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our portfolio of financial assets against the effects of major interest rate changes. We generally seek to manage this risk by:

•	attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using hedging instruments, interest rate swaps; and

•	to the extent available, using securitization financing to better match the maturity of our financing with the duration of our assets.

The following table estimates the hypothetical impact on our net interest income for the year ended December 31, 2019, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)	Decrease to net interest income(1) (2)	Decrease to net interest income (per share)(1) (2)
USD	$1,687,107	$5,237	$0.03	$(8)	$—
GBP	826,631	4,100	0.03	(2,346)	(0.02)
EUR	140,648	121	—	—	—
Total:	$2,654,386	$9,458	$0.06	$(2,354)	$(0.02)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Apollo Commercial Real Estate Finance, Inc.
New York, New York
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net and Loan Impairment - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company evaluates commercial mortgage loans, subordinate loans and other lending assets typically collateralized by commercial real estate for impairment indicators on a quarterly basis. The Company’s evaluation involves an assessment of the performance and value of the underlying collateral property on a loan by loan basis to determine whether events or changes in circumstances exist that may indicate it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Possible indications of impairment may include events or changes in circumstances affecting occupancy, debt yield, cash flow volatility, leasing and tenant profile, loan structure, exit plan, project sponsorship, financial and operating results of the borrower and sponsor, changes in budget and the impact of macroeconomic and microeconomic events.
If an indicator of impairment exists, the Company measures the possible impairment on the loan. A loan is considered impaired when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment, for collateral dependent loans, is then measured as the difference between the carrying value of the loan and the fair value of the collateral. Upon measurement of impairment, the Company records an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including assumptions regarding the value of the underlying collateral and other provisions, such as guarantees.
We identified the determination of impairment indicators for commercial mortgage loans, subordinate loans and other lending assets and the impairment of commercial mortgage loans, subordinate loans and other lending assets as a critical audit matter because of (1) the significant assumptions required by management when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of commercial mortgage loans and subordinate loans and other lending assets may not be recoverable and (2) for those commercial mortgage loans, subordinate loans and other lending assets where indications of impairment have been identified, the significant estimates and assumptions required by management to evaluate the Company’s fair value analysis. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate (1) whether management appropriately identified impairment indicators and (2) the reasonableness of management’s estimate of the loan impairment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assessment of commercial mortgage loans, subordinate loans and other lending assets for possible indications of impairment and our procedures related to the determination of the fair value for those assets with impairment indicators included the following, among others:

•
We tested the effectiveness of controls over management’s identification of possible impairment indicators, and controls over management’s review of the fair value analysis including controls over management’s review of the selection of the discount rate and the inputs used within the fair value analysis. These inputs include, but are not limited to, debt service coverage ratio, occupancy, capitalization rate, and microeconomic and macroeconomic conditions that could impact the property.

•	We evaluated the Company’s assessment of impairment indicators by:

–	Evaluating the accuracy and determining the relevance of the asset-specific factors utilized during the Company’s evaluation

–
Evaluating the period changes on items such as debt yield, occupancy, cash flow volatility, leasing and tenant profile, loan structure, exit plan, project sponsorship, and changes in budgets by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the Company’s analysis.

–	Evaluating the financial performance of the collateral associated with each loan

–	Reviewing summaries of third-party reports, where applicable

–	Evaluating the impact of macroeconomic and microeconomic events on the borrower, sponsor, or asset type

–	Reviewing the remittance for all loans in the Company’s portfolio to corroborate that the borrowers had the ability to pay their current obligations on the loan

•	We evaluated the Company’s determination of fair value for those assets with impairment indicators by performing the following:

–
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including whether the significant inputs used in the model were appropriate and consistent with what market participants would use to value the collateral; and (3) mathematical accuracy of the overall valuation model

–	Testing the underlying data used to develop the fair value to determine that the information used in the analysis was accurate and complete

–	Performing a sensitivity analysis when deemed necessary based on results of other audit procedures performed for comparison to the Company’s fair value analysis

–	Considering whether events or transactions that occurred after the balance sheet date but before the completion of the audit affect the conclusions reached on the fair value measures and disclosures

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 13, 2020

We have served as the Company's auditor since 2009.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share data)

	December 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$452,282	$109,806
Commercial mortgage loans, net (includes $4,852,087 and $3,197,900 pledged as collateral under secured debt arrangements in 2019 and 2018, respectively)	5,326,967	3,878,981
Subordinate loans and other lending assets, net	1,048,126	1,048,612
Other assets	52,716	33,720
Loan proceeds held by servicer	8,272	1,000
Derivative assets, net	—	23,700
Total Assets	$6,888,363	$5,095,819
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $17,190 and $17,555 in 2019 and 2018, respectively)	$3,078,366	$1,879,522
Convertible senior notes, net	561,573	592,000
Senior secured term loan, net (net of deferred financing costs of $7,277 and $0 in 2019 and 2018, respectively)	487,961	—
Accounts payable, accrued expenses and other liabilities	100,712	104,746
Derivative liabilities, net	19,346	—
Payable to related party	10,430	9,804
Total Liabilities	4,258,388	2,586,072
Commitments and Contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series B preferred stock, 6,770,393 shares issued and outstanding ($169,260 liquidation preference)	68	68
Series C preferred stock, 0 and 6,900,000 shares issued and outstanding ($0 and $172,500 liquidation preference) in 2019 and 2018, respectively	—	69
Common stock, $0.01 par value, 450,000,000 shares authorized, 153,537,296 and 133,853,565 shares issued and outstanding in 2019 and 2018, respectively	1,535	1,339
Additional paid-in-capital	2,825,317	2,638,441
Accumulated deficit	(196,945)	(130,170)
Total Stockholders’ Equity	2,629,975	2,509,747
Total Liabilities and Stockholders’ Equity	$6,888,363	$5,095,819

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands—except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Net interest income:
Interest income from commercial mortgage loans	$322,475	$263,709	$158,632
Interest income from subordinate loans and other lending assets	164,933	140,180	179,889
Interest expense	(152,926)	(114,597)	(78,057)
Net interest income	334,482	289,292	260,464
Operating expenses:
General and administrative expenses (includes equity-based compensation of $15,897 in 2019, $13,588 in 2018, and $13,314 in 2017)	(24,097)	(20,470)	(20,725)
Management fees to related party	(40,734)	(36,424)	(31,652)
Total operating expenses	(64,831)	(56,894)	(52,377)
Loss from unconsolidated joint venture	—	—	(2,847)
Other income	2,113	1,438	940
Provision for loan losses and impairments, net of reversals	(20,000)	(20,000)	(5,000)
Realized loss on investments	(12,513)	—	(42,693)
Unrealized gain on securities	—	—	37,165
Foreign currency gain (loss)	19,818	(30,335)	18,506
Loss on early extinguishment of debt	—	(2,573)	(1,947)
Gain (loss) on foreign currency forwards (includes unrealized gains (losses) of $(28,576) in 2019, $29,345 in 2018, and $(11,523) in 2017)	(14,425)	39,058	(19,180)
Unrealized loss on interest rate swap	(14,470)	—	—
Net income	$230,174	$219,986	$193,031
Preferred dividends	(18,525)	(27,340)	(36,761)
Net income available to common stockholders	$211,649	$192,646	$156,270
Net income per share of common stock:
Basic	$1.41	$1.52	$1.54
Diluted	$1.40	$1.48	$1.54
Basic weighted-average shares of common stock outstanding	146,881,231	124,147,073	99,859,153
Diluted weighted-average shares of common stock outstanding	175,794,896	153,821,515	101,232,610

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income available to common stockholders	$211,649	$192,646	$156,270
Foreign currency translation adjustment	—	—	3,811
Comprehensive income	$211,649	$192,646	$160,081

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Par	Shares	Par
Balance at December 31, 2016	18,350,000	$184	91,422,676	$914	$1,983,010	$(48,070)	$(3,811)	$1,932,227
Capital increase related to Equity Incentive Plan	—	—	200,859	3	10,977	—	—	10,980
Issuance of common stock	—	—	15,470,000	154	279,673	—	—	279,827
Issuance of restricted common stock(1)	—	—	27,700	—	—	—	—	—
Redemption of preferred stock	(4,679,607)	(47)	—	—	(116,955)	—	—	(117,002)
Preferred stock redemption charge	—	—	—	—	3,016	—	—	3,016
Issuance of Notes	—	—	—	—	11,002	—	—	11,002
Offering costs	—	—	—	—	(645)	—	—	(645)
Net income	—	—	—	—	—	193,031	—	193,031
Change in other comprehensive loss	—	—	—	—	—	—	3,811	3,811
Dividends declared on preferred stock	—	—	—	—	—	(36,761)	—	(36,761)
Dividends declared on common stock- $1.84 per share	—	—	—	—	—	(191,343)	—	(191,343)
Balance at December 31, 2017	13,670,393	$137	107,121,235	$1,071	$2,170,078	$(83,143)	$—	$2,088,143
Capital increase related to Equity Incentive Plan	—	—	378,855	5	8,809	—	—	8,814
Issuance of common stock	—	—	15,525,000	155	275,724	—	—	275,879
Issuance of Notes	—	—	—	—	4,406	—	—	4,406
Exchange of Notes for common stock	—	—	10,828,475	108	179,908	—	—	180,016
Offering costs	—	—	—	—	(484)	—	—	(484)
Net income	—	—	—	—	—	219,986	—	219,986
Dividends declared on preferred stock	—	—	—	—	—	(27,340)	—	(27,340)
Dividends declared on common stock - $1.84 per share	—	—	—	—	—	(239,673)	—	(239,673)
Balance at December 31, 2018	13,670,393	$137	133,853,565	$1,339	$2,638,441	$(130,170)	$—	$2,509,747
Capital increase related to Equity Incentive Plan	—	—	466,370	4	10,897	—	—	10,901
Conversions of convertible senior notes for common stock	—	—	1,967,361	20	33,758	—	—	33,778
Issuance of common stock	—	—	17,250,000	172	314,985	—	—	315,157
Redemption of preferred stock	(6,900,000)	(69)	—	—	(172,431)	—	—	(172,500)
Offering costs	—	—	—	—	(333)	—	—	(333)
Net income	—	—	—	—	—	230,174	—	230,174
Dividends declared on preferred stock	—	—	—	—	—	(18,525)	—	(18,525)
Dividends declared on common stock - $1.84	—	—	—	—	—	(278,424)	—	(278,424)
Balance at December 31, 2019	6,770,393	$68	153,537,296	$1,535	$2,825,317	$(196,945)	$—	$2,629,975

(1) Rounds to zero.

See notes to consolidated financial statements.

Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (in thousands)

	For the year ended December 31,
	2019	2018	2017
Cash flows (used in) provided by operating activities:
Net income	$230,174	$219,986	$193,031
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(81,611)	(64,269)	(48,062)
Amortization of deferred financing costs	11,969	11,186	6,669
Equity-based compensation	15,897	8,809	10,977
Unrealized loss on securities	—	—	(37,165)
Provision for loan losses and impairment, net of reversals	20,000	20,000	5,000
Loss from unconsolidated joint venture	—	—	2,259
Foreign currency (gain) loss	3,768	29,617	(18,645)
Realized loss on derivative instruments	—	—	289
Unrealized (gain) loss on derivative instruments	43,046	(29,345)	11,523
Loss on early extinguishment of debt	—	2,573	—
Realized loss on investment	12,513	—	42,693
Changes in operating assets and liabilities:
Proceeds received from PIK	16,469	75,652	—
Other assets	(4,926)	(10,198)	(5,192)
Loan proceeds held by servicer	454	—	(6,306)
Accounts payable, accrued expenses and other liabilities	5,056	317	(3,351)
Payable to related party	626	1,636	1,153
Net cash provided by operating activities	273,435	265,964	154,873
Cash flows used in investing activities:
New funding of commercial mortgage loans	(2,526,384)	(1,849,100)	(1,136,252)
Add-on funding of commercial mortgage loans	(385,508)	(131,718)	(82,240)
New funding of subordinate loans and other lending assets	(493,017)	(220,809)	(497,629)
Add-on funding of subordinate loans and other lending assets	(30,549)	(149,238)	(112,637)
Proceeds and payments received on commercial mortgage loans	1,428,535	675,140	218,002
Proceeds and payments received on subordinate loans and other lending assets, net	560,089	610,051	376,727
Origination and exit fees received on commercial mortgage and subordinate loans and other lending assets, net	45,882	41,822	27,904
Funding of unconsolidated joint venture	—	—	(726)
Funding of other assets	—	—	(1,379)
Payments on settlements of derivative instruments	—	—	(201)
Increase (decrease) in collateral related to derivative contracts	(34,160)	24,930	(4,952)
Payments and proceeds received on securities	—	—	468,171
Proceeds from sale of investments in unconsolidated joint venture	—	—	24,498
Net cash used in investing activities	(1,435,112)	(998,922)	(720,714)
Cash flows from financing activities:
Proceeds from issuance of common stock	315,158	275,879	279,816
Redemption of preferred stock	(172,500)	—	(116,990)
Payment of offering costs	(333)	(484)	(924)
Proceeds from secured debt arrangements	3,451,172	2,153,846	1,239,515
Repayments of secured debt arrangements	(2,273,750)	(1,580,343)	(1,045,614)
Repayments of senior secured term loan principal	(2,500)	—	—
Proceeds from issuance of senior secured term loan	497,500	—	—
Proceeds from issuance of Notes	—	226,550	343,275
Exchanges and conversions of Notes	(704)	(40,461)	—
Repayments of participations sold	—	—	(85,081)
Payment of deferred financing costs	(13,688)	(15,337)	(14,254)
Other financing activities	(4,996)	—	—
Dividends on common stock	(269,232)	(227,217)	(183,877)
Dividends on preferred stock	(21,974)	(27,340)	(35,807)
Net cash provided by financing activities	1,504,153	765,093	380,059
Net increase (decrease) in cash and cash equivalents	342,476	32,135	(185,782)
Cash and cash equivalents, beginning of period	109,806	77,671	263,453
Cash and cash equivalents, end of period	$452,282	$109,806	$77,671
Supplemental disclosure of cash flow information:
Interest paid	$133,469	$97,880	$55,835
Supplemental disclosure of non-cash financing activities:
Exchange of Notes for common stock	$33,778	$180,016	$—
Dividend declared, not yet paid	$74,771	$69,033	$56,576
Loan proceeds held by servicer	$7,775	$1,000	$302,756
Deferred financing costs, not yet paid	$5,193	$—	$—

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
Classification of Investments and Valuations of Financial Instruments
Our investments consist primarily of commercial mortgage loans, subordinate loans, and other lending assets that are classified as held-to-maturity. Prior to 2018, we invested in CMBS which were classified as available-for-sale and recorded at fair value.
Classification of Loans
Loans held-for-investment are stated at the principal amount outstanding, adjusted for deferred fees and impairment, if any, in accordance with GAAP.
Loan Impairment
Our loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flows from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.
We evaluate the loans for possible impairment on a quarterly basis. A loan is considered impaired when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment, for collateral dependent loans, is then measured as the difference between the carrying value of the loan and the fair value of the collateral. Upon measurement of impairment, we record an allowance to reduce the carrying value of the loan with a corresponding charge to net income. Significant judgments are required in determining impairment, including assumptions regarding, the value of the underlying collateral and other provisions such as guarantees.

Fair Value Election
Securities at estimated fair value consisted of CMBS. In accordance with GAAP, we elected the fair value option for these securities at the date of purchase in order to allow us to measure these securities at fair value with the change in estimated fair value included as a component of earnings in order to reflect the performance of the investments in a timely manner. We have not owned any securities where we elect the fair market value option since December 31, 2017.
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
Investments in unconsolidated joint venture
Investments are accounted for under the equity method when (i) requirements for consolidation are not met, and (ii) we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period.  Investments in unconsolidated joint ventures are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.
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
Deferred Financing Costs
Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2019 and 2018, we had $24.5 million and $17.6 million of capitalized financing costs, respectively, net of amortization, included as a direct deduction from the carrying amount of our debt.
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

Prior to the three months ended September 30, 2018, we asserted our intent and ability to settle the principal amount of the Notes in cash and, as a result, the Notes did not have any impact on our diluted earnings per share. Since September 30, 2018, we no longer assert our intent to fully settle the principal amount of the Notes in cash upon conversion. Accordingly, the dilutive effect to earnings per share for the years ended December 31, 2019 and 2018 is determined using the "if converted" method whereby interest expense on the outstanding Notes is added back to the diluted earnings numerator and all of the potentially dilutive shares are included in the diluted common shares outstanding denominator for the computation of diluted earnings per share.
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
Hedging Instruments and Hedging Activities
Consistent with maintaining our qualification as a REIT, in the normal course of business, we use a variety of derivative financial instruments to manage, or hedge, interest rate and foreign currency risk. Derivatives are used for hedging purposes rather than speculation. There is a gain or loss associated with forward points on our foreign currency hedges, which reflect the interest rate differentials, at the time of entering into the hedge, between the applicable local base rate of our foreign currency investments and the comparable rate in the U.S. We determine their fair value using quotations from a third-party expert to facilitate the process, which are determined by comparing the contracted forward exchange rate to the current market exchange rate, as well as by using a discounted cash flow analysis on the expected cash flows of each derivative. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.
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
Senior Secured Term Loan
We include our senior secured term loan in our consolidated balance sheet as a liability, net of deferred financing costs. Discount or transaction expenses are deferred and amortized through the maturity. Interest paid in accordance with our senior secured term loan is recorded in interest expense net of our interest rate swap.
Share-based Payments
We account for share-based compensation to our independent directors, Manager and to employees of the Manager and its affiliates using the fair value-based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued is measured at its fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis.
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
Our major tax jurisdictions are U.S. federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2016 through 2019. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next 12 months.

Principles of Consolidation
We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all VIEs of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. See further discussion in "Note 4 – Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net."
Securitization/Sale and Financing Arrangements
We periodically sell our financial assets, such as commercial mortgage loans, CMBS and other assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in Accounting Standards Codification ("ASC") Topic 860, "Transfers and Servicing", which is based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale-legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset. If the sold asset is being accounted for pursuant to the fair value option, there is no gain or loss.
Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326)" ("ASU 2016-13") and in April 2019, the FASB issued ASU 2019-04 "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" ("ASU 2019-04"), collectively the "CECL Standard". These updates change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaces the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost. The CECL Standard requires entities to record allowances for held-to-maturity and available-for-sale debt securities that is deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. We will continue to record loan specific reserves consistent with our existing accounting policy ("Loan Specific Reserve"). In addition, we will now record a general reserve in accordance with the CECL Standard on the remainder of the loan portfolio (“General CECL Reserve"). The CECL Standard is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective; as such, we will adopt CECL as of January 1, 2020.

At adoption, on January 1, 2020, we expect the General CECL Reserve to be approximately $31.0 million, which equates to 0.50% of $6.2 billion carrying value of our loan portfolio. This excludes two loans that previously had an aggregate of $60 million of Loan Specific Reserves and carrying value of $136.3 million as of December 31, 2019.

In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting" ("ASU 2018-07"). The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions in exchange for goods and services from nonemployees. These share-based payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be remeasured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019 and is applied retrospectively. We adopted ASU 2018-07 in the first quarter of 2019 and it did not have any impact on our consolidated financial statements.
Reclassification
To conform to the 2019 presentation of the consolidated income statement, we reclassified $14.6 million of interest income from securities, from 2017, into interest income from subordinate loans and other lending assets, which included $4.1 million from CMBS (Held-to-Maturity) and $10.5 million from CMBS (Fair Value Option). These reclassifications had no impact on our consolidated statement of operations.

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

The following table summarizes the levels in the fair value hierarchy into which our financial instruments were categorized as of December 31, 2019 and 2018 ($ in thousands):

	Fair Value as of December 31, 2019				Fair Value as of December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Derivative assets (liabilities), net	$—	$(4,876)	$—	$(4,876)	$—	$23,700	$—	$23,700
Interest rate swap liability	—	(14,470)	—	(14,470)	—	—	—	—
Total	$—	$(19,346)	$—	$(19,346)	$—	$23,700	$—	$23,700

Note 4 – Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at December 31, 2019 and 2018 ($ in thousands):

Loan Type	December 31, 2019	December 31, 2018
Commercial mortgage loans, net	$5,326,967	$3,878,981
Subordinate loans and other lending assets, net	1,048,126	1,048,612
Total loans, net	$6,375,093	$4,927,593

Our loan portfolio consisted of 95% and 91% floating rate loans, based on amortized cost, as of December 31, 2019 and 2018, respectively.

Activity relating to our loan investment portfolio, for the year ended December 31, 2019, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss (2)	Carrying Value
December 31, 2018	$4,982,514	$(17,940)	$(36,981)	$4,927,593

New loan fundings	3,019,401	—	—	3,019,401
Add-on loan fundings (3)	416,056	—	—	416,056
Loan repayments	(2,037,322)	—	—	(2,037,322)
Gain (loss) on foreign currency translation	44,338	(689)	—	43,649
Realized loss on investment, net of provision for loan loss reversal (2)	(12,513)	—	15,000	2,487
Provision for loan losses	—	—	(35,000)	(35,000)
Deferred fees	—	(46,275)	—	(46,275)
PIK interest, amortization of fees and other items	55,368	29,136	—	84,504
December 31, 2019	$6,467,842	$(35,768)	$(56,981)	$6,375,093
———————

(1)
Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses, as well as $1.4 million in cost recovery proceeds from a commercial mortgage loan secured by a retail center in Cincinnati, OH.

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

(3)	Represents fundings for loans closed prior to 2019.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	December 31, 2019	December 31, 2018
Number of loans	72	69
Principal balance	$6,467,842	$4,982,514
Carrying value	$6,375,093	$4,927,593
Unfunded loan commitments (1)	$1,952,887	$1,095,598
Weighted-average cash coupon (2)	6.5%	8.4%
Weighted-average remaining term (3)	3.3 years	2.8 years
Weighted-average expected maturity (4)	1.8 years	1.9 years
  ———————

(1)
Unfunded loan commitments are primarily funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)	For floating rate loans, based on applicable benchmark rates as of the specified dates.

(3)	Assumes all extension options are exercised.

(4)	Expected maturity represents our estimated timing of repayments as of December 31, 2019.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2019		December 31, 2018
Property Type	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Hotel	$1,660,162	26.0%	$1,286,590	26.1%
Office	1,401,400	22.0%	832,620	16.9%
Residential-for-sale: construction	692,816	10.9%	528,510	10.7%
Residential-for-sale: inventory	321,673	5.1%	577,053	11.7%
Urban Retail	643,706	10.1%	—	—%
Urban Predevelopment	409,864	6.4%	683,886	13.9%
Healthcare	371,423	5.8%	156,814	3.2%
Other	874,049	13.7%	862,120	17.5%
Total	$6,375,093	100.0%	$4,927,593	100.0%

Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2019		December 31, 2018
Geographic Location	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Manhattan, NY	$1,793,570	28.1%	$1,669,145	33.9%
Brooklyn, NY	373,917	5.9%	346,056	7.0%
Northeast	110,771	1.7%	23,479	0.5%
West	728,182	11.4%	614,160	12.5%
Midwest	614,337	9.6%	631,710	12.8%
Southeast	564,166	8.9%	559,043	11.3%
United Kingdom	1,274,390	20.0%	700,460	14.2%
Other	915,760	14.4%	383,540	7.8%
Total	$6,375,093	100.0%	$4,927,593	100.0%

Risk Rating

We assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:
1.    Very low risk
2.    Low risk
3. Moderate/average risk
4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or an impairment has been recorded

The following table allocates the carrying value of our loan portfolio based on our internal risk ratings at the dates indicated ($ in thousands):

	December 31, 2019			December 31, 2018
Risk Rating	Number of Loans	Carrying Value	% of Loan Portfolio	Number of Loans	Carrying Value	% of Loan Portfolio
1	—	$—	—%	—	$—	—%
2	8	348,324	5%	3	138,040	3%
3	61	5,707,555	90%	63	4,573,930	93%
4	1	182,910	3%	—	—	—%
5	2	136,304	2%	3	215,623	4%
	72	$6,375,093	100%	69	$4,927,593	100%
Weighted-average risk rating			3.0			3.1

Provision for Loan Losses and Impairment

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

We evaluate modifications to our loan portfolio to determine if the modifications constitute a troubled debt restructuring and/or substantial modification, under ASC 310, "Receivables." During the second quarter of 2018, we determined that a modification of one commercial mortgage loan, secured by a retail center in Cincinnati, OH, with a principal balance of $171.2 million constituted a TDR as the interest rate spread was reduced from 5.5% over LIBOR to 3.0% over LIBOR. The entity in which we own an interest and which owns the underlying property was deemed to be a VIE and it was determined that we are not the primary beneficiary of that VIE. During the fourth quarter of 2018, we recorded a loan loss provision of $15.0 million and due to factors including continued weakness in the retail sector, we recorded an additional $32.0 million loan loss provision during the third quarter of 2019, bringing the total provision for loan loss to $47.0 million. The carrying value, as a result of the provision, of the loan was $124.6 million and $156.1 million as of December 31, 2019 and 2018, respectively. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using the direct capitalization method. The significant unobservable input used in determining the collateral value was the capitalization rate which was 7.75% and 6.75% as of December 31, 2019 and 2018, respectively. Effective September 30, 2019, we ceased accruing all interest associated with the loan and account for the loan on a cost-recovery basis (all proceeds are applied towards the carrying value of the loan for accounting purposes). During the year ended December 31, 2019, $1.4 million of interest paid was applied towards reducing the carrying value of the loan to $124.6 million at December 31, 2019. As of December 31, 2019 and 2018, this loan was assigned a risk rating of 5.
We recorded an aggregate $13.0 million loan loss provision and impairment against a commercial mortgage loan secured by fully-built, for-sale residential condominium units located in Bethesda, MD. Each of the loan loss provisions were due to factors including slower than expected sales pace of the underlying condominium units and were comprised of (i) $3.0 million loan loss recorded during the third quarter of 2019, (ii) $5.0 million loan loss recorded during the second quarter of 2018, and (iii) $2.0 million loan loss provision and $3.0 million of impairment recorded during the second quarter of 2017. The impairment was recorded on an investment previously recorded under other assets on our consolidated balance sheet. After the loan loss provisions and related impairment, the amortized cost balance of the loan was $11.7 million and $27.2 million as of December 31, 2019 and 2018, respectively. The loan loss provision and impairment were based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision and related impairment). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were sales price per square foot and discount rate which were an average of $573 and $662 per square foot across properties and 10% and 15% as of December 31, 2019 and 2018, respectively. Effective April 1, 2017, we ceased accruing all interest associated with the loan and account for the loan on a cost-recovery basis. As of December 31, 2019 and 2018, this loan was assigned a risk rating of 5.
During 2016, we recorded a loan loss provision of $10.0 million on a commercial mortgage loan and $5.0 million on a contiguous subordinate loan secured by a multifamily property located in Williston, ND. The loan loss provision was based on the difference between fair value of the underlying collateral, and the carrying value of the loan (prior to the loan loss provision). Fair value of the collateral was determined using a discounted cash flow analysis. The significant unobservable inputs used in determining the collateral value were terminal capitalization rate and discount rate which were 11% and 10%, respectively. We ceased accruing interest associated with the loan and only recognized interest income upon receipt of cash. As of December 31, 2018, the amortized cost of the loan, net of the loan loss provision, was $32.4 million and was assigned a risk rating of 5. During the second quarter of 2019, the remaining underlying collateral was sold resulting in a realized loss of $12.5 million. Consequently, the previously recorded $15.0 million loan loss provision was reversed.
As of December 31, 2019 and 2018, the aggregate loan loss provision was $57.0 million and $37.0 million for commercial mortgage loans and subordinate loans, respectively.

Non-Accrual
On December 31, 2019, the borrower of a $180 million first mortgage predevelopment loan secured by properties in Miami, Florida, ceased paying interest. As of December 1, 2019, we transferred this loan to non-accrual status and will recognize income on a cash basis. The loan was evaluated for potential impairment and we determined that the loan is not impaired. As of December 31, 2019, and 2018 the loan had carrying value of $182.9 million and $222.0 million and was assigned a risk rating of 4 and 3, respectively. The underlying properties are being marketed for sale.

Other Loan and Lending Assets Activity
During the year ended December 31, 2019, we sold a $30.3 million and a $122.3 million (both fully funded at close) subordinate position of our $470.8 million loans for an urban retail property in New York, NY. As of December 31, 2019, our exposure to the property is limited to a $318.1 million mortgage loan. This transaction was evaluated under ASC 860 - Transfers and Servicing and we determined that it qualified as a sale and was accounted for as such.
During the year ended December 31, 2018, we sold a $75.0 million ($17.7 million funded) subordinate position of our $265.0 million loans for the construction of an office campus in Renton, WA. As of December 31, 2019, our exposure to the property is limited to a $190.0 million ($128.0 million funded) mortgage loan. This transaction was evaluated under ASC 860 - Transfers and Servicing and we determined that it qualified as a sale and was accounted for as such.
During the years ended December 31, 2019, 2018 and 2017, we recognized PIK interest of $54.6 million, $43.5 million and $25.2 million, respectively. During the years ended December 31, 2019, 2018 and 2017, we collected PIK of $16.5 million, $75.7 million, and $0.0 million, respectively.
During the years ended December 31, 2019, 2018 and 2017, we recognized pre-payment penalties and accelerated fees of $6.1 million, $2.3 million and $5.4 million, respectively.

We previously held CMBS where we elected the fair value option, which were all sold in 2017 resulting in a net realized loss of $5.5 million.
Our portfolio includes two other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests of $68.3 million as of December 31, 2019. These interests have a weighted average fully-extended maturity of 6.81 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests.
Both interests are accounted for as held-to-maturity and recorded at amortized cost on the consolidated balance sheet. We did not hold any collateral securing our subordinate risk retention interests as of December 31, 2018.
Note 5 – Loan Proceeds Held by Servicer
Loan proceeds held by servicer represents principal payments held by our third-party loan servicer as of the balance sheet date which were remitted to us subsequent to the balance sheet date. Loan proceeds held by servicer were $8.3 million and $1.0 million as of December 31, 2019 and 2018, respectively.
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	December 31, 2019	December 31, 2018
Interest receivable	$35,581	$33,399
Collateral deposited under derivative agreements	17,090	—
Other	45	321
Total	$52,716	$33,720

Note 7 – Secured Debt Arrangements, Net
At December 31, 2019 and 2018, our borrowings had the following secured debt arrangements, maturities and weighted- average interest rates ($ in thousands):

	December 31, 2019 (2)			December 31, 2018
	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Maturity (1)
JPMorgan Facility (USD)	$1,154,109	$1,090,160	June 2024	$1,333,503	$680,141	June 2021
JPMorgan Facility (GBP)	51,702	50,410	June 2024	48,497	48,497	June 2021
JPMorgan Facility (EUR)	94,189	94,189	June 2024	N/A	N/A	N/A
DB Repurchase Facility (USD)	1,250,000	513,876	March 2021	904,181	419,823	March 2021
DB Repurchase Facility (GBP)	N/A	N/A	N/A	150,819	150,819	March 2021
Goldman Facility (USD)	500,000	322,170	November 2021	300,000	210,072	November 2020
CS Facility - USD	226,068	218,644	June 2020	187,117	187,117	June 2019
CS Facility - GBP	93,915	93,915	June 2020	151,773	151,773	June 2019
HSBC Facility - USD	50,625	50,625	October 2020	N/A	N/A	N/A
HSBC Facility - GBP	34,634	34,634	June 2020	48,835	48,835	December 2019
HSBC Facility - EUR	154,037	154,037	January 2021	N/A	N/A	N/A
Barclays Facility (GBP)	538,916	290,347	February 2024	N/A	N/A	N/A
Barclays Facility (EUR)	182,549	182,549	November 2020	N/A	N/A	N/A
Sub-total	4,330,744	3,095,556		3,124,725	1,897,077
less: deferred financing costs	N/A	(17,190)		N/A	(17,555)
Total / Weighted-Average	$4,330,744	$3,078,366		$3,124,725	$1,879,522

———————

(1)	Maturity date assumes extensions at our option are exercised.

(2)	Weighted-average rate as of December 31, 2019 was USD L + 2.07% / GBP L + 1.75% / EUR L + 1.36%.
JPMorgan Facility
In November 2019, through three indirect wholly-owned subsidiaries, we entered into a Sixth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. The JPMorgan Facility allows for $1.3 billion of maximum borrowings (with amounts borrowed in British pounds and Euros converted to U.S. dollars for purposes of calculating availability based on the greater of the spot rate as of the initial financing under the corresponding mortgage loan and the then-current spot rate) and matures in June 2022, plus two one-year extensions available, which are subject to the approval of JPMorgan and certain other conditions. The JPMorgan Facility enables us to elect to receive advances in U.S. Dollars, British pounds, or Euros. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under the JPMorgan Facility.

As of December 31, 2019, we had $1.2 billion (including £38.0 million and €84.0 million assuming conversion into U.S. dollars) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Repurchase Facility
In April 2018, through an indirect wholly-owned subsidiary, we entered into a Second Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch, which was upsized in September 2019, and provides for advances of up to $1.25 billion, and enables us to elect to receive advances in U.S. dollars, British pounds, or Euros. The repurchase facility matures in March 2020, plus a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of December 31, 2019, we had $513.9 million of borrowings outstanding under the DB Repurchase Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA, which was upsized in March 2019 from $300.0 million to $500.0 million and matures in November 2020, plus a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified margin deficit thresholds. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiaries under this facility.
As of December 31, 2019, we had $322.2 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
CS Facility - USD
In July 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - USD matures in June 2020 (or, if earlier, six months after Credit Suisse AG notifies us of their intention to terminate). Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of December 31, 2019, we had $218.6 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
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
As of December 31, 2019, we had $93.9 million (£70.8 million assuming conversion into U.S. dollars) of borrowings outstanding under the CS Facility - GBP secured by one of our commercial mortgage loans.
HSBC Facility - USD
In October 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility is initially scheduled to mature in October 2020 and unless terminated by either party, automatically extends for further periods prior to maturity. Margin calls may occur any time at specified aggregate margin thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of December 31, 2019, we had $50.6 million of borrowings under the HSBC Facility - USD secured by one of our commercial mortgage loans.
HSBC Facility - GBP
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility, which was extended in December 2019, is scheduled to mature in June 2020 and, unless terminated by either party, automatically extends for further periods prior to maturity. Margin calls may occur any time at specified aggregate margin deficit thresholds. We have agreed to provide a guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of December 31, 2019, we had $34.6 million (£26.1 million assuming conversion into U.S. dollars) of borrowings outstanding under the HSBC Facility - GBP secured by one of our commercial mortgage loans.
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
As of December 31, 2019, we had $154.0 million (€137.4 million assuming conversion into U.S. dollars) of borrowings outstanding under the HSBC Facility - EUR secured by one of our commercial mortgage loans.

Barclays Facility
Beginning in October 2019, through an indirect wholly-owned subsidiary, we entered into three secured debt arrangements pursuant to a Global Master Repurchase Agreement with Barclays Bank plc, which provide for single asset financing. The financings mature in November 2020, March 2022, and October 2022 with extension options to match the duration of the corresponding mortgage loans, subject to certain conditions. We have agreed to provide a limited guarantee of the obligations of our indirect wholly-owned subsidiary under this facility.
As of December 31, 2019, we had $472.9 million (£219.0 million and €162.8 million assuming conversion into U.S. dollars) of borrowings outstanding under the Barclays Facility secured by three of our commercial mortgage loans.
At December 31, 2019, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year (1)	1 to 3 years (1)	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$143,841	$251,002	$839,916	$—	$1,234,759
DB Repurchase Facility	32,400	481,476	—	—	513,876
Goldman Facility	—	322,170	—	—	322,170
CS Facility - USD	218,644	—	—	—	218,644
CS Facility - GBP	93,915	—	—	—	93,915
HSBC Facility - USD	50,625	—	—	—	50,625
HSBC Facility - GBP	34,634	—	—	—	34,634
HSBC Facility - EUR	—	154,037	—	—	154,037
Barclays Facility (GBP)	—	—	290,347	—	290,347
Barclays Facility (EUR)	182,549	—	—	—	182,549
Total	$756,608	$1,208,685	$1,130,263	$—	$3,095,556
———————
(1) Assumes underlying assets are financed through the fully extended maturity date of the facility.
The table below summarizes the outstanding balances at December 31, 2019, as well as the maximum and average month-end balances for the year ended December 31, 2019 for our borrowings under secured debt arrangements ($ in thousands).

			For the year ended December 31, 2019
	Balance at December 31, 2019	Amortized Cost of collateral at December 31, 2019	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,234,759	$1,845,400	$1,234,759	$947,400
DB Repurchase Facility	513,876	766,676	757,117	604,067
Goldman Facility	322,170	513,559	324,821	246,318
CS Facility - USD	218,644	308,884	218,644	182,646
CS Facility - GBP	93,915	129,723	150,811	134,694
HSBC Facility - USD	50,625	66,960	50,625	50,625
HSBC Facility - GBP	34,634	49,976	50,784	42,296
HSBC Facility - EUR	154,037	190,780	154,037	151,889
Barclays Facility (GBP)	290,347	738,455	290,347	139,004
Barclays Facility (EUR)	182,549	241,674	182,549	181,159
Total	$3,095,556	$4,852,087

We were in compliance with the covenants under each of our secured debt arrangements at December 31, 2019 and 2018.

Note 8 – Senior Secured Term Loan, Net
In May 2019, we entered into a $500.0 million senior secured term loan. The senior secured term loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The senior secured term loan matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities.
For the year ended December 31, 2019, we repaid $2.5 million of principal related to the senior secured term loan. The outstanding principal balance as of December 31, 2019 was $497.5 million. As of December 31, 2019, the senior secured term loan had a carrying value of $488.0 million net of deferred financing costs of $7.3 million and an unamortized discount of $2.2 million.
Covenants
The senior secured term loan includes the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
We were in compliance with the covenants under the senior secured term loan at December 31, 2019.
Interest Rate Swap
In connection with the senior secured term loan, we entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the senior secured term loan at 4.87%.

Note 9 – Convertible Senior Notes, Net
In two separate offerings during 2014, we issued an aggregate principal amount of $254.8 million of 2019 Notes, for which we received $248.6 million, after deducting the underwriting discount offering expenses. The 2019 Notes were exchanged or converted for shares of our common stock and cash as follows:
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
During the year ended December 31, 2018, we recorded a loss on early extinguishment of debt of $2.6 million in connection with the exchange and conversions of the 2019 Notes. This includes fees and accelerated amortization of capitalized costs. There was no such loss related to the 2019 Notes during the year ended December 31, 2019 and 2017.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of the 2022 Notes, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At December 31, 2019, the 2022 Notes had a carrying value of $337.8 million and an unamortized discount of $7.2 million.
During the fourth quarter of 2018, we issued an aggregate principal amount of $230.0 million of 2023 Notes, for which we received $223.7 million, after deducting the underwriting discount and offering expenses. At December 31, 2019, the 2023 Notes had a carrying value of $223.8 million and an unamortized discount of $6.2 million.
The following table summarizes the terms of the Notes ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	2.65 years
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	3.79 years
Total	$575,000

———————

(1)	Effective rate includes the effect of the adjustment for the conversion option (See endnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

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

We may not redeem the Notes prior to maturity except in limited circumstances. The closing price of our common stock on December 31, 2019 of $18.29 was less than the per share conversion price of the Notes.
In accordance with ASC 470 - Debt, the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates. As a result, we attributed approximately $15.4 million of the proceeds to the equity component of the Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in the consolidated balance sheet as of December 31, 2019. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $29.1 million, $28.2 million and $18.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $6.0 million, $7.1 million, and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 10 – Derivatives, Net
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars.
We have entered into a series of forward contracts to sell an amount of foreign currency (GBP and EUR) for an agreed upon amount of U.S. dollars at various dates through December 2024. These forward contracts were executed to economically fix the U.S. dollar amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.
The following table summarizes our non-designated foreign exchange forwards and our interest rate swap as of December 31, 2019:

Type of Derivative	December 31, 2019
	Number of Contracts	Aggregate Notional Amount (in Thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx Contracts - GBP	156	735,349	GBP	January 2020 - December 2024	1.49
Fx Contracts - EUR	44	168,879	EUR	February 2020 - August 2024	3.22
Interest Rate Swap	1	500,000	USD	May 2026	6.37
The following table summarizes our non-designated Fx forwards as of December 31, 2018:

Type of Derivative	December 31, 2018
	Number of Contracts	Aggregate Notional Amount (in Thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx Contracts - GBP	43	270,161	GBP	January 2019 - November 2020	0.69

We have not designated any of our derivative instruments as hedges as defined in ASC 815 "Derivatives and Hedging"

and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the consolidated statements of operations related to our derivatives for the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

		Amount of gain (loss) recognized in income
	Location of Gain (Loss) Recognized in Income	2019	2018	2017
Forward currency contracts	Gain (loss) on derivative instruments - unrealized	$(28,576)	$29,345	$(11,527)
Forward currency contracts	Gain (loss) on derivative instruments - realized	14,151	9,713	(7,657)
Interest rate caps (1)	Gain on derivative instruments - unrealized	—	—	4
Sub-total		$(14,425)	$39,058	$(19,180)

Forward currency contracts	Loss from unconsolidated joint venture	—	—	(587)
Total		$(14,425)	$39,058	$(19,767)

———————

(1)	With a notional amount of $0.0 million, $34.9 million, and $40.2 million at December 31, 2019, 2018, and 2017, respectively.

In connection with our senior secured term loan, we entered into an interest rate swap to fix LIBOR at 2.12% or an all-in interest rate of 4.87%. We use our interest rate swap to manage exposure to variable cash flows on our borrowings under our senior secured term loan. Our interest rate swap allows us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. Gains or losses related to the interest rate swap are recorded net under interest expense in our consolidated statement of operations.

		Amount of loss recognized in income
	Location of Loss Recognized in Income	2019	2018	2017
Interest rate swap (1)	Unrealized loss on interest rate swap	$(14,470)	$—	$—
———————

(1)	With a notional amount of $500.0 million, $0.0 million, and $0.0 million at December 31, 2019, 2018, and 2017, respectively.

The following table summarizes the gross asset and liability amounts related to our derivatives at December 31, 2019 and 2018 ($ in thousands).

	December 31, 2019			December 31, 2018
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Interest rate swap	$(14,470)	$—	$(14,470)	$—	$—	$—
Forward currency contracts	(12,687)	7,811	(4,876)	23,753	(53)	23,700
Total derivative instruments	$(27,157)	$7,811	$(19,346)	$23,753	$(53)	$23,700

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	December 31, 2019	December 31, 2018
Accrued dividends payable	$74,771	$69,033
Accrued interest payable	16,089	14,208
Accounts payable and other liabilities	6,922	1,505
Collateral deposited under derivative agreements	2,930	20,000
Total	$100,712	$104,746

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
The current term of the Management Agreement will expire on September 29, 2020, and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by our independent directors in February 2020, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.
For 2019, 2018, and 2017, we incurred approximately $40.7 million, $36.4 million, and $31.7 million, respectively, in base management fees under the Management Agreement.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us.
For 2019, 2018, and 2017, we paid expenses totaling $3.6 million, $3.1 million, and $2.6 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective consolidated statement of operations expense category or the consolidated balance sheet based on the nature of the item.
Included in payable to related party on the consolidated balance sheet at December 31, 2019 and 2018 are approximately $10.4 million and $9.8 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
Unconsolidated Joint Venture
In September 2014, we, through a wholly owned subsidiary, acquired a 59% ownership interest in Champ Limited Partnership, a financial services company ("Champ LP").
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

In May 2017, we sold our remaining ownership interest in Champ LP to unaffiliated third parties for €21.8 million or $24.5 million, resulting in a loss of $3.3 million. We have had no interest in Champ LP since December 2017.
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
In December 2019, we sold $30.3 million and $122.3 million in mezzanine loans secured by an urban retail property to two funds managed by an affiliate of the Manager, that were originated by us in August 2019. This transaction was evaluated under ASC 860 - Transfers and Servicing, and we determined that it qualifies as a sale and accounted for as such (see "Note 4 -Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net"). We recorded no gain or loss related to this sale.
Senior Secured Term Loan
In May 2019, Apollo Global Funding, LLC, an affiliate of the Manager, served as one of the five arrangers for the issuance of our senior secured term loan and received $0.6 million of arrangement fees.

Note 13 – Share-Based Payments
On September 23, 2009, our board of directors approved the Apollo Commercial Real Estate Finance, Inc., 2009 Equity Incentive Plan and on April 16, 2019, our board of directors approved the Amended and Restated Apollo Commercial Real Estate Finance, Inc. 2019 Equity Incentive Plan, which amended and restated the 2009 LTIP. Following the approval of the 2019 LTIP by our stockholders at our 2019 annual meeting of stockholders on June 12, 2019, no additional awards will be granted under the 2009 LTIP and all outstanding awards granted under the 2009 LTIP remain in effect in accordance with the terms in the 2009 LTIP.
The 2019 LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 7,000,000 shares of our common stock. The LTIPs are administered by the Compensation Committee of our board of directors and all grants under the LTIPs must be approved by the Compensation Committee.
We recognized stock-based compensation expense of $15.9 million, $13.6 million, and $13.3 million during 2019, 2018 and 2017, respectively, related to restricted stock and RSU vesting. We adopted ASU 2018-07 on January 1, 2019 and the stock-based compensation expense for grants before the adoption of ASU 2018-07 is based on the closing price of our common stock of $16.66 on December 31, 2018, which was the last business day before we adopted ASU 2018-07. Refer to "Note 2 - Summary of Significant Accounting Policies" for further discussion on our adoption of ASU 2018-07.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during 2019, 2018 and 2017:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in thousands)
Outstanding at December 31, 2016	150,110	1,703,775
Grant	27,700	912,916	17,496
Vested	(72,249)	(938,541)	N/A
Forfeiture	—	(45,404)	N/A
Outstanding at December 31, 2017	105,561	1,632,746
Grant	28,070	1,006,800	19,148
Vested	(67,934)	(739,388)	N/A
Forfeiture	—	(47,201)	N/A
Outstanding at December 31, 2018	65,697	1,852,957
Grant	27,245	1,069,202	20,483
Vested	(67,586)	(877,261)	N/A
Forfeiture	—	(37,543)	N/A
Outstanding at December 31,2019	25,356	2,007,355

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2019:

Vesting Year	Restricted Stock	RSU	Total Awards
2020	25,356	964,829	990,185
2021	—	686,126	686,126
2022	—	356,400	356,400
Total	25,356	2,007,355	2,032,711

At December 31, 2019, we had unrecognized compensation expense of approximately $35.1 million and $0.1 million, respectively, related to the vesting of RSUs and restricted stock awards noted in the table above.

RSU Deliveries
During 2019, 2018 and 2017, we delivered 433,585, 378,855 and 200,859 shares of common stock, respectively, for 730,980, 741,210 and 938,541 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the consolidated statement of changes in stockholders' equity. The adjustments were $5.0 million, $4.8 million and $2.3 million in 2019, 2018 and 2017, respectively.

Note 14 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2019, 153,537,296 shares of common stock were issued and outstanding, and 6,770,393 shares of Series B Preferred Stock were issued and outstanding.
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
Dividends. During 2019, 2018 and 2017, we declared the following dividends:

Dividend declared per share of:	2019	2018	2017
Common Stock (1)	$1.84	$1.84	$1.84
Series A Preferred Stock (2)	N/A	N/A	1.19
Series B Preferred Stock	2.00	2.00	2.00
Series C Preferred Stock (3)	0.72	2.00	2.00

———————

(1)
As our aggregate 2019 distributions exceeded our earnings and profits, $0.46 of the January 2020 distribution declared in the fourth quarter of 2019 are payable to common stockholders of record as of December 31, 2019 will be treated as a 2020 distribution for U.S. federal income tax purposes.

(2)	The Series A Preferred Stock shares were redeemed in full in August 2017.

(3)	The Series C Preferred Stock shares were redeemed in full in June 2019.
Common Stock Offerings. During the second quarter of 2019, we completed a follow-on public offering of 17,250,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $18.27 per share. The aggregate net proceeds from the offering were $314.8 million after deducting offering expenses. During the first quarter of 2018, we completed a follow-on public offering of 15,525,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares at a price of $17.77 per share. The aggregate net proceeds from the offering were $275.9 million after deducting offering expenses.
During the first quarter of 2019, we issued 1,967,361 shares of our common stock, at a per share conversion price of $17.17, related to conversions of the 2019 Notes, the remainder of which matured on March 15, 2019. We recorded a $33.8 million increase in additional paid in capital in the consolidated statement of changes in stockholders' equity. Refer to "Note 9 - Convertible Senior Notes, Net" for a further discussion on the conversions of the 2019 Notes.
During 2018, we issued 10,828,475 shares of our common stock related to exchanges and conversions of the 2019 Notes. Refer to "Note 9 - Convertible Senior Notes, Net" for a further discussion on the exchanges and conversions of the 2019 Notes.
During the second quarter of 2017, we completed a follow-on public offering of 13,800,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $18.05 per share. The aggregate net proceeds from the offering were $248.9 million after deducting estimated offering expenses.
Note 15 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No. 653251/2018) in New York Supreme Court.  The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project.  The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019.  Plaintiffs filed a timely notice of appeal on December 6, 2019 but have not yet filed their appellate brief.  We believe the claims are without merit and plan to vigorously defend the case on appeal. We do not believe this will have a material adverse effect on our consolidated financial statements.

Loan Commitments. As described in "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net," at December 31, 2019, we had $2.0 billion of unfunded commitments related to our commercial mortgage and subordinate loan portfolios.

Note 16 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$452,282	$452,282	$109,806	$109,806
Commercial mortgage loans, net	5,326,967	5,380,693	3,878,981	3,894,947
Subordinate loans and other lending assets, net (1)	1,048,126	1,050,961	1,048,612	1,047,854
Secured debt arrangements, net	(3,078,366)	(3,078,366)	(1,897,077)	(1,897,077)
Senior secured term loan, net	(487,961)	(499,988)	—	—
2019 Notes	—	—	(34,278)	(35,276)
2022 Notes	(337,755)	(348,060)	(335,291)	(326,025)
2023 Notes	(223,818)	(234,600)	(222,431)	(221,964)

———————

(1)
As of December 31, 2019 includes subordinate risk retention interests in securitization vehicles with an estimated fair value that approximates their carrying values. We did not hold any such instruments as of December 31, 2018.

To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. Estimates of fair value for cash and cash equivalents, convertible senior notes, net and senior secured term loan, net are measured using observable Level I inputs as defined in "Note 3 - Fair Value Disclosure." Estimates of fair value for all other financial instruments in the table above are measured using significant estimates, or unobservable Level III inputs as defined in "Note 3 - Fair Value Disclosure."
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

The table below presents the computation of basic and diluted net income per share of common stock for the years ended December 31, 2019, 2018, and 2017 ($ in thousands except per share data):

	For the year ended
	2019	2018	2017
Basic Earnings
Net income	$230,174	$219,986	$193,031
Less: Preferred dividends	(18,525)	(27,340)	(36,761)
Net income available to common stockholders	$211,649	$192,646	$156,270
Less: Dividends on participating securities	(3,867)	(3,405)	(2,913)
Basic Earnings	$207,782	$189,241	$153,357

Diluted Earnings
Net income	$230,174	$219,986	$193,031
Less: Preferred dividends	(18,525)	(27,340)	(36,761)
Net income available to common stockholders	$211,649	$192,646	$156,270

Add: Interest expense on Notes	35,173	34,779	N/A
Diluted Earnings	$246,822	$227,425	$156,270

Number of Shares:
Basic weighted-average shares of common stock outstanding	146,881,231	124,147,073	99,859,153
Diluted weighted-average shares of common stock outstanding	175,794,896	153,821,515	101,232,610

Earnings Per Share Attributable to common stockholders
Basic	$1.41	$1.52	$1.54
Diluted	$1.40	$1.48	$1.54

Prior to the three months ended September 30, 2018, we asserted our intent and ability to settle the principal amount of the Notes in cash and, as a result, the Notes did not have any impact on our diluted earnings per share. As of September 30, 2018, we no longer asserted our intent to fully settle the principal amount of the Notes in cash upon conversion. Accordingly, the dilutive effect to earnings per share for the current year periods is determined using the "if-converted" method whereby interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the years ended December 31, 2019 and 2018, 28,913,665 and 29,674,442 weighted-average potentially issuable shares with respect to the Notes, respectively, were included in the dilutive earnings per share denominator. Refer to "Note 9 - Convertible Senior Notes, Net" for further discussion.
For the years ended December 31, 2019, 2018, and 2017, 1,836,210, 1,612,676 and 1,373,457 weighted-average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Note 18 – Summarized Quarterly Results (Unaudited)

($ in thousands except per share data)

	March 31,		June 30,		September 30,		December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Net interest income:
Interest income from commercial mortgage loans	$78,286	$52,114	$77,458	$65,141	$81,136	$71,179	$85,595	$75,275
Interest income from subordinate loans and other lending assets	40,839	33,853	41,043	34,075	43,421	37,308	39,630	34,944
Interest expense	(36,295)	(22,740)	(33,511)	(28,437)	(39,341)	(31,007)	(43,779)	(32,413)
Net interest income	82,830	63,227	84,990	70,779	85,216	77,480	81,446	77,806
Operating expenses:
General and administrative expenses	(6,151)	(4,998)	(6,574)	(5,652)	(5,839)	(5,843)	(5,533)	(3,977)
Management fees to related party	(9,613)	(8,092)	(10,259)	(9,013)	(10,434)	(9,515)	(10,428)	(9,804)
Total operating expenses	(15,764)	(13,090)	(16,833)	(14,665)	(16,273)	(15,358)	(15,961)	(13,781)
Other income	518	203	484	343	429	427	682	465
Reversal of (provision for) loan losses and impairments	—	—	15,000	(5,000)	(35,000)	—	—	(15,000)
Realized loss on investments	—	—	(12,513)	—	—	—	—	—
Foreign currency gain (loss)	6,894	10,125	(7,777)	(29,649)	(19,129)	(4,050)	39,830	(6,761)
Loss on early extinguishment of debt	—	—	—	—	—	(2,573)	—	—
Gain (loss) on foreign currency forwards	(6,720)	(11,032)	11,186	33,538	24,153	6,291	(43,044)	10,261
Gain (loss) on interest rate swap	—	—	(13,113)	—	(10,307)	—	8,950	—
Net income	$67,758	$49,433	$61,424	$55,346	$29,089	$62,217	$71,903	$52,990
Preferred dividends	(6,835)	(6,835)	(4,919)	(6,834)	(3,385)	(6,836)	(3,386)	(6,835)
Net income available to common stockholders	$60,923	$42,598	$56,505	$48,512	$25,704	$55,381	$68,517	$46,155
Net income per share of common stock:
Basic	$0.45	$0.38	$0.38	$0.39	$0.16	$0.42	$0.44	$0.34
Diluted	$0.43	$0.38	$0.37	$0.39	$0.16	$0.40	$0.42	$0.34
Basic weighted-average shares of common stock outstanding	134,607,107	110,211,853	145,567,963	123,019,993	153,531,678	129,188,343	153,537,074	133,852,915
Diluted weighted-average shares of common stock outstanding	164,683,086	111,871,429	174,101,234	124,629,317	153,531,678	153,918,435	182,070,345	163,900,633
Dividend declared per share of common stock	$0.46	$0.46	$0.46	$0.46	$0.46	$0.46	$0.46	$0.46

Note 19 – Subsequent Events
Investment activity.  Subsequent to December 31, 2019, we committed capital of $560.9 million ($438.6 million of which was funded at closing) of first mortgage loans.
In addition, we funded approximately $49.2 million for loans closed prior to the quarter.
Loan Repayments. Subsequent to December 31, 2019, we received approximately $191.7 million from loan repayments.

Apollo Commercial Real Estate Finance, Inc.
Schedule IV — Mortgage Loans on Real Estate
As of December 31, 2019
($ in thousands)

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Carrying Value	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Commercial mortgage loans individually >3%
Loan A		Urban Retail/United Kingdom	4.96%	Dec 2023	Principal and Interest	$331,425	$328,145	—
Loan B		Urban Retail/Manhattan, NY	4.75%	Sep 2024	Interest Only	318,106	315,561	—
Loan C		Hotel/Spain	3.00%	Aug 2024	Interest Only	244,321	241,674	—
Loan D		Healthcare/United Kingdom	4.56%	Oct 2024	Principal and Interest	229,183	226,761	—
Loan E		Industrial/Brooklyn, NY	5.95%	Feb 2024	Interest Only	197,000	195,940	—

Commercial mortgage loans individually <3%
First Mortgage	46	Hotel, Office, Multifamily, Residential-for-sale: inventory, Urban Predevelopment, Residential-for-sale: construction, Retail Center, Mixed Use/Various	0.0% - 9.2%	2020-2026	Principal and Interest / Interest Only	4,102,073	4,018,886	—
Total Commercial mortgage loans						$5,422,108	$5,326,967	—

Subordinate loans and other lending assets individually >3%
Loan F		Residential-for-sale: construction/Manhattan, NY	17.22%	Feb 2021	Interest Only	206,624	209,582	—

Subordinate loans and other lending assets individually <3%
Subordinate Mortgage and other lending assets	20	Residential-for-sale: construction, Hotel, Multifamily, Healthcare, Mixed Use, Residential-for-sale: inventory, Industrial, Office/Various	7.0% - 19.2%	2020-2028	Principal and Interest / Interest Only	839,110	838,544	—
Total Subordinate loans and other lending assets(3)						$1,045,734	$1,048,126	—

Total loans (4)						$6,467,842	$6,375,093	—

 ———————

(1)	Assumes applicable benchmark rate as of December 31, 2019 for all floating rate loans

(2)	Assumes all extension options are exercised.

(3)	Subject to prior liens of approximately $4.3 billion.

(4)	The aggregate cost for U.S. federal income tax purposes is $6.4 billion.

The following table summarizes the changes in the carrying amounts of our loan investment portfolio during 2019 and 2018 ($ in thousands):

	Year Ended	Year Ended
Reconciliation of Carrying Amount of Loans	December 31, 2019	December 31, 2018
Balance at beginning of year	$4,927,593	$3,679,758
Loan fundings (1)	3,435,457	2,350,865
Loan repayments (2)	(2,037,322)	(1,066,843)
Gain (loss) on foreign currency translation	43,649	(51,013)
Realized loss on investment, net of provision for loan loss reversal (3)	2,487	—
Provision for loan losses (4)	(35,000)	(20,000)
Deferred Fees	(46,275)	(34,066)
PIK interest, amortization of fees and other items (5)	84,504	68,892
Balance at the close of year	$6,375,093	$4,927,593
 ———————

(1)	During the year ended December 31, 2018, $34.6 million was purchased from a fund managed by an affiliate of the Manager.

(2)	During the year ended December 31, 2019, we sold $152.6 million in mezzanine loans secured by an urban retail property to two funds managed by an affiliate of the Manager.

(3)
During the second quarter of 2019, the underlying collateral on a commercial mortgage loan and a contiguous subordinate loan secured by a multifamily property located in Williston, ND was sold resulting in a realized loss of $12.5 million. Consequently, the previously recorded $15.0 million loan loss provision was reversed.

(4)
During the year ended December 31, 2019, we recorded $35.0 million for provision for loan losses and impairments, comprised of a (i) $32.0 million loan loss provision recorded against a commercial mortgage loan secured by a retail center located in Cincinnati, OH, and (ii) $3.0 million loan loss provision recorded against a commercial mortgage loan secured by a fully-built, for-sale residential condominium units located in Bethesda, MD. During the year ended December 31, 2018, we recorded $20.0 million for provision for loan losses and impairments, comprised of a (i) $15.0 million and (ii) $5.0 million loan loss provision against the same loans as in 2019, respectively.

(5)
Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses, as well as $1.4 million in cost recovery proceeds from a commercial mortgage loan secured by a retail center in Cincinnati, OH.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appear on pages 53 and 55 of this annual report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders to be held on or about June 2, 2020 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2019.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 11.	Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The tables on equity compensation plan information and beneficial ownership of our securities required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 14.	Principal Accountant Fees and Services.
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
Documents filed as a part of the report.

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:
Our consolidated financial statements and the related schedule, together with the independent registered public accounting firm's report thereon, are set forth on pages 53 through 86 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8. "Financial Statements and Supplementary Data" filed herewithin, for a list of financial statements.

(2) Financial Statement Schedule:
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2019.

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

4.5
Third Supplemental Indenture, dated as of October 5, 2018 between the Registrant and Wells Fargo Bank, National Association, as Trustee (including the form of 5.375% Convertible Senior Notes due 2023), incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on October 5, 2018 (File No.: 001-34452).

4.6*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

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

10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant's Form S-11, as amended (Registration No. 333-160533).

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 5, 2015.

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

10.10
Apollo Commercial Real Estate Finance, Inc. 2019 Equity Incentive Plan, as amended and restated, incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 filed on July 15, 2019 (File No. 333-232660).

10.11	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-8 filed on July 15, 2019 (File No. 333-232660).

10.12	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 4.5 of the Registrant’s Form S-8 filed on July 15, 2019 (File No. 333-232660).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith.

Item 16.	Form 10-K Summary.

Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

February 13, 2020	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 13, 2020	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein President, Chief Executive Officer and Director (Principal Executive Officer)

February 13, 2020	By:	/s/ Jai Agarwal
Jai Agarwal Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

February 13, 2020	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 13, 2020	By:	/s/ Robert A. Kasdin
Robert A. Kasdin Director

February 13, 2020	By:	/s/ Cindy Z. Michel
Cindy Z. Michel Director

February 13, 2020	By:	/s/ Eric L. Press
Eric L. Press Director

February 13, 2020	By:	/s/ Scott S. Prince
Scott S. Prince Director

February 13, 2020	By:	/s/ Michael E. Salvati
Michael E. Salvati Director