Form 10-Q
period 2020-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2020-05-07
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
As of May 6, 2020, there were 153,822,782 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$582,138	$452,282
Commercial mortgage loans, net(1)(2)	5,413,627	5,326,967
Subordinate loans and other lending assets, net(2)	1,016,991	1,048,126
Other assets	103,869	52,716
Derivative assets, net	57,561	—
Loan proceeds held by servicer	—	8,272
Total Assets	$7,174,186	$6,888,363
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $16,917 and $17,190 in 2020 and 2019, respectively)	$3,539,925	$3,078,366
Convertible senior notes, net	562,571	561,573
Senior secured term loan, net (net of deferred financing costs of $6,960 and $7,277 in 2020 and 2019, respectively)	487,117	487,961
Accounts payable, accrued expenses and other liabilities(3)	123,376	100,712
Derivative liabilities	50,018	19,346
Payable to related party	10,268	10,430
Total Liabilities	4,773,275	4,258,388
Commitments and Contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series B preferred stock, 6,770,393 shares issued and outstanding ($169,260 liquidation preference)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 153,740,547 and 153,537,296 shares issued and outstanding in 2020 and 2019, respectively	1,537	1,535
Additional paid-in-capital	2,820,643	2,825,317
Accumulated deficit	(421,337)	(196,945)
Total Stockholders’ Equity	2,400,911	2,629,975
Total Liabilities and Stockholders’ Equity	$7,174,186	$6,888,363
———————
(1) Includes $5,282,741 and $4,852,087 pledged as collateral under secured debt arrangements in 2020 and 2019, respectively

(2) Net of $265,254 CECL Allowances in 2020, comprised of $206,981 Specific CECL Allowance and $58,273 General CECL Allowance. Net of $56,981 provision for loan loss in 2019.

(3) Includes $6,059 of General CECL Allowance related to unfunded commitments on our loans in 2020.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended March 31,
	2020	2019
Net interest income:
Interest income from commercial mortgage loans	$81,855	$78,286
Interest income from subordinate loans and other lending assets	34,018	40,839
Interest expense	(41,205)	(36,295)
Net interest income	74,668	82,830
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,263 and $3,901 in 2020 and 2019, respectively)	(6,531)	(6,151)
Management fees to related party	(10,268)	(9,613)
Total operating expenses	(16,799)	(15,764)
Other income	760	518
Provision for loan losses(1)	(183,465)	—
Foreign currency gain (loss)	(37,949)	6,894
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $62,436 and ($14,985) in 2020 and 2019, respectively)	70,491	(6,720)
Unrealized loss on interest rate swap	(35,548)	—
Net income (loss)	$(127,842)	$67,758
Preferred dividends	(3,385)	(6,835)
Net income (loss) available to common stockholders	$(131,227)	$60,923
Net income (loss) per share of common stock:
Basic	$(0.86)	$0.45
Diluted	$(0.86)	$0.43
Basic weighted-average shares of common stock outstanding	153,948,191	134,607,107
Diluted weighted-average shares of common stock outstanding	153,948,191	164,683,086
Dividend declared per share of common stock	$0.40	$0.46
———————
(1) Comprised of $150,000 Specific CECL Allowance and $33,465 General CECL Allowance.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2020	6,770,393	$68	153,537,296	$1,535	$2,825,317	$(196,945)	$2,629,975
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	(30,867)	(30,867)
Capital increase (decrease) related to Equity Incentive Plan	—	—	503,251	5	(2,236)	—	(2,231)
Repurchase of common stock	—	—	(300,000)	(3)	(2,438)	—	(2,441)
Net loss	—	—	—	—	—	(127,842)	(127,842)
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.40 per share	—	—	—	—	—	(62,298)	(62,298)
Balance at March 31, 2020	6,770,393	$68	153,740,547	$1,537	$2,820,643	$(421,337)	$2,400,911

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2019	13,670,393	$137	133,853,565	$1,339	$2,638,441	$(130,170)	$2,509,747
Capital increase (decrease) related to Equity Incentive Plan	—	—	433,426	4	(1,099)	—	(1,095)
Conversions of convertible senior notes for common stock	—	—	1,967,361	20	33,758	—	33,778
Net income	—	—	—	—	—	67,758	67,758
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(6,835)	(6,835)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(63,529)	(63,529)
Balance at March 31, 2019	13,670,393	$137	136,254,352	$1,363	$2,671,100	$(132,776)	$2,539,824

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the three months ended March 31,
	2020	2019
Cash flows provided by operating activities:
Net income (loss)	$(127,842)	$67,758
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium and PIK	(18,270)	(19,611)
Amortization of deferred financing costs	3,312	3,461
Equity-based compensation	4,263	(1,095)
Provision for loan losses	183,465	—
Foreign currency (gain) loss	42,108	(5,828)
Unrealized (gain) loss on derivative instruments	(26,888)	14,985
Changes in operating assets and liabilities:
Other assets	(6,696)	(2,898)
Accounts payable, accrued expenses and other liabilities	807	620
Payable to related party	(162)	(191)
Net cash provided by operating activities	54,097	57,201
Cash flows used in investing activities:
New funding of commercial mortgage loans	(439,936)	(197,000)
Add-on funding of commercial mortgage loans	(99,768)	(105,452)
New funding of subordinate loans and other lending assets	—	(244,844)
Add-on funding of subordinate loans and other lending assets	(18,753)	(4,879)
Proceeds received from the repayment and sale of commercial mortgage loans	221,972	191,317
Proceeds received from the repayment of subordinate loans and other lending assets	842	130,010
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	5,445	6,069
Increase (Decrease) in collateral held related to derivative contracts, net	7,070	(18,180)
Net cash (used in) provided by investing activities	(323,128)	(242,959)
Cash flows from financing activities:
Repurchase of common stock	(2,441)	—
Proceeds from secured debt arrangements	1,357,442	412,434
Repayments of secured debt arrangements	(844,051)	(156,747)
Repayments of senior secured term loan principal	(1,250)	—
Exchanges of convertible senior notes	—	(704)
Payment of deferred financing costs	(2,722)	(91)
Collateral deposited under secured debt arrangements	(26,262)	—
Other financing activities	(6,494)	—
Dividends on common stock	(71,950)	(62,762)
Dividends on preferred stock	(3,385)	(6,835)
Net cash (used in) provided by financing activities	398,887	185,295
Net increase in cash and cash equivalents	129,856	(463)
Cash and cash equivalents, beginning of period	452,282	109,806
Cash and cash equivalents, end of period	$582,138	$109,343
Supplemental disclosure of cash flow information:
Interest paid	$36,979	$32,428
Supplemental disclosure of non-cash financing activities:
Exchange of convertible senior notes for common stock	$—	$33,778
Dividend declared, not yet paid	$65,684	$70,364
Deferred financing costs, not yet paid	$5,193	$3,643
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant estimates include loan loss allowances. Actual results could differ from those estimates.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Risks and Uncertainties
During the first quarter of 2020, there was a global outbreak of a novel coronavirus ("COVID-19"), which was declared by the World Health Organization as a pandemic. In response to COVID-19, the United States and numerous other countries have declared national emergencies, which has led to large scale quarantines as well as restrictions to business deemed non-essential. These responses to COVID-19 have disrupted economic activities and could have a continued significant adverse effect on economic and market conditions. As we are still in the midst of the COVID-19 pandemic we are not in a position to estimate the ultimate impact this will have on our business and the economy as a whole. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of March 31, 2020. The uncertainty surrounding COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
Current Expected Credit Losses ("CECL")
In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which we refer to as the "CECL Standard." This update has changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaced the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost. The CECL Standard requires entities to record allowances for held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. We continue to record loan specific allowances as a practical expedient under the CECL Standard ("Specific CECL Allowance"), which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. In addition, we now record a general allowance in accordance with the CECL Standard on the remainder of the loan portfolio ("General CECL Allowance", and together with the Specific CECL Allowance, "CECL Allowances") on a collective basis by assets with similar risk characteristics.
The CECL Standard requires us to record an allowance for credit losses that are deducted from the carrying amount of our loan portfolio to present the net carrying value at the amounts expected to be collected on the assets. We adopted the CECL Standard through a cumulative-effect adjustment to retained earnings on January 1, 2020. Subsequent changes to the General CECL Allowance are recognized through net income (loss) on our consolidated statement of operations.
The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The FASB recognizes what is known as the weighted average remaining maturity ("WARM") method as an acceptable approach for computing current expected credit losses. We have adopted the WARM method to comply with the CECL Standard in determining a General CECL Allowance for a majority of our portfolio. In the future, we may use other acceptable methods, such as a probability-of-default/loss-given-default method. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a Specific CECL Allowance.
In accordance with the WARM method, an annual historical loss rate is applied to the amortized cost of an asset or pool of assets over the remaining expected life. The WARM method requires consideration of the timing of expected future fundings of existing commitments and repayments over each asset’s remaining life. An annual loss factor, adjusted for macroeconomic estimates, is applied over each subsequent period and aggregated to arrive at the General CECL Allowance.
In determining the General CECL Allowance, we considered various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and satisfactions, (iii) expected future funding, (iv) capital subordinate to us when we are the senior lender, (v) capital senior to us when we are the subordinate lender, and (vi) our current and future view of the macroeconomic environment. The standard requires the use of significant judgment to arrive at an estimated credit loss. There is significant uncertainty related to future macroeconomic conditions as the result of COVID-19.
We derived an annual historical loss rate based on a commercial mortgage backed securities database with historical losses from 1998 to the first quarter of 2020 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year.
The General CECL Allowance on subordinate loans is calculated by incorporating both the loan balance of the position(s) of the structurally senior third-party lender(s) and the balance of our subordinate loan. The subordinate loan, by virtue of being the first loss position, is required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage allowance attributable to the subordinate loan. The General CECL Allowance on unfunded loan commitments is time-weighted based on our expected commitment to fund such obligations. The General CECL Allowance on unfunded commitments is recorded as a liability on the condensed consolidated balance sheet within accounts payable, accrued expenses, and other liabilities. At adoption, the General CECL Allowance was $30.9 million and was recorded in the condensed consolidated statement of changes in stockholders’ equity.
Refer to Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets for further information regarding CECL.
Note 3 – Fair Value Disclosure
GAAP establishes a hierarchy of valuation techniques based on the observability of the inputs utilized in measuring financial instruments at fair values. Market-based or observable inputs are the preferred source of values, followed by valuation models using management's assumptions in the absence of market-based or observable inputs. The three levels of the hierarchy as noted in ASC 820 "Fair Value Measurements and Disclosures" are described below:
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
While we anticipate that our valuation methods will be appropriate and consistent with valuation methods used by other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.
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
The following table summarizes the levels in the fair value hierarchy into which our derivative assets were categorized as of March 31, 2020 and December 31, 2019 ($ in thousands):

	Fair Value as of March 31, 2020				Fair Value as of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Foreign currency forward, net	$—	$57,561	$—	$57,561	$—	$—	$—	$—

The following table summarizes the levels in the fair value hierarchy into which our derivative liabilities were categorized as of March 31, 2020 and December 31, 2019 ($ in thousands):

	Fair Value as of March 31, 2020				Fair Value as of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Foreign currency forward, net	$—	$—	$—	$—	$—	$(4,876)	$—	$(4,876)
Interest rate swap liability	—	(50,018)	—	(50,018)	—	(14,470)	—	(14,470)
Total financial instrument liabilities	$—	$(50,018)	$—	$(50,018)	$—	$(19,346)	$—	$(19,346)

Note 4 – Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at March 31, 2020 and December 31, 2019 ($ in thousands):

Loan Type	March 31, 2020	December 31, 2019
Commercial mortgage loans, net (1)	$5,413,627	$5,326,967
Subordinate loans and other lending assets, net	1,016,991	1,048,126
Total	$6,430,618	$6,375,093

  ———————

(1)	Includes $117.8 million and $126.7 million in 2020 and 2019, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 95% floating rate loans, based on amortized cost, as of March 31, 2020 and December 31, 2019, respectively.

Activity relating to our loan portfolio, for the three months ended March 31, 2020, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Provision for Loan Loss	Carrying Value
December 31, 2019	$6,467,842	$(35,768)	$(56,981)	$6,375,093
New loan fundings	439,936	—	—	439,936
Add-on loan fundings (2)	118,521	—	—	118,521

Loan repayments and sales	(210,745)	—	—	(210,745)
Gain (loss) on foreign currency translation	(99,009)	1,428	—	(97,581)
Specific CECL Allowance	—	—	(150,000)	(150,000)
Deferred fees	—	(5,053)	—	(5,053)
PIK interest and amortization of fees	12,008	6,712	—	18,720
March 31, 2020	$6,728,553	$(32,681)	$(206,981)	$6,488,891
General CECL Allowance (3)				(58,273)
Carrying value net, as of March 31, 2020				6,430,618
———————

(1)	Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses.

(2)	Represents fundings for loans closed prior to 2020.

(3)
$6.1 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under Accounts Payable, Accrued Expenses and Other Liabilities in the condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	March 31, 2020	December 31, 2019
Number of loans	75	72
Principal balance	$6,728,553	$6,467,842
Carrying value	$6,430,618	$6,375,093
Unfunded loan commitments (1)	$1,822,967	$1,952,887
Weighted-average cash coupon (2)	6.0%	6.5%
Weighted-average remaining fully-extended term (3)	3.3 years	3.3 years
Weighted-average expected term (4)	2.2 years	1.8 years
  ———————

(1)
Unfunded loan commitments are funded to finance construction costs, tenant improvements, leasing commissions, or carrying costs. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.

(2)
For floating rate loans, based on applicable benchmark rates as of the specified dates. For loans placed on non-accrual or cost recovery the interest rate used in calculating weighted-average cash coupon is 0%.

(3)	Assumes all extension options are exercised.

(4)	Expected term represents our estimated timing of repayments as of March 31, 2020 and December 31, 2019, respectively.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2020		December 31, 2019
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio
Office	$1,803,605	27.8%	$1,401,400	22.0%
Hotel	1,537,796	23.7	1,660,162	26.0
Residential-for-sale: construction	763,381	11.8	692,816	10.9
Residential-for-sale: inventory	283,909	4.4	321,673	5.1
Urban Retail	623,564	9.6	643,706	10.1
Healthcare	356,215	5.5	371,423	5.8
Urban Predevelopment	306,503	4.7	409,864	6.4
Other	813,918	12.5	874,049	13.7
Total	$6,488,891	100.0%	$6,375,093	100.0%
General CECL Allowance	(58,273)
Total investments, net	$6,430,618

  ———————
(1) Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2020		December 31, 2019
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio
New York City	$2,319,325	35.8%	$2,167,487	34.0%
Northeast	118,251	1.8	110,771	1.7
United Kingdom	1,347,897	20.8	1,274,390	20.0
West	747,515	11.5	728,182	11.4
Midwest	557,780	8.6	614,337	9.6
Southeast	512,469	7.9	564,166	8.9
Other	885,654	13.6	915,760	14.4
Total	$6,488,891	100.0%	$6,375,093	100.0%
General CECL Allowance	(58,273)
Total investments, net	$6,430,618

  ———————
(1) Percentage of portfolio calculations are made prior to consideration of the General CECL Allowance.

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

The following tables allocate the carrying value of our loan portfolio based on our internal risk ratings and date of origination at the dates indicated ($ in thousands):

March 31, 2020
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2020	2019	2018	2017	2016	Prior
1	—	—	—%	$—	$—	$—	$—	$—	$—
2	5	130,609	2.0%	—	—	23,990	—	36,287	70,332
3	63	5,822,078	89.7%	423,419	2,609,209	1,490,045	779,882	62,580	456,943
4	—	—	—%	—	—	—	—	—	—
5	7	536,204	8.3%	—	—	31,372	126,013	117,910	260,909
Total	75	$6,488,891	100.0%	$423,419	$2,609,209	$1,545,407	$905,895	$216,777	$788,184
General CECL Allowance		(58,273)
Total investments, net		$6,430,618

W.A. Risk Rating		3.1

December 31, 2019
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2019	2018	2017	2016	2015	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	8	348,324	5.5%	—	241,676	—	36,250	24,546	45,852
3	61	5,707,555	89.5%	2,736,825	1,355,014	912,636	72,540	499,700	130,840
4	1	182,910	2.9%	—	—	—	182,910	—	—
5	2	136,304	2.1%	—	—	—	—	—	136,304
Total	72	$6,375,093	100.0%	$2,736,825	$1,596,690	$912,636	$291,700	$524,246	$312,996

W.A. Risk Rating		3.0

Current Expected Credit Losses

Refer to the following schedule of the General CECL Allowance as of March 31, 2020, and as of the date of adoption, January 1, 2020 ($ in thousands):

	March 31, 2020	January 1, 2020(1)
Commercial mortgage loans, net	$28,336	$12,149
Subordinate loans and other lending assets, net	29,937	15,630
Unfunded commitments(2)	6,059	3,088
Total General CECL Allowance	$64,332	$30,867
  ———————
(1) As of January 1, 2020, we adopted the CECL Standard through a cumulative-effect adjustment to retained earnings
(2) The General CECL Allowance on Unfunded commitments is recorded as a liability on the condensed consolidated balance sheet within accounts payable, accrued expenses, and other liabilities

The General CECL Allowance increased by $33.5 million from initial adoption on January 1, 2020, to March 31, 2020. The increase is predominantly related to a change in our view of estimated macroeconomic conditions, including the unemployment rate and the commercial real estate price index, in the backdrop of the global pandemic. Other factors that contributed to the increase include an increase in our view of remaining expected term of our loan portfolio and growth in the portfolio from new investments during the quarter.
The macroeconomic factors considered were the unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

Refer to the following roll forward schedule of the General CECL Allowance for the quarter ended March 31, 2020 ($ in thousands):

General CECL Allowance
General CECL Allowance as of January 1, 2020	$30,867
Increase in General CECL Allowance	34,500
Transfer to Specific CECL Allowance	(1,035)
General CECL Allowance as of March 31, 2020(1)	$64,332

———————
(1) Includes $6.1 million of the General CECL Allowance that relates to unfunded commitments and has been recorded as a liability under Accounts Payable, Accrued Expenses and Other Liabilities in the condensed consolidated balance sheet.

Our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant. The General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.

We have made an accounting policy election to exclude $41.9 million accrued interest receivable, included in Other assets on the condensed consolidated balance sheet, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance as any uncollected accrued interest receivable is written off in a timely manner. We discontinue accruing interest on loans if deemed uncollectible with any accrued uncollected interest on the loan charged to interest income in the same period. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan is a reduction to its amortized cost. The amortized cost basis for loans on cost recovery was $536.2 million and $136.3 million as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020, we received $0.6 million in interest that reduced amortized cost under the cost recovery method.

The following schedule illustrates the CECL Allowance as percentages of amortized cost and total commitment as of March 31, 2020, and as of the date of adoption, January 1, 2020 ($ in thousands):

CECL Allowances	CECL ($)	% of Amortized Cost
General CECL Allowance(1)
January 1, 2020	$30,867	0.49%
March 31, 2020(2)	64,332	1.08%

Total CECL Allowances(3)
March 31, 2020	$271,313	4.05%
  ———————
(1) Amortized Cost of the General CECL Allowance excludes amortized cost of loans evaluated for the Specific CECL Allowance
(2) Includes $6.1 million of the General CECL Allowance that relates to unfunded commitments and has been recorded as a liability under Accounts Payable, Accrued Expenses and Other Liabilities in the condensed consolidated balance sheet.
(3) Total CECL Allowances includes the General CECL Allowance and the Specific CECL Allowance

Specific CECL Allowance

We regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the liquidation value of the underlying collateral. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such impairment analysis is completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants.

We evaluate our loans on a quarterly basis. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in accordance with the CECL Standard. In accordance with the practical expedient approach, we determine the loan loss provision to be the difference between the fair value of the underlying collateral and the carrying value of the loan (prior to the loan loss provision). The fair value of the underlying collateral is determined by using method(s) including a discounted cash flow (DCF) or direct capitalization approach. The key unobservable inputs used to determine the fair value of the underlying collateral may vary depending on the information available to us and market conditions as of the valuation date.

The following table summarizes the specific provision for loan losses that has been recorded on our portfolio as of March 31, 2020 ($ in thousands):

Type	Property type	Location	Amortized cost(1)	Interest recognition status/ as of date
Mortgage
	Hotel(2)	Manhattan, NY	$144,295	Cost Recovery/ 3/31/2020
	Urban Predevelopment(3)	Brooklyn, NY	126,013	Cost Recovery/ 3/1/2020
	Urban Predevelopment(3)	Miami, FL	117,910	Cost Recovery/ 3/1/2020
	Retail Center(4)(5)	Cincinnati, OH	103,921	Cost Recovery/ 10/1/2019
	Hotel(2)	Pittsburgh, PA	31,372	Cost Recovery/ 3/31/2020
	Residential-for-sale: inventory(6)(7)	Bethesda, MD	2,695	Cost Recovery/ 1/1/2018
Mortgage total:			$526,206
Mezzanine
	Hotel(2)	Washington, DC	$10,000	Cost Recovery/ 3/31/2020
Mezzanine total:			$10,000
Grand total:			$536,206
  ———————

(1)
Amortized cost is shown net of $207 million of provisions, $150 million of which were taken during the three months ended March 31, 2020 due to factors including COVID-19. See Note 2 for additional information regarding COVID-19.

(2)	The fair value of hotel collateral was determined by applying a discount and capitalization rate ranging from 8.3% to 11.0% and 6.6% to 9.0%, respectively.

(3)	The fair value of urban predevelopment collateral was determined by assuming rent per square foot and capitalization rate ranging from $48 to $225 and 5.0% to 5.5%, respectively.

(4)	The fair value of retail collateral was determined by applying a capitalization rate of 8.3%.

(5)
The entity in which we own an interest and which owns the underlying property was deemed to be a Variable Interest Entity ("VIE") and we determined that we are not the primary beneficiary of that VIE. During the three months ended March 31, 2020, $0.6 million of interest paid was applied towards reducing the carrying value of the loan.

(6)	The fair value of residential-for-sale: inventory was determined by assuming a sales price per square foot of $371.

(7)	A $3.0 million portion of this provision was recorded on an investment previously recorded under other assets on our condensed consolidated balance sheet.

Other Loan and Lending Assets Activity
We recognized payment-in-kind ("PIK") interest of $12.4 million and $14.5 million for the three months ended March 31, 2020 and 2019, respectively.
We recognized $0.2 million and $3.7 million in pre-payment penalties and accelerated fees for the three months ended March 31, 2020 and 2019, respectively.
Our portfolio includes two other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests of $68.1 million as of March 31, 2020. These interests have a weighted average maturity of 6.57 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. Both interests are accounted for as held-to-maturity and recorded at amortized cost on the condensed consolidated balance sheet.
In January 2020, we sold £62.2 million ($81.3 million assuming conversion into U.S. dollars) in a mezzanine loan and £50.0 million ($65.3 million assuming conversion into U.S. dollars) unfunded commitment of a senior mortgage secured by a mixed-use property in London, UK to a fund managed by an affiliate of the Manager, that was originated by us in December 2019. This transaction was evaluated under ASC 860 - Transfers and Servicing, and we determined that it qualifies as a sale and accounted for as such. We recorded no gain or loss related to this sale.

Note 5 – Loan Proceeds Held by Servicer
Loan proceeds held by servicer represents principal payments held by our third-party loan servicer as of the balance sheet date which were remitted to us subsequent to the balance sheet date. There were no loan proceeds held by servicer as of March 31, 2020. Loan proceeds held by servicer were $8.3 million as of December 31, 2019.

Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	March 31, 2020	December 31, 2019
Interest receivable	$41,860	$35,581
Collateral deposited under derivative agreements	35,540	17,090
Collateral deposited under secured debt arrangements(1)	26,262	—
Other	207	45
Total	$103,869	$52,716

———————

(1)	Subsequent to March 31, 2020, this amount was applied to reduce the related outstanding secured debt arrangement

Note 7 – Secured Debt Arrangements, Net
At March 31, 2020 and December 31, 2019, our borrowings had the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

	March 31, 2020			December 31, 2019
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan (USD)	$1,139,932	$1,024,617	June 2024	$1,154,109	$1,090,160	June 2024
JPMorgan (GBP)	93,882	93,882	June 2024	51,702	50,410	June 2024
JPMorgan (EUR)	66,186	66,186	June 2024	94,189	94,189	June 2024
DB (USD)	1,000,000	506,977	March 2023	1,250,000	513,876	March 2021
Goldman (USD)	500,000	359,540	November 2021	500,000	322,170	November 2021
CS - USD	328,141	325,868	January 2023(3)	226,068	218,644	June 2020
CS - GBP	84,748	84,748	September 2020	93,915	93,915	June 2020
HSBC - USD	50,625	50,625	January 2021	50,625	50,625	October 2020
HSBC - GBP	32,230	32,230	June 2020	34,634	34,634	June 2020
HSBC - EUR	151,537	151,537	July 2021	154,037	154,037	January 2021
Barclays (USD)	200,000	35,192	March 2024	N/A	N/A	N/A
Barclays (GBP)	645,854	645,854	November 2023(4)	538,916	290,347	February 2024(4)
Barclays (EUR)	179,586	179,586	August 2024(3)	182,549	182,549	November 2020
Sub-total(5)(6)(7)	4,472,721	3,556,842		4,330,744	3,095,556
less: deferred financing costs	N/A	(16,917)		N/A	(17,190)
Total	$4,472,721	$3,539,925		$4,330,744	$3,078,366

———————
(1) As of March 31, 2020, GBP and EUR borrowings were converted at a rate of 1.24 and 1.10, respectively. As of December 31, 2019, GBP and EUR borrowings were converted at a rate of 1.33 and 1.12, respectively.
(2) Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3) Assumes financings are extended in line with the underlying loans.
(4) Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(5) Weighted-average borrowing costs as of March 31, 2020 and December 31, 2019 were USD L + 2.05% / GBP L + 1.66% / EUR L + 1.35% and USD L + 2.07% / GBP L + 1.75% / EUR L + 1.36%, respectively.
(6) Weighted average advance rates based on cost as of March 31, 2020 and December 31, 2019 were 67.3% (65.6% (USD) / 70.6% (GBP) / 70.7% (EUR)) and 63.8% (66.7% (USD) / 47.1% (GBP) / 76.1% (EUR)).
(7) As of March 31, 2020 and December 31, 2019, approximately 54% of the outstanding balance under these secured borrowings were recourse to us.

Each of our existing secured debt arrangements include "credit based and other mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit underlying collateral value decreases, the amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. The lender under the applicable repurchase facility sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. Generally, if the lender determines (subject to certain conditions) that the market value of the collateral in a repurchase transaction has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or may make margin calls, which may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of March 31, 2020 and December 31, 2019, the weighted average haircut under our repurchase agreements was approximately 33% and 36%, respectively. In addition, our existing secured debt arrangements are not entirely term-matched financings and may mature before our commercial real estate debt investments that represent underlying collateral to those financings. We are in frequent dialogue with the lenders under our secured debt arrangements regarding our management of their collateral assets and as we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.
JPMorgan Facility
In November 2019, through three indirect wholly-owned subsidiaries, we entered into a Sixth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association (as amended, the "JPMorgan Facility"). The JPMorgan Facility allows for $1.3 billion of maximum borrowings (with amounts borrowed in British pounds and Euros converted to U.S. dollars for purposes of calculating availability based on the greater of the spot rate as of the initial financing under the corresponding mortgage loan and the then-current spot rate) and matures in June 2022 and has two one-year extensions available at our option, which are subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in U.S. dollars ("USD"), British pounds ("GBP"), or Euros ("EUR"). Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2020, we had $1.2 billion (including £75.6 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility
In March 2020, through an indirect wholly-owned subsidiary, we entered into a Third Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch (as amended, the "DB Facility"), which provides for advances of up to $1.0 billion for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. The repurchase facility matures in March 2021, and has two one-year extensions available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2020, we had $507.0 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA (the "Goldman Facility"), which provides advances up to $500.0 million and matures in November 2020, and has one one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified margin deficit thresholds.
As of March 31, 2020, we had $359.5 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
CS Facility - USD
In July 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd (the "CS Facility - USD"), which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - USD has an "evergreen" feature such that the facility continues unless terminated at any time by Credit Suisse with six months' notice. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2020, we had $325.9 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
CS Facility - GBP

In June 2018, through an indirect wholly-owned subsidiary, we entered into a Global Master Repurchase Agreement with Credit Suisse Securities (Europe) Limited (the "CS Facility - GBP"), which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - GBP matures in September 2020. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2020, we had $84.7 million (£68.2 million assuming conversion into USD) of borrowings outstanding under the CS Facility - GBP secured by one commercial mortgage loan.
HSBC Facility - USD
In October 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc (the "HSBC Facility - USD"), which provides for a single asset financing. The facility is scheduled to mature in January 2021. Margin calls may occur any time at specified aggregate margin thresholds.
As of March 31, 2020, we had $50.6 million of borrowings under the HSBC Facility - USD secured by one commercial mortgage loan.
HSBC Facility - GBP
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc (the "HSBC Facility - GBP"), which provides for a single asset financing. The facility is scheduled to mature in June 2020. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2020, we had $32.2 million (£26.0 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - GBP secured by one commercial mortgage loan.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc (the "HSBC Facility - EUR"), which provides for a single asset financing. The facility matures in July 2021. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2020, we had $151.5 million (€137.4 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one of our commercial mortgage loans.
Barclays Facility - USD
In March 2020, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement pursuant to a Master Repurchase Agreement with Barclays Bank plc ("Barclays Facility - USD"). The Barclays Facility - USD allows for $200.0 million of maximum borrowings and initially matures in March 2023 with extensions available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
Barclays Facility - GBP/EUR
Beginning in October 2019, through an indirect wholly-owned subsidiary, we entered into five secured debt arrangements pursuant to a Global Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility - GBP/EUR"). Margin calls may occur any time at specified aggregate margin deficit thresholds.
The table below provides the currency, outstanding balance, stated maturity, and extended maturity for each of the five secured debt arrangements under the Barclays Facility - GBP/EUR:

Local Currency	Borrowings outstanding (in $)	Fully-Extended Maturity(1)
GBP	$217,350	December 2023
GBP	156,958	February 2023
GBP	149,830	October 2024
GBP	121,716	September 2023
Sub-total/Weighted-Average	$645,854	November 2023
EUR	179,586	see below(2)
Total/Weighted-Average	$825,440

———————
(1) Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(2) The Barclays Facility - EUR has an "evergreen" feature such that the facility continues for one year and can be terminated by either party on certain dates with, depending on the date of notice, a minimum of nine to twelve month notice.
As of March 31, 2020, we had $825.4 million (£520.0 million and €162.8 million assuming conversion into U.S.
dollars) of borrowings outstanding under the Barclays Facility - GBP/EUR secured by five of our commercial mortgage loans.
At March 31, 2020, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan	$61,836	$289,842	$833,007	$—	$1,184,685
DB	27,900	196,477	282,600	—	506,977
Goldman	—	359,540	—	—	359,540
CS - USD	—	200,307	125,561	—	325,868
CS - GBP	84,748	—	—	—	84,748
HSBC - USD	50,625	—	—	—	50,625
HSBC - GBP	32,230	—	—	—	32,230
HSBC - EUR	—	151,537	—	—	151,537
Barclays (GBP)	—	—	645,854	—	645,854
Barclays (EUR)	—	—	179,586	—	179,586
Barclays (USD)	—	—	35,192	—	35,192
Total	$257,339	$1,197,703	$2,101,800	$—	$3,556,842
———————
(1) The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at March 31, 2020, as well as the maximum and average month-end balances for the three months ended March 31, 2020 for our borrowings under secured debt arrangements ($ in thousands).

	As of March 31, 2020		For the three months ended March 31, 2020
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan	$1,184,685	$1,912,345	$1,184,685	$989,915
DB	506,977	778,607	506,977	470,077
Goldman	359,540	537,249	359,540	319,369
CS - USD	325,868	439,725	336,448	326,684
CS - GBP	84,748	121,286	90,111	87,452
HSBC - USD	50,625	67,041	50,625	50,625
HSBC - GBP	32,230	46,565	34,501	33,336
HSBC - EUR	151,537	191,565	152,389	151,798
Barclays (USD)	35,192	49,800	35,192	11,731
Barclays (GBP)	645,854	899,075	666,810	610,833
Barclays (EUR)	179,586	239,483	180,595	179,895
Total	$3,556,842	$5,282,741

The table below summarizes the outstanding balances at December 31, 2019, as well as the maximum and average month-end balances for the year ended December 31, 2019 for our borrowings under secured debt arrangements ($ in thousands).

As of December 31, 2019	For the year ended December 31, 2019

	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan	$1,234,759	$1,845,400	$1,234,759	$947,400
DB	513,876	766,676	757,117	604,067
Goldman	322,170	513,559	324,821	246,318
CS - USD	218,644	308,884	218,644	182,646
CS - GBP	93,915	129,723	150,811	134,694
HSBC - USD	50,625	66,960	50,625	50,625
HSBC - GBP	34,634	49,976	50,784	42,296
HSBC - EUR	154,037	190,780	154,037	151,889
Barclays (GBP)	290,347	738,455	290,347	139,004
Barclays (EUR)	182,549	241,674	182,549	181,159
Total	$3,095,556	$4,852,087

We were in compliance with the covenants under each of our secured debt arrangements at March 31, 2020 and December 31, 2019.

Note 8 – Senior Secured Term Loan, Net
In May 2019, we entered into a $500.0 million senior secured term loan. The senior secured term loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The senior secured term loan matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities.
During the three months ended March 31, 2020, we repaid $1.3 million of principal related to the senior secured term loan. The outstanding principal balance as of March 31, 2020 and December 31, 2019 was $496.3 million and $497.5 million, respectively. As of March 31, 2020, the senior secured term loan had a carrying value of $487.1 million net of deferred financing costs of $7.0 million and an unamortized discount of $2.2 million. As of December 31, 2019, the senior secured term loan had a carrying value of $488.0 million net of deferred financing costs of $7.3 million and an unamortized discount of $2.2 million.
Covenants
The senior secured term loan includes the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
We were in compliance with the covenants under the senior secured term loan at March 31, 2020 and December 31, 2019.
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
The remaining $0.7 million in principal amount of the 2019 Notes was repaid at maturity on March 15, 2019.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At March 31, 2020, the 2022 Notes had a carrying value of $338.4 million and an unamortized discount of $6.6 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At March 31, 2020, the 2023 Notes had a carrying value of $224.2 million and an unamortized discount of $5.8 million.
The following table summarizes the terms of the Notes ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	2.40
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	3.54
Total	$575,000
———————

(1)	Effective rate includes the effect of the adjustment for the conversion option (See endnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.

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

We may not redeem the Notes prior to maturity except in limited circumstances. The closing price of our common stock on March 31, 2020 of $7.42 was less than the per share conversion price of the Notes.
In accordance with ASC 470 "Debt," the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates.  As a result, we attributed approximately $15.4 million of the proceeds to the equity component of the Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2020. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $7.2 million and $7.6 million for the three months ended March 31, 2020 and 2019, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $1.5 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.
Note 10 – Derivatives
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD.
We have entered into a series of forward contracts to sell an amount of foreign currency (GBP and EUR) for an agreed upon amount of USD at various dates through December 2024. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.
The following table summarizes our non-designated foreign exchange ("Fx") forwards and our interest rate swap as of March 31, 2020:

	March 31, 2020
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx Contracts - GBP	157	526,613	GBP	April 2020 - December 2024	2.26
Fx Contracts - EUR	63	219,130	EUR	May 2020 - August 2024	3.11
Interest Rate Swap	1	500,000	USD	May 2026	6.12

The following table summarizes our non-designated Fx forwards and our interest rate swap as of December 31, 2019:

	December 31, 2019
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx Contracts - GBP	156	735,349	GBP	January 2020 - December 2024	1.49
FX Contracts - EUR	44	168,879	EUR	February 2020 - August 2024	3.22
Interest Rate Swap	1	500,000	USD	May 2026	6.37

We have not designated any of our derivative instruments as hedges as defined in ASC 815 "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to our derivatives for the three months ended March 31, 2020 and 2019 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2020	2019
Forward currency contracts	Gain (loss) on derivative instruments - unrealized	$62,436	$(14,985)
Forward currency contracts	Gain on derivative instruments - realized	8,055	8,265
Total		$70,491	$(6,720)

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

		Amount of loss recognized in income
		Three months ended March 31,
	Location of Loss Recognized in Income	2020	2019
Interest rate swap(1)	Unrealized loss on interest rate swap	(35,548)	—
———————

(1)	With a notional amount of $500.0 million and $0 at March 31, 2020, and 2019, respectively.

The following tables summarize the gross asset and liability amounts related to our derivatives at March 31, 2020 and December 31, 2019 ($ in thousands)

	March 31, 2020			December 31, 2019
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Forward currency contracts	$58,759	$(1,198)	$57,561	$—	$—	$—

	March 31, 2020			December 31, 2019
	Gross Amount of Recognized Liability	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liability Presented in the Condensed Consolidated Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Interest rate swap	$(50,018)	$—	$(50,018)	$(14,470)	$—	$(14,470)
Forward currency contracts	—	—	—	(12,687)	7,811	(4,876)
Total derivative liabilities	$(50,018)	$—	$(50,018)	$(27,157)	$7,811	$(19,346)

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	March 31, 2020	December 31, 2019
Accrued dividends payable	$65,119	$74,771
Collateral deposited under derivative agreements	28,450	2,930
Accrued interest payable	15,930	16,089
Accounts payable and other liabilities	7,818	6,922
General CECL Allowance on unfunded commitments(1)	6,059	—
Total	$123,376	$100,712

  ———————

(1)
Refer to Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net for additional disclosure related to the General CECL Allowance on unfunded commitments for the quarter ended March 31, 2020.

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
We incurred approximately $10.3 million and $9.6 million in base management fees under the Management Agreement for the three months ended March 31, 2020 and 2019, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three months ended March 31, 2020 and 2019, we paid expenses totaling $0.6 million and $0.7 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the condensed consolidated balance sheet at March 31, 2020 and December 31, 2019 are approximately $10.3 million and $10.4 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
Loans receivable
In January 2020, we sold £62.2 million ($81.3 million assuming conversion into U.S. dollars) in a mezzanine loan and £50.0 million ($65.3 million assuming conversion into U.S. dollars) unfunded commitment of a senior mortgage secured by a mixed-use property in London, UK to a fund managed by an affiliate of the Manager, that was originated by us in December 2019. This transaction was evaluated under ASC 860 - Transfers and Servicing, and we determined that it qualifies as a sale and accounted for as such.
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
We recognized stock-based compensation expense of $4.3 million and $3.9 million related to restricted stock and RSU vesting for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the three months ended March 31, 2020:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in thousands)
Outstanding at December 31, 2019	25,356	2,007,355
Granted	—	—	—
Vested	—	—	N/A
Forfeiture	—	(2,064)	N/A
Outstanding at March 31, 2020	25,356	2,005,291

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2020:

Vesting Year	Restricted Stock	RSU	Total Awards
2020	25,356	963,927	989,283
2021	—	685,410	685,410
2022	—	355,954	355,954
Total	25,356	2,005,291	2,030,647

At March 31, 2020, we had unrecognized compensation expense of approximately $0.1 million and $35.0 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the three months ended March 31, 2020 and 2019, we delivered 503,251 and 433,585 shares of common stock for 868,157 and 730,717 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $6.5 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in the condensed consolidated statement of changes in stockholders' equity.
Note 14 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2020, 153,740,547 shares of common stock were issued and outstanding, and 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") were issued and outstanding.
On June 10, 2019, we redeemed all 6,900,000 shares of 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223 per share.
Dividends. During the three months ended 2020 and 2019, we declared the following dividends:

	Three months ended
Dividend declared per share of:	March 31, 2020	March 31, 2019
Common Stock	$0.40	$0.46
Series B Preferred Stock	0.50	0.50
Series C Preferred Stock	N/A	0.50

Common Stock Offerings. During the first quarter of 2019, we issued 1,967,361 shares of our common stock, at a per share conversion price of $17.17, related to conversions of the 2019 Notes, the remainder of which matured on March 15, 2019. We recorded a $33.8 million increase in additional paid in capital in the condensed consolidated statement of changes in stockholders' equity. Refer to "Note 9 - Convertible Senior Notes, Net" for a further discussion on the conversions of the 2019 Notes.
During the second quarter of 2019, we completed a follow-on public offering of 17,250,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $18.27 per share. The aggregate net proceeds from the offering were $314.8 million after deducting offering expenses.
Common Stock Repurchases. During the first quarter of 2020, we repurchased 300,000 shares of our common stock at an average price of $8.11 per share.
Note 15 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court. The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, which are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs filed a timely notice of appeal on December 6, 2019 but have not yet filed their appellate brief. We believe the claims are without merit and plan to vigorously defend the case on appeal. We do not believe this will have a material adverse effect on our condensed consolidated financial statements.
Loan Commitments. As described in "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" at March 31, 2020, we had $1.8 billion of unfunded commitments related to our commercial mortgage and subordinate loan portfolios. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings will rely on progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining expected 4.3 year weighted average tenor of these loans.
COVID-19. The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. The magnitude and duration of the COVID 19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID 19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID 19 pandemic could materially disrupt our business operations and impact our financial performance.
As of March 31, 2020, we have not recorded any contingencies on our condensed consolidated balance sheet related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to “Note 2 - Summary of Significant Accounting Policies” for further discussion regarding COVID-19.

Note 16 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on the condensed consolidated balance sheet at March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$582,138	$582,138	$452,282	$452,282
Commercial mortgage loans, net	5,413,627	5,382,796	5,326,967	5,380,693
Subordinate loans and other lending assets, net(1)	1,016,991	1,013,646	1,048,126	1,050,961
Secured debt arrangements, net	(3,539,925)	(3,539,925)	(3,078,366)	(3,078,366)
Senior secured term loan, net	(487,117)	(389,556)	(487,961)	(499,988)
2022 Notes	(338,393)	(239,775)	(337,755)	(348,060)
2023 Notes	(224,178)	(151,800)	(223,818)	(234,600)

———————
(1) Includes subordinate risk retention interests in securitization vehicles with an estimated fair value that approximates their carrying value.
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

The table below presents the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2020 and 2019 ($ in thousands except per share data):

	For the three months ended March 31,
	2020	2019
Basic Earnings
Net income (loss)	$(127,842)	$67,758
Less: Preferred dividends	(3,385)	(6,835)
Net income (loss) available to common stockholders	$(131,227)	$60,923
Less: Dividends on participating securities	(802)	(851)
Basic Earnings	$(132,029)	$60,072

Diluted Earnings
Basic Earnings	$(132,029)	$60,072
Add: Dividends on participating securities	—	851
Add: Interest expense on Notes	—	9,262
Diluted Earnings	$(132,029)	$70,185

Number of Shares:
Basic weighted-average shares of common stock outstanding	153,948,191	134,607,107
Diluted weighted-average shares of common stock outstanding	153,948,191	164,683,086

Earnings Per Share Attributable to Common Stockholders
Basic	$(0.86)	$0.45
Diluted	$(0.86)	$0.43

The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three months ended March 31, 2020, 28,533,271 weighted-average potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three months ended March 31, 2019, 30,093,312 weighted-average potentially issuable shares with respect to the Notes were included in the calculation of diluted net income per share. Refer to "Note 9 - Convertible Senior Notes, Net" for further discussion.
For the three months ended March 31, 2020 and 2019, 2,007,242 and 1,849,564 weighted-average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
Note 18 – Subsequent Events
Subsequent to the quarter ended March 31, 2020, the following events took place:
Investment activity. We funded approximately $56.2 million for previously closed loans.
Loan Repayments. We received approximately $3.7 million from loan repayments.
Loan Sales. We sold interests in three construction loans, with aggregate commitments of $262 million (of which approximately $90 million was funded at the time of sale) for a realized loss of approximately $0.5 million. The sales are comprised of 100% of our interests in two loans and 40% of our interest in one loan. The sales were to entities managed by an affiliate of the Manager. In connection with these sales, we decreased our future unfunded commitments by $172.6 million.
Interest Rate Swap. Subsequent to quarter end, we terminated our interest rate swap with a notional amount of $500.0 million that fixed LIBOR at 2.12%. The termination resulted in a realized loss of $54.3 million, $50.0 million of which has already been recorded as an unrealized loss as of March 31, 2020. There is no impact on our current liquidity in connection with this termination as we had already posted cash collateral to the counterparty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION

We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of
1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: the macro- and micro-economic impact of the COVID-19 pandemic; the severity and duration of the COVID-19 pandemic; actions taken by governmental authorities to contain the COVID-19 pandemic or treat its impact; the impact of the COVID-19 pandemic on our financial condition, results of operations, liquidity and capital resources; market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a REIT for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended; the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and our Annual Report. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a Maryland corporation and have elected to be taxed as a REIT for U.S. federal income tax purposes. We primarily originate, acquire, invest in and manage performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments. These asset classes are referred to as our target assets.
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value-oriented investment approach in private equity, credit and real estate with assets under management of approximately $315.5 billion as of March 31, 2020.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Current Market Conditions

During the first quarter of 2020, there was a global outbreak of COVID-19, which was declared by the World Health Organization as a pandemic. In response to COVID-19, the United States and numerous other countries declared national emergencies, which has led to large scale quarantines as well as restrictions to business deemed non-essential. These responses to COVID-19 have disrupted economic activities and could have a significant continued adverse effect on economic and market conditions, and could result in a recession. As we are still in the midst of the COVID-19 pandemic we are not in a position to estimate the ultimate impact this will have on our business and the economy as a whole. The effects of COVID-19 have adversely impacted the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully. Some of the factors that impacted us to date and may continue to affect us are outlined in "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. Please see "Liquidity and Capital Resources" below for additional discussion surrounding the ongoing impact we expect COVID-19 will have on our liquidity and capital resources.
Critical Accounting Policies

A summary of our critical accounting policies is set forth in our Annual Report under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates." There have been no material changes to our critical accounting policies described in our Annual Report other than the adoption of the CECL Standard, as described in "Note 2 - Summary of Significant Accounting Policies."
Results of Operations
All non-USD denominated assets and liabilities are translated to USD at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Loan Portfolio Overview
The following table sets forth certain information regarding our commercial real estate debt portfolio as of March 31, 2020 ($ in thousands):

Description	Amortized Cost	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$5,413,627	4.8%	5.3%	$3,556,842	2.7%	$1,856,785
Subordinate loans and other lending assets, net	1,016,991	12.4%	13.9%	—	—	1,016,991
Total/Weighted-Average	$6,430,618	6.0%	6.7%	$3,556,842	2.7%	$2,873,776
———————

(1)	Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of March 31, 2020 on the floating rate loans.

(2)
Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.

(3)	Gross of deferred financing costs of $16.9 million.

(4)	Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate and other lending assets portfolio, on a loan-by-loan basis, as of March 31, 2020 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
1	Urban Retail	3	08/2019	$316	$—		09/2024	Manhattan, NY
2	Urban Retail	3	12/2019	308	—		12/2023	London, UK

3	Hotel	3	10/2019	240	52		08/2024	Various
4	Healthcare	3	10/2019	212	28		10/2024	Various
5	Office	3	02/2020	207	—		02/2025	London, UK
6	Industrial	3	01/2019	196	7		02/2024	Brooklyn, NY
7	Office	3	06/2019	192	27		11/2026	Berlin, Germany
8	Office	3	10/2018	191	8		10/2021	Manhattan, NY
9	Office	3	09/2019	172	—		09/2023	London, UK
10	Office	3	01/2020	166	121		02/2025	Long Island City, NY
11	Office	3	11/2017	158	—		01/2023	Chicago, IL
12	Hotel	3	04/2018	152	2		04/2023	Honolulu, HI
13	Hotel	3	05/2018	140	—		06/2023	Miami, FL
14	Hotel (1)	5	09/2015	144	—		06/2023	Manhattan, NY
15	Hotel	3	08/2019	131	—		08/2024	Puglia, Italy
16	Office	3	01/2018	130	60		01/2022	Renton, WA
17	Urban Predevelopment (1)	5	03/2017	126	9		12/2020	Brooklyn, NY
18	Urban Predevelopment (1)	5	01/2016	118	—		09/2021	Miami, FL
19	Residential-for-sale: inventory	3	03/2018	121	—		03/2021	London, UK
20	Office	3	10/2018	121	65	Y	10/2023	Manhattan, NY
21	Residential-for-sale: construction	3	12/2019	114	35	Y	01/2023	Boston, MA
22	Hotel	3	03/2017	105	—		03/2022	Atlanta, GA
23	Retail center	5	11/2014	104	—		09/2020	Cincinnati, OH
24	Hotel	3	11/2018	99	—		12/2023	Vail, CO
25	Hotel	3	12/2017	89	—		12/2022	Manhattan, NY
26	Office	3	03/2018	89	3		04/2023	Chicago, IL
27	Residential-for-sale: inventory	3	12/2019	82	—		07/2021	Manhattan, NY
28	Office	3	04/2019	76	83	Y	09/2025	Culver City, CA
29	Office	3	12/2017	74	45		07/2022	London, UK
30	Mixed Use	3	12/2019	72	1		12/2024	London, UK
31	Residential-for-sale: construction	3	12/2018	70	107	Y	12/2023	Manhattan, NY
32	Multifamily	3	04/2014	69	—		07/2023	Various
33	Hotel	3	08/2019	67	—		09/2022	Manhattan, NY
34	Hotel	3	04/2018	63	—		05/2023	Scottsdale, AZ
35	Urban Predevelopment	3	12/2016	63	—		06/2020	Los Angeles, CA
36	Hotel	3	09/2019	60	—		10/2024	Miami, FL
37	Residential-for-sale: construction	3	01/2018	60	20	Y	01/2023	Manhattan, NY
38	Hotel	3	12/2019	60	—		01/2025	Tucson, AZ
39	Multifamily	3	11/2014	54	—		11/2021	Various
40	Hotel	3	05/2019	52	—		06/2024	Chicago, IL
41	Multifamily	3	02/2020	50	1		03/2024	Cleveland, Ohio
42	Multifamily	3	06/2018	47	—		06/2020	London, UK
43	Office	3	08/2018	42	148	Y	12/2022	London, UK
44	Hotel	3	12/2015	42	—		08/2024	St. Thomas, USVI
45	Residential-for-sale: construction	3	12/2018	40	62	Y	01/2024	Hallandale Beach, FL
46	Office	3	04/2019	35	37	Y	08/2022	Birmingham, UK
47	Hotel (1)	5	02/2018	31	—		03/2023	Pittsburgh, PA
48	Office	3	12/2019	29	6		12/2022	Edinburgh, Scotland
49	Residential-for-sale: construction	3	03/2018	26	88	Y	03/2023	San Francisco, CA
50	Residential-for-sale: inventory	2	05/2018	24	—		04/2021	Manhattan, NY
51	Residential-for-sale: inventory	3	06/2018	18	—		06/2020	Manhattan, NY
52	Residential-for-sale: inventory (1)	5	02/2014	3	—		04/2021	Bethesda, MD
53	Mixed Use	3	12/2019	(8)	777	Y	06/2025	London, UK
	General CECL Allowance	N/A		(28)
	Sub total / Weighted-Average Commercial Mortgage Loans	3.2		$5,414	$1,792		3.3 Years

Subordinate Loan and Other Lending Asset Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan(5)	Fully-extended Maturity	Location
1	Residential-for-sale: construction (2)	3	06/2015	$216	—	Y	02/2021	Manhattan, NY
2	Residential-for-sale: construction	3	12/2017	100	15	Y	06/2022	Manhattan, NY
3	Office	3	01/2019	100	—		12/2025	Manhattan, NY
4	Healthcare	3	01/2019	76	—		01/2024	Various
5	Multifamily	3	10/2015	69	—		11/2020	Manhattan, NY
6	Residential-for-sale: construction	3	12/2017	68	—	Y	04/2023	Los Angeles, CA
7	Residential-for-sale: construction (2)	3	11/2017	68	—	Y	02/2021	Manhattan, NY
8	Healthcare (3)	3	07/2019	51	—		06/2024	Various
9	Mixed Use	3	01/2017	42	—		02/2027	Cleveland, OH
10	Residential-for-sale: inventory	2	10/2016	36	—		10/2020	Manhattan, NY
11	Mixed Use	3	02/2019	36	—	Y	12/2022	London, UK
12	Industrial	2	05/2013	32	—		05/2023	Various
13	Mixed Use	3	12/2018	26	25	Y	12/2023	Brooklyn, NY
14	Hotel	2	06/2015	24	—		07/2025	Phoenix, AZ
15	Hotel	3	06/2018	20	—		06/2023	Las Vegas, NV
16	Multifamily	3	05/2018	19	—		05/2028	Cleveland, OH
17	Healthcare (3)	3	02/2019	17	—		01/2034	Various
18	Office	2	07/2013	14	—		07/2022	Manhattan, NY
19	Hotel (3)	5	06/2015	10	—		12/2022	Washington, DC
20	Hotel	3	05/2017	8	—		06/2027	Anaheim, CA
21	Office	3	08/2017	8	—		09/2024	Troy, MI
22	Mixed Use	3	07/2012	7	—		08/2022	Chapel Hill, NC
	General CECL Allowance			(30)
	Sub total / Weighted-Average Subordinate Loans and Other Lending Assets	2.9		$1,017	$40		3.0 Years

	Total / Weighted-Average Loan Portfolio	3.1		$6,431	$1,832		3.3 Years
———————
(1) Amortized cost for these loans is net of the recorded provisions for loan losses.
(2) Both loans are secured by the same property.
(3) Single Asset, Single Borrower CMBS.

Our average asset and debt balances for the three months ended March 31, 2020 were ($ in thousands):

	Average month-end balances for the three months ended March 31, 2020
Description	Assets	Related debt
Commercial mortgage loans, net	$5,579,719	$3,231,713
Subordinate loans and other lending assets, net	1,063,453	—
Investment Activity
During the three months ended March 31, 2020, we committed $562.0 million of capital to loans ($439.9 million of which was funded during the three months ended March 31, 2020). In addition, during the three months ended March 31, 2020, we funded $118.5 million for loans closed prior to 2020, and received $210.7 million in repayments and sales.

Net Income (Loss) Available to Common Stockholders
For the three months ended March 31, 2020 and 2019, respectively, our net income (loss) available to common stockholders was $(131.2) million, or $(0.86) per diluted share of common stock, and $60.9 million, or $0.43 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands):

	Three months ended March 31,		2020 vs 2019
	2020	2019
Net interest income:
Interest income from commercial mortgage loans	$81,855	$78,286	$3,569
Interest income from subordinate loans and other lending assets	34,018	40,839	(6,821)
Interest expense	(41,205)	(36,295)	(4,910)
Net interest income	74,668	82,830	(8,162)
Operating expenses:
General and administrative expenses	(6,531)	(6,151)	(380)
Management fees to related party	(10,268)	(9,613)	(655)
Total operating expenses	(16,799)	(15,764)	(1,035)
Other income	760	518	242
Provision for loan losses - Specific CECL Allowance	(150,000)	—	(150,000)
Provision for loan losses - General CECL Allowance	(33,465)	—	(33,465)
Foreign currency gain (loss)	(37,949)	6,894	(44,843)
Gain (loss) on foreign currency forwards	70,491	(6,720)	77,211
Unrealized loss on interest rate swap	(35,548)	—	(35,548)
Net income (loss)	$(127,842)	$67,758	$(195,600)
Net Interest Income

Net interest income decreased by $8.2 million during the three months ended March 31, 2020 as compared to the same period in 2019. The decrease was primarily due to (i) a 1.09% decrease in average one-month LIBOR for the three months ended March 31, 2020 compared to March 31, 2019 and (ii) an increase in interest expense due to an increase in our net debt balance of $1.9 billion as of March 31, 2020 compared to March 31, 2019. This decrease was offset by (i) a $1.5 billion increase in loan principal balance as of March 31, 2020 compared to March 31, 2019 and (ii) in the money LIBOR floors on several of our loans.
We recognized $0.2 million and $3.7 million in pre-payment penalties and accelerated fees for the three months ended March 31, 2020 and 2019, respectively.

We recognized PIK interest of $12.4 million and $14.5 million for the three months ended March 31, 2020 and 2019, respectively.
Operating Expenses
General and administrative expenses
General and administrative expenses increased by $0.4 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily driven by a $0.4 million increase in non-cash restricted stock and RSU amortization related to shares of common stock awarded under the LTIPs.
Management fees to related party
Management fee expense increased by $0.7 million during the three months ended March 31, 2020 as compared to the same periods in 2019. The increase is primarily attributable to an increase in our stockholders’ equity (as defined in the Management Agreement) as a result of us completing the follow-on public offering of 17,250,000 shares during the second quarter of 2019 (as described in "Note 14 - Stockholders' Equity").

Management fees and the relationship between us and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, in "Note 12 - Related Party Transactions."
Provision for loan losses - General CECL Allowance
The General CECL Allowance increased by $33.5 million during the three months ended March 31, 2020. The increase is predominantly related to a change in our view of estimated macro-economic conditions, including unemployment rate and commercial real estate price index, in the backdrop of the COVID-19 global pandemic. Other factors that contributed to the increase include an increase in our view of remaining expected term of our loan portfolio and growth in the portfolio from new investments during the quarter. Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Provision for loan losses - Specific CECL Allowance
During the three months ended March 31, 2020, we recorded impairments on five new loans and increased the Specific CECL Allowance on two loans that previously had loan loss provisions, primarily due to the impact from COVID-19. Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance.
Foreign currency gain and (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three months ended March 31, 2020 and 2019 was $32.5 million and $0.2 million, respectively.
Unrealized loss on interest rate swap
We use an interest rate swap to manage exposure to variable cash flows on portions of our borrowings under our senior secured term loan. The interest rate swap agreement allows us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. For the three months ended March 31, 2020, we had an unrealized loss on the interest rate swap of $35.5 million. We did not have the interest rate swap at any point during the three months ended March 31, 2019.
Dividends
We have declared the following dividends in 2020:

Dividend declared per share of:	March 31, 2020
Common Stock	$0.40
Series B Preferred Stock	0.50
Subsequent Events
Refer to "Note 18 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2020.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. As of March 31, 2020, we had $1.1 billion of corporate debt and $3.6 billion of asset specific financings. We have no corporate debt maturities until August 2022. As of March 31, 2020, we had $582 million of cash on hand and $8 million of approved and undrawn capacity from our secured debt arrangements. In addition, we have a significant amount of unencumbered loan assets. In light of COVID-19 and its severe impact on the economy we have taken steps to increase our cash balances in order to maintain an adequate level of liquidity to meet future outflows. As the duration and severity of COVID-19 remain unknown, so does the impact it will have on our borrowers, lenders, and the economy as a whole. We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. At this time we believe we have sufficient liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2020	December 31, 2019
Debt to Equity Ratio (1)	1.6	1.4
———————
(1) Represents total debt less cash and loan proceeds held by servicer to total stockholders' equity.
Our primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See "Results of Operations – Loan Portfolio Overview" above for a summary of interest rates related to our investment portfolio as of March 31, 2020.

Borrowings Under Various Financing Arrangements
JPMorgan Facility
In November 2019, through three indirect wholly-owned subsidiaries, we entered into a Sixth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. The JPMorgan Facility allows for $1.3 billion of maximum borrowings (with amounts borrowed in British pounds and Euros converted to U.S. dollars for purposes of calculating availability based on the greater of the spot rate as of the initial financing under the corresponding mortgage loan and the then-current spot rate) and matures in June 2022 and has two one-year extensions available at our option, which are subject to the approval of JPMorgan and certain other conditions. The JPMorgan Facility enables us to elect to receive advances in U.S. dollars, British pounds, or Euros. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2020, we had $1.2 billion (including £75.6 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility
In March 2020, through an indirect wholly-owned subsidiary, we entered into a Third Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch, which provides for advances of up to $1.0 billion for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. The repurchase facility matures in March 2021, and has two one-year extensions available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2020, we had $507.0 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA, which provides advances up to $500.0 million and matures in November 2020, and has one one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified margin deficit thresholds.
As of March 31, 2020, we had $359.5 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
CS Facility - USD

In July 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - USD has an "evergreen" feature such that the facility continues unless terminated at any time by Credit Suisse with six months' notice. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2020, we had $325.9 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into a Global Master Repurchase Agreement with Credit Suisse Securities (Europe) Limited, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - GBP matures in September 2020. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2020, we had $84.7 million (£68.2 million assuming conversion into USD) of borrowings outstanding under the CS Facility - GBP secured by one commercial mortgage loan.
HSBC Facility - USD
In October 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility is scheduled to mature in January 2021. Margin calls may occur any time at specified aggregate margin thresholds.
As of March 31, 2020, we had $50.6 million of borrowings under the HSBC Facility - USD secured by one commercial mortgage loan.
HSBC Facility - GBP
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility is scheduled to mature in June 2020. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2020, we had $32.2 million (£26.0 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - GBP secured by one commercial mortgage loan.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility matures in July 2021. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2020, we had $151.5 million (€137.4 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one of our commercial mortgage loans.
Barclays Facility - USD
In March 2020, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement pursuant to a Master Repurchase Agreement with Barclays Bank plc. The Barclays Facility - USD allows for $200.0 million of maximum borrowings and initially matures in March 2023 with extensions available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
Barclays Facility - GBP/EUR
Beginning in October 2019, through an indirect wholly-owned subsidiary, we entered into five secured debt arrangements pursuant to a Global Master Repurchase Agreement with Barclays Bank plc. Margin calls may occur any time at specified aggregate margin deficit thresholds.
The table below provides the currency, outstanding balance, stated maturity, and extended maturity for each of the five secured debt arrangements under the Barclays Facility - GBP/EUR:

Local Currency	Borrowings outstanding (in $)	Fully-Extended Maturity(1)
GBP	$217,350	December 2023
GBP	156,958	February 2023
GBP	149,830	October 2024
GBP	121,716	September 2023
Sub-total/Weighted-Average	$645,854	November 2023
EUR	179,586	see below
Total/Weighted-Average	$825,440
———————
(1) Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
The Barclays Facility - EUR has an "evergreen" feature such that the facility continues for one year and can be terminated by either party on certain dates with, depending on the date of notice, a minimum of nine to twelve month notice.
As of March 31, 2020, we had $825.4 million (£520.0 million and €162.8 million assuming conversion into U.S.
dollars) of borrowings outstanding under the Barclays Facility - GBP/EUR secured by five of our commercial mortgage loans.
Debt Covenants
The guarantees related to our secured debt arrangements contain the following financial covenants (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017 (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 3.75:1; and (iii) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million.
Senior Secured Term Loan
In May 2019, we entered into the $500.0 million senior secured term loan. During the three months ended March 31, 2020, we repaid $1.3 million of principal related to the senior secured term loan. The senior secured term loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The outstanding balance as of March 31, 2020 was $496.3 million. The senior secured term loan matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The senior secured term loan includes the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
Convertible Senior Notes
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At March 31, 2020, the 2022 Notes had a carrying value of $338.4 million and an unamortized discount of $6.6 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At March 31, 2020, the 2023 Notes had a carrying value of $224.2 million and an unamortized discount of $5.8 million.
Cash Generated from Equity Offerings
During the second quarter of 2019, we completed a follow-on public offering of 17,250,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $18.27 per share. The aggregate net proceeds from the offering were $314.8 million after deducting offering expenses.
In March 2020, our board of directors approved a stock repurchase program for up to an aggregate of $150.0 million of our common stock. In March 2020, we repurchased 300,000 shares of common stock under this plan for $2.4 million.
Other Potential Sources of Financing

Our primary sources of cash currently consist of cash available, which was $582.1 million as of March 31, 2020, principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings. As of March 31, 2020 we also held $1.2 billion of unencumbered assets, consisting of $0.2 billion of senior mortgages and $1.0 billion of mezzanine loans.
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

At March 31, 2020, our debt-to-equity ratio was 1.6 and our portfolio was comprised of $5.4 billion of commercial mortgage loans and $1.0 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.
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

The board of directors must approve any change in or waiver to these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of March 31, 2020 are summarized as follows ($ in thousands):

	Less than 1 year (1)	1 to 2 years(1)	2 to 3 years (1)	3 to 5 years (1)	More than 5 years (1)	Total
Secured debt arrangements(1)(2)	$344,787	$1,117,097	$205,964	$2,144,893	$—	$3,812,741
Senior secured term loan(2)	22,316	22,141	21,965	43,451	523,406	633,279
Convertible senior notes	28,750	28,750	363,978	237,211	—	658,689
Unfunded loan commitments (3)(4)	528,627	729,951	289,918	17,482	11,793	1,577,771
Total	$924,480	$1,897,939	$881,825	$2,443,037	$535,199	$6,682,480
———————

(1)	Assumes underlying assets are financed through the fully extended maturity date of the secured debt arrangement.

(2)	Based on the applicable benchmark rates as of March 31, 2020 on the floating rate debt for interest payments due.

(3)
Based on our expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect our operating results. Refer to "Note 15– Commitments and Contingencies" for further detail regarding unfunded loan commitments.

(4)
In connection with the sale of three loans, which sale closed subsequent to March 31, 2020, as discussed in "Note 18 - Subsequent Events," we were relieved of future funding obligations totaling $172.6 million, which is excluded from the above table, all of which was expected to be funded within two years of March 31, 2020.

Loan Commitments. As of March 31, 2020, we had $1.8 billion of unfunded loan commitments, comprised of $1.8 billion related to our commercial mortgage loan portfolio, and $40.5 million related to our subordinate loan portfolio.
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
The current term of the Management Agreement will expire on September 29, 2020. Absent certain action by the independent directors of our board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one-year term. The Management Agreement may be terminated upon expiration of the one-year term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Management Agreement are not fixed and determinable. Following a meeting by our independent directors in February 2020, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to terminate the Management Agreement.
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
As of March 31, 2020, we had 6,770,393 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On or after September 21, 2020, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
On June 10, 2019, we redeemed all 6,900,000 shares of Series C Preferred Stock outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223.

Non-GAAP Financial Measures

Operating Earnings
For the three months ended March 31, 2020, our Operating Earnings were $62.7 million, or $0.40 per share as compared to $68.4 million, or $0.50 per share for the same period in the prior year. Operating Earnings is a non-GAAP financial measure that we define as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Beginning with the quarter ended December 31, 2018, we modified our definition of Operating Earnings to include the impact from forward points on our foreign currency hedges, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms. These amounts may not be included in GAAP net income in the same period as this adjustment. Generally these amounts would be included in prior period GAAP net income as unrealized gains on forward currency contracts. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors.
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

	Three months ended March 31,
	2020	2019
Weighted-Averages	Shares	Shares
Weighted-average diluted shares - GAAP	153,948,191	134,607,107
Unvested RSUs	2,007,242	1,849,564
Weighted-average diluted shares - Operating Earnings	155,955,433	136,456,671

	Three months ended March 31, 2020			Three months ended March 31, 2019

Weighted-Averages	Face	Price	Shares	Face	Price	Shares
Weighted-average diluted shares - GAAP			153,948,191			164,683,086
2019 Notes(1)	N/A	N/A	—	$26,487	$17.17	(1,542,708)
2022 Notes	$345,000	$19.91	—	$345,000	$19.91	(17,327,970)
2023 Notes	$230,000	$20.53	—	$230,000	$20.53	(11,205,301)
Unvested RSUs	N/A	N/A	2,007,242	N/A	N/A	1,849,564
Weighted-average diluted shares - Operating Earnings			155,955,433			136,456,671
———————
(1) Face represents the weighted-average balances during the period.

Computation of Share Count for Operating Earnings
	Three months ended March 31,
	2020	2019
Basic weighted-average shares of common stock outstanding	153,948,191	134,607,107
Weighted-average unvested RSUs	2,007,242	1,849,564
Weighted-average diluted shares - Operating Earnings	155,955,433	136,456,671

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
The table below summarizes the reconciliation from net income (loss) available to common stockholders to Operating Earnings ($ in thousands):

	Three months ended March 31,
	2020	2019
Net income (loss) available to common stockholders	$(131,227)	$60,923
Adjustments:
Equity-based compensation expense	4,263	3,901
Unrealized loss on interest rate swap	35,548	—
(Gain) loss on currency forwards	(70,491)	6,720
Foreign currency (gain) loss, net	37,949	(6,894)
Realized gains relating to interest income on foreign currency hedges, net	256	418
Realized gains relating to forward points on foreign currency hedges, net	2,171	2,431
Amortization of the convertible senior notes related to equity reclassification	754	909
Provision for loan losses	183,465	—
Total adjustments:	193,915	7,485
Operating Earnings	$62,688	$68,408
Diluted Operating Earnings per share of common stock (1)	$0.40	$0.50
Basic weighted-average shares of common stock outstanding	153,948,191	134,607,107
Weighted-average diluted shares - Operating Earnings	155,955,433	136,456,671
———————
(1) For the computation of diluted Operating Earnings per share of common stock, for the three months ended March 31, 2020 and 2019, $0.0 million and $8.4 million, respectively, of interest expense related to the Notes is not deducted from the numerator and the potentially dilutive shares related to the Notes are excluded from the denominator.

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	March 31, 2020	December 31, 2019
Stockholders' Equity	$2,400,911	$2,629,975
Series B Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$2,231,651	$2,460,715
Common Stock	153,740,547	153,537,296
Book value per share	$14.52	$16.03

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2019	$16.03
Net unrealized gain on currency hedges	0.20

Repurchase of common stock	0.01
Decrease in fair value on interest rate swap	(0.24)
Vesting and delivery of RSUs	(0.07)
Other	(0.01)
Book value per share at March 31, 2020 prior to CECL Allowances	$15.92
Specific CECL Allowance	$(0.98)
Book value per share at March 31, 2020 prior to General CECL Allowance	$14.94
General CECL Allowance	$(0.42)
Book value per share at March 31, 2020	$14.52

We believe that presenting book value per share with sub-totals prior to the CECL Allowances is useful for investors for various reasons. These include, among other things, the calculations for our covenants related to tangible net worth and debt-to-equity under our secured debt arrangements and senior secured term loan B permit us to add the General CECL Allowance to our GAAP stockholders' equity.

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

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following March 31, 2020, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase (Decrease) to net interest income (1)(2)	Increase (Decrease) to net interest income (per share) (1)(2)	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)
USD	$1,407,945	$(3,888)	$(0.02)	$7,272	$0.04
GBP	510,947	2,191	0.01	402	0.01
EUR	169,820	417	—	—	—
Total:	$2,088,712	$(1,280)	$(0.01)	$7,674	$0.05
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

Market Risk
Commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; pandemics; natural disasters and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses. Market volatility has been particularly heightened due to the COVID-19 global pandemic. COVID-19 has disrupted economic activities and could have a continued significant adverse effect on economic and market conditions including limited lending from financial institutions, depressed asset values, and limited market liquidity.
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
During the period ended March 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within ARI to disclose material information otherwise required to be set forth in our periodic reports.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court. The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs filed a timely notice of appeal on December 6, 2019 but have not yet filed their appellate brief. We believe the claims are without merit and plan to vigorously defend the case on appeal. We do not believe this will have a material adverse effect on our consolidated financial statements.

Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in "Item 1A. Risk Factors" in our Annual Report.

In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of our Annual Report, we are supplementing the risk factors discussed in our Annual Report with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report.

Major public health issues, including the current outbreak of COVID-19, and related disruptions in the U.S. and global economy and financial markets have and continue to adversely impact or disrupt our financial condition and results of operations.
The recent outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. On March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The global impact of the outbreak has been rapidly evolving, and as cases of the virus increased around the world, governments and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Many governments, including where real estate is located that secures or underlies a significant portion of our mortgage and other real estate-related loans, have reacted by instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, with exceptions, in certain cases, available for certain essential operations and businesses, and/or restrictions on types of construction projects that may continue. Further, such actions have created, and expect to continue to create disruption in real estate financing transactions and the commercial real estate market and adversely impact a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and continue to cause regional, national and global economic slowdowns and potentially trigger recessions in any or all of these areas.
In the United States, there have been a number of federal, state and local government initiatives applicable to a significant number of mortgage loans, to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. On March 27, 2020, the U.S. Congress approved the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and President Trump signed it into law. The CARES Act provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness and/or forbearance. Although this action by the federal government, together with other actions taken at the federal, regional and local levels are intended to support these economies, there is no guarantee that such measures will provide sufficient relief to avoid continued adverse effects on the economy and potentially a recession. Similar actions have been taken by governments around the globe but as is the case in the United States there is no assurance that such measures will prevent further economic disruptions, which may be significant, around the world.
We believe that our and the Manager's ability to operate, our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own have been, and will continue to be impacted by the effects of COVID-19 and could in the future be impacted by another pandemic or other major public health issues. While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately predict the impact on our business from such events.
The effects of COVID-19 have adversely impacted the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully. Some of the factors that impacted us to date and may continue to affect us include the following:

•
difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the financial markets or deteriorations in credit and financing conditions may affect our ability and our borrowers’ ability to make regular payments of principal and interest (whether due to an inability to make such payments, an unwillingness to make such payments, or a waiver of the requirement to make such payments on a timely basis or at all);

•	the extent the value of commercial real estate declines, which would also likely negatively impact the value of the loans we own, which could lead to additional margin calls;

•
our ability to continue to satisfy any additional margin calls from our lenders and to the extent we are unable to satisfy any such margin calls, any acceleration of our indebtedness, increase in the interest rate on advanced funds, termination of our ability to borrow funds from them, or foreclosure by our lenders on our assets;

•	our ability to remain in compliance with the financial covenants in our financing agreements with our lenders in the event of impairments in the value of the loans we own;

•
disruptions to the efficient function of our operations because of, among other factors, any inability to access short-term or long-term financing for the mortgage loans and other real estate-related loans we make;

•	our need to sell assets, including at a loss;

•	to the extent we elect or are forced to reduce our loan origination activities;

•
inability of borrowers under our construction loans to continue or complete construction as planned for their operations, which may affect their ability to complete construction and collect rent and, consequently, their ability to pay principal or interest on our construction loans;

•
inability by loan servicers to operate in affected areas or at all, including due to the bankruptcy of one or more servicers, or the inability of the Manager to effectively oversee servicers in certain of their activities or perform certain loan administration functions;

•
inability of other third-party vendors we rely on to conduct our business to operate effectively and continue to support our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services;

•
decreases in observable market activity or unavailability of information, resulting in restricted access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including valuing the loans we own, including estimated impairments, and estimates and changes in long term macro-economic assumptions relating to accounting for CECL Allowances;

•
effects of legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues, which could result in additional regulation or restrictions affecting the conduct of our business; and

•	our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.

The rapid development and fluidity of the circumstances resulting from this pandemic precludes any prediction as to the ultimate adverse impact of COVID-19. There are no comparable recent events which provide guidance as to the effect of the spread of COVID-19 and a pandemic on our business. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows. Moreover, many risk factors set forth in our Annual Report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth the Company's repurchases of common stock during the three months ended March 31, 2020 ($ in thousands, except per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	—	—	—	—
February 1, 2020 through February 29, 2020	—	—	—	—
March 1, 2020 through March 31, 2020	300,000	$8.11	300,000	$147,564
Total	300,000	$8.11	300,000	$147,564
———————
(1) On March 16, 2020, we announced that our board of directors approved a stock repurchase program to authorize the Company to repurchase up to an aggregate of $150.0 million of our common stock. This repurchase program has no expiration date and may be suspended or terminated by us at any time without prior notice. This $150.0 million program replaces the previous program authorized in November 2013, which has been terminated.

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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO COMMERCIAL REAL ESTATE FINANCE, INC.

May 7, 2020

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)