Form 10-Q
period 2020-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2020-07-30
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
As of July 29, 2020, there were 147,661,102 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$487,165	$452,282
Commercial mortgage loans, net(1)(2)	5,343,437	5,326,967
Subordinate loans and other lending assets, net(2)	1,044,400	1,048,126
Derivative assets, net	49,294	—
Other assets	45,218	52,716
Loan proceeds held by servicer	—	8,272
Total Assets	$6,969,514	$6,888,363
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $15,079 and $17,190 in 2020 and 2019, respectively)	$3,425,098	$3,078,366
Convertible senior notes, net	563,583	561,573
Senior secured term loan, net (net of deferred financing costs of $7,737 and $7,277 in 2020 and 2019, respectively)	485,179	487,961
Accounts payable, accrued expenses and other liabilities(3)	120,190	100,712
Payable to related party	9,958	10,430
Derivative liabilities	—	19,346
Total Liabilities	4,604,008	4,258,388
Commitments and Contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized:
Series B preferred stock, 6,770,393 shares issued and outstanding ($169,260 liquidation preference)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 148,326,806 and 153,537,296 shares issued and outstanding in 2020 and 2019, respectively	1,483	1,535
Additional paid-in-capital	2,781,111	2,825,317
Accumulated deficit	(417,156)	(196,945)
Total Stockholders’ Equity	2,365,506	2,629,975
Total Liabilities and Stockholders’ Equity	$6,969,514	$6,888,363
———————
(1) Includes $5,330,380 and $4,852,087 pledged as collateral under secured debt arrangements in 2020 and 2019, respectively

(2) Net of $242,025 CECL Allowances in 2020, comprised of $197,481 Specific CECL Allowance and $44,544 General CECL Allowance. Net of $56,981 provision for loan loss in 2019.

(3) Includes $4,119 of General CECL Allowance related to unfunded commitments on our loans in 2020.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net interest income:
Interest income from commercial mortgage loans	$75,641	$77,458	$157,496	$155,744
Interest income from subordinate loans and other lending assets	32,616	41,043	66,634	81,882
Interest expense	(37,498)	(33,511)	(78,703)	(69,806)
Net interest income	70,759	84,990	145,427	167,820
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,252 and $8,515 in 2020 and $4,294 and $8,195 in 2019, respectively)	(6,425)	(6,574)	(12,956)	(12,725)
Management fees to related party	(9,957)	(10,259)	(20,225)	(19,872)
Total operating expenses	(16,382)	(16,833)	(33,181)	(32,597)
Other income	591	484	1,351	1,002
Realized loss on investments	(16,405)	(12,513)	(16,405)	(12,513)
Reversal of (provision for) loan losses(1)	25,169	15,000	(158,296)	15,000
Foreign currency translation gain (loss)	2,559	(7,777)	(35,390)	(883)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $9,004 and $53,432 in 2020 and $10,787 and $(4,198) in 2019, respectively)	(2,995)	11,186	67,496	4,466
Loss on interest rate hedging instruments (includes unrealized gains (losses) of $50,756 and $15,208 in 2020 and $(13,113) in 2019, respectively)	(3,095)	(13,113)	(38,643)	(13,113)
Net income (loss)	$60,201	$61,424	$(67,641)	$129,182
Preferred dividends	(3,385)	(4,919)	(6,770)	(11,754)
Net income (loss) available to common stockholders	$56,816	$56,505	$(74,411)	$117,428
Net income (loss) per share of common stock:
Basic	$0.37	$0.38	$(0.50)	$0.83
Diluted	$0.36	$0.37	$(0.50)	$0.80
Basic weighted-average shares of common stock outstanding	151,523,513	145,567,963	152,735,852	140,117,813
Diluted weighted-average shares of common stock outstanding	182,083,702	174,101,234	152,735,852	169,418,177
Dividend declared per share of common stock	$0.35	$0.46	$0.75	$0.92
———————
(1) Comprised of $(9,500) and $140,500 of Specific CECL (Reversals) Allowance and $(15,669) and $17,796 of General CECL (Reversals) Allowance for the three and six months ended June 30, 2020, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2020	6,770,393	$68	153,537,296	$1,535	$2,825,317	$(196,945)	$2,629,975
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	(30,867)	(30,867)
Capital increase (decrease) related to Equity Incentive Plan	—	—	503,251	5	(2,236)	—	(2,231)
Repurchase of common stock	—	—	(300,000)	(3)	(2,438)	—	(2,441)
Net loss	—	—	—	—	—	(127,842)	(127,842)
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.40 per share	—	—	—	—	—	(62,298)	(62,298)
Balance at March 31, 2020	6,770,393	$68	153,740,547	$1,537	$2,820,643	$(421,337)	$2,400,911
Capital increase related to Equity Incentive Plan	—	—	82,235	1	4,251	—	4,252
Repurchase of common stock	—	—	(5,495,976)	(55)	(43,783)	—	(43,838)
Net income	—	—	—	—	—	60,201	60,201
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(52,635)	(52,635)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(3,385)	(3,385)
Balance at June 30, 2020	6,770,393	$68	148,326,806	$1,483	$2,781,111	$(417,156)	$2,365,506

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2019	13,670,393	$137	133,853,565	$1,339	$2,638,441	$(130,170)	$2,509,747
Capital increase (decrease) related to Equity Incentive Plan	—	—	433,426	4	(1,099)	—	(1,095)
Conversions of convertible senior notes for common stock	—	—	1,967,361	20	33,758	—	33,778
Net income	—	—	—	—	—	67,758	67,758
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(6,835)	(6,835)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(63,529)	(63,529)
Balance at March 31, 2019	13,670,393	$137	136,254,352	$1,363	$2,671,100	$(132,776)	$2,539,824
Capital increase related to Equity Incentive Plan	—	—	27,245	—	4,294	—	4,294
Issuance of common stock	—	—	17,250,000	172	314,985	—	315,157
Redemption of preferred stock	(6,900,000)	(69)	—	—	(172,431)	—	(172,500)
Offering costs	—	—	—	—	(406)	—	(406)
Net income	—	—	—	—	—	61,424	61,424
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(4,919)	(4,919)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(71,475)	(71,475)
Balance at June 30, 2019	6,770,393	$68	153,531,597	$1,535	$2,817,542	$(147,746)	$2,671,399

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the six months ended June 30,
	2020	2019
Cash flows provided by operating activities:
Net income (loss)	$(67,641)	$129,182
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium and PIK	(36,449)	(40,490)
Amortization of deferred financing costs	6,577	5,487
Equity-based compensation	8,515	3,195
Provision for (reversal of) loan losses	158,296	(15,000)
Realized loss on investments	16,405	12,513
Foreign currency loss	48,404	3,068
Unrealized (gain) loss on derivative instruments	(68,640)	17,311
Changes in operating assets and liabilities:
Other assets	(9,615)	(6,460)
Accounts payable, accrued expenses and other liabilities	(1,921)	668
Payable to related party	(472)	455
Net cash provided by operating activities	53,459	109,929
Cash flows used in investing activities:
New funding of commercial mortgage loans	(447,440)	(511,310)
Add-on funding of commercial mortgage loans	(197,261)	(175,497)
New funding of subordinate loans and other lending assets	—	(276,607)
Add-on funding of subordinate loans and other lending assets	(25,766)	(12,825)
Proceeds received from the repayment and sale of commercial mortgage loans	397,994	341,453
Proceeds received from the repayment of subordinate loans and other lending assets	1,885	130,567
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	6,110	12,275
Increase (decrease) in collateral held related to derivative contracts, net	55,550	(18,180)
Net cash (used in) provided by investing activities	(208,928)	(510,124)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	315,157
Redemption of preferred stock	—	(172,500)
Repurchase of common stock	(46,279)	—
Payment of offering costs	—	(141)
Proceeds from secured debt arrangements	1,373,643	981,529
Repayments of secured debt arrangements	(980,280)	(1,063,071)
Repayments of senior secured term loan principal	(2,500)	—
Proceeds from issuance of senior secured term loan	—	497,500
Exchanges of convertible senior notes	—	(704)
Payment of deferred financing costs	(7,522)	(9,416)
Other financing activities	(6,494)	—
Dividends on common stock	(133,446)	(126,289)
Dividends on preferred stock	(6,770)	(15,204)
Net cash (used in) provided by financing activities	190,352	406,861
Net increase in cash and cash equivalents	34,883	6,666
Cash and cash equivalents, beginning of period	452,282	109,806
Cash and cash equivalents, end of period	$487,165	$116,472
Supplemental disclosure of cash flow information:
Interest paid	$71,974	$62,915
Supplemental disclosure of non-cash financing activities:
Exchange of convertible senior notes for common stock	$—	$33,778
Dividend declared, not yet paid	$56,256	$74,295
Offering costs payable	$—	$265
Loan proceeds held by servicer	$—	$4,619
Deferred financing costs, not yet paid	$2,596	$4,095
Transfer of proceeds borrowed under secured credit facilities to Barclays Private Securitization	$782,006	$—

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Risks and Uncertainties
During the first quarter of 2020, there was a global outbreak of a novel coronavirus ("COVID-19"), which was declared by the World Health Organization as a pandemic. In response to COVID-19, the United States and numerous other countries have declared national emergencies, which has led to large scale quarantines as well as restrictions to business deemed non-essential. These responses to COVID-19 have disrupted economic activities and could have a continued significant adverse effect on economic and market conditions. As we are still in the midst of the COVID-19 pandemic we are not in a position to estimate the ultimate impact this will have on our business and the economy as a whole. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of June 30, 2020. The uncertainty surrounding COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
The CECL Standard requires us to record an allowance for credit losses that are deducted from the carrying amount of our loan portfolio to present the net carrying value at the amounts expected to be collected on the assets. We adopted the CECL Standard through a cumulative-effect adjustment to retained earnings on January 1, 2020. Subsequent changes to the General CECL Allowance are recognized through net income (loss) on our condensed consolidated statement of operations.
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
We derived an annual historical loss rate based on a commercial mortgage backed securities ("CMBS") database with historical losses from 1998 to the first quarter of 2020 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year.
The General CECL Allowance on subordinate loans is calculated by incorporating both the loan balance of the position(s) of the structurally senior third-party lender(s) and the balance of our subordinate loan. The subordinate loan, by virtue of being the first loss position, is required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage allowance attributable to the subordinate loan. The General CECL Allowance on unfunded loan commitments is time-weighted based on our expected commitment to fund such obligations. The General CECL Allowance on unfunded commitments is recorded as a liability on the condensed consolidated balance sheet within accounts payable, accrued expenses and other liabilities. At adoption, the General CECL Allowance was $30.9 million and was recorded in the condensed consolidated statement of changes in stockholders’ equity.
Refer to Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets for further information regarding CECL.

Secured Debt Arrangements
Secured debt arrangements are accounted for as financing transactions, unless they meet the criteria for sale accounting. Loans financed through a secured debt arrangement remain on our balance sheet as an asset and cash received from the purchaser is recorded on our condensed consolidated balance sheet as a liability. Interest incurred in accordance with secured debt arrangements is recorded as interest expense.
During the second quarter 2020, we entered into a private securitization with Barclays Bank, plc (the "Barclays Private Securitization"). We have determined that the issuer of this securitization, ACRE Debt 2 PLC, is a Variable Interest Entity ("VIE") of which we were deemed to be the primary beneficiary and therefore, we consolidated the operations of this entity for GAAP. The collateral assets of the securitization are included in commercial mortgage loans, net on our condensed consolidated balance sheet. The liabilities of the securitization to the senior noteholders, excluding the notes held by us, are included in secured debt arrangements, net on our condensed consolidated balance sheet.

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
The estimated fair values of our derivative instruments are determined using a discounted cash flow analysis on the expected cash flows of each instrument. Our derivative instruments are classified as Level II in the fair value hierarchy.
The fair values of foreign exchange forwards are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying countries.
The fair value of interest rate swaps is determined by comparing the present value of remaining fixed payments to the present value of expected floating rate payments based on the forward one-month London Inter-bank Offered Rate ("LIBOR") curve. As of June 30, 2020, we had no interest rate swaps on our condensed consolidated balance sheet.
The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third party expert's expectation of future interest rates derived from observable market interest rate curves and volatilities.
The following table summarizes the levels in the fair value hierarchy into which our derivative assets were categorized as of June 30, 2020 and December 31, 2019 ($ in thousands):

	Fair Value as of June 30, 2020				Fair Value as of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Foreign currency forward, net	$—	$48,556	$—	$48,556	$—	$—	$—	$—
Interest rate cap	—	738	—	738	—	—	—	—
Total financial instruments assets	$—	$49,294	$—	$49,294	$—	$—	$—	$—

The following table summarizes the levels in the fair value hierarchy into which our derivative liabilities were categorized as of June 30, 2020 and December 31, 2019 ($ in thousands):

	Fair Value as of June 30, 2020				Fair Value as of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Foreign currency forward, net	$—	$—	$—	$—	$—	$(4,876)	$—	$(4,876)
Interest rate swap liability	—	—	—	—	—	(14,470)	—	(14,470)
Total financial instrument liabilities	$—	$—	$—	$—	$—	$(19,346)	$—	$(19,346)

Note 4 – Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at June 30, 2020 and December 31, 2019 ($ in thousands):

Loan Type	June 30, 2020	December 31, 2019
Commercial mortgage loans, net (1)	$5,343,437	$5,326,967
Subordinate loans and other lending assets, net	1,044,400	1,048,126
Total	$6,387,837	$6,375,093

  ———————

(1)	Includes $125.7 million and $126.7 million in 2020 and 2019, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 95% floating rate loans, based on amortized cost, as of June 30, 2020 and December 31, 2019, respectively.

Activity relating to our loan portfolio, for the six months ended June 30, 2020, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific Provision for Loan Loss	Carrying Value, Net
December 31, 2019	$6,467,842	$(35,768)	$(56,981)	$6,375,093
New loan fundings	447,440	—	—	447,440
Add-on loan fundings (2)	223,027	—	—	223,027
Loan repayments and sales	(398,402)	—	—	(398,402)
Gain (loss) on foreign currency translation	(90,893)	1,327	—	(89,566)
Specific CECL Allowance	—	—	(140,500)	(140,500)
Realized loss on investment	(15,000)	—	—	(15,000)
Net loss on loan sales	(4,948)	3,543	—	(1,405)
Deferred fees	—	(5,718)	—	(5,718)
PIK interest and amortization of fees	24,656	12,756	—	37,412
June 30, 2020	$6,653,722	$(23,860)	$(197,481)	$6,432,381
General CECL Allowance (3)				(44,544)
Carrying value net, as of June 30, 2020				$6,387,837
———————

(1)	Other items primarily consist of purchase discounts or premiums, gains and losses on loan sales, exit fees and deferred origination expenses.

(2)	Represents fundings for loans closed prior to 2020.

(3)
$4.1 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	June 30, 2020	December 31, 2019
Number of loans	71	72
Principal balance	$6,653,722	$6,467,842
Carrying value, net	$6,387,837	$6,375,093
Unfunded loan commitments (1)	$1,462,774	$1,952,887
Weighted-average cash coupon (2)	5.9%	6.5%
Weighted-average remaining fully-extended term (3)	3.1 years	3.3 years
Weighted-average expected term (4)	2.1 years	1.8 years
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

(3)	Assumes all extension options are exercised.

(4)	Expected term represents our estimated timing of repayments as of June 30, 2020 and December 31, 2019, respectively.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2020		December 31, 2019
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio
Office	$1,764,267	27.4%	$1,401,400	22.0%
Hotel	1,551,144	24.1	1,660,162	26.0
Residential-for-sale: construction	783,359	12.2	692,816	10.9
Residential-for-sale: inventory	282,034	4.4	321,673	5.1
Urban Retail	622,894	9.7	643,706	10.1
Healthcare	355,121	5.5	371,423	5.8
Urban Predevelopment	294,401	4.6	409,864	6.4
Other	779,161	12.1	874,049	13.7
Total	$6,432,381	100.0%	$6,375,093	100.0%
General CECL Allowance	(44,544)
Total carrying value, net	$6,387,837

  ———————
(1) Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.

Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2020		December 31, 2019
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio
New York City	$2,359,066	36.7%	$2,167,487	34.0%
Northeast	132,308	2.1	110,771	1.7
United Kingdom	1,236,696	19.2	1,274,390	20.0
West	725,507	11.3	728,182	11.4
Midwest	556,873	8.6	614,337	9.6
Southeast	521,586	8.1	564,166	8.9
Other	900,345	14.0	915,760	14.4

Total	$6,432,381	100.0%	$6,375,093	100.0%
General CECL Allowance	(44,544)
Total carrying value, net	$6,387,837

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

The following tables allocate the carrying value of our loan portfolio based on our internal risk ratings and date of origination at the dates indicated ($ in thousands):

June 30, 2020
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2020	2019	2018	2017	2016	Prior
1	—	—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.5%	—	—	—	—	—	32,000
3	63	6,002,285	93.3%	431,012	2,616,479	1,438,946	782,956	88,861	644,031
4	1	8,000	0.1%	—	—	—	8,000	—	—
5	6	390,096	6.1%	—	—	28,872	126,871	114,910	119,443
Total	71	$6,432,381	100.0%	$431,012	$2,616,479	$1,467,818	$917,827	$203,771	$795,474
General CECL Allowance		(44,544)
Total carrying value, net		$6,387,837

W.A. Risk Rating		3.1

December 31, 2019
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2019	2018	2017	2016	2015	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	8	348,324	5.5%	—	241,676	—	36,250	24,546	45,852
3	61	5,707,555	89.5%	2,736,825	1,355,014	912,636	72,540	499,700	130,840
4	1	182,910	2.9%	—	—	—	182,910	—	—
5	2	136,304	2.1%	—	—	—	—	—	136,304
Total	72	$6,375,093	100.0%	$2,736,825	$1,596,690	$912,636	$291,700	$524,246	$312,996

W.A. Risk Rating		3.0

Current Expected Credit Losses

Refer to the following schedule of the General CECL Allowance as of June 30, 2020, and as of the date of adoption, January 1, 2020 ($ in thousands):

	June 30, 2020	January 1, 2020(1)
Commercial mortgage loans, net	$22,775	$12,149
Subordinate loans and other lending assets, net	21,769	15,630
Unfunded commitments(2)	4,119	3,088
Total General CECL Allowance	$48,663	$30,867
  ———————
(1) As of January 1, 2020, we adopted the CECL Standard through a cumulative-effect adjustment to retained earnings
(2) The General CECL Allowance on Unfunded commitments is recorded as a liability on the condensed consolidated balance sheet within accounts payable, accrued expenses and other liabilities

In assessing the General CECL Allowance, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.
The General CECL Allowance increased by $17.8 million from initial adoption on January 1, 2020, to June 30, 2020. The increase is predominantly related to a change in our view of estimated macroeconomic conditions in the backdrop of the global pandemic. Other factors that contributed to the increase include an increase in our view of remaining expected term of our loan portfolio and growth in the portfolio from new investments during the quarter.
The General CECL Allowance decreased by $15.7 million in the quarter ended June 30, 2020. The decrease is primarily related to an improved view of estimated macroeconomic conditions since prior quarter end. Other factors that contributed to the decrease were seasoning of the portfolio and loan sales that occurred during the quarter.
Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.

We have made an accounting policy election to exclude $44.0 million accrued interest receivable, included in Other Assets on the condensed consolidated balance sheet, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance as any uncollected accrued interest receivable is written off in a timely manner. We discontinue accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan is a reduction to its amortized cost. The amortized cost basis for loans on cost recovery was $390.1 million and $136.3 million as of June 30, 2020 and December 31, 2019, respectively. For the three and six months ended June 30, 2020, we received $0.6 million and $1.2 million, respectively, in interest that reduced amortized cost under the cost recovery method. Accrued interest is past due for 90 or more days for loans with an amortized cost basis of $390.1 million and $136.3 million as of June 30, 2020 and December 31, 2019, respectively.

The following schedule illustrates the quarterly changes in the CECL Allowance since we adopted the CECL Standard on January 1, 2020 ($ in thousands):

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2019	$56,981	$—	$—	$—	$56,981	—%	—%
Changes:
January 1, 2020 - Adoption of CECL Standard	—	27,779	3,088	30,867	30,867
Q1 Allowances	150,000	30,494	2,971	33,465	183,465

March 31, 2020	$206,981	$58,273	$6,059	$64,332	$271,313	1.08%	4.05%
Changes:
Q2 Allowances (Reversals)	5,500	(13,729)	(1,940)	(15,669)	(10,169)
Realized Loss	(15,000)	—	—	—	(15,000)
June 30, 2020	$197,481	$44,544	$4,119	$48,663	$246,144	0.81%	3.71%
  ———————
(1) As of December 31, 2019, amount represents specific loan loss provisions recorded on assets before the adoption of the CECL Standard. After the adoption of the CECL Standard on January 1, 2020, amounts represent Specific CECL Allowances.

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

We evaluate our loans on a quarterly basis. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in accordance with the CECL Standard. In accordance with the practical expedient approach, we determine the loan loss provision to be the difference between the fair value of the underlying collateral and the carrying value of the loan (prior to the loan loss provision). The fair value of the underlying collateral is determined by using method(s) including a discounted cash flow ("DCF") or direct capitalization approach. The key unobservable inputs used to determine the fair value of the underlying collateral may vary depending on the information available to us and market conditions as of the valuation date.

We evaluate modifications to our loan portfolio to determine if the modifications constitute a troubled debt restructuring ("TDR") and/or substantial modification, under ASC Topic 310 "Receivables". During the second quarter of 2020, one commercial mortgage loan, secured by a hotel in New York City, was restructured and was deemed to be a TDR. In connection with this restructuring, the borrower contributed additional equity of $15.0 million and concurrently we wrote down our principal on this loan by $15.0 million, which had been previously recorded as a Specific CECL Allowance. As of June 30, 2020, the loan had a principal balance and amortized cost of $142.8 million and $144.3 million, respectively, has a risk rating of 3, and is on accrual status. During the three months ended June 30, 2020, the CECL Allowance of $15.0 million was reversed through reversal of loan losses, while the write-down was recorded in realized loss on investments in the condensed consolidated statement of operations.

The following table summarizes the specific provision for loan losses that has been recorded on our portfolio as of June 30, 2020 ($ in thousands):

Type	Property type	Location	Amortized cost(1)	Interest recognition status/ as of date
Mortgage
	Urban Predevelopment(3)	Brooklyn, NY	126,871	Cost Recovery/ 3/1/2020
	Urban Predevelopment(3)	Miami, FL	114,910	Cost Recovery/ 3/1/2020
	Retail Center(4)(5)	Cincinnati, OH	103,424	Cost Recovery/ 10/1/2019
	Hotel(2)	Pittsburgh, PA	28,872	Cost Recovery/ 3/31/2020
	Residential-for-sale: inventory(6)(7)	Bethesda, MD	2,695	Cost Recovery/ 1/1/2018
Mortgage total:			$376,772
Mezzanine
	Hotel(2)	Washington, DC	$13,324	Cost Recovery/ 3/31/2020
Mezzanine total:			$13,324
Grand total:			$390,096
  ———————

(1)
Amortized cost is shown net of $197.5 million of provisions, $5.5 million and $140.5 million of which were taken during the three and six months ended June 30, 2020 due to factors including COVID-19. See Note 2 for additional information regarding COVID-19.

(2)
The fair value of hotel collateral was determined by applying a discount rate ranging from 8.5% to 11.0% and a capitalization rate ranging from 7.0% to 9.0%. For the hotel located in Washington, DC, during the three and six months ended June 30, 2020, $0.2 million of interest paid was applied towards reducing the carrying value of the loan.

(3)	The fair value of urban predevelopment collateral was determined by assuming rent per square foot ranging from $48 to $225 and a capitalization rate ranging from 5.0% to 5.5%.

(4)	The fair value of retail collateral was determined by applying a capitalization rate of 8.3%.

(5)
The entity in which we own an interest and which owns the underlying property was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE. During the three and six months ended June 30, 2020, $0.4 million and $1.1 million, respectively, of interest paid was applied towards reducing the carrying value of the loan.

(6)	The fair value of residential-for-sale: inventory was determined by assuming a sales price per square foot of $371.

(7)	A $3.0 million portion of this provision was recorded on an investment previously recorded under other assets on our condensed consolidated balance sheet.
Other Loan and Lending Assets Activity
We recognized payment-in-kind ("PIK") interest of $12.4 million and $24.8 million for the three and six months ended June 30, 2020, respectively, and $14.6 million and $29.1 million for the three and six months ended June 30, 2019, respectively.
We recognized $0 and $0.2 million in pre-payment penalties and accelerated fees for the three and six months ended June 30, 2020, respectively, and $0 and $3.7 million for the three and six months ended June 30, 2019, respectively.
Our portfolio includes two other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests of $68.1 million as of June 30, 2020. These interests have a weighted average maturity of 6.30 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. Both interests are accounted for as held-to-maturity and recorded at amortized cost on the condensed consolidated balance sheet.
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
In May 2020, we sold interests in three construction loans, with aggregate commitments of $262 million (of which approximately $90 million was funded at the time of sale). The sales were comprised of 100% of our interests in two loans and 40% of our interest in one loan. The sales were to entities managed by affiliates of the Manager. In connection with these sales, we agreed to indemnify each buyer on a limited basis for realized losses of up to 10% of the committed amount on each of the loans provided that; (i) the loan is in default on or prior to December 15, 2020 and (ii) the buyer realized a loss from an enforcement action pursuant to the underlying loan agreement on or prior to June 15, 2021. The limited indemnity does not cover a loss on sale of the loan or an unrealized mark-to-market loss. We recorded a loss of approximately $0.7 million in connection with these sales. These transactions were evaluated under ASC 860 - Transfers and Servicing, and we determined that they qualify as sales and accounted for them as such.
In June 2020, we sold the remaining 60% of our interest in the above-mentioned construction loan, with a commitment of $114.9 million (of which approximately $37 million was funded at the time of sale). The sales were to entities managed by an affiliate of the Manager. We recorded a loss of approximately $0.7 million in connection with these sales. These transactions were evaluated under ASC 860 - Transfers and Servicing, and we determined that they qualify as sales and accounted for them as such.

Note 5 – Loan Proceeds Held by Servicer
Loan proceeds held by servicer represents principal payments held by our third-party loan servicer as of the balance sheet date which were remitted to us subsequent to the balance sheet date. There were no loan proceeds held by servicer as of June 30, 2020. Loan proceeds held by servicer were $8.3 million as of December 31, 2019.

Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	June 30, 2020	December 31, 2019
Interest receivable	$44,016	$35,581
Collateral deposited under derivative agreements	—	17,090
Other	1,202	45
Total	$45,218	$52,716

Note 7 – Secured Debt Arrangements, Net
At June 30, 2020 and December 31, 2019, our borrowings included the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

	June 30, 2020			December 31, 2019
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan (USD)	$1,138,858	$993,495	June 2024	$1,154,109	$1,090,160	June 2024
JPMorgan (GBP)	93,738	93,738	June 2024	51,702	50,410	June 2024
JPMorgan (EUR)	67,404	67,404	June 2024	94,189	94,189	June 2024
DB (USD)	1,000,000	509,800	March 2023	1,250,000	513,876	March 2021
Goldman (USD)	500,000	354,562	November 2021	500,000	322,170	November 2021
CS - USD	332,444	321,518	January 2023(3)	226,068	218,644	June 2020
CS - GBP	84,618	84,618	March 2021(3)	93,915	93,915	June 2020
HSBC - USD	47,223	47,223	January 2021	50,625	50,625	October 2020
HSBC - GBP	—	—	N/A	34,634	34,634	June 2020
HSBC - EUR	150,621	150,621	July 2021	154,037	154,037	January 2021
Barclays (USD)	200,000	35,192	March 2024	N/A	N/A	N/A
Barclays (GBP)	—	—	N/A(4)	538,916	290,347	February 2024(5)
Barclays (EUR)	—	—	N/A(4)	182,549	182,549	November 2020
Total Secured Credit Facilities	3,614,906	2,658,171		4,330,744	3,095,556
Barclays Private Securitization	782,006	782,006	July 2023(5)	N/A	N/A	N/A
Total Secured Debt Arrangements	4,396,912	3,440,177		4,330,744	3,095,556
less: deferred financing costs	N/A	(15,079)		N/A	(17,190)
Total Secured Debt Arrangements, net(6)(7)(8)	$4,396,912	$3,425,098		$4,330,744	$3,078,366

———————

(1)
As of June 30, 2020, British Pound Sterling ("GBP") and Euros ("EUR") borrowings were converted to U.S. Dollars ("USD") at a rate of 1.24 and 1.12, respectively. As of December 31, 2019, GBP and EUR borrowings were converted at a rate of 1.33 and 1.12, respectively.

(2) Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3) Assumes financings are extended in line with the underlying loans.
(4) As of June 30, 2020, there are no loans pledged to this facility.
(5) Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(6) Weighted-average borrowing costs as of June 30, 2020 and December 31, 2019 were USD L + 2.13% / GBP L + 1.87% / EUR L + 1.46% and USD L + 2.07% / GBP L + 1.75% / EUR L + 1.36%, respectively.
(7) Weighted average advance rates based on cost as of June 30, 2020 and December 31, 2019 were 64.5% (63.6% (USD) / 68.8% (GBP) / 61.6% (EUR)) and 63.8% (66.7% (USD) / 47.1% (GBP) / 76.1% (EUR)).
(8) As of June 30, 2020 and December 31, 2019, approximately 56% and 54% of the outstanding balance under these secured borrowings were recourse to us.

Each of our existing secured debt arrangements include "credit based and other mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit of the underlying collateral value decreases, the amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. Generally, the lender under the applicable secured debt arrangement calls for and/or sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. If it is determined (subject to certain conditions) that the market value of the underlying collateral has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or may make margin calls, which may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of June 30, 2020 and December 31, 2019, the weighted average haircut under our secured debt arrangements was approximately 35% and 36%, respectively. In addition, our existing secured debt arrangements are not entirely term-matched financings and may mature before our commercial real estate debt investments that represent underlying collateral to those financings. We are in frequent dialogue with the lenders under our secured debt arrangements regarding our management of their collateral assets and as we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.
JPMorgan Facility
In November 2019, through three indirect wholly-owned subsidiaries, we entered into a Sixth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association (as amended, the "JPMorgan Facility"). The JPMorgan Facility allows for $1.3 billion of maximum borrowings (with amounts borrowed in British pounds and Euros converted to U.S. dollars for purposes of calculating availability based on the greater of the spot rate as of the initial financing under the corresponding mortgage loan and the then-current spot rate) and matures in June 2022 and has two one-year extensions available at our option, which are subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in U.S. dollars, GBP, or EUR. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2020, we had $1.2 billion (including £75.6 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
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
As of June 30, 2020, we had $509.8 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
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
As of June 30, 2020, we had $354.6 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.

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
As of June 30, 2020, we had $321.5 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into a Global Master Repurchase Agreement with Credit Suisse Securities (Europe) Limited (the "CS Facility - GBP"), which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - GBP has an "evergreen" feature such that the facility continues unless terminated at any time by Credit Suisse with six months' notice. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2020, we had $84.6 million (£68.2 million assuming conversion into USD) of borrowings outstanding under the CS Facility - GBP secured by one commercial mortgage loan.
HSBC Facility - USD
In October 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc (the "HSBC Facility - USD"), which provides for a single asset financing. The facility is scheduled to mature in January 2021. Margin calls may occur any time at specified aggregate margin thresholds.
As of June 30, 2020, we had $47.2 million of borrowings under the HSBC Facility - USD secured by one commercial mortgage loan.
HSBC Facility - GBP
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc (the "HSBC Facility - GBP"), which provided for a single asset financing. The facility matured and was repaid in June 2020 in connection with the repayment of the underlying loan.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc (the "HSBC Facility - EUR"), which provides for a single asset financing. The facility matures in July 2021. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2020, we had $150.6 million (€134.1 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one commercial mortgage loan.
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
As of June 30, 2020, we had $35.2 million of borrowings outstanding under the Barclays Facility - USD secured by one commercial mortgage loan.
Barclays Facility - GBP/EUR
Beginning in October 2019, through an indirect wholly-owned subsidiary, we entered into five secured debt arrangements pursuant to a Global Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility - GBP/EUR"). In June 2020, all assets previously financed pursuant to this facility were refinanced under the Barclays Private Securitization.
Barclays Private Securitization

In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc. Barclays Bank plc retained $782.0 million senior notes from the securitization. This Barclays Private Securitization finances the loans that were previously financed under the Barclays Facility - GBP/EUR. In addition, we pledged an additional commercial mortgage loan with an outstanding principal balance of £26.0 million and pledged additional collateral of a financed loan of €5.3 million ($38.2 million in USD).
The securitization eliminates daily margining provisions and grants us significant discretion to modify certain terms of the underlying collateral including waiving certain loan-level covenant breaches and deferring or waiving of debt service payments for up to 18 months. The securitization includes LTV based covenants with significant headroom to existing levels that are also subject to a six-month holiday through December 2020. These deleveraging requirements are based on significant declines in the value of the collateral as determined by an annual third-party (engaged by us) appraisal process tied to the provisions of the underlying loan agreements. We believe this provides us with both cushion and predictability to avoid sudden unexpected outcomes and material repayment requirements. In addition to the pledge of the additional collateral noted above, we paid down the previous financing by €16.5 million (totaling $18.5 million in USD) and agreed to increase the financing spreads by 0.25%.
The table below provides the borrowings outstanding and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$644,397	December 2023
Total/Weighted-Average EUR	137,609	May 2021(2)
Total/Weighted-Average Securitization	$782,006	July 2023
———————
(1) Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(2) The EUR portion of the Barclays Private Securitization has an "evergreen" feature such that the facility continues for one year and can be terminated by either party on certain dates with, depending on the date of notice, a minimum of nine to twelve months' notice.

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheet ($ in thousands):

June 30, 2020
Assets:
Commercial mortgage loans, net(1)	$1,169,978
Liabilities:
Secured debt arrangements, net	$782,006
Accounts payable, accrued expenses and other liabilities(2)	317
Total Liabilities	782,323
———————
(1) Net of the General CECL Allowance of $6.9 million.
(2) Represents General CECL Allowance related to unfunded commitments.

As of June 30, 2020, we had $782.0 million (£519.6 million and €122.5 million assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
At June 30, 2020, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan	$61,836	$415,766	$677,035	$—	$1,154,637
DB	15,594	494,206	—	—	509,800
Goldman	—	354,562	—	—	354,562
CS - USD	—	198,154	123,364	—	321,518
CS - GBP(1)	84,618	—	—	—	84,618

HSBC - USD	47,223	—	—	—	47,223
HSBC - EUR	—	150,621	—	—	150,621
Barclays (USD)	—	—	35,192	—	35,192
Barclays Private Securitization	137,610	156,718	487,678	—	782,006
Total	$346,881	$1,770,027	$1,323,269	$—	$3,440,177
———————
(1) Subsequent to quarter end, the outstanding balance was repaid in connection with the sale of the underlying loan. For more information, see "Note 18 - Subsequent Events."

The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at June 30, 2020, as well as the maximum and average month-end balances for the six months ended June 30, 2020 for our borrowings under secured debt arrangements ($ in thousands).

	As of June 30, 2020		For the six months ended June 30, 2020
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan	$1,154,637	$1,934,291	$1,192,288	$1,080,012
DB	509,800	786,913	514,301	491,215
Goldman	354,562	546,776	359,541	337,854
CS - USD	321,518	451,872	336,448	324,101
CS - GBP	84,618	121,288	90,111	86,189
HSBC - USD	47,223	67,122	50,625	48,924
HSBC - GBP	—	—	34,501	27,417
HSBC - EUR	150,621	195,326	152,389	150,289
Barclays (USD)	35,192	49,865	35,193	23,462
Barclays (GBP)	—	—	666,810	521,385
Barclays (EUR)	—	—	180,595	141,042
Barclays Private Securitization	782,006	1,176,927	782,006	130,334
Total	$3,440,177	$5,330,380

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

We were in compliance with the covenants under each of our secured debt arrangements at June 30, 2020 and December 31, 2019.
Note 8 – Senior Secured Term Loan, Net
In May 2019, we entered into a $500.0 million senior secured term loan. The senior secured term loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The senior secured term loan matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities.
During the three and six months ended June 30, 2020, we repaid $1.3 million and $2.5 million of principal related to the senior secured term loan, respectively. The outstanding principal balance as of June 30, 2020 and December 31, 2019 was $495.0 million and $497.5 million, respectively. As of June 30, 2020, the senior secured term loan had a carrying value of $485.2 million net of deferred financing costs of $7.7 million and an unamortized discount of $2.1 million. As of December 31, 2019, the senior secured term loan had a carrying value of $488.0 million net of deferred financing costs of $7.3 million and an unamortized discount of $2.2 million.
Covenants
The senior secured term loan includes the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
We were in compliance with the covenants under the senior secured term loan at June 30, 2020 and December 31, 2019.
Interest Rate Swap
In connection with the senior secured term loan, we previously entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the senior secured term loan at 4.87%. During the second quarter of 2020 we terminated the interest rate swap and recognized a realized loss of $53.9 million.
Interest Rate Cap
During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. In connection with the interest rate cap, we incurred up-front fees of $1.1 million, which we recorded as a deferred financing cost on the condensed consolidated balance sheet and interest expense will be recognized over the duration of the interest rate cap in the condensed consolidated statement of operations.

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
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At June 30, 2020, the 2022 Notes had a carrying value of $339.0 million and an unamortized discount of $6.0 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At June 30, 2020, the 2023 Notes had a carrying value of $224.5 million and an unamortized discount of $5.5 million.
The following table summarizes the terms of the Notes ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	2.15
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	3.29
Total	$575,000
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

We may not redeem the Notes prior to maturity except in limited circumstances. The closing price of our common stock on June 30, 2020 of $9.81 was less than the per share conversion price of the Notes.
In accordance with ASC 470 "Debt," the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates.  As a result, we attributed approximately $15.4 million of the proceeds to the equity component of the Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2020. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $7.2 million and $14.4 million for the three and six months ended June 30, 2020, respectively, as compared to $7.2 million and $14.8 million for the three and six months ended June 30, 2019, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $1.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively, as compared to $1.4 million and $3.1 million for the three and six months ended June 30, 2019, respectively.
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
The following table summarizes our non-designated foreign exchange ("Fx") forwards and our interest rate cap as of June 30, 2020:

	June 30, 2020
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	110	449,367	GBP	July 2020 - December 2024	2.25
Fx contracts - EUR	72	240,082	EUR	August 2020 - August 2024	2.99
Interest rate cap	1	500,000	USD	June 2023	2.96

The following table summarizes our non-designated Fx forwards and our interest rate swap as of December 31, 2019:

	December 31, 2019
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	156	735,349	GBP	January 2020 - December 2024	1.49
Fx contracts - EUR	44	168,879	EUR	February 2020 - August 2024	3.22
Interest rate swap	1	500,000	USD	May 2026	6.37

We have not designated any of our derivative instruments as hedges as defined in ASC 815 - Derivatives and Hedging and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to our derivatives for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2020	2019	2020	2019
Forward currency contracts	Gain (loss) on derivative instruments - unrealized	$(9,004)	$10,787	$53,432	$(4,198)
Forward currency contracts	Gain on derivative instruments - realized	6,009	399	14,064	8,664
Total		$(2,995)	$11,186	$67,496	$4,466

In connection with our senior secured term loan, in May 2019, we entered into an interest rate swap to fix LIBOR at 2.12% or an all-in interest rate of 4.87%. We used our interest rate swap to manage exposure to variable cash flows on our borrowings under our senior secured term loan. Our interest rate swap allowed us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. However during the second quarter of 2020, we terminated our interest rate swap due to a significant decrease in LIBOR and recognized a realized loss on the accompanying condensed consolidated statement of operations.
In June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under our senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. Unrealized gains or losses related to the interest rate swap and cap were recorded net under interest expense in our condensed consolidated statement of operations.

		Amount of loss recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location of Loss Recognized in Income	2020	2019	2020	2019
Interest rate cap(1)	Gains on interest rate swap realized	$738	$—	$738	$—
Interest rate swap(2)	Unrealized gain (loss) on interest rate swap	50,018	(13,113)	14,470	(13,113)
Interest rate swap(2)	Realized loss on interest rate swap	(53,851)	—	(53,851)	—
Total		$(3,095)	$(13,113)	$(38,643)	$(13,113)
———————

(1)	With a notional amount of $500.0 million and $0 at June 30, 2020, and 2019, respectively.

(2)	With a notional amount of $0 and $500.0 million at June 30, 2020, and 2019, respectively.

The following tables summarize the gross asset and liability amounts related to our derivatives at June 30, 2020 and December 31, 2019 ($ in thousands)

	June 30, 2020			December 31, 2019
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet
Forward currency contracts	$50,488	$(1,932)	$48,556	$—	$—	$—
Interest rate cap	738	—	738	—	—	—
Total	$51,226	$(1,932)	$49,294	$—	$—	$—

	June 30, 2020			December 31, 2019
	Gross Amount of Recognized Liability	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liability Presented in the Condensed Consolidated Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet
Interest rate swap	$—	$—	$—	$(14,470)	$—	$(14,470)
Forward currency contracts	—	—	—	(12,687)	7,811	(4,876)
Total derivative liabilities	$—	$—	$—	$(27,157)	$7,811	$(19,346)

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	June 30, 2020	December 31, 2019
Accrued dividends payable	$56,256	$74,771
Collateral deposited under derivative agreements	41,390	2,930
Accrued interest payable	12,815	16,089
Accounts payable and other liabilities	5,610	6,922
General CECL Allowance on unfunded commitments(1)	4,119	—
Total	$120,190	$100,712

  ———————

(1)	Refer to Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net for additional disclosure related to the General CECL

Allowance on unfunded commitments for the quarter ended June 30, 2020.

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
We incurred approximately $10.0 million and $20.2 million in base management fees under the Management Agreement for the three and six months ended June 30, 2020, respectively, as compared to $10.3 million and $19.9 million for the three and six months ended June 30, 2019, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and six months ended June 30, 2020 we paid expenses totaling $0.5 million and $1.1 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $0.7 million and $1.4 million, respectively Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or the condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on the condensed consolidated balance sheet at June 30, 2020 and December 31, 2019 are approximately $10.0 million and $10.4 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
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
In May 2020, we sold interests in three construction loans, with aggregate commitments of $262 million (of which approximately $90 million was funded at the time of sale). The sales were comprised of 100% of our interests in two loans and 40% of our interest in one loan. The sales were to entities managed by affiliates of the Manager. In connection with these sales, we agreed to indemnify each buyer on a limited basis for realized losses of up to 10% of the committed amount on each of the loans provided that; (i) the loan is in default on or prior to December 15, 2020 and (ii) the buyer realized a loss from an enforcement action pursuant to the underlying loan agreement on or prior to June 15, 2021. The limited indemnity does not cover a loss on sale of the loan or an unrealized mark-to-market loss. We recorded a loss of approximately $0.7 million in connection with these sales. These transactions were evaluated under ASC 860 - Transfers and Servicing, and we determined that they qualify as sales and accounted for them as such.

In June 2020, we sold the remaining 60% of our interest in the above-mentioned construction loan, with a commitment of $114.9 million (of which approximately $37 million was funded at the time of sale). The sales were to entities managed by an affiliate of the Manager. We recorded a loss of approximately $0.7 million in connection with these sales. These transactions were evaluated under ASC 860 - Transfers and Servicing, and we determined that they qualify as sales and accounted for them as such.
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
We recognized stock-based compensation expense of $4.3 million and $8.5 million for the three and six months ended June 30, 2020, respectively, related to restricted stock and RSU vesting, as compared to $4.3 million and $8.2 million for the three and six months ended June 30, 2019, respectively.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the six months ended June 30, 2020:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in thousands)
Outstanding at December 31, 2019	25,356	2,007,355
Granted	82,235	54,867	906
Vested	(25,356)	—	N/A
Forfeiture	—	(9,254)	N/A
Outstanding at June 30, 2020	82,235	2,052,968

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2020:

Vesting Year	Restricted Stock	RSU	Total Awards
2020	—	960,120	960,120
2021	82,235	701,118	783,353
2022	—	373,441	373,441
2023	—	18,289	18,289
Total	82,235	2,052,968	2,135,203

At June 30, 2020, we had unrecognized compensation expense of approximately $0.4 million and $27.0 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the six months ended June 30, 2020 and 2019, we delivered 503,251 and 433,426 shares of common stock for

868,157 and 730,717 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on the condensed consolidated statement of changes in stockholders' equity. The adjustment was $6.5 million and $5.0 million for the six months ended June 30, 2020 and 2019, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in the condensed consolidated statement of changes in stockholders' equity.
Note 14 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2020, 148,326,806 shares of common stock were issued and outstanding, and 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") were issued and outstanding.
On June 10, 2019, we redeemed all 6,900,000 shares of 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223 per share.
Dividends. The following table details our dividend activity:

	Three months ended		Six months ended
Dividend declared per share of:	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Common Stock	$0.35	$0.46	$0.75	$0.92
Series B Preferred Stock	0.50	0.50	1.00	1.00
Series C Preferred Stock	N/A	0.2223	N/A	0.7223

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
Common Stock Repurchases. During the three months ended March 31, 2020, we repurchased 300,000 shares of our common stock at a weighted-average price of $8.11 per share. During the three months ended June 30, 2020, we repurchased 5,495,976 shares of our common stock at a weighted-average price of $7.96 per share. During the six months ended June 30, 2020, we repurchased 5,795,976 shares of our common stock at a weighted-average price of $7.96 per share.
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
Loan Commitments. As described in "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets,

Net" at June 30, 2020, we had $1.5 billion of unfunded commitments related to our commercial mortgage and subordinate loan portfolios. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings will rely on progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining expected 4.3 year weighted average tenor of these loans.
COVID-19. The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance.
As of June 30, 2020, we have not recorded any contingencies on our condensed consolidated balance sheet related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to “Note 2 - Summary of Significant Accounting Policies” for further discussion regarding COVID-19.
Note 16 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on the condensed consolidated balance sheet at June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$487,165	$487,165	$452,282	$452,282
Commercial mortgage loans, net	5,343,437	5,342,373	5,326,967	5,380,693
Subordinate loans and other lending assets, net(1)	1,044,400	1,029,175	1,048,126	1,050,961
Secured debt arrangements, net	(3,425,098)	(3,425,098)	(3,078,366)	(3,078,366)
Senior secured term loan, net	(485,179)	(457,875)	(487,961)	(499,988)
2022 Notes	(339,039)	(300,250)	(337,755)	(348,060)
2023 Notes	(224,544)	(189,433)	(223,818)	(234,600)

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
The table below presents the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2020 and 2019 ($ in thousands except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Basic Earnings
Net income (loss)	$60,201	$61,424	$(67,641)	$129,182
Less: Preferred dividends	(3,385)	(4,919)	(6,770)	(11,754)
Net income (loss) available to common stockholders	$56,816	$56,505	$(74,411)	$117,428
Less: Dividends on participating securities	(719)	(849)	(1,521)	(1,700)
Basic Earnings	$56,097	$55,656	$(75,932)	$115,728

Diluted Earnings
Net income (loss) available to common stockholders	$56,816	$56,505	$(74,411)	$117,428
Add (Less): Dividends on participating securities	719	—	(1,521)	—
Add: Interest expense on Notes	8,678	8,619	—	17,881
Diluted Earnings	$66,213	$65,124	$(75,932)	$135,309

Number of Shares:
Basic weighted-average shares of common stock outstanding	151,523,513	145,567,963	152,735,852	140,117,813
Diluted weighted-average shares of common stock outstanding	182,083,702	174,101,234	152,735,852	169,418,177

Earnings Per Share Attributable to Common Stockholders
Basic	$0.37	$0.38	$(0.50)	$0.83
Diluted	$0.36	$0.37	$(0.50)	$0.80

The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the six months ended June 30, 2020, 28,533,271 weighted-average potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net income per share because the effect was anti-dilutive, while for the three months ended June 30, 2020 the same number of potentially issuable shares were included in the calculation of diluted net income per share because the effect was dilutive. For the three and six months ended June 30, 2019, 30,093,312 weighted-average potentially issuable shares with respect to the Notes were included in the calculation of diluted net income per share. Refer to "Note 9 - Convertible Senior Notes, Net" for further discussion.
For the six months ended June 30, 2020, 2,017,080 weighted-average unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive, while for the three months ended June 30, 2020, 2,026,918 weighted-average unvested RSUs were included in the calculation of diluted net income per share because the effect was dilutive. For the three and six months ended June 30, 2019, 1,846,173 and 1,847,860 of weighted-average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
Note 18 – Subsequent Events
Subsequent to the quarter ended June 30, 2020, the following events took place:
Investment activity. We funded approximately $26.7 million for previously closed loans.
Loan Repayments. We received approximately $4.4 million from loan repayments.
Loan Refinancing. We refinanced an existing $68.0 million mezzanine loan into $68.0 million of a $110.8 million mortgage loan, and subsequently financed the unencumbered loan asset, resulting in proceeds of $44.2 million.

Loan Sales. We sold a £97.5 million ($124.2 million assuming conversion into U.S. dollars) first mortgage loan secured by fully-built, for-sale residential condominium units located in London, UK. In connection with the sale, we incurred a realized loss of $1.0 million in our condensed consolidated statement of operations.

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value-oriented investment approach in private equity, credit and real estate with assets under management of approximately $413.6 billion as of June 30, 2020.
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
Loan Portfolio Overview
The following table sets forth certain information regarding our commercial real estate debt portfolio as of June 30, 2020 ($ in thousands):

Description	Amortized Cost	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$5,343,437	4.8%	5.3%	$3,440,177	2.2%	$1,903,260
Subordinate loans and other lending assets, net	1,044,400	11.8%	13.8%	—	—	1,044,400
Total/Weighted-Average	$6,387,837	5.9%	6.7%	$3,440,177	2.2%	$2,947,660
———————

(1)	Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of June 30, 2020 on the floating rate loans.

(2)
Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.

(3)	Gross of deferred financing costs of $15.1 million.

(4)	Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate and other lending assets portfolio, on a loan-by-loan basis, as of June 30, 2020 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
1	Urban Retail	3	08/2019	$316	$—		09/2024	Manhattan, NY
2	Urban Retail	3	12/2019	307	—		12/2023	London, UK
3	Hotel	3	10/2019	248	50		08/2024	Various
4	Healthcare	3	10/2019	211	28		10/2024	Various

5	Office	3	02/2020	207	—		02/2025	London, UK
6	Industrial	3	01/2019	196	7		02/2024	Brooklyn, NY
7	Office	3	06/2019	195	28		11/2026	Berlin, Germany
8	Office	3	10/2018	196	4		10/2021	Manhattan, NY
9	Urban Predevelopment(1)	5	01/2016	115	—		09/2021	Miami, FL
10	Office	3	09/2019	172	—		09/2023	London, UK
11	Office	3	01/2020	174	113		02/2025	Long Island City, NY
12	Office	3	11/2017	155	—		01/2023	Chicago, IL
13	Urban Predevelopment(1)	5	03/2017	127	—		12/2020	Brooklyn, NY
14	Hotel	3	04/2018	152	1		04/2023	Honolulu, HI
15	Hotel	5	09/2015	144	—		06/2024	Manhattan, NY
16	Hotel	3	05/2018	140	—		06/2023	Miami, FL
17	Hotel	3	08/2019	134	—		08/2024	Puglia, Italy
18	Office	3	01/2018	132	58		01/2022	Renton, WA
19	Retail center(1)	5	11/2014	103	—		09/2020	Cincinnati, OH
20	Residential-for-sale: inventory	3	03/2018	121	—		03/2021	London, UK
21	Office	3	10/2018	129	57	Y	10/2023	Manhattan, NY
22	Residential-for-sale: construction	3	12/2019	128	21	Y	01/2023	Boston, MA
23	Hotel	3	03/2017	105	—		03/2022	Atlanta, GA
24	Hotel	3	11/2018	100	—		12/2023	Vail, CO
25	Hotel	3	12/2017	90	—		12/2022	Manhattan, NY
26	Office	3	03/2018	91	—		04/2023	Chicago, IL
27	Residential-for-sale: inventory	3	12/2019	82	—		07/2021	Manhattan, NY
28	Office	3	04/2019	86	73	Y	09/2025	Culver City, CA
29	Office	3	12/2017	74	45		07/2022	London, UK
30	Mixed Use	3	12/2019	72	1		12/2024	London, UK
31	Residential-for-sale: construction	3	12/2018	70	107	Y	12/2023	Manhattan, NY
32	Multifamily	3	04/2014	68	—		07/2023	Various
33	Hotel	3	08/2019	67	—		09/2022	Manhattan, NY
34	Hotel	3	04/2018	64	—		05/2023	Scottsdale, AZ
35	Urban Predevelopment	3	12/2016	53	—		06/2022	Los Angeles, CA
36	Hotel	3	09/2019	60	—		10/2024	Miami, FL
37	Residential-for-sale: construction	3	01/2018	65	15	Y	01/2023	Manhattan, NY
38	Hotel	3	12/2019	59	—		01/2025	Tucson, AZ
39	Multifamily	3	11/2014	54	—		11/2021	Various
40	Hotel	3	05/2019	52	—		06/2024	Chicago, IL
41	Multifamily	3	02/2020	50	1		03/2024	Cleveland, OH
42	Hotel	3	12/2015	42	—		08/2024	St. Thomas, USVI
43	Residential-for-sale: construction	3	12/2018	52	50	Y	01/2024	Hallandale Beach, FL
44	Hotel(1)	5	02/2018	29	—		03/2023	Pittsburgh, PA
45	Office	3	12/2019	32	3		12/2022	Edinburgh, Scotland
46	Residential-for-sale: inventory	3	05/2018	24	—		03/2021	Manhattan, NY
47	Residential-for-sale: inventory	3	06/2018	16	—		07/2021	Manhattan, NY
48	Residential-for-sale: inventory(1)	5	02/2014	3	—		04/2021	Bethesda, MD
49	Mixed Use	3	12/2019	4	764	Y	06/2025	London, UK
	General CECL Allowance	N/A		(23)
	Sub total / Weighted-Average Commercial Mortgage Loans	3.1		$5,343	$1,426		3.2 Years

Subordinate Loan and Other Lending Asset Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location

1	Residential-for-sale: construction(2)	3	06/2015	$222	—	Y	12/2020	Manhattan, NY
2	Residential-for-sale: construction	3	12/2017	104	13	Y	06/2022	Manhattan, NY
3	Office	3	01/2019	100	—		12/2025	Manhattan, NY
4	Healthcare	3	01/2019	76	—		01/2024	Various
5	Residential-for-sale: construction(2)	3	11/2017	71	—	Y	12/2020	Manhattan, NY
6	Residential-for-sale: construction	3	12/2017	70	—	Y	04/2023	Los Angeles, CA
7	Multifamily	3	10/2015	69	—		04/2021	Manhattan, NY
8	Healthcare(3)	3	07/2019	51	—		06/2024	Various
9	Mixed Use	3	01/2017	42	—		02/2027	Cleveland, OH
10	Residential-for-sale: inventory	3	10/2016	36	—		10/2020	Manhattan, NY
11	Mixed Use	3	02/2019	36	—	Y	12/2022	London, UK
12	Industrial	2	05/2013	32	—		05/2023	Various
13	Mixed Use	3	12/2018	27	24	Y	12/2023	Brooklyn, NY
14	Hotel	3	06/2015	24	—		07/2025	Phoenix, AZ
15	Hotel	3	06/2018	20	—		06/2023	Las Vegas, NV
16	Multifamily	3	05/2018	19	—		05/2028	Cleveland, OH
17	Healthcare(3)	3	02/2019	17	—		01/2034	Various
18	Office	3	07/2013	14	—		07/2022	Manhattan, NY
19	Hotel(1)	5	06/2015	13	—		12/2022	Washington, DC
20	Hotel	4	05/2017	8	—		06/2027	Anaheim, CA
21	Office	3	08/2017	8	—		09/2024	Troy, MI
22	Mixed Use	3	07/2012	7	—		08/2022	Chapel Hill, NC
	General CECL Allowance			(22)
	Sub total / Weighted-Average Subordinate Loans and Other Lending Assets	3.0		$1,044	$37		2.7 Years

	Total / Weighted-Average Loan Portfolio	3.1		$6,387	$1,463		3.1 Years
———————
(1) Amortized cost for these loans is net of the recorded provisions for loan losses.
(2) Both loans are secured by the same property.
(3) Single Asset, Single Borrower CMBS.

Our average asset and debt balances for the six months ended June 30, 2020 were ($ in thousands):

	Average month-end balances for the six months ended June 30, 2020
Description	Assets	Related debt
Commercial mortgage loans, net	$5,621,528	$3,362,222
Subordinate loans and other lending assets, net	1,061,237	—
Investment Activity
During the six months ended June 30, 2020, we committed $562.0 million of capital to loans ($447.4 million of which was funded during the six months ended June 30, 2020). In addition, during the six months ended June 30, 2020, we funded $223.0 million for loans closed prior to 2020, and received $398.4 million in repayments and sales.

Net Income (Loss) Available to Common Stockholders
For the three months ended June 30, 2020 and 2019 our net income available to common stockholders was $56.8 million, or $0.36 per diluted share of common stock, and $56.5 million, or $0.37 per diluted share of common stock, respectively. For the six months ended June 30, 2020 and 2019, our net income (loss) available to common stockholders was $(74.4) million, or $(0.50) per diluted share of common stock, and $117.4 million, or $0.80 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands):

	Three months ended June 30,		2020 vs 2019	Six months ended June 30,		2020 vs. 2019
	2020	2019		2020	2019
Net interest income:
Interest income from commercial mortgage loans	$75,641	$77,458	$(1,817)	$157,496	$155,744	$1,752
Interest income from subordinate loans and other lending assets	32,616	41,043	(8,427)	66,634	81,882	(15,248)
Interest expense	(37,498)	(33,511)	(3,987)	(78,703)	(69,806)	(8,897)
Net interest income	70,759	84,990	(14,231)	145,427	167,820	(22,393)
Operating expenses:
General and administrative expenses	(6,425)	(6,574)	149	(12,956)	(12,725)	(231)
Management fees to related party	(9,957)	(10,259)	302	(20,225)	(19,872)	(353)
Total operating expenses	(16,382)	(16,833)	451	(33,181)	(32,597)	(584)
Other income	591	484	107	1,351	1,002	349
Realized loss on investments	(16,405)	(12,513)	(3,892)	(16,405)	(12,513)	(3,892)
Reversal of (provision for) loan losses - Specific CECL Allowance	9,500	15,000	(5,500)	(140,500)	15,000	(155,500)
Reversal of (provision for) loan losses - General CECL Allowance	15,669	—	15,669	(17,796)	—	(17,796)
Foreign currency translation gain (loss)	2,559	(7,777)	10,336	(35,390)	(883)	(34,507)
Gain (loss) on foreign currency forwards	(2,995)	11,186	(14,181)	67,496	4,466	63,030
Loss on interest rate hedging instruments	(3,095)	(13,113)	10,018	(38,643)	(13,113)	(25,530)
Net income (loss)	$60,201	$61,424	$(1,223)	$(67,641)	$129,182	$(196,823)
Net Interest Income

Net interest income decreased by $14.2 million and $22.4 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease was primarily due to (i) a 2.08% and 1.59% decrease in average one-month LIBOR, respectively, for the three and six months ended June 30, 2020 compared to June 30, 2019, (ii) loans with an aggregate principal balance of $583.8 million being on cost recovery or non-accrual status as of June 30, 2020 compared to $199.1 million at June 30, 2019, (iii) an increase in interest expense due to an increase in our net debt balance of $1.6 billion for the three and six months ended June 30, 2020 compared to June 30, 2019, and (iv) a significant increase in under earning liquidity in the form of cash and cash equivalents since March 2020 compared to in 2019. This decrease was offset by (i) a $1.2 billion increase in loan principal balance as of June 30, 2020 compared to the same date in 2019 and (ii) in the money LIBOR floors on several of our loans.
We recognized PIK interest of $12.4 million and $24.8 million for the three and six months ended June 30, 2020, respectively, and $14.6 million and $29.1 million for the three and six months ended June 30, 2019, respectively.
We recognized $0 and $0.2 million in pre-payment penalties and accelerated fees for the three and six months ended June 30, 2020, respectively, and $0 and $3.7 million for the three and six months ended June 30, 2019, respectively.
Operating Expenses
General and administrative expenses

General and administrative expenses decreased by $0.1 million for the three months ended June 30, 2020 compared to the same period in 2019. The decrease was primarily driven by a $0.1 million decrease in general operating expenses.
General and administrative expenses increased by $0.2 million for the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily due to a $0.3 million increase in non-cash restricted stock and RSU amortization related to shares of common stock awarded under the LTIPs. This was offset by a $0.1 million decrease in general operating expenses.
Management fees to related party
Management fee expense decreased by $0.3 million during the three months ended June 30, 2020 as compared to the same periods in 2019. The decrease is primarily attributable to a decrease in our stockholders’ equity (as defined in the Management Agreement) as a result of our repurchase of 5,795,976 shares during the six months ended June 30, 2020 (as described in "Note 14 - Stockholders' Equity").
Management fees increased by $0.4 million during the six months ended June 30, 2020 as compared to the same period in 2019. The increase is primarily attributable to an increase in our stockholders' equity (as defined in the Management Agreement) as a result of a higher weighted-average basic share count during the six months ended June 30, 2020.
Management fees and the relationship between us and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, in "Note 12 - Related Party Transactions."
Reversal of (provision for) loan losses - General CECL Allowance
The General CECL Allowance decreased by $15.7 million during the three months ended June 30, 2020 and increased by $17.8 million during the six months ended June 30, 2020. For the six months ended June 30, 2020, the increase is primarily related to a more negative view of estimated future macroeconomic conditions, primarily due to COVID-19 and, for the three months ended June 30, 2020, the decrease is primarily related to an improvement in our view of estimated future market conditions. Other factors that contributed to the reversal at June 30, 2020 were seasoning of the portfolio and loan sales that occurred during the quarter. Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Reversal of (provision for) loan losses - Specific CECL Allowance
During the three months ended June 30, 2020, we increased the Specific CECL Allowance, on two loans which had an existing Specific CECL Allowance, for an aggregate of $5.5 million and reversed $15.0 million of a previously recorded Specific CECL Allowance. During the six months ended June 30, 2020, we recorded Specific CECL Allowances on five loans, totaling $155.5 million, partially offset by a $15.0 million reversal of a previously recorded allowance. Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance.
Foreign currency gain and (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three and six months ended June 30, 2020 was $(0.4) million and $32.1 million, respectively, and the net impact for the three and six months ended June 30, 2019 was $3.4 million and $3.6 million, respectively.
Loss on interest rate hedges
In connection with the senior secured term loan, we had previously entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the senior secured term loan at 4.87%. During the second quarter of 2020 we terminated the interest rate swap and recognized a realized loss of $53.9 million. Subsequent to the termination of the interest rate swap in the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. During the three and six months ended June 30, 2020, the interest rate cap had an unrealized gain of $0.7 million.
Dividends
The following table details our dividend activity:

	Three months ended		Six months ended
Dividend declared per share of:	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Common Stock	$0.35	$0.46	$0.75	$0.92
Series B Preferred Stock	0.50	0.50	1.00	1.00
Series C Preferred Stock	N/A	0.2223	N/A	0.7223
Subsequent Events
Refer to "Note 18 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2020.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. As of June 30, 2020, we had $1.1 billion of corporate debt and $3.4 billion of asset specific financings. We have no corporate debt maturities until August 2022. As of June 30, 2020, we had $487 million of cash on hand and $31.4 million of approved and undrawn capacity from our secured debt arrangements. In addition, we have a significant amount of unencumbered loan assets. In light of COVID-19 and its severe impact on the economy we have taken steps to increase our cash balances in order to maintain an adequate level of liquidity to meet future outflows. As the duration and severity of COVID-19 remain unknown, so does the impact it will have on our borrowers, lenders, and the economy as a whole. We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. At this time we believe we have sufficient liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2020	December 31, 2019
Debt to Equity Ratio (1)	1.7	1.4
———————
(1) Represents total debt less cash and loan proceeds held by servicer to total stockholders' equity.
Our primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See "Results of Operations – Loan Portfolio Overview" above for a summary of interest rates related to our investment portfolio as of June 30, 2020.

Borrowings Under Various Financing Arrangements
JPMorgan Facility
In November 2019, through three indirect wholly-owned subsidiaries, we entered into a Sixth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. The JPMorgan Facility allows for $1.3 billion of maximum borrowings (with amounts borrowed in British pounds and Euros converted to U.S. dollars for purposes of calculating availability based on the greater of the spot rate as of the initial financing under the corresponding mortgage loan and the then-current spot rate) and matures in June 2022 and has two one-year extensions available at our option, which are subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in U.S. dollars, GBP, or EUR. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2020, we had $1.2 billion (including £75.6 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
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
As of June 30, 2020, we had $509.8 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
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
As of June 30, 2020, we had $354.6 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
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
As of June 30, 2020, we had $321.5 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into a Global Master Repurchase Agreement with Credit Suisse Securities (Europe) Limited, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility - GBP has an "evergreen" feature such that the facility continues unless terminated at any time by Credit Suisse with six months' notice. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2020, we had $84.6 million (£68.2 million assuming conversion into USD) of borrowings outstanding under the CS Facility - GBP secured by one commercial mortgage loan.
HSBC Facility - USD
In October 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility is scheduled to mature in January 2021. Margin calls may occur any time at specified aggregate margin thresholds.
As of June 30, 2020, we had $47.2 million of borrowings under the HSBC Facility - USD secured by one commercial mortgage loan.
HSBC Facility - GBP
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provided for a single asset financing. The facility matured and was repaid in June 2020 in connection with the repayment of the underlying loan.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility matures in July 2021. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2020, we had $150.6 million (€134.1 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one commercial mortgage loan.

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
As of June 30, 2020, we had $35.2 million of borrowings outstanding under the Barclays Facility - USD secured by one commercial mortgage loan.
Barclays Facility - GBP/EUR
Beginning in October 2019, through an indirect wholly-owned subsidiary, we entered into five secured debt arrangements pursuant to a Global Master Repurchase Agreement with Barclays Bank plc. In June 2020, all assets previously financed pursuant to this facility were refinanced under the Barclays Private Securitization.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc. Barclays Bank plc retained $782.0 million senior notes from the securitization. This Barclays Private Securitization finances the loans that were previously financed under the Barclays Facility - GBP/EUR. In addition, we pledged an additional commercial mortgage loan with an outstanding principal balance of £26.0 million and pledged additional collateral of a financed loan of €5.3 million (totaling $38.2 million in USD).
The securitization eliminates daily margining provisions and grants us significant discretion to modify certain terms of the underlying collateral including waiving certain loan-level covenant breaches and deferring or waiving of debt service payments for up to 18 months. The securitization includes LTV based covenants with significant headroom to existing levels that are also subject to a six-month holiday through December 2020. These deleveraging requirements are based on significant declines in the value of the collateral as determined by an annual third-party (engaged by us) appraisal process tied to the provisions of the underlying loan agreements. We believe this provides us with both cushion and predictability to avoid sudden unexpected outcomes and material repayment requirements. In addition to the pledge of the additional collateral noted above, we paid down the previous financing by €16.5 million (totaling $18.5 million in USD) and agreed to increase the financing spreads by 0.25%.
The table below provides the borrowings outstanding and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$644,397	November 2023
Total/Weighted-Average EUR	137,609	May 2021(2)
Total/Weighted-Average Securitization	$782,006	July 2023
———————
(1) Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(2) The EUR portion of the Barclays Private Securitization has an "evergreen" feature such that the facility continues for one year and can be terminated by either party on certain dates with, depending on the date of notice, a minimum of nine to twelve months' notice.

As of June 30, 2020, we had $782.0 million (£519.6 million and €122.5 million assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
Debt Covenants
The guarantees related to our secured debt arrangements contain the following financial covenants (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017 (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 3.75:1; and (iii) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance is added back to our tangible net worth calculation.
Senior Secured Term Loan
In May 2019, we entered into the $500.0 million senior secured term loan. During the six months ended June 30,

2020, we repaid $2.5 million of principal related to the senior secured term loan. The senior secured term loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The outstanding balance as of June 30, 2020 was $495.0 million. The senior secured term loan matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The senior secured term loan includes the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
Convertible Senior Notes
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At June 30, 2020, the 2022 Notes had a carrying value of $339.0 million and an unamortized discount of $6.0 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At June 30, 2020, the 2023 Notes had a carrying value of $224.5 million and an unamortized discount of $5.5 million.
Cash Generated from Equity Offerings
During the second quarter of 2019, we completed a follow-on public offering of 17,250,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $18.27 per share. The aggregate net proceeds from the offering were $314.8 million after deducting offering expenses.
In March 2020, our board of directors approved a stock repurchase program for up to an aggregate of $150.0 million of our common stock. During the six months ended June 30, 2020, we repurchased 5,795,976 shares of our common stock under this program at a weighted-average price of $7.96 per share.
Other Potential Sources of Financing
Our primary sources of cash currently consist of cash available, which was $487.2 million as of June 30, 2020, principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings such as credit facilities, or conduct additional public and private debt and equity offerings. As of June 30, 2020 we also held $1.1 billion of unencumbered assets, consisting of $35.8 million of senior mortgages and $1.1 billion of mezzanine loans.
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

At June 30, 2020, our debt-to-equity ratio was 1.7 and our portfolio was comprised of $5.3 billion of commercial mortgage loans and $1.0 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.
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

The board of directors must approve any change in or waiver to these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of June 30, 2020 are summarized as follows ($ in thousands):

	Less than 1 year (1)	1 to 2 years(1)	2 to 3 years (1)	3 to 5 years (1)	More than 5 years (1)	Total
Secured debt arrangements(1)(2)	$422,716	$1,036,199	$832,697	$1,348,088	$—	$3,639,700
Senior secured term loan(2)	19,673	19,524	19,375	38,343	515,890	612,805
Convertible senior notes	28,750	28,750	359,881	234,121	—	651,502
Unfunded loan commitments (3)	564,550	596,686	169,738	4,268	—	1,335,242
Total	$1,035,689	$1,681,159	$1,381,691	$1,624,820	$515,890	$6,239,249
———————

(1)	Assumes underlying assets are financed through the fully extended maturity date of the secured debt arrangement.

(2)	Based on the applicable benchmark rates as of June 30, 2020 on the floating rate debt for interest payments due.

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

Loan Commitments. As of June 30, 2020, we had $1.5 billion of unfunded loan commitments, comprised of $1.4 billion related to our commercial mortgage loan portfolio, and $37.0 million related to our subordinate loan portfolio.
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
Interest Rate Swap and Cap. In connection with the senior secured term loan, we previously entered into an interest rate swap to fix LIBOR at 2.12%, effectively fixing our all-in coupon on the senior secured term loan at 4.87%. During the second quarter of 2020 we terminated our interest rate swap due to significant decrease in LIBOR and recognized a realized loss on the accompanying condensed consolidated statement of operations. Subsequently, in June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under our senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. Refer to "Note 10- Derivatives, Net" to the accompanying condensed consolidated financial statements for details regarding our interest rate cap.
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
As of June 30, 2020, we had 6,770,393 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On or after September 21, 2020, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
In June 2019, we redeemed all 6,900,000 shares of Series C Preferred Stock outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223.

Non-GAAP Financial Measures

Operating Earnings
For the three and six months ended June 30, 2020, our Operating Earnings were $(11.3) million, or $(0.07) per share, and $51.4 million, or $0.33 per share, respectively, as compared to $56.6 million, or $0.38 per share, and $125.0 million, or $0.88 per share, respectively, for the same periods in the prior year. Operating Earnings is a non-GAAP financial measure that we define as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors.
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

			Three months ended June 30,		Six months ended June 30,
			2020	2019	2020	2019
Weighted-Averages	Face	Price	Shares	Shares	Shares	Shares
Weighted-average diluted shares - GAAP			182,083,702	174,101,234	152,735,852	169,418,177
2019 Notes(1)	$13,170	$17.17	—	—	—	(767,093)
2022 Notes	$345,000	$19.91	(17,327,970)	(17,327,970)	—	(17,327,970)
2023 Notes	$230,000	$20.53	(11,205,301)	(11,205,301)	—	(11,205,301)
Unvested RSUs	N/A	N/A	—	1,846,173	2,017,080	1,847,860
Weighted-average diluted shares - Operating Earnings			153,550,431	147,414,136	154,752,932	141,965,673
———————
(1) Face represents the weighted-average balance for the six months ended June 30, 2019. There was no impact from the 2019 Notes in the other periods shown.

Computation of Share Count for Operating Earnings
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic weighted-average shares of common stock outstanding	151,523,513	145,567,963	152,735,852	140,117,813
Weighted-average unvested RSUs	2,026,918	1,846,173	2,017,080	1,847,860
Weighted-average diluted shares - Operating Earnings	153,550,431	147,414,136	154,752,932	141,965,673

In order to evaluate the effective yield of the portfolio, we use Operating Earnings to reflect the net investment income of our portfolio as adjusted to include the net interest income or expense related to our derivative instruments. Forward points effectively convert our foreign rate exposure to USD LIBOR, which we believe is a better reflection of our operating results and we believe the inclusion of the resulting gain or loss in Operating Earnings is useful to our investors. Operating Earnings allows us to isolate the net interest income or expense associated with our swaps and caps in order to monitor and project our full cost of borrowings.
As discussed in “Note 10 - Derivatives” we terminated our interest rate swap, which we used to manage exposure to variable cash flows on our borrowings under our senior secured term loan, in the second quarter of 2020 and recorded a realized loss in the condensed consolidated statement of operations. As of June 30, 2020, there are no interest rate swaps on our condensed consolidated balance sheet. In addition, as discussed in “Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net,” we recorded a net realized loss on the sale of three construction loans and, in connection with a troubled debt restructuring, on one hotel loan.
We believe it is useful to our investors to also present Operating Earnings excluding realized loss on investments and realized loss on interest rate swap to reflect our operating results because our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which are our ongoing operations. We believe that our investors use Operating Earnings and Operating Earnings excluding realized loss on investments and realized loss on interest rate swap, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers and, as such, we believe that the disclosure of Operating Earnings and Operating Earnings excluding realized loss on investments and realized loss on interest rate swap is useful to our investors.
A significant limitation associated with Operating Earnings as a measure of our financial performance over any period is that it excludes unrealized gains (losses) from investments. In addition, our presentation of Operating Earnings may not be comparable to similarly-titled measures of other companies, that use different calculations. As a result, Operating Earnings should not be considered as a substitute for our GAAP net income as a measure of our financial performance or any measure of our liquidity under GAAP.
The table below summarizes the reconciliation from net income (loss) available to common stockholders to Operating Earnings and Operating Earnings excluding realized loss on investments and realized loss on interest rate swap ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss) available to common stockholders	$56,816	$56,505	$(74,411)	$117,428
Adjustments:
Equity-based compensation expense	4,252	4,294	8,515	8,195
Unrealized (gain) loss on interest rate swap	(50,018)	13,113	(14,470)	13,113
(Gain) loss on currency forwards	2,995	(11,186)	(67,496)	(4,466)
Foreign currency (gain) loss, net	(2,559)	7,777	35,390	883
Unrealized gain on interest rate cap	(738)	—	(738)	—
Realized gains relating to interest income on foreign currency hedges, net	1,088	325	1,344	744
Realized gains relating to forward points on foreign currency hedges, net	1,318	44	3,489	2,476
Amortization of the convertible senior notes related to equity reclassification	765	721	1,519	1,630
Provision for (reversal of) loan losses	(25,169)	(15,000)	158,296	(15,000)
Total adjustments:	(68,066)	88	125,849	7,575
Operating Earnings	$(11,250)	$56,593	$51,438	$125,003

Realized loss on investments	16,405	12,513	16,405	12,513
Realized loss on interest rate swap	53,851	—	53,851	—
Operating Earnings excluding realized loss on investments and realized loss on interest rate swap	$59,006	$69,106	$121,694	$137,516
Diluted Operating Earnings per share of common stock (1)	$(0.07)	$0.38	$0.33	$0.88
Diluted Operating Earnings excluding realized loss on investments and realized loss on interest rate swap	$0.38	$0.47	$0.79	$0.97
Basic weighted-average shares of common stock outstanding	151,523,513	145,567,963	152,735,852	140,117,813
Weighted-average diluted shares - Operating Earnings	153,550,431	147,414,136	154,752,932	141,965,673
———————
(1) For the computation of diluted Operating Earnings per share of common stock and diluted Operating Earnings excluding realized loss on investments and realized loss on interest rate swap per share of common stock, for the three months ended June 30, 2020, $8.7 million of interest expense related to the Notes is not deducted from the numerator and the potentially dilutive shares related to the Notes are excluded from the denominator, while there is no such impact for the six months ended June 30, 2020. For the computation of diluted Operating Earnings per share of common stock and diluted Operating Earnings excluding realized loss on investments and realized loss on interest rate swap per share of common stock, for the three and six months ended June 30, 2019, $7.9 million and $16.4 million, respectively, of interest expense related to the Notes is not deducted from the numerator and the potentially dilutive shares related to the Notes are excluded from the denominator.

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	June 30, 2020	December 31, 2019
Stockholders' Equity	$2,365,506	$2,629,975
Series B Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$2,196,246	$2,460,715
Common Stock	148,326,806	153,537,296
Book value per share	$14.81	$16.03

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2019	$16.03
Net unrealized gain on currency hedges	0.20
Repurchase of common stock	0.25
Decrease in fair value on interest rate swap	(0.27)
Vesting and delivery of RSUs	(0.07)
Other	(0.01)
Book value per share at June 30, 2020 prior to CECL Allowances	$16.13
Specific CECL Allowance	$(1.01)
Book value per share at June 30, 2020 prior to General CECL Allowance	$15.12
General CECL Allowance	$(0.31)
Book value per share at June 30, 2020	$14.81

We believe that presenting book value per share with sub-totals prior to the CECL Allowances is useful for investors for various reasons, including, among other things, the calculations for our financial covenants related to tangible net worth and debt-to-equity under our secured debt arrangements and senior secured term loan permit us to add the General CECL Allowance to our GAAP stockholders' equity. Given our lenders consider book value per share prior to the General CECL Allowance as an important metric related to our debt covenants, we believe disclosing book value per share prior to the General CECL Allowance is important to investors such that they have the same visibility.

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

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following June 30, 2020, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase (Decrease) to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)
USD	$1,628,001	$(6,884)	$(0.05)	$2,495	$0.02
GBP	430,294	420	—	155	—
EUR	225,590	176	—	—	—
Total:	$2,283,885	$(6,288)	$(0.05)	$2,650	$0.02
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
During the period ended June 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The recent outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. On March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The global impact of the outbreak has been rapidly evolving, and as cases of the virus increased around the world, governments and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Many governments, including where real estate is located that secures or underlies a significant portion of our mortgage and other real estate-related loans, have reacted by instituting quarantines, restrictions on travel, school closures, bans on public events and on public gatherings, “shelter in place”, “stay at home” and "safer-at-home" rules, restrictions on types of business that may continue to operate, with exceptions, in certain cases, available for certain essential operations and businesses, and/or restrictions on types of construction projects that may continue. Further, such actions have created, and expect to continue to create disruption in real estate financing transactions and the commercial real estate market and adversely impact a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and continue to cause regional, national and global economic slowdowns and potentially trigger recessions in any or all of these areas.
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
The following table sets forth the Company's repurchases of common stock during the three months ended June 30, 2020 ($ in thousands, except per share data):

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2020	—	$—	—	$—
May 2020	3,884,953	7.67	3,884,953	117,766
June 2020	1,611,023	8.65	1,611,023	103,831
Total	5,495,976	$7.96	5,495,976	$103,831
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

10.1
Trust Deed, dated June 30, 2020, by and between ACRE Debt 2 PLC, as issuer, and U.S. Bank Trustees Limited, as trustee, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on July 7, 2020 (File No.: 001-34452).

10.2
Incorporated Terms Memorandum, dated June 30, 2020, by and among ACRE Debt 2 PLC, ACREFI B, LLC, ACREFI BN, LLC, U.S. Bank Trustees Limited, Barclays Bank plc, and the other parties identified therein (portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K), incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on July 7, 2020 (File No.: 001-34452).

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

July 30, 2020

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)