Form 10-Q
period 2020-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2020-10-26
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
As of October 25, 2020, there were 140,296,764 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$438,234	$452,282
Commercial mortgage loans, net(1)(2)	5,427,945	5,326,967
Subordinate loans and other lending assets, net(2)	1,009,092	1,048,126
Derivative assets, net	13,654	—
Other assets	43,644	52,716
Loan proceeds held by servicer	—	8,272
Total Assets	$6,932,569	$6,888,363
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $12,746 and $17,190 in 2020 and 2019, respectively)	$3,465,337	$3,078,366
Convertible senior notes, net	564,611	561,573
Senior secured term loan, net (net of deferred financing costs of $7,565 and $7,277 in 2020 and 2019, respectively)	484,191	487,961
Accounts payable, accrued expenses and other liabilities(3)	89,222	100,712
Payable to related party	9,927	10,430
Derivative liabilities	—	19,346
Total Liabilities	4,613,288	4,258,388
Commitments and Contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B, 6,770,393 shares issued and outstanding ($169,260 liquidation preference)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 143,288,347 and 153,537,296 shares issued and outstanding in 2020 and 2019, respectively	1,433	1,535
Additional paid-in-capital	2,739,851	2,825,317
Accumulated deficit	(422,071)	(196,945)
Total Stockholders’ Equity	2,319,281	2,629,975
Total Liabilities and Stockholders’ Equity	$6,932,569	$6,888,363
———————
(1) Includes $5,405,220 and $4,852,087 pledged as collateral under secured debt arrangements in 2020 and 2019, respectively

(2) Net of $236,207 CECL Allowances in 2020, comprised of $196,931 Specific CECL Allowance and $39,276 General CECL Allowance. Net of $56,981 provision for loan loss in 2019.

(3) Includes $3,595 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2020.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net interest income:
Interest income from commercial mortgage loans	$74,522	$81,136	$232,018	$236,880
Interest income from subordinate loans and other lending assets	28,857	43,421	95,491	125,303
Interest expense	(34,824)	(39,341)	(113,527)	(109,147)
Net interest income	68,555	85,216	213,982	253,036
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,212 and $12,727 in 2020 and $3,889 and $12,084 in 2019, respectively)	(6,624)	(5,839)	(19,580)	(18,564)
Management fees to related party	(9,927)	(10,434)	(30,152)	(30,306)
Total operating expenses	(16,551)	(16,273)	(49,732)	(48,870)
Other income	128	429	1,479	1,431
Realized loss on investments	(1,037)	—	(17,442)	(12,513)
Reversal of (provision for) loan losses(1)	6,342	(35,000)	(151,954)	(20,000)
Foreign currency translation gain (loss)	27,002	(19,129)	(8,388)	(20,012)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $(35,076) and $18,356 in 2020 and $16,227 and $12,029 in 2019, respectively)	(34,537)	24,153	32,959	28,619
Loss on interest rate hedging instruments (includes unrealized gains (losses) of $(564) and $14,644 in 2020 and $(10,307) and $(23,420) in 2019, respectively)	(564)	(10,307)	(39,207)	(23,420)
Net income (loss)	$49,338	$29,089	$(18,303)	$158,271
Preferred dividends	(3,385)	(3,385)	(10,155)	(15,139)
Net income (loss) available to common stockholders	$45,953	$25,704	$(28,458)	$143,132
Net income (loss) per share of common stock:
Basic	$0.31	$0.16	$(0.20)	$0.97
Diluted	$0.31	$0.16	$(0.20)	$0.97
Basic weighted-average shares of common stock outstanding	146,612,313	153,531,678	150,679,773	144,638,237
Diluted weighted-average shares of common stock outstanding	146,612,313	153,531,678	150,679,773	144,638,237
Dividend declared per share of common stock	$0.35	$0.46	$1.10	$1.38
———————
(1) Comprised of $550 and $(139,950) of Specific CECL Reversal (Allowance) and $5,792 and $(12,004) of General CECL Reversal (Allowance) for the three and nine months ended September 30, 2020, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2020	6,770,393	$68	153,537,296	$1,535	$2,825,317	$(196,945)	$2,629,975
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	(30,867)	(30,867)
Capital increase (decrease) related to Equity Incentive Plan	—	—	503,251	5	(2,236)	—	(2,231)
Repurchase of common stock	—	—	(300,000)	(3)	(2,438)	—	(2,441)
Net loss	—	—	—	—	—	(127,842)	(127,842)
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.40 per share	—	—	—	—	—	(62,298)	(62,298)
Balance at March 31, 2020	6,770,393	$68	153,740,547	$1,537	$2,820,643	$(421,337)	$2,400,911
Capital increase related to Equity Incentive Plan	—	—	82,235	1	4,251	—	4,252
Repurchase of common stock	—	—	(5,495,976)	(55)	(43,783)	—	(43,838)
Net income	—	—	—	—	—	60,201	60,201
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(52,635)	(52,635)
Balance at June 30, 2020	6,770,393	$68	148,326,806	$1,483	$2,781,111	$(417,156)	$2,365,506
Capital increase related to Equity Incentive Plan	—	—	160	—	4,212	—	4,212
Repurchase of common stock	—	—	(5,038,619)	(50)	(45,472)	—	(45,522)
Net income	—	—	—	—	—	49,338	49,338
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,868)	(50,868)
Balance at September 30, 2020	6,770,393	$68	143,288,347	$1,433	$2,739,851	$(422,071)	$2,319,281

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2019	13,670,393	$137	133,853,565	$1,339	$2,638,441	$(130,170)	$2,509,747
Capital increase (decrease) related to Equity Incentive Plan	—	—	433,426	4	(1,099)	—	(1,095)
Conversions of convertible senior notes for common stock	—	—	1,967,361	20	33,758	—	33,778
Net income	—	—	—	—	—	67,758	67,758
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(6,835)	(6,835)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(63,529)	(63,529)
Balance at March 31, 2019	13,670,393	$137	136,254,352	$1,363	$2,671,100	$(132,776)	$2,539,824
Capital increase related to Equity Incentive Plan	—	—	27,245	—	4,294	—	4,294
Issuance of common stock	—	—	17,250,000	172	314,985	—	315,157
Redemption of preferred stock	(6,900,000)	(69)	—	—	(172,431)	—	(172,500)
Offering costs	—	—	—	—	(406)	—	(406)
Net income	—	—	—	—	—	61,424	61,424
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(4,919)	(4,919)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(71,475)	(71,475)

Balance at June 30, 2019	6,770,393	$68	153,531,597	$1,535	$2,817,542	$(147,746)	$2,671,399
Capital increase related to Equity Incentive Plan	—	—	159	—	3,889	—	3,889
Offering costs	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	29,089	29,089
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.46 per share	—	—	—	—	—	(71,470)	(71,470)
Balance at September 30, 2019	6,770,393	68	153,531,756	1,535	2,821,419	(193,512)	2,629,510

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the nine months ended September 30,
	2020	2019
Cash flows provided by operating activities:
Net income (loss)	$(18,303)	$158,271
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium and PIK	(53,670)	(61,949)
Amortization of deferred financing costs	9,652	8,535
Equity-based compensation	12,721	7,084
Provision for loan losses	151,954	20,000
Foreign currency loss	34,225	22,111
Unrealized (gain) loss on derivative instruments	(33,000)	11,391
Realized loss on investments	17,442	12,513
Changes in operating assets and liabilities:
Proceeds received from PIK	—	11,469
Other assets	(6,251)	(4,216)
Accounts payable, accrued expenses and other liabilities	(1,233)	2,462
Payable to related party	(503)	630
Net cash provided by operating activities	113,034	188,301
Cash flows used in investing activities:
New funding of commercial mortgage loans	(457,449)	(1,277,606)
Add-on funding of commercial mortgage loans	(262,193)	(271,720)
New funding of subordinate loans and other lending assets	—	(493,017)
Add-on funding of subordinate loans and other lending assets	(47,627)	(18,323)
Proceeds received from the repayment and sale of commercial mortgage loans	528,782	570,305
Proceeds received from the repayment of subordinate loans and other lending assets	5,122	254,019
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	6,420	24,524
Increase (decrease) in collateral held related to derivative contracts, net	25,130	(19,830)
Net cash (used in) provided by investing activities	(201,815)	(1,231,648)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	315,157
Redemption of preferred stock	—	(172,500)
Repurchase of common stock	(91,801)	—
Payment of offering costs	—	(153)
Proceeds from secured debt arrangements	1,465,757	1,948,037
Repayments of secured debt arrangements	(1,083,849)	(1,264,223)
Repayments of senior secured term loan principal	(3,750)	(1,250)
Proceeds from issuance of senior secured term loan	—	497,500
Exchanges of convertible senior notes	—	(704)
Payment of deferred financing costs	(8,092)	(11,043)
Other financing activities	(6,494)	—
Dividends on common stock	(186,883)	(197,757)
Dividends on preferred stock	(10,155)	(18,589)
Net cash (used in) provided by financing activities	74,733	1,094,475
Net increase in cash and cash equivalents	(14,048)	51,128
Cash and cash equivalents, beginning of period	452,282	109,806
Cash and cash equivalents, end of period	$438,234	$160,934
Supplemental disclosure of cash flow information:
Interest paid	$100,573	$96,201
Supplemental disclosure of non-cash financing activities:
Exchange of convertible senior notes for common stock	$—	$33,778
Dividend declared, not yet paid	$54,254	$74,855
Offering costs payable	$—	$200
Loan proceeds held by servicer	$—	$3,323
Deferred financing costs, not yet paid	$2,596	$5,420
Transfer of proceeds borrowed under secured credit facilities to Barclays Private Securitization	$782,006	$—
Restructuring of subordinate loan to commercial mortgage loan	$68,500	$—

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 ("Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Risks and Uncertainties
During the first quarter of 2020, there was a global outbreak of a novel coronavirus ("COVID-19"), which was declared by the World Health Organization as a pandemic. In response to COVID-19, the United States and numerous other countries have declared national emergencies, which has led to large scale quarantines as well as restrictions to business deemed non-essential. These responses to COVID-19 have disrupted economic activities and could have a continued significant adverse effect on economic and market conditions. As we are still in the midst of the COVID-19 pandemic we are not in a position to estimate the ultimate impact this will have on our business and the economy as a whole. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of September 30, 2020. The uncertainty surrounding COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
Current Expected Credit Losses ("CECL")
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which we refer to as the "CECL Standard." This update has changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaced the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost. The CECL Standard requires entities to record allowances for held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. We continue to record loan specific allowances as a practical expedient under the CECL Standard ("Specific CECL Allowance"), which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. In addition, we now record a general allowance in accordance with the CECL Standard on the remainder of the loan portfolio ("General CECL Allowance", and together with the Specific CECL Allowance, "CECL Allowances") on a collective basis by assets with similar risk characteristics.
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
The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The FASB recognizes the weighted average remaining maturity ("WARM") method as an acceptable approach for computing current expected credit losses. We have adopted the WARM method to comply with the CECL Standard in determining a General CECL Allowance for a majority of our portfolio. In the future, we may use other acceptable methods, such as a probability-of-default/loss-given-default method. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a Specific CECL Allowance.
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
We derived an annual historical loss rate based on a commercial mortgage backed securities ("CMBS") database with historical losses from 1998 through the third quarter of 2020 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year.
The General CECL Allowance on subordinate loans is calculated by incorporating both the loan balance of the position(s) of the structurally senior third-party lender(s) and the balance of our subordinate loan(s). The subordinate loans, by virtue of being the first loss position, are required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage allowance attributable to the subordinate loan. The General CECL Allowance on unfunded loan commitments is time-weighted based on our expected commitment to fund such obligations. The General CECL Allowance on unfunded commitments is recorded as a liability on our condensed consolidated balance sheet within accounts payable, accrued expenses and other liabilities. At adoption, the General CECL Allowance was $30.9 million and was recorded in our condensed consolidated statement of changes in stockholders’ equity.
Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for further information regarding CECL.

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
During the second quarter of 2020, we entered into a private securitization with Barclays Bank, plc (the "Barclays Private Securitization"). We have determined that the issuer of this securitization, ACRE Debt 2 PLC, is a Variable Interest Entity ("VIE") of which we were deemed to be the primary beneficiary and therefore, we consolidated the operations of this entity for GAAP. The collateral assets of the securitization are included in commercial mortgage loans, net on our condensed consolidated balance sheet. The liabilities of the securitization to the senior noteholders, excluding the notes held by us, are included in secured debt arrangements, net on our condensed consolidated balance sheet.

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity" ("ASU 2020-06"). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted "Earnings per share" under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. We are currently assessing the impact this guidance will have on our condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. We have loan agreements, debt agreements, and an interest rate cap that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. We have not adopted any of the optional expedients or exceptions through September 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions.
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
The fair value of interest rate swaps is determined by comparing the present value of remaining fixed payments to the present value of expected floating rate payments based on the forward one-month London Inter-bank Offered Rate ("LIBOR") curve. As of September 30, 2020, we had no interest rate swaps on our condensed consolidated balance sheet.
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

The following table summarizes the levels in the fair value hierarchy into which our derivative assets were categorized as of September 30, 2020 and December 31, 2019 ($ in thousands):

	Fair Value as of September 30, 2020				Fair Value as of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Foreign currency forward, net	$—	$13,481	$—	$13,481	$—	$—	$—	$—
Interest rate cap	—	173	—	173	—	—	—	—
Total financial instruments assets	$—	$13,654	$—	$13,654	$—	$—	$—	$—
The following table summarizes the levels in the fair value hierarchy into which our derivative liabilities were categorized as of September 30, 2020 and December 31, 2019 ($ in thousands):

	Fair Value as of September 30, 2020				Fair Value as of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Foreign currency forward, net	$—	$—	$—	$—	$—	$4,876	$—	$4,876
Interest rate swap liability	—	—	—	—	—	14,470	—	14,470
Total financial instrument liabilities	$—	$—	$—	$—	$—	$19,346	$—	$19,346

Note 4 – Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at September 30, 2020 and December 31, 2019 ($ in thousands):

Loan Type	September 30, 2020	December 31, 2019
Commercial mortgage loans, net (1)	$5,427,945	$5,326,967
Subordinate loans and other lending assets, net	1,009,092	1,048,126
Carrying value, net	$6,437,037	$6,375,093
  ———————
(1)Includes $156.4 million and $126.7 million in 2020 and 2019, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 95% floating rate loans, based on amortized cost, as of September 30, 2020 and December 31, 2019, respectively.

Activity relating to our loan portfolio, for the nine months ended September 30, 2020, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific Provision for Loan Loss	Carrying Value, Net
December 31, 2019	$6,467,842	$(35,768)	$(56,981)	$6,375,093
New loan fundings	457,449	—	—	457,449
Add-on loan fundings (2)	309,820	—	—	309,820
Loan repayments and sales	(543,535)	—	—	(543,535)
Gain (loss) on foreign currency translation	(15,060)	543	—	(14,517)
Specific CECL Allowance	—	—	(139,950)	(139,950)
Realized loss on investment	(20,569)	3,127	—	(17,442)
Deferred fees	—	(6,027)	—	(6,027)
PIK interest and amortization of fees	38,197	17,225	—	55,422
September 30, 2020	$6,694,144	$(20,900)	$(196,931)	$6,476,313
General CECL Allowance (3)				(39,276)
Carrying value, net				$6,437,037
———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees and deferred origination expenses.
(2)Represents fundings for loans closed prior to 2020.
(3)$3.6 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	September 30, 2020	December 31, 2019
Number of loans	70	72
Principal balance	$6,694,144	$6,467,842
Carrying value, net	$6,437,037	$6,375,093
Unfunded loan commitments (1)	$1,426,404	$1,952,887
Weighted-average cash coupon (2)	5.6%	6.5%
Weighted-average remaining fully-extended term (3)	2.9 years	3.3 years
Weighted-average expected term (4)	2.0 years	1.8 years
———————
(1)Unfunded loan commitments are funded to finance construction costs, tenant improvements, leasing commissions, or carrying costs. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.
(2)For floating rate loans, based on applicable benchmark rates as of the specified dates. For loans placed on non-accrual or cost recovery the interest rate used in calculating weighted-average cash coupon is 0%.
(3)Assumes all extension options are exercised.

(4)Expected term represents our estimated timing of repayments as of September 30, 2020 and December 31, 2019, respectively.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2020		December 31, 2019
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio
Office	$1,832,607	28.3%	$1,401,400	22.0%
Hotel	1,578,614	24.4	1,660,162	26.0
Residential-for-sale: construction	894,610	13.8	692,816	10.9
Residential-for-sale: inventory	150,015	2.3	321,673	5.1
Urban Retail	636,308	9.8	643,706	10.1
Urban Predevelopment	295,728	4.6	409,864	6.4
Healthcare	363,170	5.6	371,423	5.8
Industrial	228,674	3.5	227,940	3.6
Other	496,587	7.7	646,109	10.1
Total	$6,476,313	100.0%	$6,375,093	100.0%
General CECL Allowance (2)	(39,276)
Carrying value, net	$6,437,037
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)$3.6 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2020		December 31, 2019
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio
New York City	$2,393,012	37.0%	$2,167,487	34.0%
Northeast	138,448	2.1	110,771	1.7
United Kingdom	1,179,761	18.2	1,274,390	20.0
West	741,971	11.5	728,182	11.4
Midwest	556,011	8.6	614,337	9.6
Southeast	576,420	8.9	564,166	8.9
Other	890,690	13.7	915,760	14.4
Total	$6,476,313	100.0%	$6,375,093	100.0%
General CECL Allowance (2)	(39,276)
Carrying value, net	$6,437,037
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)$3.6 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

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

The following tables allocate the carrying value of our loan portfolio based on our internal risk ratings and date of origination at the dates indicated ($ in thousands):

September 30, 2020
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2020	2019	2018	2017	2016	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.5%	—	—	—	—	—	32,000
3	62	6,035,647	93.2%	450,119	2,685,060	1,350,949	815,789	88,685	645,045
4	—	—	—%	—	—	—	—	—	—
5	7	408,666	6.3%	—	—	28,872	137,798	114,910	127,086
Total	70	$6,476,313	100.0%	$450,119	$2,685,060	$1,379,821	$953,587	$203,595	$804,131
General CECL Allowance		(39,276)
Total carrying value, net		$6,437,037

Weighted Average Risk Rating		3.1

December 31, 2019
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2019	2018	2017	2016	2015	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	8	348,324	5.5%	—	241,676	—	36,250	24,546	45,852
3	61	5,707,555	89.5%	2,736,825	1,355,014	912,636	72,540	499,700	130,840
4	1	182,910	2.9%	—	—	—	182,910	—	—
5	2	136,304	2.1%	—	—	—	—	—	136,304
Total	72	$6,375,093	100.0%	$2,736,825	$1,596,690	$912,636	$291,700	$524,246	$312,996

Weighted Average Risk Rating		3.0

Current Expected Credit Losses

Refer to the following schedule of the General CECL Allowance as of September 30, 2020, and as of the date of adoption, January 1, 2020 ($ in thousands):

	September 30, 2020	January 1, 2020(1)
Commercial mortgage loans, net	$20,161	$12,149
Subordinate loans and other lending assets, net	19,115	15,630
Unfunded commitments(2)	3,595	3,088
Total General CECL Allowance	$42,871	$30,867

 ———————
(1)As of January 1, 2020, we adopted the CECL Standard through a cumulative-effect adjustment to retained earnings
(2)The General CECL Allowance on unfunded commitments is recorded as a liability on our condensed consolidated balance sheet within accounts payable, accrued expenses and other liabilities

In assessing the General CECL Allowance, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.
The General CECL Allowance increased by $12.0 million from initial adoption on January 1, 2020, to September 30, 2020. The increase is primarily related to a change in our view of estimated future macroeconomic conditions in the backdrop of the global COVID-19 pandemic and an increase in our view of the remaining expected term of our loan portfolio as of September 30, 2020.
The General CECL Allowance decreased by $5.8 million in the quarter ended September 30, 2020. The decrease is primarily related to an improved view of estimated future macroeconomic conditions since the prior quarter end.
Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.

We have made an accounting policy election to exclude $38.4 million accrued interest receivable, included in Other Assets on our condensed consolidated balance sheet, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance as any uncollected accrued interest receivable is written off in a timely manner. We discontinue accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan is a reduction to its amortized cost. The amortized cost basis for loans on cost recovery was $408.7 million and $136.3 million as of September 30, 2020 and December 31, 2019, respectively. For the three and nine months ended September 30, 2020, we received $0.3 million and $1.6 million, respectively, in interest that reduced amortized cost under the cost recovery method. Accrued interest is past due for 90 or more days for loans with an amortized cost basis of $408.7 million and $136.3 million as of September 30, 2020 and December 31, 2019, respectively.

The following schedule illustrates the quarterly changes in the CECL Allowance since we adopted the CECL Standard on January 1, 2020 ($ in thousands):

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2019	$56,981	$—	$—	$—	$56,981	—%	—%
Changes:
January 1, 2020 - Adoption of CECL Standard	—	27,779	3,088	30,867	30,867
Q1 Allowances	150,000	30,494	2,971	33,465	183,465
March 31, 2020	$206,981	$58,273	$6,059	$64,332	$271,313	1.08%	4.05%
Changes:
Q2 Allowances (Reversals)	5,500	(13,729)	(1,940)	(15,669)	(10,169)
Realized Loss	(15,000)	—	—	—	(15,000)
June 30, 2020	$197,481	$44,544	$4,119	$48,663	$246,144	0.81%	3.71%
Changes:
Q3 Reversals	(550)	(5,268)	(524)	(5,792)	(6,342)
September 30, 2020	$196,931	$39,276	$3,595	$42,871	$239,802	0.71%	3.59%
 ———————
(1)As of December 31, 2019, amount represents specific loan loss provisions recorded on assets before the adoption of the CECL Standard. After the adoption of the CECL Standard on January 1, 2020, amounts represent Specific CECL Allowances.

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

We evaluate our loans on a quarterly basis. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in accordance with the CECL Standard. In accordance with the practical expedient approach, we determine the loan loss provision to be the difference between the fair value of the underlying collateral and the carrying value of the loan (prior to the loan loss provision). When the repayment or satisfaction of a loan is dependent on a sale, rather than operations, of the collateral, the fair value is adjusted for the estimated cost to sell the collateral. The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. The key unobservable inputs used to determine the fair value of the underlying collateral may vary depending on the information available to us and market conditions as of the valuation date.

We evaluate modifications to our loan portfolio to determine if the modifications constitute a troubled debt restructuring ("TDR") and/or substantial modification, under ASC Topic 310 "Receivables". During the second quarter of 2020, one commercial mortgage loan, secured by a hotel in New York City, was restructured and was deemed to be a TDR. In connection with this restructuring, the borrower contributed additional equity of $15.0 million and concurrently we wrote down our principal on this loan by $15.0 million, which had been previously recorded as a Specific CECL Allowance. As of September 30, 2020, the loan had a principal balance and amortized cost of $142.8 million and $144.5 million, respectively, has a risk rating of 3, and is on accrual status. During the three months ended June 30, 2020, the CECL Allowance of $15.0 million was reversed through reversal of loan losses, while the write-down was recorded in realized loss on investments in our condensed consolidated statement of operations.

The following table summarizes the specific provision for loan losses that has been recorded on our portfolio as of September 30, 2020 ($ in thousands):

Type	Property type	Location	Amortized cost(1)	Interest recognition status/ as of date
Mortgage
	Urban Predevelopment(3)	Brooklyn, NY	128,418	Cost Recovery/ 3/1/2020
	Urban Predevelopment(3)	Miami, FL	114,910	Cost Recovery/ 3/1/2020
	Retail Center(4)(5)	Cincinnati, OH	105,561	Cost Recovery/ 10/1/2019
	Hotel(2)	Pittsburgh, PA	28,872	Cost Recovery/ 3/31/2020
	Residential-for-sale: inventory(6)(7)	Bethesda, MD	3,095	Cost Recovery/ 1/1/2018
Mortgage total:			$380,856
Mezzanine
	Hotel(2)	Washington, DC	18,430	Cost Recovery/ 3/31/2020
	Hotel(8)	Anaheim, CA	9,380	Cost Recovery/ 9/30/2020
Mezzanine total:			$27,810
Grand total:			$408,666
———————
(1)Amortized cost is shown net of $196.9 million of net loan loss provisions. During the three and nine months ended September 30, 2020, there was $(0.6) million and $140.0 million in (reversals)/provisions taken due to factors including COVID-19. See Note 2 for additional information regarding COVID-19.
(2)The fair value of hotel collateral was determined by applying a discount rate ranging from 8.5% to 11.0% and a capitalization rate ranging from 7.0% to 9.0%. For the hotel located in Washington, DC, during the three and nine months ended September 30, 2020, there was $0 and $0.2 million of interest paid applied towards reducing the carrying value of the loan, respectively.
(3)The fair value of urban predevelopment collateral was determined by assuming rent per square foot ranging from $48 to $225 and a capitalization rate ranging from 5.0% to 5.5%.

(4)The fair value of retail collateral was determined by applying a capitalization rate of 8.3%.
(5)The entity in which we own an interest and which owns the underlying property was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE. During the three and nine months ended September 30, 2020, $0.4 million and $1.1 million, respectively, of interest paid was applied towards reducing the carrying value of the loan.
(6)Subsequent to September 30, 2020, the remaining collateral on this loan was sold. In connection with the sale of the underlying collateral, a $1.9 million reversal of the previously recognized specific CECL Allowance was recorded during the three months ended September 30, 2020. Refer to "Note 18 - Subsequent Events" for more information.
(7)A $3.0 million portion of this provision was recorded on an investment previously recorded under other assets on our condensed consolidated balance sheet.
(8)The fair value of the hotel, located in Anaheim, California, was determined using the market approach where the fair market value of the underlying collateral, less projected closing costs, was compared to the amortized cost of the loan.
Other Loan and Lending Assets Activity
We recognized payment-in-kind ("PIK") interest of $12.5 million and $37.3 million for the three and nine months ended September 30, 2020, respectively, and $13.7 million and $42.8 million for the three and nine months ended September 30, 2019, respectively.
We recognized $0 and $0.2 million in pre-payment penalties and accelerated fees for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $4.0 million for the three and nine months ended September 30, 2019, respectively.
Our portfolio includes two other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests of $68.1 million as of September 30, 2020. These interests have a weighted average maturity of 6.07 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. Both interests are accounted for as held-to-maturity and recorded at amortized cost on our condensed consolidated balance sheet.
In January 2020, we sold £62.2 million ($81.3 million assuming conversion into U.S. dollars) in a mezzanine loan and £50.0 million ($65.3 million assuming conversion into U.S. dollars) unfunded commitment of a senior mortgage secured by a mixed-use property in London, UK to a fund managed by an affiliate of the Manager, that was originated by us in December 2019. This transaction was evaluated under ASC 860 - Transfers and Servicing, and we determined that it qualifies as a sale and accounted for it as such. We recorded no gain or loss related to this sale.
In the second quarter of 2020, we sold interests in three construction loans, with aggregate commitments of $376.9 million (of which approximately $127 million was funded at the time of sale). The sales were to entities managed by affiliates of the Manager. In connection with these sales, we agreed to indemnify each buyer on a limited basis for realized losses of up to 10% of the committed amount on each of the loans provided that; (i) the loan is in default on or prior to December 15, 2020 and (ii) the buyer realized a loss from an enforcement action pursuant to the underlying loan agreement on or prior to June 15, 2021. The limited indemnity does not cover a loss on sale of the loan or an unrealized mark-to-market loss. We recorded a loss of approximately $1.4 million in connection with these sales. These transactions were evaluated under ASC 860 - Transfers and Servicing, and we determined that they qualify as sales and accounted for them as such.
In July 2020, we sold our interest in a foreign residential-for-sale inventory loan, with outstanding principal of £97.5 million ($124.2 million assuming conversion into USD). We recorded a loss of approximately $1.0 million in connection with this sale. This transaction was evaluated under ASC 860 - Transfers and Servicing, and we determined that it qualifies as a sale and accounted for it as such.

Note 5 – Loan Proceeds Held by Servicer
Loan proceeds held by servicer represents principal payments held by our third-party loan servicer as of the balance sheet date which were remitted to us subsequent to the balance sheet date. There were no loan proceeds held by servicer as of September 30, 2020. Loan proceeds held by servicer were $8.3 million as of December 31, 2019.

Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	September 30, 2020	December 31, 2019
Interest receivable	$38,401	$35,581
Collateral deposited under derivative agreements	1,810	17,090
Other	3,433	45
Total	$43,644	$52,716

Note 7 – Secured Debt Arrangements, Net
At September 30, 2020 and December 31, 2019, our borrowings included the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

	September 30, 2020			December 31, 2019
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan (USD)	$1,132,013	$989,278	June 2024	$1,154,109	$1,090,160	June 2024
JPMorgan (GBP)	97,661	97,661	June 2024	51,702	50,410	June 2024
JPMorgan (EUR)	70,326	70,326	June 2024	94,189	94,189	June 2024
DB (USD)	1,000,000	526,743	March 2023	1,250,000	513,876	March 2021
Goldman (USD)	500,000	362,139	November 2021	500,000	322,170	November 2021
CS - USD	378,903	378,781	January 2023(3)	226,068	218,644	June 2020
CS - GBP	—	—	N/A(4)	93,915	93,915	June 2020
HSBC - USD	47,223	47,223	January 2021	50,625	50,625	October 2020
HSBC - GBP	—	—	N/A	34,634	34,634	June 2020
HSBC - EUR	157,148	157,148	July 2021	154,037	154,037	January 2021
Barclays (USD)	200,000	35,192	March 2024	N/A	N/A	N/A
Barclays (GBP)	—	—	N/A(4)	538,916	290,347	February 2024(5)
Barclays (EUR)	—	—	N/A(4)	182,549	182,549	November 2020
Total Secured Credit Facilities	3,583,274	2,664,491		4,330,744	3,095,556
Barclays Private Securitization	813,592	813,592	March 2024(5)	N/A	N/A	N/A
Total Secured Debt Arrangements	4,396,866	3,478,083		4,330,744	3,095,556
less: deferred financing costs	N/A	(12,746)		N/A	(17,190)
Total Secured Debt Arrangements, net(6)(7)(8)	$4,396,866	$3,465,337		$4,330,744	$3,078,366
———————
(1)As of September 30, 2020, British Pound Sterling ("GBP") and Euros ("EUR") borrowings were converted to U.S. Dollars ("USD") at a rate of 1.29 and 1.17, respectively. As of December 31, 2019, GBP and EUR borrowings were converted at a rate of 1.33 and 1.12, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Assumes financings are extended in line with the underlying loans.

(4)As of September 30, 2020, there are no loans pledged to this facility.
(5)Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(6)Weighted-average borrowing costs as of September 30, 2020 and December 31, 2019 were USD L + 2.15% / GBP L + 1.82% / EUR L + 1.46% and USD L + 2.07% / GBP L + 1.75% / EUR L + 1.36%, respectively.
(7)Weighted average advance rates based on cost as of September 30, 2020 and December 31, 2019 were 64.3% (63.8% (USD) / 67.9% (GBP) / 61.3% (EUR)) and 63.8% (66.7% (USD) / 47.1% (GBP) / 76.1% (EUR)).
(8)As of September 30, 2020 and December 31, 2019, approximately 55% and 54% of the outstanding balance under these secured borrowings were recourse to us.

Each of our existing secured debt arrangements include "credit based and other mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit of the underlying collateral value decreases, the amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. Generally, the lender under the applicable secured debt arrangement calls for and/or sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. If it is determined (subject to certain conditions) that the market value of the underlying collateral has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or may make margin calls, which may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of September 30, 2020 and December 31, 2019, the weighted average haircut under our secured debt arrangements was approximately 35.7% and 36.2%, respectively. In addition, our existing secured debt arrangements are not entirely term-matched financings and may mature before our commercial real estate debt investments that represent underlying collateral to those financings. We are in frequent dialogue with the lenders under our secured debt arrangements regarding our management of their collateral assets and as we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.
JPMorgan Facility
In November 2019, through three indirect wholly-owned subsidiaries, we entered into a Sixth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association (as amended, the "JPMorgan Facility"). The JPMorgan Facility allows for $1.3 billion of maximum borrowings (with amounts borrowed in British pounds and Euros converted to USD for purposes of calculating availability based on the greater of the spot rate as of the initial financing under the corresponding mortgage loan and the then-current spot rate) and matures in June 2022 and has two one-year extensions available at our option, which are subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in USD, GBP, or EUR. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of September 30, 2020, we had $1.2 billion (including £75.6 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
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
As of September 30, 2020, we had $526.7 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
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
As of September 30, 2020, we had $362.1 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.

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
As of September 30, 2020, we had $378.8 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into a Global Master Repurchase Agreement with Credit Suisse Securities (Europe) Limited (the "CS Facility - GBP"). During the third quarter of 2020, the facility was repaid in connection with the sale of the underlying loan.
HSBC Facility - USD
In October 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc (the "HSBC Facility - USD"), which provides for a single asset financing. The facility is scheduled to mature in January 2021. Margin calls may occur any time at specified aggregate margin thresholds.
As of September 30, 2020, we had $47.2 million of borrowings under the HSBC Facility - USD secured by one commercial mortgage loan.
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
As of September 30, 2020, we had $157.1 million (€134.1 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one commercial mortgage loan.
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
As of September 30, 2020, we had $35.2 million of borrowings outstanding under the Barclays Facility - USD secured by one commercial mortgage loan.
Barclays Facility - GBP/EUR
Beginning in October 2019, through an indirect wholly-owned subsidiary, we entered into five secured debt arrangements pursuant to a Global Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility - GBP/EUR"). In June 2020, all assets previously financed pursuant to this facility were refinanced under the Barclays Private Securitization.

Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes. This Barclays Private Securitization finances the loans that were previously financed under the Barclays Facility - GBP/EUR. In addition, we pledged an additional commercial mortgage loan with an outstanding principal balance of £26.0 million and pledged additional collateral of a financed loan of €5.3 million as of June 30, 2020.
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
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of September 30, 2020 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$670,024	January 2024
Total/Weighted-Average EUR	143,568	August 2021(2)
Total/Weighted-Average Securitization	$813,592	March 2024
———————
(1)Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(2)The EUR portion of the Barclays Private Securitization has an "evergreen" feature such that the facility continues for one year and can be terminated by either party on certain dates with, depending on the date of notice, a minimum of nine to twelve months' notice.

    The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheet ($ in thousands):

September 30, 2020
Assets:
Cash	$921
Commercial mortgage loans, net(1)	1,224,154
Other Assets	9,401
Total Assets	$1,234,476
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $0.2 million)	$813,431
Accounts payable, accrued expenses and other liabilities(2)	1,084
Total Liabilities	$814,515
———————
(1)Net of the General CECL Allowance of $6.1 million.
(2)Represents General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $0.3 million.

Three months ended
September 30, 2020
Net Interest Income:
Interest income from commercial mortgage loans	$15,075
Interest expense	(4,278)
Net interest income	$10,797
Provision for loan losses and impairments	$(2,318)
Foreign currency gain	17,078
Net Income	$25,557

As of September 30, 2020, we had $813.6 million (£518.6 million and €122.5 million assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
At September 30, 2020, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan	$45,918	$432,440	$678,907	$—	$1,157,265
DB	15,594	511,149	—	—	526,743
Goldman	—	362,139	—	—	362,139
CS - USD	94,299	146,994	137,488	—	378,781
HSBC - USD	47,223	—	—	—	47,223
HSBC - EUR	157,148	—	—	—	157,148
Barclays - USD	—	—	35,192	—	35,192
Barclays Private Securitization	143,568	289,769	380,255	—	813,592
Total	$503,750	$1,742,491	$1,231,842	$—	$3,478,083

The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at September 30, 2020, as well as the maximum and average month-end balances for the nine months ended September 30, 2020 for our borrowings under secured debt arrangements ($ in thousands).

	As of September 30, 2020		For the nine months ended September 30, 2020
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan	$1,157,265	$1,976,965	$1,192,288	$1,106,461
DB	526,743	804,835	526,743	501,470
Goldman	362,139	548,671	362,139	343,882
CS - USD	378,781	523,272	378,781	339,425
CS - GBP	—	—	90,111	57,459
HSBC - USD	47,223	67,203	50,625	48,357
HSBC - GBP	—	—	34,500	32,900
HSBC - EUR	157,148	204,040	160,034	152,982
Barclays - USD	35,192	49,929	35,193	27,372
Barclays - GBP	—	—	666,810	347,590

Barclays - EUR	—	—	180,595	94,028
Barclays Private Securitization	813,592	1,230,305	839,563	814,844
Total	$3,478,083	$5,405,220
The table below summarizes the outstanding balances at December 31, 2019, as well as the maximum and average month-end balances for the year ended December 31, 2019 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2019		For the year ended December 31, 2019
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan	$1,234,759	$1,845,400	$1,234,759	$947,400
DB	513,876	766,676	757,117	604,067
Goldman	322,170	513,559	324,821	246,318
CS - USD	218,644	308,884	218,644	182,646
CS - GBP	93,915	129,723	150,811	134,694
HSBC - USD	50,625	66,960	50,625	50,625
HSBC - GBP	34,634	49,976	50,784	42,296
HSBC - EUR	154,037	190,780	154,037	151,889
Barclays - GBP	290,347	738,455	290,347	139,004
Barclays - EUR	182,549	241,674	182,549	181,159
Total	$3,095,556	$4,852,087
We were in compliance with the covenants under each of our secured debt arrangements at September 30, 2020 and December 31, 2019.
Note 8 – Senior Secured Term Loan, Net
In May 2019, we entered into a $500.0 million senior secured term loan. The senior secured term loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The senior secured term loan matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities.
During the three and nine months ended September 30, 2020, we repaid $1.3 million and $3.8 million of principal related to the senior secured term loan, respectively. The outstanding principal balance as of September 30, 2020 and December 31, 2019 was $493.8 million and $497.5 million, respectively. As of September 30, 2020, the senior secured term loan had a carrying value of $484.2 million net of deferred financing costs of $7.6 million and an unamortized discount of $2.0 million. As of December 31, 2019, the senior secured term loan had a carrying value of $488.0 million net of deferred financing costs of $7.3 million and an unamortized discount of $2.3 million.
Covenants
The senior secured term loan includes the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
We were in compliance with the covenants under the senior secured term loan at September 30, 2020 and December 31, 2019.
Interest Rate Swap
In connection with the senior secured term loan, we previously entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the senior secured term loan at 4.87%. During the second quarter of 2020 we terminated the interest rate swap and recognized a realized loss of $53.9 million.
Interest Rate Cap
During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. In connection with the interest rate cap, we incurred up-front fees of $1.1 million, which we recorded as a deferred financing cost on our condensed consolidated balance sheet and interest expense will be recognized over the duration of the interest rate cap in our condensed consolidated statement of operations.
Note 9 – Convertible Senior Notes, Net
In two separate offerings during 2014, we issued an aggregate principal amount of $254.8 million of 5.50% Convertible Senior Notes due 2019 (the "2019 Notes"), for which we received $248.6 million, after deducting the underwriting discount and offering expenses. The 2019 Notes were exchanged or converted for shares of our common stock and cash as follows:
(i) On August 2, 2018, we entered into privately negotiated exchange agreements with a limited number of holders of the 2019 Notes pursuant to which we exchanged $206.2 million of the 2019 Notes for an aggregate of (a) 10,020,328 newly issued shares of our common stock, and (b) $39.3 million in cash. We recorded $166.0 million of additional paid-in-capital in our condensed consolidated statement of changes in stockholders' equity in connection with these transactions,
(ii) Certain holders elected to convert $47.9 million of the 2019 Notes, which were settled for an aggregate of (a) 2,775,509 newly issued shares of our common stock, and (b) $0.2 million in cash. We recorded $13.9 million of additional paid-in-capital in our condensed consolidated statement of changes in stockholders' equity in connection with these transactions. These conversions occurred from August 2018 through maturity.
The remaining $0.7 million in principal amount of the 2019 Notes was repaid at maturity on March 15, 2019.
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At September 30, 2020, the 2022 Notes had a carrying value of $339.7 million and an unamortized discount of $5.3 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At September 30, 2020, the 2023 Notes had a carrying value of $224.9 million and an unamortized discount of $5.1 million.
The following table summarizes the terms of the Notes ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	1.90
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	3.04
Total	$575,000
———————
(1)Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.
(2)We have the option to settle any conversions in cash, shares of common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per one thousand principal amount of the Notes converted, and includes adjustments relating to cash dividend payments made by us to stockholders that have been deferred and carried-forward in accordance with, and are not yet required to be made pursuant to, the terms of the applicable supplemental indenture.

We may not redeem the Notes prior to maturity except in limited circumstances. The closing price of our common stock on September 30, 2020 of $9.01 was less than the per share conversion price of the Notes.
In accordance with ASC 470 "Debt," the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates. As a result, we attributed approximately $15.4 million of the proceeds to the equity component of the Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in our condensed consolidated balance sheet as of September 30, 2020. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $7.2 million and $21.6 million for the three and nine months ended September 30, 2020, respectively, as compared to $7.2 million and $21.9 million for the three and nine months ended September 30, 2019, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $1.5 million and $4.5 million for the three and nine months ended September 30, 2020, respectively, as compared to $1.5 million and $4.6 million for the three and nine months ended September 30, 2019, respectively.
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
    The following table summarizes our non-designated foreign exchange ("Fx") forwards and our interest rate cap as of September 30, 2020:

	September 30, 2020
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	106	422,585	GBP	October 2020 - December 2024	2.16
Fx contracts - EUR	70	238,817	EUR	November 2020 - August 2024	2.79
Interest rate cap	1	500,000	USD	June 2023	2.71

The following table summarizes our non-designated Fx forwards and our interest rate swap as of December 31, 2019:

	December 31, 2019
	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	156	735,349	GBP	January 2020 - December 2024	1.49
Fx contracts - EUR	44	168,879	EUR	February 2020 - August 2024	3.22
Interest rate swap	1	500,000	USD	May 2026	6.37

We have not designated any of our derivative instruments as hedges as defined in ASC 815 - Derivatives and Hedging and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our derivatives for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2020	2019	2020	2019
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$(35,076)	$16,227	$18,356	$12,029
Forward currency contracts	Realized gain on derivative instruments	539	7,926	14,603	16,590
Total		$(34,537)	$24,153	$32,959	$28,619

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

		Amount of loss recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location of Loss Recognized in Income	2020	2019	2020	2019
Interest rate cap(1)	Unrealized gain (loss) on interest rate cap	$(564)	$—	$174	$—
Interest rate swap(2)	Unrealized gain (loss) on interest rate swap	—	(10,307)	14,470	(23,420)
Interest rate swap(2)	Realized loss on interest rate swap	—	—	(53,851)	—
Total		$(564)	$(10,307)	$(39,207)	$(23,420)
———————
(1)With a notional amount of $500.0 million and $0 at September 30, 2020, and 2019, respectively.
(2)With a notional amount of $0 and $500.0 million at September 30, 2020, and 2019, respectively.

The following tables summarize the gross asset and liability amounts related to our derivatives at September 30, 2020 and December 31, 2019 ($ in thousands)

	September 30, 2020			December 31, 2019
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet
Forward currency contracts	$20,788	$(7,307)	$13,481	$—	$—	$—
Interest rate cap	173	—	173	—	—	—
Total	$20,961	$(7,307)	$13,654	$—	$—	$—

	September 30, 2020			December 31, 2019
	Gross Amount of Recognized Liability	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Liability Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in our Condensed Consolidated Balance Sheet
Interest rate swap	$—	$—	$—	$14,470	$—	$14,470
Forward currency contracts	—	—	—	12,687	(7,811)	4,876
Total derivative liabilities	$—	$—	$—	$27,157	$(7,811)	$19,346

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	September 30, 2020	December 31, 2019
Accrued dividends payable	$53,689	$74,771
Collateral deposited under derivative agreements	12,780	2,930
Accrued interest payable	13,013	16,089
Accounts payable and other liabilities	6,145	6,922
General CECL Allowance on unfunded commitments(1)	3,595	—
Total	$89,222	$100,712
  ———————
(1)Refer to Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net for additional disclosure related to the General CECL Allowance on unfunded commitments for the quarter ended September 30, 2020.
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
The current term of the Management Agreement will expire on September 29, 2021, and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by our independent directors in February 2020, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.
We incurred approximately $9.9 million and $30.2 million in base management fees under the Management Agreement for the three and nine months ended September 30, 2020, respectively, as compared to $10.4 million and $30.3 million for the three and nine months ended September 30, 2019, respectively.

In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and nine months ended September 30, 2020 we paid expenses totaling $0.6 million and $1.7 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $0.5 million and $2.0 million, respectively Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on our condensed consolidated balance sheet at September 30, 2020 and December 31, 2019 are approximately $9.9 million and $10.4 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
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
In the second quarter of 2020, we sold our interests in three construction loans to entities managed by affiliates of the Manager. Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to these sales.
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
We recognized stock-based compensation expense of $4.2 million and $12.7 million for the three and nine months ended September 30, 2020, respectively, related to restricted stock and RSU vesting, as compared to $3.9 million and $12.1 million for the three and nine months ended September 30, 2019, respectively.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the nine months ended September 30, 2020:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in thousands)
Outstanding at December 31, 2019	25,356	2,007,355
Granted	82,235	54,867	906
Vested	(25,356)	(264)	N/A
Forfeiture	—	(13,587)	N/A
Outstanding at September 30, 2020	82,235	2,048,371

Below is a summary of restricted stock and RSU vesting dates as of September 30, 2020:

Vesting Year	Restricted Stock	RSU	Total Awards
2020	—	956,738	956,738
2021	82,235	699,903	782,138
2022	—	373,441	373,441
2023	—	18,289	18,289
Total	82,235	2,048,371	2,130,606

At September 30, 2020, we had unrecognized compensation expense of approximately $0.3 million and $22.9 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.

RSU Deliveries
During the nine months ended September 30, 2020 and 2019, we delivered 503,411 and 433,585 shares of common stock for 868,421 and 730,980 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $6.5 million and $5.0 million for the nine months ended September 30, 2020 and 2019, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.
Note 14 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2020, 143,288,347 shares of common stock were issued and outstanding, and 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") were issued and outstanding.
On June 10, 2019, we redeemed all 6,900,000 shares of 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock") outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223 per share.
Dividends. The following table details our dividend activity:

	Three months ended		Nine months ended
Dividend declared per share of:	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Common Stock	$0.35	$0.46	$1.10	$1.38
Series B Preferred Stock	0.50	0.50	1.50	1.50
Series C Preferred Stock	N/A	N/A	N/A	0.7223
Common Stock Offerings. During the first quarter of 2019, we issued 1,967,361 shares of our common stock, at a per share conversion price of $17.17, related to conversions of the 2019 Notes, the remainder of which matured on March 15, 2019. We recorded a $33.8 million increase in additional paid in capital in our condensed consolidated statement of changes in stockholders' equity. Refer to "Note 9 - Convertible Senior Notes, Net" for a further discussion on the conversions of the 2019 Notes.
During the second quarter of 2019, we completed a follow-on public offering of 17,250,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $18.27 per share. The aggregate net proceeds from the offering were $314.8 million after deducting offering expenses.
Common Stock Repurchases. The following table details our common stock repurchase activity during the nine months ended September 30, 2020:

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	Total
Shares Repurchased	300,000	5,495,976	5,038,619	10,834,595
Weighted Average Price	$8.12	$7.96	$9.01	$8.45
Note 15 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court. The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, which are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs filed a timely notice of appeal on December 6, 2019 and, as of September 28, 2020, the parties have now fully briefed the appeal. We are awaiting scheduling of oral argument. We believe the claims are without merit and do not believe this will have a material adverse effect on our condensed consolidated financial statements.
Loan Commitments. As described in "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" at September 30, 2020, we had $1.4 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining expected 4.1 years weighted average tenor of these loans.
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
As of September 30, 2020, we have not recorded any contingencies on our condensed consolidated balance sheet related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to “Note 2 - Summary of Significant Accounting Policies” for further discussion regarding COVID-19.
Note 16 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheet at September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$438,234	$438,234	$452,282	$452,282
Commercial mortgage loans, net	5,427,945	5,337,301	5,326,967	5,380,693
Subordinate loans and other lending assets, net(1)	1,009,092	982,961	1,048,126	1,050,961
Secured debt arrangements, net	(3,465,337)	(3,465,337)	(3,078,366)	(3,078,366)
Senior secured term loan, net	(484,191)	(471,531)	(487,961)	(499,988)
2022 Notes	(339,695)	(326,867)	(337,755)	(348,060)
2023 Notes	(224,916)	(206,126)	(223,818)	(234,600)
———————
(1)Includes subordinate risk retention interests in securitization vehicles with an estimated fair value that approximates their carrying value.
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
The table below presents the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2020 and 2019 ($ in thousands except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Basic Earnings
Net income (loss)	$49,338	$29,089	$(18,303)	$158,271
Less: Preferred dividends	(3,385)	(3,385)	(10,155)	(15,139)
Net income (loss) available to common stockholders	$45,953	$25,704	$(28,458)	$143,132
Less: Dividends on participating securities	(717)	(847)	(2,238)	(2,547)
Basic Earnings	$45,236	$24,857	$(30,696)	$140,585

Diluted Earnings
Net income (loss) available to common stockholders	$45,953	$25,704	$(28,458)	$143,132
Less: Dividends on participating securities	(717)	—	(2,238)	—
Add: Interest expense on Notes	—	—	—	—
Diluted Earnings	$45,236	$25,704	$(30,696)	$143,132

Number of Shares:
Basic weighted-average shares of common stock outstanding	146,612,313	153,531,678	150,679,773	144,638,237
Diluted weighted-average shares of common stock outstanding	146,612,313	153,531,678	150,679,773	144,638,237

Earnings Per Share Attributable to Common Stockholders
Basic	$0.31	$0.16	$(0.20)	$0.97
Diluted	$0.31	$0.16	$(0.20)	$0.97
The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and nine months ended September 30, 2020, 28,533,271 weighted-average potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2019, 28,533,271 and 29,041,856 weighted-average potentially issuable shares with respect to the Notes, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. Refer to "Note 9 - Convertible Senior Notes, Net" for further discussion.
For the three and nine months ended September 30, 2020, 2,051,311 and 2,028,573 weighted-average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2019, 1,839,631 and 1,845,086 of weighted-average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
Note 18 – Subsequent Events
Subsequent to the quarter ended September 30, 2020, the following events took place:
Investment activity: We funded approximately $33.0 million for previously closed loans.
Loan Repayments. We received approximately $1.3 million from loan repayments.
In addition, the remaining collateral of for-sale residential condominium units located in Bethesda, MD, was sold for net proceeds approximately equal to the carrying value of the loan.
Loan Sales: We sold, at par, a $25.0 million subordinate position of a residential-for-sale: construction loan with a total commitment of $110.0 million.
Unconsolidated Joint Venture: We entered into a joint venture which owns the underlying properties that secure our $180.0 million first mortgage predevelopment loan located in Miami, FL. The entity in which we own an interest, and which owns the underlying properties was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE.

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
Loan Portfolio Overview
The following table sets forth certain information regarding our commercial real estate debt portfolio as of September 30, 2020 ($ in thousands):

Description	Amortized Cost	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$5,427,945	4.7%	5.2%	$3,478,083	2.2%	$1,949,862
Subordinate loans and other lending assets, net	1,009,092	10.5%	11.4%	—	—	1,009,092
Total/Weighted-Average	$6,437,037	5.6%	6.2%	$3,478,083	2.2%	$2,958,954
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of September 30, 2020 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $12.7 million.
(4)    Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate and other lending assets portfolio, on a loan-by-loan basis, as of September 30, 2020 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
1	Urban Retail	3	08/2019	$317	$—		09/2024	Manhattan, NY
2	Urban Retail	3	12/2019	320	—		12/2023	London, UK
3	Hotel	3	10/2019	261	50		08/2024	Various
4	Healthcare	3	10/2019	220	29		10/2024	Various
5	Office	3	02/2020	216	—		02/2025	London, UK

6	Industrial	3	01/2019	197	7		02/2024	Brooklyn, NY
7	Office	3	06/2019	204	29		11/2026	Berlin, Germany
8	Office	3	10/2018	197	3		01/2022	Manhattan, NY
9	Urban Predevelopment (1)	5	01/2016	115	—		09/2021	Miami, FL
10	Office	3	09/2019	179	—		09/2023	London, UK
11	Office	3	01/2020	184	103		02/2025	Long Island City, NY
12	Office	3	11/2017	151	—		01/2023	Chicago, IL
13	Urban Predevelopment(1)	5	03/2017	128	—		12/2020	Brooklyn, NY
14	Hotel	3	04/2018	152	—		04/2023	Honolulu, HI
15	Hotel	3	09/2015	145	—		06/2024	Manhattan, NY
16	Hotel	3	05/2018	140	—		06/2023	Miami, FL
17	Hotel	3	08/2019	139	—		08/2024	Puglia, Italy
18	Office	3	01/2018	135	56		01/2022	Renton, WA
19	Retail center(1)	5	11/2014	105	—		09/2021	Cincinnati, OH
20	Office	3	10/2018	135	51	Y	10/2023	Manhattan, NY
21	Residential-for-sale: construction	3	12/2019	135	15	Y	01/2023	Boston, MA
22	Hotel	3	03/2017	105	—		03/2022	Atlanta, GA
23	Hotel	3	11/2018	100	—		12/2023	Vail, CO
24	Hotel	3	12/2017	91	—		12/2022	Manhattan, NY
25	Office	3	03/2018	92	—		04/2023	Chicago, IL
26	Residential-for-sale: inventory	3	12/2019	73	—		07/2021	Manhattan, NY
27	Office	3	04/2019	97	62	Y	09/2025	Culver City, CA
28	Office	3	12/2017	87	37		07/2022	London, UK
29	Mixed Use	3	12/2019	75	1		12/2024	London, UK
30	Residential-for-sale: construction	3	12/2018	71	107	Y	12/2023	Manhattan, NY
31	Residential-for-sale: construction	3	10/2015	69	—		08/2021	Manhattan, NY
32	Multifamily	3	04/2014	66	—		07/2023	Various
33	Hotel	3	08/2019	67	—		09/2022	Manhattan, NY
34	Hotel	3	04/2018	64	—		05/2023	Scottsdale, AZ
35	Urban Predevelopment	3	12/2016	52	—		06/2022	Los Angeles, CA
36	Hotel	3	09/2019	60	—		10/2024	Miami, FL
37	Residential-for-sale: construction	3	01/2018	68	12	Y	01/2023	Manhattan, NY
38	Hotel	3	12/2019	59	—		01/2025	Tucson, AZ
39	Multifamily	3	11/2014	54	—		11/2021	Various
40	Hotel	3	05/2019	52	—		06/2024	Chicago, IL
41	Multifamily	3	02/2020	50	1		03/2024	Cleveland, OH
42	Hotel	3	12/2015	42	—		08/2024	St. Thomas, USVI
43	Residential-for-sale: construction	3	12/2018	65	38	Y	01/2024	Hallandale Beach, FL
44	Hotel(1)	5	02/2018	29	—		03/2023	Pittsburgh, PA
45	Office	3	12/2019	34	3		12/2022	Edinburgh, Scotland
46	Residential-for-sale: inventory	3	05/2018	24	—		03/2021	Manhattan, NY
47	Residential-for-sale: inventory	3	06/2018	13	—		07/2021	Manhattan, NY
48	Residential-for-sale: inventory(1)	5	02/2014	3	—		04/2021	Bethesda, MD
49	Mixed Use	3	12/2019	11	789	Y	06/2025	London, UK
	General CECL Allowance			(20)
	Sub total / Weighted-Average Subordinate Loans and Other Lending Assets	3.1		$5,428	$1,393		3.0 Years

Subordinate Loan and Other Lending Asset Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
1	Residential-for-sale: construction (2)	3	06/2015	$224	—	Y	12/2020	Manhattan, NY
2	Residential-for-sale: construction	3	12/2017	108	11	Y	06/2022	Manhattan, NY

3	Office	3	01/2019	100	—		12/2025	Manhattan, NY
4	Healthcare(3)	3	01/2019	76	—		01/2024	Various
5	Residential-for-sale: construction (2)	3	11/2017	85	—	Y	12/2020	Manhattan, NY
6	Residential-for-sale: construction	3	12/2017	72	—	Y	04/2023	Los Angeles, CA
7	Healthcare(4)	3	07/2019	51	—		06/2024	Various
8	Mixed Use	3	01/2017	42	—		02/2027	Cleveland, OH
9	Residential-for-sale: inventory	3	10/2016	36	—		10/2020	Manhattan, NY
10	Mixed Use	3	02/2019	38	—	Y	12/2022	London, UK
11	Industrial	2	05/2013	32	—		05/2023	Various
12	Mixed Use	3	12/2018	29	22	Y	12/2023	Brooklyn, NY
13	Hotel	3	06/2015	24	—		07/2025	Phoenix, AZ
14	Hotel	3	06/2018	20	—		06/2023	Las Vegas, NV
15	Multifamily	3	05/2018	19	—		05/2028	Cleveland, OH
16	Healthcare(3)(4)	3	02/2019	17	—		01/2034	Various
17	Office	3	07/2013	14	—		07/2022	Manhattan, NY
18	Hotel(1)	5	06/2015	18	—		12/2022	Washington, DC
19	Hotel(1)	5	05/2017	9	—		06/2027	Anaheim, CA
20	Office	3	08/2017	7	—		09/2024	Troy, MI
21	Mixed Use	3	07/2012	7	—		08/2022	Chapel Hill, NC
	General CECL Allowance			(19)
	Sub total / Weighted-Average Subordinate Loans and Other Lending Assets	3.0		$1,009	$33		2.5 Years

	Total / Weighted-Average Loan Portfolio	3.1		$6,437	$1,426		2.9 Years

———————
(1)Amortized cost for these loans is net of the recorded provisions for loan losses.
(2)Both loans are secured by the same property.
(3)Loan and Single Asset, Single Borrower CMBS are secured by the same properties.
(4)Single Asset, Single Borrower CMBS.

Our average asset and debt balances for the nine months ended September 30, 2020 were ($ in thousands):

	Average month-end balances for the nine months ended September 30, 2020
Description	Assets	Related debt
Commercial mortgage loans, net	$5,635,603	$3,399,455
Subordinate loans and other lending assets, net	1,048,555	—
Portfolio Management
Due to the impact of COVID-19, some of our borrowers have experienced consequences which are preventing the execution of their business plans and in some cases temporary closures. As a result, we have worked with borrowers to execute loan modifications which are typically coupled with additional equity contributions from borrowers. Loan modifications to date have included repurposing of reserves, temporary deferrals of interest or principal, and partial deferral of coupon interest as payment-in-kind interest. None of these modifications are troubled debt restructurings.
Investment Activity
During the nine months ended September 30, 2020, we committed $562.0 million of capital to loans ($457.4 million of which was funded during the nine months ended September 30, 2020). In addition, during the nine months ended September 30, 2020, we received $543.5 million in repayments and sales and funded $309.8 million for loans closed prior to 2020.

Net Income (Loss) Available to Common Stockholders
For the three months ended September 30, 2020 and 2019 our net income available to common stockholders was $46.0 million, or $0.31 per diluted share of common stock, and $25.7 million, or $0.16 per diluted share of common stock, respectively. For the nine months ended September 30, 2020 and 2019, our net income (loss) available to common stockholders was $(28.5) million, or $(0.20) per diluted share of common stock, and $143.1 million, or $0.97 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands):

	Three months ended September 30,		2020 vs 2019	Nine months ended September 30,		2020 vs. 2019
	2020	2019		2020	2019
Net interest income:
Interest income from commercial mortgage loans	$74,522	$81,136	$(6,614)	$232,018	$236,880	$(4,862)
Interest income from subordinate loans and other lending assets	28,857	43,421	(14,564)	95,491	125,303	(29,812)
Interest expense	(34,824)	(39,341)	4,517	(113,527)	(109,147)	(4,380)
Net interest income	68,555	85,216	(16,661)	213,982	253,036	(39,054)
Operating expenses:
General and administrative expenses	(6,624)	(5,839)	(785)	(19,580)	(18,564)	(1,016)
Management fees to related party	(9,927)	(10,434)	507	(30,152)	(30,306)	154
Total operating expenses	(16,551)	(16,273)	(278)	(49,732)	(48,870)	(862)
Other income	128	429	(301)	1,479	1,431	48
Realized loss on investments	(1,037)	—	(1,037)	(17,442)	(12,513)	(4,929)
Reversal of (provision for) loan losses - Specific CECL Allowance	550	(35,000)	35,550	(139,950)	(20,000)	(119,950)
Reversal of (provision for) loan losses - General CECL Allowance	5,792	—	5,792	(12,004)	—	(12,004)
Foreign currency translation gain (loss)	27,002	(19,129)	46,131	(8,388)	(20,012)	11,624
Gain (loss) on foreign currency forwards	(34,537)	24,153	(58,690)	32,959	28,619	4,340
Loss on interest rate hedging instruments	(564)	(10,307)	9,743	(39,207)	(23,420)	(15,787)
Net income (loss)	$49,338	$29,089	$20,249	$(18,303)	$158,271	$(176,574)
Net Interest Income

Net interest income decreased by $16.7 million and $39.1 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease was primarily due to (i) a 2.02% and 1.73% decrease in average one-month LIBOR, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in September 30, 2019 and (ii) loans with an aggregate principal balance of $602.2 million being on cost recovery or non-accrual status as of September 30, 2020 compared to $196.4 million as of September 30, 2019. This decrease was offset by (i) a $0.5 billion increase in loan principal balance as of September 30, 2020 compared to the same date in 2019 and (ii) in the money LIBOR floors on several of our loans.
We recognized PIK interest of $12.5 million and $37.3 million for the three and nine months ended September 30, 2020, respectively, and $13.7 million and $42.8 million for the three and nine months ended September 30, 2019, respectively.
We recognized $0 and $0.2 million in pre-payment penalties and accelerated fees for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $4.0 million for the three and nine months ended September 30,

2019, respectively.
Operating Expenses
General and administrative expenses
General and administrative expenses increased by $0.8 million for the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily driven by a $0.5 million increase in general operating expenses and $0.3 million increase in non-cash restricted stock and RSU amortization related to shares of stock awarded under the LTIPs.
General and administrative expenses increased by $1.0 million for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to a $0.6 million increase in non-cash restricted stock and RSU amortization related to shares of common stock awarded under the LTIPs and $0.4 million increase in general operating expenses.
Management fees to related party
Management fee expense decreased by $0.5 million during the three months ended September 30, 2020 as compared to the same periods in 2019. The decrease is primarily attributable to a decrease in our stockholders’ equity (as defined in the Management Agreement) as a result of our common stock repurchase of 10,834,595 shares during the nine months ended September 30, 2020 (as described in "Note 14 - Stockholders' Equity").
Management fees decreased by $0.2 million during the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease is primarily attributable to the decrease in our stockholders' equity as noted above and was partially offset by an increase in our management fee as a result of a decrease in our quarterly dividend during 2020.
Management fees and the relationship between us and the Manager under the Management Agreement are discussed further in the accompanying condensed consolidated financial statements, in "Note 12 - Related Party Transactions."
Reversal of (provision for) loan losses - General CECL Allowance
The General CECL Allowance decreased by $5.8 million during the three months ended September 30, 2020 and increased by $12.0 million during the nine months ended September 30, 2020. For the three months ended September 30, 2020, the decrease is primarily related to an improvement in our view of estimated future market conditions since prior quarter end; for the nine months ended September 30, 2020, the increase is primarily related to a more negative view of estimated future macroeconomic conditions in the backdrop of the global COVID-19 pandemic and an increase in our view of the remaining expected term of our loan portfolio. Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Reversal of (provision for) loan losses - Specific CECL Allowance
During the three months ended September 30, 2020, we recorded a net reversal of $0.6 million of Specific CECL Allowances predominately due to a reversal of a previously recorded allowance. During the nine months ended September 30, 2020, we recorded Specific CECL Allowances on eight loans, totaling $156.9 million, two of which had existing loan loss provisions, partially offset by $16.9 million in reversals of previously recorded allowances. Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance.
Foreign currency gain and (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three and nine months ended September 30, 2020 was $(7.5) million and $24.6 million, respectively, and the net impact for the three and nine months ended September 30, 2019 was $5.0 million and $8.6 million, respectively.
Loss on interest rate hedges
In connection with the senior secured term loan, we had previously entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the senior secured term loan at 4.87%. During the second quarter of 2020 we terminated the interest rate swap and recognized a realized loss of $53.9 million. Subsequent to the termination of the interest rate swap in the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. During the three and nine months ended September 30, 2020, the interest rate cap had an unrealized loss of $0.6 million and an unrealized gain of $0.2 million, respectively.

Dividends
The following table details our dividend activity:

	Three months ended		Nine months ended
Dividend declared per share of:	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Common Stock	$0.35	$0.46	$1.10	$1.38
Series B Preferred Stock	0.50	0.50	1.50	1.50
Series C Preferred Stock	N/A	N/A	N/A	0.7223
Subsequent Events
Refer to "Note 18 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2020.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. As of September 30, 2020, we had $1.1 billion of corporate debt and $3.5 billion of asset specific financings. We have no corporate debt maturities until August 2022. As of September 30, 2020, we had $438 million of cash on hand and $11.9 million of approved and undrawn capacity from our secured debt arrangements. In addition, we have a significant amount of unencumbered loan assets. In light of COVID-19 and its severe impact on the economy we have taken steps to increase our cash balances in order to maintain an adequate level of liquidity to meet future outflows. As the duration and severity of COVID-19 remain unknown, so does the impact it will have on our borrowers, lenders, and the economy as a whole. We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. At this time we believe we have sufficient liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2020	December 31, 2019
Debt to Equity Ratio (1)	1.7	1.4
———————
(1)Represents total debt less cash and loan proceeds held by servicer to total stockholders' equity.
Our primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See "Results of Operations – Loan Portfolio Overview" above for a summary of interest rates related to our investment portfolio as of September 30, 2020.

Borrowings Under Various Financing Arrangements
JPMorgan Facility
In November 2019, through three indirect wholly-owned subsidiaries, we entered into a Sixth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. The JPMorgan Facility allows for $1.3 billion of maximum borrowings (with amounts borrowed in British pounds and Euros converted to USD for purposes of calculating availability based on the greater of the spot rate as of the initial financing under the corresponding mortgage loan and the then-current spot rate) and matures in June 2022 and has two one-year extensions available at our option, which are subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in USD, GBP, or EUR. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of September 30, 2020, we had $1.2 billion (including £75.6 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
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
As of September 30, 2020, we had $526.7 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
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
As of September 30, 2020, we had $362.1 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
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
As of September 30, 2020, we had $378.8 million of borrowings outstanding under the CS Facility - USD secured by certain of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into a Global Master Repurchase Agreement with Credit Suisse Securities (Europe) Limited. During the third quarter of 2020, the facility was repaid in connection with the sale of the underlying loan.
HSBC Facility - USD
In October 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The facility is scheduled to mature in January 2021. Margin calls may occur any time at specified aggregate margin thresholds.
As of September 30, 2020, we had $47.2 million of borrowings under the HSBC Facility - USD secured by one commercial mortgage loan.
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
As of September 30, 2020, we had $157.1 million (€134.1 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one commercial mortgage loan.
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
As of September 30, 2020, we had $35.2 million of borrowings outstanding under the Barclays Facility - USD secured by one commercial mortgage loan.
Barclays Facility - GBP/EUR
Beginning in October 2019, through an indirect wholly-owned subsidiary, we entered into five secured debt arrangements pursuant to a Global Master Repurchase Agreement with Barclays Bank plc. In June 2020, all assets previously financed pursuant to this facility were refinanced under the Barclays Private Securitization.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $813.6 million of senior notes. This Barclays Private Securitization finances the loans that were previously financed under the Barclays Facility - GBP/EUR. In addition, we pledged an additional commercial mortgage loan with an outstanding principal balance of £26.0 million and pledged additional collateral of a financed loan of €5.3 million as of June 30, 2020.
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
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of September 30, 2020 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$670,024	January 2024
Total/Weighted-Average EUR	143,568	August 2021(2)
Total/Weighted-Average Securitization	$813,592	March 2024
———————
(1)Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(2)The EUR portion of the Barclays Private Securitization has an "evergreen" feature such that the facility continues for one year and can be terminated by either party on certain dates with, depending on the date of notice, a minimum of nine to twelve months' notice.

As of September 30, 2020, we had $813.6 million (£518.6 million and €122.5 million assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.

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
Senior Secured Term Loan
In May 2019, we entered into the $500.0 million senior secured term loan. During the nine months ended September 30, 2020, we repaid $3.8 million of principal related to the senior secured term loan. The senior secured term loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The outstanding balance as of September 30, 2020 was $493.8 million. The senior secured term loan matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The senior secured term loan includes the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
Convertible Senior Notes
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At September 30, 2020, the 2022 Notes had a carrying value of $339.7 million and an unamortized discount of $5.3 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At September 30, 2020, the 2023 Notes had a carrying value of $224.9 million and an unamortized discount of $5.1 million.
Cash Generated from Equity Offerings
During the second quarter of 2019, we completed a follow-on public offering of 17,250,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $18.27 per share. The aggregate net proceeds from the offering were $314.8 million after deducting offering expenses.
In March 2020, our board of directors approved a stock repurchase program for up to an aggregate of $150.0 million of our common stock. During the nine months ended September 30, 2020, we repurchased 10,834,595 shares of our common stock under this program at a weighted-average price of $8.45 per share.
Other Potential Sources of Financing
Our primary sources of cash currently consist of cash available, which was $438.2 million as of September 30, 2020, principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings. As of September 30, 2020 we also held $1.0 billion of unencumbered assets, consisting of $42.9 million of senior mortgages and $1.0 billion of mezzanine loans.
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

At September 30, 2020, our debt-to-equity ratio was 1.7 and our portfolio was comprised of $5.4 billion of commercial mortgage loans and $1.0 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.
Investment Guidelines
Our current investment guidelines, approved by our board of directors, are comprised of the following:
•no investment will be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;
•no investment will be made that would cause us to register as an investment company under the 1940 Act;
•investments will be predominantly in our target assets;
•no more than 20% of our cash equity (on a consolidated basis) will be invested in any single investment at the time of the investment; and
•until appropriate investments can be identified, the Manager may invest the proceeds of any offering in interest bearing, short-term investments, including money market accounts and/or funds, that are consistent with our intention to qualify as a REIT.
The board of directors must approve any change in or waiver to these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of September 30, 2020 are summarized as follows ($ in thousands):

	Less than 1 year (1)	1 to 2 years(1)	2 to 3 years (1)	3 to 5 years (1)	More than 5 years (1)	Total
Secured debt arrangements(1)(2)	$575,514	$924,928	$904,842	$1,248,750	$—	$3,654,034
Senior secured term loan(2)	19,465	19,317	19,170	37,938	477,267	573,157
Convertible senior notes	28,750	372,172	12,363	231,030	—	644,315
Unfunded loan commitments (3)	573,344	429,516	302,134	66,328	—	1,371,322
Total	$1,197,073	$1,745,933	$1,238,509	$1,584,046	$477,267	$6,242,828
———————
(1)     Assumes underlying assets are financed through the fully extended maturity date of the secured debt arrangement.
(2)     Based on the applicable benchmark rates as of September 30, 2020 on the floating rate debt for interest payments due.
(3)     Based on fully extended maturity and our expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect our operating results. Refer to "Note 15– Commitments and Contingencies" for further detail regarding unfunded loan commitments.

Loan Commitments. As of September 30, 2020, we had $1.4 billion of unfunded loan commitments, comprised of $1.4 billion related to our commercial mortgage loan portfolio, and $32.9 million related to our subordinate loan portfolio.
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
The current term of the Management Agreement will expire on September 29, 2021. Absent certain action by the independent directors of our board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one-year term. The Management Agreement may be terminated upon expiration of the one-year term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Management Agreement are not fixed and determinable. Following a meeting by our independent directors in February 2020, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to terminate the Management Agreement.
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
As of September 30, 2020, we had 6,770,393 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. We may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
In June 2019, we redeemed all 6,900,000 shares of Series C Preferred Stock outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223.

Non-GAAP Financial Measures

Operating Earnings
For the three and nine months ended September 30, 2020, our Operating Earnings were $52.9 million, or $0.36 per share, and $104.3 million, or $0.68 per share, respectively, as compared to $72.6 million, or $0.47 per share, and $197.6 million, or $1.35 per share, respectively, for the same periods in the prior year. Operating Earnings is a non-GAAP financial measure that we define as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Operating Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors.
The table below summarizes the reconciliation from weighted-average basic and diluted shares under GAAP to the weighted-average diluted shares used for Operating Earnings ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Weighted-Averages	Shares	Shares	Shares	Shares
Weighted-average basic and diluted shares - GAAP	146,612,313	153,531,678	150,679,773	144,638,237
Unvested RSUs	2,051,311	1,839,631	2,028,573	1,845,086
Weighted-average diluted shares - Operating Earnings	148,663,624	155,371,309	152,708,346	146,483,323

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
As discussed in “Note 10 - Derivatives” we terminated our interest rate swap, which we used to manage exposure to variable cash flows on our borrowings under our senior secured term loan, in the second quarter of 2020 and recorded a realized loss in our condensed consolidated statement of operations. As of September 30, 2020, there are no interest rate swaps on our condensed consolidated balance sheet. In addition, as discussed in “Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net,” we recorded a net realized loss on the sale of a residential-for-sale: inventory loan, three construction loans and, in connection with a troubled debt restructuring, on one hotel loan.

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
    The table below summarizes the reconciliation from net income (loss) available to common stockholders to Operating Earnings and Operating Earnings excluding realized loss on investments and realized loss on interest rate swap ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss) available to common stockholders	$45,953	$25,704	$(28,458)	$143,132
Adjustments:
Equity-based compensation expense	4,212	3,889	12,726	12,084
Unrealized (gain) loss on interest rate swap	—	10,307	(14,470)	23,420
(Gain) loss on currency forwards	34,537	(24,153)	(32,959)	(28,619)
Foreign currency (gain) loss, net	(27,002)	19,129	8,388	20,012
Unrealized (gain) loss on interest rate cap	564	—	(174)	—
Realized gains (losses) relating to interest income on foreign currency hedges, net	(90)	870	1,254	1,614
Realized gains relating to forward points on foreign currency hedges, net	244	1,076	3,733	3,552
Amortization of the convertible senior notes related to equity reclassification	777	732	2,296	2,362
Provision for (reversal of) loan losses	(6,342)	35,000	151,954	20,000
Total adjustments:	6,900	46,850	132,748	54,425
Operating Earnings	$52,853	$72,554	$104,290	$197,557

Realized loss on investments	1,037	—	17,442	12,513
Realized loss on interest rate swap	—	—	53,851	—
Operating Earnings excluding realized loss on investments and realized loss on interest rate swap	$53,890	$72,554	$175,583	$210,070
Diluted Operating Earnings per share of common stock	$0.36	$0.47	$0.68	$1.35
Diluted Operating Earnings excluding realized loss on investments and realized loss on interest rate swap	$0.36	$0.47	$1.15	$1.43
Basic weighted-average shares of common stock outstanding	146,612,313	153,531,678	150,679,773	144,638,237
Weighted-average diluted shares - Operating Earnings	148,663,624	155,371,309	152,708,346	146,483,323

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	September 30, 2020	December 31, 2019
Stockholders' Equity	$2,319,281	$2,629,975
Series B Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$2,150,021	$2,460,715
Common Stock	143,288,347	153,537,296
Book value per share	$15.00	$16.03

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2019	$16.03
Net unrealized gain on currency hedges	0.15
Repurchase of common stock	0.45
Decrease in fair value on interest rate swap	(0.27)
Vesting and delivery of RSUs	(0.07)
Other	(0.01)
Book value per share at September 30, 2020 prior to CECL Allowances	$16.28
Specific CECL Allowance	$(0.98)
Book value per share at September 30, 2020 prior to General CECL Allowance	$15.30
General CECL Allowance	$(0.30)
Book value per share at September 30, 2020	$15.00

We believe that presenting book value per share with sub-totals prior to the CECL Allowances is useful for investors for various reasons, including, among other things, analyzing our compliance with financial covenants related to tangible net worth and debt-to-equity under our secured debt arrangements and senior secured term loan permit us to add the General CECL Allowance to our GAAP stockholders' equity. Given that our lenders consider book value per share prior to the General CECL Allowance as an important metric related to our debt covenants, we believe disclosing book value per share prior to the General CECL Allowance is important to investors such that they have the same visibility.

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
To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our portfolio of financial assets against the effects of major interest rate changes. We generally seek to manage this risk by:
•attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;
•using hedging instruments, interest rate swaps; and
•to the extent available, using securitization financing to better match the maturity of our financing with the duration of our assets.

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following September 30, 2020, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase (Decrease) to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)	Increase (Decrease) to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)
USD	$1,036,853	$(10,867)	$(0.08)	$3,127	$0.02
GBP	428,213	(58)	—	69	—
EUR	307,899	—	—	—	—
Total:	$1,772,965	$(10,925)	$(0.08)	$3,196	$0.02
———————
(1)Any such hypothetical impact on interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising or falling interest rate environment. Further, in the event of a change in interest rates of that magnitude, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
(2)Certain of our floating rate loans are subject to a LIBOR floor.
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

Currency Risk
Some of our loans and secured debt arrangements are denominated in a foreign currency and subject to risks related to fluctuations in currency rates. We seek to mitigate this exposure through foreign currency forward contracts, which match the net principal and interest of our foreign currency loans and secured debt arrangements.

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
    During the period ended September 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
    Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within ARI to disclose material information otherwise required to be set forth in our periodic reports.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court. The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, which are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs filed a timely notice of appeal on December 6, 2019 and, as of September 28, 2020, the parties have now fully briefed the appeal. We are awaiting scheduling of oral argument. We believe the claims are without merit and do not believe this will have a material adverse effect on our condensed consolidated financial statements.
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
The effects of COVID-19 have adversely impacted the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully. Some of the factors that impacted us to date and may continue to affect us include the following:
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the financial markets or deteriorations in credit and financing conditions may affect our ability and our borrowers’ ability to make regular payments of principal and interest (whether due to an inability to make such payments, an unwillingness to make such payments, or a waiver of the requirement to make such payments on a timely basis or at all);
•the extent the value of commercial real estate declines, which would also likely negatively impact the value of the loans we own, which could lead to additional margin calls;
•our ability to continue to satisfy any additional margin calls from our lenders and to the extent we are unable to satisfy any such margin calls, any acceleration of our indebtedness, increase in the interest rate on advanced funds, termination of our ability to borrow funds from them, or foreclosure by our lenders on our assets;
•our ability to remain in compliance with the financial covenants in our financing agreements with our lenders in the event of impairments in the value of the loans we own;
•disruptions to the efficient function of our operations because of, among other factors, any inability to access short-term or long-term financing for the mortgage loans and other real estate-related loans we make;
•our need to sell assets, including at a loss;
•to the extent we elect or are forced to reduce our loan origination activities;
•inability of borrowers under our construction loans to continue or complete construction as planned for their operations, which may affect their ability to complete construction and collect rent and, consequently, their ability to pay principal or interest on our construction loans;
•inability by loan servicers to operate in affected areas or at all, including due to the bankruptcy of one or more servicers, or the inability of the Manager to effectively oversee servicers in certain of their activities or perform certain loan administration functions;
•inability of other third-party vendors we rely on to conduct our business to operate effectively and continue to support our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services;
•decreases in observable market activity or unavailability of information, resulting in restricted access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including valuing the loans we own, including estimated impairments, and estimates and changes in long term macro-economic assumptions relating to accounting for CECL Allowances;
•effects of legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues, which could result in additional regulation or restrictions affecting the conduct of our business; and
•our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.

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
The following table sets forth the Company's repurchases of common stock during the three months ended September 30, 2020 ($ in thousands, except per share data):

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2020	688,762	$8.93	688,762	$97,557
August 2020	1,529,015	9.21	1,529,015	83,443
September 2020	2,820,842	8.93	2,820,842	58,199
Total	5,038,619	$9.01	5,038,619	$58,199
———————
(1)On March 16, 2020, we announced that our board of directors approved a stock repurchase program to authorize the Company to repurchase up to an aggregate of $150.0 million of our common stock. This repurchase program has no expiration date and may be suspended or terminated by us at any time without prior notice. This $150.0 million program replaced the previous program authorized in November 2013, which was terminated.
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

October 26, 2020

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jai Agarwal
Jai Agarwal
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)