Form 10-K
period 2020-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2021-02-10
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,376,568,797, based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.
As of February 9, 2021, there were 139,848,875 shares, par value $0.01, of the registrant’s common stock issued and outstanding.
__________________________________
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for the 2021 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

4

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo Global Management, Inc. (together with its subsidiaries, "Apollo"), a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate. Apollo had total assets under management of approximately $455.5 billion as of December 31, 2020. The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Our principal business objective is to acquire our target assets in order to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2020, we held a diversified portfolio comprised of approximately $5.5 billion of commercial mortgage loans and $1.0 billion of subordinate loans and other lending assets. As of December 31, 2020, we had financed this portfolio with $3.4 billion of secured debt arrangements, $345.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), $230.0 million aggregate principal amount of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and together with the 2022 Notes, the "Notes"), and a $492.5 million senior secured term loan. On March 15, 2019, we redeemed the remainder of the 5.50% Senior Notes due 2019 (the "2019 Notes"). For more information regarding the redemption of the 2019 Notes, see "Note 9 - Convertible Senior Notes, Net" to the accompanying consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this annual report on Form 10-K.
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
We target assets that are secured by institutional quality real estate throughout the United States and Europe. Our underwriting includes a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. The Manager may also capitalize on opportunistic pricing dislocations created by distressed sellers or distressed capital structures where a lender or holder of a loan or security is in a compromised situation due to the relative size of its portfolio, the magnitude of nonperforming loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. In pursuing investments with attractive risk-reward profiles, we incorporate our views, generally or in specific geographic regions as applicable, of the current and future economic environment, our outlook for real estate in general and particular asset classes and our assessment of the risk-reward profile derived from our underwriting and cash flow analysis, including taking into account relative valuation, supply and demand fundamentals, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, real estate prices, delinquencies, default rates, recovery of various sectors and vintage of collateral. In general, we pursue a value-driven approach to underwriting and diligence, consistent with the historical investment strategy of the Manager and its affiliates. Each prospective investment receives a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment. On our behalf, the Manager has implemented underwriting standards founded on fundamental market and credit analyses with a focus on current and sustainable cash flows. These underwriting standards place a particular emphasis on due diligence of the sponsor and borrower. Apollo has implemented comprehensive anti-money laundering policies and procedures, including know-your-customer and beneficial owner controls. In addition, we recognize the importance of environmental, social, and governance ("ESG") issues and incorporate ESG considerations into the investment analysis and decision-making process, including conducting and completing environmental risk assessment for all of the properties underlying our loans. We also utilize forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars ("USD").
All investment decisions are made with a view to maintaining our qualification as a REIT and our exclusion from registration under the 1940 Act.
FINANCING STRATEGY
We use borrowings as part of our financing strategy. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in our investment portfolio, the potential for losses and extension risk in our investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of our financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the type of collateral underlying such target assets. In utilizing leverage, we seek to enhance equity returns while limiting interest rate exposure. In addition to our current secured debt arrangements and senior secured term loan, we may access additional repurchase facilities and more traditional borrowings such as credit facilities. As of December 31, 2020, we had $1.2 billion of borrowings outstanding under our secured debt arrangement with JPMorgan Chase Bank, National Association (the "JPMorgan Facility"), $520.5 million of borrowings outstanding under our secured debt arrangement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch (the "DB Facility"), $332.4 million of borrowings outstanding under our secured debt arrangement with Goldman Sachs Bank USA (the "Goldman Facility"), $369.2 million of borrowings outstanding under our secured debt arrangement with Credit Suisse AG (the "CS Facility - USD"), $163.8 million (€134.1 million assuming conversion into USD) of borrowings outstanding under our secured debt arrangement with HSBC Bank plc (the "HSBC Facility - EUR"), $35.2 million of borrowings outstanding under our secured debt arrangement with Barclays Bank plc ("Barclays Facility - USD"), and $857.7 million (£518.0 million and €122.5 million assuming conversion into USD) of borrowings outstanding under our private securitization with Barclays Bank, plc (the "Barclays Private Securitization"). In addition, we had $492.5 million of borrowings outstanding under our senior secured term loan as of December 31, 2020. In the future, we may increase or decrease our borrowing levels and also seek to raise further equity or debt capital in order to fund future investments.
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
See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our borrowings and hedging as of December 31, 2020.

CORPORATE GOVERNANCE

We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.
•Our board of directors is composed of a majority of independent directors. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors are composed exclusively of independent directors.
•In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors and officers. In addition, we have implemented Whistle Blowing Procedures for Accounting and Auditing Matters (the "Whistleblower Policy") that set forth procedures by which Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with the Audit Committee. Third parties, such as our clients, stockholders or competitors may also report a good faith complaint regarding such matters.
•We have an insider trading policy that prohibits any of our directors or employees, partners, directors and officers of Apollo, as well as others, from buying or selling our securities on the basis of material nonpublic information.

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
EMPLOYEES; STAFFING; HUMAN CAPITAL
We have no employees and are managed by the Manager pursuant to the management agreement between the Manager and us, dated as of September 23, 2009 (the "Management Agreement"). All of our officers are employees of the Manager or its affiliates.
The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets. Apollo has advised us that investing in and fostering a diverse and inclusive workforce is a key pillar in operating its business. You can learn more about Apollo's commitment to its employees on its website at www.apollo.com under "Responsibility." The information contained on, or accessible from, Apollo's website does not form a part of and is not incorporated by reference into this annual report on Form 10-K.
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
SUMMARY RISK FACTORS
Risks Related to Our Business and Structure
•We operate in a competitive market for investment opportunities and future competition may limit our ability to acquire desirable target assets or dispose of our target assets and could also affect the pricing of these securities.
•We cannot predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.
•Loss of our exclusion from registration under the 1940 Act would adversely affect us.
•Major public health issues, including the ongoing COVID-19 pandemic, and related disruptions in the U.S. and global economy and financial markets have and continue to adversely impact or disrupt our financial condition and results of operations.
Risks Related to Our Financing
•Our access to sources of financing may be limited and thus our ability to potentially enhance our returns may be adversely affected.
•We may increase the amount of leverage we use in our financing strategy, which would subject us to greater risk of loss.
•We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.
Risks Related to Our Assets
•We may not achieve our underwritten internal rate of return and weighted-average all-in yield on our assets, which may lead to future returns that may be significantly lower than anticipated.
•The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.
•The commercial mortgage loans and other commercial real estate-related loans we acquire are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.
Risks Related to Our Relationship with the Manager
•There are various conflicts of interest in our relationship with Apollo which could result in decisions that are not in the best interests of our stockholders.
•We are dependent on the Manager and its key personnel for our success and upon their access to Apollo’s investment professionals and partners. We may not find a suitable replacement for the Manager if the Management Agreement is terminated, or if key personnel leave the employment of the Manager or Apollo or otherwise become unavailable to us.
•The termination of the Management Agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with the Manager.
•The Manager manages our portfolio pursuant to very broad investment guidelines and our board of directors does not approve each decision made by the Manager, which may result in us undertaking riskier transactions.
Risks Related to Our Taxation as a REIT
•Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code, and our failure to qualify as a REIT or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.

•Complying with REIT requirements may force us to liquidate or forego otherwise attractive investments, to incur debt, or could otherwise adversely affect our ability to execute our business plan.
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
We depend on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our operating results.
Our business depends on the communications and information systems of Apollo and other third-party service providers. Any failure or interruption of the systems of Apollo or any other counterparties that we rely on could cause delays or other problems and could have a material adverse effect on our operating results.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The result of these incidents may include disrupted operations, misstated or unreliable financial data, disrupted market price of our common stock, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our investor relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber-attacks, natural disasters and defects in design. Additionally, due to the size and nature of our company, we rely on third-party service providers for many aspects of our business. We can provide no assurance that the networks and systems that our third-party vendors have established or use will be effective. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Apollo and third-party service providers. Apollo's processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
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
The U.S. government, the U.S. Federal Reserve (the "Federal Reserve"), the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions involving intervention in the economic and financial system and regulatory reform of the oversight of financial markets. In 2010, former President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which has changed the regulation of financial institutions and the financial services industry, including the mortgage industry. The current regulatory environment may be impacted by recent and potential future legislative developments, such as amendments to key provisions of the Dodd-Frank Act including provisions setting forth capital and risk retention requirements. During the past few years, the Trump Administration sought to deregulate the U.S. financial industry, including by altering provisions of the Dodd-Frank Act.
These efforts included former President Trump signing into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA") in 2018, which among other things, modified certain provisions of the Dodd-Frank Act related to mortgage lending, consumer protection, regulatory relief for large banks, regulatory relief for community banks and regulatory relief in securities markets. It is possible that Democratic majorities in the House and Senate, with the support of the Biden Administration, will roll back some of the changes made by the EGRRCPA to the Dodd-Frank Act, although it is not possible at this time to predict the nature or extent of any amendments.
The Biden Administration, along with the Democratic Congress, is likely to focus in the short-term on additional stimulus measures to address the economic impact of the COVID-19 pandemic, rather than comprehensive financial services and banking reform. However, in the long-term the Biden Administration and Congress are likely to take a more active approach to banking and financial regulation than the prior Trump Administration, particularly to promote policy goals involving climate change, racial equity, environmental, social, and corporate governance ("ESG") matters, consumer financial protection and infrastructure.
In addition, the substance of regulatory supervision may be influenced through the appointment of individuals to the Federal Reserve Board and other financial regulatory bodies. With the support of a Democratic majority in Congress, President Biden is more likely to be able to have his nominees to such bodies confirmed and, accordingly, carry out the Administration's regulatory agenda.
We cannot predict the ultimate content, timing, or effect of legislative and/or regulatory actions under a Biden

Administration and Democratic Congress, nor is it possible at this time to estimate the impact of any such actions which could have a dramatic impact on our business, results of operations and financial condition.
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
The decision made in the British referendum of June 23, 2016 to leave the European Union, commonly referred to as "Brexit," has led to volatility in the financial markets of the United Kingdom and more broadly across Europe and may also lead to weakening in consumer, corporate and financial confidence in such markets. On January 31, 2020, the United Kingdom ceased to be a member state of the European Union. As of that date, the United Kingdom entered a transitional period with the European Union, which ended on December 31, 2020. On December 24, 2020, the European Union and the United Kingdom agreed on the Trade and Cooperation Agreement (the "Trade and Cooperation Agreement"), which sets out the principles of the relationship between the European Union and the United Kingdom following the end of the transitional period. The European Commission has proposed to apply the Trade and Cooperation Agreement on a provisional basis for a limited time until February 28, 2021, by which time the Trade and Cooperation Agreement must be approved by the European Parliament.
The long-term effects of Brexit will depend on the agreements or arrangements between the United Kingdom and the European Union, including the Trade and Cooperation Agreement, and the extent to which the United Kingdom retains access to E.U. markets after the transitional period. Given the recent agreement on the wording of the Trade and Cooperation Agreement and its provisional application, the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union is unclear at this stage and is likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit caused significant volatility in global stock markets and currency exchange fluctuations. Consequently, our assets and liabilities denominated in British pounds ("GBP") may be subject to increased risks related to these currency rate fluctuations and our net assets in U.S. dollar terms may decline. Currency volatility may mean that our assets and liabilities are adversely affected by market movements and may make it more difficult, or more expensive, for us to execute appropriate currency hedging policies. In addition, Brexit may also adversely affect commercial real estate fundamentals in the United Kingdom and European Union, including greater uncertainty for leasing prospects, which could negatively impact the ability of our U.K. and E.U.-based borrowers to satisfy their debt payment obligations to us, increasing default risk and/or making it more difficult for us to generate attractive risk-adjusted returns for our operations in the United Kingdom and Europe.
In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate. Brexit could also have a destabilizing effect if other E.U. member states were to consider the option of leaving the European Union. For these reasons, the United Kingdom's exit from the European Union could have adverse consequences on our business, financial condition and results of operations. As of December 31, 2020, we had $1.3 billion, or 19.3%, of our portfolio (by carrying value) invested in the United Kingdom.
Major public health issues, including the ongoing COVID-19 pandemic, and related disruptions in the U.S. and global economy and financial markets have and continue to adversely impact or disrupt our financial condition and results of operations.
The ongoing COVID-19 pandemic in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. On March 13, 2020, former President Trump declared the COVID-19 outbreak a national emergency. The global impact of the pandemic has been rapidly evolving, and as cases of the virus increased around the world, governments and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Many governments, including where real estate is located that secures or underlies a significant portion of our mortgage and other real estate-related loans, have reacted by instituting quarantines, restrictions on travel, school closures, closures of a variety of venues, bans and/or limitations on public events and on public gatherings, “shelter in place”, “stay at home” and "safer-at-home" rules, restrictions on types of business that may continue to operate, with exceptions, in certain cases, available for certain essential operations and businesses, and/or restrictions on types of construction projects that may continue. Businesses have also implemented protective measures, such as work-from-home arrangements, partial or full shutdowns of operations, furlough or termination of employees and cancellation of customer, employee or industry events. Further, such actions have created, and expect to continue to create disruption in real estate financing transactions and the commercial real estate market and adversely impact a number of industries. The pandemic could have a continued adverse impact on economic and market conditions and continue to cause regional, national and global economic slowdowns and potentially trigger recessions in any or all of these areas, the effects of which could last for some period after the pandemic is controlled and/or abated.
In the United States, there have been a number of federal, state and local government initiatives applicable to a significant number of mortgage loans, to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. In March 2020, the U.S. Congress approved, and former President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of COVID-19. The CARES Act, among other things, provided certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness and/or forbearance. The Federal Reserve implemented asset purchase and lending programs, including purchases of residential and commercial-mortgage backed securities and the establishment of lending facilities to support loans to small- and mid-size businesses. To further address the continued economic impact of the COVID-19 pandemic, the U.S. Congress passed, and former President Trump signed into law, a second COVID-19 relief bill in December 2020, which provided approximately $900 billion in additional financial assistance to individuals and businesses, including funds for rental assistance to be distributed by state and local governments and a revival of the forgivable small business loan program originally provided for under the CARES Act. Although these actions by the federal government, together with other actions taken at the federal, regional and local levels are intended to support these economies, and while President Biden, with the support of a Democratic Congress, is likely to seek to implement additional relief measures in 2021, there is no guarantee that such measures will be approved or will provide sufficient relief to avoid continued adverse effects of the COVID-19 pandemic on the economy. Similar actions have been taken by governments around the globe but as is the case in the United States there is no assurance that such measures will prevent further economic disruptions, which may continue to be significant, around the world.
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
•fundamentally change the manner and frequency in which commercial real estate is used;
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
The rapid development and fluidity of the circumstances resulting from this pandemic precludes any prediction as to the ultimate adverse impact of COVID-19. The extent of the impact of the COVID-19 pandemic on us will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the continued or renewed implementation of travel advisories and restrictions, fluctuations in business openings and closures, the efficacy and availability of COVID-19 vaccines, the impact of the public health emergency on overall supply and demand, goods and services, consumer confidence and levels of economic activity and the extent of its disruption to global, regional, and local supply chains and economic markets, all of which are uncertain and difficult to assess. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows. Moreover, many risk factors set forth in this annual report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock including
•"business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, impose fair price and/or supermajority stockholder voting requirements on these combinations;
•"control share" provisions of the MGCL that provide that a holder of "control shares" of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and personnel who are also directors; and
•"unsolicited takeover" provisions of the MGCL that permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have.
As permitted by the MGCL, our board of directors has by resolution exempted from the “business combination” provision of the MGC business combinations (1) between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person) and (2) between us and Apollo and its affiliates and associates and persons acting in concert with any of the foregoing. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions will not be amended or eliminated at any time in the future.
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
In general, Rule 3a-7 excludes from the 1940 Act issuers that limit their activities as follows:

•the issuer issues securities, the payment of which depends primarily on the cash flow from "eligible assets," which are assets that by their terms convert into cash within a finite time period;
•the securities sold are fixed-income securities rated investment grade by at least one rating agency except that fixed- income securities which are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to "qualified institutional buyers" and to persons involved in the organization or operation of the issuer;
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
Our charter authorizes us, and our bylaws and indemnification agreements entered into with each of our directors and executive officers require us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of their ultimate entitlement to indemnification, to pay or reimburse defense costs and other expenses of each of our directors and officers in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us.
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
We may from time to time be involved in legal proceedings, administrative proceedings, claims and other litigation. In addition, we have agreed to indemnify the Manager and certain of its affiliates against certain liabilities pursuant to the Management Agreement. Adverse outcomes or developments relating to such proceedings, as well as expenses of defending or pursuing claims, or any other costs that may be incurred in connection with such proceedings, could have a material adverse effect on our results of operations and financial condition.
RISKS RELATED TO OUR FINANCING
Our access to sources of financing may be limited and thus our ability to potentially enhance our returns may be adversely affected.
Our access to sources of financing depends upon a number of factors over which it has little or no control, including:
•general market conditions;
•the market’s view of the quality of our assets;
•the market’s perception of our growth potential;
•our eligibility to participate in and access capital from programs established by the U.S. government;
•our current and potential future earnings and cash distributions; and
•the market price of the shares of our common stock.
Weakness in the capital and credit markets could adversely affect one or more lenders and could cause one or more lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
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
We may increase the amount of leverage we utilize at any time without approval of our stockholders. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt documents, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of our assets to foreclosure or sale;
•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and
•we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.
Credit facilities and secured debt arrangements that we may use to finance our assets may require us to provide additional collateral or pay down debt.
As of December 31, 2020, we had secured debt arrangements in place, with an aggregate borrowing capacity of approximately $3.5 billion. We may utilize credit facilities and additional secured debt arrangements to finance our assets if they become available on acceptable terms. In the event we utilize such financing arrangements, they may involve the risk that the market value of our assets pledged or sold by us to the secured debt arrangements counterparty or provider of the credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay its debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to credit facilities and increase our cost of capital. The lenders may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.
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
In addition, subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in currencies and interest rates. We may fail to recalculate, readjust and execute hedges in an efficient manner.
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
The expected discontinuance of the London interbank offered rate ("LIBOR") and transition to alternative reference rates may adversely impact our borrowings and assets.
In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited ("IBA") announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. Such announcement indicates that market participants cannot rely on LIBOR being published after 2021. In November 2017, the FCA announced that its Working Group on Sterling Risk-Free Rates would work to implement a broad-based transition to the Sterling Overnight Index Average ("SONIA") across sterling bond, loan and derivative markets, so that SONIA would become established as the primary sterling interest rate benchmark by the end of 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA's consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021. The FCA and U.S. bank regulators have welcomed the IBA's proposal to continue publishing certain tenors for U.S. dollar LIBOR through June 30, 2023 because it would allow many legacy U.S. dollar LIBOR contracts that lack effective fallback provisions and are difficult to amend to mature before such LIBOR rates experience disruptions. U.S. bank regulators are, however, encouraging banks to cease entering into new financial contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Given consumer protection, litigation, and reputation risks, U.S. bank regulators believe entering into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. In addition, they expect new financial contracts to either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Although the foregoing may provide some sense of timing, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published or be representative of the underlying market until any particular date, and it appears highly likely that LIBOR will be discontinued or modified after December 31, 2021 or June 30, 2023, depending on the currency and tenor.
The Alternative Reference Rates Committee, a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than U.S. Dollar LIBOR and is less likely to correlate with the funding costs of financial institutions. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products.
Many of our secured debt arrangements and our senior secured term loan, as well as certain of our floating rate loan assets, are linked to U.S. Dollar LIBOR. We expect that a significant portion of these financing arrangements and loan assets will not have matured, been prepaid or otherwise terminated prior to the time at which the IBA ceases to publish LIBOR. It is not possible to predict all consequences of the IBA's proposals to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. Some of our debt and loan assets may not include robust fallback language that would facilitate replacing LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation, and we may need to amend these before the IBA ceases to publish LIBOR. If such debt or loan assets mature after LIBOR ceases to be published, our counterparties may disagree with us about how to calculate or replace LIBOR. Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a lower interest rate being paid to us on such assets. Modifications to any debt, loan assets, interest rate hedging transactions or other contracts to replace LIBOR with an alternative reference rate could result in adverse tax consequences. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments There is no guarantee that a transition from LIBOR to alternative reference rates will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.
While we expect LIBOR to be available in substantially its current form until the end of 2021, if a significant number of panel banks decline to provide LIBOR submissions to the IBA, it is possible that LIBOR will become unrepresentative of the underlying market and subject to increased volatility prior to such date. Should that occur, the risks associated with the transition to alternative reference rates will be accelerated and magnified.
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
We will continue to record loan specific reserves consistent with our existing accounting policy ("Specific CECL Allowance"). The Specific CECL Allowance is evaluated on a quarterly basis. The determination of the Specific CECL Allowance requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including (1) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (2) the ability of the borrower to refinance the loan and (3) the property’s liquidation value, all of which remain uncertain and are subjective.
In addition, we record a general reserve in accordance with the CECL Standard on the remainder of the loan portfolio (“General CECL Allowance"). The CECL Standard has been effective for fiscal years beginning after December 15, 2019 and has been adopted through a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective; as such, we have adopted the CECL Standard as of January 1, 2020. The CECL Standard may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss are greater than similar risks associated with mortgage loans made on the security of one to four family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The Manager makes certain estimates of losses during its underwriting of commercial mortgage loans. However, estimates may not prove accurate, as actual results may vary from estimates. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties (including properties located in opportunity zones), changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, environmental legislation and tax legislation, acts of God, regional, national or global pandemics, terrorism, social unrest, civil disturbances or other calamities.

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
To the extent we foreclose on properties and own real estate directly upon a default of mortgage or other real estate-related loans, we are subject to risks particular to owning real property. Real estate is subject to various risks, including:
•acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
•acts of war or terrorism, including the consequences of terrorist attacks;
•pandemics or other calamities that may affect tenants' ability to pay their rent;
•adverse changes in national and local economic and market conditions;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•costs of remediation and removal of hazardous substances and liabilities associated with environmental conditions, which liabilities may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substance, and which may also adversely affect our ability to sell the property; and
•the potential for uninsured or under-insured property losses.
If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to pay dividends to stockholders.
Our non-U.S. assets may subject to us to the uncertainty of foreign laws and markets and currency rate exposure.
Our investment guidelines permit investments in non-U.S. assets, subject to the same guidelines as U.S. assets. As of December 31, 2020, $1.9 billion, or 29.1%, of our assets (by carrying value) were non-U.S. assets. Investments in countries outside of the United States may subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets as well as political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these assets. In addition, such assets may be denominated in currencies other than USD which would expose us to foreign currency risk.
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
The current term of the Management Agreement will expire on September 29, 2021 and is automatically renewed for successive one-year terms on each anniversary thereafter; provided, however, that either we, under the certain limited circumstances described above that would require us to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business plan.
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
The Manager is authorized to follow very broad investment guidelines and to execute most transactions without prior approval of our board of directors. Furthermore, the Manager may use complex strategies and transactions entered into by the Manager that may be difficult or impossible to unwind by the time they are reviewed by our directors. The Manager has great latitude within the broad investment guidelines in determining the types of assets that are proper for us, and how such loans and investments are financed or hedged, which could result in returns that are substantially below expectations or that result in losses. In addition, subject to compliance with our investment guidelines, the Manager may change its investment strategy at any time, depending on prevailing market conditions, or for other reasons, in response to opportunities available in different interest rate, economic and credit environments. We have in the past made and in the future may make changes in the investment guidelines at any time with the approval of our independent directors but without the consent of our stockholders. Any future changes in our investment policies could adversely impact our profitability and risk profile.
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
The departure of any senior personnel of the Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we offer no assurance that the Manager will remain our investment manager, that we will continue to have access to the Manager’s or Apollo’s executive officers and other investment professionals, or that we will be able to find a suitable replacement for the Manager if the Management Agreement is terminated.
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
We believe that we have been organized and operated and intend to continue to be organized and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009, but we have not requested and do not intend to request a ruling from the Internal Revenue Service (the "IRS") that we so qualify. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited.
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
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to stockholders, and we no longer would be required to distribute substantially all of our taxable income to stockholders. Unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT for the subsequent four taxable years following the year in which we failed to qualify.
Complying with REIT requirements may force us to liquidate or forego otherwise attractive investments, to incur debt, or could otherwise adversely affect our ability to execute our business plan.
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
In addition, in order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% nondeductible excise tax.
In order to meet these requirements, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Furthermore, in order to meet the distribution requirements, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements. Thus, compliance with the REIT distribution requirements may hinder our ability to grow. All of these actions could adversely affect the value of our common stock or reduce our income and amounts available for distribution to our stockholders.
Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, we have jointly elected with each of ACREFI I TRS, Inc. ("ACREFI TRS"), a Delaware corporation that is indirectly wholly owned by us, ARM TRS, LLC ("ARM TRS"), a Delaware corporation that is indirectly wholly owned by us, ACREFI II TRS, Ltd. ("ACREFI II TRS"), a Cayman company that is indirectly wholly owned by us, ACREFI III TRS, Inc. ("ACREFI III TRS"), a Delaware corporation that is indirectly wholly owned by us, and ACRE Debt 2 PLC ("ACRE Debt TRS"), a UK public limited company that we own an interest in, to treat each of ACREFI TRS, ARM TRS, ACREFI II TRS, ACREFI III TRS, and ACRE Debt TRS as a TRS of ours. ACREFI TRS, ARM TRS, and ACREFI III TRS and any other domestic TRSs we own will be subject to U.S. federal, state and local corporate taxes, and ACRE Debt TRS and any other non-U.S. TRS could be subject to U.S. or non-U.S. taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including ACREFI TRS, ARM TRS, ACREFI II TRS, ACREFI III TRS, ACRE Debt TRS or any other TRSs we may form. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders.
The Internal Revenue Code and the Treasury Regulations promulgated thereunder provide a specific exemption from U.S. federal income tax that applies to a non-U.S. corporation that restricts its activities in the United States to trading in stock and securities (or any activity closely related thereto) for its own account whether such trading (or such other activity) is conducted by such a non-U.S. corporation or its employees through a resident broker, commission agent, custodian or other agent. Certain U.S. stockholders of such a non-U.S. corporation are required to include in their income currently their proportionate share of the earnings of such a corporation, whether or not such earnings are distributed. Each of ACREFI II TRS and ACRE Debt TRS intend to operate in a manner so that it will not be subject to U.S. federal income tax on its net income. Therefore, despite the status of each of ACREFI II TRS and ACRE Debt TRS as a TRS, it should generally not be subject to U.S. federal corporate income tax on its earnings. However, there is no assurance that ACREFI II TRS and ACRE Debt TRS will successfully operate in this manner. If ACREFI II TRS and ACRE Debt TRS were subject to U.S. federal income tax on all or a portion of its income, this would reduce the amount of cash it had available for distributions to us, which could in turn reduce the amount of cash we are able to distribute to our stockholders.
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
In addition, we may be required to accrue interest and discount income on mortgage loans, CMBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness. Furthermore, we will generally be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year, which could impact our ability to satisfy the REIT distribution requirements.
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
ACREFI TRS, ARM TRS, and ACREFI III TRS and any other domestic TRSs that we may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. In addition, while not intended, it is possible that ACREFI II TRS and ACRE Debt TRS could be subject to U.S. federal, state, and local income tax on all or a portion of its income. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.
We are required to include in our income, on a current basis, certain earnings of ACREFI II TRS and ACRE DEBT TRS, if any. Those income inclusions were not technically included in any of the enumerated categories of income that qualify for the REIT 95% gross income test. However, under IRS guidance, certain such income inclusions generally will constitute qualifying income for purposes of the REIT 95% gross income test.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure or currency fluctuations will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges either (i) interest rate risk on liabilities used to carry or acquire real estate assets, (ii) currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, or (iii) an instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through ACREFI TRS, ARM TRS, ACREFI II TRS, ACREFI III TRS, and ACRE Debt TRS or another TRS. This could increase the cost of our hedging activities because our TRS could be subject to tax on gains or expose us to greater risks associated with changes in interest rates and currency fluctuations than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit to us, although, subject to limitation, such losses may be carried forward to offset future taxable income of the TRS.
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
Item 2. Properties
Our principal executive office is located at 9 West 57th Street, New York, New York 10019, telephone 212-515-3200.

Item 3. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. See "Note 16-Commitments and Contingencies" for further detail regarding legal proceedings.

Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock is listed on the New York Stock Exchange, under the symbol "ARI." On February 9, 2021, the last sales price for our common stock on the New York Stock Exchange was $12.17 per share.
Holders
As of February 9, 2021, we had 456 registered holders of our common stock. The 456 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.
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
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 500 (the "S&P 500"), and the Bloomberg REIT Mortgage Index (the "BBREMTG Index"), a published industry index, from December 31, 2015 to December 31, 2020. The graph assumes that $100 was invested on December 31, 2015 in our common stock, the S&P 500 and the BBREMTG Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Apollo Commercial Real Estate Finance, Inc.	100.00	107.14	130.80	130.70	158.33	157.87
S&P 500	100.00	112.00	136.31	130.09	170.71	201.53
BBREMTG Index	100.00	121.19	145.31	141.08	174.42	135.69
Securities Authorized For Issuance Under Equity Compensation Plans
On September 23, 2009, our board of directors approved the Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan ("2009 LTIP") and on April 16, 2019, our board of directors approved the Amended and Restated Apollo Commercial Real Estate Finance, Inc. 2019 Equity Incentive Plan ("2019 LTIP," and together with the 2009 LTIP, the "LTIPs"), which amended and restated the 2009 LTIP. Following the approval of the 2019 LTIP by our stockholders at our 2019 annual meeting of stockholders on June 12, 2019, no additional awards have been or will be granted under the 2009 LTIP and all outstanding awards granted under the 2009 LTIP remain in effect in accordance with the terms in the 2009 LTIP.

The 2019 LTIP provides for grants of restricted common stock, restricted stock units ("RSUs") and other equity-based awards up to an aggregate of 7,000,000 shares of our common stock. The LTIPs are administered by the compensation committee of our board of directors (the "Compensation Committee") and all grants under the LTIPs must be approved by the Compensation Committee. For further discussion of the 2019 Plan, see "Note 14- Share-Based Payments" to the accompanying consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

The following table presents certain information about our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	4,484,643
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	4,484,643

Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
The following table sets forth the Company's repurchases of common stock during the three months ended December 31, 2020 ($ in thousands, except per share data):

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2020	3,448,037	$9.08	3,448,037	$26,977
November 1 - November 30, 2020	550,000	8.74	550,000	22,170
December 1 - December 31, 2020	—	—	—	22,170
Total	3,998,037	$9.03	3,998,037	$22,170
———————
(1)On March 16, 2020, we announced that our board of directors approved a stock repurchase program to authorize the Company to repurchase up to an aggregate of $150.0 million of our common stock. This repurchase program has no expiration date and may be suspended or terminated by us at any time without prior notice. This $150.0 million program replaced the previous program authorized in November 2013, which was terminated. On February 9, 2021, our board of directors authorized the Company to repurchase up to an additional $150.0 million of our common stock under this repurchase program.

Item 6. Selected Financial Data.
The selected financial data set forth below as of, and for the years ended, December 31, 2020, 2019, 2018, 2017 and 2016, has been derived from our audited consolidated financial statements.
This information should be read in conjunction with Item 1. "Business," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data."

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating Data:
Interest income	$427,569	$487,408	$403,889	$338,521	$264,376
Interest expense	(148,891)	(152,926)	(114,597)	(78,057)	(63,759)
Net interest income	278,678	334,482	289,292	260,464	200,617
Operating expenses	(66,599)	(64,831)	(56,894)	(52,377)	(48,371)
Income (loss) from unconsolidated joint venture	—	—	—	(2,847)	(96)
Other income	1,604	2,113	1,438	940	1,094
Provision for loan losses and impairments, net of reversals	(125,600)	(20,000)	(20,000)	(5,000)	(15,000)
Realized gain (loss) on investments	(47,632)	(12,513)	—	(42,693)	3,834
Unrealized gain (loss) on securities	—	—	—	37,165	(26,099)
Foreign currency gain (loss)	26,916	19,818	(30,335)	18,506	(29,284)
Bargain purchase gain	—	—	—	—	40,021
Loss on early extinguishment of debt	—	—	(2,573)	(1,947)	—
Gain (loss) on foreign currency forwards	(9,743)	(14,425)	39,058	(19,180)	31,160
Unrealized loss on interest rate swap	(39,247)	(14,470)	—	—	—
Net income	$18,377	$230,174	$219,986	$193,031	$157,876
Preferred dividends	(13,540)	(18,525)	(27,340)	(36,761)	(30,295)
Net income available to common stockholders	$4,837	$211,649	$192,646	$156,270	$127,581
Net income per share of common stock:
Basic	$0.01	$1.41	$1.52	$1.54	$1.74
Diluted	$0.01	$1.40	$1.48	$1.54	$1.74
Dividends declared per share of common stock	$1.45	$1.84	$1.84	$1.84	$1.84
Balance Sheet Data (at period end):
Total assets	$6,940,020	$6,888,363	$5,095,819	$4,088,605	$3,482,977
Total liabilities	4,669,491	4,258,388	2,586,072	2,000,462	1,550,750
Total stockholders’ equity	2,270,529	2,629,975	2,509,747	2,088,143	1,932,227

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8. "Financial Statements and Supplementary Data" of this annual report on Form 10-K.
Overview
We are a Maryland corporation and have elected to be taxed as a REIT for U.S. federal income tax purposes. We primarily originate, acquire, invest in and manage performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments. These asset classes are referred to as our target assets.
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value-oriented investment approach in private equity, credit and real estate with assets under management of approximately $455.5 billion as of December 31, 2020.
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
Loan Portfolio Overview
The following table sets forth certain information regarding our commercial real estate debt portfolio as of December 31, 2020 ($ in thousands):

Description	Amortized Cost	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$5,451,084	4.8%	5.2%	$3,449,665	2.2%	$2,001,419
Subordinate loans and other lending assets, net	1,045,893	10.5%	12.1%	—	—	1,045,893
Total/Weighted-Average	$6,496,977	5.7%	6.3%	$3,449,665	2.2%	$3,047,312
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of December 31, 2020 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $13.0 million.
(4)    Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of December 31, 2020 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
1	Urban Retail	3	12/2019	$338	$—		12/2023	London, UK
2	Urban Retail	3	08/2019	317	—		09/2024	Manhattan, NY
3	Hotel	3	10/2019	275	50		08/2024	Various
4	Office	3	02/2020	229	—		02/2025	London, UK
5	Healthcare	3	10/2019	226	31		10/2024	Various
6	Office	3	06/2019	216	27		11/2026	Berlin, Germany
7	Industrial	3	01/2019	197	7		02/2024	Brooklyn, NY
8	Office	3	10/2018	197	3		01/2022	Manhattan, NY
9	Office	3	01/2020	191	97		02/2025	Long Island City, NY
10	Office	3	09/2019	189	—		09/2023	London, UK
11	Hotel	3	04/2018	152	—		04/2023	Honolulu, HI

12	Office	3	11/2017	148	—		01/2023	Chicago, IL
13	Hotel	3	08/2019	146	—		08/2024	Puglia, Italy
14	Hotel	3	09/2015	145	—		06/2024	Manhattan, NY
15	Hotel	3	05/2018	140	—		06/2023	Miami, FL
16	Office	3	10/2018	140	47	Y	10/2023	Manhattan, NY
17	Office	3	01/2018	139	53		01/2022	Renton, WA
18	Urban Predevelopment(1)	5	03/2017	131	—		12/2021	Brooklyn, NY
19	Urban Predevelopment(1)	5	01/2016	115	—		09/2021	Miami, FL
20	Office	3	04/2019	107	52	Y	09/2025	Culver City, CA
21	Retail center(1)	5	11/2014	105	—		09/2021	Cincinnati, OH
22	Hotel	3	03/2017	105	—		03/2022	Atlanta, GA
23	Office(2)	3	12/2017	105	—		07/2022	London, UK
24	Residential-for-sale: inventory	3	12/2019	100	10		01/2023	Boston, MA
25	Hotel	3	11/2018	100	—		12/2023	Vail, CO
26	Office	3	03/2018	92	—		04/2023	Chicago, IL
27	Hotel	3	12/2017	82	—		12/2023	Manhattan, NY
28	Mixed Use	3	12/2019	79	1		12/2024	London, UK
29	Residential-for-sale: inventory	3	01/2018	72	8		01/2023	Manhattan, NY
30	Residential-for-sale: construction	3	12/2018	71	107	Y	12/2023	Manhattan, NY
31	Residential-for-sale: construction	3	10/2015	69	—	Y	08/2021	Manhattan, NY
32	Residential-for-sale: construction	3	12/2018	69	34	Y	01/2024	Hallandale Beach, FL
33	Hotel	3	08/2019	67	—		09/2022	Manhattan, NY
34	Multifamily	3	04/2014	66	—		07/2023	Various
35	Hotel	3	04/2018	64	—		05/2023	Scottsdale, AZ
36	Hotel	3	09/2019	61	—		10/2024	Miami, FL
37	Hotel	3	12/2019	60	—		01/2025	Tucson, AZ
38	Multifamily	3	11/2014	54	—		11/2021	Various
39	Urban Predevelopment	3	12/2016	52	—		06/2022	Los Angeles, CA
40	Hotel	3	05/2019	52	—		06/2024	Chicago, IL
41	Multifamily	3	02/2020	50	1		03/2024	Cleveland, OH
42	Hotel	3	12/2015	42	—		08/2024	St. Thomas, USVI
43	Office	3	12/2019	37	2		12/2022	Edinburgh, Scotland
44	Residential-for-sale: inventory	3	05/2018	24	—		05/2021	Manhattan, NY
45	Hotel	3	02/2018	21	6		11/2024	Pittsburgh, PA
46	Mixed Use	3	12/2019	18	828	Y	06/2025	London, UK
47	Residential-for-sale: inventory	3	06/2018	13	—		07/2021	Manhattan, NY
	General CECL Allowance			(17)
	Sub total / Weighted-Average Commercial Mortgage Loans	3.1		$5,451	$1,364		2.8 Years

Subordinate Loan and Other Lending Assets Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
1	Residential-for-sale: construction(3)	3	06/2015	$223	—	Y	06/2021	Manhattan, NY
2	Residential-for-sale: construction(3)	3	11/2017	121	—	Y	06/2021	Manhattan, NY
3	Residential-for-sale: construction(4)	3	12/2017	112	9	Y	06/2022	Manhattan, NY
4	Office	3	01/2019	100	—		12/2025	Manhattan, NY
5	Healthcare(5)	3	01/2019	75	—		01/2024	Various
6	Residential-for-sale: construction	3	12/2017	75	7	Y	04/2023	Los Angeles, CA
7	Healthcare(6)	3	07/2019	51	—		06/2024	Various
8	Mixed Use	3	01/2017	42	—		02/2027	Cleveland, OH
9	Mixed Use	3	02/2019	40	—	Y	12/2022	London, UK
10	Residential-for-sale: inventory	3	10/2016	36	—		01/2021	Manhattan, NY

11	Industrial	2	05/2013	32	—		05/2023	Various
12	Mixed Use	3	12/2018	31	20	Y	12/2023	Brooklyn, NY
13	Hotel	3	06/2015	24	—		07/2025	Phoenix, AZ
14	Hotel(1)	5	06/2015	22	—		12/2022	Washington, DC
15	Hotel	3	06/2018	20	—		06/2023	Las Vegas, NV
16	Multifamily	3	05/2018	19	—		05/2028	Cleveland, OH
17	Healthcare(5)(6)	3	02/2019	17	—		01/2034	Various
18	Office	3	07/2013	14	—		07/2022	Manhattan, NY
19	Office	3	08/2017	7	—		09/2024	Troy, MI
20	Mixed Use	3	07/2012	6	—		08/2022	Chapel Hill, NC
	General CECL Allowance			(21)
	Sub total / Weighted-Average Subordinate Loans and Other Lending Assets	3.0		$1,046	$36		2.4 Years

	Total / Weighted-Average Loan Portfolio	3.1		$6,497	$1,400		2.8 Years
———————
(1)Amortized cost for these loans is net of the recorded provisions for loan losses.
(2)Includes $9.2 million of a subordinate participation sold accounted for as secured borrowing.
(3)Both loans are secured by the same property.
(4)Includes $25.8 million of a subordinate participation sold accounted for as secured borrowing.
(5)Loan and Single Asset, Single Borrower CMBS are secured by the same properties.
(6)Single Asset, Single Borrower CMBS.

Our average asset and debt balances for the year ended December 31, 2020 were ($ in thousands):

	Average month-end balances for the year ended December 31, 2020
Description	Assets	Related debt
Commercial mortgage loans, net	$5,675,735	$3,415,598
Subordinate loans and other lending assets, net	1,018,097	—
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
Investment Activity
During the year ended December 31, 2020, we committed $562.0 million of capital to loans ($463.9 million of which was funded during the year ended December 31, 2020). In addition, during the year ended December 31, 2020, we received $683.3 million in repayments and sales and funded $412.7 million for loans closed prior to 2020.
Net Income Available to Common Stockholders
For the years ended December 31, 2020 and 2019, our net income available to common stockholders was $4.8 million, or $0.01 per diluted share of common stock, and $211.6 million, or $1.40 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands):

	Year Ended December 31,		2020 vs 2019
	2020	2019
Net interest income:
Interest income from commercial mortgage loans	$309,134	$322,475	$(13,341)
Interest income from subordinate loans and other lending assets	118,435	164,933	(46,498)
Interest expense	(148,891)	(152,926)	4,035
Net interest income	278,678	334,482	(55,804)
Operating expenses:
General and administrative expenses	(26,849)	(24,097)	(2,752)
Management fees to related party	(39,750)	(40,734)	984
Total operating expenses	(66,599)	(64,831)	(1,768)
Other income	1,604	2,113	(509)
Realized loss on investments	(47,632)	(12,513)	(35,119)
Provision for loan losses - Specific CECL Allowance, net	(115,000)	(20,000)	(95,000)
Provision for loan losses - General CECL Allowance, net	(10,600)	—	(10,600)
Loss on foreign currency forward contracts	(9,743)	(14,425)	4,682
Foreign currency translation gain	26,916	19,818	7,098
Loss on interest rate hedging instruments	(39,247)	(14,470)	(24,777)
Net income	$18,377	$230,174	$(211,797)

For a comparison and discussion of our results of operations and other operating and financial data for the fiscal years ended December 31, 2019 and December 31, 2018, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 13, 2020.
Net Interest Income
Net interest income decreased by $55.8 million during the year ended December 31, 2020 as compared to the same period in 2019. This decrease was primarily due to (i) a 1.71% decrease in average one-month LIBOR compared to the same period in 2019, (ii) the principal balance of $545.7 million being on cost recovery or non-accrual status as of December 31, 2020 compared to $192.4 million as of December 31, 2019, and (iii) a $1.1 billion increase in the average month-end debt balance for the year ended December 31, 2020 as compared to the same period in 2019. This was partially offset by (i) a $260.6 million increase in loan principal balance as of December 31, 2020 compared to the same date in 2019, (ii) in the money LIBOR floors on several of our loans, and (iii) a decrease in the average LIBOR, noted above, on our debt.
We recognized payment-in-kind ("PIK") interest of $46.7 million and $54.6 million for the years ended December 31, 2020 and 2019, respectively.
We recognized $0.2 million and $6.1 million in pre-payment penalties and accelerated fees for the years ended December 31, 2020 and 2019, respectively.
Operating Expenses
General and administrative expenses
General and administrative expenses increased by $2.8 million for the year ended December 31, 2020 compared to the same period in 2019. The increase was primarily driven by a $1.8 million increase in general operating expenses and a $0.9 million increase in non-cash restricted stock and RSU amortization related to shares of stock awarded under the LTIPs.
Management fees to related party
Management fee expense decreased by $1.0 million during the year ended December 31, 2020 as compared to the same period in 2019. The decrease is primarily attributable to a decrease in our stockholders’ equity (as defined in the Management Agreement) as a result of our common stock repurchase of 14,832,632 shares in 2020 (as described in "Note 15 - Stockholders' Equity").
Realized loss on investments

Realized loss on investments increased by $35.1 million during the year ended December 31, 2020 as compared to the same period in 2019. The loss for the year ended December 31, 2020 is attributable to a $15.0 million realized loss in connection with a troubled debt restructuring ("TDR"), $11.0 million realized loss related to a loan recapitalization, $19.2 million realized loss as a result of loan sales or payoffs and $2.4 million realized loss from a foreclosure. The loss for the year ended December 31, 2019 was attributable to a $12.5 million realized loss recognized from the payoff of one of our impaired loans. Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to realized loss on investments.
Provision for loan losses, net - General CECL Allowance
The General CECL Allowance increased by $10.6 million from initial adoption on January 1, 2020, to December 31, 2020. The increase is primarily related to a change in our view of estimated future macroeconomic conditions in the backdrop of the global COVID-19 pandemic and an increase in our view of the remaining expected term of our loan portfolio as of December 31, 2020. Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Provision for loan losses and impairments, net - Specific CECL Allowance
During the year ended December 31, 2020, we recorded $115.0 million of Specific CECL Allowances and Impairments net of $13.0 million in reversals of previously recorded Specific CECL Allowances and Impairments. Additional Specific CECL Allowances and Impairments of $128.0 million were recorded on four loans, one of which had $47.0 million of previously recorded provisions for loan losses, related to adverse effects from COVID-19. Reversals represent $10.0 million in Specific CECL Allowances and $3.0 million in impairments to an equity position held in other assets in our consolidated balance sheet from the payoff of a loan. Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance.
Foreign currency gain and (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the years ended December 31, 2020 and 2019 was $17.2 million and $5.4 million, respectively.
Loss on interest rate hedges
In connection with the senior secured term loan, we had previously entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the senior secured term loan at 4.87%. During the second quarter of 2020, we terminated the interest rate swap and recognized a realized loss of $53.9 million. Subsequent to the termination of the interest rate swap in the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. During the year     ended December 31, 2020, the interest rate cap had an unrealized gain of $0.1 million.
Dividends
The following table details our dividend activity:

	Years Ended
Dividends declared per share of:	December 31, 2020	December 31, 2019
Common Stock(1)	$1.45	$1.84
Series B Preferred Stock	2.00	2.00
Series C Preferred Stock(2)	N/A	0.7223
———————
(1)As our aggregate 2020 distributions exceeded our earnings and profits, $0.35 of the January 2021 distribution declared in the fourth quarter of 2020 are payable to common stockholders of record as of December 31, 2020 will be treated as a 2021 distribution for U.S. federal income tax purposes.
(2)The Series C Preferred Stock was redeemed in full in June 2019.
Subsequent Events
Refer to "Note 20 - Subsequent Events" to the accompanying consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2020.

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
Market conditions. During the first quarter of 2020, there was a global outbreak of COVID-19, which was declared by the World Health Organization as a pandemic. In response to COVID-19, the United States and numerous other countries declared national emergencies, which has led to large scale quarantines as well as restrictions to business deemed non-essential. These responses to COVID-19 have disrupted economic activities and could have a significant continued adverse effect on economic and market conditions, and could result in a recession. As we are still in the midst of the COVID-19 pandemic we are not in a position to estimate the ultimate impact this will have on our business and the economy as a whole. The effects of COVID-19 have adversely impacted the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully. Some of the factors that impacted us to date and may continue to affect us are outlined in Item 1A. "Risk Factors" of this annual report on Form 10-K. Please see "Liquidity and Capital Resources" below for additional discussion surrounding the ongoing impact we expect COVID-19 will have on our liquidity and capital resources.
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
Risk Ratings

Our loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.
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
1.Very low risk
2.Low risk
3.Moderate/average risk
4.High risk/potential for loss: a loan that has a risk of realizing a principal loss
5.Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss or an impairment has been recorded
The following tables allocate the carrying value of our loan portfolio based on our internal risk ratings and date of origination at the dates indicated ($ in thousands):

December 31, 2020
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2020	2019	2018	2017	2016	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.5%	—	—	—	—	—	32,000
3	62	6,129,541	93.8%	469,586	2,661,017	1,398,479	868,514	88,710	643,235
4	—	—	—%	—	—	—	—	—	—
5	4	373,538	5.7%	—	—	—	131,050	115,419	127,069
Total	67	$6,535,079	100.0%	$469,586	$2,661,017	$1,398,479	$999,564	$204,129	$802,304
General CECL Allowance		(38,102)
Total carrying value, net		$6,496,977

Weighted Average Risk Rating			3.1

December 31, 2019
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2019	2018	2017	2016	2015	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	8	348,324	5.5%	—	241,676	—	36,250	24,546	45,852
3	61	5,707,555	89.5%	2,736,825	1,355,014	912,636	72,540	499,700	130,840
4	1	182,910	2.9%	—	—	—	182,910	—	—
5	2	136,304	2.1%	—	—	—	—	—	136,304
Total	72	$6,375,093	100.0%	$2,736,825	$1,596,690	$912,636	$291,700	$524,246	$312,996

Weighted Average Risk Rating			3.0
Current Expected Credit Losses ("CECL")
In June 2016, the FASB issued ASU 2016-13, which we refer to as the "CECL Standard." This update has changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaced the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost. The CECL Standard requires entities to record allowances for held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. We continue to record loan-specific allowances as Specific CECL Allowance, as a practical expedient under the CECL Standard, which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. In addition, we now record a General CECL Allowance in accordance with the CECL Standard on the remainder of the loan portfolio on a collective basis by assets with similar risk characteristics.
The CECL Standard requires us to record an allowance for credit losses that are deducted from the carrying amount of our loan portfolio to present the net carrying value at the amounts expected to be collected on the assets. We adopted the CECL Standard through a cumulative-effect adjustment to accumulated deficit on January 1, 2020. Subsequent changes to the CECL Allowance are recognized through net income on our consolidated statement of operations.
Specific CECL Allowance
We evaluate our loans on a quarterly basis. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in accordance with the CECL Standard. In accordance with the practical expedient approach, we determine the loan loss provision to be the difference between the fair value of the underlying collateral and the carrying value of the loan (prior to the loan loss provision). When the repayment or satisfaction of a loan is dependent on a sale, rather than operations, of the collateral, the fair value is adjusted for the estimated cost to sell the collateral. The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. The key unobservable inputs used to determine the fair value of the underlying collateral may vary depending on the information available to us and market conditions as of the valuation date. If we deem all or any portion of a loan balance uncollectible, that amount is written-off.
The following table summarizes the specific provision for loan losses that have been recorded on our portfolio as of December 31, 2020 ($ in thousands):

Type	Property type	Location	Amortized cost(1)	Interest recognition status/ as of date
Mortgage
	Urban Predevelopment(2)	Brooklyn, NY	$131,050	Cost Recovery/ 3/1/2020
	Urban Predevelopment(2)(3)	Miami, FL	115,419	Cost Recovery/ 3/1/2020
	Retail Center(4)(5)	Cincinnati, OH	105,344	Cost Recovery/ 10/1/2019
Mortgage total:			$351,813
Mezzanine
	Hotel(6)	Washington, DC	$21,725	Cost Recovery/ 3/31/2020
Mezzanine total:			$21,725
Grand total:			$373,538
——————
(1)Amortized cost is shown net of $175.0 million of net Specific CECL Allowance. During the year ended December 31, 2020, there was $118.0 million in net Specific CECL Allowances taken due to factors including COVID-19. See Note 2 for additional information regarding COVID-19.

(2)The fair value of urban predevelopment collateral was determined by assuming rent per square foot ranging from 25 to $225 and a capitalization rate ranging from 5.0% to 5.5%.
(3)In October 2020, we entered into a joint venture which owns the underlying properties that secure our $180.5 million first mortgage loan. The entity in which we own an interest, and which owns the underlying properties was deemed to be a Variable Interest Entity ("VIE") and we determined that we are not the primary beneficiary of that VIE.
(4)The fair value of retail collateral was determined by applying a capitalization rate of 8.3%.
(5)The entity in which we own an interest and which owns the underlying property was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE. As of December 31, 2019 we had recorded $47.0 million provision for loan loss. During the years ended December 31, 2020 and 2019, $1.6 million and $1.4 million, respectively, of interest paid was applied towards reducing the carrying value of the loan.
(6)The fair value of hotel collateral was determined by applying a discount rate of 8.5% and a capitalization rate of 7.0%. During the year ended December 31, 2020 and 2019, there was $0.2 million and $0 million of interest paid applied towards reducing the carrying value of the loan, respectively.
We evaluate modifications to our loan portfolio to determine if the modifications constitute a troubled debt restructuring ("TDR") and/or substantial modification, under ASC Topic 310 "Receivables." In 2015, we originated a $157.8 million loan secured by a hotel in New York City. During the second quarter of 2020, this loan was restructured and was deemed to be a TDR. In connection with this restructuring, the borrower committed to contributed additional equity of $15.0 million and concurrently we wrote down our principal on this loan by $15.0 million, which had been previously recorded as a Specific CECL Allowance. As of December 31, 2020, the loan had a principal balance and amortized cost of $142.8 million and $144.7 million, respectively, has a risk rating of 3, and is on accrual status. During the three months ended June 30, 2020, the CECL Allowance of $15.0 million was reversed through reversal of loan losses, while the write-down was recorded in realized loss on investments in our consolidated statement of operations.
In 2018, we originated a $38.5 million commercial mortgage loan secured by a hotel in Pittsburgh, Pennsylvania. During the fourth quarter of 2020, the loan was recapitalized with the minority equity holder in the property. In connection with this recapitalization, we received approximately $5.9 million of principal that paid down the existing loan and we wrote down our principal by $11.0 million, ($9.5 million of which had been previously recorded as a Specific CECL Allowance). In addition, the sponsor committed to contribute $11.4 million in new equity. As of December 31, 2020, the recapitalized loan had a principal balance and amortized cost of $21.6 million and $21.5 million, respectively, with a risk rating of 3. During the fourth quarter of 2020, the Specific CECL Allowance of $9.5 million was reversed through provision for loan losses and impairments, net, while the write-down was recorded in realized loss on investments in our consolidated statement of operations.
General CECL Allowance
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
We derived an annual historical loss rate based on a commercial mortgage backed securities ("CMBS") database with historical losses from 1998 through the fourth quarter of 2020 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year.
The General CECL Allowance on subordinate loans is calculated by incorporating both the loan balance of the position(s) of the structurally senior third-party lender(s) and the balance of our subordinate loan(s). The subordinate loans, by virtue of being the first loss position, are required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage allowance attributable to the subordinate loan. The General CECL Allowance on unfunded loan commitments is time-weighted based on our expected commitment to fund such obligations. The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheet within accounts payable, accrued expenses and other liabilities.
The following schedule sets out our General CECL Allowance as of December 31, 2020, and as of the date of adoption, January 1, 2020 ($ in thousands):

	December 31, 2020	January 1, 2020(1)
Commercial mortgage loans, net	$17,012	$12,149
Subordinate loans and other lending assets, net	21,090	15,630
Unfunded commitments(2)	3,365	3,088
Total General CECL Allowance	$41,467	$30,867
 ———————
(1)As of January 1, 2020, we adopted the CECL Standard through a cumulative-effect adjustment to accumulated deficit
(2)The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheet within accounts payable, accrued expenses and other liabilities
Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for further information regarding CECL.
Interest Income Recognition
Interest income on commercial mortgage loans, subordinate loans and other lending assets is accrued based on the actual coupon rate adjusted for accretion of any purchase discounts, the amortization of any purchase premiums and the accretion of any deferred fees, in accordance with GAAP. Loans that are significantly past due may be placed on non-accrual if we determine it is probable that we will not collect all payments which are contractually due. When a loan is placed on non-accrual, interest is only recorded as interest income when it is received. Under certain circumstances, we may utilize the cost recovery method under which interest collected on a loan is a reduction to its amortized cost. The cost recovery method will no longer apply if collection of all principal and interest is reasonably assured. A loan may be placed back on accrual status if we determine it is probable that we will collect all payments which are contractually due.
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
In connection with our senior secured term loan, in May 2019, we entered into an interest rate swap to fix LIBOR at 2.12% or an all-in interest rate of 4.87%. We used our interest rate swap to manage exposure to variable cash flows on our borrowings under our senior secured term loan. However during the second quarter of 2020, we terminated our interest rate swap due to a significant decrease in LIBOR and recognized a realized loss on the accompanying consolidated statement of operations.
In June 2020, we entered into an interest rate cap, which we use to manage exposure to variable cash flows on our borrowings under our senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. Unrealized gains or losses related to the interest rate swap and cap were recorded net under interest expense in our consolidated statement of operations.
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
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. As of December 31, 2020, we had $1.1 billion of corporate debt and $3.4 billion of asset specific financings. We have no corporate debt maturities until August 2022. As of December 31, 2020, we had $325 million of cash on hand and $18.4 million of approved and undrawn capacity from our secured debt arrangements. In addition, we have a significant amount of unencumbered loan assets. In light of COVID-19 and its severe impact on the economy we have taken steps to increase our cash balances in order to maintain an adequate level of liquidity to meet future outflows. As the duration and severity of COVID-19 remain unknown, so does the impact it will have on our borrowers, lenders, and the economy as a whole. We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. At this time we believe we have sufficient liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2020	December 31, 2019
Debt to Equity Ratio (1)	1.8	1.4
———————
(1)Represents total debt less cash and loan proceeds held by servicer (recorded with Other Assets, see "Note 6 - Other Assets" for more information) to total stockholders' equity.
Our primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See "Results of Operations – Loan Portfolio Overview" above for a summary of interest rates related to our investment portfolio as of December 31, 2020.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In November 2019, through three indirect wholly-owned subsidiaries, we entered into a Sixth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. The JPMorgan Facility allows for $1.3 billion of maximum borrowings (with amounts borrowed in GBP and Euros ("EUR") converted to USD for purposes of calculating availability based on the greater of the spot rate as of the initial financing under the corresponding mortgage loan and the then-current spot rate) and matures in June 2022 and has two one-year extensions available at our option, which are subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in USD, GBP, or EUR. Margin calls may occur any time at specified aggregate margin deficit thresholds.

As of December 31, 2020, we had $1.2 billion (including £83.1 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility
In March 2020, through an indirect wholly-owned subsidiary, we entered into a Third Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch, which provides for advances of up to $1.0 billion for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. The DB Facility matures in March 2021, and has two one-year extensions available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of December 31, 2020, we had $520.5 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA, which provides advances up to $500.0 million and matures in November 2021. In addition, the Goldman Facility contains a two-year amortization period subsequent to the November 2021 maturity, which allows for the refinancing or pay down of assets under the facility. Margin calls may occur any time at specified margin deficit thresholds.
As of December 31, 2020, we had $332.4 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
CS Facility - USD
In July 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd, which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility — USD has an "evergreen" feature such that the facility continues unless terminated at any time by Credit Suisse with six months' notice. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of December 31, 2020, we had $369.2 million of borrowings outstanding under the CS Facility — USD secured by certain of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into a Global Master Repurchase Agreement with Credit Suisse Securities (Europe) Limited (the "CS Facility — GBP"). During the third quarter of 2020, CS Facility — GBP the facility was repaid in full in connection with the sale of the underlying loan.
HSBC Facility - USD
In October 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing (the "HSBC Facility — USD"). During the fourth quarter of 2020, the HSBC Facility — USD was repaid in full and the asset was moved to another facility.
HSBC Facility - GBP
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provided for a single asset financing (the "HSBC Facility — GBP"). The HSBC Facility — GBP matured and was repaid in full in June 2020 in connection with the repayment of the underlying loan.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The HSBC Facility — EUR matures in July 2021. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of December 31, 2020, we had $163.8 million (€134.1 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility — EUR secured by one commercial mortgage loan.

Barclays Facility - USD
In March 2020, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement pursuant to a Master Repurchase Agreement with Barclays Bank plc. The Barclays Facility — USD allows for $200.0 million of maximum borrowings and initially matures in March 2023 with extensions available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of December 31, 2020, we had $35.2 million of borrowings outstanding under the Barclays Facility — USD secured by one commercial mortgage loan.
Barclays Facility - GBP/EUR
Beginning in October 2019, through an indirect wholly-owned subsidiary, we entered into five secured debt arrangements pursuant to a Global Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility — GBP/EUR"). In June 2020, all assets previously financed pursuant to the Barclays Facility — GBP/EUR were refinanced under the Barclays Private Securitization.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes. The Barclays Private Securitization finances the loans that were previously financed under the Barclays Facility — GBP/EUR. In addition, we pledged an additional commercial mortgage loan with an outstanding principal balance of £26.0 million and pledged additional collateral of a financed loan of €5.3 million as of June 30, 2020.
The Barclays Private Securitization eliminates daily margining provisions and grants us significant discretion to modify certain terms of the underlying collateral including waiving certain loan-level covenant breaches and deferring or waiving of debt service payments for up to 18 months. The securitization includes LTV based covenants with significant headroom to existing levels that are also subject to a six-month holiday through December 2020. These deleveraging requirements are based on significant declines in the value of the collateral as determined by an annual third-party (engaged by us) appraisal process tied to the provisions of the underlying loan agreements. We believe this provides us with both cushion and predictability to avoid sudden unexpected outcomes and material repayment requirements. In addition to the pledge of the additional collateral noted above, we paid down the previous financing by €16.5 million (totaling $18.5 million in USD) and agreed to increase the financing spreads by 0.25%.
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of December 31, 2020 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$708,130	February 2024
Total/Weighted-Average EUR	149,598	November 2021(2)
Total/Weighted-Average Securitization	$857,728	September 2023
———————
(1)Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(2)The EUR portion of the Barclays Private Securitization has an "evergreen" feature such that the facility continues for one year and can be terminated by either party on certain dates with, depending on the date of notice, a minimum of nine to twelve months' notice.

As of December 31, 2020, we had $857.7 million (£518.0 million and €122.5 million assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
Debt Covenants
The guarantees related to our secured debt arrangements contain the following financial covenants: (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017 (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 3.75:1; and (iii) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance is added back to our tangible net worth calculation.

We were in compliance with the covenants under each of our secured debt arrangements at December 31, 2020 and December 31, 2019.
Senior Secured Term Loan
In May 2019, we entered into the $500.0 million senior secured term loan. During the year ended December 31, 2020, we repaid $5.0 million of principal related to the senior secured term loan. The senior secured term loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The outstanding principal balance as of December 31, 2020 and December 31, 2019 was $492.5 million and $497.5 million, respectively. The senior secured term loan matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The senior secured term loan includes the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
Convertible Senior Notes
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At December 31, 2020, the 2022 Notes had a carrying value of $340.4 million and an unamortized discount of $4.6 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At December 31, 2020, the 2023 Notes had a carrying value of $225.3 million and an unamortized discount of $4.7 million.
Cash Generated from Equity Offerings
During the second quarter of 2019, we completed a follow-on public offering of 17,250,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $18.27 per share. The aggregate net proceeds from the offering were $314.8 million after deducting offering expenses.
Other Potential Sources of Financing
Our primary sources of cash currently consist of cash available, which was $325.5 million as of December 31, 2020, principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings. As of December 31, 2020 we also held $1.1 billion of unencumbered assets, consisting of $49.1 million of senior mortgages and $1.1 billion of mezzanine loans.
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
At December 31, 2020, our debt-to-equity ratio was 1.8 and our portfolio was comprised of $5.5 billion of commercial mortgage loans and $1.0 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.

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
The board of directors must approve any change in or waiver to these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of December 31, 2020 are summarized as follows ($ in thousands):

	Less than 1 year (1)	1 to 2 years(1)	2 to 3 years (1)	3 to 5 years (1)	More than 5 years (1)	Total
Secured debt arrangements(1)(2)	$526,080	$625,526	$1,584,456	$890,539	$—	$3,626,601
Senior secured term loan(2)	19,433	19,286	19,139	37,875	472,545	568,278
Convertible senior notes	28,750	368,075	240,302	—	—	637,127
Unfunded loan commitments (3)	606,655	402,847	333,604	6,044	—	1,349,150
Total	$1,180,918	$1,415,734	$2,177,501	$934,458	$472,545	$6,181,156
———————
(1)     Assumes underlying assets are financed through the fully extended maturity date of the secured debt arrangement.
(2)     Based on the applicable benchmark rates as of December 31, 2020 on the floating rate debt for interest payments due.
(3)     Based on fully extended maturity and our expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect our operating results. Refer to "Note 16 – Commitments and Contingencies" for further detail regarding unfunded loan commitments.

Loan Commitments. As of December 31, 2020, we had $1.4 billion of unfunded loan commitments, comprised of $1.4 billion related to our commercial mortgage loan portfolio, and $36.5 million related to our subordinate loan portfolio.
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
The current term of the Management Agreement will expire on September 29, 2021. Absent certain action by the independent directors of our board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one-year term. The Management Agreement may be terminated upon expiration of the one-year term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Amounts payable under the Management Agreement are not fixed and determinable. Following a meeting by our independent directors in February 2021, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to terminate the Management Agreement.
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
Interest Rate Swap and Cap. In June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under our senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. Refer to "Note 10- Derivatives, Net" to the accompanying consolidated financial statements for details regarding our interest rate cap.
Off-balance Sheet Arrangements
As of December 31, 2020, we have interests in two unconsolidated joint ventures, each of which owns underlying properties that secure one of our first mortgage loans, respectively. The unconsolidated joint ventures were deemed to be VIEs, of which we are not the primary beneficiary. Accordingly, the VIEs are not consolidated in our consolidated financial statements as of December 31, 2020. Our maximum exposure to loss from these commercial mortgage loans is limited to their carrying value, which as of December 31, 2020 was $220.8 million.
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
As of December 31, 2020, we had 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. We may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
In June 2019, we redeemed all 6,900,000 shares of 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock ("Series C Preferred Stock"). Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223.
Non-GAAP Financial Measures
Distributable Earnings

Beginning in the fourth quarter of 2020 to more appropriately reflect the principal purpose of the measure, "Operating Earnings" was relabeled "Distributable Earnings", a non-GAAP financial measure. The definition continues to be net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Distributable Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors. For the years ended December 31, 2020 and 2019, our Distributable Earnings were $125.6 million, or $0.84 per share, and $268.4 million, or $1.80 per share, respectively.
The weighted-average diluted shares outstanding used for Distributable Earnings per weighted-average diluted share has been adjusted from weighted-average diluted shares under GAAP to exclude shares issued from a potential conversion of the Notes. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, these potentially issuable shares are excluded until a conversion occurs, which we believe is a useful presentation for investors. We believe that excluding shares issued in connection with a potential conversion of the Notes from our computation of Distributable Earnings per weighted average diluted share is useful to investors for various reasons, including the following: (i) conversion of Notes to shares requires both the holder of a Note to elect to convert the Note and for us to elect to settle the conversion in the form of shares (ii) future conversion decisions by Note holders will be based on our stock price in the future, which is presently not determinable; (iii) the exclusion of shares issued in connection with a potential conversion of the Notes from the computation of Distributable Earnings per weighted-average diluted share is consistent with how we treat other unrealized items in our computation of Distributable Earnings per weighted-average diluted share; and (iv) we believe that when evaluating our operating performance, investors and potential investors consider our Distributable Earnings relative to our actual distributions, which are based on shares outstanding and not shares that might be issued in the future. For the year ended December 31, 2020, 28,533,271 weighted-average potentially issuable shares with respect to the Notes were excluded from weighted-average diluted shares outstanding because the effect was anti-dilutive (see "Note 18- Net Income per Share" for additional information).
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings ($ in thousands, except Price):

	Year ended December 31,
	2020	2019
Weighted-Averages	Shares	Shares
Weighted-average diluted shares - GAAP	148,004,385	175,794,896
Weighted-average potential shares issued under conversion of the Notes	—	(28,913,665)
Unvested RSUs	2,030,467	1,836,210
Weighted-average diluted shares - Distributable Earnings	150,034,852	148,717,441

As a REIT, U.S. federal income tax law generally requires us to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that we pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons stockholders invest in a REIT, we generally intend over time to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Distributable Earnings is a key factor considered by the board of directors in setting the dividend and as such we believe Distributable Earnings is useful to investors.
As discussed in “Note 10 - Derivatives” we terminated our interest rate swap, which we used to manage exposure to variable cash flows on our borrowings under our senior secured term loan, in the second quarter of 2020 and recorded a realized loss in our consolidated statement of operations. We have not had an interest rate swap on our consolidated balance sheet since this termination. In addition, as discussed in “Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net,” we recorded a net realized loss on the sale of seven of our commercial real estate loans, two restructurings, one payoff of a previously impaired loan, and one foreclosure.
We also believe it is useful to our investors to present Distributable Earnings prior to realized loss on investments and realized loss on interest rate swap to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to realized loss on investments and interest rate swap, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.
A significant limitation associated with Distributable Earnings as a measure of our financial performance over any period is that it excludes unrealized gains (losses) from investments. In addition, our presentation of Distributable Earnings may not be comparable to similarly-titled measures of other companies, that use different calculations. As a result, Distributable Earnings should not be considered as a substitute for our GAAP net income as a measure of our financial performance or any measure of our liquidity under GAAP. Distributable Earnings are reduced for realized losses on loans which include losses that management believes are near certain to be realized.
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to realized loss on investments and interest rate swap ($ in thousands):

	Year Ended December 31,
	2020	2019 (1)
Net income available to common stockholders	$4,837	$211,649
Adjustments:
Equity-based compensation expense	16,815	15,897
Unrealized (gain) loss on interest rate swap	(14,470)	14,470
Loss on foreign currency forwards	9,743	14,425
Foreign currency gain, net	(26,916)	(19,818)
Unrealized gain on interest rate cap	(134)	—
Realized gains relating to interest income on foreign currency hedges, net	1,945	1,904
Realized gains relating to forward points on foreign currency hedges, net	5,088	6,789
Amortization of the convertible senior notes related to equity reclassification	3,084	3,105
Provision for loan losses and impairments	125,600	20,000
Realized loss on investments	47,632	12,513
Realized loss on interest rate swap	53,851	—
Total adjustments:	222,238	69,285
Distributable Earnings prior to realized loss on investments and interest rate swap	$227,075	$280,934

Realized loss on investments	(47,632)	(12,513)
Realized loss on interest rate swap	(53,851)	—
Distributable Earnings	$125,592	$268,421
Diluted Distributable Earnings per share prior to realized loss on investments and interest rate swap	$1.51	$1.89
Diluted Distributable Earnings per share of common stock	$0.84	$1.80
Weighted-average diluted shares - Distributable Earnings	150,034,852	148,717,441
———————
(1)     The presentation for the comparative period has been reorganized to conform with the 2020 presentation of Distributable Earnings. This reorganization has no impact on Distributable Earnings.

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	December 31, 2020	December 31, 2019
Stockholders' Equity	$2,270,529	$2,629,975
Series B Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$2,101,269	$2,460,715
Common Stock	139,295,867	153,537,296
Book value per share	$15.08	$16.03

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2019	$16.03
Repurchase of common stock	0.62
Net unrealized gain on currency hedges	0.10
Decrease in fair value on interest rate swap	(0.27)
Vesting and delivery of RSUs	(0.07)
Realized loss on sales	(0.02)
Other	0.01
Book value per share at December 31, 2020 prior to CECL Allowances	$16.40
Specific CECL Allowance	$(1.02)
Book value per share at December 31, 2020 prior to General CECL Allowance	$15.38
General CECL Allowance	$(0.30)
Book value per share at December 31, 2020	$15.08

We believe that presenting book value per share with sub-totals prior to the CECL Allowances is useful for investors for various reasons, including, among other things, analyzing our compliance with financial covenants related to tangible net worth and debt-to-equity under our secured debt arrangements and senior secured term loan, which permit us to add the General CECL Allowance to our GAAP stockholders' equity. Given that our lenders consider book value per share prior to the General CECL Allowance as an important metric related to our debt covenants, we believe disclosing book value per share prior to the General CECL Allowance is important to investors such that they have the same visibility.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following December 31, 2020, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase (Decrease) to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)	Increase (Decrease) to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)
USD	$1,583,898	$(7,703)	$(0.06)	$2,190	$0.02
GBP	448,069	(306)	—	34	—
EUR	325,501	—	—	—	—
Total:	$2,357,468	$(8,009)	$(0.06)	$2,224	$0.02
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Apollo Commercial Real Estate Finance, Inc.
New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses in the year ended December 31, 2020 due to the adoption of FASB ASU 2016-13 "Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments".
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Current Expected Credit Losses (“CECL”) Allowance—Estimation of Economic Conditions—Refer to Notes 2 and 4 to the Financial Statements
Critical Audit Matter Description
The Company estimates its CECL allowance primarily using the Weighted Average Remaining Maturity (“WARM”) method, which has been identified as an acceptable approach for computing current expected credit losses. In determining the CECL allowance, the Company considers various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and satisfactions, (iii) expected future funding, (iv) capital subordinate to the Company when they are the senior lender, (v) capital senior to the Company when they are the subordinate lender, and (vi) the Company’s current and future view of the macroeconomic environment. Management’s estimation of the current and future economic conditions that may impact the performance of the commercial real estate assets securing the Company’s assets include the unemployment rate, commercial real estate prices, and market liquidity. The Company uses projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on the loss rate.
We identified the macroeconomic factors within the CECL allowance as a critical audit matter because of the subjectivity, complexity and estimation uncertainty in determining the impact of the factors on the Company’s loss rate. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether the macroeconomic factors determined by management reasonably and appropriately quantify the current and future macroeconomic risks associated with the Company’s portfolio.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to assess the macroeconomic factors applied by management to the CECL allowance to account for current and future economic conditions included, among others:
•We tested the operating effectiveness of controls over management's review of the CECL allowance, including management's judgments involved in the determination of the macroeconomic factors applied to the loss rate.
•We evaluated the reasonableness of the methodology and significant assumptions used to develop the macroeconomic factors by considering relevant industry trends and economic conditions, including whether the methodology and significant assumptions were appropriate and consistent with what market participants would use.
•We tested the accuracy and completeness of quantitative data used by management to estimate the current and future view of macroeconomic conditions.
CECL Allowance—Estimation of Fair Value of Underlying Collateral of Loans Exhibiting Signs of Financial Difficulty — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company evaluates commercial mortgage loans, subordinate loans and other lending assets typically collateralized by commercial real estate on a quarterly basis. For loans where the Company deems the borrower or sponsor to be experiencing financial difficulty, the Company has elected to apply a practical expedient in accordance with the CECL standard. In accordance with the practical expedient approach, the loan loss provision is calculated as the difference between the fair value of the underlying collateral and the carrying value of the loan prior to the loan loss provision. Significant judgments are required in determining the loan loss provision, including assumptions regarding the value of the underlying collateral and other estimates.
We identified the estimation of the fair value of the underlying collateral of loans as a critical audit matter because of the significant estimates and assumptions required by management to evaluate the Company’s fair value analysis. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimate of the provision for loan loss.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of the fair value for those assets in which the borrower or sponsor exhibit signs of financial difficulty as part of estimation of the CECL allowance included the following, among others:
•We tested the operating effectiveness of controls over management’s review of the fair value analysis including controls over management’s review of the selection of the discount rate and the inputs used within the fair value analysis. These inputs include, but are not limited to, debt service coverage ratio, occupancy, capitalization rate, and microeconomic and macroeconomic conditions that could impact the property.
•We evaluated the Company’s determination of fair value by performing the following:
–With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including whether the significant inputs used in the model were appropriate and consistent with what market participants would use to value the collateral; and (3) mathematical accuracy of the overall valuation model
–We tested the underlying data used to develop the fair value to determine that the information used in the analysis was accurate and complete
–We performed a sensitivity analysis when deemed necessary based on results of other audit procedures performed for comparison to the Company’s fair value analysis
–We considered whether events or transactions that occurred after the balance sheet date but before the completion of the audit affect the conclusions reached on the fair value measures and disclosures

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 10, 2021

We have served as the Company's auditor since 2009.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share data)

	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$325,498	$452,282
Commercial mortgage loans, net(1)(2)	5,451,084	5,326,967
Subordinate loans and other lending assets, net(2)	1,045,893	1,048,126
Other assets	74,640	60,988
Real estate owned, held for sale	42,905	—
Total Assets	$6,940,020	$6,888,363
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $12,993 and $17,190 in 2020 and 2019, respectively)	$3,436,672	$3,078,366
Convertible senior notes, net	565,654	561,573
Senior secured term loan, net (net of deferred financing costs of $7,130 and $7,277 in 2020 and 2019, respectively)	483,465	487,961
Accounts payable, accrued expenses and other liabilities(3)	74,887	100,712
Participations sold	34,974	—
Debt related to real estate owned, held for sale	33,000	—
Derivative liabilities, net	31,241	19,346
Payable to related party	9,598	10,430
Total Liabilities	4,669,491	4,258,388
Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B, 6,770,393 shares issued and outstanding ($169,260 liquidation preference)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 139,295,867 and 153,537,296 shares issued and outstanding in 2020 and 2019, respectively	1,393	1,535
Additional paid-in-capital	2,707,792	2,825,317
Accumulated deficit	(438,724)	(196,945)
Total Stockholders’ Equity	2,270,529	2,629,975
Total Liabilities and Stockholders’ Equity	$6,940,020	$6,888,363
———————
(1) Includes $5,418,999 and $4,852,087 pledged as collateral under secured debt arrangements in 2020 and 2019, respectively
(2) Net of $213,102 CECL Allowances in 2020, comprised of $175,000 Specific CECL Allowance and $38,102 General CECL Allowance. Net of $56,981 provision for loan loss in 2019.
(3) Includes $3,365 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2020.

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Operations
(in thousands—except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Net interest income:
Interest income from commercial mortgage loans	$309,134	$322,475	$263,709
Interest income from subordinate loans and other lending assets	118,435	164,933	140,180
Interest expense	(148,891)	(152,926)	(114,597)
Net interest income	278,678	334,482	289,292
Operating expenses:
General and administrative expenses (includes equity-based compensation of $16,815, $15,897, and $13,588 in 2020, 2019, and 2018, respectively)	(26,849)	(24,097)	(20,470)
Management fees to related party	(39,750)	(40,734)	(36,424)
Total operating expenses	(66,599)	(64,831)	(56,894)
Other income	1,604	2,113	1,438
Realized loss on investments	(47,632)	(12,513)	—
Provision for loan losses and impairments, net(1)	(125,600)	(20,000)	(20,000)
Foreign currency translation gain (loss)	26,916	19,818	(30,335)
Loss on early extinguishment of debt	—	—	(2,573)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $(26,499), $(28,576), and $29,345 in 2020, 2019, and 2018, respectively)	(9,743)	(14,425)	39,058
Loss on interest rate hedging instruments (includes unrealized gains (losses) of $14,604, $(14,470), and $0 in 2020, 2019, and 2018, respectively)	(39,247)	(14,470)	—
Net income	$18,377	$230,174	$219,986
Preferred dividends	(13,540)	(18,525)	(27,340)
Net income available to common stockholders	$4,837	$211,649	$192,646
Net income per share of common stock:
Basic	$0.01	$1.41	$1.52
Diluted	$0.01	$1.40	$1.48
Basic weighted-average shares of common stock outstanding	148,004,385	146,881,231	124,147,073
Diluted weighted-average shares of common stock outstanding	148,004,385	175,794,896	153,821,515
———————
(1) Comprised of $118,019 of Specific CECL Allowance, $10,600 of General CECL Allowance, and a $3,019 reversal of a previously recorded impairment on an equity investment for the year ended December 31, 2020, respectively. For the years ended December 31, 2019 and 2018 the balance represents provision per loan losses as determined by the authoritative guidance at the time.

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at December 31, 2017	13,670,393	$137	107,121,235	$1,071	$2,170,078	$(83,143)	$2,088,143
Capital increase (decrease) related to Equity Incentive Plan	—	—	378,855	5	8,809		8,814
Issuance of common stock	—	—	15,525,000	155	275,724	—	275,879
Issuance of notes	—	—	—	—	4,406	—	4,406
Redemption of preferred stock	—	—	—	—	179,908	—	179,908
Conversions of convertible senior notes for common stock	—	—	10,828,475	108	—	—	108
Offering costs	—	—	—	—	(484)	—	(484)
Net income	—	—	—	—	—	219,986	219,986
Dividends declared on preferred stock - $4.00 per share	—	—	—	—	—	(27,340)	(27,340)
Dividends declared on common stock - $1.84 per share	—	—	—	—	—	(239,673)	(239,673)
Balance at December 31, 2018	13,670,393	$137	133,853,565	$1,339	$2,638,441	$(130,170)	$2,509,747
Capital increase related to Equity Incentive Plan	—	—	466,370	4	10,897	—	10,901
Conversions of convertible senior notes for common stock	—	—	1,967,361	20	33,758	—	33,778
Issuance of common stock	—	—	17,250,000	172	314,985	—	315,157
Redemption of preferred stock	(6,900,000)	(69)	—	—	(172,431)	—	(172,500)
Offering costs	—	—	—	—	(333)	—	(333)
Net income	—	—	—	—	—	230,174	230,174
Dividends declared on preferred stock - $2.72 per share	—	—	—	—	—	(18,525)	(18,525)
Dividends declared on common stock - $1.84 per share	—	—	—	—	—	(278,424)	(278,424)
Balance at December 31, 2019	6,770,393	$68	153,537,296	$1,535	$2,825,317	$(196,945)	$2,629,975
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	(30,867)	(30,867)
Capital increase related to Equity Incentive Plan	—	—	591,203	6	10,321	—	10,327
Repurchase of common stock	—	—	(14,832,632)	(148)	(127,846)	—	(127,994)
Net income	—	—	—	—	—	18,377	18,377
Dividends declared on preferred stock - $2.00 per share	—	—	—	—	—	(13,540)	(13,540)
Dividends declared on common stock - $1.45 per share	—	—	—	—	—	(215,749)	(215,749)
Balance at December 31, 2020	6,770,393	$68	139,295,867	$1,393	$2,707,792	$(438,724)	$2,270,529

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows provided by operating activities:
Net income	$18,377	$230,174	$219,986
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(61,745)	(81,611)	(64,269)
Amortization of deferred financing costs	12,862	11,969	11,186
Equity-based compensation	16,815	15,897	8,809
Provision for loan losses and impairments, net	125,600	20,000	20,000
Foreign currency (gain) loss	(182)	3,768	29,617
Unrealized (gain) loss on derivative instruments	11,895	43,046	(29,345)
Loss on early extinguishment of debt	—	—	2,573
Realized loss on investments	47,632	12,513	—
Changes in operating assets and liabilities:
Proceeds received from PIK	—	16,469	75,652
Other assets	(4,667)	(4,472)	(10,198)
Accounts payable, accrued expenses and other liabilities	(1,703)	5,056	317
Payable to related party	(832)	626	1,636
Net cash provided by operating activities	164,052	273,435	265,964
Cash flows used in investing activities:
New funding of commercial mortgage loans	(463,940)	(2,526,384)	(1,849,100)
Add-on funding of commercial mortgage loans	(321,271)	(385,508)	(131,718)
New funding of subordinate loans and other lending assets	—	(493,017)	(220,809)
Add-on funding of subordinate loans and other lending assets	(91,447)	(30,549)	(149,238)
Proceeds received from the repayment and sale of commercial mortgage loans	662,688	1,428,535	675,140
Proceeds received from the repayment of subordinate loans and other lending assets	5,563	560,089	610,051
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	6,847	45,882	41,822
Increase (decrease) in collateral held related to derivative contracts, net	(14,160)	(34,160)	24,930
Net cash used in investing activities	(215,720)	(1,435,112)	(998,922)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	315,158	275,879
Redemption of preferred stock	—	(172,500)	—
Repurchase of common stock	(127,994)	—	—
Payment of offering costs	—	(333)	(484)
Proceeds from secured debt arrangements	1,535,130	3,451,172	2,153,846
Repayments of secured debt arrangements	(1,242,317)	(2,273,750)	(1,580,343)
Repayments of senior secured term loan principal	(5,000)	(2,500)	—
Proceeds from issuance of senior secured term loan	—	497,500	—
Proceeds from participations sold	33,965	—	—
Proceeds from issuance of Notes	—	—	226,550
Exchanges of convertible senior notes	—	(704)	(40,461)
Payment of deferred financing costs	(11,115)	(13,688)	(15,337)
Other financing activities	(6,494)	(4,996)	—
Dividends on common stock	(237,751)	(269,232)	(227,217)
Dividends on preferred stock	(13,540)	(21,974)	(27,340)
Net cash (used in) provided by financing activities	(75,116)	1,504,153	765,093
Net increase in cash and cash equivalents	(126,784)	342,476	32,135
Cash and cash equivalents, beginning of period	452,282	109,806	77,671
Cash and cash equivalents, end of period	$325,498	$452,282	$109,806
Supplemental disclosure of cash flow information:
Interest paid	$129,812	$133,469	$97,880
Supplemental disclosure of non-cash financing activities:
Exchange of convertible senior notes for common stock	$—	$33,778	$180,016
Dividend declared, not yet paid	$52,768	$74,771	$69,033
Loan proceeds held by servicer	$5,649	$7,775	$1,000
Deferred financing costs, not yet paid	$2,596	$5,193	$—
Transfer of proceeds borrowed under secured credit facilities to Barclays Private Securitization	$782,006	$—	$—
Restructuring of subordinate loan to commercial mortgage loan	$68,500	$—	$—
Assumption of real estate owned, held for sale net of related debt from the foreclosure of a subordinate loan	$9,905	$—	$—

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
Risks and Uncertainties
During the first quarter of 2020, there was a global outbreak of a novel coronavirus ("COVID-19"), which was declared by the World Health Organization as a pandemic. In response to COVID-19, the United States and numerous other countries have declared national emergencies, which has led to large scale quarantines as well as restrictions to business deemed non-essential. These responses to COVID-19 have disrupted economic activities and could have a continued significant adverse effect on economic and market conditions. As we are still in the midst of the COVID-19 pandemic we are not in a position to estimate the ultimate impact this will have on our business and the economy as a whole. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of December 31, 2020. The uncertainty surrounding COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
Classification of Investments and Valuations of Financial Instruments
Our investments consist primarily of commercial mortgage loans, subordinate loans, and other lending assets that are classified as held-to-maturity.
Classification of Loans
Loans held-to-maturity are stated at the principal amount outstanding, adjusted for deferred fees and allowance for loan losses, if any, in accordance with GAAP.
Current Expected Credit Losses ("CECL")
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which we refer to as the "CECL Standard." This update has changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaced the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost. The CECL Standard requires entities to record allowances for held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. We continue to record loan specific allowances as a practical expedient under the CECL Standard ("Specific CECL Allowance"), which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. In addition, we now record a general allowance in accordance with the CECL Standard on the remainder of the loan portfolio ("General CECL Allowance", and together with the Specific CECL Allowance, "CECL Allowances") on a collective basis by assets with similar risk characteristics. We adopted the CECL Standard through a cumulative-effect adjustment to accumulated deficit on January 1, 2020. Subsequent changes to the CECL Allowance are recognized through net income on our consolidated statement of operations.
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
Specific CECL Allowance
Our loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flows from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.
For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in accordance with the CECL Standard. In accordance with the practical expedient approach, we determine the loan loss provision to be the difference between the fair value of the underlying collateral and the carrying value of the loan (prior to the loan loss allowance). When the repayment or satisfaction of a loan is dependent on a sale, rather than operations, of the collateral, the fair value is adjusted for the estimated cost to sell the collateral. The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. The key unobservable inputs used to determine the fair value of the underlying collateral may vary depending on the information available to us and market conditions as of the valuation date. If we deem all or any portion of a loan balance uncollectible, that amount is written-off.
General CECL Allowance
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
We derived an annual historical loss rate based on a commercial mortgage backed securities ("CMBS") database with historical losses from 1998 through the fourth quarter of 2020 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year.

The General CECL Allowance on subordinate loans is calculated by incorporating both the loan balance of the position(s) of the structurally senior third-party lender(s) and the balance of our subordinate loan(s). The subordinate loans, by virtue of being the first loss position, are required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage allowance attributable to the subordinate loan. The General CECL Allowance on unfunded loan commitments is time-weighted based on our expected commitment to fund such obligations. The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheet within accounts payable, accrued expenses and other liabilities. At adoption, the General CECL Allowance was $30.9 million and was recorded in our consolidated statement of changes in stockholders’ equity.
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
Investments in unconsolidated joint venture
Investments are accounted for under the equity method when (i) requirements for consolidation are not met, and (ii) we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. This adjustment is made at the end of each reporting period, generally on a one quarter lag, based on the best information available to us. Investments in unconsolidated joint ventures are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.
Real Estate Owned, Held for sale (and related debt)
In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are generally recognized at fair value when we assume either legal title or physical possession and the assets and liabilities related to the real estate owned are presented separately on the consolidated balance sheet. If the fair value of the real estate is lower than the carrying value of the loan, the difference, along with any previously recorded Specific CECL Allowances, are recorded as a realized loss on investments in the consolidated statement of operations. We evaluate real estate owned, held for sale for subsequent decrease in fair value, which is recorded as an impairment. Real estate owned is classified as held for sale in the period in which the six criteria under Accounting Standards Codification ("ASC") Topic 360, "Property, Plant, and Equipment" are met.
Interest Income Recognition
Interest income on our lending assets is accrued based on the actual coupon rate adjusted for accretion of any purchase discounts, the amortization of any purchase premiums and the accretion of any deferred fees, in accordance with GAAP. Loans that are significantly past due may be placed on non-accrual if we determine it is probable that we will not collect all payments which are contractually due. When a loan is placed on non-accrual, interest is only recorded as interest income when it's received. Under certain circumstances, we may apply cost recovery under which interest collected on a loan is a reduction to its amortized cost. The cost recovery method will no longer apply if collection of all principal and interest is reasonably assured. A loan may be placed back on accrual status if we determine it is probable that we will collect all payments which are contractually due.
Deferred Financing Costs
Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2020 and 2019, we had $20.1 million and $24.5 million of capitalized financing costs, respectively, net of amortization, included as a direct deduction from the carrying amount of our debt.

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
Prior to September 30, 2018, we asserted our intent and ability to settle the principal amount of the Notes in cash and, as a result, the Notes did not have any impact on our diluted earnings per share. Since September 30, 2018, we no longer assert our intent to fully settle the principal amount of the Notes in cash upon conversion. Accordingly, the dilutive effect to earnings per share for the years ended December 31, 2020 and 2019 is determined using the "if converted" method whereby, if the conversion of the convertible notes would be dilutive, interest expense on the outstanding Notes is added back to the diluted earnings numerator and all of the potentially dilutive shares are included in the diluted common shares outstanding denominator for the computation of diluted earnings per share.
Foreign Currency
We enter into transactions not denominated in USD. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in our consolidated statement of operations. Non-U.S. dollar denominated assets and liabilities are translated to USD at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
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
GAAP requires an entity to recognize all derivatives as either assets or liabilities on the balance sheets and to measure those instruments at fair value. To the extent the instrument qualifies for hedge accounting, the fair value adjustments will be recorded as a component of other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings. We have not designated any of our derivative instruments as hedges under GAAP and therefore, changes in the fair value of our derivatives are recorded directly in earnings.
Secured Debt Arrangements
Secured debt arrangements are accounted for as financing transactions, unless they meet the criteria for sale accounting. Loans financed through a secured debt arrangement remain on our consolidated balance sheet as an asset and cash received from the purchaser is recorded on our consolidated balance sheet as a liability. Interest incurred in accordance with secured debt arrangements is recorded as interest expense.
During the second quarter of 2020, we entered into a private securitization with Barclays Bank plc. We have determined that the issuer of this securitization, ACRE Debt 2 PLC, is a Variable Interest Entity ("VIE") of which we were deemed to be the primary beneficiary and therefore, we consolidated the operations of this entity in accordance with GAAP. The collateral assets of the securitization are included in commercial mortgage loans, net on our consolidated balance sheet. The liabilities of the securitization to the senior noteholders, excluding the notes held by us, are included in secured debt arrangements, net on our consolidated balance sheet.
Senior Secured Term Loan

We include our senior secured term loan in our consolidated balance sheet as a liability, net of deferred financing costs. Discount or transaction expenses are deferred and amortized through the maturity. Interest paid in accordance with our senior secured term loan is recorded in interest expense. Interest is net of our interest rate swap, which was terminated in May 2020 and our interest rate cap, which was entered into in June 2020.
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
We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform noncustomary services for tenants and are subject to U.S. federal and state income tax at regular corporate tax rates. Our major tax jurisdictions are U.S. federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2017 through 2020. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next 12 months.
Principles of Consolidation
We consolidate all entities that we control through either majority ownership and voting rights. In addition, we consolidate all VIEs of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. See further discussion in "Note 4 – Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" and "Note 7 - Secured Debt Arrangements, Net."
Securitization/Sale and Financing Arrangements
We periodically sell our financial assets, such as commercial mortgage loans, subordinate loans and other lending assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC 860, "Transfers and Servicing", which is based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale-legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset.
When a transfer does not meet the criteria of a sale under ASC 860, we account for such transfer as a secured borrowing on our consolidated balance sheet as both an asset and a non-recourse liability. The non-recourse liability is recorded under "Participations Sold" and the income earned is recorded as interest income and an identical amount is recorded as interest expense on our consolidated statements of operations.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity" ("ASU 2020-06"). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted "Earnings per share" under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. We are currently assessing the impact this guidance will have on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. We have loan agreements, debt agreements, and an interest rate cap that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. We have not adopted any of the optional expedients or exceptions through December 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions.
Reclassification
To conform to the 2020 presentation of the consolidated balance sheet, we reclassified $8.3 million of loan proceeds held by servicer, from 2019, into other assets. To conform to the 2020 presentation of the consolidated statement of cash flow, we reclassified $0.5 million of loan proceeds held by servicer, from 2019, into other assets. These reclassifications had no impact on our consolidated financial statements.
Note 3 – Fair Value Disclosure
GAAP establishes a hierarchy of valuation techniques based on the observability of the inputs utilized in measuring financial instruments at fair value. Market-based or observable inputs are the preferred source of values, followed by valuation models using management's assumptions in the absence of market-based or observable inputs. The three levels of the hierarchy as noted in ASC 820 "Fair Value Measurements and Disclosures" are described below:
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
The fair values of interest rate swaps are determined by comparing the present value of remaining fixed payments to the present value of expected floating rate payments based on the forward one-month LIBOR curve. As of December 31, 2020, we had no interest rate swaps on our consolidated balance sheet.
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
The fair value of our real estate owned, held for sale and the related debt is determined by using the market approach, less costs to sell. The market approach utilizes the fair value of similar assets and liabilities in the marketplace as well as internal analysis as to selling price of specific assets and liabilities, which we deem to be significant unobservable inputs. As such the fair value of real estate owned, held for sale and the related debt falls within level 3 of the fair value hierarchy.

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities recorded at fair value were categorized as of December 31, 2020 and December 31, 2019 ($ in thousands):

	Fair Value as of December 31, 2020				Fair Value as of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$(31,375)	$—	$(31,375)	$—	$(4,876)	$—	$(4,876)
Interest rate swap liability	—	—	—	—	—	(14,470)	—	(14,470)
Interest rate cap asset	—	134	—	134	—	—	—	—
Total financial instruments	$—	$(31,241)	$—	$(31,241)	$—	$(19,346)	$—	$(19,346)
Non-Recurring fair value measurements:
Real estate owned asset, held for sale	$—	$—	$42,905	$42,905	$—	$—	$—	$—
Debt related to real estate owned, held for sale	$—	$—	$(33,000)	$(33,000)
Net real estate owned, and related debt, held for sale	$—	$—	$9,905	$9,905	$—	$—	$—	$—

Note 4 – Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at December 31, 2020 and 2019 ($ in thousands):

Loan Type	December 31, 2020	December 31, 2019
Commercial mortgage loans, net (1)	$5,451,084	$5,326,967
Subordinate loans and other lending assets, net	1,045,893	1,048,126
Carrying value, net	$6,496,977	$6,375,093
  ———————
(1)Includes $136.1 million and $126.7 million in 2020 and 2019, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 95% floating rate loans, based on amortized cost, as of December 31, 2020 and 2019.
Activity relating to our loan portfolio, for the year ended December 31, 2020, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific CECL Allowance	Carrying Value, Net
December 31, 2019	$6,467,842	$(35,768)	$(56,981)	$6,375,093
New loan fundings	463,940	—	—	463,940
Add-on loan fundings (2)	412,718	—	—	412,718
Loan repayments and sales	(683,254)	—	—	(683,254)
Gain (loss) on foreign currency translation	80,832	(214)	—	80,618
Specific CECL Allowance	—	—	(118,019)	(118,019)
Realized loss on investment	(44,885)	2,420	—	(42,465)
Transfer to Real estate owned, held for sale	(12,255)	—	—	(12,255)
Deferred fees	—	(6,455)	—	(6,455)
PIK interest and amortization of fees	43,486	21,672	—	65,158
December 31, 2020	$6,728,424	$(18,345)	$(175,000)	$6,535,079
General CECL Allowance (3)				(38,102)
Carrying value, net				$6,496,977

———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees and deferred origination expenses.
(2)Represents fundings for loans closed prior to 2020.
(3)$3.4 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	December 31, 2020	December 31, 2019
Number of loans	67	72
Principal balance	$6,728,424	$6,467,842
Carrying value, net	$6,496,977	$6,375,093
Unfunded loan commitments (1)	$1,399,989	$1,952,887
Weighted-average cash coupon (2)	5.7%	6.5%
Weighted-average remaining fully-extended term (3)	2.8 years	3.3 years
Weighted-average expected term (4)	2.1 years	1.8 years
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
(4)Expected term represents our estimated timing of repayments as of December 31, 2020 and December 31, 2019, respectively.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2020		December 31, 2019
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio
Office	$1,911,145	29.2%	$1,401,400	22.0%
Hotel	1,576,369	24.1	1,660,162	26.0
Residential-for-sale: construction	738,035	11.3	692,816	10.9
Residential-for-sale: inventory	244,803	3.7	321,673	5.1
Urban Retail	655,456	10.0	643,706	10.1
Healthcare	369,676	5.7	371,423	5.8
Urban Predevelopment	298,909	4.6	409,864	6.4
Industrial	228,918	3.5	227,940	3.6
Other	511,768	7.9	646,109	10.1
Total	$6,535,079	100.0%	$6,375,093	100.0%
General CECL Allowance (2)	(38,102)
Carrying value, net	$6,496,977
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)$3.4 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2020		December 31, 2019
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio

New York City	$2,370,337	36.3%	$2,167,487	34.0%
Northeast	103,567	1.6	110,771	1.7
United Kingdom	1,263,264	19.3	1,274,390	20.0
West	749,985	11.5	728,182	11.4
Southeast	581,301	8.9	564,166	8.9
Midwest	552,537	8.5	614,337	9.6
Other	914,088	13.9	915,760	14.4
Total	$6,535,079	100.0%	$6,375,093	100.0%
General CECL Allowance (2)	(38,102)
Carrying value, net	$6,496,977
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)$3.4 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

Risk Rating
We assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:
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

The following tables allocate the carrying value of our loan portfolio based on our internal risk ratings and date of origination at the dates indicated ($ in thousands):

December 31, 2020
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2020	2019	2018	2017	2016	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.5%	—	—	—	—	—	32,000
3	62	6,129,541	93.8%	469,586	2,661,017	1,398,479	868,514	88,710	643,235
4	—	—	—%	—	—	—	—	—	—
5	4	373,538	5.7%	—	—	—	131,050	115,419	127,069
Total	67	$6,535,079	100.0%	$469,586	$2,661,017	$1,398,479	$999,564	$204,129	$802,304
General CECL Allowance		(38,102)
Total carrying value, net		$6,496,977

Weighted Average Risk Rating			3.1

December 31, 2019
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2019	2018	2017	2016	2015	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	8	348,324	5.5%	—	241,676	—	36,250	24,546	45,852
3	61	5,707,555	89.5%	2,736,825	1,355,014	912,636	72,540	499,700	130,840
4	1	182,910	2.9%	—	—	—	182,910	—	—
5	2	136,304	2.1%	—	—	—	—	—	136,304
Total	72	$6,375,093	100.0%	$2,736,825	$1,596,690	$912,636	$291,700	$524,246	$312,996

Weighted Average Risk Rating			3.0

Current Expected Credit Losses
Refer to the following schedule of the General CECL Allowance as of December 31, 2020, and as of the date of adoption, January 1, 2020 ($ in thousands):

	December 31, 2020	January 1, 2020(1)
Commercial mortgage loans, net	$17,012	$12,149
Subordinate loans and other lending assets, net	21,090	15,630
Unfunded commitments(2)	3,365	3,088
Total General CECL Allowance	$41,467	$30,867
 ———————
(1)As of January 1, 2020, we adopted the CECL Standard through a cumulative-effect adjustment to accumulated deficit
(2)The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheet within accounts payable, accrued expenses and other liabilities
In assessing the General CECL Allowance, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.
The General CECL Allowance increased by $10.6 million from initial adoption on January 1, 2020, to December 31, 2020. The increase is primarily related to a change in our view of estimated future macroeconomic conditions in the backdrop of the global COVID-19 pandemic and an increase in our view of the remaining expected term of our loan portfolio as of December 31, 2020.
The General CECL Allowance decreased by $1.4 million during the three months ended December 31, 2020. The decrease is primarily related to an improved view of estimated future macroeconomic conditions since the prior quarter end.
Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.
We have made an accounting policy election to exclude $40.6 million accrued interest receivable, included in Other Assets on our consolidated balance sheet, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance as any uncollectible accrued interest receivable is written off in a timely manner. We discontinue accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. The amortized cost basis for loans on cost recovery was $373.5 million and $136.3 million as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, we received $1.8 million and $1.4 million, respectively, in interest that reduced amortized cost under the cost recovery method.
In November 2020, the borrower under a £309.2 million commercial mortgage loan ($422.7 million assuming conversion into USD), of which we own £247.5 million ($338.4 million assuming conversion into USD), secured by an urban retail property located in London, UK, entered into administration triggering an event of default. In accordance with the loan agreement, we are entitled to collect default interest in addition to the contractual interest we had been earning. As of December 31, 2020, the loan was in default and is past due with respect to scheduled payments. As of December 31, 2020, we evaluated the loan for collectability and determined that no Specific CECL Allowance was warranted and have continued to accrue all interest owed to us, including default interest.
As of December 31, 2020, the amortized cost basis for loans with interest between 30 and 59 days past due was $19.0 million. Accrued interest is past due for 90 or more days for loans with an amortized cost basis of $711.9 million and $136.3 million as of December 31, 2020 and 2019, respectively.
The following schedule illustrates the quarterly changes in the CECL Allowance since we adopted the CECL Standard on January 1, 2020 ($ in thousands):

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2019	$56,981	$—	$—	$—	$56,981	—%	—%
Changes:
January 1, 2020 - Adoption of CECL Standard	—	27,779	3,088	30,867	30,867
Q1 Allowances	150,000	30,494	2,971	33,465	183,465
March 31, 2020	$206,981	$58,273	$6,059	$64,332	$271,313	1.08%	4.05%
Changes:
Q2 Allowances (Reversals)	5,500	(13,729)	(1,940)	(15,669)	(10,169)
Write-offs	(15,000)	—	—	—	(15,000)
June 30, 2020	$197,481	$44,544	$4,119	$48,663	$246,144	0.81%	3.71%
Changes:
Q3 Reversals, net of Allowances	(550)	(5,268)	(524)	(5,792)	(6,342)
September 30, 2020	$196,931	$39,276	$3,595	$42,871	$239,802	0.71%	3.59%
Changes:
Q4 Reversals	—	(1,174)	(230)	(1,404)	(1,404)
Write-offs	(21,931)	—	—	—	(21,931)
December 31, 2020	$175,000	$38,102	$3,365	$41,467	$216,467	0.67%	3.23%
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
We evaluate our loans on a quarterly basis. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in accordance with the CECL Standard. In accordance with the practical expedient approach, we determine the loan loss provision to be the difference between the fair value of the underlying collateral and the carrying value of the loan (prior to the Specific CECL Allowance). When the repayment or satisfaction of a loan is dependent on a sale, rather than operations, of the collateral, the fair value is adjusted for the estimated cost to sell the collateral. The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. The key unobservable inputs used to determine the fair value of the underlying collateral may vary depending on the information available to us and market conditions as of the valuation date.
We evaluate modifications to our loan portfolio to determine if the modifications constitute a TDR and/or substantial modification, under ASC Topic 310 "Receivables". In 2015, we originated a $157.8 million loan secured by a hotel in New York City. During the second quarter of 2020 the loan was restructured and was deemed to be a TDR. In connection with this restructuring, the borrower committed to contribute additional equity of $15.0 million and concurrently we wrote down our principal on this loan by $15.0 million, which had been previously recorded as a Specific CECL Allowance. As of December 31, 2020, the loan had a principal balance and amortized cost of $142.8 million and $144.7 million, respectively, has a risk rating of 3, and is on accrual status. During the three months ended June 30, 2020, the Specific CECL Allowance of $15.0 million was reversed through reversal of loan losses, while the write-down was recorded in realized loss on investments in our consolidated statement of operations.
In 2018, we originated a $38.5 million commercial mortgage loan secured by a hotel in Pittsburgh, Pennsylvania. During the fourth quarter of 2020, the loan was recapitalized with the minority equity holder in the property. In connection with this recapitalization, we received approximately $5.9 million of principal that paid down the existing loan and we wrote down our principal by $11.0 million, ($9.5 million of which had been previously recorded as a Specific CECL Allowance). In addition, the sponsor committed to contribute $11.4 million in new equity. As of December 31, 2020, the recapitalized loan had a principal balance and amortized cost of $21.6 million and $21.5 million, respectively, with a risk rating of 3. During the fourth quarter of 2020, the Specific CECL Allowance of $9.5 million was reversed through provision for loan losses and impairments, net, while the write-down was recorded in realized loss on investments in our consolidated statement of operations.
The following table summarizes the specific provision for loan losses that have been recorded on our portfolio as of December 31, 2020 ($ in thousands):

Type	Property type	Location	Amortized cost(1)	Interest recognition status/ as of date
Mortgage
	Urban Predevelopment(2)	Brooklyn, NY	$131,050	Cost Recovery/ 3/1/2020
	Urban Predevelopment(2)(3)	Miami, FL	115,419	Cost Recovery/ 3/1/2020
	Retail Center(4)(5)	Cincinnati, OH	105,344	Cost Recovery/ 10/1/2019
Mortgage total:			$351,813
Mezzanine
	Hotel(6)	Washington, DC	$21,725	Cost Recovery/ 3/31/2020
Mezzanine total:			$21,725
Grand total:			$373,538

———————
(1)Amortized cost is shown net of $175.0 million of net Specific CECL Allowance. During the year ended December 31, 2020, there was $118.0 million in net Specific CECL Allowances taken due to factors including COVID-19. See Note 2 for additional information regarding COVID-19.
(2)The fair value of urban predevelopment collateral was determined by assuming rent per square foot ranging from $25 to $225 and a capitalization rate ranging from 5.0% to 5.5%.
(3)In October 2020, we entered into a joint venture which owns the underlying properties that secure our $180.5 million first mortgage loan. The entity in which we own an interest, and which owns the underlying properties was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE.
(4)The fair value of retail collateral was determined by applying a capitalization rate of 8.3%.
(5)The entity in which we own an interest and which owns the underlying property was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE. As of December 31, 2019 we had recorded $47.0 million of Specific CECL Allowance. During the years ended December 31, 2020 and 2019, $1.6 million and $1.4 million, respectively, of interest paid was applied towards reducing the carrying value of the loan.
(6)The fair value of hotel collateral was determined by applying a discount rate of 8.5% and a capitalization rate of 7.0%. During the year ended December 31, 2020 and 2019, there was $0.2 million and $0 million of interest paid applied towards reducing the carrying value of the loan, respectively.

Other Loan and Lending Assets Activity
We recognized PIK interest of $46.7 million, $54.6 million, and $43.5 million for the years ended December 31, 2020, 2019, and 2018 respectively.
We recognized $0.2 million, $6.1 million, and $2.3 million in pre-payment penalties and accelerated fees for the years ended December 31, 2020, 2019, and 2018 respectively.
Our portfolio includes two other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests of $68.1 million as of December 31, 2020. These interests have a weighted average maturity of 5.8 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. Both interests are accounted for as held-to-maturity and recorded at carrying value on our consolidated balance sheet.
Loan Sales
The following loan sales occurred in 2018:
We sold a $75.0 million ($17.7 million funded) subordinate position of our $265.0 million loans for the construction of an office campus in Renton, WA. As of December 31, 2020, our exposure to the property was limited to a $190.0 million ($137.5 million funded) mortgage loan. This transaction was evaluated under ASC 860 - "Transfers and Servicing" and we determined that it qualified as a sale and was accounted for as such.
The following loan sales occurred in 2019:
We sold a $30.3 million and a $122.3 million (both fully funded at close) subordinate position of our $470.8 million loans for an urban retail property in New York, NY. As of December 31, 2020, our exposure to the property was limited to a $318.1 million mortgage loan. This transaction was evaluated under ASC 860 - "Transfers and Servicing" and we determined that it qualified as a sale and was accounted for as such.
The following loan sales occurred in 2020:
In the first quarter of 2020, we sold £62.2 million ($81.3 million assuming conversion into USD) in a mezzanine loan and £50.0 million ($65.3 million assuming conversion into USD) unfunded commitment of a senior mortgage secured by a mixed-use property in London, United Kingdom to a fund managed by an affiliate of the Manager, that was originated by us in December 2019. This transaction was evaluated under ASC 860 - "Transfers and Servicing," and we determined that it qualifies as a sale and accounted for it as such. We recorded no gain or loss related to this sale.
In the second quarter of 2020, we sold interests in three construction loans, with aggregate commitments of $376.9 million (of which approximately $127.0 million was funded at the time of sale). The sales were to entities managed by affiliates of the Manager. We recorded a loss of approximately $1.4 million in connection with these sales. These transactions were evaluated under ASC 860 - "Transfers and Servicing," and we determined that they qualify as sales and accounted for them as such.
In the third quarter of 2020, we sold our interest in a foreign residential-for-sale inventory loan, with outstanding principal of £97.5 million ($124.2 million assuming conversion into USD). We recorded a loss of approximately $1.0 million in connection with this sale. This transaction was evaluated under ASC 860 - "Transfers and Servicing", and we determined that it qualifies as a sale and accounted for it as such.
In the fourth quarter of 2020, we sold our interest in a residential-for-sale inventory loan secured by property in New York, NY, with outstanding principal of $73.4 million. We recorded a loss of approximately $2.7 million in connection with this sale. This transaction was evaluated under ASC 860 - "Transfers and Servicing," and we determined that it qualifies as a sale and accounted for it as such.
Other
In October 2020, an $80.0 million loan originated in 2015 was fully resolved. The loan was secured by for-sale residential condominium units located in Bethesda, MD. In conjunction with the sale of the last remaining condominiums, we recorded an aggregate realized loss of $14.1 million. The realized loss on investment consisted of a $11.1 million realized loss on the loan and a $3.0 million realized loss on the write-off the equity position previously held in other assets on our consolidated balance sheet. As of December 31, 2019 we had recorded $13.0 million of Specific CECL Allowance and impairments. Additionally during 2020, we recorded a net Specific CECL Allowance of $1.1 million. In connection with the loan payoff we reversed $11.1 million of Specific CECL Allowance related to the loan and $3.0 million of previously recorded impairments related to the equity position.
Note 5 – Real Estate Owned and Related Debt, Held for Sale
In 2017, we originated a subordinate loan, secured by a hotel in Anaheim, California subject to a $33.0 million first mortgage held by a third party. In December 2020, due to non-performance on the $12.3 million subordinate loan, we assumed legal title through the execution of a deed in lieu. We intend to sell the hotel and, as such, as of the date of the foreclosure, we recorded the hotel on our consolidated balance sheet, gross of the first mortgage, at fair market value. We assumed the obligation of the $33.0 million first mortgage loan secured by the hotel, which is held by a third-party, and is classified as debt related to real estate owned, held for sale in our consolidated balance sheet.
The fair value of the real estate asset, less related debt, was $1.0 million less than our cost basis on the mezzanine loan prior to the foreclosure which, along with the previously recorded Specific CECL Allowance on the subordinate loan of $1.4 million, was recorded as a realized loss on our consolidated income statement.
The table below details real estate owned and related debt, held for sale, on our consolidated balance sheet ($ in thousands):

	December 31, 2020	December 31, 2019
Real estate owned, held for sale	$42,905	$—
Debt related to real estate owned, held for sale	(33,000)	—
Real estate owned, net	$9,905	$—

Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	December 31, 2020	December 31, 2019
Interest receivable	$40,559	$35,581
Collateral deposited under derivative agreements	28,320	17,090
Loan Proceeds held by Servicer(1)	5,649	8,272
Other	112	45
Total	$74,640	$60,988
———————
(1)Represents principal payments held by third-party loan servicer as of balance sheet date, which were remitted to us subsequent to the balance sheet date. Balances in prior years were shown as Loan proceeds held by servicer on our consolidated balance sheet. Prior year balances have been reclassified to other assets as of December 31, 2020 to conform to current year presentation.

Note 7 – Secured Debt Arrangements, Net
At December 31, 2020 and 2019, our borrowings included the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

	December 31, 2020			December 31, 2019
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan (USD)	$1,113,156	$984,125	June 2024	$1,154,109	$1,090,160	June 2024
JPMorgan (GBP)	113,548	113,548	June 2024	51,702	50,410	June 2024
JPMorgan (EUR)	73,296	73,296	June 2024	94,189	94,189	June 2024
DB (USD)	1,000,000	520,457	March 2023	1,250,000	513,876	March 2021
Goldman (USD)	500,000	332,352	November 2023(3)	500,000	322,170	November 2021
CS Facility - USD	374,251	369,182	March 2023(4)(6)	226,068	218,644	June 2020
CS Facility - GBP	—	—	N/A(5)	93,915	93,915	June 2020
HSBC Facility - USD	—	—	N/A(5)	50,625	50,625	October 2020
HSBC Facility - GBP	—	—	N/A(5)	34,634	34,634	June 2020

HSBC Facility - EUR	163,785	163,785	July 2021	154,037	154,037	January 2021
Barclays (USD)	200,000	35,192	March 2024	N/A	N/A	N/A
Barclays (GBP)	—	—	N/A(5)	538,916	290,347	February 2024(5)
Barclays (EUR)	—	—	N/A(5)	182,549	182,549	November 2020
Total Secured Credit Facilities	3,538,036	2,591,937		4,330,744	3,095,556
Barclays Private Securitization	857,728	857,728	September 2023(6)	N/A	N/A	N/A
Total Secured Debt Arrangements	4,395,764	3,449,665		4,330,744	3,095,556
less: deferred financing costs	N/A	(12,993)		N/A	(17,190)
Total Secured Debt Arrangements, net(7)(8)(9)	$4,395,764	$3,436,672		$4,330,744	$3,078,366
———————
(1)As of December 31, 2020, GBP and EUR borrowings were converted to USD at a rate of 1.37 and 1.22, respectively. As of December 31, 2019, GBP and EUR borrowings were converted at a rate of 1.33 and 1.12, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Assumes facility enters the amortization period described below.
(4)Assumes financings are extended in line with the underlying loans.
(5)As of December 31, 2020, there are no loans pledged to this facility.
(6)Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(7)Weighted-average borrowing costs as of December 31, 2020 and 2019 were USD L + 2.16% / GBP L + 1.83% / EUR L + 1.46% and USD L + 2.07% / GBP L + 1.75% / EUR L + 1.36%, respectively.
(8)Weighted average advance rates based on cost as of December 31, 2020 and 2019 were 63.7% (62.5% (USD) / 68.7% (GBP) / 60.8% (EUR)) and 63.8% (66.7% (USD) / 47.1% (GBP) / 76.1% (EUR)).
(9)As of December 31, 2020 and 2019, approximately 55% and 54% of the outstanding balance under these secured borrowings were recourse to us.
Each of our existing secured debt arrangements include "credit based and other mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit of the underlying collateral value decreases, the amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. Generally, the lender under the applicable secured debt arrangement calls for and/or sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. If it is determined (subject to certain conditions) that the market value of the underlying collateral has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or may make margin calls, which may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our consolidated balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of December 31, 2020 and 2019, the weighted average haircut under our secured debt arrangements was approximately 36.3% and 36.2%, respectively. In addition, our existing secured debt arrangements are not entirely term-matched financings and may mature before our commercial real estate debt investments that represent underlying collateral to those financings. We are in frequent dialogue with the lenders under our secured debt arrangements regarding our management of their collateral assets and as we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.
JPMorgan Facility
In November 2019, through three indirect wholly-owned subsidiaries, we entered into a Sixth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association (the "JPMorgan Facility"). The JPMorgan Facility allows for $1.3 billion of maximum borrowings (with amounts borrowed in GBP and EUR converted to USD for purposes of calculating availability based on the greater of the spot rate as of the initial financing under the corresponding mortgage loan and the then-current spot rate) and matures in June 2022 and has two one-year extensions available at our option, which are subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in USD, GBP, or EUR. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of December 31, 2020, we had $1.2 billion (including £83.1 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility
In March 2020, through an indirect wholly-owned subsidiary, we entered into a Third Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch (the "DB Facility"), which provides for advances of up to $1.0 billion for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. The DB Facility matures in March 2021, and has two one-year extensions available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.

As of December 31, 2020, we had $520.5 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA (the "Goldman Facility"), which provides advances up to $500.0 million and matures in November 2021. In addition, the Goldman Facility contains a two-year amortization period subsequent to the November 2021 maturity, which allows for the refinancing or pay down of assets under the facility. Margin calls may occur any time at specified margin deficit thresholds.
As of December 31, 2020, we had $332.4 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
CS Facility - USD
In July 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd (the "CS Facility — USD"), which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The "CS Facility — USD" has an "evergreen" feature such that the facility continues unless terminated at any time by Credit Suisse with six months' notice. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of December 31, 2020, we had $369.2 million of borrowings outstanding under the CS Facility — USD secured by certain of our commercial mortgage loans.
CS Facility - GBP
In June 2018, through an indirect wholly-owned subsidiary, we entered into a Global Master Repurchase Agreement with Credit Suisse Securities (Europe) Limited. During the third quarter of 2020, the facility was repaid in full in connection with the sale of the underlying loan.
HSBC Facility - USD
In October 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc (the "HSBC Facility — USD"), which provides for a single asset financing. During the fourth quarter of 2020, the HSBC Facility — USD was repaid in full and the asset was moved to another facility.
HSBC Facility - GBP
In September 2018, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provided for a single asset financing (the "HSBC Facility — GBP"). The HSBC Facility — GBP matured and was repaid in full in June 2020 in connection with the repayment of the underlying loan.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing (the "HSBC Facility — EUR"). The HSBC Facility — EUR matures in July 2021. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of December 31, 2020, we had $163.8 million (€134.1 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one commercial mortgage loan.
Barclays Facility - USD
In March 2020, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement pursuant to a Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility – USD"). The Barclays Facility — USD allows for $200.0 million of maximum borrowings and initially matures in March 2023 with extensions available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of December 31, 2020, we had $35.2 million of borrowings outstanding under the Barclays Facility - USD secured by one commercial mortgage loan.
Barclays Facility - GBP/EUR

Beginning in October 2019, through an indirect wholly-owned subsidiary, we entered into five secured debt arrangements pursuant to a Global Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility – GBP/EUR"). In June 2020, all assets previously financed pursuant to the Barclays Facility – GBP/EUR were refinanced under the Barclays Private Securitization.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes (the "Barclays Private Securitization"). The Barclays Private Securitization finances the loans that were previously financed under the Barclays Facility - GBP/EUR. In addition, we pledged an additional commercial mortgage loan with an outstanding principal balance of £26.0 million and pledged additional collateral of a financed loan of €5.3 million as of June 30, 2020.
The Barclays Private Securitization eliminates daily margining provisions and grants us significant discretion to modify certain terms of the underlying collateral including waiving certain loan-level covenant breaches and deferring or waiving of debt service payments for up to 18 months. The securitization includes LTV based covenants with significant headroom to existing levels that are also subject to a six-month holiday through December 2020. These deleveraging requirements are based on significant declines in the value of the collateral as determined by an annual third-party (engaged by us) appraisal process tied to the provisions of the underlying loan agreements. We believe this provides us with both cushion and predictability to avoid sudden unexpected outcomes and material repayment requirements. In addition to the pledge of the additional collateral noted above, we paid down the previous financing by €16.5 million (totaling $18.5 million in USD) and agreed to increase the financing spreads by 0.25%.
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of December 31, 2020 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$708,130	February 2024
Total/Weighted-Average EUR	149,598	November 2021(2)
Total/Weighted-Average Securitization	$857,728	September 2023
———————
(1)Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(2)The EUR portion of the Barclays Private Securitization has an "evergreen" feature such that the facility continues for one year and can be terminated by either party on certain dates with, depending on the date of notice, a minimum of nine to twelve months' notice.
The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our consolidated balance sheet ($ in thousands):

December 31, 2020
Assets:
Cash	$2,020
Commercial mortgage loans, net(1)	1,290,393
Other Assets	15,831
Total Assets	$1,308,244
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $0.7 million)	$857,043
Accounts payable, accrued expenses and other liabilities(2)	1,307
Total Liabilities	$858,350
———————
(1)Net of the General CECL Allowance of $4.4 million.
(2)Represents General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $0.3 million.

Year Ended
December 31, 2020
Net Interest Income:
Interest income from commercial mortgage loans	$29,511
Interest expense	(8,312)
Net interest income	$21,199
General and administrative expense	(178)
Provision for loan losses and impairments	(916)
Foreign currency gain	39,731
Net Income	$59,836
As of December 31, 2020, we had $857.7 million (£518.0 million and €122.5 million assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
At December 31, 2020, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$84,497	$543,292	$543,180	$—	$1,170,969
DB Facility	11,375	509,082	—	—	520,457
Goldman Facility	—	332,352	—	—	332,352
CS Facility - USD	44,200	187,494	137,488	—	369,182
HSBC Facility - EUR	163,785	—	—	—	163,785
Barclays Facility - USD	—	—	35,192	—	35,192
Barclays Private Securitization	149,598	544,905	163,225	—	857,728
Total	$453,455	$2,117,125	$879,085	$—	$3,449,665
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at December 31, 2020, as well as the maximum and average month-end balances for the year ended December 31, 2020 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2020		For the year ended December 31, 2020
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,170,969	$2,009,249	$1,192,288	$1,119,997
DB Facility	520,457	814,715	526,743	506,831
Goldman Facility	332,352	510,371	362,139	343,621
CS Facility - USD	369,182	524,139	378,781	348,464
CS Facility - GBP	—	—	90,111	43,094
HSBC Facility - USD	—	—	50,625	44,000
HSBC Facility - GBP	—	—	34,500	20,563
HSBC Facility - EUR	163,785	215,509	163,788	154,725
Barclays Facility - USD	35,192	49,993	35,193	29,327
Barclays Facility - GBP	—	—	666,810	260,692
Barclays Facility - EUR	—	—	180,595	70,521
Barclays Private Securitization	857,728	1,295,023	857,728	823,915
Total	$3,449,665	$5,418,999

The table below summarizes the outstanding balances at December 31, 2019, as well as the maximum and average month-end balances for the year ended December 31, 2019 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2019		For the year ended December 31, 2019
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,234,759	$1,845,400	$1,234,759	$947,400
DB Facility	513,876	766,676	757,117	604,067
Goldman Facility	322,170	513,559	324,821	246,318
CS Facility - USD	218,644	308,884	218,644	182,646
CS Facility - GBP	93,915	129,723	150,811	134,694
HSBC Facility - USD	50,625	66,960	50,625	50,625
HSBC Facility - GBP	34,634	49,976	50,784	42,296
HSBC Facility - EUR	154,037	190,780	154,037	151,889
Barclays Facility - GBP	290,347	738,455	290,347	139,004
Barclays Facility - EUR	182,549	241,674	182,549	181,159
Total	$3,095,556	$4,852,087
We were in compliance with the covenants under each of our secured debt arrangements at December 31, 2020 and 2019.
Note 8 – Senior Secured Term Loan, Net
In May 2019, we entered into a $500.0 million senior secured term loan. The senior secured term loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%. The senior secured term loan matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities.
During the years ended December 31, 2020 and 2019, we repaid $5.0 million and $2.5 million of principal related to the senior secured term loan, respectively. The outstanding principal balance as of December 31, 2020 and December 31, 2019 was $492.5 million and $497.5 million, respectively. As of December 31, 2020, the senior secured term loan had a carrying value of $483.5 million net of deferred financing costs of $7.1 million and an unamortized discount of $1.9 million. As of December 31, 2019, the senior secured term loan had a carrying value of $488.0 million net of deferred financing costs of $7.3 million and an unamortized discount of $2.3 million.
Covenants
The senior secured term loan includes the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
We were in compliance with the covenants under the senior secured term loan at December 31, 2020 and December 31, 2019.
Interest Rate Swap
In connection with the senior secured term loan, we previously entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the senior secured term loan at 4.87%. During the second quarter of 2020 we terminated the interest rate swap and recognized a realized loss of $53.9 million.
Interest Rate Cap
During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. In connection with the interest rate cap, we incurred up-front fees of $1.1 million, which we recorded as a deferred financing cost on our consolidated balance sheet and interest expense will be recognized over the duration of the interest rate cap in our consolidated statement of operations.
Note 9 – Convertible Senior Notes, Net

In two separate offerings during 2014, we issued an aggregate principal amount of $254.8 million of 5.50% Convertible Senior Notes due 2019 (the "2019 Notes"), for which we received $248.6 million, after deducting the underwriting discount and offering expenses. The 2019 Notes were exchanged or converted for shares of our common stock and cash as follows:
(i) On August 2, 2018, we entered into privately negotiated exchange agreements with a limited number of holders of the 2019 Notes pursuant to which we exchanged $206.2 million of the 2019 Notes for an aggregate of (a) 10,020,328 newly issued shares of our common stock, and (b) $39.3 million in cash. We recorded $166.0 million of additional paid-in-capital in our consolidated statement of changes in stockholders' equity in connection with these transactions,
(ii) Certain holders elected to convert $47.9 million of the 2019 Notes, which were settled for an aggregate of (a) 2,775,509 newly issued shares of our common stock, and (b) $0.2 million in cash. We recorded $13.9 million of additional paid-in-capital in our consolidated statement of changes in stockholders' equity in connection with these transactions. These conversions occurred from August 2018 through maturity.
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
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At December 31, 2020, the 2022 Notes had a carrying value of $340.4 million and an unamortized discount of $4.6 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At December 31, 2020, the 2023 Notes had a carrying value of $225.3 million and an unamortized discount of $4.7 million.
The following table summarizes the terms of the Notes as of December 31, 2020 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	1.65
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	2.79
Total	$575,000
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

We may not redeem the Notes prior to maturity except in limited circumstances. The closing price of our common stock on December 31, 2020 of $11.17 was less than the per share conversion price of the Notes.
In accordance with ASC 470 "Debt," the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates. As a result, we attributed approximately $15.4 million of the proceeds to the equity component of the Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in our consolidated balance sheet as of December 31, 2020. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $28.8 million, $29.1 million, and $28.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $6.0 million, $6.0 million, and $7.1 million December 31, 2020, 2019, and 2018, respectively.
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
    The following table summarizes our non-designated foreign exchange ("Fx") forwards and our interest rate cap as of December 31, 2020:

	December 31, 2020
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	93	428,493	GBP	January 2021 - December 2024	2.04
Fx contracts - EUR	69	239,466	EUR	February 2021 - August 2024	2.61
Interest rate cap	1	500,000	USD	June 2023	2.49

The following table summarizes our non-designated Fx forwards and our interest rate swap as of December 31, 2019:

	December 31, 2019
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	156	735,349	GBP	January 2020 - December 2024	1.49
Fx contracts - EUR	44	168,879	EUR	February 2020 - August 2024	3.22
Interest rate swap	1	500,000	USD	May 2026	6.37
We have not designated any of our derivative instruments as hedges as defined in ASC 815 - "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivatives for the years ended December 31, 2020, 2019, and 2018 ($ in thousands):

		Amount of gain (loss) recognized in income
		Year ended December 31,
	Location of Gain (Loss) Recognized in Income	2020	2019	2018
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$(26,499)	$(28,576)	$29,345
Forward currency contracts	Realized gain on derivative instruments	16,756	14,151	9,713
Total		$(9,743)	$(14,425)	$39,058
In connection with our senior secured term loan, in May 2019, we entered into an interest rate swap to fix LIBOR at 2.12% or an all-in interest rate of 4.87%. We used our interest rate swap to manage exposure to variable cash flows on our borrowings under our senior secured term loan. Our interest rate swap allowed us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. However during the second quarter of 2020, we terminated our interest rate swap due to a significant decrease in LIBOR and recognized a realized loss on the accompanying consolidated statement of operations.
In June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under our senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. Unrealized gains or losses related to the interest rate swap and cap were recorded net under interest expense in our consolidated statement of operations.

		Amount of loss recognized in income
		Year ended December 31,
	Location of Loss Recognized in Income	2020	2019	2018
Interest rate cap(1)	Unrealized gain on interest rate cap	$134	$—	$—
Interest rate swap(2)	Unrealized gain (loss) on interest rate swap	14,470	(14,470)	—
Interest rate swap(2)	Realized loss on interest rate swap	(53,851)	—	—
Total		$(39,247)	$(14,470)	$—
———————
(1)With a notional amount of $500.0 million, $0, and $34.9 million at December 31, 2020, 2019, and 2018, respectively.
(2)With a notional amount of $0, $500.0 million, and $0 at December 31, 2020, 2019, and 2018, respectively.

The following tables summarize the gross asset and liability amounts related to our derivatives at December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020			December 31, 2019
	Gross Amount of Recognized Liability	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Liability Presented in our Consolidated Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Liabilities Presented in our Consolidated Balance Sheet
Forward currency contracts	$32,172	$(797)	$31,375	$12,687	$(7,811)	$4,876
Interest rate cap	—	(134)	(134)	—	—	—
Interest rate swap	—	—	—	14,470	—	14,470
Total derivative liabilities	$32,172	$(931)	$31,241	$27,157	$(7,811)	$19,346

Note 11 – Participations Sold
Participations sold represents the subordinate interests in loans we originated and subsequently partially sold. We account for participations sold as secured borrowings on our consolidated balance sheet with both assets and non-recourse liabilities because the participations do not qualify as a sale under ASC 860 - "Transfers and Servicing." The income earned on the participations sold is recorded as interest income and an identical amount is recorded as interest expense on our consolidated statements of operations.
In October 2020, we sold a $25.0 million interest, at par, in a mezzanine loan collateralized by a ground-up condominium development in New York City that we originated in December 2017. The participation interest sold is subordinate to our remaining $85.7 million mezzanine loan and is accounted for as a secured borrowing on our consolidated balance sheet. The participation sold accrues payment-in-kind interest.
In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD) interest, at par, in a first mortgage loan collateralized by an office building located in London, UK that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD). The participation interest sold is subordinate to our remaining £70.3 million ($96.1 million assuming conversion into USD) first mortgage loan and is accounted for as a secured borrowing on our consolidated balance sheet.
The table below details participations sold included in our consolidated balance sheet ($ in thousands):

	December 31, 2020	December 31, 2019
Participation sold on Commercial mortgage loans	$9,217	$—
Participation sold on Subordinate loans and other lending assets (1)	25,757	—
Total Participations sold	$34,974	$—
———————
(1)Includes $0.8 million of PIK interest in 2020.
Note 12 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	December 31, 2020	December 31, 2019
Accrued dividends payable	$52,768	$74,771
Accrued interest payable	13,979	16,089
Accounts payable and other liabilities	4,775	6,922
General CECL Allowance on unfunded commitments(1)	3,365	—
Collateral deposited under derivative agreements	—	2,930
Total	$74,887	$100,712
  ———————
(1)Refer to Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net for additional disclosure related to the General CECL Allowance on unfunded commitments for the year ended December 31, 2020.
Note 13 – Related Party Transactions
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
The current term of the Management Agreement will expire on September 29, 2021, and is automatically renewed for successive one-year terms on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by our independent directors in February 2021, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.
We incurred approximately $39.8 million, $40.7 million, and $36.4 million in base management fees under the Management Agreement for the years ended December 31, 2020, 2019, and 2018, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the years ended December 31, 2020, 2019, and 2018, we paid expenses totaling $4.5 million, $3.6 million, and $3.1 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective consolidated statement of operations expense category or our consolidated balance sheet based on the nature of the item.
Included in payable to related party on our consolidated balance sheet at December 31, 2020 and December 31, 2019 are approximately $9.6 million and $10.4 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
Loans receivable
In June 2018, we increased our outstanding loan commitment through the acquisition of £4.8 million ($6.4 million assuming conversion into USD) pari-passu interest in an existing subordinate loan from a fund managed by an affiliate of the Manager. The subordinate loan is secured by a healthcare portfolio located in the United Kingdom.
In December 2019, we sold $30.3 million and $122.3 million in mezzanine loans secured by an urban retail property to two funds managed by an affiliate of the Manager, that were originated by us in August 2019. This transaction was evaluated under ASC 860 - "Transfers and Servicing," and we determined that it qualifies as a sale and accounted for as such (see "Note 4 -Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net"). We recorded no gain or loss related to this sale.
In January 2020, we sold £62.2 million ($81.3 million assuming conversion into USD) in a mezzanine loan and £50.0 million ($65.3 million assuming conversion into USD) unfunded commitment of a senior mortgage secured by a mixed-use property in London, UK to a fund managed by an affiliate of the Manager, that was originated by us in December 2019. This transaction was evaluated under ASC 860 - "Transfers and Servicing," and we determined that it qualifies as a sale and accounted for as such (see "Note 4 -Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net").
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
Note 14 – Share-Based Payments
On September 23, 2009, our board of directors approved the Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan ("2009 LTIP") and on April 16, 2019, our board of directors approved the Amended and Restated Apollo Commercial Real Estate Finance, Inc. 2019 Equity Incentive Plan ("2019 LTIP," and together with the 2009 LTIP, the "LTIPs"), which amended and restated the 2009 LTIP. Following the approval of the 2019 LTIP by our stockholders at our 2019 annual meeting of stockholders on June 12, 2019, no additional awards have been or will be granted under the 2009 LTIP and all outstanding awards granted under the 2009 LTIP remain in effect in accordance with the terms in the 2009 LTIP.
The 2019 LTIP provides for grants of restricted common stock, restricted stock units ("RSUs") and other equity-based awards up to an aggregate of 7,000,000 shares of our common stock. The LTIPs are administered by the compensation committee of our board of directors (the "Compensation Committee") and all grants under the LTIPs must be approved by the Compensation Committee.
We recognized stock-based compensation expense of $16.8 million, $15.9 million and $13.6 million during the years ended December 31, 2020, 2019, and 2018, respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the year ended December 31, 2020:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding December 31, 2017	105,561	1,632,746
Granted	28,070	1,006,800	$19.1
Vested	(67,934)	(739,388)	N/A
Forfeiture	—	(47,201)	N/A

Outstanding December 31, 2018	65,697	1,852,957
Granted	27,245	1,069,202	$20.5
Vested	(67,586)	(877,261)	N/A
Forfeiture	—	(37,543)	N/A
Outstanding at December 31, 2019	25,356	2,007,355
Granted	82,235	1,446,155	$16.4
Vested	(25,356)	(962,518)	N/A
Forfeiture	—	(35,139)	N/A
Outstanding at December 31, 2020	82,235	2,455,853

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2020:

Vesting Year	Restricted Stock	RSU	Total Awards
2021	82,235	1,155,947	1,238,182
2022	—	836,135	836,135
2023	—	463,771	463,771
Total	82,235	2,455,853	2,538,088

At December 31, 2020, we had unrecognized compensation expense of approximately $0.1 million and $34.5 million, respectively, related to the vesting of restricted stock awards and RSUs noted in the table above.
RSU Deliveries
During the years ended December 31, 2020, 2019, and 2018, we delivered 508,968, 433,585, and 378,855 shares of common stock for 877,262, 730,980 and 741,210 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our consolidated statement of changes in stockholders' equity. The adjustment was $6.5 million, $5.0 million, and $4.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our consolidated statement of changes in stockholders' equity.
Note 15 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2020, 139,295,867 shares of common stock were issued and outstanding, and 6,770,393 shares of Series B Preferred Stock were issued and outstanding.
On June 10, 2019, we redeemed all 6,900,000 of Series C Preferred Stock outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223 per share.
Dividends. The following table details our dividend activity:

	Year ended December 31,
Dividends declared per share of:	2020	2019	2018
Common Stock(1)	$1.45	$1.84	$1.84
Series B Preferred Stock	2.00	2.00	2.00
Series C Preferred Stock(2)	N/A	0.7223	2.00
———————
(1)As our aggregate 2020 distributions exceeded our earnings and profits, $0.35 of the January 2021 distribution declared in the fourth quarter of 2020 are payable to common stockholders of record as of December 31, 2020 will be treated as a 2021 distribution for U.S. federal income tax purposes.
(2)The Series C Preferred Stock was redeemed in full in June 2019.

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
During the first quarter of 2019, we issued 1,967,361 shares of our common stock, at a per share conversion price of $17.17, related to conversions of the 2019 Notes, the remainder of which matured on March 15, 2019. We recorded a $33.8 million increase in additional paid in capital in our consolidated statement of changes in stockholders' equity. Refer to "Note 9 - Convertible Senior Notes, Net" for a further discussion on the conversions of the 2019 Notes.
During the second quarter of 2019, we completed a follow-on public offering of 17,250,000 shares of our common stock, including shares issued pursuant to the underwriters' option to purchase additional shares, at a price of $18.27 per share. The aggregate net proceeds from the offering were $314.8 million after deducting offering expenses.
Common Stock Repurchases. The following table details our common stock repurchase activity during the year ended December 31, 2020:

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total
Shares Repurchased	300,000	5,495,976	5,038,619	3,998,037	14,832,632
Weighted Average Price	$8.11	$7.96	$9.01	$9.03	$8.61
Note 16 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court. The complaint names as defendants (i) ACREFI Mortgage Lending, LLC, a subsidiary of the Company, (ii) the Company, and (iii) certain funds managed by Apollo, which are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs allege that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs allege the loss of a $70.0 million investment as part of total damages of $700.0 million, which includes punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs filed a timely notice of appeal on December 6, 2019 and, as of September 28, 2020, the parties have now fully briefed the appeal. We are awaiting scheduling of oral argument. We continue to believe plaintiffs’ claims are without merit and do not believe this will have a material adverse effect on our consolidated financial statements.
Loan Commitments. As described in "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" at December 31, 2020, we had $1.4 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 4.0 years weighted average tenor of these loans.
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
As of December 31, 2020, we have not recorded any contingencies on our consolidated balance sheet related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to “Note 2 - Summary of Significant Accounting Policies” for further discussion regarding COVID-19.
Note 17 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our consolidated balance sheet at December 31, 2020 and December 31, 2019 ($ in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$325,498	$325,498	$452,282	$452,282
Commercial mortgage loans, net	5,451,084	5,361,948	5,326,967	5,380,693
Subordinate loans and other lending assets, net(1)	1,045,893	1,027,582	1,048,126	1,050,961
Secured debt arrangements, net	(3,436,672)	(3,436,672)	(3,078,366)	(3,078,366)
Senior secured term loan, net	(483,465)	(475,263)	(487,961)	(499,988)
2022 Notes	(340,361)	(327,381)	(337,755)	(348,060)
2023 Notes	(225,293)	(214,875)	(223,818)	(234,600)
Participations sold	(34,974)	(34,919)	—	—
Debt related to real estate owned, held for sale	(33,000)	(33,000)	—	—
———————
(1)Includes subordinate risk retention interests in securitization vehicles with an estimated fair value that approximates their carrying value.
To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. Estimates of fair value for cash and cash equivalents, convertible senior notes, net, secured debt arrangements net and senior secured term loan, net are measured using observable Level I inputs as defined in "Note 3 - Fair Value Disclosure." Estimates of fair value for all other financial instruments in the table above are measured using significant estimates, or unobservable Level III inputs as defined in "Note 3 - Fair Value Disclosure."
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
The table below presents the computation of basic and diluted net income per share of common stock for the years ended December 31, 2020, 2019, and 2018 ($ in thousands except per share data):

	For the year ended December 31,
	2020	2019	2018
Basic Earnings
Net income	$18,377	$230,174	$219,986
Less: Preferred dividends	(13,540)	(18,525)	(27,340)

Net income available to common stockholders	$4,837	$211,649	$192,646
Less: Dividends on participating securities	(3,431)	(3,867)	(3,405)
Basic Earnings	$1,406	$207,782	$189,241

Diluted Earnings
Net income available to common stockholders	$4,837	$211,649	$192,646
Less: Dividends on participating securities	(3,431)	—	—
Add: Interest expense on Notes	—	35,173	34,779
Diluted Earnings	$1,406	$246,822	$227,425

Number of Shares:
Basic weighted-average shares of common stock outstanding	148,004,385	146,881,231	124,147,073
Diluted weighted-average shares of common stock outstanding	148,004,385	175,794,896	153,821,515

Earnings Per Share Attributable to Common Stockholders
Basic	$0.01	$1.41	$1.52
Diluted	$0.01	$1.40	$1.48
The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the year ended December 31, 2020, 28,533,271 weighted-average potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the years ended December 31, 2019 and 2018, 28,913,665 and 29,674,442 weighted-average potentially issuable shares with respect to the Notes, respectively, were included in the dilutive earnings per share denominator. Refer to "Note 9 - Convertible Senior Notes, Net" for further discussion.
For the years ended December 31, 2020, 2019, and 2018, 2,030,467, 1,836,210, and 1,612,676 weighted-average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Note 19 – Summarized Quarterly Results (Unaudited)
($ in thousands except per share data)

	March 31,		June 30,		September 30,		December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Net interest income:
Interest income from commercial mortgage loans	$81,855	$78,286	$75,641	$77,458	$74,522	$81,136	$77,116	$85,595
Interest income from subordinate loans and other lending assets	34,018	40,839	32,616	41,043	28,857	43,421	22,944	39,630
Interest expense	(41,205)	(36,295)	(37,498)	(33,511)	(34,824)	(39,341)	(35,364)	(43,779)
Net interest income	74,668	82,830	70,759	84,990	68,555	85,216	64,696	81,446
Operating expenses:
General and administrative expenses	(6,531)	(6,151)	(6,425)	(6,574)	(6,624)	(5,839)	(7,269)	(5,533)
Management fees to related party	(10,268)	(9,613)	(9,957)	(10,259)	(9,927)	(10,434)	(9,598)	(10,428)
Total operating expenses	(16,799)	(15,764)	(16,382)	(16,833)	(16,551)	(16,273)	(16,867)	(15,961)
Other income	760	518	591	484	128	429	125	682
Realized loss on investments	—	—	(16,405)	(12,513)	(1,037)	—	(30,190)	—
Reversal of (provision for) loan losses and impairments, net	(183,465)	—	25,169	15,000	6,342	(35,000)	26,354	—
Foreign currency translation gain (loss)	(37,949)	6,894	2,559	(7,777)	27,002	(19,129)	35,304	39,830
Gain (loss) on foreign currency forward contracts	70,491	(6,720)	(2,995)	11,186	(34,537)	24,153	(42,702)	(43,044)
Loss on interest rate hedging instruments	(35,548)	—	(3,095)	(13,113)	(564)	(10,307)	(40)	8,950
Net income (loss)	$(127,842)	$67,758	$60,201	$61,424	$49,338	$29,089	$36,680	$71,903
Preferred dividends	(3,385)	(6,835)	(3,385)	(4,919)	(3,385)	(3,385)	(3,385)	(3,386)
Net income (loss) available to common stockholders	$(131,227)	$60,923	$56,816	$56,505	$45,953	$25,704	$33,295	$68,517
Net income (loss) per share of common stock:
Basic	$(0.86)	$0.45	$0.37	$0.38	$0.31	$0.16	$0.23	$0.44
Diluted	$(0.86)	$0.43	$0.36	$0.37	$0.31	$0.16	$0.23	$0.42
Basic weighted-average shares of common stock outstanding	153,948,191	134,607,107	151,523,513	145,567,963	146,612,313	153,531,678	140,036,383	153,537,074
Diluted weighted-average shares of common stock outstanding	153,948,191	164,683,086	182,083,702	174,101,234	146,612,313	153,531,678	140,036,383	182,070,345
Dividend declared per share of common stock	$0.40	$0.46	$0.35	$0.46	$0.35	$0.46	$0.35	$0.46

Note 20 – Subsequent Events
Subsequent to the quarter ended December 31, 2020, the following events took place:
Investment activity: We committed £165.0 million ($226.2 million assuming conversion into USD) of a £1.8 billion ($2.5 billion assuming conversion into USD) floating-rate commercial mortgage loan to finance the acquisition of a leading provider of short-stay affordable caravan and holiday home ownership in the U.K. In addition, we funded approximately $43.2 million for previously closed loans.
Loan Repayments. We received approximately $6.7 million from loan repayments.
Share Repurchase Plan:. Our board of directors approved a $150.0 million increase to our share repurchase plan, bringing total authorization and current capacity to $300.0 million and $172.3 million, respectively.

Apollo Commercial Real Estate Finance, Inc.
Schedule IV — Mortgage Loans on Real Estate
As of December 31, 2020
($ in thousands)

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Carrying Value		Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Commercial mortgage loans individually >3%
Loan A		Urban Retail/United Kingdom	6.65%	Dec 2023	Principal and Interest	$340,896	$338,368		$340,896
Loan B		Urban Retail/Manhattan, NY	4.75%	Sep 2024	Interest Only	318,106	317,088	—	—
Loan C		Hotel/Spain	3.00%	Aug 2024	Interest Only	275,887	274,780		—
Loan D		Office/United Kingdom	3.30%	Feb 2025	Interest Only	230,340	228,740		—
Loan E		Healthcare/United Kingdom	3.79%	Oct 2024	Principal and Interest	227,950	226,343		—
Loan F		Office/Germany	2.80%	Nov 2026	Interest Only	216,407	215,509		—
Loan G		Office/Manhattan, NY	5.68%	Jan 2022	Interest Only	197,360	197,360		—
Loan H		Industrial/Brooklyn/Queens, NY	5.95%	Feb 2024	Interest Only	197,000	196,918		—

Commercial mortgage loans individually <3%
First Mortgage(3)	39	Hotel, Office, Urban Predevelopment, Residential-for-sale: inventory, Residential-for-sale: construction, Retail Center, Multifamily, Mixed Use/Various	0.0%-9.2%	2021-2025	Principal and Interest/ Interest Only	$3,648,538	$3,472,992		$513,852
Total Commercial mortgage loans						$5,652,484	$5,468,098		$854,748

Subordinate loans and other lending assets individually >3%
Loan I		Residential-for-sale: construction/ Manhattan, NY	11.34%	Jun 2021	Interest Only	$222,395	$222,579		$—

Subordinate loans and other lending assets individually <3%
Subordinate Mortgage and other lending assets (4)	19	Residential-for-sale: construction, Hotel, Multifamily, Healthcare, Mixed Use, Residential-for-sale: inventory, Industrial, Office/ Various	0.0%-13.5%	2021-2034	Principal and Interest/ Interest Only	$853,545	$844,402		$50,900
Total Subordinate loans and other lending assets(5)						$1,075,940	$1,066,981		$50,900
Total loans(6)						$6,728,424	$6,535,079		$905,648
General CECL Allowance(7)							(38,102)
Carrying value, net							$6,496,977
———————

(1) Assumes applicable benchmark rate as of December 31, 2020 for all floating rate loans
(2) Assumes all extension options are exercised.
(3) Includes $9.2 million in a subordinate participation in a first mortgage loan sold during the period
(4) Includes $25.8 million in a subordinate participation in a subordinate loan sold during the period
(5) Subject to prior liens of approximately $4.3 billion.
(6) The aggregate cost for U.S. federal income tax purposes is $6.6 billion.
(7) Excludes $3.4 million of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2020.

The following table summarizes the changes in the carrying amounts of our loan investment portfolio during 2020 and 2019 ($ in thousands):

Reconciliation of Carrying Amount of Loans	December 31, 2020	December 31, 2019
Balance at beginning of year	$6,375,093	$4,927,593
January 1, 2020 - Adoption of CECL Standard	(27,779)	—
Loan fundings	876,658	3,435,457
Loan repayments (1)	(683,254)	(2,037,322)
Gain on foreign currency translation	80,618	43,649
Realized loss on investment, net of provision for loan loss reversal (2)	(42,465)	2,487
Transfer to real estate owned, held for sale	(12,255)	—
Specific CECL Allowance (3)	(118,019)	(35,000)
General CECL Allowance (4)	(10,323)	—
Deferred Fees	(6,455)	(46,275)
PIK interest, amortization of fees and other items (5)	65,158	84,504
Balance at the close of year	$6,496,977	$6,375,093
———————
1)During the year ended December 31, 2020, we sold $208.5 million in commercial mortgage loans secured by various property types to funds managed by affiliates of the Manager. During the year ended December 31, 2019, we sold $152.6 million in mezzanine loans secured by an urban retail property to two funds managed by an affiliate of the Manager.
2)During the year ended December 31, 2020, realized loss on investment included a $11.1 million realized loss ($11.1 million previously recorded Specific CECL Allowance was reversed) related to the selling of the underlying collateral on a commercial mortgage loan secured by a residential-for-sale property located in Bethesda, MD; a realized a loss of $26.0 million related to two restructurings ($24.5 million in previously recorded Specific CECL Allowances were reversed); and $5.2 million realized loss related to loans sold during the period. During the year ended December 31, 2019, the underlying collateral on a commercial mortgage loan and a contiguous subordinate loan secured by a multifamily property located in Williston, ND was sold resulting in a realized loss of $12.5 million. Consequently, the previously recorded $15.0 million loan loss provision was reversed.
3)During the year ended December 31, 2020, we recorded $118.0 million in Specific CECL Allowances, net of $10.0 million in reversals, due to factors including COVID-19. During the year ended December 31, 2019, we recorded $35.0 million for provision for loan losses and impairments, comprised of a (i) $32.0 million loan loss provision recorded against a commercial mortgage loan secured by a retail center located in Cincinnati, OH, and (ii) $3.0 million loan loss provision recorded against a commercial mortgage loan secured by a fully-built, for-sale residential condominium units located in Bethesda, MD.
4)$3.4 millionof the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability on our consolidated balance sheet.
5)Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses, as well as $1.8 million and $1.4 million in cost recovery proceeds in 2020 and 2019, respectively

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appear on pages 58 through 60 of this annual report on Form 10-K.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2020.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
Item 11. Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The tables on equity compensation plan information and beneficial ownership of our securities required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
Item 14. Principal Accountant Fees and Services.
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:
Our consolidated financial statements and the related schedule, together with the independent registered public accounting firm's report thereon, are set forth on pages 58 through 97 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8. "Financial Statements and Supplementary Data" filed herein, for a list of financial statements.

(2) Financial Statement Schedule:
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2020.

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

4.2
Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc.’s 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on September 23, 2015 (File No.: 001-34452).

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

4.6
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.6 of the Registrant's Form 10-K filed on February 13, 2020 (File No.: 001-34452).

10.1
Registration Rights Agreement, dated as of September 29, 2009, between Apollo Commercial Real Estate Finance, Inc. and the parties named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 16, 2009 (File No.: 001-34452).

10.2
Management Agreement, dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and ACREFI Management, LLC., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on November 16, 2009 (File No.: 001-34452).

10.3
License Agreement dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and Apollo Global Management, LLC, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on November 16, 2009 (File No.: 001-34452).

10.4
Apollo Commercial Real Estate Finance, Inc. 2009 Equity Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 3, 2017 (File No. 001-34452).

10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant's Form S-11, as amended (Registration No. 333-160533).

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 5, 2015 (File No. 001-34452).

10.7
Form of Indemnification Agreement entered into by Apollo Commercial Real Estate Finance, Inc.'s directors and officers, incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.8
Registration Rights Agreement, dated as of September 18, 2015, between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 23, 2015 (File No. 001-34452).

10.9
Registration Rights Agreement, dated as of September 18, 2015, between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on September 23, 2015 (File No. 001-34452).

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

10.13
Trust Deed, dated June 30, 2020, by and between ACRE Debt 2 PLC, as issuer, and U.S. Bank Trustees Limited, as trustee, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on July 7, 2020 (File No.: 001-34452).

10.14
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

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary.
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

February 10, 2021	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Stuart A. Rothstein, Jai Agarwal and Jessica L. Lomm and each of them, with full power to act without the other, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K, and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 10, 2021	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein President, Chief Executive Officer and Director (Principal Executive Officer)

February 10, 2021	By:	/s/ Jai Agarwal
Jai Agarwal Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

February 10, 2021	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 10, 2021	By:	/s/ Robert A. Kasdin
Robert A. Kasdin Director

February 10, 2021	By:	/s/ Brenna Haysom
Brenna Haysom Director

February 10, 2021	By:	/s/ Katherine Newman
Katherine Newman Director

February 10, 2021	By:	/s/ Eric L. Press
Eric L. Press Director

February 10, 2021	By:	/s/ Scott S. Prince
Scott S. Prince Director

February 10, 2021	By:	/s/ Michael E. Salvati
Michael E. Salvati Director