Form 10-Q
period 2021-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2021-04-22
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2021, there were 139,884,060 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$294,060	$325,498
Commercial mortgage loans, net(1)(2)	5,754,258	5,451,084
Subordinate loans and other lending assets, net(2)	1,065,816	1,045,893
Other assets	68,882	74,640
Real estate owned, held for sale	42,355	42,905
Total Assets	$7,225,371	$6,940,020
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $11,800 and $12,993 in 2021 and 2020, respectively)	$3,418,579	$3,436,672
Convertible senior notes, net	566,711	565,654
Senior secured term loans, net (net of deferred financing costs of $10,496 and $7,130 in 2021 and 2020, respectively)	775,974	483,465
Accounts payable, accrued expenses and other liabilities(3)	74,899	74,887
Participations sold	50,709	34,974
Debt related to real estate owned, held for sale	33,000	33,000
Derivative liabilities, net	20,382	31,241
Payable to related party	9,364	9,598
Total Liabilities	4,949,618	4,669,491
Commitments and Contingencies (see Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B, 6,770,393 shares issued and outstanding ($169,260 liquidation preference)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 139,848,875 and 139,295,867 shares issued and outstanding in 2021 and 2020, respectively	1,398	1,393
Additional paid-in-capital	2,707,855	2,707,792
Accumulated deficit	(433,568)	(438,724)
Total Stockholders’ Equity	2,275,753	2,270,529
Total Liabilities and Stockholders’ Equity	$7,225,371	$6,940,020
———————
(1) Includes $5,319,621 and $5,418,999 pledged as collateral under secured debt arrangements in 2021 and 2020, respectively
(2) Net of $211,435 and $213,102 CECL Allowances in 2021 and 2020, respectively, comprised of $175,000 Specific CECL Allowance and $36,435 and $38,102 General CECL Allowance, respectively.
(3) Includes $3,794 and $3,365 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2021 and 2020, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended March 31,
	2021	2020
Net interest income:
Interest income from commercial mortgage loans	$75,356	$81,855
Interest income from subordinate loans and other lending assets	31,459	34,018
Interest expense	(35,664)	(41,205)
Net interest income	71,151	74,668
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,387 and $4,263 in 2021 and 2020, respectively)	(6,940)	(6,531)
Management fees to related party	(9,364)	(10,268)
Total operating expenses	(16,304)	(16,799)
Other income	92	760
Reversal of (provision for) loan losses, net(1)	1,238	(183,465)
Realized losses and impairments on real estate owned	(550)	—
Foreign currency translation loss	(7,449)	(37,949)
Gain on foreign currency forward contracts (includes unrealized gains (losses) of $10,502 and $62,436 in 2021 and 2020, respectively)	9,800	70,491
Gain (loss) on interest rate hedging instruments	357	(35,548)
Net income (loss)	$58,335	$(127,842)
Preferred dividends	(3,385)	(3,385)
Net income (loss) available to common stockholders	$54,950	$(131,227)
Net income (loss) per share of common stock:
Basic	$0.39	$(0.86)
Diluted	$0.37	$(0.86)
Basic weighted-average shares of common stock outstanding	139,805,863	153,948,191
Diluted weighted-average shares of common stock outstanding	170,792,684	153,948,191
Dividend declared per share of common stock	$0.35	$0.40
———————
(1) Comprised of $0 and $150,000 Specific CECL Allowance and $(1,238) and $33,465 of General CECL (Reversals) and Allowance for 2021 and 2020, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2021	6,770,393	$68	139,295,867	$1,393	$2,707,792	$(438,724)	$2,270,529
Capital increase related to Equity Incentive Plan	—	—	553,008	5	103	—	108
Offering costs	—	—	—	—	(40)	—	(40)
Net income	—	—	—	—	—	58,335	58,335
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(49,794)	(49,794)
Balance at March 31, 2021	6,770,393	$68	139,848,875	$1,398	$2,707,855	$(433,568)	$2,275,753

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2020	6,770,393	$68	153,537,296	$1,535	$2,825,317	$(196,945)	$2,629,975
Adoption of ASU 2016-13	—	—	—	—	—	(30,867)	(30,867)
Capital increase (decrease) related to Equity Incentive Plan	—	—	503,251	5	(2,236)	—	(2,231)
Repurchase of Common Stock	—	—	(300,000)	(3)	(2,438)	—	(2,441)
Net loss	—	—	—	—	—	(127,842)	(127,842)
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.40 per share	—	—	—	—	—	(62,298)	(62,298)
Balance at March 31, 2020	6,770,393	$68	153,740,547	$1,537	$2,820,643	$(421,337)	$2,400,911

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows provided by operating activities:
Net income (loss)	$58,335	$(127,842)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium and PIK	(24,671)	(18,270)
Amortization of deferred financing costs	3,196	3,312
Equity-based compensation	4,387	4,263
(Provision for) reversal of loan losses, net	(1,238)	183,465
Foreign currency loss	7,479	42,108
Unrealized gain on derivative instruments	(10,859)	(26,888)
Realized losses and impairments on real estate owned	550	—
Changes in operating assets and liabilities:
Proceeds received from PIK	6,000	—
Other assets	1,238	(6,696)
Accounts payable, accrued expenses and other liabilities	(274)	807
Payable to related party	(233)	(162)
Net cash provided by operating activities	43,910	54,097
Cash flows used in investing activities:
New funding of commercial mortgage loans	(417,161)	(439,936)
Add-on funding of commercial mortgage loans	(77,499)	(99,768)
Add-on funding of subordinate loans and other lending assets	(41,317)	(18,753)
Proceeds received from the repayment and sale of commercial mortgage loans	200,077	221,972
Proceeds received from the repayment of subordinate loans and other lending assets	30,470	842
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	6,301	5,445
Increase in collateral held related to derivative contracts, net	430	7,070
Net cash used in investing activities	(298,699)	(323,128)
Cash flows from financing activities:
Payment of offering costs	(40)	—
Repurchase of common stock	—	(2,441)
Proceeds from secured debt arrangements	322,234	1,357,442
Repayments of secured debt arrangements	(331,613)	(844,051)
Repayments of senior secured term loan principal	(1,250)	(1,250)
Proceeds from issuance of senior secured term loan	297,000	—
Payment of deferred financing costs	(5,369)	(2,722)
Collateral deposited under secured debt arrangements	—	(26,262)
Other financing activities	(4,279)	(6,494)
Dividends on common stock	(49,947)	(71,950)
Dividends on preferred stock	(3,385)	(3,385)
Net cash provided by financing activities	223,351	398,887
Net increase (decrease) in cash and cash equivalents	(31,438)	129,856
Cash and cash equivalents, beginning of period	325,498	452,282
Cash and cash equivalents, end of period	$294,060	$582,138
Supplemental disclosure of cash flow information:
Interest paid	$36,494	$36,979
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$52,615	$65,684
Additions to participations sold	$15,735	$—
Loan proceeds held by servicer	$1,550	$—
Deferred financing costs, not yet paid	$2,596	$5,193
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Risks and Uncertainties
During the first quarter of 2020, there was a global outbreak of a novel coronavirus ("COVID-19"), which was declared by the World Health Organization as a pandemic. In response to COVID-19, the United States and numerous other countries have declared national emergencies, which has led to large scale quarantines as well as restrictions to business deemed non-essential. These responses to COVID-19 have disrupted economic activities and could have a continued significant adverse effect on economic and market conditions. As we are still in the midst of the COVID-19 pandemic we are not in a position to estimate the ultimate impact this will have on our business and the economy as a whole. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of March 31, 2021. The uncertainty surrounding COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. We have loan agreements, debt agreements, and an interest rate cap that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. We have not adopted any of the optional expedients or exceptions through March 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions.
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
The fair value of our real estate owned, held for sale and the related debt is determined by using the market approach, less costs to sell. The market approach utilizes the fair value of similar assets and liabilities in the marketplace as well as an internal analysis as to selling price of specific assets and liabilities, which we deem to be significant unobservable inputs. As such the fair value of real estate owned, held for sale and the related debt falls within Level III of the fair value hierarchy. As of March 31, 2021 there was an increase in our expected costs to sell our real estate owned, held for sale and we performed a non-recurring fair value measurement. Refer to "Note 5 - Real Estate Owned and Related Debt, Held for Sale" for further discussion regarding real estate owned and related debt, held for sale.
The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities recorded at fair value were categorized as of March 31, 2021 and December 31, 2020 ($ in thousands):

	Fair Value as of March 31, 2021				Fair Value as of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:

Foreign currency forward, net	$—	$(20,873)	$—	$(20,873)	$—	$(31,375)	$—	$(31,375)
Interest rate cap asset	—	491	—	491	—	134	—	134
Total financial instruments	$—	$(20,382)	$—	$(20,382)	$—	$(31,241)	$—	$(31,241)
Non-Recurring fair value measurements:
Real estate owned asset, held for sale	$—	$—	$42,355	$42,355	$—	$—	$42,905	$42,905
Debt related to real estate owned, held for sale	—	—	(33,000)	(33,000)	—	—	(33,000)	(33,000)
Net real estate owned, and related debt, held for sale	$—	$—	$9,355	$9,355	$—	$—	$9,905	$9,905

Note 4 – Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at March 31, 2021 and December 31, 2020 ($ in thousands):

Loan Type	March 31, 2021	December 31, 2020
Commercial mortgage loans, net (1)	$5,754,258	$5,451,084
Subordinate loans and other lending assets, net	1,065,816	1,045,893
Carrying value, net	$6,820,074	$6,496,977
  ———————
(1)Includes $140.8 million and $136.1 million in 2021 and 2020, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 95% floating rate loans, based on amortized cost, as of March 31, 2021 and December 31, 2020.
Activity relating to our loan portfolio, for the three months ended March 31, 2021, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific CECL Allowance	Carrying Value, Net(2)
December 31, 2020	$6,728,424	$(18,345)	$(175,000)	$6,535,079
New loan fundings	417,161	—	—	417,161
Add-on loan fundings (3)	133,437	—	—	133,437
Loan repayments and sales	(232,038)	—	—	(232,038)
Gain (loss) on foreign currency translation	(17,175)	125	—	(17,050)
Deferred fees	—	(6,564)	—	(6,564)
PIK interest and amortization of fees	21,339	5,145	—	26,484
March 31, 2021	$7,051,148	$(19,639)	$(175,000)	$6,856,509
General CECL Allowance (4)				(36,435)
Carrying value, net				$6,820,074
———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees and deferred origination expenses.
(2)December 31, 2020 carrying value excludes General CECL Allowance
(3)Represents fundings for loans closed prior to 2021.
(4)$3.8 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	March 31, 2021	December 31, 2020
Number of loans	67	67
Principal balance	$7,051,148	$6,728,424
Carrying value, net	$6,820,074	$6,496,977
Unfunded loan commitments (1)	$1,402,474	$1,399,989
Weighted-average cash coupon (2)	5.6%	5.7%
Weighted-average remaining fully-extended term (3)	2.8 years	2.8 years
Weighted-average expected term (4)	2.1 years	2.1 years
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
(4)Expected term represents our estimated timing of repayments as of March 31, 2021 and December 31, 2020, respectively.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2021		December 31, 2020
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Office	$1,803,214	26.3%	$1,911,145	29.2%
Hotel	1,544,248	22.5	1,576,369	24.1
Residential-for-sale: construction	674,416	9.8	738,035	11.3
Residential-for-sale: inventory	312,063	4.6	244,803	3.7
Urban Retail	787,311	11.5	655,456	10.0
Industrial	414,480	6.0	228,918	3.5
Healthcare	370,717	5.4	369,676	5.7
Urban Predevelopment	52,480	0.8	298,909	4.6
Other	897,580	13.1	511,768	7.9
Total	$6,856,509	100.0%	$6,535,079	100.0%
General CECL Allowance (2)	(36,435)		(38,102)
Carrying value, net	$6,820,074		$6,496,977
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)$3.8 million and $3.4 million of the General CECL Allowance for 2021 and 2020, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2021		December 31, 2020
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
New York City	$2,398,903	35.0%	$2,370,337	36.3%
United Kingdom	1,531,675	22.3	1,263,264	19.3
West	624,435	9.1	749,985	11.5
Southeast	569,104	8.3	581,301	8.9

Midwest	549,469	8.0	552,537	8.5
Northeast	100,813	1.5	103,567	1.6
Other	1,082,110	15.8	914,088	13.9
Total	$6,856,509	100.0%	$6,535,079	100.0%
General CECL Allowance (2)	(36,435)		(38,102)
Carrying value, net	$6,820,074		$6,496,977
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)$3.8 million and $3.4 million of the General CECL Allowance for 2021 and 2020, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

Risk Rating
We assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan to value ("LTV") ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:
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

The following tables allocate the carrying value of our loan portfolio based on our internal risk ratings and date of origination at the dates indicated ($ in thousands):

March 31, 2021
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2021	2020	2019	2018	2017	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.5%	—	—	—	—	—	32,000
3	62	6,420,436	93.6%	410,664	479,012	2,661,177	1,258,870	917,193	693,520
4	—	—	—%	—	—	—	—	—	—
5	4	404,073	5.9%	—	—	—	—	151,796	252,277
Total	67	$6,856,509	100.0%	$410,664	$479,012	$2,661,177	$1,258,870	$1,068,989	$977,797
General CECL Allowance		(36,435)
Total carrying value, net		$6,820,074

Weighted Average Risk Rating			3.1

March 31, 2020
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2020	2019	2018	2017	2016	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	5	130,609	2.0%	—	—	23,990	—	36,287	70,332
3	63	5,822,078	89.7%	423,419	2,609,209	1,490,045	779,882	62,580	456,943

4	—	—	—%	—	—	—	—	—	—
5	7	536,204	8.3%	—	—	31,372	126,013	117,910	260,909
Total	75	$6,488,891	100.0%	$423,419	$2,609,209	$1,545,407	$905,895	$216,777	$788,184
General CECL Allowance		(58,273)
Total carrying value, net		$6,430,618

Weighted Average Risk Rating			3.1

Current Expected Credit Losses ("CECL")
In accordance with ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which we refer to as the "CECL Standard," we record allowances for held-to-maturity debt securities that are deducted from the carrying amount of the assets to preset the net carrying value of the amounts expected to be collected on the assets. We record loan specific allowances as a practical expedient under the CECL Standard ("Specific CECL Allowance"), which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. For the remainder of the portfolio, we record a general allowance ("General CECL Allowance", and together with the Specific CECL Allowance, "CECL Allowances") in accordance with the CECL Standard on a collective basis by assets with similar risk characteristics. We have elected to use the weighted average remaining maturity ("WARM") method in determining a General CECL Allowance for a majority of our portfolio. In the future, we may use other acceptable methods, such as a probability-of-default/loss-given-default method.
Specific CECL Allowance
For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in accordance with the CECL Standard in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a Specific CECL Allowance. The Specific CECL Allowance is determined as the difference between the fair value of the underlying collateral and the carrying value of the loan (prior to the Specific CECL Allowance). When the repayment or satisfaction of a loan is dependent on a sale, rather than operations, of the collateral, the fair value is adjusted for the estimated cost to sell the collateral. The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. The key unobservable inputs used to determine the fair value of the underlying collateral may vary depending on the information available to us and market conditions as of the valuation date.
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
The following table summarizes the loans with Specific CECL Allowances that have been recorded on our portfolio as of March 31, 2021 ($ in thousands):

Type	Property type	Location	Amortized cost(1)	Interest recognition status/ as of date
Mortgage
	Urban Predevelopment(2)	Brooklyn, NY	$151,796	Cost Recovery/ 3/1/2020
	Urban Predevelopment(2)(3)	Miami, FL	118,136	Cost Recovery/ 3/1/2020
	Retail Center(4)(5)	Cincinnati, OH	105,881	Cost Recovery/ 10/1/2019
Mortgage total:			$375,813
Mezzanine
	Hotel(6)	Washington, DC	$28,261	Cost Recovery/ 3/31/2020
Mezzanine total:			$28,261
Grand total:			$404,074

———————
(1)Amortized cost is shown net of $175.0 million of Specific CECL Allowance, of which $125.0 million was recorded during the three months ending March 31, 2020. Additionally during the three months ended March 31, 2020 there was $25.0 million of Specific CECL Allowances taken, all of which were subsequently realized during 2020 due to either payoff or restructuring on the provisioned loans. There was no Specific CECL Allowance recorded during the three months ending March 31, 2021.
(2)The fair value of urban predevelopment collateral was determined by assuming rent per square foot ranging from $45 to $215 and a capitalization rate ranging from 5.0% to 5.5%.
(3)In October 2020, we entered into a joint venture which owns the underlying properties that secure our $180.5 million first mortgage loan. The entity in which we own an interest, and which owns the underlying properties was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE. The related profit and loss from the joint venture was immaterial for the three months ended March 31, 2021.
(4)The fair value of retail collateral was determined by applying a capitalization rate of 8.3%.
(5)The entity in which we own an interest and which owns the underlying property was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE. As of March 31, 2020 we had recorded $67.0 million of Specific CECL Allowance. During the three months ended March 31, 2021 and 2020, $0.3 million and $0.6 million, respectively, of interest paid was applied towards reducing the carrying value of the loan.
(6)The fair value of hotel collateral was determined by applying a discount rate of 8.5% and a capitalization rate of 7.0%. During the three months ended March 31, 2021 and 2020, there was no interest applied towards reducing the carrying value of the loan.

General CECL Allowance
In determining the General CECL Allowance using the WARM method, an annual historical loss rate, adjusted for macroeconomic estimates, is applied to the amortized cost of an asset, or pool of assets, over each subsequent period for the assets' remaining expected life. We considered various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and satisfactions, (iii) expected future funding, (iv) capital subordinate to us when we are the senior lender, (v) capital senior to us when we are the subordinate lender, and (vi) our current and future view of the macroeconomic environment for a reasonable and supportable forecast period. The CECL Standard requires the use of significant judgment to arrive at an estimated credit loss. There is significant uncertainty related to future macroeconomic conditions as the result of COVID-19.

We derived an annual historical loss rate based on a commercial mortgage backed securities ("CMBS") database with historical losses from 1998 through the first quarter of 2021 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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

The following schedule sets out our General CECL Allowance as of March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	December 31, 2020
Commercial mortgage loans, net	$18,210	$17,012
Subordinate loans and other lending assets, net	18,225	21,090
Unfunded commitments(1)	3,794	3,365
Total General CECL Allowance	$40,229	$41,467
 ———————
(1)The General CECL Allowance on unfunded commitments is recorded as a liability on our condensed consolidated balance sheet within accounts payable, accrued expenses and other liabilities
We have made an accounting policy election to exclude $37.6 million accrued interest receivable, included in Other Assets on our condensed consolidated balance sheet, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance as any uncollectible accrued interest receivable is written off in a timely manner. We discontinue accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. The amortized cost basis for loans on cost recovery was $404.1 million and $373.5 million as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, we received $0.3 million and $1.8 million, respectively, in interest that reduced amortized cost under the cost recovery method.
In November 2020, the borrower under a £309.2 million commercial mortgage loan ($422.7 million assuming conversion into U.S. Dollars ("USD")), of which we own £247.5 million ($338.4 million assuming conversion into USD), secured by an urban retail property located in London, United Kingdom, entered into administration triggering an event of default. In accordance with the loan agreement, we are entitled to collect default interest in addition to the contractual interest we had been earning. We evaluated the loan for collectability and determined that, as of March 31, 2021, no Specific CECL Allowance was warranted and have continued to accrue all interest owed to us, including default interest. As of March 31, 2021, the loan had an amortized cost basis of £255.2 million ($351.7 million assuming conversion into USD).
Accrued interest is past due 90 or more days for loans with an amortized cost basis of $774.8 million as of March 31, 2021. As of December 31, 2020, the amortized cost basis for loans with interest between 30 and 59 days past due was $19.0 million and the amortized cost basis for loans with 90 or more days past due was $711.9 million.
The following schedule illustrates the quarterly changes in CECL Allowances for the three months ended March 31, 2021 and 2020, respectively ($ in thousands):

	Specific CECL Allowance	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2020	$175,000	$38,102	$3,365	$41,467	$216,467	0.67%	3.23%
Changes:
Q1 Allowance (Reversals)	—	(1,667)	429	(1,238)	(1,238)
March 31, 2021	$175,000	$36,435	$3,794	$40,229	$215,229	0.62%	3.06%

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2019	$56,981	$—	$—	$—	$56,981	—%	—%
Changes:
January 1, 2020 - Adoption of CECL Standard	—	27,779	3,088	30,867	30,867
Q1 Allowances	150,000	30,494	2,971	33,465	183,465
March 31, 2020	$206,981	$58,273	$6,059	$64,332	$271,313	1.08%	4.05%
———————
(1)As of December 31, 2019, amount represents specific loan loss provisions recorded on assets before the adoption of the CECL Standard. After the adoption of the CECL Standard on January 1, 2020, amounts represent Specific CECL Allowances.

The General CECL Allowance decreased by $1.2 million during the three months ended March 31, 2021. The decrease is primarily related to the seasoning of our loan portfolio and acceleration of expected repayments, which were partially offset by General CECL Allowances associated with new loan originations.
Other Loan and Lending Assets Activity
We recognized payment-in-kind ("PIK") interest of $16.8 million and $12.4 million for the three months ended March 31, 2021 and 2020, respectively.
We did not recognize pre-payment penalties and accelerated fees for the three months ended March 31, 2021. We recognized $0.2 million in pre-payment penalties and accelerated fees for the three months ended March 31, 2020.
Our portfolio includes two other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests of $68.1 million as of March 31, 2021. These interests have a weighted average maturity of 5.6 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. Both interests are accounted for as held-to-maturity and recorded at carrying value on our condensed consolidated balance sheet.
Loan Sales
In the first quarter of 2020, we sold £62.2 million ($81.3 million assuming conversion into USD) in a mezzanine loan and £50.0 million ($65.3 million assuming conversion into USD) unfunded commitment of a senior mortgage secured by a mixed-use property in London, United Kingdom to a fund managed by an affiliate of the Manager, that was originated by us in December 2019. This transaction was evaluated under ASC 860 - "Transfers and Servicing," and we determined that it qualified as a sale and accounted for it as such. We recorded no gain or loss related to this sale.
Note 5 – Real Estate Owned and Related Debt, Held for Sale
In 2017, we originated a subordinate loan junior to a $33.0 million third-party mortgage, secured by a hotel in Anaheim, CA. In December 2020, due to non-performance, we assumed legal title through the execution of a deed-in-lieu. We intend to sell the hotel and, as such, as of the date of the foreclosure, we recorded the hotel property on our condensed consolidated balance sheet at its fair market value. We assumed the obligation of the $33.0 million first mortgage which is classified as debt related to real estate owned, held for sale in our condensed consolidated balance sheet.
As of March 31, 2021 there was an increase in our expected costs to sell the property and we performed a non-recurring fair value measurement. Based upon this measurement, we recorded a $0.6 million impairment during the three months ended March 31, 2021, as realized losses and impairments on real estate owned in our condensed consolidated statement of operations.
The table below details real estate owned and related debt, held for sale, on our condensed consolidated balance sheet ($ in thousands):

	March 31, 2021	December 31, 2020
Real estate owned, held for sale, gross	$42,905	$42,905
Impairment on real estate owned, held for sale	(550)	—
Real Estate owned, held for sale, net of impairment	42,355	42,905
Debt related to real estate owned, held for sale	(33,000)	(33,000)
Real estate owned, net	$9,355	$9,905

Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	March 31, 2021	December 31, 2020
Interest receivable	$37,646	$40,559
Collateral deposited under derivative agreements	27,890	28,320
Loan proceeds held by servicer	1,750	5,649
Other	1,596	112
Total	$68,882	$74,640

Note 7 – Secured Debt Arrangements, Net
At March 31, 2021 and December 31, 2020, our borrowings included the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

	March 31, 2021			December 31, 2020
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan (USD)	$1,115,133	$911,539	June 2024	$1,113,156	$984,125	June 2024
JPMorgan (GBP)	114,487	114,487	June 2024	113,548	113,548	June 2024
JPMorgan (EUR)	70,380	70,380	June 2024	73,296	73,296	June 2024
DB (USD)	700,000	425,803	March 2023	1,000,000	520,457	March 2023
Goldman (USD)	500,000	322,217	November 2023(3)	500,000	332,352	November 2023(3)
CS Facility - USD	230,205	220,193	December 2023(4)(5)	374,251	369,182	December 2023(4)(5)
HSBC Facility - EUR	157,270	157,270	July 2022	163,785	163,785	July 2021
Barclays (USD)	200,000	35,192	March 2024	200,000	35,192	March 2024
Total Secured Credit Facilities	3,087,475	2,257,081		3,538,036	2,591,937
Barclays Private Securitization	1,173,298	1,173,298	December 2023(5)	857,728	857,728	September 2023(5)
Total Secured Debt Arrangements	4,260,773	3,430,379		4,395,764	3,449,665
Less: deferred financing costs	N/A	(11,800)		N/A	(12,993)
Total Secured Debt Arrangements, net(6)(7)(8)	$4,260,773	$3,418,579		$4,395,764	$3,436,672
———————
(1)As of March 31, 2021, British Pound Sterling ("GBP"), Euros ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.38, 1.17, and 0.11, respectively. As of December 31, 2020, GBP and EUR borrowings were converted to USD at a rate of 1.37 and 1.22, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Assumes facility enters the amortization period described below.
(4)Assumes financings are extended in line with the underlying loans.
(5)Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(6)Weighted-average borrowing costs as of March 31, 2021 and 2020 were USD L+2.14% / GBP L+2.03% / EUR L+1.46% / SEK L+1.50% and USD L+2.16% / GBP L+1.83% / EUR L+1.46%, respectively.
(7)Weighted average advance rates based on cost as of March 31, 2021 and 2020 were 64.5% (62.2% (USD) / 69.0% (GBP) / 60.6% (EUR) / 80.8% (SEK)) and 63.7% (62.5% (USD) / 68.7% (GBP) / 60.8% (EUR)).
(8)As of March 31, 2021 and December 31, 2020, approximately 53% and 55% of the outstanding balance under these secured borrowings were recourse to us.
Each of our existing secured debt arrangements include "credit based and other mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit of the underlying collateral value decreases, the amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. Generally, the lender under the applicable secured debt arrangement calls for and/or sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. If it is determined (subject to certain conditions) that the market value of the underlying collateral has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or may make margin calls, which may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our condensed consolidated balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of March 31, 2021 and December 31, 2020, the weighted average haircut under our secured debt arrangements was approximately 35.5% and 36.3%, respectively. In addition, our existing secured debt arrangements are not entirely term-matched financings and may mature before our commercial real estate debt investments that represent underlying collateral to those financings. We are in frequent dialogue with the lenders under our secured debt arrangements regarding our management of their collateral assets and as we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.
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
As of March 31, 2021, we had $1.1 billion (including £83.1 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility
In March 2020, through an indirect wholly-owned subsidiary, we entered into a Third Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch (the "DB Facility"). During the first quarter 2021, we amended the DB Facility to reduce the commitment from $1.0 billion to $700.0 million ($425.8 million drawn at March 31, 2021) for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties, located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. The DB Facility matures in March 2022, and has a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2021, we had $425.8 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
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
As of March 31, 2021, we had $322.2 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
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
As of March 31, 2021, we had $220.2 million of borrowings outstanding under the CS Facility — USD secured by certain of our commercial mortgage loans.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing (the "HSBC Facility — EUR"). The HSBC Facility — EUR was extended during the three months ended March 31, 2021 and matures in July 2022. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2021, we had $157.3 million (€134.1 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one commercial mortgage loan.

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
As of March 31, 2021, we had $35.2 million of borrowings outstanding under the Barclays Facility - USD secured by one commercial mortgage loan.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes (the "Barclays Private Securitization"). The Barclays Private Securitization finances the loans that were previously financed under a Global Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility - GBP/EUR"). In June 2020, we pledged an additional commercial mortgage loan with an outstanding principal balance of £26.0 million and pledged additional collateral of a financed loan of €5.3 million as of June 30, 2020. During the quarter ended March 31, 2021, we pledged two additional commercial mortgage loans with outstanding principal balances of $227.4 million (£165.0 million assuming conversion into USD) and $187.4 million (kr1.6 billion assuming conversion into USD) as of March 31, 2021.
The Barclays Private Securitization eliminates daily margining provisions and grants us significant discretion to modify certain terms of the underlying collateral including waiving certain loan-level covenant breaches and deferring or waiving of debt service payments for up to 18 months. The securitization includes LTV based covenants with significant headroom to previous levels included in the Barclays Facility - GBP/EUR. These deleveraging requirements are based on significant declines in the value of the collateral as determined by an annual third-party (engaged by us) appraisal process tied to the provisions of the underlying loan agreements. We believe this provides us with both cushion and predictability to avoid sudden unexpected outcomes and material repayment requirements. In addition to the pledge of the additional collateral noted above, we paid down the previous financing by €16.5 million (totaling $18.5 million in USD) and agreed to increase the financing spreads by 0.25%.
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of March 31, 2021 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$879,815	July 2024
Total/Weighted-Average SEK	149,883	March 2022
Total/Weighted-Average EUR	143,600	February 2022(2)
Total/Weighted-Average Securitization	$1,173,298	December 2023
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheet ($ in thousands):

	March 31, 2021	December 31, 2020
Assets:
Cash	$2,572	$2,020
Commercial mortgage loans, net(1)	1,712,897	1,290,393
Other Assets	6,837	15,831
Total Assets	$1,722,306	$1,308,244
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $2.3 million and $0.7 million in 2021 and 2020, respectively)	$1,171,036	$857,043
Accounts payable, accrued expenses and other liabilities(2)	2,310	1,307
Total Liabilities	$1,173,346	$858,350
———————
(1)Net of the General CECL Allowance of $7.4 million and $4.4 million as of March 31, 2021 and December 31, 2020, respectively.
(2)Represents General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $1.2 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

Three months ended
March 31, 2021
Net Interest Income:
Interest income from commercial mortgage loans	$16,093
Interest expense	(4,590)
Net interest income	$11,503
General and administrative expense	(1)
Provision for loan losses and impairments	(3,628)
Foreign currency gain	(912)
Net Income	$6,962
As of March 31, 2021, we had $1.2 billion (£638.3 million, €122.4 million, and kr1.3 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
At March 31, 2021, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$96,740	$381,359	$618,307	$—	$1,096,406
DB Facility	—	425,803	—	—	425,803
Goldman Facility	322,217	—	—	—	322,217
CS Facility - USD	42,205	40,500	137,488	—	220,193
HSBC Facility - EUR	—	157,270	—	—	157,270
Barclays Facility - USD	—	35,192	—	—	35,192
Barclays Private Securitization	293,483	549,109	330,706	—	1,173,298
Total	$754,645	$1,589,233	$1,086,501	$—	$3,430,379
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at March 31, 2021, as well as the maximum and average month-end balances for the three months ended March 31, 2021 for our borrowings under secured debt arrangements ($ in thousands).

	As of March 31, 2021		For the three months ended March 31, 2021
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,096,406	$1,855,536	$1,172,308	$1,146,506
DB Facility	425,803	658,672	520,217	488,746
Goldman Facility	322,217	501,146	331,154	327,536
CS Facility - USD	220,193	331,053	369,182	318,853
HSBC Facility - EUR	157,270	207,182	162,715	160,628
Barclays Facility - USD	35,192	50,057	35,193	35,193
Barclays Private Securitization	1,173,298	1,715,975	1,173,298	1,023,076
Total	$3,430,379	$5,319,621
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
We were in compliance with the covenants under each of our secured debt arrangements at March 31, 2021 and December 31, 2020.
Note 8 – Senior Secured Term Loans, Net
In May 2019, we entered into a $500.0 million senior secured term loan (the "2026 Term Loan"), which matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The 2026 Term Loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%.
In March 2021, we entered into an additional $300.0 million in senior secured term loan with substantially the same terms as the 2026 Term Loan (the "2028 Term Loan" and, together with the 2026 Term Loan, the "Term Loans"), which matures in March 2028 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The 2028 Term Loan bears interest at LIBOR (with a floor of 0.50%) plus 3.50% and was issued at a price of 99.0%.
During each of the three months ended March 31, 2021 and 2020, we repaid $1.3 million of principal related to the 2026 Term Loan.
The following table summarizes the terms of our Term Loans as of March 31, 2021 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount	Deferred Financing Costs	Carrying Value	Spread	Maturity Date
2026 Term Loan	$491,250	$(1,816)	$(6,703)	$482,731	2.75%	5/15/2026
2028 Term Loan	300,000	(2,964)	(3,793)	293,243	3.50%	3/11/2028
Total	$791,250	$(4,780)	$(10,496)	$775,974

The following table summarizes the terms of our Term Loans as of December 31, 2020 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount	Deferred Financing Costs	Carrying Value	Spread	Maturity Date
2026 Term Loan	$492,500	$(1,905)	$(7,130)	$483,465	2.75%	5/15/2026

Covenants
The Term Loans include the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
We were in compliance with the covenants under the Term Loans at March 31, 2021 and December 31, 2020.
Interest Rate Swap
In connection with the 2026 Term Loan, we previously entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the senior secured term loan at 4.87%. During the year ended December 31, 2020 we terminated the interest rate swap and recognized a realized loss of $53.9 million.
Interest Rate Cap
During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our 2026 Term Loan to 3.50%. In connection with the interest rate cap, we incurred up-front fees of $1.1 million for the year ended December 31, 2020, which we recorded as a deferred financing cost on our condensed consolidated balance sheet and interest expense will be recognized over the duration of the interest rate cap in our condensed consolidated statement of operations.
Note 9 – Convertible Senior Notes, Net
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At March 31, 2021, the 2022 Notes had a carrying value of $341.0 million and an unamortized discount of $4.0 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At March 31, 2021, the 2023 Notes had a carrying value of $225.7 million and an unamortized discount of $4.3 million.
The following table summarizes the terms of the Notes as of March 31, 2021 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	1.40
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	2.54
Total	$575,000
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

We may not redeem the Notes prior to maturity except in limited circumstances. The closing price of our common stock on March 31, 2021 of $13.97 was less than the per share conversion price of the Notes.
In accordance with ASC 470 "Debt," the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Notes as of their issuance date based on effective interest rates. As a result, we attributed approximately $15.4 million of the proceeds to the equity component of the Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Notes at the date of issuance. The equity component of the Notes has been reflected within additional paid-in capital in our condensed consolidated balance sheet as of March 31, 2021. The resulting debt discount is being amortized over the period during which the Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Notes will increase in subsequent reporting periods through the maturity date as the Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $7.2 million for the three months ended March 31, 2021 and 2020, respectively. With respect to the amortization of the discount on the liability component of the Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $1.5 million for the three months ended March 31, 2021 and 2020, respectively.
Note 10 – Derivatives
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD.
We have entered into a series of forward contracts to sell an amount of foreign currency (GBP, EUR and SEK) for an agreed upon amount of USD at various dates through May 2026. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.
The following table summarizes our non-designated foreign exchange ("Fx") forwards and our interest rate cap as of March 31, 2021:

	March 31, 2021
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	107	500,901	GBP	April 2021 - February 2026	2.12
Fx contracts - EUR	66	237,519	EUR	May 2021 - August 2024	2.37
Fx contracts - SEK	20	604,372	SEK	August 2021 - May 2026	4.07
Interest rate cap	1	500,000	USD	June 2023	2.21

The following table summarizes our non-designated Fx forwards and our interest rate cap as of December 31, 2020:

	December 31, 2020
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	93	428,493	GBP	January 2021 - December 2024	2.04
Fx contracts - EUR	69	239,466	EUR	February 2021 - August 2024	2.61
Fx contracts - SEK	N/A	N/A	N/A	N/A	N/A
Interest rate cap	1	500,000	USD	June 2023	2.49
We have not designated any of our derivative instruments as hedges as defined in ASC 815 - "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our derivatives for the three months ended March 31, 2021, and 2020 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2021	2020
Forward currency contracts	Unrealized gain on derivative instruments	$10,502	$62,436
Forward currency contracts	Realized gain (loss) on derivative instruments	(702)	8,055
Total		$9,800	$70,491
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
In June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under our senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. Unrealized gains or losses related to the interest rate swap and cap were recorded net under gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations.

		Amount of gain (loss) recognized in income
		Three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2021	2020
Interest rate cap(1)	Unrealized gain on interest rate cap	$357	$—
Interest rate swap(2)	Unrealized loss on interest rate swap	—	(35,548)
Total		$357	$(35,548)
———————
(1)With a notional amount of $500.0 million and $0, and at March 31, 2021 and 2020, respectively.
(2)With a notional amount of $0 and $500.0 million at March 31, 2021 and 2020, respectively.

The following tables summarize the gross asset and liability amounts related to our derivatives at March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021			December 31, 2020
	Gross Amount of Recognized Liability	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Liability Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in our Condensed Consolidated Balance Sheet
Forward currency contracts	$25,994	$(5,121)	$20,873	$32,172	$(797)	$31,375
Interest rate cap	—	(491)	(491)	—	(134)	(134)
Total derivative liabilities	$25,994	$(5,612)	$20,382	$32,172	$(931)	$31,241

Note 11 – Participations Sold
Participations sold represents the subordinate interests in loans we originated and subsequently partially sold. We account for participations sold as secured borrowings on our condensed consolidated balance sheet with both assets and non-recourse liabilities because the participations do not qualify as a sale under ASC 860 - "Transfers and Servicing." The income earned on the participations sold is recorded as interest income and an identical amount is recorded as interest expense on our condensed consolidated statements of operations.
In October 2020, we sold a $25.0 million interest, at par, in a mezzanine loan collateralized by a ground-up condominium development in New York City that we originated in December 2017. The participation interest sold is subordinate to our remaining $88.5 million mezzanine loan and is accounted for as a secured borrowing on our condensed consolidated balance sheet. The participation sold accrues payment-in-kind interest.
In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD) interest, at par, in a first mortgage loan collateralized by an office building located in London, United Kingdom that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD). The participation interest sold is subordinate to our remaining £70.5 million ($97.1 million assuming conversion into USD) first mortgage loan and is accounted for as a secured borrowing on our condensed consolidated balance sheet.
The table below details participations sold included in our condensed consolidated balance sheet ($ in thousands):

	March 31, 2021	December 31, 2020
Participation sold on Commercial mortgage loans	$23,974	$9,217
Participation sold on Subordinate loans and other lending assets (1)	26,735	25,757
Total Participations sold	$50,709	$34,974
———————
(1)Includes $1.0 million and $0.8 million of PIK interest in 2021 and 2020, respectively.
Note 12 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	March 31, 2021	December 31, 2020
Accrued dividends payable	$52,615	$52,768
Accrued interest payable	13,503	13,979
Accounts payable and other liabilities	4,987	4,775
General CECL Allowance on unfunded commitments(1)	3,794	3,365
Total	$74,899	$74,887
  ———————
(1)Refer to Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net for additional disclosure related to the General CECL Allowance on unfunded commitments for the three months ended March 31, 2021 and 2020, respectively.

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
We incurred approximately $9.4 million and $10.3 million in base management fees under the Management Agreement for the three months ended March 31, 2021 and 2020, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three months ended March 31, 2021 and 2020, we paid expenses totaling $0.6 million and $0.7 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on our condensed consolidated balance sheet at March 31, 2021 and December 31, 2020 are approximately $9.4 million and $9.6 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
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
Term Loan
In March 2021, Apollo Global Funding, LLC, an affiliate of the Manager, served as one of the eight arrangers for the issuance of our 2028 Term Loan and received $0.2 million of arrangement fees. In addition, funds managed by an affiliate of the Manager invested in $30.0 million of the 2028 Term Loan.

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
We recognized stock-based compensation expense of $4.4 million and $4.3 million during the three months ended March 31, 2021 and 2020, respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the three months ended March 31, 2021:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2020	82,235	2,455,853
Granted	—	—
Vested	—	—	N/A
Forfeiture	—	(35,016)	N/A
Outstanding at March 31, 2021	82,235	2,420,837

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2021:

Vesting Year	Restricted Stock	RSU	Total Awards
2021	82,235	1,140,572	1,222,807
2022	—	824,066	824,066
2023	—	456,199	456,199
Total	82,235	2,420,837	2,503,072

At March 31, 2021, we had unrecognized compensation expense of approximately $29.8 million related to the vesting of RSUs noted in the table above. There is no unrecognized compensation expense related to the vesting of restricted stock awards noted in the table above.
RSU Deliveries
During the three months ended March 31, 2021 and 2020, we delivered 553,008 and 503,251 shares of common stock for 953,397 and 868,157 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $4.4 million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.
Note 15 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2021, 139,848,875 shares of common stock were issued and outstanding, and 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") were issued and outstanding.
Dividends. The following table details our dividend activity:

	Three months ended
Dividends declared per share of:	March 31, 2021	March 31, 2020
Common Stock	$0.35	$0.40
Series B Preferred Stock	0.50	0.50
Common Stock Repurchases. As of March 31, 2021 there was $172.2 million remaining authorized under our stock repurchase program. The following table details our common stock repurchase activity during the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31, 2021	March 31, 2020
Shares Repurchased	—	300,000
Weighted Average Price	—	$8.11
Note 16 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced an action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court (the "Apollo Action"). The complaint names as defendants (i) a wholly owned subsidiary of the Company ("Subsidiary"), (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs alleged that the defendants tortiously interfered with the contractual equity put right in the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs alleged the loss of a $70.0 million investment as part of total damages of $700.0 million, which included punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs filed a timely notice of appeal on December 6, 2019 and the parties fully briefed the appeal.
In April 2021, Plaintiffs filed a motion for leave to amend the complaint in a separate action, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) in New York Supreme Court (the "April 2021 Action"). The April 2021 Action concerns the same condominium development project as the Apollo Action, and Plaintiffs now seek to name Apollo Global Management, Inc., the Company, and certain funds managed by Apollo as defendants. Plaintiffs then requested to withdraw the pending appeal in the Apollo Action and Apollo has consented, although the Court has not yet marked the appeal off the calendar. We believe the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Loan Commitments. As described in "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" at March 31, 2021, we had $1.4 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 4.0 years weighted average tenor of these loans.
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

As of March 31, 2021, we have not recorded any contingencies on our condensed consolidated balance sheet related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to “Note 2 - Summary of Significant Accounting Policies” for further discussion regarding COVID-19.
Note 17 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheet at March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$294,060	$294,060	$325,498	$325,498
Commercial mortgage loans, net	5,754,258	5,679,416	5,451,084	5,361,948
Subordinate loans and other lending assets, net(1)	1,065,816	1,058,560	1,045,893	1,027,582
Secured debt arrangements, net	(3,418,579)	(3,418,579)	(3,436,672)	(3,436,672)
Senior secured term loan, net	(775,974)	(781,767)	(483,465)	(475,263)
2022 Notes	(341,035)	(342,764)	(340,361)	(327,381)
2023 Notes	(225,676)	(226,870)	(225,293)	(214,875)
Participations sold	(50,709)	(50,646)	(34,974)	(34,919)
Debt related to real estate owned, held for sale	(33,000)	(33,000)	(33,000)	(33,000)
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
Note 18 – Net Income (Loss) per Share
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
The table below presents the computation of basic and diluted net income per share of common stock for the three months ended March 31, 2021 and 2020 ($ in thousands except per share data):

For the three months ended March 31,
	2021	2020
Basic Earnings

Net income (loss)	$58,335	$(127,842)
Less: Preferred dividends	(3,385)	(3,385)
Net income available to common stockholders	$54,950	$(131,227)
Less: Dividends on participating securities	(847)	(802)
Basic Earnings	$54,103	$(132,029)

Diluted Earnings
Basic Earnings	$54,103	$(132,029)
Add: Dividends on participating securities	847	—
Add: Interest expense on Notes	8,245	—
Diluted Earnings	$63,195	$(132,029)

Number of Shares:
Basic weighted-average shares of common stock outstanding	139,805,863	153,948,191
Diluted weighted-average shares of common stock outstanding	170,792,684	153,948,191

Earnings Per Share Attributable to Common Stockholders
Basic	$0.39	$(0.86)
Diluted	$0.37	$(0.86)
The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three months ended March 31, 2021, 28,533,271 weighted-average potentially issuable shares with respect to the Notes were included in the dilutive earnings per share denominator. For the three months ended March 31, 2020, all of the potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive. Refer to "Note 9 - Convertible Senior Notes, Net" for further discussion.
For the three months ended March 31, 2021, 2,005,291 weighted-average unvested RSUs were included in the dilutive earnings per share denominator. For the three months ended March 31, 2020, all of the unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Note 19 – Subsequent Events
Subsequent to the quarter ended March 31, 2021, the following events took place:
Investment activity: We funded approximately $29.6 million for previously closed loans.
Loan Repayments: We received approximately $8.9 million from loan repayments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: the macro- and micro-economic impact of the COVID-19 pandemic; the severity and duration of the COVID-19 pandemic; actions taken by governmental authorities to contain the COVID-19 pandemic or treat its impact; the efficacy of the vaccines or other remedies and the speed of their distribution and administration; the impact of the COVID-19 pandemic on our financial condition, results of operations, liquidity and capital resources; market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a REIT for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.
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
Current Market Conditions

During the first quarter of 2020, there was a global outbreak of COVID-19, which was declared by the World Health Organization as a pandemic. In response to COVID-19, the United States and numerous other countries declared national emergencies, which has led to large scale quarantines as well as restrictions to business deemed non-essential. These responses to COVID-19 have disrupted economic activities and could have a significant continued adverse effect on economic and market conditions, and could result in a recession. As we are still in the midst of the COVID-19 pandemic we are not in a position to estimate the ultimate impact this will have on our business and the economy as a whole. The effects of COVID-19 have adversely impacted the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully. Some of the factors that impacted us to date and may continue to affect us are outlined in "Item 1A. Risk Factors" of our Annual Report on Form 10-K. Please see "Liquidity and Capital Resources" below for additional discussion surrounding the ongoing impact we expect COVID-19 will have on our liquidity and capital resources.
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
Loan Portfolio Overview
The following table sets forth certain information regarding our commercial real estate debt portfolio as of March 31, 2021 ($ in thousands):

Description	Amortized Cost	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$5,754,258	4.6%	5.0%	$3,430,379	2.1%	$2,323,879
Subordinate loans and other lending assets, net	1,065,816	10.9%	12.1%	—	—	1,065,816
Total/Weighted-Average	$6,820,074	5.6%	6.2%	$3,430,379	2.1%	$3,389,695
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of March 31, 2021 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $11.8 million.
(4)    Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of March 31, 2021 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
1	Urban Retail	3	12/2019	$352	$—		12/2023	London, UK
2	Urban Retail	3	08/2019	317	—		09/2024	Manhattan, NY
3	Hotel	3	10/2019	267	46		08/2024	Various
4	Office	3	02/2020	231	—		02/2025	London, UK
5	Healthcare	3	10/2019	228	31		10/2024	Various
6	Caravan Parks	3	02/2021	225	—		02/2028	Various, UK
7	Office	3	06/2019	207	26		11/2026	Berlin, Germany
8	Office	3	10/2018	198	2		01/2022	Manhattan, NY
9	Office	3	01/2020	198	90		02/2025	Long Island City, NY
10	Industrial	3	01/2019	197	7		02/2024	Brooklyn, NY
11	Office	3	09/2019	192	—		09/2023	London, UK
12	Industrial	3	03/2021	185	111		05/2026	Various
13	Hotel	3	04/2018	152	—		04/2023	Honolulu, HI

14	Multifamily Development(1)	5	03/2017	152	—		12/2021	Brooklyn, NY
15	Hotel	3	09/2015	145	—		06/2024	Manhattan, NY
16	Office	3	10/2018	145	42	Y	10/2023	Manhattan, NY
17	Office	3	11/2017	144	—		01/2023	Chicago, IL
18	Hotel	3	08/2019	140	—		08/2024	Puglia, Italy
19	Office(2)	3	12/2017	121	—		07/2022	London, UK
20	Urban Retail(1)	5	01/2016	118	—		09/2021	Miami, FL
21	Office	3	04/2019	117	42	Y	09/2025	Culver City, CA
22	Hotel	3	05/2018	115	—		06/2023	Miami, FL
23	Retail center(1)	5	11/2014	106	—		09/2021	Cincinnati, OH
24	Hotel	3	03/2017	105	—		03/2022	Atlanta, GA
25	Hotel	3	11/2018	100	—		12/2023	Vail, CO
26	Residential-for-sale: inventory	3	12/2019	97	3		01/2023	Boston, MA
27	Office	3	03/2018	92	—		04/2023	Chicago, IL
28	Hotel	3	12/2017	82	—		12/2023	Manhattan, NY
29	Mixed Use	3	12/2019	80	1		12/2024	London, UK
30	Residential-for-sale: construction	3	12/2018	79	23	Y	01/2024	Hallandale Beach, FL
31	Residential-for-sale: construction	3	12/2018	71	107	Y	12/2023	Manhattan, NY
32	Residential-for-sale: inventory	3	01/2018	68	6		01/2023	Manhattan, NY
33	Hotel	3	08/2019	67	—		09/2022	Manhattan, NY
34	Residential-for-sale: construction	3	10/2015	66	—	Y	08/2021	Manhattan, NY
35	Hotel	3	04/2018	64	—		05/2023	Scottsdale, AZ
36	Multifamily	3	04/2014	63	—		07/2023	Various
37	Hotel	3	09/2019	61	—		10/2024	Miami, FL
38	Hotel	3	12/2019	60	—		01/2025	Tucson, AZ
39	Multifamily	3	11/2014	54	—		11/2021	Various
40	Urban Predevelopment	3	12/2016	52	—		06/2022	Los Angeles, CA
41	Hotel	3	05/2019	52	—		06/2024	Chicago, IL
42	Multifamily	3	02/2020	50	1		03/2024	Cleveland, OH
43	Hotel	3	12/2015	42	—		08/2024	St. Thomas, USVI
44	Office	3	12/2019	37	2		12/2022	Edinburgh, Scotland
45	Mixed Use	3	12/2019	25	829	Y	06/2025	London, UK
46	Hotel	3	02/2018	22	5		11/2024	Pittsburgh, PA
47	Residential-for-sale: inventory	3	05/2018	18	—		05/2021	Manhattan, NY
48	Residential-for-sale: inventory	3	06/2018	13	—		07/2021	Manhattan, NY
	General CECL Allowance			(18)
	Sub total / Weighted-Average Commercial Mortgage Loans	3.1		$5,754	$1,374		2.9 Years

Subordinate Loan and Other Lending Assets Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	Fully-extended Maturity	Location
1	Residential-for-sale: construction(3)	3	06/2015	$226	—	Y	06/2021	Manhattan, NY
2	Residential-for-sale: construction(3)	3	11/2017	153	—	Y	06/2021	Manhattan, NY
3	Residential-for-sale: inventory(4)	3	12/2017	115	7		06/2022	Manhattan, NY
4	Office	3	01/2019	100	—		12/2025	Manhattan, NY
5	Residential-for-sale: construction	3	12/2017	79	4	Y	04/2023	Los Angeles, CA
6	Healthcare(5)	3	01/2019	75	—		01/2024	Various
7	Healthcare(6)	3	07/2019	51	—		06/2024	Various
8	Mixed Use	3	01/2017	42	—		02/2027	Cleveland, OH
9	Mixed Use	3	02/2019	40	—	Y	12/2022	London, UK
10	Mixed Use	3	12/2018	34	17	Y	12/2023	Brooklyn, NY
11	Industrial	2	05/2013	32	—		05/2023	Various

12	Hotel(1)	5	06/2015	28	—	12/2022	Washington, DC
13	Hotel	3	06/2015	24	—	07/2025	Phoenix, AZ
14	Hotel	3	06/2018	20	—	06/2023	Las Vegas, NV
15	Multifamily	3	05/2018	19	—	05/2028	Cleveland, OH
16	Healthcare(5)(6)	3	02/2019	17	—	01/2034	Various
17	Office	3	07/2013	14	—	07/2022	Manhattan, NY
18	Office	3	08/2017	8	—	09/2024	Troy, MI
19	Mixed Use	3	07/2012	7	—	08/2022	Chapel Hill, NC
	General CECL Allowance			(18)
	Sub total / Weighted-Average Subordinate Loans and Other Lending Assets	3.0		$1,066	$28	2.1 Years

	Total / Weighted-Average Loan Portfolio	3.1		$6,820	$1,402	2.8 Years
———————
(1)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(2)Includes $24.0 million of a subordinate participation sold accounted for as secured borrowing.
(3)Both loans are secured by the same property.
(4)Includes $26.7 million of a subordinate participation sold accounted for as secured borrowing.
(5)Loan and Single Asset, Single Borrower CMBS are secured by the same properties.
(6)Single Asset, Single Borrower CMBS.

Our average asset and debt balances for the three months ended March 31, 2021 were ($ in thousands):

	Average month-end balances for the three months ended March 31, 2021
Description	Assets	Related debt
Commercial mortgage loans, net	$5,815,991	$3,500,539
Subordinate loans and other lending assets, net	1,083,394	—
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
Investment Activity
During the three months ended March 31, 2021, we committed $527.7 million of capital to loans ($417.2 million was funded at closing). In addition, during the three months ended March 31, 2021, we received $232.0 million in repayments and funded $133.4 million for loans closed prior to 2021.
Net Income (Loss) Available to Common Stockholders
For the three months ended March 31, 2021 and 2020, our net income (loss) available to common stockholders was $55.0 million, or $0.37 per diluted share of common stock, and $(131.2) million, or $(0.86) per diluted share of common stock, respectively.
Operating Results
In connection with our adoption of the amendment to Item 303 of Regulation S-K, we are changing our basis of comparison to compare the current period to the previous period rather than the same period in the previous year. As this is the first filing in which this change is made, we are providing both comparisons. The reason for this change is because we believe comparing the most recent period allows us to provide a more meaningful discussion to changes in operating results given our business and target assets.
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to both the same period in the previous year and the most recently reported period ($ in thousands):

	Three months ended		Q1'21 vs. Q4'20	Three months ended		Q1'21 vs. Q1'20
	March 31, 2021	December 31, 2020		March 31, 2021	March 31, 2020
Net interest income:
Interest income from commercial mortgage loans	$75,356	$77,116	$(1,760)	$75,356	$81,855	$(6,499)
Interest income from subordinate loans and other lending assets	31,459	22,944	8,515	31,459	34,018	(2,559)
Interest expense	(35,664)	(35,364)	(300)	(35,664)	(41,205)	5,541
Net interest income	71,151	64,696	6,455	71,151	74,668	(3,517)
Operating expenses:
General and administrative expenses	(6,940)	(7,269)	329	(6,940)	(6,531)	(409)
Management fees to related party	(9,364)	(9,598)	234	(9,364)	(10,268)	904
Total operating expenses	(16,304)	(16,867)	563	(16,304)	(16,799)	495
Other income	92	125	(33)	92	760	(668)
Realized loss on investments	—	(30,190)	30,190	—	—	—
Realized losses and impairments on real estate owned	(550)	—	(550)	(550)	—	(550)
Reversal of (provision for) loan losses - Specific CECL Allowance, net	—	24,950	(24,950)	—	(150,000)	150,000
Reversal of (provision for) loan losses - General CECL Allowance, net	1,238	1,404	(166)	1,238	(33,465)	34,703
Gain (loss) on foreign currency forward contracts	9,800	(42,702)	52,502	9,800	70,491	(60,691)
Foreign currency translation (gain) loss	(7,449)	35,304	(42,753)	(7,449)	(37,949)	30,500
Gain (loss) on interest rate hedging instruments	357	(40)	397	357	(35,548)	35,905
Net income (loss)	$58,335	$36,680	$21,655	$58,335	$(127,842)	$186,177

Net Interest Income
Net interest income increased by $6.5 million during the three months ended March 31, 2021 compared to the three months ended December 31, 2020. This increase was primarily due to interest income on $417.2 million in originations and $133.4 million of add on fundings during the three months ended March 31, 2021 and was partially offset by $174.8 million of full repayments and $57.2 million of partial repayments during the three months ended March 31, 2021 and a $0.3 million increase in interest expense as a result of a $36.5 million increase in our average debt balance during the three months ended March 31, 2021.
We recognized PIK interest of $16.8 million, and $10.3 million for the three months ended March 31, 2021 and December 31, 2020, respectively.
We did not recognize any pre-payment penalties and accelerated fees for the three months ended March 31, 2021 and December 31, 2020.
Net interest income decreased $3.5 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily due to (i) three loans being placed on non-accrual at the end of the first quarter in 2020 and (ii) 1.29% decrease in the average one-month LIBOR for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was partially offset by a $121.3 million decrease in outstanding secured debt arrangements as of March 31, 2021 compared to March 31, 2020.
We recognized PIK interest of $16.8 million and $12.4 million for the three months ended March 31, 2021 and 2020, respectively.

We did not recognize pre-payment penalties and accelerated fees for the three months ended March 31, 2021. We recognized $0.2 million in pre-payment penalties and accelerated fees for the three months ended March 31, 2020.
Operating Expenses
General and administrative expenses
General and administrative expenses decreased by $0.3 million for the three months ended March 31, 2021 compared to the three months ended December 31, 2020. The decrease was primarily driven by a $0.6 million decrease in general and administrative expenses offset by a $0.3 million increase in non-cash restricted stock and RSU amortization related to shares of stock awarded under the LTIPs.
General and administrative expenses increased by $0.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by a $0.3 million increase in general and administrative expenses and a $0.1 million increase in non-cash restricted stock and RSU amortization related to shares of stock awarded under the LTIPs.
Management fees to related party
Management fee expense decreased by $0.2 million during the three months ended March 31, 2021 as compared to the three months ended December 31, 2020. The decrease is primarily attributable to the time weighted impact of a decrease in our stockholders’ equity (as defined in the Management Agreement) as a result of our common stock repurchase of 3,998,037 shares during the fourth quarter of 2020.
Management fee expense decreased by $0.9 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is primarily attributable to a decrease in our stockholders’ equity (as defined in the Management Agreement) as a result of our common stock repurchase of 14,532,632 shares between April 2020 and December 2020.
Realized loss on investment
The loss for the three months ended December 31, 2020 is attributable to a $15.0 million realized loss in connection with a troubled debt restructuring, $11.0 million realized loss related to a loan recapitalization, $2.7 million realized loss as a result of a loan sale and $2.4 million realized loss from a foreclosure. There was no realized loss on investment during the three months ended March 31, 2021 and 2020.
Impairment and realized losses on real estate owned
During the first quarter of 2021, the real estate owned asset was reviewed for possible impairment due to a change in expected time to sell the asset. A $0.6 million impairment was recorded during the three months ended March 31, 2021. Refer to "Note 5 - Real Estate Owned and Related Debt, Held for Sale" for more information related to our impairment and realized losses on real estate owned. There was no impairment or realized loss on real estate owned during the three months ended December 31, 2020 and there was no real estate owned on our condensed consolidated balance sheet as of March 31, 2020.
Reversal of (provision for) loan losses - General CECL Allowance, net
During the three months ended March 31, 2021, our General CECL Allowance decreased by $1.2 million. The decrease is primarily related to the seasoning of our loan portfolio and acceleration of expected repayments, which were partially offset by new loan originations.
Our General CECL Allowance decreased $34.7 million for three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was largely due to improvement of economic conditions and seasoning of our loan portfolio.
Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Reversal of (provision for) loan losses - Specific CECL Allowance, net
During the three months ended December 31, 2020, we reversed $25.0 million of previously recorded Specific CECL Allowances and impairments by realizing those losses, which included $20.6 million on two mortgage loans, $1.4 million on one subordinate loan, and $3.0 million on an equity position held in other assets in our condensed consolidated balance sheet. Please see above for additional information related to realized loss on investments.

During the three months ended March 31, 2020, we recorded impairments on five new loans and increased the Specific CECL Allowance on two loans that previously had loan loss provisions, primarily due to the impact from COVID-19.
There were no changes to the Specific CECL Allowance during the three months ended March 31, 2021. Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance.
Foreign currency gain (loss) and gain (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020 was $2.4 million, $(7.4) million and $32.5 million, respectively.
Gain (loss) on interest rate hedges
In the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our 2026 Term Loan to 3.50%. During the three months ended March 31, 2021 and December 31, 2020, the interest rate cap had an unrealized gain (loss) of $0.4 million and $(40.0) thousand, respectively.
We previously used an interest rate swap to manage exposure to variable cash flows on portions of our borrowings under our 2026 Term Loan. The interest rate swap agreement allowed us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow. During the three months ended March 31, 2020 we had an unrealized loss on the interest rate swap of $35.5 million. During the second quarter of 2020, we terminated this interest rate swap.
Dividends
The following table details our dividend activity:

	Three months ended
Dividends declared per share of:	March 31, 2021	March 31, 2020
Common Stock	$0.35	$0.40
Series B Preferred Stock	0.50	0.50
Subsequent Events
Refer to "Note 19 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2021.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. As of March 31, 2021, we had $1.4 billion of corporate debt and $3.4 billion of asset specific financings. We have no corporate debt maturities until August 2022. As of March 31, 2021, we had $294 million of cash on hand and $62.4 million of approved and undrawn capacity from our secured debt arrangements. In addition, we have a significant amount of unencumbered loan assets. In light of COVID-19 and its severe impact on the economy we have taken steps to increase our cash balances in order to maintain an adequate level of liquidity to meet future outflows. As the duration and severity of the COVID-19 pandemic, as well as the efficacy of the vaccines or other remedies and the speed of their distribution and administration, remain unknown, so does the impact it will have on our borrowers, lenders, and the economy as a whole. We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. At this time we believe we have the ability to generate and obtain adequate amounts of cash to meet financial obligations. See "Contractual Obligations and Commitments" below for further detail.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2021	December 31, 2020
Debt to Equity Ratio (1)	1.9	1.8
———————

(1)Represents total debt less cash and loan proceeds held by servicer (recorded with Other Assets, see "Note 6 - Other Assets" for more information) to total stockholders' equity.
Our primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See "Results of Operations – Loan Portfolio Overview" above for a summary of interest rates related to our investment portfolio as of March 31, 2021.
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
As of March 31, 2021, we had $1.1 billion (including £83.1 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility
In March 2020, through an indirect wholly-owned subsidiary, we entered into a Third Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch (the "DB Facility"). During the first quarter 2021, we amended the DB Facility to reduce the commitment from $1.0 billion to $700.0 million ($425.8 million drawn at March 31, 2021) for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties, located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. The DB Facility matures in March 2022, and has a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2021, we had $425.8 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
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
As of March 31, 2021, we had $322.2 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
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
As of March 31, 2021, we had $220.2 million of borrowings outstanding under the CS Facility — USD secured by certain of our commercial mortgage loans.
HSBC Facility - EUR

In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The HSBC Facility — EUR was extended during the three months ended March 31, 2021 and matures in July 2022. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2021, we had $157.3 million (€134.1 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility — EUR secured by one commercial mortgage loan.
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
As of March 31, 2021, we had $35.2 million of borrowings outstanding under the Barclays Facility — USD secured by one commercial mortgage loan.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes. The Barclays Private Securitization finances the loans that were previously financed under the Barclays Facility - GBP/EUR. In June 2020, we pledged an additional commercial mortgage loan with an outstanding principal balance of £26.0 million and pledged additional collateral of a financed loan of €5.3 million as of June 30, 2020. During the quarter ended March 31, 2021, we pledged two additional commercial mortgage loans with outstanding principal balances of $227.4 million (£165.0 million assuming conversion into USD) and $187.4 million (kr1.6 billion assuming conversion into USD) as of March 31, 2021.
The Barclays Private Securitization eliminates daily margining provisions and grants us significant discretion to modify certain terms of the underlying collateral including waiving certain loan-level covenant breaches and deferring or waiving of debt service payments for up to 18 months. The securitization includes LTV based covenants with significant headroom to previous levels included in the Barclays Facility - GBP/EUR. These deleveraging requirements are based on significant declines in the value of the collateral as determined by an annual third-party (engaged by us) appraisal process tied to the provisions of the underlying loan agreements. We believe this provides us with both cushion and predictability to avoid sudden unexpected outcomes and material repayment requirements. In addition to the pledge of the additional collateral noted above, we paid down the previous financing by €16.5 million (totaling $18.5 million in USD) and agreed to increase the financing spreads by 0.25%.
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of March 31, 2021 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$879,815	July 2024
Total/Weighted-Average SEK	149,883	March 2022
Total/Weighted-Average EUR	143,600	February 2022(2)
Total/Weighted-Average Securitization	$1,173,298	December 2023
———————
(1)Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(2)The EUR portion of the Barclays Private Securitization has an "evergreen" feature such that the facility continues for one year and can be terminated by either party on certain dates with, depending on the date of notice, a minimum of nine to twelve months' notice.

As of March 31, 2021, we had $1.2 billion (£638.3 million, €122.4 million, and kr1.3 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

We were in compliance with the covenants under each of our secured debt arrangements at March 31, 2021 and December 31, 2020.
Senior Secured Term Loan
In May 2019, we entered into the $500.0 million 2026 Term Loan. During the three months ended March 31, 2021, we repaid $1.3 million of principal related to the 2026 Term Loan. The 2026 Term Loan bears interest at LIBOR plus 2.75%, was issued at a price of 99.5%, and matures in May 2026.
In March 2021, we entered into the $300.0 million 2028 Term Loan. The 2028 Term Loan bears interest at LIBOR (with a floor of 0.50%) plus 3.50%, was issued at a price of 99.0%, and matures in March 2028.
The outstanding Term Loans principal balance as of March 31, 2021 and December 31, 2020 was $791.3 million and $492.5 million, respectively. The Term Loans contain restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The Term Loans include the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
Convertible Senior Notes
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At March 31, 2021, the 2022 Notes had a carrying value of $341.0 million and an unamortized discount of $4.0 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At March 31, 2021, the 2023 Notes had a carrying value of $225.7 million and an unamortized discount of $4.3 million.
Other Potential Sources of Financing
Our primary sources of cash currently consist of cash available, which was $294.1 million as of March 31, 2021, principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings. As of March 31, 2021 we also held $1.5 billion of unencumbered assets, consisting of $428.9 million of senior mortgages and $1.1 billion of mezzanine loans.
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
At March 31, 2021, our debt-to-equity ratio was 1.9 and our portfolio was comprised of $5.8 billion of commercial mortgage loans and $1.1 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.

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
The board of directors must approve any change in or waiver to these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of March 31, 2021 are summarized as follows ($ in thousands):

	Less than 1 year (1)	1 to 2 years(1)	2 to 3 years (1)	3 to 5 years (1)	More than 5 years (1)	Total
Secured debt arrangements(1)(2)	$823,510	$461,075	$1,212,425	$1,103,703	$—	$3,600,713
Senior secured term loan(2)	36,286	35,938	35,660	70,138	764,239	942,261
Convertible senior notes	28,750	363,978	237,211	—	—	629,939
Unfunded loan commitments (3)	692,202	423,524	275,416	2,387	—	1,393,529
Total	$1,580,748	$1,284,515	$1,760,712	$1,176,228	$764,239	$6,566,442
———————
(1)     Assumes underlying assets are financed through the fully extended maturity date of the secured debt arrangement.
(2)     Based on the applicable benchmark rates as of March 31, 2021 on the floating rate debt for interest payments due.
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

Loan Commitments. As of March 31, 2021, we had $1.4 billion of unfunded loan commitments, comprised of $1.4 billion related to our commercial mortgage loan portfolio, and $28.5 million related to our subordinate loan portfolio.
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
Forward Currency Contracts. We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. We have entered into a series of forward contracts to sell an amount of foreign currency (GBP, SEK and EUR) for an agreed upon amount of USD at various dates through May 2026. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments. Refer to "Note 10- Derivatives, Net" to the accompanying condensed consolidated financial statements for details regarding our forward currency contracts.
Interest Rate Cap. In June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under our senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. Refer to "Note 10- Derivatives, Net" to the accompanying condensed consolidated financial statements for details regarding our interest rate cap.
Off-balance Sheet Arrangements
As of March 31, 2021, we have interests in two unconsolidated joint ventures, each of which owns underlying properties that secure one of our first mortgage loans, respectively. The unconsolidated joint ventures were deemed to be VIEs, of which we are not the primary beneficiary. Accordingly, the VIEs are not consolidated in our condensed consolidated financial statements as of March 31, 2021. Our maximum exposure to loss from these commercial mortgage loans is limited to their carrying value, which as of March 31, 2021 was $224.0 million.
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
As of March 31, 2021, we had 6,770,393 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. We may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
Non-GAAP Financial Measures
Distributable Earnings
Beginning in the fourth quarter of 2020 to more appropriately reflect the principal purpose of the measure, "Operating Earnings" was relabeled "Distributable Earnings", a non-GAAP financial measure. The definition continues to be net income (loss) available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Distributable Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors. For the three months ended March 31, 2021 and 2020, our Distributable Earnings were $56.1 million, or $0.39 per share, and $62.7 million, or $0.40 per share, respectively.
The weighted-average diluted shares outstanding used for Distributable Earnings per weighted-average diluted share has been adjusted from weighted-average diluted shares under GAAP to exclude shares issued from a potential conversion of the Notes. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, these potentially issuable shares are excluded until a conversion occurs, which we believe is a useful presentation for investors. We believe that excluding shares issued in connection with a potential conversion of the Notes from our computation of Distributable Earnings per weighted average diluted share is useful to investors for various reasons, including the following: (i) conversion of Notes to shares requires both the holder of a Note to elect to convert the Note and for us to elect to settle the conversion in the form of shares (ii) future conversion decisions by Note holders will be based on our stock price in the future, which is presently not determinable; (iii) the exclusion of shares issued in connection with a potential conversion of the Notes from the computation of Distributable Earnings per weighted-average diluted share is consistent with how we treat other unrealized items in our computation of Distributable Earnings per weighted-average diluted share; and (iv) we believe that when evaluating our operating performance, investors and potential investors consider our Distributable Earnings relative to our actual distributions, which are based on shares outstanding and not shares that might be issued in the future. For the three months ended March 31, 2020, 28,533,271 weighted-average potentially issuable shares with respect to the Notes were excluded from weighted-average diluted shares outstanding because the effect was anti-dilutive (see "Note 18- Net Income (Loss) per Share" for additional information).
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings ($ in thousands, except Price):

	Three months ended March 31,
	2021	2020
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	170,792,684	153,948,191
Potential shares issued under conversion of the Notes	(28,533,271)	—
Unvested RSUs	—	2,007,242
Diluted shares - Distributable Earnings	142,259,413	155,955,433

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
As discussed in “Note 10 - Derivatives” we terminated our interest rate swap, which we used to manage exposure to variable cash flows on our borrowings under our senior secured term loan, in the second quarter of 2020 and recorded a realized loss in our condensed consolidated statement of operations. We have not had an interest rate swap on our condensed consolidated balance sheet since this termination. In addition, as discussed in “Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net,” we recorded a net realized loss on the sale of seven of our commercial real estate loans, two restructurings, one payoff of a previously impaired loan, and one foreclosure.
We also believe it is useful to our investors to present Distributable Earnings prior to realized losses and impairments on real estate owned to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to realized losses and impairments on real estate owned, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.

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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to realized losses and impairments on real estate owned ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss) available to common stockholders	$54,950	$(131,227)
Adjustments:
Equity-based compensation expense	4,387	4,263
Unrealized loss on interest rate swap	—	35,548
Gain on foreign currency forwards	(9,800)	(70,491)
Foreign currency loss, net	7,449	37,949
Unrealized gain on interest rate cap	(357)	—
Realized gains (losses) relating to interest income on foreign currency hedges, net	(620)	256
Realized gains relating to forward points on foreign currency hedges, net	6	2,171
Amortization of the convertible senior notes related to equity reclassification	800	754
Provision for (reversal of) loan losses and impairments	(1,238)	183,465
Total adjustments:	627	193,915
Distributable Earnings prior to realized losses and impairments on real estate owned	$55,577	$62,688

Realized losses and impairments on real estate owned	550	—
Distributable Earnings	$56,127	$62,688
Diluted Distributable Earnings per share prior to realized losses and impairments on real estate owned	$0.39	$0.40
Diluted Distributable Earnings per share of common stock	$0.39	$0.40
Weighted-average diluted shares - Distributable Earnings	142,259,413	155,955,433

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	March 31, 2021	December 31, 2020
Stockholders' Equity	$2,275,753	$2,270,529
Series B Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$2,106,493	$2,101,269
Common Stock	139,848,875	139,295,867
Book value per share	$15.06	$15.08

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2020	$15.08
General CECL Allowance	0.30
Book value per share at December 31, 2020 prior to General CECL Allowance	$15.38
Earnings in excess of dividends	0.04
Net unrealized gain on currency hedges	0.02
Vesting and delivery of RSUs	(0.08)
Other	(0.01)
Book value per share at March 31, 2021 prior to General CECL Allowance	$15.35
General CECL Allowance	$(0.29)
Book value per share at March 31, 2021	$15.06

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
•using hedging instruments and interest rate swaps, when we deem appropriate; and
•to the extent available and appropriate, using securitization financing to better match the maturity of our financing with the duration of our assets.
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following March 31, 2021, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)
USD	$1,054,079	$(9,028)	$(0.07)	$1,946	$0.01
GBP	530,099	312	—	66	—
SEK	37,471	181	—	—	—
EUR	243,811	—	—	—	—
Total:	$1,865,460	$(8,535)	$(0.07)	$2,012	$0.01
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to ARI that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations promulgated thereunder.
During the period ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
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

Apollo Commercial Real Estate Finance, Inc.

April 22, 2021	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

April 22, 2021	By:	/s/ Jai Agarwal
Jai Agarwal Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)