Form 10-Q
period 2021-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2021-07-26
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2021, there were 139,894,060 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$204,581	$325,498
Commercial mortgage loans, net(1)(2)	6,653,197	5,451,084
Subordinate loans and other lending assets, net(2)	866,908	1,045,893
Real estate owned, net (net of $452 accumulated depreciation in 2021)	153,848	—
Real estate owned, held for sale, net	—	42,905
Other assets	75,830	74,640
Total Assets	$7,954,364	$6,940,020
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $9,753 and $12,993 in 2021 and 2020, respectively)	$3,679,906	$3,436,672
Senior secured term loans, net (net of deferred financing costs of $10,098 and $7,130 in 2021 and 2020, respectively)	774,569	483,465
Senior secured notes, net (net of deferred financing costs of $6,306 and $0 in 2021 and 2020, respectively)	493,694	—
Convertible senior notes, net	567,785	565,654
Accounts payable, accrued expenses and other liabilities(3)	84,186	74,887
Participations sold	27,662	34,974
Debt related to real estate owned, held for sale	—	33,000
Derivative liabilities, net	22,514	31,241
Payable to related party	9,440	9,598
Total Liabilities	5,659,756	4,669,491
Commitments and Contingencies (see Note 17)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B, 6,770,393 shares issued and outstanding ($169,260 liquidation preference)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 139,884,060 and 139,295,867 shares issued and outstanding in 2021 and 2020, respectively	1,399	1,393
Additional paid-in-capital	2,712,212	2,707,792
Accumulated deficit	(419,071)	(438,724)
Total Stockholders’ Equity	2,294,608	2,270,529
Total Liabilities and Stockholders’ Equity	$7,954,364	$6,940,020
———————
(1) Includes $5,489,059 and $5,418,999 pledged as collateral under secured debt arrangements in 2021 and 2020, respectively
(2) Net of $183,199 and $213,102 CECL Allowances in 2021 and 2020, respectively, comprised of $145,000 and $175,000 Specific CECL Allowance and $38,199 and $38,102 General CECL Allowance, respectively.
(3) Includes $2,444 and $3,365 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2021 and 2020, respectively.
See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net interest income:
Interest income from commercial mortgage loans	$82,447	$75,641	$157,803	$157,496
Interest income from subordinate loans and other lending assets	31,775	32,616	63,234	66,634
Interest expense	(39,737)	(37,498)	(75,401)	(78,703)
Net interest income	$74,485	$70,759	$145,636	$145,427
Revenue from real estate owned operations	1,374	—	1,374	—
Total net revenue	$75,859	$70,759	$147,010	$145,427
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,357 and $8,744 in 2021 and $4,252 and $8,515 in 2020, respectively)	$(6,734)	$(6,425)	$(13,674)	$(12,956)
Management fees to related party	(9,440)	(9,957)	(18,804)	(20,225)
Operating expenses related to real estate owned	(1,994)	$—	(1,994)	$—
Depreciation and amortization on real estate owned	(452)	—	(452)	—
Total operating expenses	$(18,620)	$(16,382)	$(34,924)	$(33,181)
Other income	$17	$591	$109	$1,351
Realized loss on investments	(20,000)	(16,405)	(20,000)	(16,405)
Reversal of (provision for) loan losses, net(1)	29,586	25,169	30,824	(158,296)
Realized losses and impairments on real estate owned	—	—	(550)	—
Foreign currency translation gain (loss)	4,054	2,559	(3,395)	(35,390)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $(2,021) and $8,481 in 2021 and $(9,004) and $53,432 in 2020, respectively)	(3,094)	(2,995)	6,706	67,496
Gain (loss) on interest rate hedging instruments	(111)	(3,095)	246	(38,643)
Net income (loss)	$67,691	$60,201	$126,026	$(67,641)
Preferred dividends	(3,385)	(3,385)	(6,770)	(6,770)
Net income (loss) available to common stockholders	$64,306	$56,816	$119,256	$(74,411)
Net income (loss) per share of common stock:
Basic	$0.45	$0.37	$0.84	$(0.50)
Diluted	$0.42	$0.36	$0.79	$(0.50)
Basic weighted-average shares of common stock outstanding	139,884,060	151,523,513	139,845,178	152,735,852
Diluted weighted-average shares of common stock outstanding	170,832,186	182,083,702	170,812,544	152,735,852
Dividend declared per share of common stock	$0.35	$0.35	$0.70	$0.75
———————
(1) Comprised of $30,000, $30,000, $9,500 and $(140,500) Specific CECL Reversals (Allowance) for the three and six months ended June 30, 2021 and 2020, respectively, and $(414), $824, $15,669, and $(17,796) of General CECL Reversals (Allowance) for the three and six months ended June 30, 2021 and 2020, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2021	6,770,393	$68	139,295,867	$1,393	$2,707,792	$(438,724)	$2,270,529
Capital increase related to Equity Incentive Plan	—	—	553,008	5	103	—	108
Offering costs	—	—	—	—	(40)	—	(40)
Net income	—	—	—	—	—	58,335	58,335
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(49,794)	(49,794)
Balance at March 31, 2021	6,770,393	$68	139,848,875	$1,398	$2,707,855	$(433,568)	$2,275,753
Capital increase related to Equity Incentive Plan	—	—	35,185	1	4,357	—	4,358
Net income	—	—	—	—	—	67,691	67,691
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(49,809)	(49,809)
Balance at June 30, 2021	6,770,393	$68	139,884,060	$1,399	$2,712,212	$(419,071)	$2,294,608

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2020	6,770,393	$68	153,537,296	$1,535	$2,825,317	$(196,945)	$2,629,975
Adoption of ASU 2016-13	—	—	—	—	—	(30,867)	(30,867)
Capital increase (decrease) related to Equity Incentive Plan	—	—	503,251	5	(2,236)	—	(2,231)
Repurchase of common stock	—	—	(300,000)	(3)	(2,438)	—	(2,441)
Net loss	—	—	—	—	—	(127,842)	(127,842)
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.40 per share	—	—	—	—	—	(62,298)	(62,298)
Balance at March 31, 2020	6,770,393	$68	153,740,547	$1,537	$2,820,643	$(421,337)	$2,400,911
Capital increase related to Equity Incentive Plan	—	—	82,235	1	4,251	—	4,252
Repurchase of common stock	—	—	(5,495,976)	(55)	(43,783)	—	(43,838)
Net income	—	—	—	—	—	60,201	60,201
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(52,635)	(52,635)
Balance at June 30, 2020	6,770,393	$68	148,326,806	$1,483	$2,781,111	$(417,156)	$2,365,506

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the six months ended June 30,
	2021	2020
Cash flows provided by operating activities:
Net income (loss)	$126,026	$(67,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium and PIK	(42,991)	(36,449)
Amortization of deferred financing costs	6,344	6,577
Equity-based compensation	8,744	8,515
Provision for (reversal of) loan losses, net	(30,824)	158,296
Foreign currency loss	2,743	48,404
Unrealized gain on derivative instruments	(8,727)	(68,640)
Depreciation and amortization	452	—
Realized losses and impairments on investments and real estate owned	20,550	16,405
Changes in operating assets and liabilities:
Proceeds received from PIK	34,986	—
Other assets	875	(9,615)
Accounts payable, accrued expenses and other liabilities	2,923	(1,921)
Payable to related party	(158)	(472)
Net cash provided by operating activities	120,943	53,459
Cash flows used in investing activities:
New funding of commercial mortgage loans	(1,322,016)	(447,440)
Add-on funding of commercial mortgage loans	(138,489)	(197,261)
Add-on funding of subordinate loans and other lending assets	(107,716)	(25,766)
Proceeds received from the repayment and sale of commercial mortgage loans	295,914	397,994
Proceeds received from the repayment of subordinate loans and other lending assets	195,551	1,885
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	17,061	6,110
Proceeds received from the sale of real estate owned, held for sale	42,356	—
Cash received from hotel title assumption	4,148	—
Increase in collateral held related to derivative contracts, net	260	55,550
Net cash used in investing activities	(1,012,931)	(208,928)
Cash flows from financing activities:
Payment of offering costs	(40)	—
Repurchase of common stock	—	(46,279)
Proceeds from secured debt arrangements	987,010	1,373,643
Repayments of secured debt arrangements	(744,570)	(980,280)
Repayments of senior secured term loan principal	(3,250)	(2,500)
Proceeds from issuance of senior secured term loan	297,000	—
Proceeds from issuance of senior secured notes	500,000	—
Repayment of debt related to real estate owned	(143,073)	—
Payment of deferred financing costs	(11,217)	(7,522)
Other financing activities	(4,278)	(6,494)
Dividends on common stock	(99,741)	(133,446)
Dividends on preferred stock	(6,770)	(6,770)
Net cash provided by financing activities	771,071	190,352
Net increase (decrease) in cash and cash equivalents	(120,917)	34,883
Cash and cash equivalents, beginning of period	325,498	452,282
Cash and cash equivalents, end of period	$204,581	$487,165
Supplemental disclosure of cash flow information:
Interest paid	$63,071	$71,974
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$52,635	$56,256
Change in participation sold	$20,358	$—
Repayments of PIK on participation sold	$(27,670)	$—
Loan proceeds held by servicer	$4,853	$—
Deferred financing costs, not yet paid	$3,757	$2,596
Transfer of proceeds borrowed under secured credit facilities to Barclays Private Securitization	$—	$782,006
Assumption of real estate	$154,300	$—
Assumption of debt related to real estate owned	$(110,073)	$—
Assumption of other assets related to real estate owned	$1,555	$—
Assumption of accounts payable and other liabilities related to real estate owned	$(4,641)	$—
Transfer of subordinate loans to real estate owned	$(45,289)	$—

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Risks and Uncertainties
During the first quarter of 2020, there was a global outbreak of a novel coronavirus ("COVID-19"), which was declared by the World Health Organization as a pandemic. In response to COVID-19, the United States and numerous other countries have declared national emergencies, which has led to large scale quarantines as well as restrictions to business deemed non-essential. These responses to COVID-19 have disrupted economic activities and could have a continued significant adverse effect on economic and market conditions. As we are still in the midst of the COVID-19 pandemic we are not in a position to estimate the ultimate impact this will have on our business and the economy as a whole. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of June 30, 2021. The uncertainty surrounding COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
Real Estate Owned (and related debt)
In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are generally recognized at fair value and the assets and liabilities are presented separately when legal title or physical possession is assumed. If the fair value of the real estate is lower than the carrying value of the loan, the difference, along with any previously recorded Specific CECL Allowances, are recorded as a realized loss on investments in the consolidated statement of operations.
Acquisition of real estate is accounted for using the acquisition method under Accounting Standards Codification ("ASC")

Topic 805, "Business Combinations." We recognize and measure identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, if applicable, based on their relative fair values. If applicable, we recognize and measure intangible assets and expense acquisition-related costs in the periods in which the costs are incurred and the services are received.
We evaluate real estate owned, held for sale for subsequent decrease in fair value, which is recorded as an impairment. Real estate owned is classified as held for sale in the period in which the six criteria under ASC Topic 360, "Property, Plant, and Equipment" are met: (1) we commit to a plan and have the authority to sell the asset; (2) the asset is available for sale in its current condition; (3) we have initiated an active marketing plan to locate a buyer for the asset; (4) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (5) the asset is being actively marketed for sale at a price that is reflective of its current fair value; and (6) we do not anticipate changes to our plan to sell the asset. Once a real estate asset is classified as held for sale, depreciation expense is no longer recorded.
Real estate assets that are acquired for investment are assumed at their estimated fair value at acquisition and presented net of accumulated depreciation and impairment charges, if any. Upon acquisition, we allocate the value of acquired real estate assets based on the fair value of the acquired land, building, furniture, fixtures and equipment, and intangible assets, if applicable. Real estate assets are depreciated using the straight-line method over estimated useful lives of up to 40 years for buildings and up to 8 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the real estate asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred.
Real estate assets are evaluated for impairment on a quarterly basis. We consider the following factors when performing our impairment analysis: (1) Management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) our ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate.
Revenue Recognition
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
Operating revenue from real estate owned that is a hotel property represents revenue associated with the operations of the hotel property. Revenue from the operation of the hotel property is recognized when guestrooms are occupied or services have been rendered. Revenues are recorded net of any discounts and sales and other taxes collected from customers. Revenues consist of room sales, food and beverage sales and other hotel revenues.
Gains or losses on the sale of real estate assets, including residential property, are recognized in accordance with ASC 610-20, "Gains and Losses from the Derecognition of Nonfinancial Assets". We primarily use specific identification method to allocate costs.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity" ("ASU 2020-06"). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted "Earnings per share" under ASC 260. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. We are currently assessing the impact this guidance will have on our condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. We have loan agreements, debt agreements, and an interest rate cap that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. We have not adopted any of the optional expedients or exceptions through June 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions.
Note 3 – Fair Value Disclosure
GAAP establishes a hierarchy of valuation techniques based on the observability of the inputs utilized in measuring financial instruments at fair value. Market-based or observable inputs are the preferred source of values, followed by valuation models using management's assumptions in the absence of market-based or observable inputs. The three levels of the hierarchy as noted in ASC 820, "Fair Value Measurements and Disclosures" are described below:
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
The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of June 30, 2021 and December 31, 2020 ($ in thousands):

	Fair Value as of June 30, 2021				Fair Value as of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$(22,894)	$—	$(22,894)	$—	$(31,375)	$—	$(31,375)
Interest rate cap asset	—	380	—	380	—	134	—	134
Total financial instruments	$—	$(22,514)	$—	$(22,514)	$—	$(31,241)	$—	$(31,241)
Non-recurring Fair Value Measurements
We are required to record real estate owned, a nonfinancial asset, at fair value on a non-recurring basis in accordance with GAAP. If the real estate is classified as held for sale, the fair value of our real estate owned and the related debt is determined by using the market approach, less costs to sell. The market approach utilizes the fair value of similar assets and liabilities in the marketplace as well as an internal analysis as to selling price of specific assets and liabilities, which we deem to be significant unobservable inputs. As such the fair value of real estate owned, held for sale and the related debt falls within Level III of the fair value hierarchy.
During the first quarter of 2021, there was an increase in our expected costs to sell our real estate owned, held for sale and we performed a non-recurring fair value measurement. During the second quarter of 2021, the property was sold and no additional gain or loss was recorded.
On May 24, 2021, we acquired legal title to a full-service luxury hotel through a deed-in-lieu of foreclosure, which is classified as real estate owned on our condensed consolidated balance sheet. We assumed the hotel’s assets and liabilities, including a $110.0 million mortgage loan. We performed a non-recurring fair value measurement on the assets and liabilities assumed as of the date we acquired legal title to the real estate. On June 29, 2021, we repaid the $110.0 million mortgage loan against the property.
Refer to "Note 5 - Real Estate Owned and Related Debt" for further discussion.
The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with non-recurring fair value measurements were categorized as of June 30, 2021 and December 31, 2020 ($ in thousands):

	Fair Value as of June 30, 2021				Fair Value as of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Non-Recurring fair value measurements:
Real estate owned	$—	$—	$154,300	$154,300	$—	$—	$—	$—
Real estate owned, held for sale	—	—	—	—	—	—	42,905	42,905
Debt related to real estate owned, held for sale	—	—	—	—	—	—	(33,000)	(33,000)
Net real estate owned and related debt	$—	$—	$154,300	$154,300	$—	$—	$9,905	$9,905

Note 4 – Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at June 30, 2021 and December 31, 2020 ($ in thousands):

Loan Type	June 30, 2021	December 31, 2020
Commercial mortgage loans, net (1)	$6,653,197	$5,451,084
Subordinate loans and other lending assets, net	866,908	1,045,893
Carrying value, net	$7,520,105	$6,496,977
  ———————
(1)Includes $146.5 million and $136.1 million in 2021 and 2020, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 97% and 95% floating rate loans, based on amortized cost, as of June 30, 2021 and December 31, 2020, respectively.
Activity relating to our loan portfolio, for the six months ended June 30, 2021, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific CECL Allowance	Carrying Value, Net(2)
December 31, 2020	$6,728,424	$(18,345)	$(175,000)	$6,535,079
New loan fundings	1,322,016	—	—	1,322,016
Add-on loan fundings (3)	264,486	—	—	264,486
Loan repayments and sales	(552,651)	—	—	(552,651)
Gain (loss) on foreign currency translation	(5,027)	166	—	(4,861)
Specific CECL Allowance	—	—	30,000	30,000
Realized loss on investment	(20,000)	—	—	(20,000)

Transfer to real estate owned	(45,448)	159	—	(45,289)
Deferred fees	—	(17,061)	—	(17,061)
PIK interest and amortization of fees	34,502	12,083	—	46,585
June 30, 2021	$7,726,302	$(22,998)	$(145,000)	$7,558,304
General CECL Allowance (4)				(38,199)
Carrying value, net				$7,520,105
———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees and deferred origination expenses.
(2)December 31, 2020 carrying value excludes General CECL Allowance.
(3)Represents fundings for loans closed prior to 2021.
(4)$2.4 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	June 30, 2021	December 31, 2020
Number of loans	68	67
Principal balance	$7,726,302	$6,728,424
Carrying value, net	$7,520,105	$6,496,977
Unfunded loan commitments (1)	$1,258,306	$1,399,989
Weighted-average cash coupon (2)	5.4%	5.7%
Weighted-average remaining fully-extended term (3)	2.8 years	2.8 years
Weighted-average expected term (4)	2.1 years	2.1 years
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
(4)Expected term represents our estimated timing of repayments as of June 30, 2021 and December 31, 2020, respectively. Excludes risk-rated 5 loans.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2021		December 31, 2020
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Office	$1,969,597	26.1%	$1,911,145	29.2%
Hotel	1,520,275	20.1	1,576,369	24.1
Residential-for-sale	835,187	11.0	982,838	15.0
Urban Retail	820,466	10.9	655,456	10.0
Industrial	672,537	8.9	228,918	3.5
Mixed Use	238,702	3.2	217,160	3.3
Healthcare	367,120	4.9	369,676	5.7
Urban Predevelopment	52,520	0.7	298,909	4.6
Other	1,081,900	14.2	294,608	4.6
Total	$7,558,304	100.0%	$6,535,079	100.0%
General CECL Allowance (2)	(38,199)		(38,102)
Carrying value, net	$7,520,105		$6,496,977
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.

(2)$2.4 million and $3.4 million of the General CECL Allowance for 2021 and 2020, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2021		December 31, 2020
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
New York City	$2,355,270	31.2%	$2,370,337	36.3%
United Kingdom	1,637,480	21.7	1,263,264	19.3
Midwest	737,492	9.8	552,537	8.5
Southeast	655,490	8.7	581,301	8.9
West	552,475	7.3	749,985	11.5
Northeast	138,952	1.8	103,567	1.6
Other	1,481,145	19.5	914,088	13.9
Total	$7,558,304	100.0%	$6,535,079	100.0%
General CECL Allowance (2)	(38,199)		(38,102)
Carrying value, net	$7,520,105		$6,496,977
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)$2.4 million and $3.4 million of the General CECL Allowance for 2021 and 2020, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

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

The following tables allocate the carrying value of our loan portfolio based on our internal risk ratings and date of origination at the dates indicated ($ in thousands):

June 30, 2021
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2021	2020	2019	2018	2017	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.4%	—	—	—	—	—	32,000
3	63	7,048,000	93.2%	1,309,620	486,189	2,680,262	1,202,436	672,655	696,838
4	1	81,060	1.1%	—	—	—	—	81,060	—
5	3	397,244	5.3%	—	—	—	—	172,652	224,592

Total	68	$7,558,304	100.0%	$1,309,620	$486,189	$2,680,262	$1,202,436	$926,367	$953,430
General CECL Allowance		(38,199)
Total carrying value, net		$7,520,105

Weighted Average Risk Rating			3.1

December 31, 2020
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2020	2019	2018	2017	2016	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.5%	—	—	—	—	—	32,000
3	62	6,129,541	93.8%	469,586	2,661,017	1,398,479	868,514	88,710	643,235
4	—	—	—%	—	—	—	—	—	—
5	4	373,538	5.7%	—	—	—	131,050	115,419	127,069
Total	67	$6,535,079	100.0%	$469,586	$2,661,017	$1,398,479	$999,564	$204,129	$802,304
General CECL Allowance		(38,102)
Total carrying value, net		$6,496,977

Weighted Average Risk Rating			3.1

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
The following table summarizes the loans with Specific CECL Allowances that have been recorded on our portfolio as of June 30, 2021 ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance(1)	Amortized cost	Interest recognition status/ as of date
Mortgage
	Multifamily Development(2)(3)	Brooklyn, NY	$182,652	$10,000	$172,652	Cost Recovery/ 3/1/2020
	Urban Predevelopment(2)(4)	Miami, FL	187,135	68,000	119,135	Cost Recovery/ 3/1/2020
	Retail Center(5)(6)	Cincinnati, OH	172,457	67,000	105,457	Cost Recovery/ 10/1/2019
Mortgage total:			$542,244	$145,000	$397,244
———————
(1)During the three and six months ended June 30, 2021 we reversed $30.0 million of previously recorded Specific CECL Allowances. This is comprised of a $20.0 million reversal as discussed below and the realization of $10.0 million that was a previously recorded Specific CECL Allowance.
(2)The fair value of this collateral was determined by assuming rent per square foot ranging from $50 to $215 and a capitalization rate ranging from 5.5% to 5.0%.
(3)During the three months ended June 30, 2021, $20.0 million of previously recorded Specific CECL Allowance was reversed primarily related to a more favorable market outlook as compared to when the Specific CECL Allowance was first recorded with respect to the loan.
(4)In October 2020, we entered into a joint venture which owns the underlying properties that secure our $180.5 million first mortgage loan. The entity in which we own an interest, and which owns the underlying properties was deemed to be a variable interest entity ("VIE") and we determined that we are not the primary beneficiary of that VIE. The related profit and loss from the joint venture was immaterial for the three and six months ended June 30, 2021.
(5)The fair value of retail collateral was determined by applying a capitalization rate of 8.3%.
(6)The entity, in which we own an interest and which owns the underlying property, was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE. As of June 30, 2021 we had recorded $67.0 million of Specific CECL Allowance. During the three and six months ended June 30, 2021, $0.4 million and $0.8 million, respectively, of interest paid was applied towards reducing the carrying value of the loan.

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

We derived an annual historical loss rate based on a commercial mortgage backed securities ("CMBS") database with historical losses from 1998 through the second quarter of 2021 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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

The following schedule sets out our General CECL Allowance as of June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	December 31, 2020
Commercial mortgage loans, net	$20,191	$17,012
Subordinate loans and other lending assets, net	18,008	21,090
Unfunded commitments(1)	2,444	3,365
Total General CECL Allowance	$40,643	$41,467
 ———————
(1)The General CECL Allowance on unfunded commitments is recorded as a liability on our condensed consolidated balance sheet within accounts payable, accrued expenses and other liabilities
We have made an accounting policy election to exclude $39.4 million accrued interest receivable, included in Other Assets on our condensed consolidated balance sheet, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance as any uncollectible accrued interest receivable is written off in a timely manner. We discontinue accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. The amortized cost basis for loans on cost recovery was $397.2 million and $373.5 million as of June 30, 2021 and December 31, 2020, respectively. For the three and six months ended June 30, 2021 and 2020, we received $0.4 million and $0.8 million and $0.6 million and $1.2 million, respectively, in interest that reduced amortized cost under the cost recovery method.
In November 2020, the borrower under a £309.2 million commercial mortgage loan ($422.7 million assuming conversion into U.S. Dollars ("USD")), of which we own £247.5 million ($338.4 million assuming conversion into USD), secured by an urban retail property located in London, United Kingdom, entered into administration triggering an event of default. In accordance with the loan agreement, we are entitled to collect default interest in addition to the contractual interest we had been earning. We evaluated the loan for collectability and determined that, as of June 30, 2021, no Specific CECL Allowance was warranted and have continued to accrue all interest owed to us, including default interest. As of June 30, 2021, the loan had an amortized cost basis of £256.1 million ($354.2 million assuming conversion into USD).
Accrued interest is past due 90 or more days for loans with an amortized cost basis of $751.5 million as of June 30, 2021. As of December 31, 2020, the amortized cost basis for loans with interest between 30 and 59 days past due was $19.0 million and the amortized cost basis for loans with 90 or more days past due was $711.9 million.
The following schedule illustrates the quarterly changes in CECL Allowances for the six months ended June 30, 2021 and 2020, respectively ($ in thousands):

	Specific CECL Allowance	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2020	$175,000	$38,102	$3,365	$41,467	$216,467	0.67%	3.23%
Changes:
Q1 Allowance (Reversals)	—	(1,667)	429	(1,238)	(1,238)
March 31, 2021	$175,000	$36,435	$3,794	$40,229	$215,229	0.62%	3.06%
Changes:
Q2 Allowance (Reversals)	(20,000)	1,764	(1,350)	414	(19,586)
Write-offs	(10,000)	—	—	—	(10,000)
June 30, 2021	$145,000	$38,199	$2,444	$40,643	$185,643	0.57%	2.41%

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2019	$56,981	$—	$—	$—	$56,981	—%	—%
Changes:
January 1, 2020 - Adoption of CECL Standard	—	27,779	3,088	30,867	30,867
Q1 Allowances	150,000	30,494	2,971	33,465	183,465
March 31, 2020	$206,981	$58,273	$6,059	$64,332	$271,313	1.08%	4.05%
Changes:
Q2 Allowances (Reversals)	5,500	(13,729)	(1,940)	(15,669)	(10,169)
Write-offs	(15,000)	—	—	—	(15,000)
June 30, 2020	$197,481	$44,544	$4,119	$48,663	$246,144	0.81%	3.71%
———————
(1)As of December 31, 2019, amount represents specific loan loss provisions recorded on assets before the adoption of the CECL Standard. After the adoption of the CECL Standard on January 1, 2020, amounts represent Specific CECL Allowances.

The General CECL Allowance increased by $0.4 million during the three months ended June 30, 2021. The increase is primarily related to new loan originations, which were partially offset by the seasoning of our loan portfolio and improved macroeconomic outlook.
We recognized payment-in-kind ("PIK") interest of $13.7 million and $30.6 million for the three and six months ended June 30, 2021, respectively, and $12.4 million and $24.8 million for the three and six months ended June 30, 2020, respectively.
We recognized $0.7 million in pre-payment penalties and accelerated fees for the three and six months ended June 30, 2021. We recognized $0 and $0.2 million in pre-payment penalties and accelerated fees for the three and six months ended June 30, 2020.
Our portfolio includes two other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests of $68.3 million as of June 30, 2021. These interests have a weighted average maturity of 5.3 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. Both interests are accounted for as held-to-maturity and recorded at carrying value on our condensed consolidated balance sheet.
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
In the second quarter of 2020, we sold interests in three construction loans, with aggregate commitments of $376.9 million (of which approximately $127.0 million was funded at the time of sale). The sales were made to entities managed by affiliates of the Manager. We recorded a loss of approximately $1.4 million in connection with these sales.
These transactions were evaluated under ASC 860, "Transfers and Servicing," and we determined that they qualify as sales and accounted for them as such.
Note 5 – Real Estate Owned and Related Debt
Real Estate Held for Sale
In 2017, we originated a subordinate loan junior to a $33.0 million third-party mortgage, secured by a hotel in Anaheim, CA. In December 2020, due to non-performance, we assumed legal title through the execution of a deed-in-lieu of foreclosure. We intended to sell the hotel and, as such, as of the date of the title assumption, we recorded the hotel property on our condensed consolidated balance sheet at its fair market value less costs to sell.

As of March 31, 2021 there was an increase in our expected costs to sell the property, and therefore, we recorded a $0.6 million loss during the three months ended March 31, 2021, as realized losses and impairments on real estate owned in our condensed consolidated statement of operations. During the second quarter of 2021 the property was sold at our cost basis and no additional gain or loss was recorded. The $33.0 million first mortgage was repaid upon the sale of the property.
Real Estate Owned
In 2017, we originated a $20.0 million junior mezzanine loan which was subordinate to: (i) a $110.0 million mortgage loan, and (ii) a $24.5 million senior mezzanine loan, secured by a full-service luxury hotel in Washington, D.C. During the first quarter of 2020, we recorded a $10.0 million Specific CECL Allowance and placed our junior mezzanine loan on non-accrual status.
On May 24, 2021, we purchased the $24.5 million senior mezzanine loan at par and acquired legal title to the hotel through a deed-in-lieu of foreclosure. We assumed the hotel’s assets and liabilities (including the $110.0 million mortgage loan) and recorded an additional $10.0 million charge reflecting the difference between the fair value of the hotel’s net assets and the carrying amount of the loan. This $10.0 million loss on title assumption plus the previously recorded Specific CECL Allowance of $10.0 million represents the $20.0 million recorded as a realized loss on investments in our condensed consolidated statement of operations.
On May 24, 2021, in accordance with ASC 805, "Business Combinations," we allocated the fair value of the hotel’s assets and liabilities. On June 29, 2021, we repaid the $110.0 million mortgage loan against the property. Below are the hotel's assets and liabilities as of May 24 and June 30, 2021, which are designated as real estate owned on our condensed consolidated balance sheet ($ in thousands):

	June 30, 2021	May 24, 2021
Assets:
Cash	$3,245	$4,148
Buildings	86,871	86,871
Land	58,742	58,742
Furniture, fixtures, and equipment	8,687	8,687
Accumulated depreciation	(452)	—
Other Assets	1,579	1,555
Total Assets	$158,672	$160,003
Liabilities:
Debt related to real estate owned(1)	$—	$110,073
Accounts payable, accrued expenses and other liabilities	5,138	4,641
Total Liabilities	$5,138	$114,714
Net Real Estate Assets	$153,534	$45,289
———————
(1)$110 million first mortgage loan was repaid on June 29, 2021.

Upon consolidation we assumed other hotel's assets and liabilities such as cash, operating receivables, accrued operating expenses, and unearned revenue, which have been recorded on our condensed consolidated balance sheet within cash, other assets, and accounts payable, accrued expenses and other liabilities.
For the three and six months ended June 30, 2021, we recorded the operating revenue, expenses and fixed asset depreciation and amortization in its condensed consolidated income statement as shown below ($ in thousands):

Three and six months ended
June 30, 2021
Operations related to real estate owned:
Revenue from operations	$1,374
Operating expenses	(1,994)
Depreciation and amortization	(452)
Net loss from real estate owned	$(1,072)
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	June 30, 2021	December 31, 2020
Interest receivable	$39,411	$40,559
Collateral deposited under derivative agreements	29,680	28,320
Loan proceeds held by servicer	5,053	5,649
Other(1)	1,686	112
Total	$75,830	$74,640
———————
(1)Includes $1.6 million of other assets on the balance sheet of the real estate owned at June 30, 2021. Refer to "Note 5 – Real Estate Owned and Related Debt" for additional information.
Note 7 – Secured Debt Arrangements, Net
At June 30, 2021 and December 31, 2020, our borrowings included the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

	June 30, 2021			December 31, 2020
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan (USD)	$1,113,966	$1,069,071	June 2024	$1,113,156	$984,125	June 2024
JPMorgan (GBP)	114,886	114,886	June 2024	113,548	113,548	June 2024
JPMorgan (EUR)	71,148	71,148	June 2024	73,296	73,296	June 2024
DB (USD)	700,000	413,325	March 2023	1,000,000	520,457	March 2023
Goldman (USD)	500,000	133,955	November 2023(3)	500,000	332,352	November 2023(3)
CS Facility - USD	189,219	189,219	July 2024(4)(5)	374,251	369,182	December 2023(4)(5)
HSBC Facility - EUR	169,930	169,930	July 2022	163,785	163,785	July 2021
Barclays (USD)	200,000	32,693	March 2024	200,000	35,192	March 2024
Total Secured Credit Facilities	3,059,149	2,194,227		3,538,036	2,591,937
Barclays Private Securitization	1,495,432	1,495,432	September 2023(5)	857,728	857,728	September 2023(5)
Total Secured Debt Arrangements	4,554,581	3,689,659		4,395,764	3,449,665
Less: deferred financing costs	N/A	(9,753)		N/A	(12,993)
Total Secured Debt Arrangements, net(6)(7)(8)	$4,554,581	$3,679,906		$4,395,764	$3,436,672

———————
(1)As of June 30, 2021, British Pound Sterling ("GBP"), Euros ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.38, 1.19, and 0.12, respectively. As of December 31, 2020, GBP and EUR borrowings were converted to USD at a rate of 1.37 and 1.22, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Assumes facility enters the amortization period described below.
(4)Assumes financings are extended in line with the underlying loans.
(5)Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(6)Weighted-average borrowing costs as of June 30, 2021 and December 31, 2020 were USD L+2.00% / GBP L+2.03% / EUR L+1.43% / SEK L+1.50% and USD L+2.16% / GBP L+1.83% / EUR L+1.46%, respectively.
(7)Weighted average advance rates based on cost as of June 30, 2021 and December 31, 2020 were 67.2% (64.8% (USD) / 68.8% (GBP) / 67.6% (EUR) / 80.8% (SEK)) and 63.7% (62.5% (USD) / 68.7% (GBP) / 60.8% (EUR)).
(8)As of June 30, 2021 and December 31, 2020, approximately 54% and 55% of the outstanding balance under these secured borrowings were recourse to us.
Each of our existing secured debt arrangements include "credit based and other mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit of the underlying collateral value decreases, the amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. Generally, the lender under the applicable secured debt arrangement calls for and/or sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. If it is determined (subject to certain conditions) that the market value of the underlying collateral has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or may make margin calls, which may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our condensed consolidated balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of June 30, 2021 and December 31, 2020, the weighted average haircut under our secured debt arrangements was approximately 32.8% and 36.3%, respectively. In addition, our existing secured debt arrangements are not entirely term-matched financings and may mature before our commercial real estate debt investments that represent underlying collateral to those financings. We are in frequent dialogue with the lenders under our secured debt arrangements regarding our management of their collateral assets and as we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.
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
As of June 30, 2021, we had $1.3 billion (including £83.1 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility
In March 2020, through an indirect wholly-owned subsidiary, we entered into a Third Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch (the "DB Facility"). During the first quarter 2021, we amended the DB Facility to reduce the commitment from $1.0 billion to $700.0 million ($413.3 million drawn at June 30, 2021) for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties, located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. The DB Facility matures in March 2022, and has a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2021, we had $413.3 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
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
As of June 30, 2021, we had $134.0 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
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
As of June 30, 2021, we had $189.2 million of borrowings outstanding under the CS Facility — USD secured by certain of our commercial mortgage loans.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing (the "HSBC Facility — EUR"). The HSBC Facility — EUR was extended during the first quarter 2021 and matures in July 2022. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2021, we had $169.9 million (€143.3 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one commercial mortgage loan.
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
As of June 30, 2021, we had $32.7 million of borrowings outstanding under the Barclays Facility - USD secured by one commercial mortgage loan.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes (the "Barclays Private Securitization"). The Barclays Private Securitization finances the loans that were previously financed under a Global Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility - GBP/EUR"). In June 2020, we pledged an additional commercial mortgage loan with an outstanding principal balance of £26.0 million and pledged additional collateral of a financed loan of €5.3 million as of June 30, 2020. During the first quarter 2021, we pledged two additional commercial mortgage loans with outstanding principal balances of $227.4 million (£165.0 million assuming conversion into USD) and $187.4 million (kr1.6 billion assuming conversion into USD). During the three months ended June 30, 2021, we pledged an additional commercial mortgage loan with an outstanding principal balance of $281.7 million (€237.6 million assuming conversion into USD), and pledged additional collateral of a financed loan of $114.7 million (kr1.0 billion assuming conversion into USD).
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
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of June 30, 2021 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$881,976	August 2024
Total/Weighted-Average EUR	370,492	June 2022(2)
Total/Weighted-Average SEK	242,964	May 2022
Total/Weighted-Average Securitization	$1,495,432	September 2023
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheet ($ in thousands):

	June 30, 2021	December 31, 2020
Assets:
Cash	$1,955	$2,020
Commercial mortgage loans, net(1)	2,110,376	1,290,393
Other Assets	17,119	15,831
Total Assets	$2,129,450	$1,308,244
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $2.2 million and $0.7 million in 2021 and 2020, respectively)	$1,493,222	$857,043
Accounts payable, accrued expenses and other liabilities(2)	2,228	1,307
Total Liabilities	$1,495,450	$858,350
———————
(1)Net of the General CECL Allowance of $10.2 million and $4.4 million as of June 30, 2021 and December 31, 2020, respectively.
(2)Represents General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $0.4 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Net Interest Income:
Interest income from commercial mortgage loans	$20,943	$37,036
Interest expense	(6,396)	(10,986)
Net interest income	$14,547	$26,050
General and administrative expense	—	(1)
Provision for loan losses and impairments	(2,040)	(5,668)
Foreign currency gain	2,802	1,890
Net Income	$15,309	$22,271
As of June 30, 2021, we had $1.5 billion (£637.7 million, €312.4 million, and kr2.1 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
At June 30, 2021, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$121,115	$1,133,991	$—	$—	$1,255,106
DB Facility	—	413,325	—	—	413,325
Goldman Facility	133,955	—	—	—	133,955
CS Facility - USD	—	40,500	148,719	—	189,219
HSBC Facility - EUR	—	169,930	—	—	169,930
Barclays Facility - USD	—	32,693	—	—	32,693
Barclays Private Securitization	613,455	550,784	331,192	—	1,495,431
Total	$868,525	$2,341,223	$479,911	$—	$3,689,659
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at June 30, 2021, as well as the maximum and average month-end balances for the six months ended June 30, 2021 for our borrowings under secured debt arrangements ($ in thousands).

	As of June 30, 2021		For the six months ended June 30, 2021
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,255,105	$2,018,979	$1,359,053	$1,191,150
DB Facility	413,325	610,654	520,217	463,607
Goldman Facility	133,955	202,812	331,154	293,899
CS Facility - USD	189,219	271,691	369,182	266,233
HSBC Facility - EUR	169,930	214,185	174,717	165,863
Barclays Facility - USD	32,693	50,121	35,193	34,359
Barclays Private Securitization	1,495,432	2,120,617	1,495,432	1,190,667
Total	$3,689,659	$5,489,059
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

We were in compliance with the covenants under each of our secured debt arrangements at June 30, 2021 and December 31, 2020.
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
During the three and six months ended June 30, 2021 and 2020, we repaid $1.3 million and $2.5 million of principal related to the 2026 Term Loan, respectively. During the three and six months ended June 30, 2021, we repaid $0.8 million of principal related to the 2028 Term Loan.
The following table summarizes the terms of our Term Loans as of June 30, 2021 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount	Deferred Financing Costs	Carrying Value	Spread	Maturity Date
2026 Term Loan	$490,000	$(1,726)	$(6,280)	$481,994	2.75%	5/15/2026
2028 Term Loan	299,250	(2,857)	(3,818)	292,575	3.50%	3/11/2028
Total	$789,250	$(4,583)	$(10,098)	$774,569

The following table summarizes the terms of our Term Loans as of December 31, 2020 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount	Deferred Financing Costs	Carrying Value	Spread	Maturity Date
2026 Term Loan	$492,500	$(1,905)	$(7,130)	$483,465	2.75%	5/15/2026

Covenants
The Term Loans include the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
We were in compliance with the covenants under the Term Loans at June 30, 2021 and December 31, 2020.
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
Note 9 – Senior Secured Notes, Net

In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after offering expenses. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. As of June 30, 2021, the 2029 Notes had a carrying value of $493.7 million net of deferred financing costs of $6.3 million.
Covenants
The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of June 30, 2021, we were in compliance with all covenants.
Note 10 – Convertible Senior Notes, Net
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At June 30, 2021, the 2022 Notes had a carrying value of $341.7 million and an unamortized discount of $3.3 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At June 30, 2021, the 2023 Notes had a carrying value of $226.1 million and an unamortized discount of $3.9 million.
The following table summarizes the terms of the Convertible Notes as of June 30, 2021 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	1.15
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	2.29
Total	$575,000
The following table summarizes the terms of the Convertible Notes as of December 31, 2020 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	1.65
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	2.79
Total	$575,000
———————
(1)Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital.
(2)We have the option to settle any conversions in cash, shares of common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per one thousand principal amount of the Convertible Notes converted, and includes adjustments relating to cash dividend payments made by us to stockholders that have been deferred and carried-forward in accordance with, and are not yet required to be made pursuant to, the terms of the applicable supplemental indenture.

We may not redeem the Convertible Notes prior to maturity except in limited circumstances. The closing price of our common stock on June 30, 2021 of $15.95 was less than the per share conversion price of the Convertible Notes.
In accordance with ASC 470, "Debt," the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Convertible Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Convertible Notes as of their issuance date based on effective interest rates. As a result, we attributed approximately $15.4 million of the proceeds to the equity component of the Convertible Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Convertible Notes at the date of issuance. The equity component of the Convertible Notes has been reflected within additional paid-in capital in our condensed consolidated balance sheet as of June 30, 2021. The resulting debt discount is being amortized over the period during which the Convertible Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Convertible Notes will increase in subsequent reporting periods through the maturity date as the Convertible Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $7.2 million and $14.4 million for the three and six months ended June 30, 2021 and June 30, 2020. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $1.6 million and $3.1 million for the three and six months ended June 30, 2021, as compared to $1.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively.
Note 11 – Derivatives
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
The following table summarizes our non-designated foreign exchange ("Fx") forwards and our interest rate cap as of June 30, 2021:

	June 30, 2021
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	100	561,586	GBP	July 2021 - February 2026	1.69
Fx contracts - EUR	74	286,660	EUR	August 2021 - November 2025	2.22
Fx contracts - SEK	23	801,518	SEK	August 2021 - May 2026	4.06
Interest rate cap	1	500,000	USD	June 2023	1.96

The following table summarizes our non-designated Fx forwards and our interest rate cap as of December 31, 2020:

	December 31, 2020
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	93	428,493	GBP	January 2021 - December 2024	2.04
Fx contracts - EUR	69	239,466	EUR	February 2021 - August 2024	2.61
Fx contracts - SEK	N/A	0	N/A	N/A	N/A
Interest rate cap	1	500,000	USD	June 2023	2.49
We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our derivatives for the three and six months ended June 30, 2021, and 2020 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2021	2020	2021	2020
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$(2,021)	$(9,004)	$8,481	$53,432
Forward currency contracts	Realized gain (loss) on derivative instruments	(1,073)	6,009	(1,775)	14,064
Total		$(3,094)	$(2,995)	$6,706	$67,496
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

		Amount of gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2021	2020	2021	2020
Interest rate cap(1)	Unrealized (loss) gain on interest rate cap	$(111)	$738	$246	$738
Interest rate swap(2)	Unrealized gain on interest rate swap	—	50,018	—	14,470
Interest rate swap(2)	Realized loss on interest rate swap	—	(53,851)	—	(53,851)
Total		$(111)	$(3,095)	$246	$(38,643)
———————
(1)With a notional amount of $500 million at June 30, 2021 and 2020.
(2)With a notional amount of $0 at June 30, 2021 and 2020.

The following tables summarize the gross asset and liability amounts related to our derivatives at June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021			December 31, 2020
	Gross Amount of Recognized Liability	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Liability Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in our Condensed Consolidated Balance Sheet
Forward currency contracts	$28,472	$(5,578)	$22,894	$32,172	$(797)	$31,375
Interest rate cap	—	(380)	(380)	—	(134)	(134)
Total derivative liabilities	$28,472	$(5,958)	$22,514	$32,172	$(931)	$31,241

Note 12 – Participations Sold
Participations sold represents the subordinate interests in loans we originated and subsequently partially sold. We account for participations sold as secured borrowings on our condensed consolidated balance sheet with both assets and non-recourse liabilities because the participations do not qualify as a sale under ASC 860, "Transfers and Servicing." The income earned on the participations sold is recorded as interest income and an identical amount is recorded as interest expense on our condensed consolidated statements of operations.
In October 2020, we sold a $25.0 million interest, at par, in a mezzanine loan collateralized by a ground-up condominium development in New York City that we originated in December 2017. The participation interest sold accrued payment-in-kind interest, was accounted for as a secured borrowing on our condensed consolidated balance sheet, and was subordinate to our remaining mezzanine loan. The mezzanine loan was repaid at par in June 2021, and therefore, we de-recognized the related participating interest of $27.7 million, which included $2.7 million in payment-in-kind interest.
In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD) interest, at par, in a first mortgage loan collateralized by an office building located in London, United Kingdom that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD). The participation interest sold is subordinate to our remaining £70.7 million ($97.7 million assuming conversion into USD) first mortgage loan and is accounted for as a secured borrowing on our condensed consolidated balance sheet.
The table below details participations sold included in our condensed consolidated balance sheet ($ in thousands):

	June 30, 2021	December 31, 2020
Participation sold on Commercial mortgage loans	$27,662	$9,217
Participation sold on Subordinate loans and other lending assets (1)	—	25,757
Total Participations sold	$27,662	$34,974
———————
(1)Includes $0 and $0.8 million of PIK interest in 2021 and 2020, respectively.

Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	June 30, 2021	December 31, 2020
Accrued dividends payable	$52,635	$52,768
Accrued interest payable	14,695	13,979
Accounts payable and other liabilities(1)	12,792	4,775
General CECL Allowance on unfunded commitments(2)	2,444	3,365
Collateral deposited under derivative agreements	1,620	—
Total	$84,186	$74,887
  ———————
(1)Includes $5.1 million of accounts payable and other liabilities on the balance sheet of the real estate owned at June 30, 2021. Refer to "Note 5 – Real Estate Owned and Related Debt" for additional information.
(2)Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments for the six months ended June 30, 2021 and 2020, respectively.
Note 14 – Related Party Transactions
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
We incurred approximately $9.4 million and $18.8 million in base management fees under the Management Agreement for the three and six months ended June 30, 2021, respectively, as compared to $10.0 million and $20.2 million for the three and six months ended June 30, 2020, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and six months ended June 30, 2021 we paid expenses totaling $0.7 million and $1.3 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2020, respectively. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on our condensed consolidated balance sheet at June 30, 2021 and December 31, 2020 are approximately $9.4 million and $9.6 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
Loans receivable
In June 2015, we originated a $20.0 million mezzanine loan secured by pledges of equity interests in the property recorded as real estate owned on our condensed consolidated balance sheet at June 30, 2021. The mezzanine loan was subordinate to (i) a $110.0 million mortgage loan, originated by a third party, and (ii) a $24.5 million senior mezzanine loan, originated by an affiliate of the Manager. On May 24, 2021, we purchased the $24.5 million senior mezzanine loan at par from the affiliate and acquired legal title to the hotel through a deed-in-lieu of foreclosure. Refer to "Note 5 – Real Estate Owned and Related Debt" for additional information.
In January 2020, we sold £62.2 million ($81.3 million assuming conversion into USD) in a mezzanine loan and £50.0 million ($65.3 million assuming conversion into USD) unfunded commitment of a senior mortgage secured by a mixed-use property in London, United Kingdom to a fund managed by an affiliate of the Manager, that was originated by us in December 2019. This transaction was evaluated under ASC 860, "Transfers and Servicing," and we determined that it qualifies as a sale and accounted for as such (see "Note 4 -Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net").
Term Loan
In March 2021, Apollo Global Funding, LLC, an affiliate of the Manager, served as one of the eight arrangers for the issuance of our 2028 Term Loan and received $0.2 million of arrangement fees. In addition, funds managed by an affiliate of the Manager invested in $30.0 million of the 2028 Term Loan.
Senior Secured Notes
In June 2021, Apollo Global Securities, LLC, an affiliate of the Manager, served as one of the eight initial purchasers in the issuance of our 2029 Notes and received $0.4 million of initial purchasers' discounts and commissions.
Note 15 – Share-Based Payments
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
We recognized stock-based compensation expense of $4.4 million and $8.7 million during the three and six months ended June 30, 2021, respectively, related to restricted stock and RSU vesting, as compared to $4.3 million and $8.5 million for the three and six months ended June 30, 2020, respectively.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the six months ended June 30, 2021:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2020	82,235	2,455,853
Granted	35,185	14,685	$0.2
Vested	(82,235)	—	N/A
Forfeiture	—	(44,205)	N/A
Outstanding at June 30, 2021	35,185	2,426,333

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2021:

Vesting Year	Restricted Stock	RSU	Total Awards
2021	—	1,136,525	1,136,525
2022	35,185	825,630	860,815
2023	—	459,282	459,282
2024	—	4,896	4,896
Total	35,185	2,426,333	2,461,518

At June 30, 2021, we had unrecognized compensation expense of approximately $0.4 million and $25.7 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above.
RSU Deliveries
During the six months ended June 30, 2021 and 2020, we delivered 553,008 and 503,251 shares of common stock for 953,397 and 868,157 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $4.4 million and $6.5 million for the six months ended June 30, 2021 and 2020, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.
Note 16 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2021, 139,884,060 shares of common stock were issued and outstanding, and 6,770,393 shares of 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Stock") were issued and outstanding.
Dividends. The following table details our dividend activity:

	Three months ended		Six months ended
Dividends declared per share of:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Common Stock	$0.35	$0.35	$0.70	$0.75
Series B Preferred Stock	0.50	0.50	1.00	1.00
Common Stock Repurchases. As of June 30, 2021 there was $172.2 million remaining authorized under our stock repurchase program. The following table details our common stock repurchase activity during the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Shares Repurchased	—	5,495,976	—	5,795,976
Weighted Average Price	—	$7.96	—	$7.96
Note 17 – Commitments and Contingencies
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
Loan Commitments. As described in "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" at June 30, 2021, we had $1.3 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.7 years weighted average tenor of these loans.
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
As of June 30, 2021, we have not recorded any contingencies on our condensed consolidated balance sheet related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to “Note 2 - Summary of Significant Accounting Policies” for further discussion regarding COVID-19.
Note 18 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheet at June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$204,581	$204,581	$325,498	$325,498
Commercial mortgage loans, net	6,653,197	6,508,986	5,451,084	5,361,948
Subordinate loans and other lending assets, net(1)	866,908	774,257	1,045,893	1,027,582
Secured debt arrangements, net	(3,679,906)	(3,679,906)	(3,436,672)	(3,436,672)
Senior secured term loans, net	(774,569)	(784,112)	(483,465)	(475,263)
Senior secured notes, net	(493,694)	(496,145)	—	—
2022 Notes	(341,720)	(359,904)	(340,361)	(327,381)
2023 Notes	(226,065)	(234,747)	(225,293)	(214,875)
Participations sold	(27,662)	(27,695)	(34,974)	(34,919)
Debt related to real estate owned, held for sale	—	—	(33,000)	(33,000)
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
Note 19 – Net Income (Loss) per Share
ASC 260, "Earnings per share" requires the use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.
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
The table below presents the computation of basic and diluted net income per share of common stock for the three and six months ended June 30, 2021 and 2020 ($ in thousands except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Basic Earnings
Net income (loss)	$67,691	$60,201	$126,026	$(67,641)
Less: Preferred dividends	(3,385)	(3,385)	(6,770)	(6,770)
Net income (loss) available to common stockholders	$64,306	$56,816	$119,256	$(74,411)
Less: Dividends on participating securities	(849)	(719)	(1,697)	(1,521)
Basic Earnings	$63,457	$56,097	$117,559	$(75,932)

Diluted Earnings
Basic Earnings	$63,457	$56,097	$117,559	$(75,932)
Add: Dividends on participating securities	849	719	1,697	—
Add: Interest expense on Convertible Notes	8,261	8,678	16,506	—
Diluted Earnings	$72,567	$65,494	$135,762	$(75,932)

Number of Shares:
Basic weighted-average shares of common stock outstanding	139,884,060	151,523,513	139,845,178	152,735,852
Diluted weighted-average shares of common stock outstanding	170,832,186	182,083,702	170,812,544	152,735,852

Earnings Per Share Attributable to Common Stockholders
Basic	$0.45	$0.37	$0.84	$(0.50)
Diluted	$0.42	$0.36	$0.79	$(0.50)
The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Convertible Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and six months ended June 30, 2021,

28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator. For the six months ended June 30, 2020, all of the potentially issuable shares with respect to the Convertible Notes were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive while for the three months ended June 30, 2020 the same number of potentially issuable shares were included in the calculation of diluted net income per share because the effect was dilutive. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
For the three and six months ended June 30, 2021, 2,414,855 and 2,434,095 weighted-average unvested RSUs, respectively, were included in the dilutive earnings per share denominator. For the six months ended June 30, 2020, 2,017,080 weighted-average unvested RSUs were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive, while for the three months ended June 30, 2020, 2,026,918 weighted-average unvested RSUs were included in the calculation of diluted net income per share because the effect was dilutive.
Note 20 – Subsequent Events
Subsequent to the quarter ended June 30, 2021, the following events took place:
Investment activity: We committed capital of $441 million ($141 million of which was funded at closing) of a first mortgage loan. In addition, we funded approximately $32 million for previously closed loans.
Loan Repayments: We received approximately $297.3 million from loan repayments, including full repayments on two first mortgage loans.
Preferred Equity Exchange: On July 15, 2021, we exchanged all 6,770,393 shares outstanding of our Series B Preferred Stock for 6,770,393 shares of 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25.00 per share, pursuant to an exchange agreement with the two existing shareholders.
Loan Update: We own three mezzanine loans which had an aggregate carrying value at June 30, 2021 of $423 million (inclusive of $297 million of principal and $124 million of PIK interest) and are secured by the same residential-for-sale property currently under construction in Manhattan, NY. These loans include (i) a $230 million senior mezzanine loan (“Senior Mezzanine Loan”), (ii) a $112 million junior mezzanine loan (Junior Mezzanine A Loan), and (iii) an $81 million junior mezzanine loan (“Junior Mezzanine B Loan”), Junior Mezzanine A Loan and Junior Mezzanine B Loan, collectively referred to as “Junior Mezzanine Loan”.
Subsequent to June 30, 2021, a vehicle managed by an affiliate of the Manager (the "Seller") transferred its Junior Mezzanine B Loan position to the Company and in connection with this transfer, one of the property’s subordinate capital providers paid the Seller a price representing the Seller’s original principal balance on the Junior Mezzanine B Loan position with the Seller agreeing to forego its accrued interest on the Junior Mezzanine B Loan.
In conjunction with this transaction, the Company and the subordinate capital provider have agreed to a waterfall sharing arrangement pursuant to which rather than the Company receiving interest it otherwise would have been entitled to after July 1, 2021 on the Junior Mezzanine Loan, proceeds received from the sale or refinance of the underlying collateral, after repayment to priority lenders under the waterfall, will be shared between the Company and the subordinate capital provider at an agreed upon allocation.

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a high-growth, global alternative asset manager with assets under management of approximately $461.1 billion as of March 31, 2021.
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
Critical Accounting Policies
A summary of our critical accounting policies is set forth in our Annual Report under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates." See below for new critical accounting policies adopted since our Annual Report.
Real Estate Owned (and related debt)
Acquisition of real estate is accounted for using the acquisition method under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations." We recognize and measure identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, if applicable, based on their relative fair values. If applicable, we recognize and measure intangible assets and expense acquisition-related costs in the periods in which the costs are incurred and the services are received.
Real estate assets are evaluated for impairment on a quarterly basis. We consider the following factors when performing our impairment analysis: (1) Management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) our ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate.
Results of Operations
All non-USD denominated assets and liabilities are translated to USD at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Loan Portfolio Overview
The following table sets forth certain information regarding our commercial real estate debt portfolio as of June 30, 2021 ($ in thousands):

Description	Amortized Cost	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$6,653,197	4.5%	5.0%	$3,689,659	2.0%	$2,963,538
Subordinate loans and other lending assets, net	866,908	11.9%	8.8%	—	—	866,908
Total/Weighted-Average	$7,520,105	5.4%	5.5%	$3,689,659	2.0%	$3,830,446
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of June 30, 2021 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $9.8 million.
(4)    Represents loan portfolio at amortized cost less secured debt outstanding.

The following table provides details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of June 30, 2021 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Office	3	02/2020	$232	$—			02/2025	London, UK
2	Office	3	06/2019	214	22			11/2026	Berlin, Germany
3	Office	3	01/2020	204	84		Y	02/2025	Long Island City, NY
4	Office	3	10/2018	198	2			01/2022	Manhattan, NY
5	Office	3	09/2019	193	—			09/2023	London, UK
6	Office	3	10/2018	150	36	Y		10/2023	Manhattan, NY
7	Office	3	11/2017	141	—			01/2023	Chicago, IL
8	Office(1)	3	12/2017	126	—		Y	07/2022	London, UK
9	Office	3	04/2019	126	33	Y		09/2025	Culver City, CA
10	Office	3	03/2018	86	—		Y	04/2023	Chicago, IL
11	Office	3	12/2019	38	2			12/2022	Edinburgh, Scotland
12	Hotel	3	10/2019	270	44		Y	08/2024	Various, Spain
13	Hotel	3	04/2018	152	—			04/2023	Honolulu, HI
14	Hotel	3	09/2015	145	—			06/2024	Manhattan, NY
15	Hotel	3	08/2019	141	—			08/2024	Puglia, Italy
16	Hotel	3	05/2018	115	—			06/2024	Miami, FL
17	Hotel	3	03/2017	105	—			03/2022	Atlanta, GA
18	Hotel	3	11/2018	100	—			12/2023	Vail, CO
19	Hotel	3	12/2017	82	—			12/2023	Manhattan, NY
20	Hotel	3	08/2019	67	—		Y	09/2022	Manhattan, NY
21	Hotel	3	09/2019	61	—			10/2024	Miami, FL
22	Hotel	3	12/2019	60	—			01/2025	Tucson, AZ
23	Hotel	3	05/2021	59	2			06/2026	Fort Lauderdale, FL
24	Hotel	3	05/2019	52	—			06/2024	Chicago, IL
25	Hotel	3	12/2015	43	—			08/2024	St. Thomas, USVI
26	Hotel	3	02/2018	24	3			11/2024	Pittsburgh, PA
27	Urban Retail	3	12/2019	354	—			12/2023	London, UK
28	Urban Retail	3	08/2019	318	—		Y	09/2024	Manhattan, NY
29	Urban Retail(2)	5	01/2016	119	—			09/2021	Miami, FL
30	Retail center(2)	5	11/2014	105	—			09/2021	Cincinnati, OH
31	Industrial	3	03/2021	301	—			05/2026	Various, Sweden
32	Industrial	3	01/2019	197	7			02/2024	Brooklyn, NY
33	Industrial	3	06/2021	88	—			08/2022	Various, UK
34	Residential-for-sale: inventory	3	12/2019	94	3		Y	01/2023	Boston, MA
35	Residential-for-sale: construction	3	12/2018	90	13	Y		01/2024	Hallandale Beach, FL
36	Residential-for-sale: construction	3	12/2018	81	98	Y	Y	12/2023	Manhattan, NY
37	Residential-for-sale: construction	3	10/2015	66	—	Y	Y	08/2021	Manhattan, NY
38	Residential-for-sale: inventory	3	01/2018	59	4		Y	01/2023	Manhattan, NY
39	Residential-for-sale: inventory	3	05/2018	16	—		Y	12/2021	Manhattan, NY
40	Residential-for-sale: inventory	3	06/2018	7	—		Y	12/2021	Manhattan, NY
41	Multifamily	3	05/2021	82	—			05/2026	Cleveland, OH
42	Multifamily	3	04/2014	62	—			07/2023	Various
43	Multifamily	3	11/2014	54	—			11/2021	Various
44	Multifamily	3	02/2020	50	1			03/2024	Cleveland, OH
45	Portfolio(3)	3	06/2021	278	28			06/2026	Various, Germany
46	Parking Garages	3	05/2021	275	5			05/2026	Various, US
47	Healthcare	3	10/2019	228	31			10/2024	Various, UK
48	Caravan Parks	3	02/2021	226	—			02/2028	Various, UK
49	Multifamily Development(2)	5	03/2017	173	—			12/2021	Brooklyn, NY

50	Mixed Use	3	12/2019	80	1			12/2024	London, UK
51	Urban Predevelopment	3	12/2016	53	—			06/2022	Los Angeles, CA
52	Mixed Use	3	12/2019	33	824	Y	Y	06/2025	London, UK
	General CECL Allowance			(20)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.1		$6,653	$1,243			2.9 Years

Subordinate Loan and Other Lending Assets Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential-for-sale: construction(4)	3	06/2015	$230	$—	Y	Y	12/2021	Manhattan, NY
2	Residential-for-sale: construction(4)	3	05/2020	112	—	Y	Y	12/2021	Manhattan, NY
3	Residential-for-sale: construction(4)	4	11/2017	81	—	Y	Y	12/2021	Manhattan, NY
4	Healthcare(5)	3	01/2019	71	—			01/2024	Various, US
5	Healthcare(6)	3	07/2019	51	—		Y	06/2024	Various, US
6	Healthcare(5)(6)	3	02/2019	17	—		Y	01/2034	Various, US
7	Mixed Use	3	01/2017	42	—			02/2027	Cleveland, OH
8	Mixed Use	3	02/2019	40	—	Y		12/2022	London, UK
9	Mixed Use	3	12/2018	37	15	Y		12/2023	Brooklyn, NY
10	Mixed Use	3	07/2012	7	—			08/2022	Chapel Hill, NC
11	Office	3	01/2019	100	—			12/2025	Manhattan, NY
12	Office	3	07/2013	14	—			07/2022	Manhattan, NY
13	Office	3	08/2017	7	—			09/2024	Troy, MI
14	Industrial	2	05/2013	32	—			05/2023	Various, US
15	Hotel	3	06/2015	24	—			07/2025	Phoenix, AZ
16	Hotel	3	06/2018	20	—			06/2023	Las Vegas, NV
	General CECL Allowance			(18)
	Subtotal / Weighted-Average Subordinate Loans and Other Lending Assets	3.1		$867	$15			2.0 Years

	Total / Weighted-Average Loan Portfolio	3.1		$7,520	$1,258			2.8 Years
———————
(1)Includes $27.7 million of a subordinate participation sold accounted for as secured borrowing.
(2)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(3)Includes portfolio of office, industrial, retail, and other property types
(4)Loans are secured by the same property.
(5)Loan and Single Asset, Single Borrower CMBS are secured by the same properties.
(6)Single Asset, Single Borrower CMBS.

On June 30, 2021, the risk rating on a $81 million subordinate loan secured by a residential-for-sale construction loan in New York, NY (subordinate loan #3 in the table above) was changed from a "3" to a "4" due to ongoing construction delays at the project. Subsequent to quarter end, subordinate loans #2 and #3 were modified. Refer to "Note 20 - Subsequent Events" for further detail.

Our average asset and debt balances for the six months ended June 30, 2021 were ($ in thousands):

	Average month-end balances for the six months ended June 30, 2021
Description	Assets	Related debt
Commercial mortgage loans, net	$6,145,172	$3,605,778
Subordinate loans and other lending assets, net	1,035,668	—
Portfolio Management
Due to the impact of COVID-19, some of our borrowers have experienced consequences which are preventing the execution of their business plans and in some cases, causing temporary closures. As a result, we have worked with borrowers to execute loan modifications which are typically coupled with additional equity contributions from borrowers. Loan modifications to date have included repurposing of reserves, temporary deferrals of interest or principal, and partial deferral of coupon interest as payment-in-kind interest.
Investment Activity
During the six months ended June 30, 2021, we committed $1.4 billion of capital to loans ($1.3 billion was funded at closing). In addition, during the six months ended June 30, 2021, we received $573.6 million in repayments and funded $240.0 million for loans closed prior to 2021.
Net Income (Loss) Available to Common Stockholders
For the three months ended June 30, 2021 and 2020, our net income available to common stockholders was $64.3 million, or $0.42 per diluted share of common stock, and $56.8 million, or $0.36 per diluted share of common stock, respectively. For the six months ended June 30, 2021 and 2020, our net income (loss) available to common stockholders was $119.3 million, or $0.79 per diluted share of common stock, and $(74.4) million, or $(0.50) per diluted share of common stock, respectively.
Operating Results
In connection with our adoption of the amendment to Item 303 of Regulation S-K commencing January 1, 2021 we changed our basis of comparison to compare the current period to the previous period rather than the same period in the previous year. The reason for this change is because we believe comparing the most recent period allows us to provide a more meaningful discussion to changes in operating results given our business and target assets.
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to both the same period in the previous year and the most recently reported period ($ in thousands):

	Three Months Ended		Q2'21 vs. Q1'21	Six months ended		2021 vs. 2020
	June 30, 2021	March 31, 2021		June 30, 2021	June 30, 2020
Net interest income:
Interest income from commercial mortgage loans	$82,447	$75,356	$7,091	$157,803	$157,496	$307
Interest income from subordinate loans and other lending assets	31,775	31,459	316	63,234	66,634	(3,400)
Interest expense	(39,737)	(35,664)	(4,073)	(75,401)	(78,703)	3,302
Net interest income	74,485	71,151	3,334	145,636	145,427	209
Operations related to real estate owned:
Revenue from real estate owned operations	1,374	—	1,374	1,374	—	1,374
Operating expenses related to real estate owned	(1,994)	—	(1,994)	(1,994)	—	(1,994)
Depreciation and amortization on real estate owned	(452)	—	(452)	(452)	—	(452)
Net loss related to real estate owned	(1,072)	—	(1,072)	(1,072)	—	(1,072)
Operating expenses:
General and administrative expenses	(6,734)	(6,940)	206	(13,674)	(12,956)	(718)
Management fees to related party	(9,440)	(9,364)	(76)	(18,804)	(20,225)	1,421
Total operating expenses	(16,174)	(16,304)	130	(32,478)	(33,181)	703
Other income	17	92	(75)	109	1,351	(1,242)
Realized loss on investments	(20,000)	—	(20,000)	(20,000)	(16,405)	(3,595)
Realized losses and impairments on real estate owned	—	(550)	550	(550)	—	(550)
Reversal of (provision for) loan losses - Specific CECL Allowance, net	30,000	—	30,000	30,000	(140,500)	170,500
Reversal of (provision for) loan losses - General CECL Allowance, net	(414)	1,238	(1,652)	824	(17,796)	18,620
Gain (loss) on foreign currency forward contracts	(3,094)	9,800	(12,894)	6,706	67,496	(60,790)
Foreign currency translation (gain) loss	4,054	(7,449)	11,503	(3,395)	(35,390)	31,995
Gain (loss) on interest rate hedging instruments	(111)	357	(468)	246	(38,643)	38,889
Net income (loss)	$67,691	$58,335	$9,356	$126,026	$(67,641)	$193,667

Net Interest Income
Net interest income increased by $3.3 million during the three months ended June 30, 2021 compared to the three months ended March 31, 2021. This increase was primarily due to interest income on $790.2 million in originations and $221.2 million of add on fundings during the three months ended June 30, 2021 and was partially offset by $302.2 million of full repayments and $39.4 million of partial repayments during the three months ended June 30, 2021 and a $4.1 million increase in interest expense as a result of an increase in our average debt balance during the three months ended June 30, 2021.
We recognized PIK interest of $13.7 million, and $16.8 million for the three months ended June 30, 2021 and March 31, 2021, respectively.
We recognized $0.7 million pre-payment penalties and accelerated fees for the three months ended June 30, 2021 and none for the three months ended March 31, 2021.
Net interest income increased $0.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. There was no material change in net interest income between these comparable periods.
Operations Related to Real Estate Owned
In 2017, we originated a $20.0 million junior mezzanine loan which was subordinate to: (i) a $110.0 million mortgage loan, and (ii) a $24.5 million senior mezzanine loan, secured by a full-service luxury hotel in Washington, D.C. On May 24, 2021, we acquired legal title to the hotel through a deed-in-lieu of foreclosure and the criteria for held-for-sale classification in ASC Topic 360, "Property, Plant, and Equipment" were not met. The assets and liabilities related to the hotel were assumed at their estimated fair value at acquisition and presented net of accumulated depreciation and impairment charges. Result of operations from the hotel are comprised of operating revenue, expenses and real estate asset depreciation.
Refer to "Note 5 - Real Estate Owned" for more information related to our impairment and realized losses on real estate owned.
Operating Expenses
General and administrative expenses
General and administrative expenses decreased by $0.2 million for the three months ended June 30, 2021 compared to the three months ended March 31, 2021. There was no material change in general and administrative expenses between these comparable periods.
General and administrative expenses increased by $0.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by a $0.5 million increase in general and administrative expenses and a $0.2 million increase in non-cash restricted stock and RSU amortization related to shares of stock awarded under the LTIPs.
Management fees to related party
Management fee expense increased by $0.1 million during the three months ended June 30, 2021 as compared to the three months ended March 31, 2021.
Management fee expense decreased by $1.4 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease is primarily attributable to a decrease in our stockholders’ equity (as defined in the Management Agreement) as a result of our common stock repurchase of 14,532,632 shares between April 2020 and December 2020.
Realized loss on investments and Reversal of (provision for) loan losses - Specific CECL Allowance, net
During the six months ended June 30, 2020, we recorded new Specific CECL Allowance on five loans and increased the Specific CECL Allowance on two loans that previously had loan loss provisions, primarily due to the impact from COVID-19. Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance.
In 2017, we originated a $20.0 million junior mezzanine loan which was subordinate to: (i) a $110.0 million mortgage loan, and (ii) a $24.5 million senior mezzanine loan, secured by a full-service luxury hotel in Washington, D.C. During the first quarter of 2020, we recorded a $10.0 million Specific CECL Allowance and placed our junior mezzanine loan on non-accrual status.
On May 24, 2021, we purchased the $24.5 million senior mezzanine loan at par and acquired legal title to the hotel through a deed-in-lieu of foreclosure. We assumed the hotel’s assets and liabilities (including the $110.0 million mortgage loan) and recorded an additional $10.0 million charge reflecting the difference between the fair value of the hotel’s net assets and the carrying amount of the loan. This $10.0 million loss on title assumption plus the previously recorded Specific CECL Allowance of $10.0 million represents the $20.0 million recorded as a realized loss on investments in our condensed consolidated statement of operations.
Refer to "Note 5 - Real Estate Owned" for more information related to our impairment and realized losses on real estate owned.
The table below illustrates the total amounts recorded in the statement of operations during the three months ended June

30, 2021 for realized losses on investments and the related reversals of previously recorded Specific CECL Allowances ($ in thousands):

	Property type	Location	Realized Loss on Investments	Reversal of (provision for) loan losses, net	Net increase in the Statement of Operations

	Multifamily Development	Brooklyn, NY	$—	$20,000	$20,000
	Hotel	Washington, D.C.	(20,000)	10,000	(10,000)
Sub-Total:			$(20,000)	$30,000	$10,000

	Increase in General CECL Allowance		$—	$(414)	$(414)
Total:			$(20,000)	$29,586	$9,586
Realized losses and impairment on real estate owned
During the first quarter of 2021, our real estate owned, held for sale asset was reviewed for possible impairment due to a change in expected time to sell the asset. A $0.6 million impairment loss was recorded during the three months ended March 31, 2021, which was fully realized when the property was sold during the second quarter of 2021. Refer to "Note 5 - Real Estate Owned" for more information related to our impairment and realized losses on real estate owned.
Reversal of (provision for) loan losses - General CECL Allowance, net
During the three months ended June 30, 2021, our General CECL Allowance increased by $0.4 million. The increase is primarily related to new loan originations, which were partially offset by the seasoning of our loan portfolio and improved macroeconomic outlook.
Our General CECL Allowance decreased $18.6 million for six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was largely due to improvement of economic conditions, specifically as it relates to the understanding and outlook of COVID-19, as well as the seasoning of our loan portfolio.
Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Foreign currency gain (loss) and gain (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three months ended June 30, 2021 and March 31, 2021 was $1.0 million and $2.4 million, respectively. The net impact for six months ended June 30, 2021 and June 30, 2020 was $3.3 million and $32.1 million, respectively. During the six months ended June 30, 2020 there was a significant fall in USD foreign exchange rates, caused by COVID-19, which increased our unrealized gain from hedges on our future expected interest cash flows. As hedges on our future expected interest cash flows have no offset in foreign currency gain (loss) it caused the large balance noted above.
Gain (loss) on interest rate hedges
In the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our 2026 Term Loan to 3.50%. During the three months ended June 30, 2021 and March 31, 2021, the interest rate cap had an unrealized gain (loss) of $(0.1) million and $0.4 million, respectively.
We previously used an interest rate swap to manage exposure to variable cash flows on portions of our borrowings under our 2026 Term Loan. The interest rate swap agreement allowed us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow. During the six months ended June 30, 2020 we recognized a realized loss on the interest rate swap of $53.9 million. During the second quarter of 2020, we terminated this interest rate swap.
Dividends
The following table details our dividend activity:

	Three months ended		Six months ended
Dividends declared per share of:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Common Stock	$0.35	$0.35	$0.70	$0.75
Series B Preferred Stock	0.50	0.50	1.00	1.00
Subsequent Events
Refer to "Note 20 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2021.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. As of June 30, 2021, we had $1.9 billion, at face value, of corporate debt and $3.7 billion of asset specific financings. We have no corporate debt maturities until August 2022. As of June 30, 2021, we had $205 million of cash on hand and $21.9 million of approved and undrawn capacity from our secured debt arrangements. In addition, we have a significant amount of unencumbered loan assets. In light of COVID-19 and its severe impact on the economy we have taken steps to increase our cash balances in order to maintain an adequate level of liquidity to meet future outflows. As the duration and severity of the COVID-19 pandemic, as well as the efficacy of the vaccines or other remedies and the speed of their distribution and administration, remain unknown, so does the impact it will have on our borrowers, lenders, and the economy as a whole. We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. At this time we believe we have the ability to generate and obtain adequate amounts of cash to meet financial obligations. See "Contractual Obligations and Commitments" below for further detail.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2021	December 31, 2020
Debt to Equity Ratio (1)	2.3	1.8
———————
(1)Represents total debt less cash and loan proceeds held by servicer (recorded with Other Assets, see "Note 6 - Other Assets" for more information) to total stockholders' equity.
Our primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See "Results of Operations – Loan Portfolio Overview" above for a summary of interest rates related to our investment portfolio as of June 30, 2021.
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
As of June 30, 2021, we had $1.3 billion (including £83.1 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility

In March 2020, through an indirect wholly-owned subsidiary, we entered into a Third Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch (the "DB Facility"). During the first quarter of 2021, we amended the DB Facility to reduce the commitment from $1.0 billion to $700.0 million ($413.3 million drawn at June 30, 2021) for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties, located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. The DB Facility matures in March 2022, and has a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2021, we had $413.3 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
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
As of June 30, 2021, we had $134.0 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
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
As of June 30, 2021, we had $189.2 million of borrowings outstanding under the CS Facility — USD secured by certain of our commercial mortgage loans.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The HSBC Facility — EUR was extended during the six months ended June 30, 2021 and matures in July 2022. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2021, we had $169.9 million (€143.3 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility — EUR secured by one commercial mortgage loan.
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
As of June 30, 2021, we had $32.7 million of borrowings outstanding under the Barclays Facility — USD secured by one commercial mortgage loan.
Barclays Private Securitization

In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes. The Barclays Private Securitization finances the loans that were previously financed under the Barclays Facility - GBP/EUR. In June 2020, we pledged an additional commercial mortgage loan with an outstanding principal balance of £26.0 million and pledged additional collateral of a financed loan of €5.3 million as of June 30, 2020. During the quarter ended March 31, 2021, we pledged two additional commercial mortgage loans with outstanding principal balances of $227.4 million (£165.0 million assuming conversion into USD) and $187.4 million (kr1.6 billion assuming conversion into USD) as of March 31, 2021. During the quarter ended June 30, 2021, we pledged an additional commercial mortgage loan with an outstanding principal balance of $281.7 million (€237.6 million assuming conversion into USD), and pledged additional collateral of a financed loan of $114.7 million (kr1.0 billion assuming conversion into USD).
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
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of June 30, 2021 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$881,976	August 2024
Total/Weighted-Average SEK	242,964	May 2022
Total/Weighted-Average EUR	370,492	June 2022(2)
Total/Weighted-Average Securitization	$1,495,432	September 2023
———————
(1)Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(2)The EUR portion of the Barclays Private Securitization has an "evergreen" feature such that the facility continues for one year and can be terminated by either party on certain dates with, depending on the date of notice, a minimum of nine to twelve months' notice.

As of June 30, 2021, we had $1.5 billion (£637.7 million, €312.4 million, and kr2.1 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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
We were in compliance with the covenants under each of our secured debt arrangements at June 30, 2021 and December 31, 2020.
Senior Secured Term Loan
In May 2019, we entered into the $500.0 million 2026 Term Loan. During the six months ended June 30, 2021, we repaid $3.3 million of principal related to the 2026 Term Loan. The 2026 Term Loan bears interest at LIBOR plus 2.75%, was issued at a price of 99.5%, and matures in May 2026.
In March 2021, we entered into the $300.0 million 2028 Term Loan. The 2028 Term Loan bears interest at LIBOR (with a floor of 0.50%) plus 3.50%, was issued at a price of 99.0%, and matures in March 2028.
The outstanding Term Loans principal balance as of June 30, 2021 and December 31, 2020 was $789.3 million and $492.5 million, respectively. The Term Loans contain restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The Term Loans include the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
Senior Secured Notes
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after offering expenses. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities.
As of June 30, 2021, the 2029 Notes had a carrying value of $493.7 million net of deferred financing costs of $6.3 million. The 2029 notes requires that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1.
Convertible Senior Notes
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At June 30, 2021, the 2022 Notes had a carrying value of $341.7 million and an unamortized discount of $3.3 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At June 30, 2021, the 2023 Notes had a carrying value of $226.1 million and an unamortized discount of $3.9 million.
Other Potential Sources of Financing
Our primary sources of cash currently consist of cash available, which was $204.6 million as of June 30, 2021, principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings. As of June 30, 2021 we also held $2.0 billion of unencumbered assets, consisting of $1.1 billion of senior mortgages and $0.9 billion of mezzanine loans.
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
At June 30, 2021, our debt-to-equity ratio was 2.3 and our portfolio was comprised of $6.7 billion of commercial mortgage loans and $0.9 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.
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
The board of directors must approve any change in or waiver to these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of June 30, 2021 are summarized as follows ($ in thousands):

	Less than 1 year (1)	1 to 2 years(1)	2 to 3 years (1)	3 to 5 years (1)	More than 5 years (1)	Total
Secured debt arrangements(1)(2)	$938,650	$819,993	$1,605,270	$491,843	$—	$3,855,756
Senior Secured Notes	23,125	23,125	23,125	46,250	1,065,868	1,181,493
Senior secured term loan(2)	34,158	33,892	33,697	529,725	303,650	935,122
Convertible senior notes	28,750	359,881	234,121	—	—	622,752
Unfunded loan commitments (3)	598,269	459,990	160,291	1,627	—	1,220,178
Total	$1,622,952	$1,696,881	$2,056,504	$1,069,445	$1,369,518	$7,815,301
———————
(1)     Assumes underlying assets are financed through the fully extended maturity date of the secured debt arrangement.
(2)     Based on the applicable benchmark rates as of June 30, 2021 on the floating rate debt for interest payments due.
(3)     Based on fully extended maturity and our expected funding schedule, which is based upon the Manager’s estimates based upon the best information available to the Manager at the time. There is no assurance that the payments will occur in accordance with these estimates or at all, which could affect our operating results. Refer to "Note 17 – Commitments and Contingencies" for further detail regarding unfunded loan commitments.

Loan Commitments. As of June 30, 2021, we had $1.2 billion of unfunded loan commitments, comprised of $1.2 billion related to our commercial mortgage loan portfolio, and $14.6 million related to our subordinate loan portfolio.
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
Forward Currency Contracts. We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. We have entered into a series of forward contracts to sell an amount of foreign currency (GBP, SEK and EUR) for an agreed upon amount of USD at various dates through May 2026. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments. Refer to "Note 11- Derivatives" to the accompanying condensed consolidated financial statements for details regarding our forward currency contracts.
Interest Rate Cap. In June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under our senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. Refer to "Note 11- Derivatives" to the accompanying condensed consolidated financial statements for details regarding our interest rate cap.
Off-balance Sheet Arrangements
As of June 30, 2021, we have interests in two unconsolidated joint ventures, each of which owns underlying properties that secure one of our first mortgage loans, respectively. The unconsolidated joint ventures were deemed to be VIEs, of which we are not the primary beneficiary. Accordingly, the VIEs are not consolidated in our condensed consolidated financial statements as of June 30, 2021. Our maximum exposure to loss from these commercial mortgage loans is limited to their carrying value, which as of June 30, 2021 was $224.6 million.
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
As of June 30, 2021, we had 6,770,393 shares of Series B Preferred Stock outstanding, which entitles holders to receive dividends that are payable quarterly in arrears. The Series B Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: (i) from, and including, the original date of issuance of the Series B Preferred Stock to, but excluding, September 20, 2020, at an initial rate of 8.00% per annum of the $25.00 per share liquidation preference; and (ii) from, and including, September 20, 2020, at the rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference. Except under certain limited circumstances, the Series B Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. We may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
Non-GAAP Financial Measures
Distributable Earnings
Beginning in the fourth quarter of 2020 to more appropriately reflect the principal purpose of the measure, "Operating Earnings" was relabeled "Distributable Earnings", a non-GAAP financial measure. The definition continues to be net income (loss) available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items (including depreciation and amortization related to real estate owned) included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses)

related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Convertible Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Distributable Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors. For the three and six months ended June 30, 2021, our Distributable Earnings were $38.8 million, or $0.27 per share, and $94.4 million, or $0.66 per share, respectively as compared to $(11.3) million, or $(0.07) per share, and $51.4 million, or $0.33 per share, respectively, for the same period in the prior year.
The weighted-average diluted shares outstanding used for Distributable Earnings per weighted-average diluted share has been adjusted from weighted-average diluted shares under GAAP to exclude shares issued from a potential conversion of the Convertible Notes. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, these potentially issuable shares are excluded until a conversion occurs, which we believe is a useful presentation for investors. We believe that excluding shares issued in connection with a potential conversion of the Convertible Notes from our computation of Distributable Earnings per weighted average diluted share is useful to investors for various reasons, including the following: (i) conversion of Convertible Notes to shares requires both the holder of a note to elect to convert the Convertible Note and for us to elect to settle the conversion in the form of shares (ii) future conversion decisions by note holders will be based on our stock price in the future, which is presently not determinable; (iii) the exclusion of shares issued in connection with a potential conversion of the Convertible Notes from the computation of Distributable Earnings per weighted-average diluted share is consistent with how we treat other unrealized items in our computation of Distributable Earnings per weighted-average diluted share; and (iv) we believe that when evaluating our operating performance, investors and potential investors consider our Distributable Earnings relative to our actual distributions, which are based on shares outstanding and not shares that might be issued in the future.
For the three and six months ended June 30, 2021, 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator. For the six months ended June 30, 2020, all of the potentially issuable shares with respect to the Convertible Notes were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive while for the three months ended June 30, 2020 the same number of potentially issuable shares were included in the calculation of diluted net income per share because the effect was dilutive. Refer to "Note 19 -Net Income (Loss) per Share" for further discussion.
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings ($ in thousands, except Price):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted-Averages	Shares	Shares	Shares	Shares
Diluted shares - GAAP	170,832,186	182,083,702	170,812,544	152,735,852
Potential shares issued under conversion of the Convertible Notes	(28,533,271)	(28,533,271)	(28,533,271)	—
Unvested RSUs	—	—	—	2,017,080
Diluted shares - Distributable Earnings	142,298,915	153,550,431	142,279,273	154,752,932

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
As discussed in “Note 11 - Derivatives” we terminated our interest rate swap, which we used to manage exposure to variable cash flows on our borrowings under our senior secured term loan, in the second quarter of 2020 and recorded a realized loss in our condensed consolidated statement of operations. We have not had an interest rate swap on our condensed consolidated balance sheet since this termination. In addition, as discussed in “Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net,” we recorded a net realized loss on the sale of seven of our commercial real estate loans, two restructurings, one payoff of a previously impaired loan, and one foreclosure.
We also believe it is useful to our investors to present Distributable Earnings prior to realized losses and impairments on real estate owned, investments and interest rate swap to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to realized losses and impairments on real estate owned, investments and interest rate swap, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.
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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to realized losses and impairments on real estate owned, investments and interest rate swap ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss) available to common stockholders	$64,306	$56,816	$119,256	$(74,411)
Adjustments:
Equity-based compensation expense	4,357	4,252	8,744	8,515
Unrealized loss on interest rate swap	—	(50,018)	—	(14,470)
(Gain) Loss on foreign currency forwards	3,094	2,995	(6,706)	(67,496)
Foreign currency (gain) loss, net	(4,054)	(2,559)	3,395	35,390
Unrealized (gain) loss on interest rate cap	111	(738)	(246)	(738)
Realized gains (losses) relating to interest income on foreign currency hedges, net	(719)	1,088	(1,339)	1,344
Realized gains relating to forward points on foreign currency hedges, net	6	1,318	12	3,489
Amortization of the convertible senior notes related to equity reclassification	812	765	1,612	1,519
Depreciation and amortization on real estate owned	452	—	452	—
Provision for (reversal of) loan losses and impairments	(29,586)	(25,169)	(30,824)	158,296
Realized losses and impairments on real estate owned and investments	20,000	16,405	20,550	16,405
Realized loss on interest rate swap	—	53,851	—	53,851
Total adjustments:	(5,527)	2,190	(4,350)	196,105
Distributable Earnings prior to realized losses and impairments on real estate owned, investments, and interest rate swap	$58,779	$59,006	$114,906	$121,694

Realized losses and impairments on real estate owned and investments	$(20,000)	$(16,405)	$(20,550)	$(16,405)
Realized loss on interest rate swap	—	(53,851)	—	(53,851)
Distributable Earnings	$38,779	$(11,250)	$94,356	$51,438
Diluted Distributable Earnings per share prior to realized losses and impairments on real estate owned, investments, and interest rate swap	$0.41	$0.38	$0.81	$0.79
Diluted Distributable Earnings per share of common stock	$0.27	$(0.07)	$0.66	$0.33
Weighted-average diluted shares - Distributable Earnings	142,298,915	153,550,431	142,279,273	154,752,932

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	June 30, 2021	December 31, 2020
Stockholders' Equity	$2,294,608	$2,270,529
Series B Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$2,125,348	$2,101,269
Common Stock	139,884,060	139,295,867
Book value per share	$15.19	$15.08

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2020	$15.08
General CECL Allowance	0.30
Book value per share at December 31, 2020 prior to General CECL Allowance	$15.38
Earnings in excess of dividends	0.10
Net reversal of Specific CECL Allowance	0.07
Net unrealized gain on currency hedges	0.01
Vesting and delivery of RSUs	(0.08)
Book value per share at June 30, 2021 prior to General CECL Allowance and depreciation and amortization	$15.48
General CECL Allowance and depreciation and amortization	(0.29)
Book value per share at June 30, 2021	$15.19

We believe that presenting book value per share with sub-totals prior to the CECL Allowances and depreciation and amortization is useful for investors for various reasons, including, among other things, analyzing our compliance with financial covenants related to tangible net worth and debt-to-equity under our secured debt arrangements and senior secured term loan, which permit us to add the General CECL Allowance to our GAAP stockholders' equity. Given that our lenders consider book value per share prior to the General CECL Allowance as an important metric related to our debt covenants, we believe disclosing book value per share prior to the General CECL Allowance is important to investors such that they have the same visibility. We further believe that presenting book value before depreciation and amortization is useful to investors since it is a non-cash expense included in net income and is not representative of our core business and ongoing operations.

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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following June 30, 2021, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)
USD	$1,453,705	$(7,492)	$(0.05)	$1,708	$0.01
GBP	629,107	284	—	58	—
SEK	60,741	270	—	—	—
EUR	297,752	1,473	0.01	—	—
Total:	$2,441,305	$(5,465)	$(0.04)	$1,766	$0.01
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
During the period ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within ARI to disclose material information otherwise required to be set forth in our periodic reports.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. See "Note 17-Commitments and Contingencies" for further detail regarding legal proceedings.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in "Item 1A. Risk Factors" in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-4 (Registration No. 333-210632).

3.3
Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.'s 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on July 20, 2021 (File No.: 001-34452)

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

4.6
Indenture dated as of June 29, 2021, by and among Apollo Commercial Real Estate Finance, Inc., as issuer, ACREFI Operating, LLC, ARM Operating, LLC and ACREFI Mortgage Lending, LLC, as guarantors, Wells Fargo Bank, National Association, as trustee and notes collateral agent (including the form of Apollo Commercial Real Estate Finance, Inc.’s 4.625% Senior Secured Notes due 2029), incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on July 6, 2021 (File No.: 001-34452).

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

Apollo Commercial Real Estate Finance, Inc.

July 26, 2021	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

July 26, 2021	By:	/s/ Jai Agarwal
Jai Agarwal Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)