Form 10-Q
period 2021-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2021-10-25
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2021, there were 139,894,060 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$243,414	$325,498
Commercial mortgage loans, net(1)(2)	6,397,772	5,451,084
Subordinate loans and other lending assets, net(2)	817,759	1,045,893
Real estate owned, net (net of $1,548 accumulated depreciation in 2021)	152,817	—
Other assets	54,510	74,640
Subordinate loan, held for sale	41,773	—
Derivative assets, net	9,787	—
Real estate owned, held for sale, net	—	42,905
Total Assets	$7,717,832	$6,940,020
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $11,556 and $12,993 in 2021 and 2020, respectively)	$3,439,302	$3,436,672
Senior secured term loans, net (net of deferred financing costs of $9,466 and $7,130 in 2021 and 2020, respectively)	773,397	483,465
Senior secured notes, net (net of deferred financing costs of $6,107 and $0 in 2021 and 2020, respectively)	493,893	—
Convertible senior notes, net	568,874	565,654
Accounts payable, accrued expenses and other liabilities(3)	99,393	74,887
Participations sold	26,948	34,974
Debt related to real estate owned, held for sale	—	33,000
Derivative liabilities, net	—	31,241
Payable to related party	9,583	9,598
Total Liabilities	5,411,390	4,669,491
Commitments and Contingencies (see Note 17)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B, 0 and 6,770,393 shares issued and outstanding ($0 and $169,260 liquidation preference), respectively, and Series B-1, 6,770,393 and 0 shares issued and outstanding ($169,260 and $0 liquidation preference), respectively (see Note 16)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 139,894,060 and 139,295,867 shares issued and outstanding in 2021 and 2020, respectively	1,399	1,393
Additional paid-in-capital	2,716,617	2,707,792
Accumulated deficit	(411,642)	(438,724)
Total Stockholders’ Equity	2,306,442	2,270,529
Total Liabilities and Stockholders’ Equity	$7,717,832	$6,940,020
(1) Includes $5,593,505 and $5,418,999 pledged as collateral under secured debt arrangements in 2021 and 2020, respectively
(2) Net of $177,684 and $213,102 CECL Allowances in 2021 and 2020, respectively, comprised of $145,000 and $175,000 Specific CECL Allowance and $32,684 and $38,102 General CECL Allowance, respectively.
(3) Includes $2,193 and $3,365 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2021 and 2020, respectively.
See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net interest income:
Interest income from commercial mortgage loans	$84,304	$74,522	$242,107	$232,018
Interest income from subordinate loans and other lending assets	18,836	28,857	82,070	95,491
Interest expense	(42,391)	(34,824)	(117,792)	(113,527)
Net interest income	$60,749	$68,555	$206,385	$213,982
Revenue from real estate owned operations	5,896	—	7,270
Total net revenue	$66,645	$68,555	$213,655	$213,982
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,405 and $13,149 in 2021 and $4,212 and $12,727 in 2020, respectively)	$(6,561)	$(6,624)	$(20,235)	$(19,580)
Management fees to related party	(9,583)	(9,927)	(28,387)	(30,152)
Operating expenses related to real estate owned	(6,914)	—	(8,908)	—
Depreciation and amortization on real estate owned	(1,096)	—	(1,548)	—
Total operating expenses	$(24,154)	$(16,551)	$(59,078)	$(49,732)
Other income	$3,676	$128	$3,785	$1,479
Realized loss on investments	—	(1,037)	(20,000)	(17,442)
Reversal of (provision for) loan losses, net(1)	5,766	6,342	36,590	(151,954)
Realized losses and impairments on real estate owned	—	—	(550)	—
Foreign currency translation gain (loss)	(24,413)	27,002	(27,808)	(8,388)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $32,376 and $40,857 in 2021 and $(35,076) and $18,356 in 2020, respectively)	32,947	(34,537)	39,653	32,959
Gain (loss) on interest rate hedging instruments	(75)	(564)	171	(39,207)
Net income (loss)	$60,392	$49,338	$186,418	$(18,303)
Preferred dividends	(3,126)	(3,385)	(9,896)	(10,155)
Net income (loss) available to common stockholders	$57,266	$45,953	$176,522	$(28,458)
Net income (loss) per share of common stock:
Basic	$0.40	$0.31	$1.24	$(0.20)
Diluted	$0.38	$0.31	$1.18	$(0.20)
Basic weighted-average shares of common stock outstanding	139,891,777	146,612,313	139,860,882	150,679,773
Diluted weighted-average shares of common stock outstanding	170,884,172	146,612,313	170,836,682	150,679,773
Dividend declared per share of common stock	$0.35	$0.35	$1.05	$1.10
———————
(1) Comprised of $0, $30,000, $550 and $(139,950) Specific CECL Reversals (Allowance) for the three and nine months ended September 30, 2021 and 2020, respectively, and $5,766, $6,590, $5,792, and $(12,004) of General CECL Reversals (Allowance) for the three and nine months ended September 30, 2021 and 2020, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2021	6,770,393	$68	139,295,867	$1,393	$2,707,792	$(438,724)	$2,270,529
Capital increase related to Equity Incentive Plan	—	—	553,008	5	103	—	108
Offering costs	—	—	—	—	(40)	—	(40)
Net income	—	—	—	—	—	58,335	58,335
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(49,794)	(49,794)
Balance at March 31, 2021	6,770,393	$68	139,848,875	$1,398	$2,707,855	$(433,568)	$2,275,753
Capital increase related to Equity Incentive Plan	—	—	35,185	1	4,357	—	4,358
Net income	—	—	—	—	—	67,691	67,691
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(49,809)	(49,809)
Balance at June 30, 2021	6,770,393	$68	139,884,060	$1,399	$2,712,212	$(419,071)	$2,294,608
Capital increase related to Equity Incentive Plan	—	—	10,000	—	4,405	—	4,405
Retirement of Series B Preferred Stock	(6,770,393)	(68)	—	—	—	—	(68)
Issuance of Series B-1 Preferred Stock	6,770,393	68	—	—	—	—	68
Net income	—	—	—	—	—	60,392	60,392
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,126)	(3,126)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(49,837)	(49,837)
Balance at September 30, 2021	6,770,393	$68	139,894,060	$1,399	$2,716,617	$(411,642)	$2,306,442

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2020	6,770,393	$68	153,537,296	$1,535	$2,825,317	$(196,945)	$2,629,975
Adoption of ASU 2016-13	—	—	—	—	—	(30,867)	(30,867)
Capital increase (decrease) related to Equity Incentive Plan	—	—	503,251	5	(2,236)	—	(2,231)
Repurchase of common stock	—	—	(300,000)	(3)	(2,438)	—	(2,441)
Net loss	—	—	—	—	—	(127,842)	(127,842)
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.40 per share	—	—	—	—	—	(62,298)	(62,298)
Balance at March 31, 2020	6,770,393	$68	153,740,547	$1,537	$2,820,643	$(421,337)	$2,400,911
Capital increase related to Equity Incentive Plan	—	—	82,235	1	4,251	—	4,252
Repurchase of common stock	—	—	(5,495,976)	(55)	(43,783)	—	(43,838)
Net income	—	—	—	—	—	60,201	60,201
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(52,635)	(52,635)
Balance at June 30, 2020	6,770,393	$68	148,326,806	$1,483	$2,781,111	$(417,156)	$2,365,506
Capital increase related to Equity Incentive Plan	—	—	160	—	4,212	—	4,212
Repurchase of common stock	—	—	(5,038,619)	(50)	(45,472)	—	(45,522)
Net income	—	—	—	—	—	49,338	49,338
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,868)	(50,868)
Balance at September 30, 2020	6,770,393	$68	143,448,187	$1,433	$2,739,851	$(422,071)	$2,319,281

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the nine months ended September 30,
	2021	2020
Cash flows provided by operating activities:
Net income (loss)	$186,418	$(18,303)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium and PIK	(61,029)	(53,670)
Amortization of deferred financing costs	9,358	9,652
Equity-based compensation	13,149	12,721
Provision for (reversal of) loan losses, net	(36,590)	151,954
Foreign currency loss	28,155	34,225
Unrealized gain on derivative instruments	(41,028)	(33,000)
Loss from unconsolidated joint venture	161	—
Depreciation and amortization	1,548	—
Realized losses and impairments on investments and real estate owned	20,550	17,442
Changes in operating assets and liabilities:
Proceeds received from PIK interest	35,400	—
Other assets	772	(6,251)
Accounts payable, accrued expenses and other liabilities	8,024	(1,233)
Payable to related party	(15)	(503)
Net cash provided by operating activities	164,873	113,034
Cash flows used in investing activities:
New funding of commercial mortgage loans	(1,463,619)	(457,449)
Add-on funding of commercial mortgage loans	(226,773)	(262,193)
Add-on funding of subordinate loans and other lending assets	(132,302)	(47,627)
Proceeds received from the repayment and sale of commercial mortgage loans	725,196	528,782
Proceeds received from the repayment of subordinate loans and other lending assets	236,770	5,122
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	21,058	6,420
Proceeds received from the sale of real estate owned, held for sale	42,356	—
Cash received from hotel title assumption	4,148	—
Capital expenditures on real estate assets	(65)	—
Increase in collateral related to derivative contracts, net	29,450	25,130
Net cash used in investing activities	(763,781)	(201,815)
Cash flows provided by financing activities:
Payment of offering costs	(40)	—
Repurchase of common stock	—	(91,801)
Proceeds from secured debt arrangements	1,173,613	1,465,757
Repayments of secured debt arrangements	(1,126,627)	(1,083,849)
Repayments of senior secured term loan principal	(5,250)	(3,750)
Proceeds from issuance of senior secured term loan	297,000	—
Proceeds from issuance of senior secured notes	500,000	—
Repayment of debt related to real estate owned	(143,073)	—
Payment of deferred financing costs	(14,816)	(8,092)
Other financing activities	(4,278)	(6,494)
Dividends on common stock	(149,809)	(186,883)
Dividends on preferred stock	(9,896)	(10,155)
Net cash provided by financing activities	516,824	74,733
Net (decrease) in cash and cash equivalents	(82,084)	(14,048)
Cash and cash equivalents, beginning of period	325,498	452,282
Cash and cash equivalents, end of period	$243,414	$438,234
Supplemental disclosure of cash flow information:
Interest paid	$96,092	$100,573
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$52,398	$54,254
Change in participation sold	$19,644	$—
Repayments of PIK on participation sold	$(27,670)	$—
Loan proceeds held by servicer	$8,732	$—
Deferred financing costs, not yet paid	$4,145	$2,596
Transfer of proceeds borrowed under secured credit facilities to Barclays Private Securitization	$—	$782,006
Restructuring of subordinate loan to commercial mortgage loan	$—	$68,500
Assumption of real estate	$154,300	$—
Assumption of debt related to real estate owned	$(110,073)	$—
Assumption of other assets related to real estate owned	$1,555	$—
Assumption of accounts payable and other liabilities related to real estate owned	$(4,641)	$—
Transfer of subordinate loans to real estate owned	$(45,289)	$—
Transfer of subordinate loans to held for sale	$41,773	$—
Retirement of Series B Preferred Stock	$(169,260)	$—
Issuance of Series B-1 Preferred Stock	$169,260	$—

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Loans Held For Sale
Loans are classified as held for sale if there is a reasonable expectation to sell them in the short-term following the reporting date. Loans classified as held for sale are carried at the lower of amortized cost or fair value, unless the fair value election was made at origination. Due to the valuation methodology of held for sale loans there is no General CECL Allowance for these loans.
Risks and Uncertainties
During the first quarter of 2020, there was a global outbreak of a novel coronavirus ("COVID-19"), which was declared by the World Health Organization as a pandemic. The ongoing COVID-19 pandemic in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. In response to COVID-19, the United States and numerous other countries and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. These responses to COVID-19 have disrupted economic activities and could have a continued significant adverse effect on economic and market conditions. Although more normalized activities have resumed, we are not in a position to estimate the ultimate impact this will have on our business and the economy as a whole. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of September 30, 2021. The uncertainty surrounding COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference London Interbank Offered Rate ("LIBOR") or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. We have loan agreements, debt agreements, and an interest rate cap that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. We have not adopted any of the optional expedients or exceptions through September 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions.
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

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of September 30, 2021 and December 31, 2020 ($ in thousands):

	Fair Value as of September 30, 2021				Fair Value as of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$9,482	$—	$9,482	$—	$(31,375)	$—	$(31,375)
Interest rate cap asset	—	305	—	305	—	134	—	134
Total financial instruments	$—	$9,787	$—	$9,787	$—	$(31,241)	$—	$(31,241)
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
On May 24, 2021, we acquired legal title to a full-service luxury hotel through a deed-in-lieu of foreclosure, which is classified as real estate owned on our condensed consolidated balance sheet. We assumed the hotel’s assets and liabilities, including a $110.0 million mortgage loan. We repaid the mortgage loan at par and now hold the property unlevered.
At the time of acquisition, we determined the fair value of the real estate owned to be $154.3 million. No impairments have been recorded as of September 30, 2021.
Refer to "Note 5 - Real Estate Owned and Related Debt" for further discussion.
Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at September 30, 2021 and December 31, 2020 ($ in thousands):

Loan Type	September 30, 2021	December 31, 2020
Commercial mortgage loans, net (1)	$6,397,772	$5,451,084
Subordinate loans and other lending assets, net	817,759	1,045,893
Subordinate loan, held for sale	41,773	—
Carrying value, net	$7,257,304	$6,496,977
  ———————
(1)Includes $152.5 million and $136.1 million in 2021 and 2020, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 97% and 95% floating rate loans, based on amortized cost, as of September 30, 2021 and December 31, 2020, respectively.
Activity relating to our loan portfolio, for the nine months ended September 30, 2021, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific CECL Allowance	Carrying Value, Net(2)
December 31, 2020	$6,728,424	$(18,345)	$(175,000)	$6,535,079
New loan fundings	1,463,619	—	—	1,463,619
Add-on loan fundings (3)	377,355	—	—	377,355
Loan repayments and sales	(1,021,777)	—	—	(1,021,777)
Gain (loss) on foreign currency translation	(74,289)	812	—	(73,477)
Specific CECL Allowance	—	—	30,000	30,000
Realized loss on investment	(20,000)	—	—	(20,000)
Transfer to real estate owned	(45,448)	159	—	(45,289)

Deferred fees and other items	—	(21,218)	—	(21,218)
PIK interest and amortization of fees	47,353	18,343	—	65,696
September 30, 2021	$7,455,237	$(20,249)	$(145,000)	$7,289,988
General CECL Allowance (4)				(32,684)
Carrying value, net				$7,257,304
———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, deferred origination expenses, and the activity of unconsolidated joint ventures.
(2)December 31, 2020 carrying value excludes General CECL Allowance.
(3)Represents fundings for loans closed prior to 2021.
(4)$2.2 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	September 30, 2021	December 31, 2020
Number of loans	66	67
Principal balance	$7,455,237	$6,728,424
Carrying value, net	$7,257,304	$6,496,977
Unfunded loan commitments (1)	$1,182,992	$1,399,989
Weighted-average cash coupon (2)	4.8%	5.7%
Weighted-average remaining fully-extended term (3)	2.7 years	2.8 years
Weighted-average expected term (4)	1.9 years	2.1 years
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
(4)Expected term represents our estimated timing of repayments as of September 30, 2021 and December 31, 2020, respectively. Excludes risk-rated 5 loans.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2021		December 31, 2020
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Office	$1,798,964	24.7%	$1,911,145	29.2%
Hotel	1,642,935	22.5	1,576,369	24.1
Residential-for-sale	859,749	11.8	982,838	15.0
Urban Retail	710,597	9.7	655,456	10.0
Industrial	584,492	8.0	228,918	3.5
Healthcare	319,638	4.4	369,676	5.7
Mixed Use	241,655	3.3	217,160	3.3
Urban Predevelopment	120,000	1.6	298,909	4.6
Other	1,011,958	14.0	294,608	4.6
Total	$7,289,988	100.0%	$6,535,079	100.0%
General CECL Allowance (2)	(32,684)		(38,102)
Carrying value, net	$7,257,304		$6,496,977
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.

(2)$2.2 million and $3.4 million of the General CECL Allowance for 2021 and 2020, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2021		December 31, 2020
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
New York City	$2,189,492	30.0%	$2,370,337	36.3%
United Kingdom	1,519,089	20.8	1,263,264	19.3
Southeast	708,395	9.7	581,301	8.9
Midwest	736,100	10.1	552,537	8.5
West	493,049	6.8	749,985	11.5
Northeast	140,115	1.9	103,567	1.6
Other	1,503,748	20.7	914,088	13.9
Total	$7,289,988	100.0%	$6,535,079	100.0%
General CECL Allowance (2)	(32,684)		(38,102)
Carrying value, net	$7,257,304		$6,496,977
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)$2.2 million and $3.4 million of the General CECL Allowance for 2021 and 2020, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

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

The following tables allocate the carrying value of our loan portfolio based on our internal risk ratings and date of origination at the dates indicated ($ in thousands):

September 30, 2021
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2021	2020	2019	2018	2017	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.4%	—	—	—	—	—	32,000
3	61	6,776,238	93.0%	1,335,670	621,486	2,607,658	1,037,008	531,930	642,486
4	1	81,980	1.1%	—	—	—	—	81,980	—
5	3	399,770	5.5%	—	—	—	—	174,525	225,245

Total	66	$7,289,988	100.0%	$1,335,670	$621,486	$2,607,658	$1,037,008	$788,435	$899,731
General CECL Allowance		(32,684)
Total carrying value, net		$7,257,304

Weighted Average Risk Rating			3.1

December 31, 2020
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2020	2019	2018	2017	2016	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.5%	—	—	—	—	—	32,000
3	62	6,129,541	93.8%	469,586	2,661,017	1,398,479	868,514	88,710	643,235
4	—	—	—%	—	—	—	—	—	—
5	4	373,538	5.7%	—	—	—	131,050	115,419	127,069
Total	67	$6,535,079	100.0%	$469,586	$2,661,017	$1,398,479	$999,564	$204,129	$802,304
General CECL Allowance		(38,102)
Total carrying value, net		$6,496,977

Weighted Average Risk Rating			3.1

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
The following table summarizes the loans with Specific CECL Allowances that have been recorded on our portfolio as of September 30, 2021 ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance(1)	Amortized cost	Interest recognition status/ as of date
Mortgage
	Multifamily Development(2)(3)	Brooklyn, NY	$184,525	$10,000	$174,525	Cost Recovery/ 3/1/2020
	Urban Predevelopment(2)(4)	Miami, FL	188,000	68,000	120,000	Cost Recovery/ 3/1/2020
	Retail Center(5)(6)	Cincinnati, OH	172,245	67,000	105,245	Cost Recovery/ 10/1/2019
Mortgage total:			$544,770	$145,000	$399,770
———————
(1)During the three months ended September 30, 2021 there was no change to our Specific CECL Allowances. For the nine months ended September 30, 2021 we reversed $30.0 million of previously recorded Specific CECL Allowances. This is comprised of $20.0 million of CECL reversals as discussed below and the realization of $10.0 million of previously recorded Specific CECL Allowance as a realized loss.
(2)The fair value of this collateral was determined by assuming rent per square foot ranging from $48 to $215 and a capitalization rate ranging from 5.5% to 5.0%.
(3)During the three and nine months ended September 30, 2021, $0 and $20.0 million of previously recorded Specific CECL Allowance was reversed primarily related to a more favorable market outlook as compared to when the Specific CECL Allowance was first recorded with respect to the loan.
(4)In October 2020, we entered into a joint venture which owns the underlying properties that secure our $185.3 million first mortgage loan. The entity in which we own an interest, and which owns the underlying properties was deemed to be a variable interest entity ("VIE") and we determined that we are not the primary beneficiary of that VIE. The related profit and loss from the joint venture was immaterial for the three and nine months ended September 30, 2021.
(5)The fair value of retail collateral was determined by applying a capitalization rate of 8.3%.
(6)The entity, in which we own an interest and which owns the underlying property, was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE. As of September 30, 2021 we had recorded $67.0 million of Specific CECL Allowance. During the three and nine months ended September 30, 2021, $0.2 million and $1.0 million, respectively, of interest paid was applied towards reducing the carrying value of the loan.

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

We derived an annual historical loss rate based on a commercial mortgage backed securities ("CMBS") database with historical losses from 1998 through the third quarter of 2021 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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

General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.
The following schedule sets out our General CECL Allowance as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	December 31, 2020
Commercial mortgage loans, net	$18,071	$17,012
Subordinate loans and other lending assets, net	14,613	21,090
Unfunded commitments(1)	2,193	3,365
Total General CECL Allowance	$34,877	$41,467
 ———————
(1)The General CECL Allowance on unfunded commitments is recorded as a liability on our condensed consolidated balance sheet within accounts payable, accrued expenses and other liabilities
We have made an accounting policy election to exclude $35.4 million accrued interest receivable, included in Other Assets on our condensed consolidated balance sheet, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance as any uncollectible accrued interest receivable is written off in a timely manner. We discontinue accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. The amortized cost basis for loans on cost recovery was $399.8 million and $373.5 million as of September 30, 2021 and December 31, 2020, respectively. For the three and nine months ended September 30, 2021 and 2020, we received $0.2 million and $1.0 million and $0.3 million and $1.6 million, respectively, in interest that reduced amortized cost under the cost recovery method.
In November 2020, the borrower under a £309.2 million commercial mortgage loan ($422.7 million assuming conversion into U.S. Dollars ("USD")), of which we own £247.5 million ($338.4 million assuming conversion into USD), secured by an urban retail property located in London, United Kingdom, entered into administration triggering an event of default. In accordance with the loan agreement, we are entitled to collect default interest in addition to the contractual interest we had been earning. We evaluated the loan for collectability and determined that, as of September 30, 2021, no Specific CECL Allowance was warranted and have continued to accrue all interest owed to us, including default interest. As of September 30, 2021, the loan had an amortized cost basis of £260.6 million ($351.1 million assuming conversion into USD).
We own three mezzanine loans which had an aggregate amortized cost at September 30, 2021 of $451.2 million (inclusive of $318.6 million of principal and $130.5 million of payment-in-kind ("PIK") interest) and are secured by the same residential-for-sale property currently under construction in Manhattan, NY. These loans include (i) a $234.3 million senior mezzanine loan (“Senior Mezzanine Loan”), (ii) a $134.9 million junior mezzanine loan ("Junior Mezzanine A Loan"), and (iii) an $82.0 million junior mezzanine loan (“Junior Mezzanine B Loan", Junior Mezzanine A Loan and Junior Mezzanine B Loan, collectively referred to as "Junior Mezzanine Loan”). The Senior Mezzanine Loan and Junior Mezzanine A Loan are risk rated 3 and the Junior Mezzanine B Loan is risk rated 4.
During the third quarter of 2021, a vehicle (the "Seller") managed by an affiliate of the Manager transferred its Junior Mezzanine B Loan position to the Company and in connection with this transfer, one of the property’s subordinate capital providers paid the Seller a price representing the Seller’s original principal balance on the Junior Mezzanine B Loan position with the Seller agreeing to forego its accrued interest on the Junior Mezzanine B Loan.
In conjunction with this transaction, the Company and the subordinate capital provider have agreed to a waterfall sharing arrangement pursuant to which, rather than the Company receiving interest it otherwise would have been entitled to after July 1, 2021 on the Junior Mezzanine Loan, proceeds received from the sale or refinance of the underlying collateral, after repayment to priority lenders under the waterfall, will be shared between the Company and the subordinate capital provider at an agreed upon allocation. As such, we opted to cease accruing interest on the Junior Mezzanine Loan as of July 1, 2021 and will resume doing so when we deem appropriate.
Accrued interest is past due 90 or more days for loans with an amortized cost basis of $750.9 million as of September 30, 2021. As of December 31, 2020, the amortized cost basis for loans with interest between 30 and 59 days past due was $19.0 million and the amortized cost basis for loans with 90 or more days past due was $711.9 million.
The following schedule illustrates the quarterly changes in CECL Allowances for the nine months ended September 30, 2021 and 2020, respectively ($ in thousands):

	Specific CECL Allowance	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2020	$175,000	$38,102	$3,365	$41,467	$216,467	0.67%	3.23%
Changes:
Q1 Allowance (Reversals)	—	(1,667)	429	(1,238)	(1,238)
March 31, 2021	$175,000	$36,435	$3,794	$40,229	$215,229	0.62%	3.06%
Changes:
Q2 Allowance (Reversals)	(20,000)	1,764	(1,350)	414	(19,586)
Write-offs	(10,000)	—	—	—	(10,000)
June 30, 2021	$145,000	$38,199	$2,444	$40,643	$185,643	0.62%	3.06%
Changes:
Q3 (Reversals)	—	(5,515)	(251)	(5,766)	(5,766)
September 30, 2021	$145,000	$32,684	$2,193	$34,877	$179,877	0.51%	2.43%

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2019	$56,981	$—	$—	$—	$56,981	—%	—%
Changes:
January 1, 2020 - Adoption of CECL Standard	—	27,779	3,088	30,867	30,867
Q1 Allowances	150,000	30,494	2,971	33,465	183,465
March 31, 2020	$206,981	$58,273	$6,059	$64,332	$271,313	1.08%	4.05%
Changes:
Q2 Allowances (Reversals)	5,500	(13,729)	(1,940)	(15,669)	(10,169)
Write-offs	(15,000)	—	—	—	(15,000)
June 30, 2020	$197,481	$44,544	$4,119	$48,663	$246,144	0.81%	3.71%
Changes:
Q3 Reversals	(550)	(5,268)	(524)	(5,792)	(6,342)
September 30, 2020	$196,931	$39,276	$3,595	$42,871	$239,802	0.71%	3.59%
———————
(1)As of December 31, 2019, amount represents specific loan loss provisions recorded on assets before the adoption of the CECL Standard. After the adoption of the CECL Standard on January 1, 2020, amounts represent Specific CECL Allowances.

The General CECL Allowance decreased by $5.8 million during the three months ended September 30, 2021. The decrease is primarily related to portfolio seasoning.
We recognized PIK interest of $10.2 million and $40.7 million for the three and nine months ended September 30, 2021, respectively, and $12.5 million and $37.3 million for the three and nine months ended September 30, 2020, respectively.
We recognized $0.6 million and $1.2 million in pre-payment penalties and accelerated fees for the three and nine months ended September 30, 2021, respectively. We recognized $0 and $0.2 million in pre-payment penalties and accelerated fees for the three and nine months ended September 30, 2020, respectively.
We recognized $3.7 million of shared appreciation fees for the three and nine months ended September 30, 2021 related to a first mortgage loan secured by a portfolio of multifamily assets located in the United States, which is recorded in other income in the condensed consolidated statement of operations.
Our portfolio includes two other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests of $64.6 million as of September 30, 2021. These interests have a weighted average maturity of 4.7 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. Both interests are accounted for as held-to-maturity and recorded at carrying value on our condensed consolidated balance sheet.
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
Held for Sale
Due to our expectation to sell one of our subordinate loans, we reclassified it to held for sale. The loan is collateralized by a mixed use property located in Cleveland, OH, and had an amortized cost of $41.8 million as of September 30, 2021. The loan has a risk rating of 3.
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
On May 24, 2021, in accordance with ASC 805, "Business Combinations," we allocated the fair value of the hotel’s assets and liabilities. On June 29, 2021, we repaid the $110.0 million mortgage loan against the property. Below are the hotel's assets and liabilities as of May 24 and September 30, 2021, which are designated as real estate owned on our condensed consolidated balance sheet ($ in thousands):

	September 30, 2021	May 24, 2021
Assets:
Cash	$3,581	$4,148
Land	58,742	58,742
Buildings	86,916	86,871
Furniture, fixtures, and equipment	8,707	8,687
Accumulated depreciation	(1,548)	—
Other Assets	1,651	1,555
Total Assets	$158,049	$160,003
Liabilities:
Debt related to real estate owned(1)	$—	$110,073
Accounts payable, accrued expenses and other liabilities	5,543	4,641
Total Liabilities	$5,543	$114,714
Net Real Estate Assets	$152,506	$45,289
———————
(1)$110 million first mortgage loan was repaid on June 29, 2021.Upon consolidation we assumed other hotel's assets and liabilities such as cash, operating receivables, accrued operating expenses, and unearned revenue, which have been recorded on our condensed consolidated balance sheet within cash, other assets, and accounts payable, accrued expenses and other liabilities.
For the three and nine months ended September 30, 2021, we recorded the operating revenue, expenses and fixed asset depreciation and amortization in its condensed consolidated income statement as shown below ($ in thousands):

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Operations related to real estate owned:
Revenue from operations	$5,896	$7,270
Operating expenses	(6,914)	(8,908)
Depreciation and amortization	(1,096)	(1,548)
Net loss from real estate owned	$(2,114)	$(3,186)
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	September 30, 2021	December 31, 2020
Interest receivable	$35,446	$40,559
Collateral deposited under derivative agreements	8,600	28,320
Loan proceeds held by servicer	8,732	5,649
Other(1)	1,732	112
Total	$54,510	$74,640
———————
(1)Includes $1.7 million of other assets on the balance sheet of the real estate owned at September 30, 2021. Refer to "Note 5 – Real Estate Owned and Related Debt" for additional information.

Note 7 – Secured Debt Arrangements, Net
At September 30, 2021 and December 31, 2020, our borrowings included the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

	September 30, 2021			December 31, 2020
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan (USD)	$1,344,044	$912,228	September 2026	$1,113,156	$984,125	June 2024
JPMorgan (GBP)	86,476	86,476	September 2026	113,548	113,548	June 2024
JPMorgan (EUR)	69,480	69,480	September 2026	73,296	73,296	June 2024
DB (USD)	700,000	398,452	March 2023	1,000,000	520,457	March 2023
Goldman (USD)	500,000	142,771	November 2023(3)	500,000	332,352	November 2023(3)
CS Facility - USD	189,220	189,220	July 2024(4)(5)	374,251	369,182	December 2023(4)(5)
HSBC Facility - EUR	165,947	165,947	July 2022	163,785	163,785	July 2021
Barclays (USD)	200,000	32,693	March 2024	200,000	35,192	March 2024
Total Secured Credit Facilities	3,255,167	1,997,267		3,538,036	2,591,937
Barclays Private Securitization	1,453,591	1,453,591	October 2023(5)	857,728	857,728	September 2023(5)
Total Secured Debt Arrangements	4,708,758	3,450,858		4,395,764	3,449,665
Less: deferred financing costs	N/A	(11,556)		N/A	(12,993)
Total Secured Debt Arrangements, net(6)(7)(8)	$4,708,758	$3,439,302		$4,395,764	$3,436,672
———————
(1)As of September 30, 2021, British Pound Sterling ("GBP"), Euros ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.35, 1.16, and 0.11, respectively. As of December 31, 2020, GBP and EUR borrowings were converted to USD at a rate of 1.37 and 1.22, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Assumes facility enters the amortization period described below.
(4)Assumes financings are extended in line with the underlying loans.
(5)Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(6)Weighted-average borrowing costs as of September 30, 2021 and December 31, 2020 were USD L+1.97% / GBP L+2.04% / EUR L+1.41% / SEK L+1.50% and USD L+2.16% / GBP L+1.83% / EUR L+1.46%, respectively.
(7)Weighted average advance rates based on cost as of September 30, 2021 and December 31, 2020 were 61.7% (54.8% (USD) / 69.4% (GBP) / 67.4% (EUR) / 80.7% (SEK)) and 63.7% (62.5% (USD) / 68.7% (GBP) / 60.8% (EUR)).
(8)As of September 30, 2021 and December 31, 2020, approximately 53% and 55% of the outstanding balance under these secured borrowings were recourse to us.
Each of our existing secured debt arrangements include "credit based and other mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit of the underlying collateral value decreases, the amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. Generally, the lender under the applicable secured debt arrangement calls for and/or sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. If it is determined (subject to certain conditions) that the market value of the underlying collateral has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or may make margin calls, which may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our condensed consolidated balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of September 30, 2021 and December 31, 2020, the weighted average haircut under our secured debt arrangements was approximately 38.3% and 36.3%, respectively. In addition, our existing secured debt arrangements are not entirely term-matched financings and may mature before our commercial real estate debt investments that represent underlying collateral to those financings. We are in frequent dialogue with the lenders under our secured debt arrangements regarding our management of their collateral assets and as we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.
JPMorgan Facility

In November 2019, through wholly-owned subsidiaries, we entered into a Sixth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association (the "JPMorgan Facility"). During the third quarter of 2021, we amended the JPMorgan Facility to allow for $1.5 billion of maximum borrowings and maturity in September 2024, plus two one-year extensions available at our option, which are subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in USD, GBP, or EUR. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of September 30, 2021, we had $1.1 billion (including £64.2 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility
In March 2020, through an indirect wholly-owned subsidiary, we entered into a Third Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch (the "DB Facility"). During the first quarter 2021, we amended the DB Facility to reduce the commitment from $1.0 billion to $700.0 million ($398.5 million drawn at September 30, 2021) for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties, located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. The DB Facility matures in March 2022, and has a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of September 30, 2021, we had $398.5 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
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
As of September 30, 2021, we had $142.8 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
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
As of September 30, 2021, we had $189.2 million of borrowings outstanding under the CS Facility — USD secured by certain of our commercial mortgage loans.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing (the "HSBC Facility — EUR"). The HSBC Facility — EUR was extended during the first quarter 2021 and matures in July 2022. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of September 30, 2021, we had $165.9 million (€143.3 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one commercial mortgage loan.
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

As of September 30, 2021, we had $32.7 million of borrowings outstanding under the Barclays Facility - USD secured by one commercial mortgage loan.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes (the "Barclays Private Securitization"). The Barclays Private Securitization finances the loans that were previously financed under a Global Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility - GBP/EUR"). In June 2020, we pledged an additional commercial mortgage loan with an outstanding principal balance of £26.0 million and pledged additional collateral of a financed loan of €5.3 million as of June 30, 2020. During the first quarter 2021, we pledged two additional commercial mortgage loans with outstanding principal balances of $227.4 million (£165.0 million assuming conversion into USD) and $187.4 million (kr1.6 billion assuming conversion into USD). During the second quarter of 2021, we pledged an additional commercial mortgage loan with an outstanding principal balance of $281.7 million (€237.6 million assuming conversion into USD), and pledged additional collateral of a financed loan of $114.7 million (kr1.0 billion assuming conversion into USD).
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
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of September 30, 2021 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$854,768	August 2024
Total/Weighted-Average EUR	361,713	August 2022(2)
Total/Weighted-Average SEK	237,110	August 2022
Total/Weighted-Average Securitization	$1,453,591	October 2023
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheet ($ in thousands):

	September 30, 2021	December 31, 2020
Assets:
Cash	$2,500	$2,020
Commercial mortgage loans, net(1)	2,067,012	1,290,393
Other Assets	10,700	15,831
Total Assets	$2,080,212	$1,308,244
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $2.1 million and $0.7 million in 2021 and 2020, respectively)	$1,451,486	$857,043
Accounts payable, accrued expenses and other liabilities(2)	2,345	1,307
Total Liabilities	$1,453,831	$858,350
———————
(1)Net of the General CECL Allowance of $8.5 million and $4.4 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Represents General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $0.4 million and $0.3 million as of

September 30, 2021 and December 31, 2020, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net Interest Income:
Interest income from commercial mortgage loans	$23,446	$15,075	$60,482	$15,075
Interest expense	(7,014)	(4,278)	(18,000)	(4,278)
Net interest income	$16,432	$10,797	$42,482	$10,797
Provision for loan losses and impairments	1,819	(2,318)	(3,849)	(2,318)
Foreign currency (loss)	(15,866)	17,078	(13,976)	17,078
Net Income	$2,385	$25,557	$24,657	$25,557
As of September 30, 2021, we had $1.5 billion (£634.4 million, €312.4 million, and kr2.1 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
At September 30, 2021, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$144,303	$595,800	$328,081	$—	$1,068,184
DB Facility	—	398,452	—	—	398,452
Goldman Facility	142,771	—	—	—	142,771
CS Facility - USD	40,500	—	148,720	—	189,220
HSBC Facility - EUR	165,947	—	—	—	165,947
Barclays Facility - USD	—	32,693	—	—	32,693
Barclays Private Securitization	598,823	532,777	321,991	—	1,453,591
Total	$1,092,344	$1,559,722	$798,792	$—	$3,450,858
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at September 30, 2021, as well as the maximum and average month-end balances for the nine months ended September 30, 2021 for our borrowings under secured debt arrangements ($ in thousands).

	As of September 30, 2021		For the nine months ended September 30, 2021
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,068,184	$2,111,256	$1,359,053	$1,177,128
DB Facility	398,452	617,745	520,217	443,190
Goldman Facility	142,771	288,320	331,154	241,145
CS Facility - USD	189,220	277,828	369,182	240,562
HSBC Facility - EUR	165,947	209,407	174,717	166,717
Barclays Facility - USD	32,693	50,186	35,193	33,804
Barclays Private Securitization	1,453,591	2,038,763	1,499,314	1,286,587
Total	$3,450,858	$5,593,505
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
We were in compliance with the covenants under each of our secured debt arrangements at September 30, 2021 and December 31, 2020.
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
During the three and nine months ended September 30, 2021 and 2020, we repaid $1.3 million and $3.8 million of principal related to the 2026 Term Loan, respectively. During the three and nine months ended September 30, 2021, we repaid $0.8 million and $1.5 million of principal related to the 2028 Term Loan.
The following table summarizes the terms of our Term Loans as of September 30, 2021 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount	Deferred Financing Costs	Carrying Value	Spread	Maturity Date
2026 Term Loan	$488,750	$(1,637)	$(5,881)	$481,232	2.75%	5/15/2026
2028 Term Loan	298,500	(2,750)	(3,585)	292,165	3.50%	3/11/2028
Total	$787,250	$(4,387)	$(9,466)	$773,397

The following table summarizes the terms of our Term Loans as of December 31, 2020 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount	Deferred Financing Costs	Carrying Value	Spread	Maturity Date
2026 Term Loan	$492,500	$(1,905)	$(7,130)	$483,465	2.75%	5/15/2026

Covenants
The Term Loans include the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
We were in compliance with the covenants under the Term Loans at September 30, 2021 and December 31, 2020.
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
Note 9 – Senior Secured Notes, Net
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after offering expenses. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. As of September 30, 2021, the 2029 Notes had a carrying value of $493.9 million net of deferred financing costs of $6.1 million.
Covenants
The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of September 30, 2021, we were in compliance with all covenants.
Note 10 – Convertible Senior Notes, Net
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At September 30, 2021, the 2022 Notes had a carrying value of $342.4 million and an unamortized discount of $2.6 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At September 30, 2021, the 2023 Notes had a carrying value of $226.5 million and an unamortized discount of $3.5 million.
The following table summarizes the terms of the Convertible Notes as of September 30, 2021 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	0.90
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	2.04
Total	$575,000
The following table summarizes the terms of the Convertible Notes as of December 31, 2020 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	1.65
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	2.79
Total	$575,000
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

We may not redeem the Convertible Notes prior to maturity except in limited circumstances. The closing price of our common stock on September 30, 2021 of $14.83 was less than the per share conversion price of the Convertible Notes.
In accordance with ASC 470, "Debt," the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Convertible Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Convertible Notes as of their issuance date based on effective interest rates. As a result, we attributed approximately $15.4 million of the proceeds to the equity component of the Convertible Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Convertible Notes at the date of issuance. The equity component of the Convertible Notes has been reflected within additional paid-in capital in our condensed consolidated balance sheet as of September 30, 2021. The resulting debt discount is being amortized over the period during which the Convertible Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Convertible Notes will increase in subsequent reporting periods through the maturity date as the Convertible Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $7.2 million and $21.6 million for the three and nine months ended September 30, 2021 and September 30, 2020. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $1.6 million and $4.7 million for the three and nine months ended September 30, 2021, as compared to $1.5 million and $4.5 million for the three and nine months ended September 30, 2020, respectively.
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
The following table summarizes our non-designated foreign exchange ("Fx") forwards and our interest rate cap as of September 30, 2021:

	September 30, 2021
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	106	476,682	GBP	October 2021 - February 2026	1.95
Fx contracts - EUR	73	285,511	EUR	November 2021 - November 2025	2.00
Fx contracts - SEK	21	778,431	SEK	November 2021 - May 2026	3.93
Interest rate cap	1	500,000	USD	June 2023	1.71

The following table summarizes our non-designated Fx forwards and our interest rate cap as of December 31, 2020:

	December 31, 2020
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	93	428,493	GBP	January 2021 - December 2024	2.04
Fx contracts - EUR	69	239,466	EUR	February 2021 - August 2024	2.61
Interest rate cap	1	500,000	USD	June 2023	2.49
We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our derivatives for the three and nine months ended September 30, 2021, and 2020 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2021	2020	2021	2020
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$32,376	$(35,076)	$40,857	$18,356
Forward currency contracts	Realized gain (loss) on derivative instruments	571	539	(1,204)	14,603
Total		$32,947	$(34,537)	$39,653	$32,959
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

		Amount of gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2021	2020	2021	2020
Interest rate cap(1)	Unrealized (loss) gain on interest rate cap	$(75)	$(564)	$171	$174
Interest rate swap(2)	Unrealized gain on interest rate swap	—	—	—	14,470
Interest rate swap(2)	Realized loss on interest rate swap	—	—	—	(53,851)
Total		$(75)	$(564)	$171	$(39,207)
———————

(1)With a notional amount of $500 million at September 30, 2021 and 2020.
(2)With a notional amount of $0 at September 30, 2021 and 2020.

The following tables summarize the gross asset and liability amounts related to our derivatives at September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021			December 31, 2020
	Gross Amount of Recognized Asset	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in our Condensed Consolidated Balance Sheet
Forward currency contracts	$19,640	$(10,158)	$9,482	$(32,172)	$797	$(31,375)
Interest rate cap	305	—	305	—	134	134
Total derivative asset (liability)	$19,945	$(10,158)	$9,787	$(32,172)	$931	$(31,241)

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
In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD) interest, at par, in a first mortgage loan collateralized by an office building located in London, United Kingdom that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD). The participation interest sold is subordinate to our remaining £70.2 million ($94.6 million assuming conversion into USD) first mortgage loan and is accounted for as a secured borrowing on our condensed consolidated balance sheet.
The table below details participations sold included in our condensed consolidated balance sheet ($ in thousands):

	September 30, 2021	December 31, 2020
Participation sold on Commercial mortgage loans	$26,948	$9,217
Participation sold on Subordinate loans and other lending assets (1)	—	25,757
Total Participations sold	$26,948	$34,974
———————
(1)Includes $0 and $0.8 million of PIK interest in 2021 and 2020, respectively.
Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	September 30, 2021	December 31, 2020
Accrued dividends payable	$52,398	$52,768
Accrued interest payable	19,215	13,979
Accounts payable and other liabilities(1)	15,857	4,775
Collateral held under derivative agreements	9,730	—
General CECL Allowance on unfunded commitments(2)	2,193	3,365
Total	$99,393	$74,887
  ———————
(1)Includes $5.5 million of accounts payable and other liabilities on the balance sheet of the real estate owned at September 30, 2021. Refer to "Note 5 – Real Estate Owned and Related Debt" for additional information.
(2)Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments for the nine months ended September 30, 2021 and 2020, respectively.
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
The term of the Management Agreement was automatically renewed for a successive one-year term on September 29, 2021, and will automatically renew on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by our independent directors in February 2021, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.
We incurred approximately $9.6 million and $28.4 million in base management fees under the Management Agreement for the three and nine months ended September 30, 2021, respectively, as compared to $9.9 million and $30.2 million for the three and nine months ended September 30, 2020, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and nine months ended September 30, 2021 we paid expenses totaling $0.5 million and $1.7 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2020, respectively. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on our condensed consolidated balance sheet at September 30, 2021 and December 31, 2020 is approximately $9.6 million for base management fees incurred but not yet paid under the Management Agreement.
Loans receivable
In June 2015, we originated a $20.0 million mezzanine loan secured by pledges of equity interests in the property recorded as real estate owned on our condensed consolidated balance sheet at September 30, 2021. The mezzanine loan was subordinate to (i) a $110.0 million mortgage loan, originated by a third party, and (ii) a $24.5 million senior mezzanine loan, originated by an affiliate of the Manager. On May 24, 2021, we purchased the $24.5 million senior mezzanine loan at par from the affiliate and acquired legal title to the hotel through a deed-in-lieu of foreclosure. Refer to "Note 5 – Real Estate Owned and Related Debt" for additional information.
In January 2020, we sold £62.2 million ($81.3 million assuming conversion into USD) in a mezzanine loan and £50.0 million ($65.3 million assuming conversion into USD) unfunded commitment of a senior mortgage secured by a mixed-use property in London, United Kingdom to a fund managed by an affiliate of the Manager, that was originated by us in December 2019. This transaction was evaluated under ASC 860, "Transfers and Servicing," and we determined that it qualifies as a sale and accounted for as such (see "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net").
As described in Note 4 above, we own three mezzanine loans, including Junior Mezzanine B Loan, that are secured by the same residential-for-sale property currently under construction in Manhattan, NY. During the third quarter of 2021, the Seller transferred its Junior Mezzanine B Loan position to the Company and in connection with this transfer, one of the property’s subordinate capital providers paid the Seller a price representing the Seller’s original principal balance on the Junior Mezzanine B Loan position with the Seller agreeing to forego its accrued interest on the Junior Mezzanine B Loan.
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
We recognized stock-based compensation expense of $4.4 million and $13.1 million during the three and nine months ended September 30, 2021, respectively, related to restricted stock and RSU vesting, as compared to $4.2 million and $12.7 million for the three and nine months ended September 30, 2020, respectively.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the nine months ended September 30, 2021:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2020	82,235	2,455,853
Granted	45,185	84,842	$1.3
Vested	(82,235)	—	N/A
Forfeiture	—	(44,205)	N/A
Outstanding at September 30, 2021	45,185	2,496,490

Below is a summary of restricted stock and RSU vesting dates as of September 30, 2021:

Vesting Year	Restricted Stock	RSU	Total Awards
2021	—	1,136,525	1,136,525
2022	38,517	849,015	887,532
2023	3,334	482,668	486,002
2024	3,334	28,282	31,616
Total	45,185	2,496,490	2,541,675

At September 30, 2021, we had unrecognized compensation expense of approximately $0.5 million and $26.8 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above.
RSU Deliveries
During the nine months ended September 30, 2021 and 2020, we delivered 553,008 and 503,411 shares of common stock for 953,397 and 868,421 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $4.4 million and $6.5 million for the nine months ended September 30, 2021 and 2020, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.
Note 16 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2021, 139,894,060 shares of common stock were issued and outstanding, and 6,770,393 shares of 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock ("Series B-1 Preferred Stock") were issued and outstanding.
On July 15, 2021, we exchanged all 6,770,393 shares outstanding of our Series B Preferred Stock for 6,770,393 shares of 7.25% Series B-1 Preferred Stock, par value $0.01 per share, with a liquidation preference of $25.00 per share, pursuant to an exchange agreement with the two existing holders of the Series B Preferred Stock.
Dividends. The following table details our dividend activity:

	Three months ended		Nine months ended
Dividends declared per share of:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Common Stock	$0.35	$0.35	$1.05	$1.10
Series B Preferred Stock	—	0.50	1.00	1.50
Series B-1 Preferred Stock	0.45	—	0.45	—
Common Stock Repurchases. As of September 30, 2021 there was $172.2 million remaining authorized under our stock repurchase program. The following table details our common stock repurchase activity during the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Shares Repurchased	—	5,038,619	—	10,834,595
Weighted Average Price	—	$9.01	—	$8.45
Note 17 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced a now-dismissed action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court (the "Apollo Action"). The complaint named as defendants (i) a wholly owned subsidiary of the Company ("Subsidiary"), (ii) the Company, and (iii) certain funds managed by Apollo, who are co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs alleged that the defendants tortiously interfered with the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs alleged the loss of a $70.0 million investment plus punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs appealed, the parties fully briefed the appeal, and then Plaintiffs dropped the appeal, and the case remains dismissed.
Plaintiffs have now amended the complaint in a separate action, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. We believe the claims in this action are without merit, including as barred by the dismissal of the Apollo Action. Dismissal motion briefing has not yet commenced. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Loan Commitments. As described in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at September 30, 2021, we had $1.2 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.5 years weighted average tenor of these loans.
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
As of September 30, 2021, we have not recorded any contingencies on our condensed consolidated balance sheet related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to “Note 2 - Summary of Significant Accounting Policies” for further discussion regarding COVID-19.
Note 18 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheet at September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$243,414	$243,414	$325,498	$325,498
Commercial mortgage loans, net	6,397,772	6,283,550	5,451,084	5,361,948
Subordinate loans and other lending assets, net(1)	817,759	705,683	1,045,893	1,027,582
Subordinate loan held-for-sale	41,773	42,001	—	—
Secured debt arrangements, net	(3,439,302)	(3,439,302)	(3,436,672)	(3,436,672)
Senior secured term loans, net	(773,397)	(779,410)	(483,465)	(475,263)
Senior secured notes, net	(493,893)	(486,005)	—	—
2022 Notes	(342,414)	(345,511)	(340,361)	(327,381)

2023 Notes	(226,460)	(234,600)	(225,293)	(214,875)
Participations sold	(26,948)	(26,929)	(34,974)	(34,919)
Debt related to real estate owned, held for sale	—	—	(33,000)	(33,000)
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

The table below presents the computation of basic and diluted net income per share of common stock for the three and nine months ended September 30, 2021 and 2020 ($ in thousands except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Basic Earnings
Net income (loss)	$60,392	$49,338	$186,418	$(18,303)
Less: Preferred dividends	(3,126)	(3,385)	(9,896)	(10,155)
Net income (loss) available to common stockholders	$57,266	$45,953	$176,522	$(28,458)
Less: Dividends on participating securities	(874)	(717)	(2,570)	(2,238)
Basic Earnings	$56,392	$45,236	$173,952	$(30,696)

Diluted Earnings
Basic Earnings	$56,392	$45,236	$173,952	$(30,696)
Add: Dividends on participating securities	874	—	2,570	—
Add: Interest expense on Convertible Notes	8,277	—	24,783	—
Diluted Earnings	$65,543	$45,236	$201,305	$(30,696)

Number of Shares:
Basic weighted-average shares of common stock outstanding	139,891,777	146,612,313	139,860,882	150,679,773
Diluted weighted-average shares of common stock outstanding	170,884,172	146,612,313	170,836,682	150,679,773

Earnings Per Share Attributable to Common Stockholders
Basic	$0.40	$0.31	$1.24	$(0.20)
Diluted	$0.38	$0.31	$1.18	$(0.20)
The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Convertible Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and nine months ended September 30, 2021, 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator. For the three and nine months ended September 30, 2020, 28,533,271 weighted-average potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
For the three and nine months ended September 30, 2021, 2,459,124 and 2,442,530 weighted-average unvested RSUs, respectively, were included in the dilutive earnings per share denominator. For the three and nine months ended September 30, 2020, 2,051,311 and 2,028,573 weighted-average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.
Note 20 – Subsequent Events
Subsequent to the quarter ended September 30, 2021, the following events took place:
Investment activity: We committed capital of $309.6 million ($262.0 million of which was funded at closing) for two first mortgage loans and $31.2 million (all of which was funded at closing) for a subordinate loan secured by a residential-for-sale: inventory property located in Boston, MA. In addition, we funded approximately $31.8 million for previously closed loans.
Loan Repayments: We received approximately $177.1 million from loan repayments, including a full repayment on one first mortgage loan.

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a high-growth, global alternative asset manager with assets under management of approximately $471.8 billion as of June 30, 2021.
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
Loan Portfolio Overview
The following table sets forth certain information regarding our loan portfolio as of September 30, 2021 ($ in thousands):

Description	Amortized Cost	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds	Equity at cost(4)
Commercial mortgage loans, net	$6,397,772	4.4%	4.8%	$3,450,858	2.0%	$2,946,914
Subordinate loans and other lending assets, net	817,759	7.5%	7.9%	—	—	817,759
Subordinate loan, held for sale	41,773	12.8%	13.8%	—		41,773
Total/Weighted-Average	$7,257,304	4.8%	5.2%	$3,450,858	2.0%	$3,806,446
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of September 30, 2021 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $11.6 million.
(4)    Represents loan portfolio at amortized cost less secured debt outstanding.

The following table provides details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of September 30, 2021 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Hotel	3	10/2019	$265	$43		Y	08/2024	Various, Spain
2	Hotel	3	04/2018	152	—			04/2023	Honolulu, HI
3	Hotel	3	09/2015	145	—			06/2024	Manhattan, NY
4	Hotel	3	07/2021	139	39			08/2026	Various, US
5	Hotel	3	08/2019	138	—			08/2024	Puglia, Italy
6	Hotel	3	05/2018	115	—			06/2024	Miami, FL
7	Hotel	3	03/2017	106	—			03/2022	Atlanta, GA
8	Hotel	3	11/2018	90	—			12/2023	Vail, CO
9	Hotel	3	12/2017	82	—			12/2023	Manhattan, NY
10	Hotel	3	08/2019	68	—		Y	03/2022	Manhattan, NY
11	Hotel	3	09/2019	61	—			10/2024	Miami, FL
12	Hotel	3	12/2019	60	—			01/2025	Tucson, AZ
13	Hotel	3	05/2021	59	2			06/2026	Fort Lauderdale, FL
14	Hotel	3	05/2019	52	—			06/2024	Chicago, IL
15	Hotel	3	12/2015	43	—			08/2024	St. Thomas, USVI
16	Hotel	3	02/2018	25	2			11/2024	Pittsburgh, PA
17	Office	3	02/2020	226	—			02/2025	London, UK
18	Office	3	01/2020	210	78		Y	02/2025	Long Island City, NY
19	Office	3	06/2019	209	22			08/2026	Berlin, Germany
20	Office	3	09/2019	188	—			09/2023	London, UK
21	Office	3	10/2018	157	30	Y		10/2023	Manhattan, NY
22	Office	3	11/2017	137	—			01/2023	Chicago, IL
23	Office	3	04/2019	136	23			09/2025	Culver City, CA
24	Office(1)	3	12/2017	121	—		Y	07/2022	London, UK
25	Office	3	03/2018	86	—		Y	04/2023	Chicago, IL
26	Office	3	12/2019	37	2			12/2022	Edinburgh, Scotland
27	Urban Retail	3	12/2019	351	—			12/2023	London, UK
28	Urban Retail	3	08/2019	318	—		Y	09/2024	Manhattan, NY
29	Industrial	3	03/2021	294	—			05/2026	Various, Sweden
30	Industrial	3	01/2019	197	7			02/2024	Brooklyn, NY
31	Residential-for-sale: construction	3	12/2018	103	1	Y		01/2024	Hallandale Beach, FL
32	Residential-for-sale: construction	3	12/2018	100	79	Y	Y	12/2023	Manhattan, NY
33	Residential-for-sale: inventory	3	12/2019	90	3		Y	01/2023	Boston, MA
34	Residential-for-sale: construction	3	10/2015	66	—	Y	Y	11/2021	Manhattan, NY
35	Residential-for-sale: inventory	3	01/2018	37	3		Y	01/2023	Manhattan, NY
36	Residential-for-sale: inventory	3	05/2018	8	—		Y	12/2021	Manhattan, NY
37	Residential-for-sale: inventory	3	06/2018	6	—		Y	12/2021	Manhattan, NY
38	Multifamily	3	05/2021	82	—		Y	05/2026	Cleveland, OH
39	Multifamily	3	04/2014	61	—			07/2023	Various
40	Multifamily	3	11/2014	50	—			06/2023	Various, US
41	Multifamily	3	02/2020	50	1			03/2024	Cleveland, OH
42	Portfolio(2)	3	06/2021	271	27			06/2026	Various, Germany
43	Parking Garages	3	05/2021	269	5			05/2026	Various, US
44	Healthcare	3	10/2019	222	30			10/2024	Various, UK
45	Caravan Parks	3	02/2021	220	—			02/2028	Various, UK
46	Multifamily Development(3)	5	03/2017	175	—			12/2021	Brooklyn, NY
47	Urban Predevelopment(3)	5	01/2016	120	—			09/2022	Miami, FL
48	Retail center(3)	5	11/2014	105	—			09/2022	Cincinnati, OH
49	Mixed Use	3	12/2019	59	774	Y	Y	06/2025	London, UK

50	Mixed Use	3	12/2019	54	—	12/2024	London, UK
	General CECL Allowance			(18)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.1		$6,397	$1,171	2.9 Years

Subordinate Loan and Other Lending Assets Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential-for-sale: construction(4)	3	06/2015	$234	$—	Y	Y	12/2021	Manhattan, NY
2	Residential-for-sale: construction(4)	3	05/2020	135	—	Y	Y	12/2021	Manhattan, NY
3	Residential-for-sale: construction(4)	4	11/2017	82	—	Y	Y	12/2021	Manhattan, NY
4	Mixed Use	3	02/2019	40	—	Y		12/2022	London, UK
5	Mixed Use	3	12/2018	40	12	Y		12/2023	Brooklyn, NY
6	Mixed Use	3	07/2012	7	—			08/2022	Chapel Hill, NC
7	Office	3	01/2019	100	—			12/2025	Manhattan, NY
8	Office	3	07/2013	14	—			07/2022	Manhattan, NY
9	Office	3	08/2017	8	—			09/2024	Troy, MI
10	Healthcare(5)	3	07/2019	51	—		Y	06/2024	Various, US
11	Healthcare(6)	3	01/2019	33	—			01/2024	Various, US
12	Healthcare(5)(6)	3	02/2019	13	—		Y	01/2034	Various, US
13	Industrial	2	05/2013	32	—			05/2023	Various, US
14	Hotel	3	06/2015	24	—			07/2025	Phoenix, AZ
15	Hotel	3	06/2018	20	—			06/2023	Las Vegas, NV
	General CECL Allowance			(15)
	Subtotal / Weighted-Average Subordinate Loans and Other Lending Assets	3.1		$818	$12			1.5 Years

Subordinate Loans Held For Sale
16	Mixed Use	3	01/2017	$42	$—			02/2027	Cleveland, OH
	Subtotal / Weighted-Average Subordinate Loans Held For Sale	3.0		$42	$—			5.3 Years
	Total / Weighted-Average Loan Portfolio	3.1		$7,257	$1,183			2.7 Years
———————
(1)Includes $26.9 million of a subordinate participation sold accounted for as secured borrowing.
(2)Includes portfolio of office, industrial, and retail property types.
(3)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(4)Loans are secured by the same property.
(5)Single Asset, Single Borrower CMBS.
(6)Loan and Single Asset, Single Borrower CMBS are secured by the same properties.

Our average asset and debt balances for the nine months ended September 30, 2021 were ($ in thousands):

	Average month-end balances for the nine months ended September 30, 2021
Description	Assets	Related debt
Commercial mortgage loans, net	$6,327,429	$3,589,131
Subordinate loans and other lending assets, net	945,789	—
Subordinate loans, held for sale	42,067	—
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

Investment Activity
During the nine months ended September 30, 2021, we committed $1.5 billion of capital to loans ($1.5 billion was funded at closing). In addition, during the nine months ended September 30, 2021, we received $1.0 billion in repayments and funded $377.4 million for loans closed prior to 2021.
Net Income (Loss) Available to Common Stockholders
For the three months ended September 30, 2021 and 2020, our net income available to common stockholders was $57.3 million, or $0.38 per diluted share of common stock, and $46.0 million, or $0.31 per diluted share of common stock, respectively. For the nine months ended September 30, 2021 and 2020, our net income (loss) available to common stockholders was $176.5 million, or $1.18 per diluted share of common stock, and $(28.5) million, or $(0.20) per diluted share of common stock, respectively.
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
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to both the same period in the previous year and the most recently reported period ($ in thousands):

	Three months ended		Q3'21 vs. Q2'21	Nine months ended		2021 vs. 2020
	September 30, 2021	June 30, 2021		September 30, 2021	September 30, 2020
Net interest income:
Interest income from commercial mortgage loans	$84,304	$82,447	$1,857	$242,107	$232,018	$10,089
Interest income from subordinate loans and other lending assets	18,836	31,775	(12,939)	82,070	95,491	(13,421)
Interest expense	(42,391)	(39,737)	(2,654)	(117,792)	(113,527)	(4,265)
Net interest income	60,749	74,485	(13,736)	206,385	213,982	(7,597)
Operations related to real estate owned:
Revenue from real estate owned operations	5,896	1,374	4,522	7,270	—	7,270
Operating expenses related to real estate owned	(6,914)	(1,994)	(4,920)	(8,908)	—	(8,908)
Depreciation and amortization on real estate owned	(1,096)	(452)	(644)	(1,548)	—	(1,548)
Net loss related to real estate owned	(2,114)	(1,072)	(1,042)	(3,186)	—	(3,186)
Operating expenses:
General and administrative expenses	(6,561)	(6,734)	173	(20,235)	(19,580)	(655)
Management fees to related party	(9,583)	(9,440)	(143)	(28,387)	(30,152)	1,765
Total operating expenses	(16,144)	(16,174)	30	(48,622)	(49,732)	1,110
Other income	3,676	17	3,659	3,785	1,479	2,306
Realized loss on investments	—	(20,000)	20,000	(20,000)	(17,442)	(2,558)
Realized losses and impairments on real estate owned	—	—	—	(550)	—	(550)
Reversal of (provision for) loan losses - Specific CECL Allowance, net	—	30,000	(30,000)	30,000	(139,950)	169,950
Reversal of (provision for) loan losses - General CECL Allowance, net	5,766	(414)	6,180	6,590	(12,004)	18,594
Gain (loss) on foreign currency forward contracts	32,947	(3,094)	36,041	39,653	32,959	6,694
Foreign currency translation (gain) loss	(24,413)	4,054	(28,467)	(27,808)	(8,388)	(19,420)
Gain (loss) on interest rate hedging instruments	(75)	(111)	36	171	(39,207)	39,378
Net income (loss)	$60,392	$67,691	$(7,299)	$186,418	$(18,303)	$204,721

Net Interest Income
Net interest income decreased by $13.7 million during the three months ended September 30, 2021 compared to the three months ended June 30, 2021. This decrease was primarily due to (i) the cessation of interest accrual on the Junior Mezzanine Loan (refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for more information), (ii) $469.1 million of full and partial loan repayments during the three months ended September 30, 2021, and (iii) $2.7 million increase in interest expense as a result of an increase in our average debt balance during the three months ended September 30, 2021. The decrease was partially offset by interest income on $141.0 million in originations and $112.9 million of add-on fundings during the three months ended September 30, 2021.
We recognized PIK interest of $10.2 million, and $13.7 million for the three months ended September 30, 2021 and June 30, 2021, respectively.

We recognized $0.6 million pre-payment penalties and accelerated fees for the three months ended September 30, 2021 and $0.7 million for the three months ended June 30, 2021.
Net interest income decreased $7.6 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in interest income primarily relates to a 0.54% decrease in LIBOR, an increase in our average debt balance for these periods of $189.7 million, and the cessation of interest accrual on the Junior Mezzanine Loan.
Operations Related to Real Estate Owned
In 2017, we originated a $20.0 million junior mezzanine loan which was subordinate to: (i) a $110.0 million mortgage loan, and (ii) a $24.5 million senior mezzanine loan, secured by a full-service luxury hotel in Washington, D.C. On May 24, 2021, we acquired legal title to the hotel through a deed-in-lieu of foreclosure and the criteria for held-for-sale classification in ASC Topic 360, "Property, Plant, and Equipment" were not met. The assets and liabilities related to the hotel were assumed at their estimated fair value at acquisition and presented net of accumulated depreciation and impairment charges. Result of operations from the hotel are comprised of operating revenue, expenses and real estate asset depreciation. As the real estate owned was acquired on May 24, 2021, the net loss from real estate owned increased for the three months ended September 30, 2021 because it reflects a full period of operations.
Refer to "Note 5 - Real Estate Owned" for more information related to our impairment and realized losses on real estate owned.
Operating Expenses
General and administrative expenses
General and administrative expenses decreased by $0.2 million for the three months ended September 30, 2021 compared to the three months ended June 30, 2021. There was no material change in general and administrative expenses between these comparable periods.
General and administrative expenses increased by $0.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by a $0.3 million increase in operating expenses and a $0.4 million increase in non-cash restricted stock and RSU amortization related to shares of stock awarded under the LTIPs.
Management fees to related party
Management fee expense increased by $0.1 million during the three months ended September 30, 2021 as compared to the three months ended June 30, 2021.
Management fee expense decreased by $1.8 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is primarily attributable to a decrease in our stockholders’ equity (as defined in the Management Agreement) as a result of our common stock repurchase of 10,834,595 shares during the nine months ended September 30, 2020.
Other income
Other income increased by $3.7 million during the three months ended September 30, 2021 as compared to the three months ended June 30, 2021 due to a $3.7 million shared appreciation fee related to a first mortgage loan secured by a portfolio of multifamily assets located in the United States. For the nine months ended September 30, 2021 compared to the same period in 2020, the $2.3 million increase in other income is related to the recognition of the above mentioned $3.7 million fee partially offset by a decrease in interest income earned on our cash balance.
Realized loss on investments and Reversal of (provision for) loan losses - Specific CECL Allowance, net
On May 24, 2021, we purchased a $24.5 million senior mezzanine loan at par and acquired legal title to the underlying hotel through a deed-in-lieu of foreclosure. We assumed the hotel’s assets and liabilities (including the $110.0 million mortgage loan) and recorded an additional $10.0 million charge reflecting the difference between the fair value of the hotel’s net assets and the carrying amount of the loan. This $10.0 million loss on title assumption plus the previously recorded Specific CECL Allowance of $10.0 million represents the $20.0 million recorded as a realized loss on investments in our condensed consolidated statement of operations.
In addition to the $10.0 million Specific CECL Allowance realized on the above property we reversed $20.0 million of previously recorded Specific CECL Allowance on a multifamily development loan located in Brooklyn, NY due to a more favorable market outlook as compared to when the allowance was taken. There was no realized loss on investment or changes to our Specific CECL Allowances during the three months ended September 30, 2021.
During the nine months ended September 30, 2020, we recorded Specific CECL Allowance on eight loans net of reversals of $140.0 million due to the negative impact of COVID-19.
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
Reversal of (provision for) loan losses - General CECL Allowance, net
During the three months ended September 30, 2021, our General CECL Allowance decreased by $5.8 million from the previous quarter. The decrease is primarily related to the seasoning of our loan portfolio as well as changes in expected maturity related to held for sale classification.
Our General CECL Allowance decreased $18.6 million for nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was largely due to improvement of economic conditions, specifically as it relates to the understanding and outlook of COVID-19, as well as the seasoning of our loan portfolio.
Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Foreign currency gain (loss) and gain (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three months ended September 30, 2021 and June 30, 2021 was $8.5 million and $1.0 million, respectively. The large balance for the three months ended September 30, 2021 was caused by a decrease in USD foreign exchange rates that increase the value of our interest cash flow hedges, which have no offset in foreign currency gain (loss).
The net impact for nine months ended September 30, 2021 and September 30, 2020 was $11.8 million and $24.6 million, respectively. During the nine months ended September 30, 2020 there was a significant fall in USD foreign exchange rates, caused by COVID-19, which increased our unrealized gain from hedges on our future expected interest cash flows. As hedges on our future expected interest cash flows have no offset in foreign currency gain (loss) it caused the large balance noted above. Similarly the USD foreign exchange rates decreased during 2021 and so the interest cash flow hedges increased in value with no offset in foreign currency gain (loss).
Gain (loss) on interest rate hedges
In the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our 2026 Term Loan to 3.50%. During the three months ended September 30, 2021 and June 30, 2021, the interest rate cap had an unrealized gain (loss) of $(0.1) million.
We previously used an interest rate swap to manage exposure to variable cash flows on portions of our borrowings under our 2026 Term Loan. The interest rate swap agreement allowed us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow. During the nine months ended September 30, 2020 we recognized a realized loss on the interest rate swap of $53.9 million. During the second quarter of 2020, we terminated this interest rate swap.
Dividends
The following table details our dividend activity:

	Three months ended		Nine months ended
Dividends declared per share of:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Common Stock	$0.35	$0.35	$1.05	$1.10
Series B Preferred Stock	—	0.50	1.00	1.50
Series B-1 Preferred Stock	0.45	—	0.45	—
Subsequent Events
Refer to "Note 20 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2021.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. As of September 30, 2021, we had $1.9 billion, at face value, of corporate debt and $3.5 billion of asset specific financings. We have no corporate debt maturities until August 2022. As of September 30, 2021, we had $243 million of cash on hand and $349.8 million of approved and undrawn capacity from our secured debt arrangements. In addition, we have a significant amount of unencumbered loan assets. In light of COVID-19 and its severe impact on the economy we have taken steps to increase our cash balances in order to maintain an adequate level of liquidity to meet future outflows. As the duration and severity of the COVID-19 pandemic, as well as the efficacy of the vaccines or other remedies and the speed of their distribution and administration, remain unknown, so does the impact it will have on our borrowers, lenders, and the economy as a whole. We will continue to closely monitor developments related to COVID-19 as it relates to our liquidity position and financial obligations. At this time we believe we have the ability to generate and obtain adequate amounts of cash to meet financial obligations. See "Contractual Obligations and Commitments" below for further detail.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2021	December 31, 2020
Debt to Equity Ratio (1)	2.2	1.8
———————
(1)Represents total debt less cash and loan proceeds held by servicer (recorded with Other Assets, see "Note 6 - Other Assets" for more information) to total stockholders' equity.
Our primary sources of liquidity are as follows:
Cash Generated from Operations
Cash from operations is generally comprised of interest income from our investments, net of any associated financing expense, principal repayments from our investments, net of associated financing repayments, proceeds from the sale of investments, and changes in working capital balances. See "Results of Operations – Loan Portfolio Overview" above for a summary of interest rates related to our investment portfolio as of September 30, 2021.
Borrowings Under Various Financing Arrangements
JPMorgan Facility
In November 2019, through wholly-owned subsidiaries, we entered into a Sixth Amended and Restated Master Repurchase Agreement with JPMorgan Chase Bank, National Association. During the third quarter of 2021, we amended the JPMorgan Facility to allow for $1.5 billion of maximum borrowings and maturity in September 2024, plus two one-year extensions available at our option, which are subject to certain conditions. The JPMorgan Facility enables us to elect to receive advances in USD, GBP, or EUR. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of September 30, 2021, we had $1.1 billion (including £64.2 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility

In March 2020, through an indirect wholly-owned subsidiary, we entered into a Third Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch (the "DB Facility"). During the first quarter of 2021, we amended the DB Facility to reduce the commitment from $1.0 billion to $700.0 million ($398.5 million drawn at September 30, 2021) for the sale and repurchase of eligible first mortgage loans secured by commercial or multifamily properties, located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. The DB Facility matures in March 2022, and has a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of September 30, 2021, we had $398.5 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
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
As of September 30, 2021, we had $142.8 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
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
As of September 30, 2021, we had $189.2 million of borrowings outstanding under the CS Facility — USD secured by certain of our commercial mortgage loans.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing. The HSBC Facility — EUR was extended during the first quarter 2021 and matures in July 2022. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of September 30, 2021, we had $165.9 million (€143.3 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility — EUR secured by one commercial mortgage loan.
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
As of September 30, 2021, we had $32.7 million of borrowings outstanding under the Barclays Facility — USD secured by one commercial mortgage loan.
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
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of September 30, 2021 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$854,768	August 2024
Total/Weighted-Average SEK	237,110	August 2022
Total/Weighted-Average EUR	361,713	August 2022(2)
Total/Weighted-Average Securitization	$1,453,591	October 2023
———————
(1)Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(2)The EUR portion of the Barclays Private Securitization has an "evergreen" feature such that the facility continues for one year and can be terminated by either party on certain dates with, depending on the date of notice, a minimum of nine to twelve months' notice.

As of September 30, 2021, we had $1.5 billion (£634.4 million, €312.4 million, and kr2.1 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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
We were in compliance with the covenants under each of our secured debt arrangements at September 30, 2021 and December 31, 2020.
Senior Secured Term Loan
In May 2019, we entered into the $500.0 million 2026 Term Loan. During the nine months ended September 30, 2021, we repaid $3.8 million of principal related to the 2026 Term Loan. The 2026 Term Loan bears interest at LIBOR plus 2.75%, was issued at a price of 99.5%, and matures in May 2026.
In March 2021, we entered into the $300.0 million 2028 Term Loan. During the nine months ended September 30, 2021, we repaid $1.5 million of principal related to the 2028 Term Loan. The 2028 Term Loan bears interest at LIBOR (with a floor of 0.50%) plus 3.50%, was issued at a price of 99.0%, and matures in March 2028.

The outstanding Term Loans principal balance as of September 30, 2021 and December 31, 2020 was $787.3 million and $492.5 million, respectively. The Term Loans contain restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The Term Loans include the following financial covenants: (i) our ratio of total recourse debt to tangible net worth cannot be greater than 3:1; and (ii) our ratio of total unencumbered assets to total pari-passu indebtedness must be at least 1.25:1.
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
As of September 30, 2021, the 2029 Notes had a carrying value of $493.9 million net of deferred financing costs of $6.1 million. The 2029 notes requires that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1.
Convertible Senior Notes
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At September 30, 2021, the 2022 Notes had a carrying value of $342.4 million and an unamortized discount of $2.6 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At September 30, 2021, the 2023 Notes had a carrying value of $226.5 million and an unamortized discount of $3.5 million.
Other Potential Sources of Financing
Our primary sources of cash currently consist of cash available, which was $243.4 million as of September 30, 2021, principal and interest payments we receive on our portfolio of assets, and available borrowings under our secured debt arrangements. We expect our other sources of cash to consist of cash generated from operations and prepayments of principal received on our portfolio of assets. Such prepayments are difficult to estimate in advance. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings. As of September 30, 2021 we also held $1.7 billion of unencumbered assets, consisting of $795.4 million of senior mortgages and $874.1 million of mezzanine loans.
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
At September 30, 2021, our debt-to-equity ratio was 2.2 and our portfolio was comprised of $6.4 billion of commercial mortgage loans and $0.8 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.

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
The board of directors must approve any change in or waiver to these investment guidelines.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of September 30, 2021 are summarized as follows ($ in thousands):

	Less than 1 year (1)	1 to 2 years(1)	2 to 3 years (1)	3 to 5 years (1)	More than 5 years (1)	Total
Secured debt arrangements(1)(2)	$1,154,255	$656,128	$975,088	$813,635	$—	$3,599,106
Senior Secured Notes	23,125	23,125	23,125	46,250	1,060,087	1,175,712
Senior secured term loan(2)	34,073	33,808	33,612	524,936	299,995	926,424
Convertible senior notes	372,172	12,363	231,030	—	—	615,565
Unfunded loan commitments (3)	570,551	528,380	23,455	—	—	1,122,385
Total	$2,154,176	$1,253,804	$1,286,310	$1,384,821	$1,360,082	$7,439,192
———————
(1)     Assumes underlying assets are financed through the fully extended maturity date of the secured debt arrangement.
(2)     Based on the applicable benchmark rates as of September 30, 2021 on the floating rate debt for interest payments due.
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

Loan Commitments. As of September 30, 2021, we had $1.2 billion of unfunded loan commitments, comprised of $1.2 billion related to our commercial mortgage loan portfolio, and $11.7 million related to our subordinate loan portfolio.
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
The term of the Management Agreement was automatically renewed for a successive one-year term on September 29, 2021, and will automatically renew on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by our independent directors in February 2021, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.
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
Off-balance Sheet Arrangements
As of September 30, 2021, we have interests in two unconsolidated joint ventures, each of which owns underlying properties that secure one of our first mortgage loans, respectively. The unconsolidated joint ventures were deemed to be VIEs, of which we are not the primary beneficiary. Accordingly, the VIEs are not consolidated in our condensed consolidated financial statements as of September 30, 2021. Our maximum exposure to loss from these commercial mortgage loans is limited to their carrying value, which as of September 30, 2021 was $225.2 million.
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
The Series B Preferred Stock entitled holders to receive dividends at a rate of 8.00% per annum and paid cumulative cash dividends, which were payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October.
As of September 30, 2021, we had 6,770,393 shares of Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.
Non-GAAP Financial Measures
Distributable Earnings
Beginning in the fourth quarter of 2020 to more appropriately reflect the principal purpose of the measure, "Operating Earnings" was relabeled "Distributable Earnings", a non-GAAP financial measure. The definition continues to be net income

(loss) available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items (including depreciation and amortization related to real estate owned) included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Convertible Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Distributable Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors. For the three and nine months ended September 30, 2021, our Distributable Earnings were $49.2 million, or $0.35 per share, and $143.6 million, or $1.01 per share, respectively, as compared to $52.9 million, or $0.36 per share, and $104.3 million, or $0.68 per share, respectively, for the same periods in the prior year.
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
For the three and nine months ended September 30, 2021, 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator. For the three and nine months ended September 30, 2020, all of the potentially issuable shares with respect to the Convertible Notes were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive. Refer to "Note 19 - Net Income (Loss) per Share" for further discussion.
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings ($ in thousands, except Price):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Weighted-Averages	Shares	Shares	Shares	Shares
Diluted shares - GAAP	170,884,172	146,612,313	170,836,682	150,679,773
Potential shares issued under conversion of the Convertible Notes	(28,533,271)	—	(28,533,271)	—
Unvested RSUs	—	2,051,311	—	2,028,573
Diluted shares - Distributable Earnings	142,350,901	148,663,624	142,303,411	152,708,346

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
As discussed in “Note 11 - Derivatives” we terminated our interest rate swap, which we used to manage exposure to variable cash flows on our borrowings under our senior secured term loan, in the second quarter of 2020 and recorded a realized loss in our condensed consolidated statement of operations. We have not had an interest rate swap on our condensed consolidated balance sheet since this termination. In addition, as discussed in “Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net,” we recorded a net realized loss on the sale of seven of our commercial real estate loans, two restructurings, one payoff of a previously impaired loan, and one foreclosure.

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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to realized losses and impairments on real estate owned, investments and interest rate swap ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) available to common stockholders	$57,266	$45,953	$176,522	$(28,458)
Adjustments:
Equity-based compensation expense	4,405	4,212	13,149	12,726
Unrealized loss on interest rate swap	—	—	—	(14,470)
(Gain) Loss on foreign currency forwards	(32,947)	34,537	(39,653)	(32,959)
Foreign currency (gain) loss, net	24,413	(27,002)	27,808	8,388
Unrealized (gain) loss on interest rate cap	75	564	(171)	(174)
Realized gains (losses) relating to interest income on foreign currency hedges, net	(219)	(90)	(1,558)	1,254
Realized gains relating to forward points on foreign currency hedges, net	63	244	75	3,733
Amortization of the convertible senior notes related to equity reclassification	824	777	2,436	2,296
Depreciation and amortization on real estate owned	1,096	—	1,548	—
Provision for (reversal of) loan losses and impairments	(5,766)	(6,342)	(36,590)	151,954
Realized losses and impairments on real estate owned and investments	—	1,037	20,550	17,442
Realized loss on interest rate swap	—	—	—	53,851
Total adjustments:	(8,056)	7,937	(12,406)	204,041
Distributable Earnings prior to realized losses and impairments on real estate owned, investments, and interest rate swap	$49,210	$53,890	$164,116	$175,583

Realized losses and impairments on real estate owned and investments	$—	$(1,037)	$(20,550)	$(17,442)
Realized loss on interest rate swap	—	—	—	(53,851)
Distributable Earnings	$49,210	$52,853	$143,566	$104,290
Diluted Distributable Earnings per share prior to realized losses and impairments on real estate owned, investments, and interest rate swap	$0.35	$0.36	$1.15	$1.15
Diluted Distributable Earnings per share of common stock	$0.35	$0.36	$1.01	$0.68
Weighted-average diluted shares - Distributable Earnings	142,350,901	148,663,624	142,303,411	152,708,346

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	September 30, 2021	December 31, 2020
Stockholders' Equity	$2,306,442	$2,270,529
Series B Preferred Stock (Liquidation Preference)	—	(169,260)
Series B-1 Preferred Stock (Liquidation Preference)	$(169,260)	$—
Common Stockholders' Equity	$2,137,182	$2,101,269
Common Stock	139,894,060	139,295,867
Book value per share	$15.28	$15.08

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2020	$15.08
General CECL Allowance	0.30
Book value per share at December 31, 2020 prior to General CECL Allowance	$15.38
Earnings in excess of dividends	0.10
Net reversal of Specific CECL Allowance	0.07
Net unrealized gain on currency hedges	0.06
Other	0.01
Vesting and delivery of RSUs	(0.08)
Book value per share at September 30, 2021 prior to General CECL Allowance and depreciation and amortization	$15.54
General CECL Allowance and depreciation and amortization	(0.26)
Book value per share at September 30, 2021	$15.28

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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following September 30, 2021, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)
USD	$1,282,638	$(5,607)	$(0.04)	$1,257	$0.01
GBP	565,427	426	—	36	—
SEK	59,277	238	—	—	—
EUR	292,018	—	—	—	—
Total:	$2,199,360	$(4,943)	$(0.04)	$1,293	$0.01
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
During the period ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within ARI to disclose material information otherwise required to be set forth in our periodic reports.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. See "Note 17 - Commitments and Contingencies" for further detail regarding legal proceedings.
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

10.1
Registration Rights Agreement with respect to Apollo Commercial Real Estate Finance, Inc.’s 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock dated July 14, 2021 by and between Apollo Commercial Real Estate Finance, Inc., QH RE Asset Company LLC and DIC Holding II LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 20, 2021 (File No. 001-34452)

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

Apollo Commercial Real Estate Finance, Inc.

October 25, 2021	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer
(Principal Executive Officer)

October 25, 2021	By:	/s/ Jai Agarwal
Jai Agarwal Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)