Form 10-K
period 2021-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2022-02-08
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,206,019,969, based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.
As of February 7, 2022, there were 140,541,409 shares, par value $0.01, of the registrant’s common stock issued and outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING INFORMATION
In this annual report on Form 10-K, references to "ARI," "Company," "we," "us," or "our" refer to Apollo Commercial Real Estate Finance, Inc. and its subsidiaries; references to the "Manager" refer to ACREFI Management, LLC, an indirect subsidiary of Apollo Global Management, Inc., unless specifically stated otherwise or the context otherwise indicates.
We make forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission ("SEC"), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: the macro- and micro-economic impact of the COVID-19 pandemic; the severity and duration of the COVID-19 pandemic, including the emergence and spread of COVID-19 variants; actions taken by governmental authorities to contain the COVID-19 pandemic or treat its impact; the efficacy of the vaccines or other remedies and the speed of their distribution and administration; the impact of the COVID-19 pandemic on our financial condition, results of operations, liquidity and capital resources; market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
•The commercial mortgage loans and other commercial real estate-related loans we acquire or originate are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.
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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo Global Management, Inc. (together with its subsidiaries, "Apollo"), a global, high-growth alternative asset manager with assets under management of approximately $481.1 billion as of September 30, 2021. The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Our principal business objective is to acquire our target assets in order to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2021, we held a diversified portfolio comprised of approximately $7.0 billion of commercial mortgage loans and $0.8 billion of subordinate loans and other lending assets. As of December 31, 2021, we had financed this portfolio with $4.2 billion of secured debt arrangements, $345.0 million aggregate principal amount of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), $230.0 million aggregate principal amount of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and together with the 2022 Notes, the "Convertible Notes"), $785.3 million senior secured term loan and $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"). On March 15, 2019, we redeemed the remainder of the 5.50% Convertible Senior Notes due 2019 (the "2019 Notes").
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
FINANCING STRATEGY

We use borrowings as part of our financing strategy. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in our investment portfolio, the potential for losses and extension risk in our investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of our financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the type of collateral underlying such target assets. In utilizing leverage, we seek to enhance equity returns while limiting interest rate exposure. In addition to our current secured debt arrangements and senior secured term loan, we may access additional repurchase facilities and more traditional borrowings such as credit facilities. As of December 31, 2021, we had $1.5 billion of borrowings outstanding under our secured debt arrangement with JPMorgan Chase Bank, National Association (the "JPMorgan Facility"), $259.1 million of borrowings outstanding under our secured debt arrangement with Deutsche Bank AG, Cayman Islands Branch and Deutsche Bank AG, London Branch (the "DB Facility"), $168.2 million of borrowings outstanding under our secured debt arrangement with Goldman Sachs Bank USA (the "Goldman Facility"), $148.7 million of borrowings outstanding under our secured debt arrangement with Credit Suisse AG (the "CS Facility - USD"), $162.9 million (€143.3 million assuming conversion into USD) of borrowings outstanding under our secured debt arrangement with HSBC Bank plc (the "HSBC Facility - EUR"), $32.7 million of borrowings outstanding under our secured debt arrangement with Barclays Bank plc ("Barclays Facility - USD"), and $1,902.7 million (£960.2 million, €328.9 million, and kr2,077.6 million assuming conversion into USD) of borrowings outstanding under our private securitization with Barclays Bank, plc (the "Barclays Private Securitization"). In addition, we had $785.3 million of borrowings outstanding under our senior secured term loan as of December 31, 2021. In the future, we may increase or decrease our borrowing levels and also seek to raise further equity or debt capital in order to fund future investments.
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
See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our borrowings and hedging as of December 31, 2021.

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
The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets. Apollo has advised us that investing in and fostering a high-performing, diverse and inclusive workforce is a key pillar of operating its business. You can learn more about Apollo's commitment to its employees on its website at www.apollo.com under "Our Impact—Operating With Impact." The information contained on, or accessible from, Apollo's website does not form a part of and is not incorporated by reference into this annual report on Form 10-K.
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
The Biden Administration, along with the Democratic Congress, is likely to continue to focus in the short-term on additional stimulus measures to address the economic impact of the COVID-19 pandemic, rather than comprehensive financial services and banking reform. However, in the long-term the Biden Administration is likely to take a more active approach to banking and financial regulation than the prior Trump Administration, particularly to promote policy goals involving climate change, racial equity, ESG matters, consumer financial protection and infrastructure.
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
The United Kingdom has withdrawn from the European Union, an event commonly referred to as "Brexit." The United Kingdom and the European Union have entered into a trade and cooperation agreement governing certain aspects of their future relationship. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. However, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before Brexit. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Since we and our borrowers rely on access to the financial markets in order to refinance our debt liabilities and gain access to new financing, ongoing political uncertainty and any worsening of the economic environment may reduce our and our borrowers' ability to refinance existing and future liabilities or gain access to new financing, in each case on favorable terms or at all. For these reasons, the United Kingdom's exit from the European Union could have adverse consequences on our business, financial condition and results of operations. As of December 31, 2021, we had $2.3 billion, or 29.1%, of our portfolio (by carrying value) invested in the United Kingdom.
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
In the United States, there have been a number of federal, state and local government initiatives applicable to a significant number of mortgage loans, to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. In March 2020, the U.S. Congress approved, and former President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provided approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of COVID-19. The CARES Act, among other things, provided certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness and/or forbearance. The Federal Reserve implemented asset purchase and lending programs, including purchases of residential and commercial-mortgage backed securities and the establishment of lending facilities to support loans to small- and mid-size businesses. However, the Federal Reserve is expected to taper its asset purchase program and implement short-term interest-rate raises in 2022, the ultimate effects of which cannot be predicted at this time.
To further address the continued economic impact of the COVID-19 pandemic, the U.S. Congress passed, and former

President Trump signed into law, a second COVID-19 relief bill in December 2020, which provided approximately $900 billion in additional financial assistance to individuals and businesses, including funds for rental assistance to be distributed by state and local governments and a revival of the forgivable small business loan program originally provided for under the CARES Act. In March 2021, President Biden signed into law the American Rescue Plan, a $1.9 trillion economic stimulus package that provided for direct financial payments to individuals, continuing foreclosure and eviction moratoriums, small business support and funds for state and local governments, among other measures. While the Biden Administration has proposed other measures as part of its Build Back Better plan, including substantial funding for infrastructure and social services, it is unclear whether and to what extent such measures will be enacted into law.
Although these actions by the federal government, together with other actions taken at the federal, regional and local levels are intended to support these economies, and while President Biden, with the support of a Democratic Congress, may seek to implement additional relief measures in 2022, there is no guarantee that such measures will be approved or will provide sufficient relief to avoid continued adverse effects of the COVID-19 pandemic on the economy. Similar actions have been taken by governments around the globe but as is the case in the United States there is no assurance that such measures will prevent further economic disruptions, which may continue to be significant, around the world.
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
Although more normalized activities have resumed, we are not in a position to estimate the ultimate impact the COVID-19 pandemic will have on our business and the economy as a whole. The extent of the impact of the COVID-19 pandemic on us will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the continued or renewed implementation of travel advisories and restrictions, fluctuations in business openings and closures, the efficacy and availability of COVID-19 vaccines, the impact of the public health emergency on overall supply and demand, goods and services, consumer confidence and levels of economic activity and the extent of its disruption to global, regional, and local supply chains and economic markets, all of which are uncertain and difficult to assess. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows. Moreover, many risk factors set forth in this annual report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Climate change and regulatory and other efforts to reduce climate change could adversely affect our business.
We face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact our company include those risks related to the impact of U.S. and foreign climate- and ESG-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, we are subject to risks stemming from the physical impacts of climate change.
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase the costs to us, and those higher costs may continue to increase if new laws require additional resources, including spending more time, hiring additional personnel or investing in new technologies.
We also face business trend-related climate risks. Investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in companies. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with certain industries or assets associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods can also have an adverse impact on our real estate assets. Additionally, both transition and physical risks associated with climate change could result in increased operating costs for our borrowers and could adversely impact our borrowers' ability to make regular payments of principal and interests. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses or properties that focus on tourism or recreational travel. See also "—Risks Related to Our Assets—Our real estate assets are subject to risks particular to real property. These risks may have resulted and may continue to result in a reduction or elimination of return from a loan secured by a particular property."

Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock including:

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
Certain provisions in the indentures governing the Convertible Notes and the 2029 Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the Convertible Notes and the 2029 Notes and the indentures governing the Convertible Notes and the 2029 Notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Notes and the 2029 Notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Notes and the 2029 Notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
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
In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The Articles Supplementary for our preferred stock prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding preferred stock. The indentures governing the Convertible Notes prohibits a holder from receiving shares of our stock upon conversion of the Convertible Notes if such receipt would violate the ownership limitations contained in our charter. These ownership limits in our charter could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors have established exemptions from the ownership limits in our charter which permit Apollo and certain of our affiliates to collectively hold up to 25% of our common stock, a certain institutional investor to hold up to 20% of our common stock, certain institutional investors to collectively hold up to 19.9% of our common stock and certain institutional investors and certain of their specified affiliates to each collectively hold up to 15% of our common stock.
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
As of December 31, 2021, we had secured debt arrangements in place, with an aggregate borrowing capacity of approximately $3.0 billion. We may utilize credit facilities and additional secured debt arrangements to finance our assets if they become available on acceptable terms. In the event we utilize such financing arrangements, they may involve the risk that the market value of our assets pledged or sold by us to the secured debt arrangements counterparty or provider of the credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay its debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to credit facilities and increase our cost of capital. The lenders may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.
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
In July 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates the LIBOR administrator, ICE Benchmark Administration Limited ("IBA") announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. On March 5 2021, the FCA and IBA announced that the IBA will cease publication in the current form for 1-week and 2-month U.S. dollar LIBOR rates immediately following the publication on December 31, 2021 and for overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR rates immediately following the publication on June 30, 2023. The FCA and U.S. bank regulators welcomed the IBA's plans to continue publishing certain tenors for U.S. dollar LIBOR through June 30, 2023 because it will allow many legacy U.S. dollar LIBOR contracts that lack effective fallback provisions and are difficult to amend to mature before such LIBOR rates experience disruptions. U.S. bank regulators have, however, encouraged banks to cease entering into new financial contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Given consumer protection, litigation, and reputation risks, U.S. bank regulators believe entering into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. In addition, they expect new financial contracts to either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR's discontinuation. It is not possible to predict all consequences of the IBA's plan to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts.
The Alternative Reference Rates Committee (the "ARRC"), a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than U.S. dollar LIBOR and is less likely to correlate with the funding costs of financial institutions. To approximate economic equivalence to U.S. dollar LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added. In July 2021, the ARRC also recommended forward-looking term rates based on SOFR published quoted for 1-, 3- and 6-month tenors by CME Group to support the transition away from U.S. dollar LIBOR. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products. Inconsistent use of replacement rates or calculations conventions among financial products could expose us to additional financial risks and increase the cost of any related hedging transactions.
Many of our secured debt arrangements and our senior secured term loan, as well as certain of our floating rate loan assets, are linked to U.S. dollar LIBOR. We expect that a significant portion of these financing arrangements and loan assets will not have matured, been prepaid or otherwise terminated prior to the time at which the IBA ceases to publish U.S. dollar LIBOR. It is not possible to predict all consequences of the IBA's proposals to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. Some of our debt and loan assets may not include robust fallback language that would facilitate replacing U.S. dollar LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation, and we may need to amend these before the IBA ceases to publish LIBOR. If such debt or loan assets mature after LIBOR ceases to be published, our counterparties may disagree with us about how to calculate or replace LIBOR. Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a lower interest rate being paid to us on such assets. Modifications to any debt, loan assets, interest rate hedging transactions or other contracts to replace U.S. dollar LIBOR with an alternative reference rate could result in adverse tax consequences. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from U.S. dollar LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments There is no guarantee that a transition from LIBOR to alternative reference rates will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.
While we expect U.S. dollar LIBOR to be available in substantially its current form until the end of 2023, if a significant number of panel banks decline to provide U.S. dollar LIBOR submissions to the IBA, it is possible that U.S. dollar LIBOR will become unrepresentative of the underlying market and subject to increased volatility prior to such date. Should that occur, the risks associated with the transition to alternative reference rates will be accelerated and magnified.
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
Commercial mortgage loans are secured by residential-for-rent or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss are greater than similar risks associated with mortgage loans made on the security of one to four family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The Manager makes certain estimates of losses during its underwriting of commercial mortgage loans. However, estimates may not prove accurate, as actual results may vary from estimates. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties (including properties located in opportunity zones), changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, environmental legislation and tax legislation, acts of God, regional, national or global pandemics, terrorism, social unrest, civil disturbances or other calamities.
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
Our real estate assets are subject to risks particular to real property. These risks may have resulted and may continue to result in a reduction or elimination of return from a loan secured by a particular property.
To the extent we foreclose on properties and own real estate directly upon a default of mortgage or other real estate-related loans, as we have done and may continue to do, we are subject to risks particular to owning real property. Real estate is subject to various risks, including:
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
Our investment guidelines permit investments in non-U.S. assets, subject to the same guidelines as U.S. assets. As of December 31, 2021, $3.6 billion, or 45.5%, of our assets (by carrying value) were non-U.S. assets. Investments in countries outside of the United States may subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets as well as political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these assets. In addition, such assets may be denominated in currencies other than USD which would expose us to foreign currency risk.
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
The term of the Management Agreement was automatically renewed for a successive one-year term on September 29, 2021 and will automatically renew on each anniversary thereafter; provided, however, that either we, under the certain limited circumstances described above that would require us to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business plan.
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
Apollo generally follows an open architecture approach to information sharing within the larger Apollo organization and does not normally impose information barriers within its asset management business. If the Manager were to receive material non-public information about a particular company, or have an interest in investing in a particular company, Apollo or certain of its affiliates may be prevented from investing in or disposing of investments in such company. Conversely, if Apollo or certain of our affiliates were to receive material non-public information about a particular company, or have an interest in investing in a particular company, we may be prevented from investing in or disposing of investments in such company. This risk affects us more than it does investment vehicles that are not related to Apollo, as Apollo generally does not use information barriers within its asset management business that many firms implement to separate persons who make investment decisions from others who might possess material, non-public information that could influence such decisions. Apollo’s approach to these barriers could prevent the Manager’s investment professionals from undertaking advantageous investments or dispositions that would be permissible for them otherwise. In addition, Apollo could in the future decide to establish information barriers within its asset management business, particularly as it expands and diversifies. In such event, Apollo’s ability to operate as an integrated asset management platform will be restricted and the Manager’s resources may be limited.
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
The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. Furthermore, the Biden administration has indicated an intention to enact tax legislation that could impact the taxation of an investment in our common stock. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common stock. The TCJA, which was signed into law on December 22, 2017, significantly changed U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and lessened the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—U.S. Federal Income Tax Legislation." Stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our common stock.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock is listed on the New York Stock Exchange, under the symbol "ARI." On February 7, 2022, the last sales price for our common stock on the New York Stock Exchange was $13.28 per share.
Holders

As of February 7, 2022, we had 464 registered holders of our common stock. The 464 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.
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
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 500 (the "S&P 500"), and the Bloomberg REIT Mortgage Index (the "BBREMTG Index"), a published industry index, from December 31, 2016 to December 31, 2021. The graph assumes that $100 was invested on December 31, 2016 in our common stock, the S&P 500 and the BBREMTG Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Apollo Commercial Real Estate Finance, Inc.	100.00	122.08	121.99	147.78	105.64	139.96
S&P 500	100.00	121.70	116.15	152.42	180.45	232.20
BBREMTG Index	100.00	119.91	116.42	143.92	111.97	131.68

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
The 2019 LTIP provides for grants of restricted common stock, restricted stock units ("RSUs") and other equity-based awards up to an aggregate of 7,000,000 shares of our common stock. The LTIPs are administered by the compensation committee of our board of directors (the "Compensation Committee") and all grants under the LTIPs must be approved by the Compensation Committee. For further discussion of the 2019 Plan, see "Note 15- Share-Based Payments" to the accompanying consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this annual report on Form 10-K.
The following table presents certain information about our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	3,006,491
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	3,006,491

Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended December 31, 2021.

Item 6. [Reserved]

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $481.1 billion as of September 30, 2021.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Current Market Conditions

During the first quarter of 2020, there was a global outbreak of COVID-19, which was declared by the World Health Organization as a pandemic. In response to COVID-19, the United States and numerous other countries declared national emergencies, which has led to large scale quarantines as well as restrictions to business deemed non-essential. Although more normalized activities have resumed, we are not in a position to estimate the ultimate impact COVID-19 and its variants will have on our business and the economy as a whole. We cannot predict the potential impact related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak. The effects of COVID-19 have adversely impacted the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully. Some of the factors that impacted us to date and may continue to affect us are outlined in Item 1A. "Risk Factors."
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
Real Estate Owned (and Related Debt)
From time to time we may obtain legal title to the collateral from our loans due to non-performance. This acquisition of real estate is accounted for using the acquisition method under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations." We recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree, if applicable, based on their relative fair values. Once real estate assets have been recorded at fair value they are evaluated for impairment on a quarterly basis. Please refer to "Note 2 – Summary of Significant Accounting Policies," "Note 3 – Fair Value Disclosure," and "Note 5 – Real Estate Owned” for more information regarding real estate owned and our valuation methodology.
Real estate assets acquired may include land, building, furniture, fixtures and equipment ("FF&E"), and intangible assets. The fair value of land is determined by utilizing the market or sales comparison approach, which compares the property to similar properties in the marketplace. Although we exercise significant judgement to identify similar properties, and may also consult independent third-party valuation experts to assist, our assessment of fair value is subject to uncertainty and sensitive to our selection of comparable properties.
We estimate the fair value of any building and FF&E by the cost approach which measures fair value as the replacement cost of these assets. This approach also requires significant judgement, and our estimate of replacement cost could vary from actual replacements costs.

Once real estate assets have been recorded at fair value, they are evaluated for impairment on a quarterly basis. We consider the following factors when performing our impairment analysis: (i) Management, having the authority to approve the action, commits to a plan to sell the asset; (ii) significant negative industry and economic outlook or trends; (iii) expected material costs necessary to extend the life or operate the real estate asset; and (iv) our ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset for the purpose of assessing impairment, we make certain assumptions including, but not limited to: consideration of projected operating cash flows, intended holding period of the real estate, comparable selling prices and projected cash flows from the eventual disposition of the real estate based upon our estimate of a capitalization rate and discount rate. While we exercise significant judgement in generating our assumptions, the asset’s fair value is subject to uncertainty, as actual operating cash flows and disposition proceeds could differ from those assumed in our valuations. Additionally, the output is sensitive to the assumptions used in calculating any potential impairment.

Current Expected Credit Losses ("CECL")

We measure and record potential expected credit losses related to our loan portfolio in accordance with the CECL Standard. The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The FASB recognizes the weighted average remaining maturity ("WARM") method as an acceptable approach for computing current expected credit losses. We have adopted the WARM method to determine the General CECL Allowance for the majority of loans in our portfolio, applied on a collective basis by assets with similar risk characteristics. If we determine that a borrower or sponsor is experiencing financial difficulty, we will record loan-specific allowances (our Specific CECL Allowance). Please see “Note 2 – Summary of Significant Accounting Policies” and “Note 4 Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net” for further discussion regarding CECL.

General CECL Allowance
There are various significant assumptions required to estimate our General CECL Allowance which include deriving and applying an annual historical loss rate, forecasting and analyzing the impacts of macroeconomic conditions and the timing of expected repayments, satisfactions and future fundings.
We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the fourth quarter of 2021 provided by a third party, Trepp LLC. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. Selecting these filters requires the use of significant judgement. The historical loss rate, and ultimately General CECL Allowance we calculated, is sensitive to the CMBS dataset that we select.
We adjust our determined annual historical loss rate based on our outlook of the macroeconomic environment, for a reasonable and supportable forecast period—which we have determined to be one year. We determine our expectations for the macroeconomic environment by analyzing various market factors and assess the potential impact on our our portfolio. This assessment requires the use of significant judgement in selecting relevant market factors and our expectations of the future macroeconomic environment. The future macroeconomic environment is subject to uncertainty as the actual future macroeconomic environment could vary from our expectations, which will impact our General CECL Allowance.
Additionally, there are assumptions provided to us by the Manager that represent their best estimate as to expected loan maturity dates, future fundings, and timing of loan repayments. These assumptions, although made with the most available information at the time of the estimate, are subjective and actual activity may not follow the estimated schedule. These assumptions impact the future balances that the loss rate will be applied to and as such impact our General CECL Allowance. As we acquire new loans and the Manager monitors loan and sponsor performance, these estimates may change each period.

Specific CECL Allowance
When we determine that a borrower or sponsor is experiencing financial difficulty, we evaluate the related loan for loan-specific allowances, under the practical expedient per the guidance. Determining that a borrower or sponsor is experiencing financial difficulty requires the use of significant judgement and can be based on several factors subject to uncertainty. These factors can include, but are not limited to, whether cash from the borrower's operations are sufficient to cover current and future debt service requirements, the borrower’s ability to potentially refinance the loan and other circumstances that can affect the borrower’s ability to satisfy their obligations in accordance the terms of the loan. When utilizing the practical expedient for collateral dependent loans, the loan loss provision is determined as the difference between the fair value of the underlying collateral, adjusted for estimated costs to sell when applicable, and the carrying value of the loan (prior to the loan loss provision), as repayment or satisfaction of a loan is dependent on a sale of the underlying collateral.
The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. These methods require the use of key unobservable inputs, which are inherently uncertain and subjective. Our estimate of fair value is sensitive to both the valuation methodology selected and inputs used. Determining a suitable valuation method and selecting the appropriate key unobservable inputs and assumptions requires significant judgment and consideration of factors specific to the underlying collateral being assessed. Additionally, the key unobservable inputs and assumptions used may vary depending on the information available to us and market conditions as of the valuation date. As such, the fair value that we derive and use in calculating our Specific CECL Allowance, is subject to uncertainty and any actual losses, if incurred, could differ materially from our provision.
Refer to "Note 2 - Summary of Significant Accounting Policies" to our consolidated financial statements for the complete listing and description of our significant accounting policies.
Results of Operations
All non-USD denominated assets and liabilities are translated to USD at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Loan Portfolio Overview
The following table sets forth certain information regarding our loan portfolio as of December 31, 2021 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$7,012,312	4.1%	4.5%	$4,159,330	2.0%	$2,852,982
Subordinate loans and other lending assets, net	844,948	7.4%	7.8%	—	—	844,948
Total/Weighted-Average	$7,857,260	4.5%	4.9%	$4,159,330	2.0%	$3,697,930
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of December 31, 2021 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $9.1 million.
(4)    Cost of funds includes weighted average spread and applicable benchmark rates as of December 31, 2021 on secured debt arrangements.
(5)    Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of December 31, 2021 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Hotel	3	10/2019	$263	$40		Y	08/2024	Various, Spain
2	Hotel	3	11/2021	221	26		Y	11/2026	Various, UK/Ireland
3	Hotel	3	04/2018	152	—			04/2023	Honolulu, HI
4	Hotel	3	09/2015	145	—			06/2024	Manhattan, NY
5	Hotel	3	07/2021	139	39			08/2026	Various, US
6	Hotel	3	08/2019	136	—			08/2024	Puglia, Italy
7	Hotel	3	05/2018	115	—			06/2024	Miami, FL
8	Hotel	3	03/2017	106	—			03/2022	Atlanta, GA
9	Hotel	3	10/2021	99	—			11/2026	New Orleans, LA
10	Hotel	3	11/2018	90	—			12/2023	Vail, CO
11	Hotel	3	12/2019	60	—			01/2025	Tucson, AZ
12	Hotel	3	11/2021	59	104	Y		12/2026	St. Thomas, USVI

13	Hotel	3	05/2021	59	2			06/2026	Fort Lauderdale, FL
14	Hotel	3	05/2019	52	—			06/2024	Chicago, IL
15	Hotel	3	10/2021	44	47	Y		10/2026	Lake Como, Italy
16	Hotel	3	12/2015	43	—			08/2024	St. Thomas, USVI
17	Hotel	3	02/2018	26	1			11/2024	Pittsburgh, PA
18	Hotel	3	12/2021	23	34	Y		06/2025	Dublin, Ireland
19	Office	3	02/2020	227	—			02/2025	London, UK
20	Office	3	01/2020	214	75		Y	02/2025	Long Island City, NY
21	Office	3	06/2019	212	15			08/2026	Berlin, Germany
22	Office	3	09/2019	189	—			09/2023	London, UK
23	Office	3	10/2018	187	—	Y		10/2023	Manhattan, NY
24	Office	3	11/2017	132	—			01/2023	Chicago, IL
25	Office(1)	3	12/2017	123	—		Y	07/2022	London, UK
26	Office	3	03/2018	86	—		Y	04/2023	Chicago, IL
27	Office	3	12/2019	19	2			04/2022	Edinburgh, Scotland
28	Office	3	11/2021	25	57	Y		11/2025	Milan, Italy
29	Urban Retail	3	12/2019	353	—			12/2023	London, UK
30	Urban Retail	3	08/2019	318	—		Y	09/2024	Manhattan, NY
31	Industrial	3	03/2021	284	—			05/2026	Various, Sweden
32	Residential-for-sale: inventory	3	12/2021	180	57			01/2027	Manhattan, NY
33	Residential-for-sale: construction	3	12/2018	105	74	Y	Y	12/2023	Manhattan, NY
34	Residential-for-sale: inventory	3	12/2021	102	—		Y	01/2026	Hallandale Beach, FL
35	Residential-for-sale: inventory	3	12/2019	70	12		Y	11/2025	Boston, MA
36	Residential-for-sale: inventory	3	01/2018	21	2		Y	01/2023	Manhattan, NY
37	Residential-for-sale: inventory	3	06/2018	6	—		Y	07/2022	Manhattan, NY
38	Residential-for-rent	3	12/2021	236	18			12/2026	Various, UK
39	Residential-for-rent	3	05/2021	82	—		Y	05/2026	Cleveland, OH
40	Residential-for-rent	3	04/2014	60	—			07/2023	Various
41	Residential-for-rent	3	11/2014	50	—			06/2023	Various, US
42	Residential-for-rent	3	02/2020	50	1			03/2024	Cleveland, OH
43	Portfolio(2)	3	06/2021	267	27			06/2026	Various, Germany
44	Parking Garages	3	05/2021	269	5			05/2026	Various, US
45	Healthcare	3	10/2019	219	—			10/2024	Various, UK
46	Caravan Parks	3	02/2021	221	—			02/2028	Various, UK
47	Multifamily Development(3)	5	03/2017	177	—			07/2022	Brooklyn, NY
48	Urban Predevelopment(3)	5	01/2016	122	—			09/2022	Miami, FL
49	Retail center	3	10/2021	311	—			10/2026	Various, UK
50	Retail center(3)	5	11/2014	105	—			09/2022	Cincinnati, OH
51	Mixed Use	3	12/2019	127	710	Y	Y	06/2025	London, UK
52	Mixed Use	3	12/2019	54	—			12/2024	London, UK
	General CECL Allowance			(23)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.1		$7,012	$1,348			3.1 Years

Subordinate Loan and Other Lending Assets Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential-for-sale: construction(4)	3	06/2015	$238	$—	Y	Y	03/2022	Manhattan, NY
2	Residential-for-sale: construction(4)	3	05/2020	153	—	Y	Y	03/2022	Manhattan, NY
3	Residential-for-sale: construction(4)	4	11/2017	82	—	Y	Y	03/2022	Manhattan, NY
4	Mixed Use	3	02/2019	40	—	Y		06/2022	London, UK
5	Mixed Use	3	12/2018	42	9	Y		12/2023	Brooklyn, NY
6	Mixed Use	3	07/2012	7	—			08/2022	Chapel Hill, NC

7	Office	3	01/2019	100	—		12/2025	Manhattan, NY
8	Office	3	07/2013	14	—		07/2022	Manhattan, NY
9	Office	3	08/2017	8	—		09/2024	Troy, MI
10	Healthcare(5)	3	07/2019	51	—	Y	06/2024	Various, US
11	Healthcare(6)	3	01/2019	32	—		01/2024	Various, US
12	Healthcare(5)(6)	3	02/2019	13	—	Y	01/2034	Various, US
13	Industrial	2	05/2013	32	—		05/2023	Various, US
14	Hotel	3	06/2015	24	—		07/2025	Phoenix, AZ
15	Hotel	3	06/2018	20	—		06/2023	Las Vegas, NV
	General CECL Allowance			(11)
	Subtotal / Weighted-Average Subordinate Loans and Other Lending Assets	3.1		$845	$9		1.3 Years

	Total / Weighted-Average Loan Portfolio	3.1		$7,857	$1,357		2.9 Years
———————
(1)Includes $27.1 million of a subordinate participation sold accounted for as secured borrowing.
(2)Includes portfolio of office, industrial, and retail property types.
(3)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(4)Loans are secured by the same property.
(5)Single Asset, Single Borrower CMBS.
(6)Loan and Single Asset, Single Borrower CMBS are secured by the same properties.

Our average asset and debt balances for the year ended December 31, 2021 were ($ in thousands):

	Average month-end balances for the year ended December 31, 2021
Description	Assets	Related debt
Commercial mortgage loans, net	$6,484,910	$3,675,058
Subordinate loans and other lending assets, net	961,120	—
Portfolio Management
Due to the impact of COVID-19, some of our borrowers have experienced consequences which have prevented the execution of their business plans and in some cases, resulted in temporary closures. As a result, we have worked with borrowers to execute loan modifications which are typically coupled with additional equity contributions from borrowers. Loan modifications to date have included repurposing of reserves, temporary deferrals of interest or principal, and partial deferral of coupon interest as payment-in-kind interest.
Investment Activity
During the year ended December 31, 2021, we committed $3.2 billion of capital to loans ($2.8 billion was funded at closing). In addition, during the year ended December 31, 2021, we received $1.9 billion in repayments and funded $522.0 million for loans closed prior to 2021.
For the years ended December 31, 2021 and 2020, our net income available to common stockholders was $210.6 million, or $1.46 per diluted share of common stock, and $4.8 million, or $0.01 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics compared to both the same period in the previous year and the most recently reported period ($ in thousands):

	Year ended		2021 vs. 2020
	December 31, 2021	December 31, 2020
Net interest income:
Interest income from commercial mortgage loans	$327,702	$309,134	$18,568
Interest income from subordinate loans and other lending assets	100,413	118,435	(18,022)
Interest expense	(162,522)	(148,891)	(13,631)
Net interest income	265,593	278,678	(13,085)
Operations related to real estate owned:
Revenue from real estate owned operations	18,917	—	18,917
Operating expenses related to real estate owned	(19,923)	—	(19,923)
Depreciation and amortization on real estate owned	(2,645)	—	(2,645)
Net loss related to real estate owned	(3,651)	—	(3,651)
Operating expenses:
General and administrative expenses	(28,845)	(26,849)	(1,996)
Management fees to related party	(38,160)	(39,750)	1,590
Total operating expenses	(67,005)	(66,599)	(406)
Other income	3,821	1,604	2,217
Realized loss on investments	(20,767)	(47,632)	26,865
Realized losses and impairments on real estate owned	(550)	—	(550)
Reversal of (provision for) loan losses - Specific CECL Allowance, net	30,000	(115,000)	145,000
Reversal of (provision for) loan losses - General CECL Allowance, net	4,773	(10,600)	15,373
Gain (loss) on foreign currency forward contracts	41,674	(9,743)	51,417
Foreign currency translation gain (loss)	(31,687)	26,916	(58,603)
Gain (loss) on interest rate hedging instruments	1,314	(39,247)	40,561
Net income	$223,515	$18,377	$205,138

For a comparison and discussion of our results of operations and other operating and financial data for the fiscal years ended December 31, 2020 and December 31, 2019, see Part II, Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 10, 2021.

Net Interest Income
Net interest income decreased by $13.1 million during the year ended December 31, 2021 compared to the same period in 2020. Interest income remained nearly flat as the shift from subordinate loan interest to commercial mortgage loan interest coincided with our increased focus on origination of secure first commercial mortgage loans. Commercial mortgage interest increased due to our average commercial mortgage loan balance increasing by approximately $843 million from 2020 to 2021. The decrease in our subordinate loan interest was primarily caused by a decreased of approximately $102 million in our average subordinate loan balance as well as the cessation of interest accrual on the Junior Mezzanine Loan (refer to “Note 4 – Commercial mortgages, Loans, Subordinate Loans and Other Lending Assets, Net” for more information). In connection with our commercial mortgage loan originations, our outstanding borrowings under our secured debt arrangements increased by approximately $714 million from December 31, 2020 to December 31, 2021, which increased our debt interest expense year over year by $13.6 million.
We recognized payment-in-kind ("PIK") interest of $47.7 million, and $46.7 million for the years ended December 31, 2021 and 2020, respectively.
We recognized $1.5 million and $0.2 million pre-payment penalties and accelerated fees for the years ended December 31, 2021 and 2020, respectively.
Operations Related to Real Estate Owned
In 2017, we originated a $20.0 million junior mezzanine loan which was subordinate to: (i) a $110.0 million mortgage loan, and (ii) a $24.5 million senior mezzanine loan, secured by a full-service luxury hotel in Washington, D.C. On May 24,

2021, we acquired legal title to the hotel through a deed-in-lieu of foreclosure and the criteria for held-for-sale classification in ASC Topic 360, "Property, Plant, and Equipment" were not met. The assets and liabilities related to the hotel were assumed at their estimated fair value at acquisition and presented net of accumulated depreciation and impairment charges. Results of operations from the hotel are comprised of operating revenue, expenses and real estate asset depreciation. As the real estate owned was acquired on May 24, 2021, $3.7 million of net loss from real estate owned is included in the consolidated statement of operations for year ended December 31, 2021.
Refer to "Note 5 - Real Estate Owned" for more information related to our impairment and realized losses on real estate owned.
Operating Expenses
General and administrative expenses
General and administrative expenses increased by $2.0 million for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily driven by a $1.2 million increase in general operating expenses, attributable to a one-time arrangement fee incurred in connection with an amendment to one of our senior secured term loans (refer to "Note 8 - Senior Secured Term Loans, Net" for further discussion) and an $0.8 million increase in non-cash restricted stock and RSU amortization related to shares of stock awarded under the LTIPs.
Management fees to related party
Management fee expense decreased by $1.6 million during the year ended December 31, 2021 compared to the same period in 2020. The decrease is primarily attributable to a decrease in our stockholders’ equity (as defined in the Management Agreement) as a result of our common stock repurchase of 14,832,632 shares during the year ended December 31, 2020.
Other income
Other income increased by $2.2 million during the year ended December 31, 2021 as compared to the same period in 2020 due to a $3.7 million shared appreciation fee related to a first mortgage loan secured by a portfolio of residential-for-rent assets located in the United States. This was partially offset by a decrease in interest income earned on our cash balance.
Realized loss on investments and Reversal of (provision for) loan losses - Specific CECL Allowance, net
On May 24, 2021, we purchased a $24.5 million senior mezzanine loan at par and acquired legal title to the underlying hotel through a deed-in-lieu of foreclosure. We assumed the hotel’s assets and liabilities (including the $110.0 million mortgage loan) and recorded an additional $10.0 million charge reflecting the difference between the fair value of the hotel’s net assets and the carrying amount of the loan. This $10.0 million loss on title assumption plus the previously recorded Specific CECL Allowance of $10.0 million represents a $20.0 million realized loss on investments.
Additionally, during the fourth quarter of 2021, we sold our interest in a subordinate loan secured by a mixed-use property with an outstanding principal of $41.9 million. We recorded a realized loss of approximately $0.8 million in connection with this sale. This $0.8 million in connection with the $20.0 million referenced above comprises the loss on investment in our consolidated statement of operations.

In addition to the $10.0 million Specific CECL Allowance realized on property discussed above, we reversed $20.0 million of previously recorded Specific CECL Allowance on a multifamily development loan located in Brooklyn, NY due to a more favorable market outlook as compared to when the allowance was taken. We recorded no additional Special CECL Allowances during the year ended December 31, 2021.
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
The realized loss for the year ended December 31, 2020 is attributable to a $15.0 million realized loss in connection with a troubled debt restructuring ("TDR"), $11.0 million realized loss related to a loan recapitalization, $19.2 million realized loss as a result of loan sales or payoffs and $2.4 million realized loss from a foreclosure.
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
Reversal of (provision for) loan losses - General CECL Allowance, net
Our General CECL Allowance decreased by $4.8 million during the year ended December 31, 2021 compared to an increase of $10.6 million during the same period in 2020. The decrease in General CECL Allowance recorded during 2021 was largely due to the improvement of projected macroeconomic conditions, as compared to those at the beginning of the COVID-19 pandemic, as well as the seasoning of our loan portfolio. Comparatively, the $10.6 million increase in General CECL Allowance which was recorded from initial adoption on January 1, 2020 to December 31, 2020, was driven by an increase in our view of the remaining expected term of our loan portfolio, as well as the macroeconomic outlook resulting from the COVID-19 pandemic.
Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Foreign currency gain (loss) and gain (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the years ended December 31, 2021 and 2020 was $10.0 million and $17.2 million, respectively, of gain.
During the year ended December 31, 2020 there was a significant fall in USD foreign exchange rates, caused by COVID-19, which increased our unrealized gain from hedges on our future expected interest cash flows. As hedges on our future expected interest cash flows have no offset in foreign currency gain (loss) it caused the large balance noted above. Similarly the USD foreign exchange rates decreased during 2021 and so the interest cash flow hedges increased in value with no offset in foreign currency gain (loss).
Gain (loss) on interest rate hedges
In May 2019, we entered into a $500.0 million senior secured term loan (the "2026 Term Loan"). During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our 2026 Term Loan to 3.50%. During the years ended December 31, 2021 and 2020, the interest rate cap had an unrealized gain (loss) of $1.3 million and $0.1 million, respectively.
We previously used an interest rate swap to manage exposure to variable cash flows on portions of our borrowings under our 2026 Term Loan. The interest rate swap agreement allowed us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow. During the year ended December 31, 2020 we recognized a net loss of $39.4 million on an interest rate swap, consisting of a realized loss of $53.9 million, and unrealized gain of $14.5 million. During the second quarter of 2020, we terminated this interest rate swap.

Subsequent Events
Refer to "Note 20 - Subsequent Events" to the accompanying consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2021.
Contractual Obligations, Liquidity, and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund and maintain our assets and operations, repay borrowings, make distributions to our stockholders and other general business needs. We utilize various sources of cash in order to meet our liquidity needs in the next twelve months, which is considered the short-term, and the longer term.
Our current debt obligations consist of $1.9 billion, at face value, of corporate debt and $4.2 billion of asset specific financings. Our corporate debt includes $785.3 million of term loan borrowings, $500.0 million of senior secured notes, and $575.0 million of convertible notes, of which $345.0 million mature in August 2022. Our asset specific financings are generally tied to the underlying loans and we anticipate repayments of $987.8 million of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.
In addition to our debt obligations, as of December 31, 2021, we had $1.4 billion of unfunded loan commitments. We expect that approximately $689 million will be funded to existing borrowers in the short term.
We have various sources of liquidity that we are able to use in order to satisfy our short and long term obligations. As of December 31, 2021 we had $343.1 million of cash on hand. As of December 31, 2021 we also held approximately $1.9 billion of unencumbered assets, consisting of $1.1 billion of senior mortgages and $856.0 million of mezzanine loans. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings.
We maintain policies relating to our use of leverage. See "Leverage Policies" below. In the future, we may seek to raise further equity or debt capital or engage in other forms of borrowings in order to fund future investments or to refinance expiring indebtedness.
We generally intend to hold our assets for investment, although we may sell certain of our investments in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. These distribution requirements limit our ability to retain earnings and replenish or increase capital for operations.
We additionally have interests in two unconsolidated joint ventures, each of which owns underlying properties that secure one of our first mortgage loans, respectively and are accounted for as off-balance-sheet arrangements. The unconsolidated joint ventures were deemed to be Variable Interest Entities ("VIEs"), of which we are not the primary beneficiary. Accordingly, the VIEs are not consolidated in our consolidated financial statements as of December 31, 2021. Our maximum exposure to loss from these commercial mortgage loans is limited to their carrying value, which as of December 31, 2021 was $227.3 million. Although there is risk of loss we have no contractual obligation to fund any additional capital into the joint ventures.
Borrowings Under Various Financing Arrangements
The table below summarizes the outstanding balances and maturities for our various financing arrangements:

	December 31, 2021		December 31, 2020
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured credit facilities	$2,256,646	October 2025	$2,591,937	November 2023
Barclays Private Securitization	1,902,684	August 2024	857,728	September 2023
Total Secured debt arrangements	4,159,330		3,449,665
Senior secured term loans	785,250	January 2027	492,500	May 2026
Senior secured notes	500,000	June 2029	—
Convertible senior notes	575,000	February 2023	575,000	February 2023
Total Borrowings	$6,019,580		$4,517,165
———————
(1)Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)Maturity dates represent weighted average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
Secured Credit Facilities
As of December 31, 2021, we had entered into six secured credit facilities through wholly-owned subsidiaries entered into through various secured debt arrangements. Terms under various master repurchase agreements vary by secured credit facility.
Refer to Note 7 - Secured Debt Arrangements, Net of our Consolidated Financial Statements for additional disclosure regarding our secured credit facilities.
Barclays Private Securitization

In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes (the "Barclays Private Securitization"). The Barclays Private Securitization finances the loans that were previously financed under the Barclays Facility - GBP/EUR. During the fourth quarter of 2021, we pledged two additional commercial mortgage loans with outstanding principal balances of $227.4 million (£165.0 million assuming conversion into USD) and $187.4 million (kr1.6 billion assuming conversion into USD) as of . During the quarter ended June 30, 2021, we pledged an additional commercial mortgage loan with an outstanding principal balance of $281.7 million (€237.6 million assuming conversion into USD), and pledged additional collateral of a financed loan of $114.7 million (kr1.0 billion assuming conversion into USD).
As of December 31, 2021, we had $1.9 billion (£960.2 million, €328.9 million, and kr2.1 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Consolidated Financial Statements for additional disclosure regarding our Barclays Private Securitization.
Senior Secured Term Loans
In May 2019, we entered into the $500.0 million senior secured term loan (the "2026 Term Loan"). During the year ended December 31, 2021, we repaid $5.0 million of principal related to the 2026 Term Loan. The 2026 Term Loan bears interest at LIBOR plus 2.75%, was issued at a price of 99.5%, and matures in May 2026.
In March 2021, we entered into the $300.0 million senior secured term loan (the "2028 Term Loan" and, together with the 2026 Term Loan, the "Term Loans"). During the year ended December 31, 2021, we repaid $2.3 million of principal related to the 2028 Term Loan. The 2028 Term Loan bears interest at LIBOR (with a floor of 0.50%) plus 3.50%, was issued at a price of 99.0%, and matures in March 2028.
The outstanding Term Loans principal balance as of December 31, 2021 and 2020 was $785.3 million and $492.5 million, respectively. The Term Loans contain restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. During the fourth quarter of 2021, we modified the financial covenants of the Term Loans which included the following: (i) increased our maximum ratio of total recourse debt to tangible net worth from 3:1 to 4:1, (ii) increased our maximum ratio of total unencumbered assets to total pari-passu indebtedness from 1.25:1 to 2.50:1, and (iii) the unencumbered asset definition was also amended to include residual repo equity. In conjunction with the modification, we incurred $5.2 million in fees, $3.9 million of which were consent fees paid to borrowers recorded as deferred financing costs and $1.3 million of arrangement fees paid to the Term Loan arranger recorded as general and administrative expenses. We were in compliance with the applicable covenants as of December 31, 2021 and December 31, 2020.
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
As of December 31, 2021, the 2029 Notes had a carrying value of $494.1 million net of deferred financing costs of $5.9 million. The 2029 Notes require that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. We were in compliance with this covenant as of December 31, 2021.
Convertible Senior Notes
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At December 31, 2021, the 2022 Notes had a carrying value of $343.1 million and an unamortized discount of $1.9 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At December 31, 2021, the 2023 Notes had a carrying value of $226.9 million and an unamortized discount of $3.1 million.
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
We were in compliance with the covenants under each of our secured debt arrangements at December 31, 2021 and December 31, 2020.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2021	December 31, 2020
Debt to Equity Ratio (1)	2.4	1.8
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
At December 31, 2021, our debt-to-equity ratio was 2.4 and our portfolio was comprised of $7.0 billion of commercial mortgage loans and $0.8 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.
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
The following table details our dividend activity:

	Years ended
Dividends declared per share of:	December 31, 2021	December 31, 2020
Common Stock(1)	$1.40	$1.45
Series B Preferred Stock	1.00	2.00
Series B-1 Preferred Stock	0.90	N/A
———————
(1)As our aggregate 2021 distributions did not exceeded our 2021 earnings and profits, $0.1055 of the January 2022 distribution declared in the fourth quarter of 2021, and payable to common stockholders of record as of December 31, 2021, will be treated as a 2021 distribution for U.S. federal income tax purposes.
On July 15, 2021, we exchanged all 6,770,393 shares outstanding of our 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"), with a liquidation preference of $25.00 per share, for 6,770,393 shares of 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share ("Series B-1 Preferred Stock"), with a liquidation preference of $25.00 per share, pursuant to an exchange agreement with the two existing shareholders.
The Series B Preferred Stock entitled holders to receive dividends at a rate per annum equal to the greater of (a) 8.00% and (b) a floating rate equal to the 3-month LIBOR rate as calculated on each applicable date of determination plus 6.46% of the $25.00 liquidation preference, and paid cumulative cash dividends, which were payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October.
As of December 31, 2021, we had 6,770,393 shares of Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.
Non-GAAP Financial Measures
Distributable Earnings
Beginning in the fourth quarter of 2020 to more appropriately reflect the principal purpose of the measure, "Operating Earnings" was relabeled "Distributable Earnings", a non-GAAP financial measure. The definition continues to be net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items (including depreciation and amortization related to real estate owned) included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Convertible Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Distributable Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors. For year ended December 31, 2021, our Distributable Earnings were $188.7 million, or $1.33 per share, as compared to $125.6 million, or $0.84 per share, for the prior year.
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

For year ended December 31, 2021, 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator. For year ended December 31, 2020, all of the potentially issuable shares with respect to the Convertible Notes were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive. Refer to "Note 19 - Net Income (Loss) per Share" for further discussion.
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings ($ in thousands, except Price):

	Year ended December 31,
	2021	2020
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	168,402,515	148,004,385
Potential shares issued under conversion of the Convertible Notes	(28,533,271)	—
Unvested RSUs	2,456,409	2,030,467
Diluted shares - Distributable Earnings	142,325,653	150,034,852

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
As discussed in "Note 11 - Derivatives" we terminated our interest rate swap, which we used to manage exposure to variable cash flows on our borrowings under our senior secured term loan, in the second quarter of 2020 and recorded a realized loss in our consolidated statement of operations. We have not had an interest rate swap on our consolidated balance sheet since this termination. In addition, as discussed in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net," we recorded a net realized loss on the sale of one of our subordinate loans during the year ended December 31, 2021 and a net realized loss on the sale of seven of our commercial real estate loans, two restructurings, one payoff of a previously impaired loan, and one foreclosure during 2020.
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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to realized losses and impairments on real estate owned, investments and interest rate swap ($ in thousands):

	Year ended December 31,
	2021	2020
Net income available to common stockholders	$210,551	$4,837
Adjustments:
Equity-based compensation expense	17,633	16,815
Unrealized gain on interest rate swap	—	(14,470)
(Gain) Loss on foreign currency forwards	(41,674)	9,743
Foreign currency (gain) loss, net	31,687	(26,916)
Unrealized gain on interest rate cap	(1,314)	(134)
Realized gains (losses) relating to interest income on foreign currency hedges, net	(1,342)	1,945
Realized gains relating to forward points on foreign currency hedges, net	1,994	5,088
Amortization of the convertible senior notes related to equity reclassification	3,272	3,084
Depreciation and amortization on real estate owned	2,645	—
Provision for (reversal of) loan losses and impairments	(34,773)	125,600
Realized losses and impairments on real estate owned and investments	21,317	47,632
Realized loss on interest rate swap	—	53,851
Total adjustments:	(555)	222,238
Distributable Earnings prior to realized losses and impairments on real estate owned, investments, and interest rate swap	$209,996	$227,075

Realized losses and impairments on real estate owned and investments	$(21,317)	$(47,632)
Realized loss on interest rate swap	—	(53,851)
Distributable Earnings	$188,679	$125,592
Diluted Distributable Earnings per share prior to realized losses and impairments on real estate owned, investments, and interest rate swap	$1.48	$1.51
Diluted Distributable Earnings per share of common stock	$1.33	$0.84
Weighted-average diluted shares - Distributable Earnings	142,325,653	150,034,852

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	December 31, 2021	December 31, 2020
Stockholders' Equity	$2,294,626	$2,270,529
Series B Preferred Stock (Liquidation Preference)	—	(169,260)
Series B-1 Preferred Stock (Liquidation Preference)	$(169,260)	$—
Common Stockholders' Equity	$2,125,366	$2,101,269
Common Stock	139,894,060	139,295,867
Book value per share	$15.19	$15.08

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2020	$15.08
General CECL Allowance	0.30

Book value per share at December 31, 2020 prior to General CECL Allowance	$15.38
Earnings in excess of dividends	0.08
Net reversal of Specific CECL Allowance	0.07
Net unrealized gain on currency hedges	0.04
Other	(0.02)
Vesting and delivery of RSUs	(0.08)
Book value per share at December 31, 2021 prior to General CECL Allowance and depreciation and amortization	$15.47
General CECL Allowance and depreciation and amortization	(0.28)
Book value per share at December 31, 2021	$15.19

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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following December 31, 2021, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)
USD	$754,385	$(3,355)	$(0.02)	$1,436	$0.01
GBP	904,743	2,650	0.02	(53)	—
SEK	57,364	258	—	—	—
EUR	413,236	—	—	—	—
Total:	$2,129,728	$(447)	$—	$1,383	$0.01
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
(2)Certain of our floating rate loans are subject to index floors.
Prepayment Risk
Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on an asset to be less than expected. In certain cases, we adapt to prepayment risk by stating prepayment penalties in loan agreements.
Market Risk
Commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; pandemics; natural disasters and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses. Market volatility has been particularly heightened due to the COVID-19 pandemic. COVID-19 and its variants have disrupted economic activities and could have a continued significant adverse effect on economic and market conditions including limited lending from financial institutions, depressed asset values, and limited market liquidity.
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

To the shareholders and the Board of Directors of
Apollo Commercial Real Estate Finance, Inc.
New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses in the year ended December 31, 2020 due to the adoption of FASB ASU 2016-13 "Financial Instruments – Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments."
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Current Expected Credit Losses ("CECL") Allowance—Estimation of Economic Conditions—Refer to Notes 2 and 4 in the Financial Statements
Critical Audit Matter Description
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
•We tested the operating effectiveness of controls over management’s review of the CECL allowance, including management’s judgments involved in the determination of the macroeconomic factors applied to the loss rate.
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
For loans where the Company deems the borrower or sponsor to be experiencing financial difficulty, the Company has elected to apply a practical expedient in accordance with the CECL standard. In accordance with the practical expedient approach, the loan loss provision is determined to be the difference between the fair value of the underlying collateral and the carrying value of the loan prior to the loan loss allowance. Significant judgments are required in determining the loan loss provision, including estimates and assumptions regarding the value of the underlying collateral and other estimates.

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
•We tested the operating effectiveness of controls over management’s review of the fair value analysis including controls over management’s review of the assumptions used within the fair value analysis including, but not limited to, discount rate and capitalization rate and the inputs used within the fair value analysis. These inputs include, but are not limited to, debt service coverage ratio, occupancy, and microeconomic and macroeconomic conditions that could impact the property.
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
February 8, 2022

We have served as the Company's auditor since 2009.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share data)

	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$343,106	$325,498
Commercial mortgage loans, net(1)(2)	7,012,312	5,451,084
Subordinate loans and other lending assets, net(2)	844,948	1,045,893
Real estate owned, net (net of $2,645 accumulated depreciation in 2021)	151,788	—
Other assets	47,753	74,640
Derivative assets, net	16,788	—
Real estate owned, held for sale, net	—	42,905
Total Assets	$8,416,695	$6,940,020
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $9,062 and $12,993 in 2021 and 2020, respectively)	$4,150,268	$3,436,672
Senior secured term loans, net (net of deferred financing costs of $12,734 and $7,130 in 2021 and 2020, respectively)	768,325	483,465
Senior secured notes, net (net of deferred financing costs of $5,949 and $0 in 2021 and 2020, respectively)	494,051	—
Convertible senior notes, net	569,979	565,654
Accounts payable, accrued expenses and other liabilities(3)	102,609	74,887
Participations sold	27,064	34,974
Payable to related party	9,773	9,598
Debt related to real estate owned, held for sale	—	33,000
Derivative liabilities, net	—	31,241
Total Liabilities	6,122,069	4,669,491
Commitments and Contingencies (see Note 17)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B, 0 and 6,770,393 shares issued and outstanding ($0 and $169,260 liquidation preference), and Series B-1, 6,770,393 and 0 shares issued and outstanding ($169,260 and $0 liquidation preference), in 2021 and 2020, respectively(see Note 16)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 139,894,060 and 139,295,867 shares issued and outstanding in 2021 and 2020, respectively	1,399	1,393
Additional paid-in-capital	2,721,042	2,707,792
Accumulated deficit	(427,883)	(438,724)
Total Stockholders’ Equity	2,294,626	2,270,529
Total Liabilities and Stockholders’ Equity	$8,416,695	$6,940,020
———————
(1) Includes $5,957,707 and $5,418,999 pledged as collateral under secured debt arrangements in 2021 and 2020, respectively.
(2) Net of $178,588 and $213,102 CECL Allowances in 2021 and 2020, respectively, comprised of $145,000 and $175,000 Specific CECL Allowance and $33,588 and $38,102 General CECL Allowance, respectively.
(3) Includes $3,106 and $3,365 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2021 and 2020, respectively.

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Operations
(in thousands—except share and per share data)

	Year ended December 31,
	2021	2020	2019
Net interest income:
Interest income from commercial mortgage loans	$327,702	$309,134	$322,475
Interest income from subordinate loans and other lending assets	100,413	118,435	164,933
Interest expense	(162,522)	(148,891)	(152,926)
Net interest income	$265,593	$278,678	$334,482
Revenue from real estate owned operations	18,917	—	—
Total net revenue	$284,510	$278,678	$334,482
Operating expenses:
General and administrative expenses (includes equity-based compensation of $17,633, $16,815 and $15,897 in 2021, 2020, and 2019, respectively)	$(28,845)	$(26,849)	$(24,097)
Management fees to related party	(38,160)	(39,750)	(40,734)
Operating expenses related to real estate owned	(19,923)	—	—
Depreciation and amortization on real estate owned	(2,645)	—	—
Total operating expenses	$(89,573)	$(66,599)	$(64,831)
Other income	$3,821	$1,604	$2,113
Realized loss on investments	(20,767)	(47,632)	(12,513)
Reversal of (provision for) loan losses, net(1)	34,773	(125,600)	(20,000)
Realized losses and impairments on real estate owned	(550)	—	—
Foreign currency translation gain (loss)	(31,687)	26,916	19,818
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $46,714, $(26,499), and $(28,576) in 2021, 2020, and 2019, respectively)	41,674	(9,743)	(14,425)
Gain (loss) on interest rate hedging instruments (includes unrealized gains (losses) of $1,314, $14,604, and $(14,470) in 2021, 2020, and 2019, respectively)	1,314	(39,247)	(14,470)
Net income	$223,515	$18,377	$230,174
Preferred dividends	(12,964)	(13,540)	(18,525)
Net income available to common stockholders	$210,551	$4,837	$211,649
Net income per share of common stock:
Basic	$1.48	$0.01	$1.41
Diluted	$1.46	$0.01	$1.40
Basic weighted-average shares of common stock outstanding	139,869,244	148,004,385	146,881,231
Diluted weighted-average shares of common stock outstanding	168,402,515	148,004,385	175,794,896
Dividend declared per share of common stock	$1.40	$1.45	$1.84
———————
(1) Comprised of $30,000 and $(118,019) Specific CECL Reversals (Allowance) for the years ended December 31, 2021 and 2020, respectively, $4,773 and $(10,600) of General CECL Reversals (Allowance) for the years ended December 31, 2021 and 2020, respectively, and a $3,019 reversal of a previously recorded impairment on an equity investment for the year ended December 31, 2020. For the year ended December 31, 2019 the balance represents provision per loan losses as determined by the authoritative guidance at the time.
See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at December 31, 2018	13,670,393	$137	133,853,565	$1,339	$2,638,441	$(130,170)	$2,509,747
Capital increase related to Equity Incentive Plan	—	—	466,370	4	10,897	—	10,901
Conversions of convertible senior notes for common stock	—	—	1,967,361	20	33,758	—	33,778
Issuance of common stock	—	—	17,250,000	172	314,985	—	315,157
Redemption of preferred stock	(6,900,000)	(69)	—	—	(172,431)	—	(172,500)
Offering costs	—	—	—	—	(333)	—	(333)
Net income	—	—	—	—	—	230,174	230,174
Dividends declared on preferred stock - $2.72 per share	—	—	—	—	—	(18,525)	(18,525)
Dividends declared on common stock - $1.84 per share	—	—	—	—	—	(278,424)	(278,424)
Balance at December 31, 2019	6,770,393	$68	153,537,296	$1,535	$2,825,317	$(196,945)	$2,629,975
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	(30,867)	(30,867)
Capital increase related to Equity Incentive Plan	—	—	591,203	6	10,321	—	10,327
Repurchase of common stock	—	—	(14,832,632)	(148)	(127,846)	—	(127,994)
Net income	—	—	—	—	—	18,377	18,377
Dividends declared on preferred stock - $2.00 per share	—	—	—	—	—	(13,540)	(13,540)
Dividends declared on common stock - $1.45 per share	—	—	—	—	—	(215,749)	(215,749)
Balance at December 31, 2020	6,770,393	$68	139,295,867	$1,393	$2,707,792	$(438,724)	$2,270,529
Capital increase related to Equity Incentive Plan	—	—	598,193	6	13,349	—	13,355
Offering costs	—	—	—	—	(99)	—	(99)
Retirement of Series B Preferred Stock	(6,770,393)	(68)	—	—	—	—	(68)
Issuance of Series B-1 Preferred Stock	6,770,393	68	—	—	—	—	68
Net income	—	—	—	—	—	223,515	223,515
Dividends declared on preferred stock - $1.90 per share	—	—	—	—	—	(12,964)	(12,964)
Dividends declared on common stock - $1.40 per share	—	—	—	—	—	(199,710)	(199,710)
Balance at December 31, 2021	6,770,393	$68	139,894,060	$1,399	$2,721,042	$(427,883)	$2,294,626

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows provided by operating activities:
Net income	$223,515	$18,377	$230,174
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(69,590)	(61,745)	(81,611)
Amortization of deferred financing costs	13,740	12,862	11,969
Equity-based compensation	17,633	16,815	15,897
Provision for (reversal of) loan losses, net	(34,773)	125,600	20,000
Foreign currency (gain) loss	31,096	(182)	3,768
Unrealized (gain) loss on derivative instruments	(48,028)	11,895	43,046
Loss from unconsolidated joint venture	161	—	—
Depreciation and amortization	2,645	—	—
Realized losses and impairments on investments and real estate owned	21,317	47,632	12,513
Changes in operating assets and liabilities:
Proceeds received from PIK interest	35,400	—	16,469
Other assets	1,628	(4,667)	(4,472)
Origination of subordinate loan, held for sale	(31,200)	—	—
Sale of subordinate loan, held for sale	31,200	—	—
Accounts payable, accrued expenses and other liabilities	4,464	(1,703)	5,056
Payable to related party	175	(832)	626
Net cash provided by operating activities	199,383	164,052	273,435
Cash flows used in investing activities:
New funding of commercial mortgage loans	(2,780,887)	(463,940)	(2,526,384)
Add-on funding of commercial mortgage loans	(350,926)	(321,271)	(385,508)
New funding of subordinate loans and other lending assets	—	—	(493,017)
Add-on funding of subordinate loans and other lending assets	(177,269)	(91,447)	(30,549)
Proceeds received from the repayment and sale of commercial mortgage loans	1,509,428	662,688	1,428,535
Proceeds received from the repayment of subordinate loans and other lending assets	303,831	5,563	560,089
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	42,750	6,847	45,882
Proceeds received from the sale of real estate owned, held for sale	42,356	—	—
Cash received from hotel title assumption	4,148	—	—
Capital expenditures on real estate assets	(133)	—	—
Increase (decrease) in collateral related to derivative contracts, net	49,740	(14,160)	(34,160)
Net cash used in investing activities	(1,356,962)	(215,720)	(1,435,112)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	—	—	315,158
Redemption of preferred stock	—	—	(172,500)
Payment of offering costs	(99)	—	(333)
Repurchase of common stock	—	(127,994)	—
Proceeds from secured debt arrangements	2,279,691	1,535,130	3,451,172
Repayments of secured debt arrangements	(1,510,236)	(1,242,317)	(2,273,750)
Repayments of senior secured term loan principal	(7,250)	(5,000)	(2,500)
Proceeds from issuance of senior secured term loan	297,000	—	497,500
Proceeds from participations sold	—	33,965	—
Proceeds from issuance of senior secured notes	500,000	—	—
Exchanges of convertible senior notes	—	—	(704)
Repayment of debt related to real estate owned	(143,073)	—	—
Payment of deferred financing costs	(23,958)	(11,115)	(13,688)
Other financing activities	(4,278)	(6,494)	(4,996)
Dividends on common stock	(199,646)	(237,751)	(269,232)
Dividends on preferred stock	(12,964)	(13,540)	(21,974)
Net cash provided by (used in) financing activities	1,175,187	(75,116)	1,504,153
Net increase (decrease) in cash and cash equivalents	17,608	(126,784)	342,476
Cash and cash equivalents, beginning of period	325,498	452,282	109,806
Cash and cash equivalents, end of period	$343,106	$325,498	$452,282
Supplemental disclosure of cash flow information:
Interest paid	$137,671	$129,812	$133,469
Supplemental disclosure of non-cash financing activities:
Exchange of convertible senior notes for common stock	$—	$—	$33,778
Dividend declared, not yet paid	$52,833	$52,768	$74,771
Change in participation sold	$19,760	$—	$—
Repayments of participation sold including PIK	$(27,670)	$—	$—
Loan proceeds held by servicer	$3,179	$5,649	$7,775
Deferred financing costs, not yet paid	$—	$2,596	$5,193
Transfer of proceeds borrowed under secured credit facilities to Barclays Private Securitization	$—	$782,006	$—
Restructuring of subordinate loan to commercial mortgage loan	$—	$68,500	$—
Assumption of real estate	$154,300	$9,905	$—
Assumption of debt related to real estate owned	$(110,073)	$—	$—
Assumption of other assets related to real estate owned	$1,555	$—	$—
Assumption of accounts payable and other liabilities related to real estate owned	$(4,641)	$—	$—
Transfer of subordinate loans to real estate owned	$(45,289)	$—	$—
Retirement of Series B Preferred Stock	$(169,260)	$—	$—
Issuance of Series B-1 Preferred Stock	$169,260	$—	$—

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
Risks and Uncertainties
During the first quarter of 2020, there was a global outbreak COVID-19, which was declared by the World Health Organization as a pandemic. The ongoing COVID-19 pandemic in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. In response to COVID-19, the United States and numerous other countries and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Although more normalized activities have resumed and there has been improvement due to global and domestic vaccination efforts, we are not in a position to estimate the ultimate impact COVID-19 and its variants will have on our business and the economy as a whole. Due to various uncertainties, including the ultimate geographic spread of the virus, the rise of new variants that may occur, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities, further business risks could arise. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of December 31, 2021. The uncertainty surrounding COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of 90 days or less. Substantially all of the Company's cash on deposit is in interest bearing accounts with major financial institutions and exceeds federally insured limits. As of both December 31, 2021 and 2020, we had no restricted cash on our consolidated balance sheets.
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

Current Expected Credit Losses ("CECL")
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which we refer to as the "CECL Standard." In accordance with the CECL Standard, we record allowances for held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. We record loan specific allowances as our Specific CECL Allowance, as a practical expedient under the CECL Standard, which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. In addition, we record a General CECL Allowance which is a general allowance in accordance with the CECL Standard on the remainder of the loan portfolio (General CECL Allowance, and together with the Specific CECL Allowance, "CECL Allowances") on a collective basis by assets with similar risk characteristics. We adopted the CECL Standard through a cumulative-effect adjustment to accumulated deficit on January 1, 2020. Subsequent changes to the CECL Allowance are recognized through net income on our consolidated statement of operations.
The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The FASB recognizes the weighted average remaining maturity ("WARM") method as an acceptable approach for computing current expected credit losses. We utilize the WARM method to determine a General CECL Allowance for a majority of our portfolio. In the future, we may use other acceptable methods, such as a probability-of-default/loss-given-default method. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a Specific CECL Allowance.
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
We derived an annual historical loss rate based on a CMBS database with historical losses from 1998 through the fourth quarter of 2021 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year.
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
Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for further information regarding CECL.
Deferred Financing Costs
Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2021 and 2020, we had $27.7 million and $20.1 million of capitalized financing costs, respectively, net of amortization, included as a direct deduction from the carrying amount of our debt.
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
The dilutive effect to earnings per share for the years ended December 31, 2021, 2020 and 2019 is determined using the "if converted" method whereby, if the conversion of the convertible notes would be dilutive, interest expense on the outstanding Notes is added back to the diluted earnings numerator and all of the potentially dilutive shares are included in the diluted common shares outstanding denominator for the computation of diluted earnings per share.
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
We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform noncustomary services for tenants and are subject to U.S. federal and state income tax at regular corporate tax rates. Our major tax jurisdictions are U.S. federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2017 through 2021. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next 12 months.
Investments in unconsolidated joint ventures
Investments are accounted for under the equity method when (i) requirements for consolidation are not met, and (ii) we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. This adjustment is made at the end of each reporting period, generally on a one quarter lag, based on the best information available to us. Investments in unconsolidated joint ventures are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.
Loans Held For Sale
Loans are classified as held for sale if there is a reasonable expectation to sell them in the short-term following the reporting date. Loans classified as held for sale are carried at the lower of amortized cost or fair value, unless the fair value election was made at origination. Due to the valuation methodology of held for sale loans there is no General CECL Allowance for these loans. As of both December 31, 2021 and 2020, we had no loans classified as held for sale on our consolidated balance sheets.
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
Real estate owned is classified as held for sale in the period in which the six criteria under ASC Topic 360, "Property, Plant, and Equipment" are met: (1) we commit to a plan and have the authority to sell the asset; (2) the asset is available for sale in its current condition; (3) we have initiated an active marketing plan to locate a buyer for the asset; (4) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (5) the asset is being actively marketed for sale at a price that is reflective of its current fair value; and (6) we do not anticipate changes to our plan to sell the asset. Real estate owned, held for sale is held at the lower of cost or fair market value. Once a real estate asset is classified as held for sale, depreciation expense is no longer recorded.
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
Gains or losses on the sale of real estate assets, including residential property, are recognized in accordance with ASC 610-20, "Gains and Losses from the Derecognition of Nonfinancial Assets". We use specific identification method to allocate costs.
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
During the second quarter of 2020, we entered into a private securitization with Barclays Bank plc. We have determined that the issuer of this securitization, ACRE Debt 2 PLC, is a Variable Interest Entity ("VIE") of which we were deemed to be the primary beneficiary, because we have the power to direct the activities of the VIE, and therefore, we consolidated the operations of this entity in accordance with GAAP. The collateral assets of the securitization are included in commercial mortgage loans, net on our consolidated balance sheet. The liabilities of the securitization to the senior noteholders, excluding the notes held by us, are included in secured debt arrangements, net on our consolidated balance sheet.
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
Senior Secured Notes
We include our senior secured notes in our consolidated balance sheet as a liability, net of deferred financing costs. Discount or transaction expenses are deferred and amortized through the maturity. Interest paid in accordance with our senior secured notes is recorded in interest expense.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity" ("ASU 2020-06"). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted "Earnings per share" under ASC 260. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. We plan to adopt ASU 2020-06 through the modified retrospective method on January 1, 2022 through an adjustment to additional paid-in capital, retained earnings, and the carrying values our Convertible Notes. The net impact to stockholders' equity of adopting ASU 2020-06 will be approximately $3.4 million.
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference London Interbank Offered Rate

("LIBOR") or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. We have loan agreements, debt agreements, and an interest rate cap that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. During the fourth quarter of 2021, we have adopted optional expedients per ASU 2020-04 for certain of our commercial mortgage loans and debt agreements denominated in British Pound Sterling ("GBP") and Euro ("EUR") with contracts that reference GBP LIBOR and EUR LIBOR, respectively. As prescribed by the optional expedients within ASU 2020-04, we have accounted for applicable modified contracts that incorporate alternative benchmarks as if they are not substantially different. We will continue to evaluate the possible adoption of any such expedients or exceptions for certain of our commercial mortgage loans and debt agreements denominated in US dollars.
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
While we anticipate that our valuation methods are appropriate and consistent with valuation methods used by other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.
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
The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of December 31, 2021 and 2020 ($ in thousands):

	Fair Value as of December 31, 2021				Fair Value as of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$15,340	$—	$15,340	$—	$(31,375)	$—	$(31,375)
Interest rate cap asset	—	1,448	—	1,448	—	134	—	134
Total financial instruments	$—	$16,788	$—	$16,788	$—	$(31,241)	$—	$(31,241)
Non-recurring Fair Value Measurements
We are required to record real estate owned, a nonfinancial asset, at fair value on a non-recurring basis in accordance with GAAP. The fair value of real estate owned is determined by using the market approach, which utilizes the fair value of similar assets and liabilities in the market place, as well as, when necessary, the use of third party valuation experts. We deem the inputs used in our approach to be significant unobservable inputs. As such the fair value of real estate owned falls within Level III of the fair value hierarchy.
On May 24, 2021, we acquired legal title to a full-service luxury hotel through a deed-in-lieu of foreclosure, which is classified as real estate owned on our consolidated balance sheet. We assumed the hotel’s assets and liabilities, including a $110.0 million mortgage loan. We repaid the mortgage loan at par and now hold the property unlevered.
At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments have been recorded as of December 31, 2021.
Refer to "Note 5 - Real Estate Owned and Related Debt" for further discussion.
Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at December 31, 2021 and 2020 ($ in thousands):

Loan Type	December 31, 2021	December 31, 2020
Commercial mortgage loans, net (1)	$7,012,312	$5,451,084
Subordinate loans and other lending assets, net	844,948	1,045,893
Carrying value, net	$7,857,260	$6,496,977
  ———————
(1)Includes $97.8 million and $136.1 million in 2021 and 2020, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 98% and 95% floating rate loans, based on amortized cost, as of December 31, 2021 and 2020, respectively.
Activity relating to our loan portfolio, for the year ended December 31, 2021, was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific CECL Allowance	Carrying Value, Net(2)
December 31, 2020	$6,728,424	$(18,345)	$(175,000)	$6,535,079
New loan fundings	2,812,087	—	—	2,812,087
Add-on loan fundings (3)	521,975	—	—	521,975
Loan repayments and sales	(1,881,211)	—	—	(1,881,211)
Gain (loss) on foreign currency translation	(94,205)	964	—	(93,241)
Reversal of Specific CECL Allowance	—	—	30,000	30,000
Realized loss on investment	(20,630)	(137)	—	(20,767)
Transfer to real estate owned	(45,448)	159	—	(45,289)
Deferred fees and other items	—	(42,911)	—	(42,911)
PIK interest and amortization of fees	51,385	23,741	—	75,126
December 31, 2021	$8,072,377	$(36,529)	$(145,000)	$7,890,848
General CECL Allowance (4)				(33,588)
Carrying value, net				$7,857,260
———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, deferred origination expenses, and the activity of unconsolidated joint ventures.
(2)December 31, 2020 carrying value excludes General CECL Allowance.
(3)Represents fundings for loans closed prior to 2021.
(4)$3.1 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	December 31, 2021	December 31, 2020
Number of loans	67	67
Principal balance	$8,072,377	$6,728,424
Carrying value, net	$7,857,260	$6,496,977
Unfunded loan commitments (1)	$1,357,122	$1,399,989
Weighted-average cash coupon (2)	4.5%	5.7%
Weighted-average remaining fully-extended term (3)	2.9 years	2.8 years
Weighted-average expected term (4)	2.3 years	2.1 years
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
(4)Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated 5 loans.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2021		December 31, 2020
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Hotel	$1,875,439	23.8%	$1,576,369	24.1%
Office	1,700,779	21.6	1,911,145	29.2
Residential-for-sale	956,617	12.1	982,838	15.0
Urban Retail	711,592	9.0	655,456	10.0
Residential-for-rent	477,569	6.1	189,260	2.9
Retail Center	414,740	5.3	105,344	1.6
Industrial	377,068	4.8	228,918	3.5
Healthcare	316,321	4.0	369,676	5.7
Mixed Use	269,839	3.4	217,164	3.3
Other (2)	790,884	9.9	298,909	4.7
Total	$7,890,848	100.0%	$6,535,079	100.0%
General CECL Allowance (3)	(33,588)		(38,102)
Carrying value, net	$7,857,260		$6,496,977
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other property types include parking garages (3.3%), caravan parks (2.8%), multifamily development (2.2%), and urban predevelopment (1.6%) in 2021, and urban predevelopment (4.7%) in 2020.
(3)$3.1 million and $3.4 million of the General CECL Allowance for 2021 and 2020, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2021		December 31, 2020
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,297,286	29.1%	$1,263,264	19.3%
New York City	2,000,661	25.4	2,370,337	36.3
Other Europe(3)	1,295,870	16.4	635,831	9.7

Southeast	708,920	9.0	581,301	8.9
Midwest	689,274	8.7	552,537	8.5
West	356,097	4.5	749,985	11.5
Other(4)	542,740	6.9	381,824	5.8
Total	$7,890,848	100.0%	$6,535,079	100.0%
General CECL Allowance (2)	(33,588)		(38,102)
Carrying value, net	$7,857,260		$6,496,977
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)$3.1 million and $3.4 million of the General CECL Allowance for 2021 and 2020, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.
(3)Other Europe includes Germany (6.1%), Sweden (3.6%), Spain (3.3%), Italy (2.6%), and Ireland (0.8%) in 2021 and Germany (3.3%), Spain (4.2%), and Italy (2.2%) in 2020.
(4)Other includes Southwest (3.5%), Northeast (1.5%), Mid-Atlantic (1.6%), and Other (0.3%) in 2021 and Southwest (2.8%), Northeast (1.6%), Mid-Atlantic (1.0%), and Other (0.4%) in 2020.

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

The following tables allocate the carrying value of our loan portfolio based on our internal risk ratings and date of origination at the dates indicated ($ in thousands):

December 31, 2021
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2021	2020	2019	2018	2017	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.4%	—	—	—	—	—	32,000
3	62	7,372,081	93.5%	2,622,248	644,404	2,307,948	828,270	389,264	579,947
4	1	81,980	1.0%	—	—	—	—	81,980	—
5	3	404,787	5.1%	—	—	—	—	177,483	227,304
Total	67	$7,890,848	100.0%	$2,622,248	$644,404	$2,307,948	$828,270	$648,727	$839,251
General CECL Allowance		(33,588)
Total carrying value, net		$7,857,260

Weighted Average Risk Rating			3.1

December 31, 2020
Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2020	2019	2018	2017	2016	Prior

1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.5%	—	—	—	—	—	32,000
3	62	6,129,541	93.8%	469,586	2,661,017	1,398,479	868,514	88,710	643,235
4	—	—	—%	—	—	—	—	—	—
5	4	373,538	5.7%	—	—	—	131,050	115,419	127,069
Total	67	$6,535,079	100.0%	$469,586	$2,661,017	$1,398,479	$999,564	$204,129	$802,304
General CECL Allowance		(38,102)
Total carrying value, net		$6,496,977

Weighted Average Risk Rating			3.1

CECL
In accordance the CECL Standard, we record allowances for held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value of the amounts expected to be collected on the assets. We record loan specific allowances as a practical expedient under the CECL Standard, which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. For the remainder of the portfolio, we record a "General CECL Allowance", and together with the Specific CECL Allowance, "CECL Allowances", in accordance with the CECL Standard on a collective basis by assets with similar risk characteristics. We have elected to use the WARM method in determining a General CECL Allowance for a majority of our portfolio. In the future, we may use other acceptable methods, such as a probability-of-default/loss-given-default method.
Specific CECL Allowance
For collateral dependent loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in accordance with the CECL Standard in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a Specific CECL Allowance. The Specific CECL Allowance is determined as the difference between the fair value of the underlying collateral and the carrying value of the loan (prior to the Specific CECL Allowance). When the repayment or satisfaction of a loan is dependent on a sale, rather than operations, of the collateral, the fair value is adjusted for the estimated cost to sell the collateral. The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. The key unobservable inputs used to determine the fair value of the underlying collateral may vary depending on the information available to us and market conditions as of the valuation date.
We regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. The Specific CECL Allowance is evaluated on a quarterly basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the liquidation value of the underlying collateral. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such impairment analysis is completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants.
We evaluate modifications to our loan portfolio to determine if the modifications constitute a TDR and/or substantial modification, under ASC Topic 310 "Receivables".
In 2015, we originated a $157.8 million loan secured by a hotel in New York City. During the second quarter of 2020 the loan was restructured and was deemed to be a TDR. In connection with this restructuring, the borrower committed to contribute additional equity of $15.0 million and concurrently we wrote down our principal on this loan by $15.0 million, which had been previously recorded as a Specific CECL Allowance. As of December 31, 2021 and 2020 the loan had a principal balance of $142.8 million and amortized cost of $145.3 million and $144.7 million, respectively. As of December 31, 2021 and 2020 the loan has a risk rating of 3, and is on accrual status. During the second quarter of 2020, the Specific CECL Allowance of $15.0 million was reversed through reversal of loan losses, while the write-down was recorded in realized loss on investments in our December 31, 2020 consolidated statement of operations.

In 2018, we originated a $38.5 million commercial mortgage loan secured by a hotel in Pittsburgh, Pennsylvania. During the fourth quarter of 2020, the loan was recapitalized with the minority equity holder in the property. In connection with this recapitalization, we received approximately $5.9 million of principal that paid down the existing loan and we wrote down our principal by $11.0 million, ($9.5 million of which had been previously recorded as a Specific CECL Allowance). In addition, the sponsor committed to contribute $11.4 million in new equity. As of December 31, 2021 and 2020, the recapitalized loan had a principal balance of $25.7 million and $21.6 million, respectively and amortized cost of $25.6 million and $21.5 million, respectively. As of December 31, 2021 and 2020 the loan has a risk rating of 3. During the fourth quarter of 2020, the Specific CECL Allowance of $9.5 million was reversed through provision for loan losses and impairments, net, while the write-down was recorded in realized loss on investments in our December 31, 2020 consolidated statement of operations.
The following table summarizes the loans with Specific CECL Allowances that have been recorded on our portfolio as of December 31, 2021 ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance(1)	Amortized cost	Interest recognition status/ as of date
Mortgage
	Multifamily Development(2)(3)	Brooklyn, NY	$187,483	$10,000	$177,483	Cost Recovery/ 3/1/2020
	Urban Predevelopment(2)(4)	Miami, FL	190,492	68,000	122,492	Cost Recovery/ 3/1/2020
	Retail Center(5)(6)	Cincinnati, OH	171,812	67,000	104,812	Cost Recovery/ 10/1/2019
Mortgage total:			$549,787	$145,000	$404,787
———————
(1)During the year ended December 31, 2021 we reversed $30.0 million of previously recorded Specific CECL Allowances. This is comprised of $20.0 million of CECL reversals as discussed below and the realization of $10.0 million of previously recorded Specific CECL Allowance as a realized loss.
(2)The fair value of this collateral was determined by assuming rent per square foot ranging from $48 to $215 and a capitalization rate ranging from 5.0% to 5.5%.
(3)During the year ended December 31, 2021, $20.0 million of previously recorded Specific CECL Allowance was reversed primarily related to a more favorable market outlook as compared to when the Specific CECL Allowance was first recorded with respect to the loan.
(4)In October 2020, we entered a joint venture with CCOF Design Venture, LLC ("CCOF"), which owns the underlying properties that secure our $187.7 million first mortgage loan. The entity in which we own an interest, and which owns the underlying properties was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. The related profit and loss from the joint venture was immaterial for the years ended December 31, 2021 and 2020.
(5)The fair value of retail collateral was determined by applying a capitalization rate of 8.0%.
(6)In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of venture’s equity and we contributed 90%. The entity was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. During the years ended December 31, 2021 and 2020, $1.4 million and $1.6 million, respectively, of interest paid was applied towards reducing the carrying value of the loan.

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

We derived an annual historical loss rate based on a CMBS database with historical losses from 1998 through the fourth quarter of 2021 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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
The following schedule sets out our General CECL Allowance as of December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021	December 31, 2020
Commercial mortgage loans, net	$22,554	$17,012
Subordinate loans and other lending assets, net	11,034	21,090
Unfunded commitments(1)	3,106	3,365
Total General CECL Allowance	$36,694	$41,467
 ———————
(1)The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheet within accounts payable, accrued expenses and other liabilities
We have made an accounting policy election to exclude accrued interest receivable, ($41.2 million and $40.6 million, as of December 31, 2021 and 2020, respectively) included in Other Assets on our consolidated balance sheet, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner. We discontinue accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. The amortized cost basis for loans on cost recovery was $404.8 million and $373.5 million as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, we received $1.4 million and $1.8 million, respectively, in interest that reduced amortized cost under the cost recovery method.
In November 2020, the borrower under a £309.2 million commercial mortgage loan ($422.7 million assuming conversion into USD), of which we own £247.5 million ($338.4 million assuming conversion into USD), secured by an urban retail property located in London, United Kingdom, entered into administration triggering an event of default. Subsequent to December 31, 2021, our commercial mortgage loan, including all accrued contractual and default interest, was collected. As of December 31, 2021 and 2020, the loan had an amortized cost basis of £260.7 million and £247.5 million, respectively ($352.8 million and $338.4 million, respectively, assuming conversion into USD).
We own three mezzanine loans which had an aggregate amortized cost at December 31, 2021 of $473.2 million (inclusive of $471.0 million of principal and $178.0 million of payment- in-kind ("PIK") interest and are secured by the same residential-for-sale property currently under construction in Manhattan, NY. These loans include (i) a $238.4 million senior mezzanine loan ("Senior Mezzanine Loan"), (ii) a $152.8 million junior mezzanine loan ("Junior Mezzanine A Loan"), and (iii) an $82.0 million junior mezzanine loan ("Junior Mezzanine B Loan", Junior Mezzanine A Loan and Junior Mezzanine B Loan, collectively referred to as "Junior Mezzanine Loan").
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
As of December 31, 2021 and 2020, the amortized cost basis for loans with accrued interest past due 90 or more days was $757.6 million and $711.9 million, respectively. On January 18, 2021 one loan with accrued interest past due over 90 days and an amortized cost of $352.8 million was fully satisfied, including all accrued default interest.

As of December 31, 2021 there were no loans with interest between 30 and 59 days past due and as of December 31, 2020, the amortized cost basis for loans with interest between 30 and 59 days past due was $19.0 million.
The following schedule illustrates the quarterly changes in CECL Allowances for the years ended December 31, 2021 and 2020, respectively ($ in thousands):

	Specific CECL Allowance	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2020	$175,000	$38,102	$3,365	$41,467	$216,467	0.67%	3.23%
Changes:
Q1 Allowance (Reversals)	—	(1,667)	429	(1,238)	(1,238)
March 31, 2021	$175,000	$36,435	$3,794	$40,229	$215,229	0.62%	3.06%
Changes:
Q2 Allowance (Reversals)	(20,000)	1,764	(1,350)	414	(19,586)
Write-offs	(10,000)	—	—	—	(10,000)
June 30, 2021	$145,000	$38,199	$2,444	$40,643	$185,643	0.57%	2.41%
Changes:
Q3 Allowance (Reversals)	—	(5,515)	(251)	(5,766)	(5,766)
September 30, 2021	$145,000	$32,684	$2,193	$34,877	$179,877	0.51%	2.43%
Changes:
Q4 Allowance (Reversals)	—	904	913	1,817	1,817
December 31, 2021	$145,000	$33,588	$3,106	$36,694	$181,694	0.49%	2.26%

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2019	$56,981	$—	$—	$—	$56,981	—%	—%
Changes:
January 1, 2020 - Adoption of CECL Standard	—	27,779	3,088	30,867	30,867
Q1 Allowances	150,000	30,494	2,971	33,465	183,465
March 31, 2020	$206,981	$58,273	$6,059	$64,332	$271,313	1.08%	4.05%
Changes:
Q2 Allowances (Reversals)	5,500	(13,729)	(1,940)	(15,669)	(10,169)
Write-offs	(15,000)	—	—	—	(15,000)
June 30, 2020	$197,481	$44,544	$4,119	$48,663	$246,144	0.81%	3.71%
Changes:
Q3 Reversals, net of Allowances	(550)	(5,268)	(524)	(5,792)	(6,342)
September 30, 2020	$196,931	$39,276	$3,595	$42,871	$239,802	0.71%	3.59%
Changes:
Q4 Allowances (Reversals)	—	(1,174)	(230)	(1,404)	(1,404)
Write-offs	(21,931)	—	—	—	(21,931)
December 31, 2020	$175,000	$38,102	$3,365	$41,467	$216,467	0.67%	3.23%
———————
(1)As of December 31, 2019, amount represents specific loan loss provisions recorded on assets before the adoption of the CECL Standard. After the adoption of the CECL Standard on January 1, 2020, amounts represent Specific CECL Allowances.

The General CECL Allowance decreased by $4.8 million during the year ended December 31, 2021. The decrease is primarily related to portfolio seasoning and improved macroeconomic outlook, which was partially offset by new loan originations. The General CECL Allowance increased by $10.6 million during the year ended December 31, 2020. The increase was primarily driven by worsening macroeconomic outlook due to the COVID-19 pandemic.
Other Loan and Lending Assets Activity
We recognized PIK interest of $47.7 million, $46.7 million and $54.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
We recognized $1.5 million, $0.2 million and $6.1 million in pre-payment penalties and accelerated fees for the years ended December 31, 2021, 2020 and 2019, respectively.
We recognized $3.7 million of shared appreciation fees for the year ended December 31, 2021 related to a first mortgage loan secured by a portfolio of residential-for-rent assets located in the United States, which is recorded in other income in the consolidated statement of operations.
Our portfolio includes two other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests of $64.6 million and $68.1 million as of December 31, 2021 and 2020, respectively. These interests have a weighted average maturity of 4.5 years and 5.8 years as of December 31, 2021 and 2020, respectively. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. Both interests are accounted for as held-to-maturity and recorded at carrying value on our consolidated balance sheet.
Loan Sales
The following loan sales occurred in 2021:
In the fourth quarter of 2021, we sold our interest in a $31.2 million subordinate loan secured by a residential-for sale inventory property located in Boston, MA. This transaction was evaluated under ASC 860 - "Transfers and Servicing", and we determined that it qualifies as a sale and accounted for it as such, and we recorded no gain or loss related to this sale.
Additionally during the fourth quarter, we sold our interest in a subordinate loan, previously classified as held for sale. The subordinate loan was secured by a mixed-used property with an outstanding principal of $41.9 million. We recorded a loss of approximately $0.8 million in connection with this sale. This transaction was evaluated under ASC 860 - "Transfers and Servicing", and we determined that it qualifies as a sale and accounted for it as such.
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
In the second quarter of 2020, we sold interests in three construction loans, with aggregate commitments of $376.9 million (of which approximately $127.0 million was funded at the time of sale). The sales were made to entities managed by affiliates of the Manager. These transactions were evaluated under ASC 860 - "Transfers and Servicing", and we determined that they qualified as a sales and accounted for it as such. We recorded a loss of approximately $1.4 million in connection with these sales.
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
The following loan sales occurred in 2019:

We sold a $30.3 million and a $122.3 million (both fully funded at close) subordinate position of our $470.8 million loans for an urban retail property in New York, NY. As of December 31, 2021, our exposure to the property was limited to a $318.1 million mortgage loan. This transaction was evaluated under ASC 860 - "Transfers and Servicing" and we determined that it qualified as a sale and was accounted for as such.
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
Note 5 – Real Estate Owned and Related Debt
Real Estate Held for Sale
In 2017, we originated a subordinate loan junior to a $33.0 million third-party mortgage, secured by a hotel in Anaheim, CA. In December 2020, due to non-performance, we assumed legal title through the execution of a deed-in-lieu of foreclosure. We intended to sell the hotel and, as such, as of the date of the title assumption, we recorded the hotel property on our consolidated balance sheet at its fair market value less costs to sell, net of a realized loss of $2.4 million, that was previously recorded as Specific CECL.
As of March 31, 2021 there was an increase in our expected costs to sell the property, and therefore, we recorded a $0.6 million loss during the three months ended March 31, 2021, as realized losses and impairments on real estate owned in our consolidated statement of operations. During the second quarter of 2021 the property was sold at our cost basis and no additional gain or loss was recorded. The $33.0 million first mortgage was repaid upon the sale of the property.
Real Estate Owned
In 2017, we originated a $20.0 million junior mezzanine loan which was subordinate to: (i) a $110.0 million mortgage loan, and (ii) a $24.5 million senior mezzanine loan, secured by a full-service luxury hotel in Washington, D.C. During the first quarter of 2020, we recorded a $10.0 million Specific CECL Allowance and placed our junior mezzanine loan on non-accrual status.
On May 24, 2021, we purchased the $24.5 million senior mezzanine loan at par and acquired legal title to the hotel through a deed-in-lieu of foreclosure. We assumed the hotel’s assets and liabilities (including the $110.0 million mortgage loan) and recorded an additional $10.0 million charge reflecting the difference between the fair value of the hotel’s net assets and the carrying amount of the loan. This $10.0 million loss on title assumption plus the previously recorded Specific CECL Allowance of $10.0 million represents the $20.0 million recorded as a realized loss on investments in our consolidated statement of operations.
On May 24, 2021, in accordance with ASC 805, "Business Combinations," we allocated the fair value of the hotel’s acquired assets and assumed debt. On June 29, 2021, we repaid the $110.0 million mortgage loan against the property. Below are the hotel's acquired assets and assumed debt as of May 24 and December 31, 2021, which are designated as real estate owned on our consolidated balance sheet ($ in thousands):

	December 31, 2021	May 24, 2021
Assets:
Cash	$4,881	$4,148
Land	58,742	58,742
Buildings	86,973	86,871
Furniture, fixtures, and equipment	8,718	8,687
Other Assets	3,141	1,555
Accumulated depreciation	(2,645)	—
Total Assets	$159,810	$160,003
Liabilities:
Debt related to real estate owned(1)	$—	$110,073
Accounts payable, accrued expenses and other liabilities	7,195	4,641
Total Liabilities	$7,195	$114,714
Net Real Estate Assets	$152,615	$45,289
———————
(1)$110 million first mortgage loan was repaid on June 29, 2021. Upon consolidation we assumed the other hotel assets and liabilities such as cash, operating receivables, accrued operating expenses, and unearned revenue, which have been recorded on our consolidated balance sheet within cash, other assets, and accounts payable, accrued expenses and other liabilities.
For the year ended December 31, 2021, we recorded the operating revenue, expenses and fixed asset depreciation and amortization in its consolidated income statement as shown below ($ in thousands):

2021
Operations related to real estate owned:
Revenue from operations	$18,917
Operating expenses	(19,923)
Depreciation and amortization	(2,645)
Net loss from real estate owned	$(3,651)
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	December 31, 2021	December 31, 2020
Interest receivable	$41,219	$40,559
Collateral deposited under derivative agreements	—	28,320
Loan proceeds held by servicer	3,179	5,649
Other(1)	3,355	112
Total	$47,753	$74,640
———————
(1)Includes $3.1 million of other assets from real estate owned at December 31, 2021. Refer to "Note 5 – Real Estate Owned and Related Debt" for additional information.

Note 7 – Secured Debt Arrangements, Net
At December 31, 2021 and December 31, 2020, our borrowings included the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

	December 31, 2021			December 31, 2020
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan (USD)	$1,344,283	$1,329,923	September 2026	$1,113,156	$984,125	June 2024
JPMorgan (GBP)	87,497	86,849	September 2026	113,548	113,548	June 2024
JPMorgan (EUR)	68,220	68,220	September 2026	73,296	73,296	June 2024
DB (USD)	700,000	259,073	March 2023	1,000,000	520,457	March 2023
Goldman (USD)	300,000	168,231	November 2025(3)	500,000	332,352	November 2023(3)
CS Facility - USD	161,609	148,720	February 2025(4)(5)	374,251	369,182	December 2023(4)(5)
HSBC Facility - EUR	167,756	162,937	July 2022	163,785	163,785	July 2021
Barclays (USD)	200,000	32,693	March 2024	200,000	35,192	March 2024
Total Secured Credit Facilities	3,029,365	2,256,646		3,538,036	2,591,937
Barclays Private Securitization	1,902,684	1,902,684	August 2024(5)	857,728	857,728	September 2023(5)
Total Secured Debt Arrangements	4,932,049	4,159,330		4,395,764	3,449,665
Less: deferred financing costs	N/A	(9,062)		N/A	(12,993)
Total Secured Debt Arrangements, net(6)(7)(8)	$4,932,049	$4,150,268		$4,395,764	$3,436,672
———————
(1)As of December 31, 2021, British Pound Sterling ("GBP"), Euros ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.35, 1.14, and 0.11, respectively. As of December 31, 2020, GBP and EUR borrowings were converted to USD at a rate of 1.37 and 1.22, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Assumes facility enters the amortization period described below.
(4)Assumes financings are extended in line with the underlying loans.
(5)Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(6)Weighted-average borrowing costs as of December 31, 2021 and December 31, 2020 were applicable benchmark rates plus spreads of USD: +2.00% / GBP: +1.86% / EUR: +1.42% / SEK: +1.50% and USD: +2.16% / GBP: +1.83% / EUR: +1.46%, respectively.
(7)Weighted average advance rates based on cost as of December 31, 2021 and December 31, 2020 were 69.8% (67.1% (USD) / 72.7% (GBP) / 68.9% (EUR) / 80.7% (SEK)) and 63.7% (62.5% (USD) / 68.7% (GBP) / 60.8% (EUR)).
(8)As of December 31, 2021 and December 31, 2020, approximately 50% and 55% of the outstanding balance under these secured borrowings were recourse to us.
Each of our existing secured credit facilities include "credit based and other mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit of the underlying collateral value decreases, the amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. Generally, the lender under the applicable secured debt arrangement calls for and/or sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. If it is determined (subject to certain conditions) that the market value of the underlying collateral has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or may make margin calls, which may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our consolidated balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of December 31, 2021 and December 31, 2020, the weighted average haircut under our secured debt arrangements was approximately 30.2% and 36.3%, respectively. In addition, our existing secured debt arrangements are not entirely term-matched financings and may mature before our commercial real estate debt investments that represent underlying collateral to those financings. We are in frequent dialogue with the lenders under our secured debt arrangements regarding our management of their collateral assets and as we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.
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
As of December 31, 2021, we had $1.5 billion (including £64.2 million and €60.0 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility
In March 2020, through an indirect wholly-owned subsidiary, we entered into a Third Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch (the "DB Facility"). During the first quarter 2021, we amended the DB Facility to reduce the commitment from $1.0 billion to $700.0 million ($259.1 million drawn at December 31, 2021) for the sale and repurchase of eligible first mortgage loans secured by commercial or residential-for-rent properties, located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. The DB Facility matures in March 2022, and has a one-year extension available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of December 31, 2021, we had $259.1 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
Goldman Facility
In November 2017, through an indirect wholly-owned subsidiary, we entered into a master repurchase and securities contract agreement with Goldman Sachs Bank USA (the "Goldman Facility"). During the fourth quarter of 2021, we amended the Goldman Facility to reduce the maximum borrowings from $500.0 million to $300.0 million and extended maturity to November 2023. In addition, the Goldman Facility contains a two-year amortization period subsequent to the November 2023 maturity, which allows for the refinancing or pay down of assets under the facility. Margin calls may occur any time at specified margin deficit thresholds.
As of December 31, 2021, we had $168.2 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
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
As of December 31, 2021, we had $148.7 million of borrowings outstanding under the CS Facility — USD secured by certain of our commercial mortgage loans.
HSBC Facility - EUR
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured debt arrangement with HSBC Bank plc, which provides for a single asset financing (the "HSBC Facility — EUR"). The HSBC Facility — EUR was extended during the first quarter 2021 and matures in July 2022. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of December 31, 2021, we had $162.9 million (€143.3 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility - EUR secured by one commercial mortgage loan.
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

As of December 31, 2021, we had $32.7 million of borrowings outstanding under the Barclays Facility - USD secured by one commercial mortgage loan.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes. The Barclays Private Securitization finances the loans that were previously financed under a Global Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility - GBP/EUR"). In June 2020, we pledged an additional commercial mortgage loan with an outstanding principal balance of £26.0 million and pledged additional collateral of a financed loan of €5.3 million as of June 30, 2020. During the first quarter 2021, we pledged two additional commercial mortgage loans with outstanding principal balances of $227.4 million (£165.0 million assuming conversion into USD) and $187.4 million (kr1.6 billion assuming conversion into USD). During the second quarter of 2021, we pledged an additional commercial mortgage loan with an outstanding principal balance of $281.7 million (€237.6 million assuming conversion into USD), and pledged additional collateral of a financed loan of $114.7 million (kr1.0 billion assuming conversion into USD). During the fourth quarter of 2021, we pledged two additional commercial mortgage loans with outstanding principal balances of $312.9 million (£231.3 million assuming conversion into USD) and $238.8 million (£176.5 million assuming conversion into USD).
The Barclays Private Securitization eliminates daily margining provisions and grants us significant discretion to modify certain terms of the underlying collateral including waiving certain loan-level covenant breaches and deferring or waiving of debt service payments for up to 18 months. The securitization includes LTV based covenants with significant headroom to previous levels included in the Barclays Facility - GBP/EUR. These deleveraging requirements are based on significant declines in the value of the collateral as determined by an annual third-party (engaged by us) appraisal process tied to the provisions of the underlying loan agreements. We believe this provides us with both cushion and predictability to avoid sudden unexpected outcomes and material repayment requirements. In addition to the pledge of the additional collateral in June 2020 noted above, we paid down the previous financing by €16.5 million (totaling $18.5 million in USD) and agreed to increase the financing spreads by 0.25%.
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of December 31, 2021 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$1,299,321	June 2025
Total/Weighted-Average EUR	373,904	November 2022(2)
Total/Weighted-Average SEK	229,458	November 2022
Total/Weighted-Average Securitization	$1,902,683	August 2024
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our consolidated balance sheet ($ in thousands):

	December 31, 2021	December 31, 2020
Assets:
Cash	$3,456	$2,020
Commercial mortgage loans, net(1)	2,559,266	1,290,393
Other Assets	20,765	15,831
Total Assets	$2,583,487	$1,308,244
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $2.0 million and $0.7 million in 2021 and 2020, respectively)	$1,900,640	$857,043
Accounts payable, accrued expenses and other liabilities(2)	2,671	1,307
Total Liabilities	$1,903,311	$858,350
———————
(1)Net of the General CECL Allowance of $11.8 million and $4.4 million as of December 31, 2021 and December 31, 2020, respectively.
(2)Represents General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $0.4 million and $0.3 million as of December 31, 2021 and December 31, 2020, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our consolidated statement of operations ($ in thousands):

	Year ended December 31,
	2021	2020
Net Interest Income:
Interest income from commercial mortgage loans	$86,377	$29,511
Interest expense	(25,661)	(8,312)
Net interest income	$60,716	$21,199
General and administrative expense	—	(178)
Provision for loan losses and impairments	(7,148)	(916)
Foreign currency gain (loss)	(13,102)	39,731
Net Income	$40,466	$59,836
As of December 31, 2021, we had $1.9 billion (£960.2 million, €328.9 million, and kr2.1 billion and assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
At December 31, 2021, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$129,317	$800,734	$554,942	$—	$1,484,993
DB Facility	—	259,073	—	—	259,073
Goldman Facility	—	125,611	42,620	—	168,231
CS Facility - USD	—	—	148,720	—	148,720
HSBC Facility - EUR	162,937	—	—	—	162,937
Barclays Facility - USD	—	32,693	—	—	32,693
Barclays Private Securitization	603,362	690,598	608,723	—	1,902,683
Total	$895,616	$1,908,709	$1,355,005	$—	$4,159,330
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at December 31, 2021, as well as the maximum and average month-end balances for the year ended December 31, 2021 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2021		For the year ended December 31, 2021
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,484,992	$2,259,376	$1,484,992	$1,219,072
DB Facility	259,073	389,238	520,217	407,428
Goldman Facility	168,231	261,848	331,154	228,312
CS Facility - USD	148,720	214,124	369,182	224,351
HSBC Facility - EUR	162,937	211,813	174,717	165,958
Barclays Facility - USD	32,693	50,241	35,193	33,526
Barclays Private Securitization	1,902,684	2,571,067	1,902,684	1,396,411
Total	$4,159,330	$5,957,707
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
We were in compliance with the covenants under each of our secured debt arrangements at December 31, 2021 and December 31, 2020.
Note 8 – Senior Secured Term Loans, Net
In May 2019, we entered into a $500.0 million senior secured term loan (the "2026 Term Loan"), which matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The 2026 Term Loan bears interest at LIBOR plus 2.75% and was issued at a price of 99.5%.
In March 2021, we entered into an additional $300.0 million senior secured term loan, with substantially the same terms as the 2026 Term Loan, (the "2028 Term Loan" and, together with the 2026 Term Loan, the "Term Loans"), which matures in March 2028 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The 2028 Term Loan bears interest at LIBOR (with a floor of 0.50%) plus 3.50% and was issued at a price of 99.0%.
The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During the years ended December 31, 2021 and 2020, we repaid $5.0 million of principal related to the 2026 Term Loan. During the year ended December 31, 2021, we repaid $2.3 million of principal related to the 2028 Term Loan.
The following table summarizes the terms of our Term Loans as of December 31, 2021 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Spread	Maturity Date
2026 Term Loan	$487,500	$(1,548)	$(7,933)	$478,019	2.75%	5/15/2026
2028 Term Loan	297,750	(2,643)	(4,801)	290,306	3.50%	3/11/2028
Total	$785,250	$(4,191)	$(12,734)	$768,325
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
The following table summarizes the terms of our Term Loans as of December 31, 2020 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Spread	Maturity Date
2026 Term Loan	$492,500	$(1,905)	$(7,130)	$483,465	2.75%	5/15/2026
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
Covenants
During the fourth quarter of 2021, we modified the financial covenants of the Term Loans which included the following: (i) increased our maximum ratio of total recourse debt to tangible net worth from 3:1 to 4:1, (ii) increased our maximum ratio of total unencumbered assets to total pari-passu indebtedness from 1.25:1 to 2.50:1; and (iii) the definition of unencumbered asset was also amended to include the carrying value of the residual equity in the entities where we hold assets financed under repurchase obligations. In conjunction with the modification, we incurred $5.2 million in fees, $3.9 million of which were consent fees paid to borrowers recorded as deferred financing costs and $1.3 million of arrangement fees paid to the Term Loan arranger recorded as general and administrative expenses.
We were in compliance with the covenants under the Term Loans at December 31, 2021 and December 31, 2020.
Interest Rate Swap
In connection with the 2026 Term Loan, we previously entered into an interest rate swap to fix LIBOR at 2.12% effectively fixing our all-in coupon on the senior secured term loan at 4.87%. During the year ended December 31, 2020 we terminated the interest rate swap and recognized a realized loss of $53.9 million.
Interest Rate Cap
During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our 2026 Term Loan to 3.50%. In connection with the interest rate cap, we incurred up-front fees of $1.1 million for the year ended December 31, 2020, which we recorded as a deferred financing cost on our consolidated balance sheet and interest expense will be recognized over the duration of the interest rate cap in our consolidated statement of operations.
Note 9 – Senior Secured Notes, Net
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after offering expenses. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. As of December 31, 2021, the 2029 Notes had a carrying value of $494.1 million net of deferred financing costs of $5.9 million.
Covenants
The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of December 31, 2021, we were in compliance with all covenants.
Note 10 – Convertible Senior Notes, Net
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At December 31, 2021, the 2022 Notes had a carrying value of $343.1 million and an unamortized discount of $1.9 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At December 31, 2021, the 2023 Notes had a carrying value of $226.9 million and an unamortized discount of $3.1 million.
The following table summarizes the terms of the Convertible Notes as of December 31, 2021 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	0.64
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	1.79
Total	$575,000
The following table summarizes the terms of the Convertible Notes as of December 31, 2020 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	1.65
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	2.79
Total	$575,000
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

We may not redeem the Convertible Notes prior to maturity except in limited circumstances. The closing price of our common stock on December 31, 2021 of $13.16 was less than the per share conversion price of the Convertible Notes.
In accordance with ASC 470, "Debt," the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. GAAP requires that the initial proceeds from the sale of the Convertible Notes be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt that could have been issued by us at such time. We measured the fair value of the debt components of the Convertible Notes as of their issuance date based on effective interest rates. As a result, we attributed approximately $15.4 million of the proceeds to the equity component of the Convertible Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represents the excess proceeds received over the fair value of the liability component of the Convertible Notes at the date of issuance. The equity component of the Convertible Notes has been reflected within additional paid-in capital in our consolidated balance sheet as of December 31, 2021. The resulting debt discount is being amortized over the period during which the Convertible Notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to each of the Convertible Notes will increase in subsequent reporting periods through the maturity date as the Convertible Notes accrete to their par value over the same period.
The aggregate contractual interest expense was approximately $28.8 million, $28.8 million and $29.1 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $6.3 million, $6.0 million and $6.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The following table summarizes our non-designated foreign exchange ("Fx") forwards and our interest rate cap as of December 31, 2021:

	December 31, 2021
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	125	738,178	GBP	January 2022 - February 2026	2.14
Fx contracts - EUR	90	508,541	EUR	January 2022 - November 2025	1.88
Fx contracts - SEK	20	765,138	SEK	February 2022 - May 2026	3.74
Interest rate cap	1	500,000	USD	June 2023	1.45

The following table summarizes our non-designated Fx forwards and our interest rate cap as of December 31, 2020:

	December 31, 2020
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	93	428,493	GBP	January 2021 - December 2024	2.04
Fx contracts - EUR	69	239,466	EUR	February 2021 - August 2024	2.61
Interest rate cap	1	500,000	USD	June 2023	2.49
We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivatives for the years ended December 31, 2021, 2020, and 2019 ($ in thousands):

		Amount of gain (loss) recognized in income
		Year ended December 31,
	Location of Gain (Loss) Recognized in Income	2021	2020	2019
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$46,714	$(26,499)	$(28,576)
Forward currency contracts	Realized gain (loss) on derivative instruments	(5,040)	16,756	14,151
Total		$41,674	$(9,743)	$(14,425)
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
In June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under our senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. Unrealized gains or losses related to the interest rate swap and cap were recorded net under gain (loss) on interest rate hedging instruments in our consolidated statement of operations.

		Amount of gain (loss) recognized in income
		Year ended December 31,
	Location of Gain (Loss) Recognized in Income	2021	2020	2019
Interest rate cap(1)	Unrealized gain on interest rate cap	$1,314	$134	$—
Interest rate swap(2)	Unrealized gain (loss) on interest rate swap	—	14,470	(14,470)
Interest rate swap(2)	Realized loss on interest rate swap	—	(53,851)	—
Total		$1,314	$(39,247)	$(14,470)
———————
(1)With a notional amount of $500.0 million at December 31, 2021 and 2020 and $0 at December 31, 2019.
(2)With a notional amount of $500.0 million at December 31, 2021, and $0 at December 31, 2020 and 2019.

The following tables summarize the gross asset and liability amounts related to our derivatives at December 31, 2021 and December 31, 2020 ($ in thousands):

	December 31, 2021			December 31, 2020
	Gross Amount of Recognized Asset	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet	Gross Amount of Recognized Liabilities	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Liabilities Presented in our Consolidated Balance Sheet
Forward currency contracts	$28,781	$(13,441)	$15,340	$(32,172)	$797	$(31,375)
Interest rate cap	1,448	—	1,448	—	134	134
Total derivative asset (liability)	$30,229	$(13,441)	$16,788	$(32,172)	$931	$(31,241)

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
In October 2020, we sold a $25.0 million interest, at par, in a mezzanine loan collateralized by a ground-up condominium development in New York City that we originated in December 2017. The participation interest sold accrued payment-in-kind interest, was accounted for as a secured borrowing on our consolidated balance sheet, and was subordinate to our remaining mezzanine loan. The mezzanine loan was repaid at par in June 2021, and therefore, we de-recognized the related participating interest of $27.7 million, which included $2.7 million in payment-in-kind interest.
In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD) interest, at par, in a first mortgage loan collateralized by an office building located in London, United Kingdom that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD). The participation interest sold is subordinate to our remaining £70.3 million ($95.2 million assuming conversion into USD) first mortgage loan and is accounted for as a secured borrowing on our consolidated balance sheet.
During the year ended December 31, 2021, participation sold balance on commercial mortgage loans increased by $17.8 million, which included £13.3 million of add on fundings ($18.3 million assuming conversion into USD) and $0.5 million of unrealized loss on foreign currency translation.
The table below details participations sold included in our consolidated balance sheet ($ in thousands):

	December 31, 2021	December 31, 2020
Participation sold on Commercial mortgage loans	$27,064	$9,217
Participation sold on Subordinate loans and other lending assets (1)	—	25,757
Total Participations sold	$27,064	$34,974
———————
(1)Includes $0 and $0.8 million of PIK interest in 2021 and 2020, respectively.
Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	December 31, 2021	December 31, 2020
Accrued dividends payable	$52,833	$52,768
Accrued interest payable	16,166	13,979
Accounts payable and other liabilities(1)	9,084	4,775
Collateral held under derivative agreements	21,420	—
General CECL Allowance on unfunded commitments(2)	3,106	3,365
Total	$102,609	$74,887
  ———————
(1)Includes $7.2 million of accounts payable and other liabilities on the balance sheet of the real estate owned at December 31, 2021. Refer to "Note 5 – Real Estate Owned and Related Debt" for additional information.
(2)Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments for the year ended December 31, 2021 and 2020, respectively.
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
The term of the Management Agreement was automatically renewed for a successive one-year term on September 29, 2021, and will automatically renew on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by our independent directors in February 2022, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.
We incurred approximately $38.2 million, $39.8 million $40.7 million and in base management fees under the Management Agreement for the years ended December 31, 2021, 2020, and 2019, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the years ended December 31, 2021,

2020, and 2019, we paid expenses totaling $4.0 million, $4.5 million, and $3.6 million respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective consolidated statement of operations expense category or our consolidated balance sheet based on the nature of the item.
Included in payable to related party on our consolidated balance sheet at December 31, 2021 and 2020 is approximately $9.8 million and $9.6 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
Loans receivable
In June 2015, we originated a $20.0 million mezzanine loan secured by pledges of equity interests in the property recorded as real estate owned on our consolidated balance sheet at December 31, 2021. The mezzanine loan was subordinate to (i) a $110.0 million mortgage loan, originated by a third party, and (ii) a $24.5 million senior mezzanine loan, originated by an affiliate of the Manager. On May 24, 2021, we purchased the $24.5 million senior mezzanine loan at par from the affiliate and acquired legal title to the hotel through a deed-in-lieu of foreclosure. Refer to "Note 5 – Real Estate Owned and Related Debt" for additional information.
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
We recognized stock-based compensation expense of $17.6 million, $16.8 million and $15.9 million during the years ended December 31, 2021, 2020, and 2019 respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the years ended December 31, 2021, 2020, and 2019:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2018	65,697	1,852,957
Granted	27,245	1,069,202	$20.5
Vested	(67,586)	(877,261)	N/A
Forfeiture	—	(37,543)	N/A
Outstanding at December 31, 2019	25,356	2,007,355
Granted	82,235	1,446,155	$16.4
Vested	(25,356)	(962,518)	N/A
Forfeiture	—	(35,139)	N/A
Outstanding at December 31, 2020	82,235	2,455,853
Granted	45,185	1,323,487	$18.2
Vested	(82,235)	(1,136,525)	N/A
Forfeiture	—	(44,874)	N/A
Outstanding at December 31, 2021	45,185	2,597,941

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2021:

Vesting Year	Restricted Stock	RSU	Total Awards
2022	38,517	1,261,218	1,299,735
2023	3,334	895,548	898,882
2024	3,334	441,175	444,509
Total	45,185	2,597,941	2,643,126

At December 31, 2021, we had unrecognized compensation expense of approximately $0.3 million and $34.1 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above.
RSU Deliveries
During the years ended December 31, 2021, 2020, and 2019 we delivered 553,008, 508,968 and 433,585 shares of common stock for 953,397, 877,262, and 730,980 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our consolidated statement of changes in stockholders' equity. The adjustment was $4.4 million, $6.5 million, and $5.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our consolidated statement of changes in stockholders' equity.
Note 16 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2021, 139,894,060 shares of common stock were issued and outstanding, and 6,770,393 shares of 7.25% Series B-1 Preferred Stock were issued and outstanding.
One June 10, 2019, we redeemed all 6,900,000 shares of Series C Preferred Stock outstanding. Holders of the Series C Preferred Stock received the redemption price of $25.00 plus accumulated but unpaid dividends to the redemption date of $0.2223 per share.
On July 15, 2021, we exchanged all 6,770,393 shares outstanding of our 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"), with a liquidation preference of $25.00 per share, for 6,770,393 shares of 7.25% Series B-1 Preferred Stock, par value $0.01 per share ("Series B-1 Preferred Stock"), with a liquidation preference of $25.00 per share, pursuant to an exchange agreement with the two existing holders of the Series B Preferred Stock.
Dividends. The following table details our dividend activity:

	Year ended December 31,
Dividends declared per share of:	2021	2020	2019
Common Stock(1)	$1.40	$1.45	$1.84
Series B Preferred Stock	1.00	2.00	2.00
Series B-1 Preferred Stock	0.90	N/A	N/A
Series C Preferred Stock(2)	N/A	N/A	0.72
  ———————
(1) As our aggregate 2021 distributions did not exceed our earnings and profits, $0.1055 of the January 2022 distribution declared in the fourth quarter of 2021, and payable to common stockholders of record as of December 31, 2021, will be treated as a 2021 distribution for U.S. federal income tax purposes.
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
Common Stock Repurchases. There was no common stock repurchase activity during the year ended December 31, 2021. As of December 31, 2021 there was $172.2 million remaining authorized under our stock repurchase program.

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

Plaintiffs have now amended the complaint in a separate action, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. We believe the claims in this action are without merit, including as barred by the dismissal of the Apollo Action. The defendants filed a motion to dismiss, which currently is pending. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Loan Commitments. As described in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at December 31, 2021, we had $1.4 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.7 years weighted average tenor of these loans.
COVID-19. The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic, including the continued impact and uncertainty resulting from COVID-19 variants, could materially disrupt our business operations and impact our financial performance.
As of December 31, 2021, we have not recorded any contingencies on our consolidated balance sheet related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to "Note 2 - Summary of Significant Accounting Policies" for further discussion regarding COVID-19.
Note 18 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our consolidated balance sheet at December 31, 2021 and December 31, 2020 ($ in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$343,106	$343,106	$325,498	$325,498
Commercial mortgage loans, net	7,012,312	6,945,038	5,451,084	5,361,948
Subordinate loans and other lending assets, net(1)	844,948	725,906	1,045,893	1,027,582
Secured debt arrangements, net	(4,150,268)	(4,150,268)	(3,436,672)	(3,436,672)
Senior secured term loans, net	(768,325)	(782,995)	(483,465)	(475,263)
Senior secured notes, net	(494,051)	(489,175)	—	—
2022 Notes	(343,117)	(347,522)	(340,361)	(327,381)
2023 Notes	(226,862)	(231,150)	(225,293)	(214,875)
Participations sold	(27,064)	(27,064)	(34,974)	(34,919)
Debt related to real estate owned, held for sale	—	—	(33,000)	(33,000)
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
Note 19 – Net Income per Share
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
The table below presents the computation of basic and diluted net income per share of common stock for the years ended December 31, 2021, 2020, and 2019 ($ in thousands except per share data):

	For the year ended December 31,
	2021	2020	2019
Basic Earnings
Net income	$223,515	$18,377	$230,174
Less: Preferred dividends	(12,964)	(13,540)	(18,525)
Net income available to common stockholders	$210,551	$4,837	$211,649
Less: Dividends on participating securities	(3,877)	(3,431)	(3,867)
Basic Earnings	$206,674	$1,406	$207,782

Diluted Earnings
Basic Earnings	$206,674	$1,406	$207,782
Add: Dividends on participating securities	3,877	—	3,867
Add: Interest expense on Convertible Notes	35,020	—	35,173
Diluted Earnings	$245,571	$1,406	$246,822

Number of Shares:
Basic weighted-average shares of common stock outstanding	139,869,244	148,004,385	146,881,231
Diluted weighted-average shares of common stock outstanding	168,402,515	148,004,385	175,794,896

Earnings Per Share Attributable to Common Stockholders
Basic	$1.48	$0.01	$1.41
Diluted	$1.46	$0.01	$1.40
The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Convertible Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the years ended December 31, 2021 and 2019, 28,533,271 and 28,913,665 weighted-average potentially issuable shares with respect to the Convertible Notes, respectively, were included in the dilutive earnings per share denominator. For the year ended December 31, 2020 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
For the years ended December 31, 2021, 2020 and 2019, 2,456,409, 2,030,467 and 1,836,210 weighted-average unvested RSUs, respectively, were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

Note 20 – Subsequent Events
Subsequent to the quarter ended December 31, 2021, the following events took place:
Investment activity: We funded £78.8 million ($106.2 million assuming conversion into USD) in connection with the upsize of an existing floating-rate commercial mortgage loan secured by a portfolio of retail warehouse properties in the United Kingdom.
We originated a €147.7 million ($167.0 million assuming conversion into USD) floating-rate commercial mortgage loan secured by an office portfolio in Milan, Italy, of which €141.6 million ($160.0 million assuming conversion into USD) was funded at close. In addition, we funded approximately $59.5 million for previously closed loans.
Loan Repayments: We received approximately $484.8 million from loan repayments.

Apollo Commercial Real Estate Finance, Inc.
Schedule IV — Mortgage Loans on Real Estate
As of December 31, 2021
($ in thousands)

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Carrying Value		Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Commercial mortgage loans individually >3%
Loan A		Urban Retail/United Kingdom(3)	6.65%	Dec 2023	Principal and Interest	$354,490	$352,834		$354,490
Loan B		Urban Retail/Manhattan, NY	4.75%	Sep 2024	Interest Only	318,106	318,106	—	—
Loan C		Retail Center/United Kingdom	3.15%	Oct 2026	Interest Only	312,934	309,928		—
Loan D		Industrial/Sweden	3.20%	May 2026	Interest Only	286,822	284,358		—
Loan E		Other/Various	4.30%	May 2026	Principal and Interest	271,141	269,493		—
Loan F		Various/Germany	3.00%	Jun 2026	Interest Only	270,120	267,447		—
Loan G		Hotel/Spain	3.00%	Aug 2024	Interest Only	263,044	263,044		—

Commercial mortgage loans individually <3%
First Mortgage(4)	45	Hotel, Office, Urban Predevelopment, Residential-for-sale, Retail Center, Residential-for-rent, Mixed Use, Other/Various	0.0%-7.8%	2022-2028	Principal and Interest/ Interest Only	$5,141,676	$4,969,656		$548,402
Total Commercial mortgage loans						$7,218,333	$7,034,866		$902,892

Subordinate loans and other lending assets individually >3%
Loan H		Residential-for-sale/ Manhattan, NY	11.39%	Mar 2022	Interest Only	$237,884	$238,421		$—

Subordinate loans and other lending assets individually <3%
Subordinate Mortgage and other lending assets	14	Residential-for-sale, Mixed Use, Office, Healthcare, Industrial, Hotel/Various	0.0%-13.5%	2022-2034	Principal and Interest/ Interest Only	$616,160	$617,561		$—
Total Subordinate loans and other lending assets(5)						$854,044	$855,982		$—
Total loans(6)						$8,072,377	$7,890,848		$902,892
General CECL Allowance(7)							(33,588)
Carrying value, net							$7,857,260
———————
(1) Assumes applicable benchmark rate as of December 31, 2021 for all floating rate loans.

(2) Assumes all extension options are exercised.
(3) On January 18, 2022 this loan was repaid in full, including all accrued default interest.
(4) Includes $27.1 million in a subordinate participation in a first mortgage loan sold in 2020.
(5) Subject to prior liens of approximately $3.4 billion.
(6) The aggregate cost for U.S. federal income tax purposes is $8.0 billion.
(7) Excludes $3.1 million of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2021.

The following table summarizes the changes in the carrying amounts of our loan portfolio during 2021 and 2020 ($ in thousands):

Reconciliation of Carrying Amount of Loans	December 31, 2021	December 31, 2020
Balance at beginning of year	$6,496,977	$6,375,093
January 1, 2020 - Adoption of CECL Standard	—	(27,779)
Loan fundings	3,334,062	876,658
Loan repayments (1)	(1,881,211)	(683,254)
Gain (loss) on foreign currency translation	(93,241)	80,618
Realized loss on investment, net of provision for loan loss reversal (2)	(20,767)	(42,465)
Transfer to real estate owned, held for sale	(45,289)	(12,255)
Specific CECL Allowance (3)	30,000	(118,019)
General CECL Allowance (4)	4,514	(10,323)
Deferred Fees	(42,911)	(6,455)
PIK interest, amortization of fees and other items (5)	75,126	65,158
Balance at the close of year	$7,857,260	$6,496,977
———————
1)During the year ended December 31, 2020, we sold $208.5 million in subordinate loans secured by various property types to funds managed by affiliates of the Manager.
2)During the year ended December 31, 2021, realized loss on investment included a $20.0 million realized loss related to a deed-in-lieu foreclosure (including reversal of $10.0 million previously recorded Specific CECL Allowance) and $0.8 million realized loss on a sale of a subordinate loan secured by a mixed-used property. During the year ended December 31, 2020, realized loss on investment included a $11.1 million realized loss ($11.1 million previously recorded Specific CECL Allowance was reversed) related to the selling of the underlying collateral on a commercial mortgage loan secured by a residential-for-sale property located in Bethesda, MD; a realized a loss of $26.0 million related to two restructurings ($24.5 million in previously recorded Specific CECL Allowances were reversed); and $5.2 million realized loss related to loans sold during the period.
3)During the year ended December 31, 2021, we reversed $30.0 million in Specific CECL Allowances comprised of i) $10.0 million in Specific CECL Allowance reversed in connection with a deed-in-lieu foreclosure on a hotel in Washington D.C. and ii) $20.0 million reversal on a multifamily development property due to a more favorable market outlook in 2021 as compared to when the provisions were initially recorded. During the year ended December 31, 2020, we recorded $118.0 million in Specific CECL, net of $10.0 million in reversals, due to factors including COVID-19.
4) $3.1 million and $3.4 million as of December 31, 2021 and 2020, respectively of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability on our consolidated balance sheet.
5)Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses, as well as $1.4 million and $1.8 million in cost recovery proceeds in 2021 and 2020, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, our principal executive and financial officer has concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on pages 54 through 56 of this annual report on Form 10-K.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders

(the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2021.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
Item 11. Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The tables on equity compensation plan information and beneficial ownership of our securities required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
Item 14. Principal Accountant Fees and Services.
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:
Our consolidated financial statements and the related schedule, together with the independent registered public accounting firm's report thereon, are set forth on pages 54 through 56 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8. "Financial Statements and Supplementary Data" filed herein, for a list of financial statements.

(2) Financial Statement Schedule:
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2021.

(3) Exhibits Files:

3.1	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2	By-laws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-4 (Registration No. 333-210632).

3.3
Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.'s 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on July 20, 2021 (File No.: 001-34452).

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

4.3
Second Supplemental Indenture, dated as of August 21, 2017, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including the form of 4.75% Convertible Senior Note due 2022), incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on August 21, 2017 (File No.: 001-34452).

4.4
Third Supplemental Indenture, dated as of October 5, 2018 between the Registrant and Wells Fargo Bank, National Association, as Trustee (including the form of 5.375% Convertible Senior Note due 2023), incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on October 5, 2018 (File No.: 001-34452).

4.5
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

10.4	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant's Form S-11, as amended (Registration No. 333-160533).

10.5	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 5, 2015 (File No. 001-34452).

10.6
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

10.10	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-8 filed on July 15, 2019 (File No. 333-232660).

10.11	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 4.5 of the Registrant’s Form S-8 filed on July 15, 2019 (File No. 333-232660).

10.12
Trust Deed, dated June 30, 2020, by and between ACRE Debt 2 PLC, as issuer, and U.S. Bank Trustees Limited, as trustee, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on July 7, 2020 (File No.: 001-34452).

10.13
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

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary.
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

February 8, 2022	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Stuart A. Rothstein and Jessica L. Lomm and each of them, with full power to act without the other, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K, and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 8, 2022	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting officer)

February 8, 2022	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 8, 2022	By:	/s/ Robert A. Kasdin
Robert A. Kasdin Director

February 8, 2022	By:	/s/ Brenna Haysom
Brenna Haysom Director

February 8, 2022	By:	/s/ Katherine Newman
Katherine Newman Director

February 8, 2022	By:	/s/ Eric L. Press
Eric L. Press Director

February 8, 2022	By:	/s/ Scott S. Prince
Scott S. Prince Director

February 8, 2022	By:	/s/ Michael E. Salvati
Michael E. Salvati Director

February 8, 2022	By:	/s/ Carmencita N.M. Whonder
Carmencita N.M. Whonder Director

February 8, 2022	By:	/s/ Pamela G. Carlton
Pamela G. Carlton Director