Form 10-Q
period 2022-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2022-04-25
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2022, there were 140,590,843 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$215,749	$343,106
Commercial mortgage loans, net(1)(2)	7,586,554	7,012,312
Subordinate loans and other lending assets, net(2)	763,488	844,948
Assets related to real estate owned, held for sale	157,084	—
Other assets	52,892	47,753
Derivative assets, net	41,251	16,788
Real estate owned, net (net of $2,645 accumulated depreciation in 2021)	—	151,788
Total Assets	$8,817,018	$8,416,695
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $10,705 and $9,062 in 2022 and 2021, respectively)	$4,571,314	$4,150,268
Senior secured term loans, net (net of deferred financing costs of $11,959 and $12,734 in 2022 and 2021, respectively)	767,297	768,325
Senior secured notes, net (net of deferred financing costs of $5,753 and $5,949 in 2022 and 2021, respectively)	494,247	494,051
Convertible senior notes, net	573,667	569,979
Accounts payable, accrued expenses and other liabilities(3)	118,133	102,609
Participations sold	26,276	27,064
Payable to related party	9,354	9,773
Liabilities related to real estate owned, held for sale	5,712	—
Total Liabilities	6,566,000	6,122,069
Commitments and Contingencies (see Note 17)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2022 and 2021 (see Note 16)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 140,541,409 and 139,894,060 shares issued and outstanding in 2022 and 2021, respectively	1,405	1,399
Additional paid-in-capital	2,703,354	2,721,042
Accumulated deficit	(453,809)	(427,883)
Total Stockholders’ Equity	2,251,018	2,294,626
Total Liabilities and Stockholders’ Equity	$8,817,018	$8,416,695
———————
(1) Includes $6,501,562 and $5,957,707 pledged as collateral under secured debt arrangements in 2022 and 2021, respectively.
(2) Net of $196,377 and $178,588 CECL Allowances in 2022 and 2021, respectively, comprised of $175,000 and $145,000 Specific CECL Allowance and $21,377 and $33,588 General CECL Allowance, respectively.
(3) Includes $3,928 and $3,106 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2022 and 2021, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended March 31,
	2022	2021
Net interest income:
Interest income from commercial mortgage loans	$84,424	$75,356
Interest income from subordinate loans and other lending assets	15,835	31,459
Interest expense	(45,118)	(35,664)
Net interest income	$55,141	$71,151
Revenue from real estate owned operations	9,040	—
Total net revenue	$64,181	$71,151
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,698 and $4,387 in 2022 and 2021, respectively)	$(7,187)	$(6,940)
Management fees to related party	(9,354)	(9,364)
Operating expenses related to real estate owned	(9,652)	—
Depreciation and amortization on real estate owned	(704)	—
Total operating expenses	$(26,897)	$(16,304)
Other income	$—	$92
Reversal of (provision for) loan losses, net(1)	(18,611)	1,238
Realized losses and impairments on real estate owned	—	(550)
Foreign currency translation loss	(32,518)	(7,449)
Gain on foreign currency forward contracts (includes unrealized gains of $18,142 and $10,502 in 2022 and 2021, respectively)	22,762	9,800
Unrealized gain on interest rate hedging instruments	6,321	357
Net income	$15,238	$58,335
Preferred dividends	(3,068)	(3,385)
Net income available to common stockholders	$12,170	$54,950
Net income per share of common stock:
Basic	$0.08	$0.39
Diluted	$0.08	$0.37
Basic weighted-average shares of common stock outstanding	140,353,386	139,805,863
Diluted weighted-average shares of common stock outstanding	140,353,386	170,792,684
Dividend declared per share of common stock	$0.35	$0.35
———————
(1) Comprised of $30,000 and $0 Specific CECL Allowance and $11,389 and $1,238 of General CECL Reversals for the three months ended March 31, 2022 and 2021, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2022	6,770,393	$68	139,894,060	$1,399	$2,721,042	$(427,883)	$2,294,626
Adoption of ASU 2020-06	—	—	—	—	(15,408)	11,992	(3,416)
Capital increase (decrease) related to Equity Incentive Plan	—	—	647,349	6	(2,280)	—	(2,274)
Net income	—	—	—	—	—	15,238	15,238
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,088)	(50,088)
Balance at March 31, 2022	6,770,393	$68	140,541,409	$1,405	$2,703,354	$(453,809)	$2,251,018

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2021	6,770,393	$68	139,295,867	$1,393	$2,707,792	$(438,724)	$2,270,529
Capital increase related to Equity Incentive Plan	—	—	553,008	5	103	—	108
Offering costs	—	—	—	—	(40)	—	(40)
Net income	—	—	—	—	—	58,335	58,335
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(49,794)	(49,794)
Balance at March 31, 2021	6,770,393	$68	139,848,875	$1,398	$2,707,855	$(433,568)	$2,275,753

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the three months ended March 31,
	2022	2021
Cash flows provided by operating activities:
Net income	$15,238	$58,335
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(14,333)	(24,671)
Amortization of deferred financing costs	2,856	3,196
Equity-based compensation	4,698	4,387
Provision for (reversal of) loan losses, net	18,611	(1,238)
Foreign currency loss	24,212	7,479
Gain on derivative instruments	(24,463)	(10,859)
Depreciation and amortization on real estate owned	704	—
Realized losses and impairments on investments and real estate owned	—	550
Changes in operating assets and liabilities:
Proceeds received from PIK interest	20,141	6,000
Other assets	(1,830)	1,238
Accounts payable, accrued expenses and other liabilities	4,245	(274)
Payable to related party	(419)	(233)
Net cash provided by operating activities	49,660	43,910
Cash flows used in investing activities:
New funding of commercial mortgage loans	(1,193,945)	(417,161)
Add-on funding of commercial mortgage loans	(116,789)	(77,499)
Add-on funding of subordinate loans and other lending assets	(29,099)	(41,317)
Proceeds received from the repayment and sale of commercial mortgage loans	637,512	200,077
Proceeds received from the repayment of subordinate loans and other lending assets	90,071	30,470
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	18,073	6,301
Capital expenditures on real estate assets	(48)	—
Increase in collateral related to derivative contracts, net	16,370	430
Net cash used in investing activities	(577,855)	(298,699)
Cash flows provided by financing activities:
Payment of offering costs	—	(40)
Proceeds from secured debt arrangements	1,012,730	322,234
Repayments of secured debt arrangements	(542,213)	(331,613)
Repayments of senior secured term loan principal	(2,000)	(1,250)
Proceeds from issuance of senior secured term loan	—	297,000
Payment of deferred financing costs	(3,528)	(5,369)
Withholding tax payment upon RSU delivery	(6,972)	(4,279)
Dividends on common stock	(50,270)	(49,947)
Dividends on preferred stock	(3,068)	(3,385)
Net cash provided by financing activities	404,679	223,351
Net decrease in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	(123,516)	(31,438)
Less increase in cash classified within assets related to real estate owned, held for sale	(3,841)	—
Net decrease in cash and cash equivalents	(127,357)	(31,438)
Cash and cash equivalents, beginning of period	343,106	325,498
Cash and cash equivalents, end of period	$215,749	$294,060
Supplemental disclosure of cash flow information:
Interest paid	$35,185	$36,494
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$53,156	$52,615
Change in participation sold	$(788)	$15,735
Loan proceeds held by servicer	$5,097	$1,550
Deferred financing costs, not yet paid	$—	$2,596
Transfer of assets to assets related to real estate owned, held for sale	$153,243	$—
Transfer of liabilities to liabilities related to real estate owned, held for sale	$5,712	$—

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Organization
Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the "Company," "ARI," "we," "us" and "our") is a corporation that has elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes and primarily originates, acquires, invests in and manages performing commercial first mortgage loans, subordinate financings, and other commercial real estate related debt investments. These asset classes are referred to as our target assets.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant estimates include current expected credit losses. Actual results could differ from those estimates.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to
Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our
Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report"), as filed with the Securities and
Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Risks and Uncertainties
During the first quarter of 2020, there was a global outbreak of a novel coronavirus ("COVID-19"), which was declared by the World Health Organization as a pandemic. The ongoing COVID-19 pandemic in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. In response to COVID-19, the United States and numerous other countries and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Although more normalized activities have resumed and there has been improvement due to global and domestic vaccination efforts, we are not in a position to estimate the ultimate impact COVID-19 and its variants will have on our business and the economy as a whole. Due to various uncertainties, including the ultimate geographic spread of the virus, the rise of new variants that may occur, the severity of such new variants, the duration of the pandemic, and actions that may be taken by governmental authorities, further business risks could arise. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of March 31, 2022. The uncertainty surrounding COVID-19 and its variants may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference London Interbank Offered Rate ("LIBOR") or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. We have loan agreements, debt agreements, and an interest rate cap that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. During the fourth quarter of 2021, we adopted optional expedients per ASU 2020-04 for certain of our commercial mortgage loans and debt agreements denominated in British Pound Sterling ("GBP") and Euro ("EUR") with contracts that reference GBP LIBOR and EUR LIBOR, respectively. As prescribed by the optional expedients within ASU 2020-04, we have accounted for applicable modified contracts that incorporate alternative benchmarks as if they are not substantially different. We will continue to evaluate the possible adoption of any such expedients or exceptions for certain of our commercial mortgage loans and debt agreements denominated in US dollars.
In March 2022, the FASB issued ASU 2022-02 "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). The intention of ASU 2022-02 is to simplify the guidance surrounding loan modifications and restructurings and to eliminate the accounting guidance related to TDR. The new guidance deviates from TDR guidance as disclosures are now based on whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, a significant payment delay or term extension as opposed to simply a concession. The new guidance requires disclosure by class of financing receivables, of the types of modifications, the financial effects of those modifications and the performance of those modified receivables in the last twelve months. As it relates to ASC 326-20 we are now allowed to use any acceptable method to determine credit losses as a result of modification or restructuring with a borrower experiencing financial difficulty. ASU 2022-02 also requires disclosure of gross write-offs recorded in the current period, on a year-to-date basis, by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. Entities are able to early adopt these amendments and have the ability to early adopt the TDR enhancements separately from the vintage disclosures. We have not yet adopted this ASU and will continue to evaluate the effects of adoption.
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
The fair values of foreign exchange ("Fx") forwards are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying countries. Our Fx forwards are classified as Level II in the fair value hierarchy.
The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third party expert's expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level II in the fair value hierarchy.

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of March 31, 2022 and December 31, 2021 ($ in thousands):

	Fair Value as of March 31, 2022				Fair Value as of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$33,482	$—	$33,482	$—	$15,340	$—	$15,340
Interest rate cap asset	—	7,769	—	7,769	—	1,448	—	1,448
Total financial instruments	$—	$41,251	$—	$41,251	$—	$16,788	$—	$16,788
Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at March 31, 2022 and December 31, 2021 ($ in thousands):

Loan Type	March 31, 2022	December 31, 2021
Commercial mortgage loans, net(1)	$7,586,554	$7,012,312
Subordinate loans and other lending assets, net	763,488	844,948
Carrying value, net	$8,350,042	$7,857,260
  ———————
(1)Includes $85.5 million and $97.8 million in 2022 and 2021, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 98% floating rate loans, based on amortized cost, as of each of March 31, 2022 and December 31, 2021.
Activity relating to our loan portfolio for the three months ended March 31, 2022 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific CECL Allowance	Carrying Value, Net(2)
December 31, 2021	$8,072,377	$(36,529)	$(145,000)	$7,890,848
New funding of loans	1,196,111	—	—	1,196,111
Add-on loan fundings(3)	145,888	—	—	145,888
Loan repayments and sales	(725,508)	—	—	(725,508)
Gain (loss) on foreign currency translation	(101,297)	1,036	—	(100,261)
Specific CECL Allowance	—	—	(30,000)	(30,000)
Deferred fees and other items	—	(20,461)	—	(20,461)
PIK interest and amortization of fees	7,083	7,719	—	14,802
March 31, 2022	$8,594,654	$(48,235)	$(175,000)	$8,371,419
General CECL Allowance(4)				(21,377)
Carrying value, net				$8,350,042
———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, deferred origination expenses, and the activity of unconsolidated joint ventures.
(2)December 31, 2021 carrying value excludes General CECL Allowance.
(3)Represents fundings committed prior to 2022.
(4)$3.9 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	March 31, 2022	December 31, 2021
Number of loans	67	67
Principal balance	$8,594,654	$8,072,377
Carrying value, net	$8,350,042	$7,857,260
Unfunded loan commitments(1)	$1,800,235	$1,357,122
Weighted-average cash coupon(2)	4.5%	4.5%
Weighted-average remaining fully-extended term(3)	3.0 years	2.9 years
Weighted-average expected term(4)	2.0 years	2.3 years
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
(4)Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated 5 loans.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2022		December 31, 2021
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Office	$1,980,780	23.7%	$1,700,779	21.6%
Hotel	1,949,106	23.3	1,875,439	23.8
Residential-for-sale	896,714	10.7	956,617	12.1
Healthcare	637,570	7.6	316,321	4.0
Retail Center	508,117	6.1	414,740	5.3
Residential-for-rent	470,861	5.6	477,569	6.1
Mixed Use	417,967	5.0	269,839	3.4
Industrial	364,953	4.4	377,068	4.8
Urban Retail	358,221	4.3	711,592	9.0
Other(2)	787,130	9.3	790,884	9.9
Total	$8,371,419	100.0%	$7,890,848	100.0%
General CECL Allowance(3)	(21,377)		(33,588)
Carrying value, net	$8,350,042		$7,857,260

(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other property types include parking garages (3.1%), caravan parks (2.6%), multifamily development (2.1%) and urban predevelopment (1.5%) in 2022, and parking garages (3.3%), caravan parks (2.8%), multifamily development (2.2%), and urban predevelopment (1.6%) in 2021.
(3)$3.9 million and $3.1 million of the General CECL Allowance for 2022 and 2021, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2022		December 31, 2021
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
New York City	$2,295,383	27.4%	$2,000,661	25.4%
United Kingdom	1,989,250	23.8	2,297,286	29.1

Other Europe(2)	1,494,435	17.9	1,295,870	16.4
Southeast	769,205	9.2	708,920	9.0
Midwest	681,237	8.1	689,274	8.7
West	341,569	4.1	356,097	4.5
Other(3)	800,340	9.5	542,740	6.9
Total	$8,371,419	100.0%	$7,890,848	100.0%
General CECL Allowance(4)	(21,377)		(33,588)
Carrying value, net	$8,350,042		$7,857,260

(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other Europe includes Germany (5.6%), Italy (4.3%), Spain (3.9%), Sweden (3.3%), and Ireland (0.8%) in 2022 and Germany (6.1%), Sweden (3.6%), Spain (3.3%), Italy (2.6%), and Ireland (0.8%) in 2021.
(3)Other includes Northeast (5.9%), Southwest (1.9%), Mid-Atlantic (1.4%) and Other (0.3%) in 2022 and Southwest (3.5%), Northeast (1.5%), Mid-Atlantic (1.6%), and Other (0.3%) in 2021.
(4)$3.9 million and $3.1 million of the General CECL Allowance for 2022 and 2021, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

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

The following tables allocate the carrying value of our loan portfolio based on our internal risk ratings and date of origination at the dates indicated ($ in thousands):

March 31, 2022
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2022	2021	2020	2019	2018	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.4%	—	—	—	—	—	32,000
3	61	7,774,143	92.8%	994,971	2,636,290	669,291	1,822,835	796,136	854,620
4	1	106,313	1.3%	—	—	—	—	—	106,313
5	4	458,963	5.5%	—	—	—	—	—	458,963
Total	67	$8,371,419	100.0%	$994,971	$2,636,290	$669,291	$1,822,835	$796,136	$1,451,896
General CECL Allowance(1)		(21,377)
Total carrying value, net		$8,350,042

Weighted Average Risk Rating			3.1

December 31, 2021
Year Originated

Risk Rating	Number of Loans	Total	% of Portfolio	2021	2020	2019	2018	2017	Prior
1	—	$—	—%		$—	$—	$—	$—	$—
2	1	32,000	0.4%	—	—	—	—	—	32,000
3	62	7,372,081	93.5%	2,622,248	644,404	2,307,948	828,270	389,264	579,947
4	1	81,980	1.0%	—	—	—	—	81,980	—
5	3	404,787	5.1%	—	—	—	—	177,483	227,304
Total	67	$7,890,848	100.0%	$2,622,248	$644,404	$2,307,948	$828,270	$648,727	$839,251
General CECL Allowance(1)		(33,588)
Total carrying value, net		$7,857,260

Weighted Average Risk Rating			3.1
———————
(1)$3.9 million and $3.1 million of the General CECL Allowance for 2022 and 2021, respectively, is excluded from the tables above because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet
CECL
In accordance with ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments", which we refer to as the "CECL Standard", we record allowances for loans and held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value of the amounts expected to be collected on the assets. We record loan specific allowances as a practical expedient under the CECL Standard ("Specific CECL Allowance"), which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. For the remainder of the portfolio, we record a general allowance ("General CECL Allowance", and together with the Specific CECL Allowance, "CECL Allowances"), in accordance with the CECL Standard on a collective basis by assets with similar risk characteristics. We have elected to use the weighted average remaining maturity ("WARM") method in determining a General CECL Allowance for a majority of our portfolio. In the future, we may use other acceptable methods, such as a probability-of-default/loss-given-default method.
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
The following table summarizes the loans with Specific CECL Allowances that have been recorded on our portfolio as of March 31, 2022 ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance(1)	Amortized cost	Interest recognition status/ as of date
Mortgage
	Urban Predevelopment(2)(3)	Miami, FL	$190,610	$68,000	$122,610	Cost Recovery/ 3/1/2020
	Multifamily Development(2)	Brooklyn, NY	189,775	10,000	179,775	Cost Recovery/ 3/1/2020
	Retail Center(4)(5)	Cincinnati, OH	171,598	67,000	104,598	Cost Recovery/ 10/1/2019
Mortgage total:			$551,983	$145,000	$406,983

Mezzanine
	Residential-for-Sale(6)	Manhattan, NY	$81,980	$30,000	$51,980	Non-accrual/ 7/1/2021
Mezzanine total:			$81,980	$30,000	$51,980

Total:			$633,963	$175,000	$458,963
———————
(1)During the three months ended March 31, 2022, we recorded $30.0 million of Specific CECL Allowance.
(2)The fair value of this collateral was determined by assuming rent per square foot ranging from $48 to $215 and a capitalization rate ranging from 5.0% to 5.5%.
(3)In October 2020, we entered a joint venture with CCOF Design Venture, LLC, which owns the underlying properties that secure our $187.9 million first mortgage loan. The entity in which we own an interest, and which owns the underlying properties, was deemed to be a Variable Interest Entity ("VIE") and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. The related profit and loss from the joint venture was immaterial for the three months ended March 31, 2022 and 2021.
(4)The fair value of retail collateral was determined by applying a capitalization rate of 8.0%.
(5)In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of the venture’s equity and we contributed 90%. The entity was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. During the three months ended March 31, 2022 and 2021, $0.2 million and $0.3 million, respectively, of interest paid was applied towards reducing the carrying value of the loan. The related profit and loss from the joint venture was immaterial for the three months ended March 31, 2022 and 2021.
(6)The fair value of the residential-for-sale collateral was determined by making certain projections and assumptions with respect to future performance and a discount rate of 10%.

We own three mezzanine loans which had an aggregate amortized cost at March 31, 2022 of $474.9 million (inclusive of $138.6 million of payment- in-kind ("PIK") interest) and are secured by the same residential-for-sale property currently under construction in Manhattan, NY. These loans include (i) a $242.6 million senior mezzanine loan ("Senior Mezzanine Loan"), (ii) a $180.3 million junior mezzanine loan ("Junior Mezzanine A Loan"), and (iii) a $52.0 million (net of $30.0 million Specific CECL Allowance) junior mezzanine loan ("Junior Mezzanine B Loan" together with the Junior Mezzanine A Loan collectively referred to as "Junior Mezzanine Loan").
During the third quarter of 2021, a vehicle (the "Seller") managed by an affiliate of the Manager transferred its Junior Mezzanine B Loan position to the Company and in connection with this transfer, one of the property’s subordinate capital providers paid the Seller a price representing the Seller’s original principal balance on the Junior Mezzanine B Loan position with the Seller agreeing to forego its accrued interest on the Junior Mezzanine B Loan based on a change in the estimated sales velocity of the collateral.
In conjunction with this transaction, the Company and the subordinate capital provider have agreed to a waterfall sharing arrangement pursuant to which, rather than the Company receiving interest it otherwise would have been entitled to after July 1, 2021 on the Junior Mezzanine Loan, proceeds received from the sale or refinance of the underlying collateral, after repayment to priority lenders under the waterfall, will be shared between the Company and the subordinate capital provider at an agreed upon allocation. As such, we opted to cease accruing interest on the Junior Mezzanine Loan as of July 1, 2021 and will resume doing so when we deem appropriate. As of March 31, 2022, sales velocity on the underlying property lagged behind the borrower's business plan and management's expectations. Based on this information as of March 31, 2022, we deemed the borrower to be experiencing financial difficulty and accordingly changed the risk rating to a 5 and recorded $30.0 million of Specific CECL Allowance on the Junior Mezzanine B Loan. An extension to May 1, 2022 was executed with the borrower.

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

We derived an annual historical loss rate based on a commercial mortgage backed securities ("CMBS") database with historical losses from 1998 through the first quarter of 2022 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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
The following schedule sets forth our General CECL Allowance as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Commercial mortgage loans, net	$16,663	$22,554
Subordinate loans and other lending assets, net	4,714	11,034
Unfunded commitments(1)	3,928	3,106
Total General CECL Allowance	$25,305	$36,694
 ———————
(1)The General CECL Allowance on unfunded commitments is recorded as a liability on our condensed consolidated balance sheet within accounts payable, accrued expenses and other liabilities.
We have made an accounting policy election to exclude accrued interest receivable, ($44.4 million and $41.2 million, as of March 31, 2022 and December 31, 2021, respectively) included in Other Assets on our condensed consolidated balance sheet, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner. We discontinue accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. The amortized cost basis for loans on cost recovery was $407.0 million and $404.8 million as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, we received $0.2 million and $0.3 million, respectively, in interest that reduced amortized cost under the cost recovery method.
In November 2020, the borrower under a £309.2 million commercial mortgage loan ($422.7 million assuming conversion into U.S. Dollars ("USD")), of which we own £247.5 million ($338.4 million assuming conversion into USD), secured by an urban retail property located in London, United Kingdom, entered into administration triggering an event of default. In accordance with the loan agreement, we are entitled to collect default interest in addition to the contractual interest we had been earning. During the first quarter of 2022, our commercial mortgage loan was fully satisfied and all accrued contractual and default interest was collected.
As of March 31, 2022 and December 31, 2021, the amortized cost basis for loans with accrued interest past due 90 or more days was $407.0 million and $757.6 million, respectively.
The following schedule illustrates the quarterly changes in CECL Allowances for the three months ended March 31, 2022 and 2021, respectively ($ in thousands):

	Specific CECL Allowance	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2021	$145,000	$33,588	$3,106	$36,694	$181,694	0.49%	2.26%
Changes:
Q1 Allowance (Reversals)	30,000	(12,211)	822	(11,389)	18,611
March 31, 2022	$175,000	$21,377	$3,928	$25,305	$200,305	0.32%	2.34%

	Specific CECL Allowance	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General	Total
December 31, 2020	$175,000	$38,102	$3,365	$41,467	$216,467	0.67%	3.23%
Changes:
Q1 Allowance (Reversals)	—	(1,667)	429	(1,238)	(1,238)
March 31, 2021	$175,000	$36,435	$3,794	$40,229	$215,229	0.62%	3.06%

The General CECL Allowance decreased by $11.4 million during the three months ended March 31, 2022. The decrease is primarily related to changes to expected loan repayment dates as well as portfolio seasoning and improved macroeconomic outlook. The decrease was partially offset by new loan originations.
Other Loan and Lending Assets Activity
We recognized PIK interest of $1.2 million and $16.8 million for the three months ended March 31, 2022 and 2021 respectively.
We recognized $2.1 million in pre-payment penalties and accelerated fees for the three months ended March 31, 2022 and none for the three months ended March 31, 2021.
As of March 31, 2022 and December 31, 2021 our portfolio included other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests. The book value as of March 31, 2022 was $51.1 million, consisting of one interest with a weighted average maturity of 2.2 years and $64.6 million as of December 31, 2021 consisting of two interests with weighted average maturity of 5.8 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. These interests are accounted for as held-to-maturity and recorded at carrying value on our condensed consolidated balance sheet.
Note 5 – Assets and Liabilities Related to Real Estate Owned, Held for Sale
In 2017, we originated a subordinate loan junior to a $33.0 million third-party mortgage, secured by a hotel in Anaheim, CA. In December 2020, due to non-performance, we assumed legal title through the execution of a deed-in-lieu of foreclosure. We intended to sell the hotel and, as such, as of the date of the title assumption, we recorded the hotel property on our condensed consolidated balance sheet at its fair market value less costs to sell, net of a realized loss of $2.4 million, that was previously recorded as Specific CECL Allowance.
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
On May 24, 2021, we purchased the $24.5 million senior mezzanine loan at par and acquired legal title to the hotel through a deed-in-lieu of foreclosure. We assumed the hotel’s assets and liabilities (including the $110.0 million mortgage loan) and recorded an additional $10.0 million charge reflecting the difference between the fair value of the hotel’s net assets and the carrying amount of the loan. This $10.0 million loss on title assumption plus the previously recorded Specific CECL Allowance of $10.0 million resulted in a $20.0 million realized loss on investments included in our condensed consolidated statement of operations during the second quarter of 2021.
On May 24, 2021, in accordance with ASC 805, "Business Combinations," we allocated the fair value of the hotel’s acquired assets and assumed debt. On June 29, 2021, we repaid the $110.0 million mortgage loan against the property. As of March 1, 2022, the hotel assets and liabilities met the criteria to be classified as held for sale under ASC Topic 360, "Property, Plant, and Equipment." As of March 1, 2022, we ceased recording depreciation on the building and furniture, fixtures, and equipment on the condensed consolidated statement of operations.
Below are the hotel's assets and liabilities as of March 31, 2022 on our condensed consolidated balance sheet ($ in thousands):

March 31, 2022
Assets:
Cash	$3,841
Land	58,742
Buildings	86,973
Furniture, fixtures, and equipment	8,766
Accumulated depreciation	(3,349)
Other assets	2,111
Total Assets	$157,084
Liabilities:
Accounts payable, accrued expenses and other liabilities	5,712
Total Liabilities	$5,712
Net Real Estate Assets	$151,372
For the three months ended March 31, 2022 and 2021, we recorded the operating revenue, expenses and fixed asset depreciation and amortization in our condensed consolidated income statement as shown below ($ in thousands):

	Three months ended March 31,
	2022	2021
Operations related to real estate owned:
Revenue from operations	$9,040	$—
Operating expenses	(9,652)	—
Depreciation and amortization	(704)	—
Net loss from real estate owned	$(1,316)	$—
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	March 31, 2022	December 31, 2021
Interest receivable	$44,370	$41,219
Loan proceeds held by servicer	8,276	3,179
Other(1)	246	3,355
Total	$52,892	$47,753
———————
(1)Includes $3.1 million of other assets from real estate owned at December 31, 2021. Refer to "Note 5 – Assets and Liabilities Related to Real Estate Owned, Held for Sale" for additional information.

Note 7 – Secured Debt Arrangements, Net
At March 31, 2022 and December 31, 2021, our borrowings included the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

	March 31, 2022			December 31, 2021
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan - USD	$1,415,051	$1,269,796	September 2026	$1,344,283	$1,329,923	September 2026
JPMorgan - GBP	84,949	84,320	September 2026	87,497	86,849	September 2026
JPMorgan - EUR	—	—	N/A	68,220	68,220	September 2026
DB - USD	700,000	421,461	March 2023	700,000	259,073	March 2023
Goldman - USD	300,000	159,618	November 2025(3)	300,000	168,231	November 2025(3)
CS Facility - USD	486,319	470,651	June 2026(4)(5)	161,609	148,720	February 2025(4)(5)
HSBC Facility - EUR	163,285	158,592	July 2022	167,756	162,937	July 2022
Barclays - USD	200,000	32,693	June 2022	200,000	32,693	March 2024
Santander - EUR	59,762	52,222	August 2024	—	—	N/A
Total Secured Credit Facilities	3,409,366	2,649,353		3,029,365	2,256,646
Barclays Private Securitization - GBP, EUR, SEK	1,932,666	1,932,666	February 2026(5)	1,902,684	1,902,684	August 2024(5)
Total Secured Debt Arrangements	5,342,032	4,582,019		4,932,049	4,159,330
Less: deferred financing costs	N/A	(10,705)		N/A	(9,062)
Total Secured Debt Arrangements, net(6)(7)(8)	$5,342,032	$4,571,314		$4,932,049	$4,150,268
———————
(1)As of March 31, 2022, GBP, EUR, and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.31, 1.11, and 0.11, respectively. As of December 31, 2021, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.35, 1.14 and 0.11 respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Assumes facility enters the amortization period described below.
(4)Assumes financings are extended in line with the underlying loans.
(5)Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(6)Weighted-average borrowing costs as of March 31, 2022 and December 31, 2021 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.08% / GBP: +1.82% / EUR: +1.49% / SEK: +1.50% and USD: +2.00% / GBP: +1.86% / EUR: +1.42%/ SEK : +1.50%, respectively.
(7)Weighted average advance rates based on cost as of March 31, 2022 and December 31, 2021 were 70.5% (66.5% (USD) / 75.6% (GBP) / 72.9% (EUR) / 80.7% (SEK)) and 69.8% (67.1% (USD) / 72.7% (GBP) / 68.9% (EUR)/ 80.7% (SEK)), respectively.
(8)As of March 31, 2022 and December 31, 2021, approximately 52% and 50% of the outstanding balance under these secured borrowings were recourse to us.
Each of our existing secured credit facilities include "credit based and other mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit of the underlying collateral value decreases, the amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. Generally, the lender under the applicable secured debt arrangement calls for and/or sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. If it is determined (subject to certain conditions) that the market value of the underlying collateral has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or may make margin calls, which may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our condensed consolidated balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of March 31, 2022 and December 31, 2021, the weighted average haircut under our secured debt arrangements was approximately 29.5% and 30.2%, respectively. In addition, our existing secured debt arrangements are not entirely term-matched financings and may mature before our commercial real estate debt investments that represent underlying collateral to those financings. We are in frequent dialogue with the lenders under our secured debt arrangements regarding our management of their collateral assets and as we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

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
As of March 31, 2022, we had $1.4 billion, including £64.2 million ($84.3 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility
In January 2022, through an indirect wholly-owned subsidiary, we entered into a Fourth Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch (the "DB Facility"). The DB Facility allows for $700.0 million in maximum borrowings ($421.5 million drawn at March 31, 2022) for the sale and repurchase of eligible first mortgage loans secured by commercial or residential-for-rent properties, located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. In March 2022, we exercised our second extension option and extended maturity to March 2023. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2022, we had $421.5 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
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
As of March 31, 2022, we had $159.6 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
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
As of March 31, 2022, we had $470.7 million of borrowings outstanding under the CS Facility secured by certain of our commercial mortgage loans.
HSBC Facility
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured credit facility with HSBC Bank plc, which provides for a single asset financing (the "HSBC Facility"). The HSBC Facility was extended during the first quarter 2021 and matures in July 2022. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2022, we had €143.3 million ($158.6 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility secured by one commercial mortgage loan.
Barclays Facility
In March 2020, through an indirect wholly-owned subsidiary, we entered into a secured credit facility pursuant to a Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility"). The Barclays Facility allows for $200.0 million of maximum borrowings and matures in June 2022 with extensions available at our option, subject to certain conditions. Margin calls may occur any time at specified aggregate margin deficit thresholds.

As of March 31, 2022, we had $32.7 million of borrowings outstanding under the Barclays Facility secured by one commercial mortgage loan.
Santander Facility
In March 2022, through an indirect wholly-owned subsidiary, we entered into a secured credit facility with Santander Bank, which provides for a single asset financing (the "Santander Facility"). The Santander Facility allows for €54.0 million ($59.8 million assuming conversion to USD) of maximum borrowings and initially matures in August 2024. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of March 31, 2022, we had €47.2 million ($52.2 million assuming conversion into USD) of borrowings outstanding under the Santander Facility secured by one commercial mortgage loan.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes (the "Barclays Private Securitization"). The Barclays Private Securitization finances the loans that were previously financed under a Global Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility - GBP/EUR"). During 2021, we pledged five additional commercial mortgage loans and additional collateral with a total outstanding principal balance as of December 31, 2021 of €237.6 million, £572.7 million, and kr2.6 billion (totaling $1.3 billion assuming conversion into USD). During the first quarter of 2022, we pledged three additional commercial mortgage loans with outstanding principal balances of £134.8 million ($177.1 million assuming conversion into USD) and €157.4 million ($174.2 million assuming conversion into USD), and pledged additional collateral of a financed loan of £78.8 million ($103.5 million assuming conversion into USD) for a total of $454.8 million.
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
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of March 31, 2022 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$1,215,814	April 2026
Total/Weighted-Average EUR	496,625	July 2025(2)
Total/Weighted-Average SEK	220,227	May 2026
Total/Weighted-Average Securitization	$1,932,666	February 2026
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheet ($ in thousands):

	March 31, 2022	December 31, 2021
Assets:
Cash	$873	$3,456
Commercial mortgage loans, net(1)	2,536,735	2,559,266
Other Assets	19,352	20,765
Total Assets	$2,556,960	$2,583,487
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $2.5 million and $2.0 million in 2022 and 2021, respectively)	$1,930,163	$1,900,640
Accounts payable, accrued expenses and other liabilities(2)	4,374	2,671
Total Liabilities	$1,934,537	$1,903,311
———————
(1)Net of the General CECL Allowance of $7.0 million and $11.8 million as of March 31, 2022 and December 31, 2021, respectively.
(2)Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $1.8 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended March 31,
	2022	2021
Net Interest Income:
Interest income from commercial mortgage loans	$28,714	$16,093
Interest expense	(9,588)	(4,590)
Net interest income	$19,126	$11,503
Reversal of (provision for) loan losses and impairments	3,341	(3,628)
Foreign currency loss	(19,629)	(913)
Net Income	$2,838	$6,962
As of March 31, 2022, we had £925.4 million, €448.7 million, and kr2.1 billion ($1.9 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
At March 31, 2022, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$127,524	$770,775	$455,817	$—	$1,354,116
DB Facility	10,630	410,831	—	—	421,461
Goldman Facility	84,898	35,886	38,834	—	159,618
CS Facility	—	148,720	321,931	—	470,651
HSBC Facility	158,592	—	—	—	158,592
Barclays Facility	32,693	—	—	—	32,693
Santander Facility	—	52,222	—	—	52,222
Barclays Private Securitization	—	567,640	1,365,026	—	1,932,666
Total	$414,337	$1,986,074	$2,181,608	$—	$4,582,019
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.

The table below summarizes the outstanding balances at March 31, 2022, as well as the maximum and average month-end balances for the three months ended March 31, 2022 for our borrowings under secured debt arrangements ($ in thousands).

	As of March 31, 2022		For the three months ended March 31, 2022
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,354,116	$2,105,790	$1,467,343	$1,392,462
DB Facility	421,461	625,530	421,461	354,967
Goldman Facility	159,618	257,227	164,607	161,743
CS Facility	470,651	645,392	470,651	274,050
HSBC Facility	158,592	206,168	161,003	160,124
Barclays Facility	32,693	50,149	32,693	32,693
Santander Facility	52,222	67,545	52,222	52,222
Barclays Private Securitization	1,932,666	2,543,761	1,963,837	1,878,007
Total	$4,582,019	$6,501,562
The table below summarizes the outstanding balances at December 31, 2021, as well as the maximum and average month-end balances for the year ended December 31, 2021 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2021		For the year ended December 31, 2021
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,484,992	$2,259,376	$1,484,992	$1,219,072
DB Facility	259,073	389,238	520,217	407,428
Goldman Facility	168,231	261,848	331,154	228,312
CS Facility	148,720	214,124	369,182	224,351
HSBC Facility	162,937	211,813	174,717	165,958
Barclays Facility	32,693	50,241	35,193	33,526
Barclays Private Securitization	1,902,684	2,571,067	1,902,684	1,396,411
Total	$4,159,330	$5,957,707
We were in compliance with the covenants under each of our secured debt arrangements at March 31, 2022 and December 31, 2021.
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
The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During the three months ended March 31, 2022 and 2021, we repaid $1.3 million of principal respectively related to the 2026 Term Loan. During the three months ended March 31, 2022, we repaid $0.7 million of principal related to the 2028 Term Loan.
The following table summarizes the terms of our Term Loans as of March 31, 2022 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Spread	Maturity Date
2026 Term Loan	$486,250	$(1,458)	$(7,469)	$477,323	2.75%	5/15/2026
2028 Term Loan	297,000	(2,536)	(4,490)	289,974	3.50%	3/11/2028
Total	$783,250	$(3,994)	$(11,959)	$767,297
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
The following table summarizes the terms of our Term Loans as of December 31, 2021 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Spread	Maturity Date
2026 Term Loan	$487,500	$(1,548)	$(7,933)	$478,019	2.75%	5/15/2026
2028 Term Loan	297,750	(2,643)	(4,801)	290,306	3.50%	3/11/2028
Total	$785,250	$(4,191)	$(12,734)	$768,325
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
Covenants
During the fourth quarter of 2021, we modified the financial covenants of the Term Loans which included the following: (i) increased our maximum ratio of total recourse debt to tangible net worth from 3:1 to 4:1; (ii) increased our maximum ratio of total unencumbered assets to total pari-passu indebtedness from 1.25:1 to 2.50:1; and (iii) amended the definition of unencumbered asset to include the carrying value of the residual equity in the entities where we hold assets financed under repurchase obligations. In conjunction with the modifications, we incurred $5.2 million in fees, $3.9 million of which were consent fees paid to borrowers recorded as deferred financing costs and $1.3 million of arrangement fees paid to the Term Loan arranger recorded as general and administrative expenses.
We were in compliance with the covenants under the Term Loans at March 31, 2022 and December 31, 2021.
Interest Rate Cap
During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our 2026 Term Loan to 3.50%. In connection with the interest rate cap, we incurred upfront fees of $1.1 million for the year ended December 31, 2020, which we recorded as a deferred financing cost on our consolidated balance sheet. The deferred financing cost is being amortized over the duration of the interest rate cap with respective amortization recognized as part of interest expense in our condensed consolidated statement of operations.
Note 9 – Senior Secured Notes, Net
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after offering expenses. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. As of March 31, 2022, the 2029 Notes had a carrying value of $494.2 million net of deferred financing costs of $5.8 million.
Covenants
The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of March 31, 2022 and December 31, 2021, we were in compliance with all covenants.
Note 10 – Convertible Senior Notes, Net

In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At March 31, 2022, the 2022 Notes had a carrying value of $344.9 million and an unamortized discount of $0.1 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At March 31, 2022, the 2023 Notes had a carrying value of $228.8 million and an unamortized discount of $1.2 million.
The following table summarizes the terms of the Convertible Notes as of March 31, 2022 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	4.86%	50.2260	8/23/2022	0.40
2023 Notes	230,000	5.38%	5.85%	48.7187	10/15/2023	1.54
Total	$575,000
The following table summarizes the terms of the Convertible Notes as of December 31, 2021 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	0.64
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	1.79
Total	$575,000
———————
(1)Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital. The effective rate as of March 31, 2022 reflects adoption of ASU 2020-06.
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

We may not redeem the Convertible Notes prior to maturity except in limited circumstances. The closing price of our common stock on March 31, 2022 of $13.93 was less than the per share conversion price of the Convertible Notes.
On January 1, 2022 we adopted ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity" ("ASU 2020-06"), which no longer require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Prior to the adoption of ASU 2020-06, we attributed $15.4 million of the proceeds to the equity component of the Convertible Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represented the excess proceeds received over the fair value of the liability component of the Convertible Notes at the date of issuance. The equity component of the Convertible Notes had been reflected within additional paid-in capital on our condensed consolidated balance sheet until January 1, 2022 when we adopted ASU 2020-06 through the modified retrospective approach. Upon adoption, we (i) reclassified $12.0 million of previously recorded amortization related to the equity component of the Convertible Notes from retained earnings to additional paid-in-capital and (ii) reclassified the remaining unamortized balance of $3.4 million to additional paid-in-capital, which increased the cost basis of convertible notes and decreased additional paid-in-capital on the condensed consolidated balance sheet.
The aggregate contractual interest expense was approximately $7.2 million for the three months ended March 31, 2022 and 2021. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $0.8 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.
Note 11 – Derivatives

We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD.
We have entered into a series of forward contracts to sell an amount of foreign currency (GBP, EUR and SEK) for an agreed upon amount of USD at various dates through February 2027. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.
The following table summarizes our non-designated Fx forwards and our interest rate cap as of March 31, 2022:

	March 31, 2022
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	100	852,464	GBP	April 2022 - February 2027	2.31
Fx contracts - EUR	104	622,979	EUR	April 2022 - November 2025	2.55
Fx contracts - SEK	20	768,363	SEK	May 2022 - May 2026	3.53
Interest rate cap	1	500,000	USD	June 2023	1.21

The following table summarizes our non-designated Fx forwards and our interest rate cap as of December 31, 2021:

	December 31, 2021
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	125	738,178	GBP	January 2022 - February 2026	2.14
Fx contracts - EUR	90	508,541	EUR	January 2022 - November 2025	1.88
Fx contracts - SEK	20	765,138	SEK	February 2022 - May 2026	3.74
Interest rate cap	1	500,000	USD	June 2023	1.45
We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our derivatives for the three months ended March 31, 2022 and 2021 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2022	2021
Forward currency contracts	Unrealized gain on derivative instruments	$18,142	$10,502
Forward currency contracts	Realized gain (loss) on derivative instruments	4,620	(702)
Total		$22,762	$9,800
In June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under our senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. The unrealized gain or loss related to the interest rate cap is recorded net under unrealized gain on interest rate hedging instruments in our condensed consolidated statement of operations. The following table summarizes the amount recognized on our condensed consolidated statements of operations related to our interest rate cap for the three months ended March 31, 2022 and 2021 ($ in thousands):

		Amount of gain recognized in income
		Three months ended March 31,
	Location of Gain Recognized in Income	2022	2021
Interest rate cap(1)	Unrealized gain on interest rate hedging instruments	$6,321	$357
Total		$6,321	$357
———————
(1)With a notional amount of $500.0 million at March 31, 2022 and 2021.

The following tables summarize the gross asset and liability amounts related to our derivatives at March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022			December 31, 2021
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in our Condensed Consolidated Balance Sheet
Forward currency contracts	$40,449	$(6,967)	$33,482	$28,781	$(13,441)	$15,340
Interest rate cap	7,769	—	7,769	1,448	—	1,448
Total derivative assets (liabilities)	$48,218	$(6,967)	$41,251	$30,229	$(13,441)	$16,788

Note 12 – Participations Sold
Participations sold represents the subordinate interests in loans we originated and subsequently partially sold. We account for participations sold as secured borrowings on our condensed consolidated balance sheet with both assets and non-recourse liabilities because the participations do not qualify as a sale under ASC 860, "Transfers and Servicing." The income earned on the participations sold is recorded as interest income and an identical amount is recorded as interest expense in our condensed consolidated statements of operations.
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
In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD) interest, at par, in a first mortgage loan collateralized by an office building located in London, United Kingdom that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD). The participation interest sold is subordinate to our remaining £70.5 million ($92.7 million assuming conversion into USD) first mortgage loan and is accounted for as a secured borrowing on our condensed consolidated balance sheet.
During the three months ended March 31, 2022, the participation sold on commercial mortgage loans balance decreased by $0.8 million due to unrealized loss on foreign currency translation.
The table below details participations sold included in our condensed consolidated balance sheet ($ in thousands):

	March 31, 2022	December 31, 2021
Participation sold on Commercial mortgage loans	$26,276	$27,064
Total participations sold	$26,276	$27,064
Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	March 31, 2022	December 31, 2021
Accrued dividends payable	$52,645	$52,833
Collateral held under derivative agreements	37,790	21,420
Accrued interest payable	22,264	16,166
Accounts payable and other liabilities(1)	1,506	9,084
General CECL Allowance on unfunded commitments(2)	3,928	3,106
Total	$118,133	$102,609
  ———————
(1)Includes $7.2 million of accounts payable and other liabilities on the balance sheet of the real estate owned at December 31, 2021.
(2)Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments for the three months ended March 31, 2022 and December 31, 2021, respectively.
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
We incurred approximately $9.4 million in base management fees under the Management Agreement for the three months ended March 31, 2022 and 2021.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three months ended March 31, 2022 and 2021, we paid expenses totaling $0.9 million and $0.6 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on our condensed consolidated balance sheet at March 31, 2022 and December 31, 2021 is approximately $9.4 million and $9.8 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
Loans receivable
In June 2015, we originated a $20.0 million mezzanine loan secured by pledges of equity interests in the property recorded as real estate owned - held for sale on our condensed consolidated balance sheet at March 31, 2022. The mezzanine loan was subordinate to (i) a $110.0 million mortgage loan, originated by a third party, and (ii) a $24.5 million senior mezzanine loan, originated by an affiliate of the Manager. On May 24, 2021, we purchased the $24.5 million senior mezzanine loan at par from the affiliate and acquired legal title to the hotel through a deed-in-lieu of foreclosure. Refer to "Note 5 – Assets and Liabilities Related to Real Estate Owned, Held for Sale" for additional information.
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
We recognized stock-based compensation expense of $4.7 million and $4.4 million during the three months ended March 31, 2022 and 2021 respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the three months ended March 31, 2022:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2021	45,185	2,597,941
Granted	—	—	N/A
Vested	—	(18,195)	N/A
Forfeiture	—	(12,524)	N/A
Outstanding at March 31, 2022	45,185	2,567,222

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2022:

Vesting Year	Restricted Stock	RSU	Total Awards
2022	38,517	1,242,262	1,280,779
2023	3,334	883,785	887,119
2024	3,334	441,175	444,509
Total	45,185	2,567,222	2,612,407

At March 31, 2022, we had unrecognized compensation expense of approximately $0.1 million and $29.7 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above.
RSU Deliveries
During the three months ended March 31, 2022 and 2021 we delivered 647,349 and 553,008 shares of common stock for 1,136,525 and 953,397 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $7.0 million and $4.3 million for the three months ended March 31, 2022 and 2021 respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.
Note 16 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2022, 140,541,409 shares of common stock were issued and outstanding, and 6,770,393 shares of 7.25% Series B-1 Preferred Stock were issued and outstanding.
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
Dividends. The following table details our dividend activity:

	Three months ended March 31,
Dividends declared per share of:	2022	2021
Common Stock	$0.35	$0.35
Series B Preferred Stock	N/A	0.50
Series B-1 Preferred Stock	0.45	N/A

Note 17 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced a now-dismissed action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court (the "Apollo Action"). The complaint named as defendants (i) a wholly owned subsidiary of the Company ("Subsidiary"), (ii) the Company, and (iii) certain funds managed by Apollo, who were co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs alleged that the defendants tortiously interfered with the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs alleged the loss of a $70.0 million investment plus punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs appealed, the parties fully briefed the appeal, and then Plaintiffs dropped the appeal, and the case remains dismissed.

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
Loan Commitments. As described in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at March 31, 2022, we had $1.8 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.9 years weighted average tenor of these loans.
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
As of March 31, 2022, we have not recorded any contingencies on our condensed consolidated balance sheet related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to "Note 2 - Summary of Significant Accounting Policies" for further discussion regarding COVID-19.
Note 18 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheet at March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$215,749	$215,749	$343,106	$343,106
Commercial mortgage loans, net	7,586,554	7,477,241	7,012,312	6,945,038
Subordinate loans and other lending assets, net(1)	763,488	660,105	844,948	725,906
Secured debt arrangements, net	(4,571,314)	(4,571,314)	(4,150,268)	(4,150,268)
Senior secured term loans, net	(767,297)	(781,197)	(768,325)	(782,995)
Senior secured notes, net	(494,247)	(455,080)	(494,051)	(489,175)
2022 Notes	(344,858)	(345,711)	(343,117)	(347,552)
2023 Notes	(228,810)	(230,460)	(226,862)	(231,150)
Participations sold	(26,276)	(26,056)	(27,064)	(27,064)
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
The table below presents the computation of basic and diluted net income per share of common stock for the three months ended March 31, 2022 and 2021 ($ in thousands except per share data):

	For the three months ended March 31,
	2022	2021
Basic Earnings
Net income	$15,238	$58,335
Less: Preferred dividends	(3,068)	(3,385)
Net income available to common stockholders	$12,170	$54,950
Less: Dividends on participating securities	(899)	(847)
Basic Earnings	$11,271	$54,103

Diluted Earnings
Basic Earnings	$11,271	$54,103
Add: Dividends on participating securities	—	847
Add: Interest expense on Convertible Notes	—	8,245
Diluted Earnings	$11,271	$63,195

Number of Shares:
Basic weighted-average shares of common stock outstanding	140,353,386	139,805,863
Diluted weighted-average shares of common stock outstanding	140,353,386	170,792,684

Earnings Per Share Attributable to Common Stockholders
Basic	$0.08	$0.39
Diluted	$0.08	$0.37
The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Convertible Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three months ended March 31, 2022, 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three months ended March 31, 2021 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
For the three months ended March 31, 2022, 2,571,417 weighted-average unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three months ended March 31, 2021,

2,005,291 weighted-average unvested RSUs were included in the dilutive earnings per share denominator.
Note 20 – Subsequent Events
Subsequent to the quarter ended March 31, 2022, the following events took place:
Investment activity: We originated a £407.0 million ($530.3 million assuming conversion into USD) floating-rate commercial mortgage loan secured by two retail properties in the United Kingdom, of which £377.0 million ($491.2 million assuming conversion into USD) was funded at close. In addition, we funded approximately $45.0 million for previously closed loans.
Loan Repayments: We received approximately $28.0 million from loan repayments.

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $497.6 billion as of December 31, 2021.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Current Market Conditions

During the first quarter of 2020, there was a global outbreak of COVID-19, which was declared by the World Health Organization as a pandemic. In response to COVID-19, the United States and numerous other countries declared national emergencies, which has led to large scale quarantines as well as restrictions to business deemed non-essential. Although more normalized activities have resumed, we are not in a position to estimate the ultimate impact COVID-19 and its variants will have on our business and the economy as a whole. We cannot predict the potential impact related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak. The effects of COVID-19 have adversely impacted the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully. Some of the factors that impacted us to date and may continue to affect us are outlined in Item 1A. "Risk Factors." Please see "Liquidity and Capital Resources" below for additional discussion surrounding the ongoing impact we expect COVID-19 will have on our liquidity and capital resources
Critical Accounting Policies and Use of Estimates

A summary of our critical accounting policies is set forth in our Annual Report under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates."
Real Estate Owned (and Related Debt)
From time to time we may obtain legal title to the collateral from our loans due to non-performance. This acquisition of real estate is accounted for using the acquisition method under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations." We recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree, if applicable, based on their relative fair values. Once real estate assets have been recorded at fair value they are evaluated for impairment on a quarterly basis. Please refer to "Note 2 – Summary of Significant Accounting Policies," "Note 3 – Fair Value Disclosure," and "Note 5 – Assets and Liabilities Related to Real Estate Owned, Held for Sale” for more information regarding real estate owned and our valuation methodology.
Real estate assets acquired may include land, building, furniture, fixtures and equipment ("FF&E"), and intangible assets. The fair value of land is determined by utilizing the market or sales comparison approach, which compares the property to similar properties in the marketplace. Although we exercise significant judgment to identify similar properties, and may also consult independent third-party valuation experts to assist, our assessment of fair value is subject to uncertainty and sensitive to our selection of comparable properties.
We estimate the fair value of any building and FF&E by the cost approach which measures fair value as the replacement cost of these assets. This approach also requires significant judgment, and our estimate of replacement cost could vary from actual replacements costs.

Once real estate assets have been recorded at fair value, they are evaluated for impairment on a quarterly basis. We consider the following factors when performing our impairment analysis: (i) Management, having the authority to approve the action, commits to a plan to sell the asset; (ii) significant negative industry and economic outlook or trends; (iii) expected material costs necessary to extend the life or operate the real estate asset; and (iv) our ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset for the purpose of assessing impairment, we make certain assumptions including, but not limited to: consideration of projected operating cash flows, intended holding period of the real estate, comparable selling prices and projected cash flows from the eventual disposition of the real estate based upon our estimate of a capitalization rate and discount rate. While we exercise significant judgment in generating our assumptions, the asset’s fair value is subject to uncertainty, as actual operating cash flows and disposition proceeds could differ from those assumed in our valuations. Additionally, the output is sensitive to the assumptions used in calculating any potential impairment.

From time to time, real estate assets are classified as held for sale in the period in which the six criteria under ASC Topic 360, "Property, Plant, and Equipment" are met: (1) we commit to a plan and have the authority to sell the asset; (2) the asset is available for sale in its current condition; (3) we have initiated an active marketing plan to locate a buyer for the asset; (4) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (5) the asset is being actively marketed for sale at a price that is reflective of its current fair value; and (6) we do not anticipate changes to our plans to sell the asset. Once a real estate asset is classified as held for sale, depreciation is no longer recorded, and the asset is reported at the lower of its carrying value or fair value less cost to sell.

We determine the fair value of the real estate asset classified as held for sale using valuation methodologies appropriate to what is included within the disposal group, such as the market or sales comparison approach for land and the cost approach for any building and FF&E. Although we exercise significant judgment in generating the assumptions employed in these methodologies, ultimately, the real estate asset’s fair value is subject to uncertainty, as the actual sales price of the real estate asset could differ from those assumed in our valuations. Further, if it is determined that the asset should be reported at its carrying value, the actual sales price of the real estate asset could also differ from this amount.

Current Expected Credit Losses ("CECL")

We measure and record potential expected credit losses related to our loan portfolio in accordance with the CECL Standard. The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The FASB recognizes the WARM method as an acceptable approach for computing current expected credit losses. We have adopted the WARM method to determine the General CECL Allowance for the majority of loans in our portfolio, applied on a collective basis by assets with similar risk characteristics. If we determine that a borrower or sponsor is experiencing financial difficulty, we will record loan-specific allowances (our Specific CECL Allowance). Please see “Note 2 – Summary of Significant Accounting Policies” and “Note 4 Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net” for further discussion regarding CECL.

General CECL Allowance
There are various significant assumptions required to estimate our General CECL Allowance which include deriving and applying an annual historical loss rate, forecasting and analyzing the impacts of macroeconomic conditions and the timing of expected repayments, satisfactions and future fundings.
We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the first quarter of 2022 provided by a third party, Trepp LLC. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. Selecting these filters requires the use of significant judgment. The historical loss rate, and ultimately General CECL Allowance we calculated, is sensitive to the CMBS dataset that we select.
We adjust our determined annual historical loss rate based on our outlook of the macroeconomic environment, for a reasonable and supportable forecast period—which we have determined to be one year. We determine our expectations for the macroeconomic environment by analyzing various market factors and assess the potential impact on our portfolio. This assessment requires the use of significant judgment in selecting relevant market factors and our expectations of the future macroeconomic environment. The future macroeconomic environment is subject to uncertainty as the actual future macroeconomic environment could vary from our expectations, which will impact our General CECL Allowance.
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

Specific CECL Allowance

When we determine that a borrower or sponsor is experiencing financial difficulty, we evaluate the related loan for loan-specific allowances, under the practical expedient per the guidance. Determining that a borrower or sponsor is experiencing financial difficulty requires the use of significant judgment and can be based on several factors subject to uncertainty. These factors can include, but are not limited to, whether cash from the borrower's operations are sufficient to cover current and future debt service requirements, the borrower’s ability to potentially refinance the loan and other circumstances that can affect the borrower’s ability to satisfy their obligations in accordance the terms of the loan. When utilizing the practical expedient for collateral dependent loans, the loan loss provision is determined as the difference between the fair value of the underlying collateral, adjusted for estimated costs to sell when applicable, and the carrying value of the loan (prior to the loan loss provision), as repayment or satisfaction of a loan is dependent on a sale of the underlying collateral.
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
Refer to "Note 2 - Summary of Significant Accounting Policies" to our consolidated financial statements of our most recent annual report on Form 10-K for the complete listing and description of our significant accounting policies.
Results of Operations
All non-USD denominated assets and liabilities are translated to USD at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Loan Portfolio Overview
The following table sets forth certain information regarding our loan portfolio as of March 31, 2022 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$7,586,554	4.2%	4.8%	$4,582,019	2.3%	$3,004,535
Subordinate loans and other lending assets, net	763,488	7.2%	7.5%	—	—	763,488
Total/Weighted-Average	$8,350,042	4.5%	5.0%	$4,582,019	2.3%	$3,768,023
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of March 31, 2022 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $10.7 million.
(4)    Cost of funds includes weighted average spread and applicable benchmark rates as of March 31, 2022 on secured debt arrangements.
(5)    Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of March 31, 2022 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Hotel	3	10/2019	$327	$46		Y	08/2024	Various, Spain
2	Hotel	3	11/2021	215	24		Y	11/2026	Various, UK/Ireland
3	Hotel	3	04/2018	152	—			04/2023	Honolulu, HI
4	Hotel	3	09/2015	145	—			06/2024	Manhattan, NY
5	Hotel	3	07/2021	140	39			08/2026	Various, US
6	Hotel	3	08/2019	132	—			08/2024	Puglia, Italy
7	Hotel	3	05/2018	115	—			06/2024	Miami, FL

8	Hotel	4	03/2017	106	—			10/2022	Atlanta, GA
9	Hotel	3	10/2021	99	—			11/2026	New Orleans, LA
10	Hotel	3	11/2018	90	—			12/2023	Vail, CO
11	Hotel	3	12/2019	60	—			01/2025	Tucson, AZ
12	Hotel	3	11/2021	78	86	Y		12/2026	St. Thomas, USVI
13	Hotel	3	05/2021	59	2		Y	06/2026	Fort Lauderdale, FL
14	Hotel	3	05/2019	52	—			06/2024	Chicago, IL
15	Hotel	3	10/2021	43	45	Y		10/2026	Lake Como, Italy
16	Hotel	3	12/2015	43	—			08/2024	St. Thomas, USVI
17	Hotel	3	02/2018	27	—			11/2024	Pittsburgh, PA
18	Hotel	3	12/2021	23	33	Y		06/2025	Dublin, Ireland
19	Office	3	02/2020	221	—			02/2025	London, UK
20	Office	3	01/2020	218	71		Y	02/2025	Long Island City, NY
21	Office	3	03/2022	207	58		Y	04/2027	Manhattan, NY
22	Office	3	06/2019	205	15			08/2026	Berlin, Germany
23	Office	3	02/2022	162	—			06/2025	Milan, Italy
24	Office	3	10/2018	187	—			10/2023	Manhattan, NY
25	Office	3	11/2017	129	—			01/2023	Chicago, IL
26	Office(1)	3	12/2017	119	—		Y	07/2022	London, UK
27	Office	3	02/2022	118	483	Y		02/2027	London, UK
28	Office	3	03/2018	86	—		Y	04/2023	Chicago, IL
29	Office	3	12/2019	18	2			04/2022	Edinburgh, Scotland
30	Office	3	11/2021	25	55	Y		11/2025	Milan, Italy
31	Urban Retail	3	08/2019	317	—		Y	09/2024	Manhattan, NY
32	Industrial	3	03/2021	273	—			05/2026	Various, Sweden
33	Residential-for-sale: inventory	3	12/2021	165	50			01/2027	Manhattan, NY
34	Residential-for-sale: construction	3	12/2018	114	65	Y	Y	12/2023	Manhattan, NY
35	Residential-for-sale: inventory	3	12/2021	53	—		Y	01/2026	Hallandale Beach, FL
36	Residential-for-sale: inventory	3	12/2019	69	9		Y	11/2025	Boston, MA
37	Residential-for-sale: inventory	3	01/2018	15	2		Y	01/2023	Manhattan, NY
38	Residential-for-sale: inventory	3	06/2018	5	—		Y	07/2022	Manhattan, NY
39	Residential-for-rent	3	12/2021	230	18			12/2026	Various, UK
40	Residential-for-rent	3	05/2021	82	—		Y	05/2026	Cleveland, OH
41	Residential-for-rent	3	04/2014	60	—			07/2023	Various
42	Residential-for-rent	3	11/2014	50	—			06/2023	Various, US
43	Residential-for-rent	3	02/2020	50	—			06/2022	Cleveland, OH
44	Portfolio(2)	3	06/2021	264	23			06/2026	Various, Germany
45	Parking Garages	3	05/2021	270	5			05/2026	Various, US
46	Healthcare	3	03/2022	374	—			03/2027	Various, MA
47	Healthcare	3	10/2019	212	—			10/2024	Various, UK
48	Caravan Parks	3	02/2021	215	—			02/2028	Various, UK
49	Multifamily Development(3)	5	03/2017	180	—			07/2022	Brooklyn, NY
50	Urban Predevelopment(3)	5	01/2016	123	—			09/2022	Miami, FL
51	Retail center	3	10/2021	403	—			10/2026	Various, UK
52	Retail center(3)	5	11/2014	105	—			09/2022	Cincinnati, OH
53	Mixed Use	3	12/2019	186	627	Y	Y	06/2025	London, UK
54	Mixed Use	3	03/2022	134	42		Y	03/2027	Brooklyn, NY
55	Mixed Use	3	12/2019	53	—			12/2024	London, UK
	General CECL Allowance			(16)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.1		$7,587	$1,800			3.2 Years

Subordinate Loan and Other Lending Assets Portfolio

#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential-for-sale: inventory(4)	3	06/2015	$242	$—		Y	05/2022	Manhattan, NY
2	Residential-for-sale: inventory(4)	3	05/2020	179	—		Y	05/2022	Manhattan, NY
3	Residential-for-sale: inventory(3)(4)	5	11/2017	52	—		Y	05/2022	Manhattan, NY
4	Office	3	01/2019	100	—			12/2025	Manhattan, NY
5	Office	3	07/2013	14	—			07/2022	Manhattan, NY
6	Office	3	08/2017	8	—			09/2024	Troy, MI
7	Mixed Use	3	02/2019	39	—			06/2022	London, UK
8	Mixed Use	3	07/2012	7	—			08/2022	Chapel Hill, NC
9	Healthcare(5)	3	07/2019	51	—		Y	06/2024	Various, US
10	Hotel	3	06/2015	24	—			07/2025	Phoenix, AZ
11	Hotel	3	06/2018	20	—			06/2023	Las Vegas, NV
12	Industrial	2	05/2013	32	—			05/2023	Various, US
	General CECL Allowance			(5)
	Subtotal / Weighted-Average Subordinate Loans and Other Lending Assets	3.1		$763	$—			0.9 Years

	Total / Weighted-Average Loan Portfolio	3.1		$8,350	$1,800			3.0 Years
———————
(1)Includes $26.3 million of a subordinate participation sold accounted for as secured borrowing.
(2)Includes portfolio of office, industrial, and retail property types.
(3)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(4)Loans are secured by the same property.
(5)Single Asset, Single Borrower CMBS.

Our average asset and debt balances for the three months ended March 31, 2022 were ($ in thousands):

	Average month-end balances for the three months ended March 31, 2022
Description	Assets	Related debt
Commercial mortgage loans, net	$7,263,212	$4,271,453
Subordinate loans and other lending assets, net	801,698	—
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
Investment Activity
During the three months ended March 31, 2022, we committed $1.8 billion of capital to loans ($1.2 billion was funded at closing). In addition, during the three months ended March 31, 2022, we received $0.7 billion in repayments and funded $0.1 billion for commitments closed prior to 2022.
Net Income Available to Common Stockholders
For the three months ended March 31, 2022 and 2021, our net income available to common stockholders was $12.2 million, or $0.08 per diluted share of common stock, and $55.0 million, or $0.37 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to both the same period in the previous year and the most recently reported period ($ in thousands):

	Three months ended		Q1'22 vs. Q4'21
	March 31, 2022	December 31, 2021
Net interest income:
Interest income from commercial mortgage loans	$84,424	$85,595	$(1,171)
Interest income from subordinate loans and other lending assets	15,835	18,343	(2,508)
Interest expense	(45,118)	(44,730)	(388)
Net interest income	55,141	59,208	(4,067)
Operations related to real estate owned:
Revenue from real estate owned operations	9,040	11,647	(2,607)
Operating expenses related to real estate owned	(9,652)	(11,015)	1,363
Depreciation and amortization on real estate owned	(704)	(1,097)	393
Net loss related to real estate owned	(1,316)	(465)	(851)
Operating expenses:
General and administrative expenses	(7,187)	(8,610)	1,423
Management fees to related party	(9,354)	(9,773)	419
Total operating expenses	(16,541)	(18,383)	1,842
Other income	—	34	(34)
Realized loss on investments	—	(767)	767
Provision for loan losses - Specific CECL Allowance, net	(30,000)	—	(30,000)
Reversal of (provision for) loan losses - General CECL Allowance, net	11,389	(1,817)	13,206
Gain on foreign currency forward contracts	22,762	2,021	20,741
Foreign currency translation loss	(32,518)	(3,879)	(28,639)
Gain on interest rate hedging instruments	6,321	1,143	5,178
Net income	$15,238	$37,095	$(21,857)

Net Interest Income
Net interest income decreased by $4.1 million during the three months ended March 31, 2022 compared to the three months ended December 31, 2021. Decrease in interest income on subordinate loans primarily relates to a $60.9 million decrease in our average outstanding loan balance, excluding loans on non-accrual, during the three months ended March 31, 2022. The decrease in our commercial mortgage interest is primarily due to the repayment of a loan with an amortized cost basis as of December 31, 2021 of £260.7 million ($352.8 million assuming conversion into USD) which was accruing default interest.
Operations Related to Real Estate Owned
In 2017, we originated a $20.0 million junior mezzanine loan which was subordinate to: (i) a $110.0 million mortgage loan, and (ii) a $24.5 million senior mezzanine loan, secured by a full-service luxury hotel in Washington, D.C. On May 24, 2021, we acquired legal title to the hotel through a deed-in-lieu of foreclosure and the criteria for held-for-sale classification in ASC Topic 360, "Property, Plant, and Equipment" were not met. The assets and liabilities related to the hotel were assumed at their estimated fair value at acquisition and presented net of accumulated depreciation and impairment charges. As of March 1, 2022 the related assets and liabilities were transferred to assets and liabilities related to real estate owned, held for sale, as due to our marketing efforts on the property, as well as other developments, it now met the criteria for held for sale. Results of operations from the hotel are comprised of operating revenue, expenses and real estate asset depreciation. As of March 1, 2022, we ceased recording depreciation on the building and furniture, fixtures, and equipment on the condensed consolidated statement of operations. The loss from hotel operations increased by $0.9 million during the three months ended March 31, 2022 compared to the three months ended December 31, 2021, which was primarily related to a new variant of COVID-19 during the first quarter of 2022.
Refer to "Note 5 - Assets and Liabilities Related to Real Estate Owned, Held for Sale" for more information related to our impairment and realized losses on real estate owned.
Operating Expenses
General and administrative expenses
General and administrative expenses decreased by $1.4 million for the three months ended March 31, 2022 compared to the three months ended December 31, 2021. The decrease was primarily driven by the $1.3 million one time expense during the three months ended December 31, 2021 of arrangement fees related to the Term Loan modification as discussed in "Note 8 - Senior Secured Term Loans, Net".
Management fees to related party
Management fee expense is in line for the three months ended March 31, 2022 compared to three months ended December 31, 2021.
Other income
Other income is in line for the three months ended March 31, 2022 compared to three months ended December 31, 2021.
Realized loss on investments and provision for loan losses - Specific CECL Allowance, net
As of March 31, 2022, sales velocity on the underlying property lagged behind the borrower's business plan and management's expectations. Based on this information, we deemed the borrower to be experiencing financial difficulty and accordingly recorded a $30.0 million of Specific CECL Allowance on the Junior Mezzanine B Loan.
During the fourth quarter of 2021, we sold our interest in a subordinate loan secured by a mixed-use property with an outstanding principal of $41.9 million. We recorded a realized loss of approximately $0.8 million in connection with this sale.

Reversal of (provision for) loan losses - General CECL Allowance, net
Our General CECL Allowance decreased by $11.4 million during the three months ended March 31, 2022 compared to a $1.8 million increase during three months ended December 31, 2021. The decrease in General CECL Allowance recorded during 2022 was largely due to changes in expected loan repayment dates as well as portfolio seasoning and an improved macroeconomic outlook, which was partially offset by new loan originations. Comparatively, the $1.8 million increase in General CECL Allowance three months ended December 31, 2021, was driven by new loan originations that were partially offset by portfolio seasoning and accelerated loan repayments.
Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Foreign currency gain (loss) and gain (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When foreign currency gain and (loss) on derivative instruments are evaluated on a combined basis, the net impact for the three months ended March 31, 2022 and December 31, 2021 was $9.8 million and $1.9 million, respectively, of loss. The increase in net loss from the previous quarter primarily represents a timing difference between the valuation on the foreign currency forward contracts, which are valued using spot rates, forward point estimates, and discount factors, and the foreign currency translation calculation which uses only spot rates.
Gain on interest rate hedges
In May 2019, we entered into a $500.0 million senior secured term loan (the "2026 Term Loan"). During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our 2026 Term Loan to 3.50%. During the three months ended March 31, 2022 and December 31, 2021, the interest rate cap had an unrealized gain of $6.3 million and $1.1 million, respectively, as a result of rising interest rates.

Subsequent Events
Refer to "Note 20 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2022.
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

Our current debt obligations consist of $1.9 billion, at face value, of corporate debt and $4.6 billion of asset specific financings. Our corporate debt includes $783.3 million of term loan borrowings, $500.0 million of senior secured notes, and $575.0 million of convertible notes, of which $345.0 million mature in August 2022. Our asset specific financings are generally tied to the underlying loans and we anticipate repayments of $414.3 million of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.
In addition to our debt obligations, as of March 31, 2022, we had $1.8 billion of unfunded loan commitments. We expect that approximately $790.6 million will be funded to existing borrowers in the short term.
We have various sources of liquidity that we are able to use in order to satisfy our short and long term obligations. As of March 31, 2022, we had $215.7 million of cash on hand. As of March 31, 2022 we also held approximately $1.8 billion of unencumbered assets, consisting of $1.1 billion of senior mortgages and $768.2 million of mezzanine loans. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings.
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
We also have interests in two unconsolidated joint ventures, each of which owns underlying properties that secure one of our first mortgage loans, respectively and are accounted for as off-balance-sheet arrangements. The unconsolidated joint ventures were deemed to be Variable Interest Entities ("VIEs"), of which we are not the primary beneficiary. Accordingly, the VIEs are not consolidated in our condensed consolidated financial statements as of March 31, 2022. Our maximum exposure to loss from these commercial mortgage loans is limited to their carrying value, which as of March 31, 2022 was $227.2 million. Although there is risk of loss we have no contractual obligation to fund any additional capital into the joint ventures.
Borrowings Under Various Financing Arrangements
The table below summarizes the outstanding balances and maturities for our various financing arrangements:

	March 31, 2022		December 31, 2021
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured credit facilities	$2,649,353	September 2025	$2,256,646	October 2025
Barclays Private Securitization	1,932,666	February 2026	1,902,684	August 2024
Total Secured debt arrangements	$4,582,019		$4,159,330
Senior secured term loans	$783,250	January 2027	$785,250	January 2027
Senior secured notes	500,000	June 2029	500,000	June 2029
Convertible senior notes	575,000	February 2023	575,000	February 2023
Total Borrowings	$6,440,269		$6,019,580
———————
(1)Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)Maturity dates represent weighted average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
Secured Credit Facilities
In March 2022, through an indirect wholly-owned subsidiary, we entered into the Santander Facility. The Santander Facility allows for €54.0 million ($59.8 million assuming conversion to USD) of maximum borrowings and initially matures in August 2024.
As of March 31, 2022, we had entered into secured debt arrangements with seven secured credit facilities through wholly-owned subsidiaries. Terms under various master repurchase agreements vary by secured credit facility.

Refer to Note 7 - Secured Debt Arrangements, Net of our Condensed Consolidated Financial Statements for additional disclosure regarding our secured credit facilities.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes. The Barclays Private Securitization finances the loans that were previously financed under the Barclays Facility - GBP/EUR. During 2021, we pledged five additional commercial mortgage loans and additional collateral with a total outstanding principal balance as of December 31, 2021 of €237.6 million, £572.7 million, and kr2.6 billion (totaling $1.3 billion assuming conversion into USD). During the first quarter of 2022, we pledged three additional commercial mortgage loans with outstanding principal balances of £134.8 million ($177.1 million assuming conversion into USD) and €157.4 million ($174.2 million assuming conversion into USD), and pledged additional collateral of a financed loan of £78.8 million ($103.5 million assuming conversion into USD) for a total of $454.8 million.
As of March 31, 2022, we had £925.4 million, €448.7 million, and kr2.1 billion ($1.9 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Condensed Consolidated Financial Statements for additional disclosure regarding our Barclays Private Securitization.
Senior Secured Term Loans
In May 2019, we entered into the $500.0 million 2026 Term Loan. During the three months ended March 31, 2022, we repaid $1.3 million of principal related to the 2026 Term Loan. The 2026 Term Loan bears interest at LIBOR plus 2.75%, was issued at a price of 99.5%, and matures in May 2026.
In March 2021, we entered into the $300.0 million 2028 Term Loan. During the three months ended March 31, 2022, we repaid $0.8 million of principal related to the 2028 Term Loan. The 2028 Term Loan bears interest at LIBOR (with a floor of 0.50%) plus 3.50%, was issued at a price of 99.0%, and matures in March 2028.
The outstanding Term Loans principal balance as of March 31, 2022 and 2021 was $783.3 million and $785.3 million, respectively. The Term Loans contain restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. During the fourth quarter of 2021, we modified the financial covenants of the Term Loans which included the following: (i) increased our maximum ratio of total recourse debt to tangible net worth from 3:1 to 4:1; (ii) increased our maximum ratio of total unencumbered assets to total pari-passu indebtedness from 1.25:1 to 2.50:1, and (iii) amended the unencumbered asset definition to include residual repo equity. In conjunction with the modification, we incurred $5.2 million in fees, $3.9 million of which were consent fees paid to borrowers recorded as deferred financing costs and $1.3 million of arrangement fees paid to the Term Loan arranger recorded as general and administrative expenses. We were in compliance with the applicable covenants as of March 31, 2022 and December 31, 2021.
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
As of March 31, 2022, the 2029 Notes had a carrying value of $494.2 million net of deferred financing costs of $5.8 million. The 2029 Notes require that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. We were in compliance with this covenant as of March 31, 2022 and December 31, 2021.
Convertible Senior Notes
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At March 31, 2022, the 2022 Notes had a carrying value of $344.9 million and an unamortized discount of $0.1 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At March 31, 2022, the 2023 Notes had a carrying value of $228.8 million and an unamortized discount of $1.2 million.

Debt Covenants
The guarantees related to our secured debt arrangements contain the following financial covenants: (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017; (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 3.75:1; and (iii) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance is added back to our tangible net worth calculation.
We were in compliance with the covenants under each of our secured debt arrangements at March 31, 2022 and December 31, 2021.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2022	December 31, 2021
Debt to Equity Ratio(1)	2.7	2.4
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
At March 31, 2022, our debt-to-equity ratio was 2.7 and our portfolio was comprised of $7.6 billion of commercial mortgage loans and $0.8 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage.
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
The following table details our dividend activity:

	Three months ended
Dividends declared per share of:	March 31, 2022	March 31, 2021
Common Stock	$0.35	$0.35
Series B Preferred Stock	N/A	0.50
Series B-1 Preferred Stock	0.45	N/A

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
As of March 31, 2022, and December 31, 2021 we had 6,770,393 shares of Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.
Non-GAAP Financial Measures
Distributable Earnings
Beginning in the fourth quarter of 2020 to more appropriately reflect the principal purpose of the measure, "Operating Earnings" was relabeled "Distributable Earnings", a non-GAAP financial measure. The definition continues to be net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items (including depreciation and amortization related to real estate owned) included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Convertible Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Distributable Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors. For three months ended March 31, 2022, our Distributable Earnings were $49.5 million, or $0.35 per share, as compared to $55.6 million, or $0.39 per share, for the same period in the prior year.
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

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three months ended March 31,
	2022	2021
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	140,353,386	170,792,684
Potential shares issued under conversion of the Convertible Notes	—	(28,533,271)
Unvested RSUs	2,571,417	—
Diluted shares - Distributable Earnings	142,924,803	142,259,413

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
As discussed in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net," we recorded an impairment of $0.6 million on our real estate owned, held for sale due to increased costs to sell during the three months ended March 31, 2021.
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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to realized losses and impairments on real estate owned, investments and interest rate swap ($ in thousands):

	Three months ended March 31,
	2022	2021
Net income available to common stockholders	$12,170	$54,950
Adjustments:
Equity-based compensation expense	4,698	4,387
Gain on foreign currency forwards	(22,762)	(9,800)
Foreign currency loss, net	32,518	7,449
Unrealized gain on interest rate cap	(6,321)	(357)
Realized gains (losses) relating to interest income on foreign currency hedges, net	3,684	(620)
Realized gains relating to forward points on foreign currency hedges, net	6,229	6
Amortization of the convertible senior notes related to equity reclassification	—	800
Depreciation and amortization on real estate owned	704	—
Provision for (reversal of) loan losses and impairments	18,611	(1,238)
Realized losses and impairments on real estate owned and investments	—	550
Total adjustments:	37,361	1,177
Distributable Earnings prior to realized losses and impairments on real estate owned, and investments	$49,531	$56,127

Realized losses and impairments on real estate owned and investments	$—	$(550)
Distributable Earnings	$49,531	$55,577
Diluted Distributable Earnings per share prior to realized losses and impairments on real estate owned, and investments	$0.35	$0.39
Diluted Distributable Earnings per share of common stock	$0.35	$0.39
Weighted-average diluted shares - Distributable Earnings	142,924,803	142,259,413

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	March 31, 2022	December 31, 2021
Stockholders' Equity	$2,251,018	$2,294,626
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$2,081,758	$2,125,366
Common Stock	140,541,409	139,894,060
Book value per share	$14.81	$15.19

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2021	$15.19
General CECL Allowance	0.28
Book value per share at December 31, 2021 prior to General CECL Allowance	$15.47
Specific CECL Allowance	(0.22)
Vesting and delivery of RSUs	(0.12)
Net unrealized loss on currency hedges	(0.10)
Adoption of ASU 2020-06	(0.02)
Book value per share at March 31, 2022 prior to General CECL Allowance and depreciation and amortization	$15.01
General CECL Allowance and depreciation and amortization	(0.20)
Book value per share at March 31, 2022	$14.81

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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following March 31, 2022, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase (Decrease) to net interest income (1)(2)	Increase (Decrease) to net interest income (per share) (1)(2)	Increase (Decrease) to net interest income (1)(2)	Increase (Decrease) to net interest income (per share) (1)(2)
USD	$936,550	$(4,188)	$(0.03)	$6,880	$0.05
GBP	686,675	3,300	0.02	(1,528)	(0.01)
SEK	55,057	275	—	(31)	—
EUR	523,869	220	—	—	—
Total:	$2,202,151	$(393)	$(0.01)	$5,321	$0.04
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
During the period ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6. Exhibits and Financial Statement Schedules.

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

Apollo Commercial Real Estate Finance, Inc.

April 25, 2022	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

April 25, 2022	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)