Form 10-Q
period 2022-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2022-07-26
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
9 West 57th Street, 42nd Floor,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2022, there were 140,595,995 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$241,619	$343,106
Commercial mortgage loans, net(1)(2)	8,176,149	7,012,312
Subordinate loans and other lending assets, net(2)	753,711	844,948
Subordinate loan, held for sale	7,500	—
Assets related to real estate owned, held for sale	162,846	—
Derivative assets, net	139,748	16,788
Other assets	71,368	47,753
Real estate owned, net (net of $2,645 accumulated depreciation in 2021)	—	151,788
Total Assets	$9,552,941	$8,416,695
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $10,024 and $9,062 in 2022 and 2021, respectively)	$5,183,837	$4,150,268
Senior secured term loans, net (net of deferred financing costs of $11,294 and $12,734 in 2022 and 2021, respectively)	766,159	768,325
Senior secured notes, net (net of deferred financing costs of $5,555 and $5,949 in 2022 and 2021, respectively)	494,445	494,051
Convertible senior notes, net	573,944	569,979
Accounts payable, accrued expenses and other liabilities(3)	220,100	102,609
Participations sold	24,356	27,064
Payable to related party	9,632	9,773
Liabilities related to real estate owned, held for sale	7,156	—
Total Liabilities	7,279,629	6,122,069
Commitments and Contingencies (see Note 17)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2022 and 2021 (see Note 16)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 140,590,843 and 139,894,060 shares issued and outstanding in 2022 and 2021, respectively	1,406	1,399
Additional paid-in-capital	2,707,872	2,721,042
Accumulated deficit	(436,034)	(427,883)
Total Stockholders’ Equity	2,273,312	2,294,626
Total Liabilities and Stockholders’ Equity	$9,552,941	$8,416,695
———————
(1) Includes $7,222,253 and $5,957,707 pledged as collateral under secured debt arrangements in 2022 and 2021, respectively.
(2) Net of $195,362 and $178,588 CECL Allowances in 2022 and 2021, respectively, comprised of $172,000 and $145,000 Specific CECL Allowance and $23,362 and $33,588 General CECL Allowance, respectively.
(3) Includes $3,999 and $3,106 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2022 and 2021, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net interest income:
Interest income from commercial mortgage loans	$99,386	$82,447	$183,810	$157,803
Interest income from subordinate loans and other lending assets	14,530	31,775	30,365	63,234
Interest expense	(56,529)	(39,737)	(101,647)	(75,401)
Net interest income	$57,387	$74,485	$112,528	$145,636
Revenue from real estate owned operations	18,630	1,374	27,670	1,374
Total net revenue	$76,017	$75,859	$140,198	$147,010
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,518 and $9,216 in 2022 and $4,357 and $8,744 in 2021, respectively)	$(7,130)	$(6,734)	$(14,317)	$(13,674)
Management fees to related party	(9,632)	(9,440)	(18,986)	(18,804)
Operating expenses related to real estate owned	(13,134)	(1,994)	(22,786)	(1,994)
Depreciation and amortization on real estate owned	—	(452)	(704)	(452)
Total operating expenses	$(29,896)	$(18,620)	$(56,793)	$(34,924)
Other income	$68	$17	$68	$109
Realized loss on investments	—	(20,000)	—	(20,000)
Reversal of (provision for) loan losses, net(1)	944	29,586	(17,667)	30,824
Realized losses and impairments on real estate owned	—	—	—	(550)
Foreign currency translation gain (loss)	(84,838)	4,054	(117,356)	(3,395)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $95,053 and $113,195 in 2022 and $(2,021) and $8,481 in 2021, respectively)	105,213	(3,094)	127,975	6,706
Unrealized gain (loss) on interest rate hedging instruments	3,443	(111)	9,764	246
Net income	$70,951	$67,691	$86,189	$126,026
Preferred dividends	(3,068)	(3,385)	(6,136)	(6,770)
Net income available to common stockholders	$67,883	$64,306	$80,053	$119,256
Net income per share of common stock:
Basic	$0.48	$0.45	$0.56	$0.84
Diluted	$0.44	$0.42	$0.55	$0.79
Basic weighted-average shares of common stock outstanding	140,590,843	139,884,060	140,472,771	139,845,178
Diluted weighted-average shares of common stock outstanding	171,698,185	170,832,186	169,006,042	170,812,544
Dividend declared per share of common stock	$0.35	$0.35	$0.70	$0.70

———————
(1) Comprised of $3,000 and $(27,000) Specific CECL Reversals (Allowances) and $(2,056) and $9,333 of General CECL Reversals (Allowances) for the three and six months ended June 30, 2022, respectively. Comprised of $30,000 and $30,000 Specific CECL Reversals and $(414) and $824 of General CECL Reversals (Allowances) for the three and six months ended June 30, 2021, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2022	6,770,393	$68	139,894,060	$1,399	$2,721,042	$(427,883)	$2,294,626
Adoption of ASU 2020-06	—	—	—	—	(15,408)	11,992	(3,416)
Capital increase (decrease) related to Equity Incentive Plan	—	—	647,349	6	(2,280)	—	(2,274)
Net income	—	—	—	—	—	15,238	15,238
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,088)	(50,088)
Balance at March 31, 2022	6,770,393	$68	140,541,409	$1,405	$2,703,354	$(453,809)	$2,251,018
Capital increase related to Equity Incentive Plan	—	—	49,434	1	4,518	—	4,519
Net income	—	—	—	—	—	70,951	70,951
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,108)	(50,108)
Balance at June 30, 2022	6,770,393	$68	140,590,843	$1,406	$2,707,872	$(436,034)	$2,273,312

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2021	6,770,393	$68	139,295,867	$1,393	$2,707,792	$(438,724)	$2,270,529
Capital increase related to Equity Incentive Plan	—	—	553,008	5	103	—	108
Offering costs	—	—	—	—	(40)	—	(40)
Net income	—	—	—	—	—	58,335	58,335
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(49,794)	(49,794)
Balance at March 31, 2021	6,770,393	$68	139,848,875	$1,398	$2,707,855	$(433,568)	$2,275,753
Capital increase related to Equity Incentive Plan	—	—	35,185	1	4,357	—	4,358
Net income	—	—	—	—	—	67,691	67,691
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(49,809)	(49,809)
Balance at June 30, 2021	6,770,393	$68	139,884,060	$1,399	$2,712,212	$(419,071)	$2,294,608

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the six months ended June 30,
	2022	2021
Cash flows provided by operating activities:
Net income	$86,189	$126,026
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(26,819)	(42,991)
Amortization of deferred financing costs	5,511	6,344
Equity-based compensation	9,216	8,744
Provision for (reversal of) loan losses, net	17,667	(30,824)
Foreign currency loss	109,491	2,743
Gain on derivative instruments	(122,959)	(8,727)
Depreciation and amortization on real estate owned	704	452
Realized losses and impairments on investments and real estate owned	—	20,550
Changes in operating assets and liabilities:
Proceeds received from PIK interest	20,141	34,986
Other assets	(6,161)	875
Accounts payable, accrued expenses and other liabilities	6,605	2,923
Payable to related party	(141)	(158)
Net cash provided by operating activities	99,444	120,943
Cash flows used in investing activities:
New funding of commercial mortgage loans	(2,324,370)	(1,322,016)
Add-on funding of commercial mortgage loans	(270,974)	(138,489)
Add-on funding of subordinate loans and other lending assets	(63,120)	(107,716)
Proceeds received from the repayment and sale of commercial mortgage loans	1,044,388	295,914
Proceeds received from the repayment of subordinate loans and other lending assets	129,670	195,551
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	32,732	17,061
Proceeds received from the sale of real estate owned, held for sale	—	42,356
Capital expenditures on real estate assets	(82)	—
Cash received from hotel title assumption	—	4,148
Increase in collateral related to derivative contracts, net	117,380	260
Net cash used in investing activities	(1,334,376)	(1,012,931)
Cash flows provided by financing activities:
Payment of offering costs	—	(40)
Proceeds from secured debt arrangements	2,189,701	987,010
Repayments of secured debt arrangements	(930,660)	(744,570)
Repayments of senior secured term loan principal	(4,000)	(3,250)
Proceeds from issuance of senior secured term loan	—	297,000
Proceeds from issuance of senior secured notes	—	500,000
Repayment of debt related to real estate owned	—	(143,073)
Payment of deferred financing costs	(4,639)	(11,217)
Withholding tax payment upon RSU delivery	(6,972)	(4,278)
Dividends on common stock	(100,359)	(99,741)
Dividends on preferred stock	(6,136)	(6,770)
Net cash provided by financing activities	1,136,935	771,071
Net decrease in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	(97,997)	(120,917)
Less increase in cash classified within assets related to real estate owned, held for sale	(7,304)	—
Net decrease in cash and cash equivalents	(105,301)	(120,917)
Cash and cash equivalents, beginning of period	343,106	325,498
Effects of foreign currency translation on cash and cash equivalents	3,814	—
Cash and cash equivalents, end of period	$241,619	$204,581
Supplemental disclosure of cash flow information:
Interest paid	$89,004	$63,071
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$53,176	$52,635
Change in participation sold	$(2,708)	$20,358
Change in loan proceeds held by servicer	$21,726	$4,853
Deferred financing costs, not yet paid	$—	$3,757
Repayments of PIK on participation sold	$—	$(27,670)
Transfer of subordinate loan to subordinate loan, held for sale	$7,500	$—
Assumption of real estate	$—	$154,300
Assumption of debt related to real estate owned	$—	$(110,073)
Assumption of other assets related to real estate owned	$—	$1,555
Assumption of accounts payable and other liabilities related to real estate owned	$—	$(4,641)
Transfer of assets to assets related to real estate owned, held for sale	$155,542	$—
Transfer of liabilities to liabilities related to real estate owned, held for sale	$7,156	$—
Transfer of subordinate loans to real estate owned	$—	$(45,289)

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to
Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our
Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report"), as filed with the Securities and
Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Risks and Uncertainties
During the first quarter of 2020, there was a global outbreak of a novel coronavirus ("COVID-19"), which was declared by the World Health Organization as a pandemic. The ongoing COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility in financial markets. Although more normalized activities have resumed and there has been improved global economic activity due to global and domestic vaccination efforts, we are not in a position to estimate the ultimate impact COVID-19 and its variants will have on our business and the economy as a whole. Due to various uncertainties, including the rise of new variants that may occur, the severity of such new variants, disparities in vaccination rates and vaccine hesitancy, the ultimate duration of the pandemic, and additional actions that may be taken by governmental authorities, further business risks could arise. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of June 30, 2022. The uncertainty surrounding COVID-19 and its variants may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference London Interbank Offered Rate ("LIBOR") or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. We have loan agreements, debt agreements, and an interest rate cap that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. During the fourth quarter of 2021, we adopted optional expedients per ASU 2020-04 for certain of our commercial mortgage loans and debt agreements denominated in British Pound Sterling ("GBP") and Euro ("EUR") with contracts that reference GBP LIBOR and EUR LIBOR, respectively. As prescribed by the optional expedients within ASU 2020-04, we have accounted for applicable modified contracts that incorporate alternative benchmarks as if they are not substantially different. We will continue to evaluate the possible adoption of any such expedients or exceptions for certain of our commercial mortgage loans and debt agreements denominated in U.S. Dollars.
In March 2022, the FASB issued ASU 2022-02 "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). The intention of ASU 2022-02 is to simplify the guidance surrounding loan modifications and restructurings and to eliminate the accounting guidance related to troubled debt restructurings ("TDR"). The new guidance deviates from TDR guidance as disclosures are now based on whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, a significant payment delay or term extension as opposed to simply a concession. The new guidance requires disclosure by class of financing receivables, of the types of modifications, the financial effects of those modifications and the performance of those modified receivables in the last twelve months. Accounting for credit losses under ASC 326 "Financial Instruments—Credit Losses", is also updated to allow entities to use any acceptable method to determine credit losses as a result of modification or restructuring with a borrower experiencing financial difficulty. ASU 2022-02 also requires disclosure of gross write-offs recorded in the current period, on a year-to-date basis, by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. Entities are able to early adopt these amendments and have the ability to early adopt the TDR enhancements separately from the vintage disclosures. We are currently evaluating the impact ASU 2022-02 will have on our consolidated financial statements.
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

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of June 30, 2022 and December 31, 2021 ($ in thousands):

	Fair Value as of June 30, 2022				Fair Value as of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$128,535	$—	$128,535	$—	$15,340	$—	$15,340
Interest rate cap asset	—	11,213	—	11,213	—	1,448	—	1,448
Total financial instruments	$—	$139,748	$—	$139,748	$—	$16,788	$—	$16,788
Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at June 30, 2022 and December 31, 2021 ($ in thousands):

Loan Type	June 30, 2022	December 31, 2021
Commercial mortgage loans, net(1)	$8,176,149	$7,012,312
Subordinate loans and other lending assets, net	753,711	844,948
Subordinate loan, held for sale	7,500	—
Carrying value, net	$8,937,360	$7,857,260
  ———————
(1)Includes $11.0 million and $97.8 million in 2022 and 2021, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 98% floating rate loans, based on amortized cost, as of each of June 30, 2022 and December 31, 2021.
Activity relating to our loan portfolio for the six months ended June 30, 2022 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific CECL Allowance	Carrying Value, Net(2)
December 31, 2021	$8,072,377	$(36,529)	$(145,000)	$7,890,848
New funding of loans	2,326,545	—	—	2,326,545
Add-on loan fundings(3)	334,094	—	—	334,094
Loan repayments and sales	(1,191,375)	—	—	(1,191,375)
Gain (loss) on foreign currency translation	(368,401)	3,714	—	(364,687)
Specific CECL Allowance, net	—	—	(27,000)	(27,000)
Deferred fees and other items	—	(34,907)	—	(34,907)
PIK interest and amortization of fees	11,653	15,551	—	27,204
June 30, 2022	$9,184,893	$(52,171)	$(172,000)	$8,960,722
General CECL Allowance(4)				(23,362)
Carrying value, net				$8,937,360
———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, deferred origination expenses, and the activity of unconsolidated joint ventures.
(2)December 31, 2021 carrying value excludes General CECL Allowance.
(3)Represents fundings committed prior to 2022.
(4)$4.0 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	June 30, 2022	December 31, 2021
Number of loans	67	67
Principal balance	$9,184,893	$8,072,377
Carrying value, net	$8,937,360	$7,857,260
Unfunded loan commitments(1)	$1,711,776	$1,357,122
Weighted-average cash coupon(2)	4.7%	4.5%
Weighted-average remaining fully-extended term(3)	3.0 years	2.9 years
Weighted-average expected term(4)	1.9 years	2.3 years
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
(4)Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated 5 loans.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2022		December 31, 2021
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Hotel	$1,991,936	22.2%	$1,875,439	23.8%
Office	1,808,216	20.2	1,700,779	21.6
Retail Center	1,126,538	12.6	414,740	5.3
Residential-for-sale	886,423	9.9	956,617	12.1
Healthcare	621,800	6.9	316,321	4.0
Residential-for-rent	543,572	6.1	477,569	6.1
Mixed Use	480,677	5.4	269,839	3.4
Urban Retail	353,258	3.9	711,592	9.0
Industrial	335,584	3.7	377,068	4.8
Other(2)	812,718	9.1	790,884	9.9
Total	$8,960,722	100.0%	$7,890,848	100.0%
General CECL Allowance(3)	(23,362)		(33,588)
Carrying value, net	$8,937,360		$7,857,260

(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other property types include parking garages (3.0%), multifamily development (2.5%), caravan parks (2.2%) and urban predevelopment (1.4%) in 2022, and parking garages (3.3%), caravan parks (2.8%), multifamily development (2.2%), and urban predevelopment (1.6%) in 2021.
(3)$4.0 million and $3.1 million of the General CECL Allowance for 2022 and 2021, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2022		December 31, 2021
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,401,638	26.8%	$2,297,286	29.1%
New York City	2,236,508	25.0	2,000,661	25.4

Other Europe(2)	1,506,295	16.8	1,295,870	16.4
Midwest	677,265	7.6	689,274	8.7
Southeast	667,373	7.4	708,920	9.0
West	627,127	7.0	356,097	4.5
Other(3)	844,516	9.4	542,740	6.9
Total	$8,960,722	100.0%	$7,890,848	100.0%
General CECL Allowance(4)	(23,362)		(33,588)
Carrying value, net	$8,937,360		$7,857,260

(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other Europe includes Italy (5.0%), Germany (4.8%), Spain (3.5%), Sweden (2.8%) and Ireland (0.7%) in 2022 and Germany (6.1%), Sweden (3.6%), Spain (3.3%), Italy (2.6%), and Ireland (0.8%) in 2021.
(3)Other includes Northeast (5.5%), Southwest (2.3%), Mid-Atlantic (1.3%) and Other (0.3%) in 2022 and Southwest (3.5%), Mid-Atlantic (1.6%), Northeast (1.5%), and Other (0.3%) in 2021.
(4)$4.0 million and $3.1 million of the General CECL Allowance for 2022 and 2021, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

Risk Rating
We assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan to value ("LTV") ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. This review is performed quarterly. Based on a 5-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

    1.    Very low risk
    2.    Low risk
    3. Moderate/average risk
    4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
    5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss, or an impairment has been recorded

The following tables allocate the carrying value of our loan portfolio based on our internal risk ratings and date of origination at the dates indicated ($ in thousands):

June 30, 2022
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2022	2021	2020	2019	2018	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.4%	—	—	—	—	—	32,000
3	61	8,329,775	92.9%	2,042,260	2,495,867	691,610	1,777,227	502,448	820,363
4	1	220,487	2.5%	—	—	—	—	—	220,487
5	4	378,460	4.2%	—	—	—	—	—	378,460
Total	67	$8,960,722	100.0%	$2,042,260	$2,495,867	$691,610	$1,777,227	$502,448	$1,451,310
General CECL Allowance(1)		(23,362)
Total carrying value, net		$8,937,360

Weighted Average Risk Rating			3.1

December 31, 2021
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2021	2020	2019	2018	2017	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.4%	—	—	—	—	—	32,000
3	62	7,372,081	93.5%	2,622,248	644,404	2,307,948	828,270	389,264	579,947
4	1	81,980	1.0%	—	—	—	—	81,980	—
5	3	404,787	5.1%	—	—	—	—	177,483	227,304
Total	67	$7,890,848	100.0%	$2,622,248	$644,404	$2,307,948	$828,270	$648,727	$839,251
General CECL Allowance(1)		(33,588)
Total carrying value, net		$7,857,260

Weighted Average Risk Rating			3.1
———————
(1)$4.0 million and $3.1 million of the General CECL Allowance for 2022 and 2021, respectively, is excluded from the tables above because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet
CECL
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
The following schedule illustrates the quarterly changes in CECL Allowances for the six months ended June 30, 2022 and 2021, respectively ($ in thousands):

	Specific CECL Allowance(3)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(3)
		Funded	Unfunded	Total		General	Total
December 31, 2021	$145,000	$33,588	$3,106	$36,694	$181,694	0.49%	2.26%
Changes:
Q1 Allowance (Reversals)(1)	30,000	(12,211)	822	(11,389)	18,611
March 31, 2022	$175,000	$21,377	$3,928	$25,305	$200,305	0.32%	2.34%
Changes:
Q2 Allowance (Reversals), net(2)	(3,000)	1,985	71	2,056	(944)
June 30, 2022	$172,000	$23,362	$3,999	$27,361	$199,361	0.33%	2.18%
———————
(1)During the three months ended March 31, 2022, a $30.0 million Specific CECL Allowance was recorded on a subordinate loan secured by an ultra luxury residential-for-sale property in Manhattan, NY. During the three months ended March 31, 2022, the General CECL Allowance decreased by $11.4 million primarily due to changes in expected loan repayment dates, as well as portfolio seasoning, which was partially offset by new loan originations.
(2)During the three months ended June 30, 2022, the $3.0 million net reversal of Specific CECL Allowance was comprised of (i) the reversal of $10.0 million of previously recorded allowance on a loan related to a multifamily development in Brooklyn, NY as a result of market rent growth and value created from development activities and (ii) a $7.0 million allowance recorded on a loan secured by a hotel in Atlanta, GA due to slower than expected recovery from COVID-19. General CECL Allowance increased by $2.1 million due to new loan originations and more adverse macroeconomic outlook, which was partially offset by portfolio seasoning.
(3)Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.

	Specific CECL Allowance(4)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(4)
		Funded	Unfunded	Total		General	Total
December 31, 2020	$175,000	$38,102	$3,365	$41,467	$216,467	0.67%	3.23%
Changes:
Q1 Allowance (Reversals)(1)	—	(1,667)	429	(1,238)	(1,238)
March 31, 2021	$175,000	$36,435	$3,794	$40,229	$215,229	0.62%	3.06%
Changes:
Q2 Allowance (Reversals)(2)	(20,000)	1,764	(1,350)	414	(19,586)
Write-offs(3)	(10,000)	—	—	—	(10,000)
June 30, 2021	$145,000	$38,199	$2,444	$40,643	$185,643	0.57%	2.41%
———————
(1)During the three months ended March 31, 2021 General CECL Allowance decreased by $1.2 million due to portfolio seasoning and accelerated expected loan repayment dates, which was partially offset by new loan originations.
(2)During the three months ended June 30, 2021 there was a reversal of previously recorded Specific CECL Allowance of $20.0 million on a loan related to a multifamily development in Brooklyn, NY due to improved market outlook. General CECL Allowance increased by $0.4 million due to new loan originations, which was partially offset by portfolio seasoning and an improved macroeconomic outlook.
(3)$10.0 million of previously recorded Specific CECL Allowance, on a subordinate hotel loan, was written-off in connection with the assumption of the hotels assets and liabilities. Refer to "Note 5 – Assets and Liabilities Related to Real Estate Owned, Held for Sale" for additional information.
(4)Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.

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

We derived an annual historical loss rate based on a commercial mortgage backed securities ("CMBS") database with historical losses from 1998 through the second quarter of 2022 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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
We have made an accounting policy election to exclude accrued interest receivable ($46.4 million and $41.2 million, as of June 30, 2022 and December 31, 2021, respectively), included in other assets on our condensed consolidated balance sheet, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner.
Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the

General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.
The following schedule sets forth our General CECL Allowance as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Commercial mortgage loans, net	$19,505	$22,554
Subordinate loans and other lending assets, net	3,857	11,034
Unfunded commitments(1)	3,999	3,106
Total General CECL Allowance	$27,361	$36,694
 ———————
(1)The General CECL Allowance on unfunded commitments is recorded as a liability on our condensed consolidated balance sheet within accounts payable, accrued expenses and other liabilities.
Specific CECL Allowance
For collateral-dependent loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in accordance with the CECL Standard in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a Specific CECL Allowance. The Specific CECL Allowance is determined as the difference between the fair value of the underlying collateral and the carrying value of the loan (prior to the Specific CECL Allowance). When the repayment or satisfaction of a loan is dependent on a sale, rather than operations, of the collateral, the fair value is adjusted for the estimated cost to sell the collateral. Collateral-dependent loans evaluated for a Specific CECL Allowance are removed from the General CECL pool. The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. The key unobservable inputs used to determine the fair value of the underlying collateral may vary depending on the information available to us and market conditions as of the valuation date.
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
The following table summarizes our risk rated 4 and 5 loans as of June 30, 2022, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk rating
Mortgage
	Multifamily Development(1)(2)	Brooklyn, NY	$220,487	$—	$220,487	Cost Recovery/ 3/1/2020	4
	Urban Predevelopment(2)(3)	Miami, FL	190,929	68,000	122,929	Cost Recovery/ 3/1/2020	5
	Retail Center(4)(5)	Cincinnati, OH	171,255	67,000	104,255	Cost Recovery/ 10/1/2019	5
	Hotel(6)	Atlanta, GA	106,296	7,000	99,296	Cash Basis/ 5/1/2022	5
Mortgage total:			$688,967	$142,000	$546,967

Mezzanine
	Residential-for-Sale(7)	Manhattan, NY	$81,980	$30,000	$51,980	Cash Basis/ 7/1/2021	5
Mezzanine total:			$81,980	$30,000	$51,980

Total:			$770,947	$172,000	$598,947
———————

(1)During the three months ended June 30, 2022, the previously recorded $10.0 million Specific CECL Allowance was reversed as a result of market rent growth and value created from development activities. The loan remains on cost recovery and the risk rating has been upgraded from a 5 to a 4 as of June 30, 2022.
(2)The fair value of this collateral was determined by assuming rent per square foot ranging from $62 to $215 and a capitalization rate ranging from 5.0% to 5.5%.
(3)In October 2020, we entered a joint venture with CCOF Design Venture, LLC, which owns the underlying properties that secure our $188.2 million first mortgage loan. The entity in which we own an interest, and which owns the underlying properties, was deemed to be a Variable Interest Entity ("VIE") and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. The related profit and loss from the joint venture was immaterial for the three and six months ended June 30, 2022 and 2021.
(4)The fair value of retail collateral was determined by applying a capitalization rate of 8.0%.
(5)In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of the venture’s equity and we contributed 90%. The entity was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. During the three and six months ended June 30, 2022 and 2021, $0.3 million and $0.6 million, respectively and $0.4 million and $0.8 million, respectively of interest paid was applied towards reducing the carrying value of the loan. The related profit and loss from the joint venture was immaterial for the three and six months ended June 30, 2022 and 2021.
(6)The fair value of the hotel collateral was determined by applying a capitalization rate of 9.3% and a discount rate of 11.3%.
(7)The fair value of the residential-for-sale collateral was determined by making certain projections and assumptions with respect to future performance and a discount rate of 10%.
We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. The amortized cost basis for loans on cost recovery was $447.7 million and $404.8 million as of June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2022 and 2021, we received $0.3 million and $0.6 million and $0.4 million and $0.8 million, respectively, in interest that reduced amortized cost under the cost recovery method.
As of June 30, 2022 and December 31, 2021, the amortized cost basis for loans with accrued interest past due 90 or more days was $714.0 million and $757.6 million, respectively. As of June 30, 2022 the amortized cost basis for loans with accrued interest between 30 and 59 days past due was $99.3 million. As of December 31, 2021, there were no loans with interest between 30 and 59 days past due.
We evaluate modifications to our loan portfolio to determine if the modifications constitute a TDR and/or substantial modification, under ASC Topic 310 "Receivables".
We own three mezzanine loans secured by an ultra luxury residential-for-sale property in Manhattan, NY which had an aggregate amortized cost at June 30, 2022 of $513.4 million (inclusive of $142.9 million of payment- in-kind ("PIK") interest) and are secured by the same residential-for-sale property currently under construction in Manhattan, NY. These loans include (i) a $247.1 million senior mezzanine loan ("Senior Mezzanine Loan"), (ii) a $214.3 million junior mezzanine loan ("Junior Mezzanine A Loan"), and (iii) a $52.0 million junior mezzanine (net of a $30.0 million Specific CECL Allowance) ("Junior Mezzanine B Loan" together with the Junior Mezzanine A Loan collectively referred to as "Junior Mezzanine Loan"). During the third quarter of 2021, a vehicle (the "Seller") managed by an affiliate of the Manager transferred its Junior Mezzanine B Loan position to the Company and in connection with this transfer, one of the property’s subordinate capital providers paid the Seller a price representing the Seller’s original principal balance on the Junior Mezzanine B Loan position with the Seller agreeing to forego its accrued interest on the Junior Mezzanine B Loan based on a change in the estimated sales velocity of the collateral.
In conjunction with this transaction, the Company and the subordinate capital provider have agreed to a waterfall sharing arrangement pursuant to which, rather than the Company receiving interest it otherwise would have been entitled to after July 1, 2021 on the Junior Mezzanine Loan, proceeds received from the sale or refinance of the underlying collateral, after repayment to priority lenders under the waterfall, will be shared between the Company and the subordinate capital provider at an agreed upon allocation. As such, we opted to cease accruing interest on the Junior Mezzanine Loan as of July 1, 2021 and will resume doing so when we deem appropriate. As of March 31, 2022, sales velocity on the underlying property lagged behind the borrower's business plan and management's expectations. Based on this information as of March 31, 2022, we deemed the borrower to be experiencing financial difficulty and accordingly changed the risk rating to a 5 and recorded $30.0 million of Specific CECL Allowance on the Junior Mezzanine B Loan. As of June 30, 2022, our amortized cost basis in this loan was $52.0 million, and its risk rating remained as a 5.
In March 2017 we originated a first mortgage secured by a hotel in Atlanta, GA. As of May 1, 2022, due to slower than expected recovery from the COVID-19 pandemic, we ceased accruing interest and will record interest on cash-basis. As of June 30, 2022, we recorded a $7.0 million Specific CECL Allowance and the risk rating was downgraded from a 4 to a 5.
Other Loan and Lending Assets Activity

We recognized PIK interest of $4.5 million and $5.7 million for the three and six months ended June 30, 2022 respectively, and $13.7 million and $30.6 million for the three and six months ended June 30, 2021, respectively.
We recognized $0.3 million and $2.4 million in pre-payment penalties and accelerated fees for the three and six months ended June 30, 2022, respectively. We recognized $0.7 million in pre-payment penalties and accelerated fees for the three and six months ended June 30, 2021.
As of June 30, 2022 and December 31, 2021, our portfolio included other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests. The book value as of June 30, 2022 was $51.1 million, consisting of one interest with a weighted average maturity of 2.0 years and $64.6 million as of December 31, 2021 consisting of two interests with weighted average maturity of 4.5 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. These interests are accounted for as held-to-maturity and recorded at carrying value on our condensed consolidated balance sheet.
In November 2020, the borrower under a £309.2 million commercial mortgage loan ($422.7 million assuming conversion into U.S. Dollars ("USD")), of which we owned £247.5 million ($338.4 million assuming conversion into USD), secured by an urban retail property located in London, United Kingdom, entered into administration triggering an event of default. In accordance with the loan agreement, we were entitled to collect default interest in addition to the contractual interest we had been earning. During the first quarter of 2022, our commercial mortgage loan was fully satisfied and all accrued contractual and default interest was collected.
Held for Sale
Loans are classified as held for sale if there is an intent to sell them in the short-term following the reporting date. Loans classified as held for sale are carried at the lower of amortized cost or fair value less costs to sell, unless the fair value option is elected at origination. Additionally, held for sale loans are not subject to the General CECL Allowance.
Due to our intent to sell, we reclassified one of our subordinate loans to held for sale during the three months ended June 30, 2022. The loan is collateralized by an office property located in Troy, MI, and had an amortized cost of $7.5 million as of June 30, 2022. The loan has a risk rating of 3 as of June 30, 2022.

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
As of March 31, 2021, there was an increase in our expected costs to sell the property, and therefore, we recorded a $0.6 million loss during the three months ended March 31, 2021, as realized losses and impairments on real estate owned in our condensed consolidated statement of operations. During the second quarter of 2021 the property was sold at our cost basis and no additional gain or loss was recorded. The $33.0 million first mortgage was repaid upon the sale of the property.
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
Below are the hotel's assets and liabilities as of June 30, 2022 on our condensed consolidated balance sheet ($ in thousands):

June 30, 2022
Assets:
Cash	$7,304
Land	58,742
Buildings	86,973
Furniture, fixtures, and equipment	8,801
Accumulated depreciation	(3,349)
Other assets	4,375
Total Assets	$162,846
Liabilities:
Accounts payable, accrued expenses and other liabilities	7,156
Total Liabilities	$7,156
Net Real Estate Assets	$155,690
For the three and six months ended June 30, 2022 and 2021, we recorded the operating revenue, expenses and fixed asset depreciation and amortization in our condensed consolidated income statement as shown below ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operations related to real estate owned:
Revenue from operations	$18,630	$1,374	$27,670	$1,374
Operating expenses	(13,134)	(1,994)	(22,786)	(1,994)
Depreciation and amortization	—	(452)	(704)	(452)
Net income (loss) from real estate owned	$5,496	$(1,072)	$4,180	$(1,072)
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	June 30, 2022	December 31, 2021
Interest receivable	$46,387	$41,219
Loan proceeds held by servicer	24,905	3,179
Other(1)	76	3,355
Total	$71,368	$47,753
———————
(1)Includes $3.1 million of other assets from real estate owned at December 31, 2021. Refer to "Note 5 – Assets and Liabilities Related to Real Estate Owned, Held for Sale" for additional information.
Note 7 – Secured Debt Arrangements, Net

At June 30, 2022 and December 31, 2021, our borrowings included the following secured debt arrangements, maturities and weighted-average interest rates ($ in thousands):

June 30, 2022	December 31, 2021

	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan - USD	$1,421,841	$1,224,801	September 2026	$1,344,283	$1,329,923	September 2026
JPMorgan - GBP	78,159	78,159	September 2026	87,497	86,849	September 2026
JPMorgan - EUR	—	—	N/A	68,220	68,220	September 2026
DB - USD	700,000	429,352	March 2023	700,000	259,073	March 2023
Goldman - USD	300,000	152,589	November 2025(3)	300,000	168,231	November 2025(3)
CS Facility - USD	632,360	629,349	August 2026(4)(5)	161,609	148,720	February 2025(4)(5)
HSBC Facility - GBP	367,288	367,288	April 2025	—	—	N/A
HSBC Facility - EUR	273,406	273,406	January 2026(5)	167,756	162,937	July 2022
Barclays - USD	200,000	172,693	June 2026(4)(5)	200,000	32,693	March 2024
Santander - EUR	56,614	50,537	August 2024	—	—	N/A
Total Secured Credit Facilities	4,029,668	3,378,174		3,029,365	2,256,646
Barclays Private Securitization - GBP, EUR, SEK	1,815,687	1,815,687	February 2026(5)	1,902,684	1,902,684	August 2024(5)
Total Secured Debt Arrangements	5,845,355	5,193,861		4,932,049	4,159,330
Less: deferred financing costs	N/A	(10,024)		N/A	(9,062)
Total Secured Debt Arrangements, net(6)(7)(8)	$5,845,355	$5,183,837		$4,932,049	$4,150,268
———————
(1)As of June 30, 2022, GBP, EUR, and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.22, 1.05, and 0.10, respectively. As of December 31, 2021, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.35, 1.14 and 0.11, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Assumes facility enters the amortization period described below.
(4)Assumes financings are extended in line with the underlying loans.
(5)Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(6)Weighted-average borrowing costs as of June 30, 2022 and December 31, 2021 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.11% / GBP: +1.84% / EUR: +1.52% / SEK: +1.50% and USD: +2.00% / GBP: +1.86% / EUR: +1.42%/ SEK: +1.50%, respectively.
(7)Weighted average advance rates based on cost as of June 30, 2022 and December 31, 2021 were 71.9% (68.0% (USD) / 76.6% (GBP) / 74.9% (EUR) / 80.6% (SEK)) and 69.8% (67.1% (USD) / 72.7% (GBP) / 68.9% (EUR) / 80.7% (SEK)), respectively.
(8)As of June 30, 2022 and December 31, 2021, approximately 58% and 50% of the outstanding balance under these secured borrowings were recourse to us.
Each of our existing secured credit facilities include "credit based and other mark-to-market" features. "Credit mark-to-market" provisions in repurchase facilities are designed to keep the lenders' credit exposure generally constant as a percentage of the underlying collateral value of the assets pledged as security to them. If the credit of the underlying collateral value decreases, the amount of leverage available to us will be reduced as our assets are marked-to-market, which would reduce our liquidity. Generally, the lender under the applicable secured debt arrangement calls for and/or sets the valuation and any revaluation of the collateral assets in its sole, good faith discretion. If it is determined (subject to certain conditions) that the market value of the underlying collateral has decreased by more than a defined minimum amount, the lender may require us to provide additional collateral or may make margin calls, which may require us to repay all or a portion of the funds advanced. We closely monitor our liquidity and intend to maintain sufficient liquidity on our condensed consolidated balance sheet in order to meet any margin calls in the event of any significant decreases in asset values. As of June 30, 2022 and December 31, 2021, the weighted average haircut under our secured debt arrangements was approximately 28.1% and 30.2%, respectively. In addition, our existing secured debt arrangements are not entirely term-matched financings and may mature before our commercial real estate debt investments that represent underlying collateral to those financings. We are in frequent dialogue with the lenders under our secured debt arrangements regarding our management of their collateral assets and as we negotiate renewals and extensions of these liabilities, we may experience lower advance rates and higher pricing under the renewed or extended agreements.

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
As of June 30, 2022, we had $1.3 billion, including £64.2 million ($78.2 million assuming conversion into USD) of borrowings outstanding under the JPMorgan Facility secured by certain of our commercial mortgage loans.
DB Facility
In January 2022, through an indirect wholly-owned subsidiary, we entered into a Fourth Amended and Restated Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch, London Branch (the "DB Facility"). The DB Facility allows for $700.0 million in maximum borrowings ($429.4 million drawn at June 30, 2022) for the sale and repurchase of eligible first mortgage loans secured by commercial or residential-for-rent properties, located in the United States, United Kingdom and the European Union, and enables us to elect to receive advances in USD, GBP, or EUR. In March 2022, we exercised our second extension option and extended maturity to March 2023. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2022, we had $429.4 million of borrowings outstanding under the DB Facility secured by certain of our commercial mortgage loans.
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
As of June 30, 2022, we had $152.6 million of borrowings outstanding under the Goldman Facility secured by certain of our commercial mortgage loans.
CS Facility
In July 2018, through an indirect wholly-owned subsidiary, we entered into a Master Repurchase Agreement with Credit Suisse AG, acting through its Cayman Islands Branch and Alpine Securitization Ltd (the "CS Facility"), which provides for advances for the sale and repurchase of eligible commercial mortgage loans secured by real estate. The CS Facility has an "evergreen" feature such that the facility continues unless terminated at any time by Credit Suisse with six months' notice. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2022, we had $629.3 million of borrowings outstanding under the CS Facility secured by certain of our commercial mortgage loans.
HSBC Facility
In July 2019, through an indirect wholly-owned subsidiary, we entered into a secured credit facility with HSBC Bank plc, which provides for asset specific financing (the "HSBC Facility"). The weighted-average fully-extended maturity for the assets financed under the HSBC Facility is August 2025 (January 2026 for EUR portion and April 2025 for GBP portion). Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2022, we had £301.6 million and €260.8 million ($640.7 million assuming conversion into USD) of borrowings outstanding under the HSBC Facility secured by certain of our commercial mortgage loans.
Barclays Facility

In March 2020, through an indirect wholly-owned subsidiary, we entered into a secured credit facility pursuant to a Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility"). The Barclays Facility allows for $200.0 million of maximum borrowings. The weighted-average fully-extended maturity for the assets financed under the Barclays Facility is June 2026. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2022, we had $172.7 million of borrowings outstanding under the Barclays Facility secured by certain of our commercial mortgage loans.
Santander Facility
In March 2022, through an indirect wholly-owned subsidiary, we entered into a secured credit facility with Santander Bank, which provides for a single asset financing (the "Santander Facility"). The Santander Facility allows for €54.0 million ($56.6 million assuming conversion to USD) of maximum borrowings and initially matures in August 2024. Margin calls may occur any time at specified aggregate margin deficit thresholds.
As of June 30, 2022, we had €48.2 million ($50.5 million assuming conversion into USD) of borrowings outstanding under the Santander Facility secured by one commercial mortgage loan.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc, of which Barclays Bank plc retained $782.0 million of senior notes (the "Barclays Private Securitization"). The Barclays Private Securitization finances the loans that were previously financed under a Global Master Repurchase Agreement with Barclays Bank plc (the "Barclays Facility - GBP/EUR"). Commercial mortgage loans currently financed under the Barclays Securitization are denominated in GBP, EUR and SEK.
The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,505,125	$1,485,639
EUR	4	647,913	643,462
SEK	1	253,024	250,429
Total	12	$2,406,062	$2,379,530

	December 31, 2021
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,767,063	$1,748,367
EUR	2	533,164	528,344
SEK	1	286,822	282,555
Total	10	$2,587,049	$2,559,266

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
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of June 30, 2022 ($ in thousands):

	Borrowings outstanding	Fully-Extended Maturity(1)
Total/Weighted-Average GBP	$1,142,881	April 2026
Total/Weighted-Average EUR	470,387	July 2025(2)
Total/Weighted-Average SEK	202,419	May 2026
Total/Weighted-Average Securitization	$1,815,687	February 2026
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheet ($ in thousands):

	June 30, 2022	December 31, 2021
Assets:
Cash	$1,231	$3,456
Commercial mortgage loans, net(1)	2,379,530	2,559,266
Other Assets	36,085	20,765
Total Assets	$2,416,846	$2,583,487
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $2.3 million and $2.0 million in 2022 and 2021, respectively)	$1,813,364	$1,900,640
Accounts payable, accrued expenses and other liabilities(2)	4,760	2,671
Total Liabilities	$1,818,124	$1,903,311
———————
(1)Net of the General CECL Allowance of $6.7 million and $11.8 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $1.7 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net Interest Income:
Interest income from commercial mortgage loans	$27,463	$20,943	$56,177	$37,036
Interest expense	(10,574)	(6,396)	(20,162)	(10,986)
Net interest income	$16,889	$14,547	$36,015	$26,050
Reversal of (provision for) loan losses, net	468	(2,040)	3,809	(5,668)
Foreign currency translation gain (loss)	(41,879)	2,802	(61,508)	1,889
Net Income	$(24,522)	$15,309	$(21,684)	$22,271
As of June 30, 2022, we had £938.5 million, €448.7 million, and kr2.1 billion ($1.8 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
At June 30, 2022, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$182,096	$513,498	$607,365	$—	$1,302,959
DB Facility	429,352	—	—	—	429,352
Goldman Facility	80,847	35,886	35,856	—	152,589
CS Facility	—	162,347	467,002	—	629,349
HSBC Facility	—	490,455	150,240	—	640,695
Barclays Facility	32,693	—	140,000	—	172,693
Santander Facility	—	50,537	—	—	50,537
Barclays Private Securitization	—	530,829	1,284,858	—	1,815,687
Total	$724,988	$1,783,552	$2,685,321	$—	$5,193,861
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at June 30, 2022, as well as the maximum and average month-end balances for the six months ended June 30, 2022 for our borrowings under secured debt arrangements ($ in thousands).

	As of June 30, 2022		For the six months ended June 30, 2022
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,302,960	$2,013,513	$1,467,343	$1,381,513
DB Facility	429,352	633,113	432,455	391,224
Goldman Facility	152,589	250,243	164,607	158,708
CS Facility	629,349	845,782	633,143	451,734
HSBC Facility	640,694	803,321	660,004	385,236
Barclays Facility	172,693	223,618	172,693	79,359
Santander Facility	50,537	66,471	52,222	50,915
Barclays Private Securitization	1,815,687	2,386,192	1,963,837	1,862,220
Total	$5,193,861	$7,222,253
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
We were in compliance with the covenants under each of our secured debt arrangements at June 30, 2022 and December 31, 2021.
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
The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During the three and six months ended June 30, 2022 and 2021, we repaid $1.3 million and $2.5 million of principal related to the 2026 Term Loan, respectively. During the three and six months ended June 30, 2022, we repaid $0.7 million and $1.5 million of principal related to the 2028 Term Loan, respectively. During the three and six months ended June 30, 2021, we repaid $0.7 million of principal related to the 2028 Term Loan.
The following table summarizes the terms of our Term Loans as of June 30, 2022 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Spread	Maturity Date
2026 Term Loan	$485,000	$(1,369)	$(6,990)	$476,641	2.75%	5/15/2026
2028 Term Loan	296,250	(2,428)	(4,304)	289,518	3.50%	3/11/2028
Total	$781,250	$(3,797)	$(11,294)	$766,159
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
The following table summarizes the terms of our Term Loans as of December 31, 2021 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Spread	Maturity Date
2026 Term Loan	$487,500	$(1,548)	$(7,933)	$478,019	2.75%	5/15/2026
2028 Term Loan	297,750	(2,643)	(4,801)	290,306	3.50%	3/11/2028
Total	$785,250	$(4,191)	$(12,734)	$768,325
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
We were in compliance with the covenants under the Term Loans at June 30, 2022 and December 31, 2021.
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
During the three and six months ended June 30, 2022, LIBOR exceeded the cap rate of 0.75%. As such, during the three and six months ended June 30, 2022, we recognized income from the interest rate cap in the amount of $0.2 million which is offsetting interest expense in our condensed consolidated statement of operations. There was no such contra-expense recorded during the three and six months ended June 30, 2021.

Note 9 – Senior Secured Notes, Net
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after offering expenses. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $494.4 million and $494.1 million, net of deferred financing costs of $5.6 million and $5.9 million, as of June 30, 2022 and December 31, 2021, respectively.
Covenants
The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of June 30, 2022 and December 31, 2021, we were in compliance with all covenants.
Note 10 – Convertible Senior Notes, Net
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At June 30, 2022, the 2022 Notes had a carrying value of $344.9 million and an unamortized discount of $0.1 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023

Notes" and, together with the 2022 Notes, the "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At June 30, 2022, the 2023 Notes had a carrying value of $229.0 million and an unamortized discount of $1.0 million.
The following table summarizes the terms of the Convertible Notes as of June 30, 2022 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	4.86%	50.2260	8/23/2022	0.15
2023 Notes	230,000	5.38%	5.85%	48.7187	10/15/2023	1.29
Total	$575,000
The following table summarizes the terms of the Convertible Notes as of December 31, 2021 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	0.64
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	1.79
Total	$575,000
———————
(1)Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital. The effective rate as of June 30, 2022 reflects adoption of ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity".
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

We may not redeem the Convertible Notes prior to maturity except in limited circumstances. The closing price of our common stock on June 30, 2022 of $10.44 was less than the per share conversion price of the Convertible Notes.
On January 1, 2022, we adopted ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity" ("ASU 2020-06"), which no longer require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Prior to the adoption of ASU 2020-06, we attributed $15.4 million of the proceeds to the equity component of the Convertible Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represented the excess proceeds received over the fair value of the liability component of the Convertible Notes at the date of issuance. The equity component of the Convertible Notes had been reflected within additional paid-in capital on our condensed consolidated balance sheet until January 1, 2022 when we adopted ASU 2020-06 through the modified retrospective approach. Upon adoption, we (i) reclassified $12.0 million of previously recorded amortization related to the equity component of the Convertible Notes from retained earnings to additional paid-in-capital and (ii) reclassified the remaining unamortized balance of $3.4 million to additional paid-in-capital, which increased the cost basis of convertible notes and decreased additional paid-in-capital on the condensed consolidated balance sheet.
The aggregate contractual interest expense was approximately $7.2 million and $14.4 million for each of the three and six months ended June 30, 2022 and 2021. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $0.8 million and $1.5 million for the three and six months ended June 30, 2022, as compared to $1.6 million and $3.1 million for the three and six months ended June 30, 2021, respectively.
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
The following table summarizes our non-designated Fx forwards and our interest rate cap as of June 30, 2022:

	June 30, 2022
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	133	1,013,398	GBP	July 2022 - February 2027	2.16
Fx contracts - EUR	116	622,313	EUR	July 2022 - November 2025	1.82
Fx contracts - SEK	21	757,599	SEK	August 2022 - May 2026	3.34
Interest rate cap	1	500,000	USD	June 2023	0.96

The following table summarizes our non-designated Fx forwards and our interest rate cap as of December 31, 2021:

	December 31, 2021
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	125	738,178	GBP	January 2022 - February 2026	2.14
Fx contracts - EUR	90	508,541	EUR	January 2022 - November 2025	1.88
Fx contracts - SEK	20	765,138	SEK	February 2022 - May 2026	3.74
Interest rate cap	1	500,000	USD	June 2023	1.45
We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our derivatives for the six months ended June 30, 2022 and 2021 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2022	2021	2022	2021
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$95,053	$(2,021)	$113,195	$8,481
Forward currency contracts	Realized gain (loss) on derivative instruments	10,160	(1,073)	14,780	(1,775)
Total		$105,213	$(3,094)	$127,975	$6,706
In June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under our senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. The unrealized gain or loss related to the interest rate cap is recorded net under unrealized gain on interest rate hedging instruments in our condensed consolidated statement of operations. During the three and six months ended June 30, 2022, LIBOR exceeded the cap rate of 0.75%. As such, during the three and six months ended June 30, 2022, we recognized income from the interest rate cap in the amount of $0.2 million which is offsetting interest expense in our condensed consolidated statement of operations. There was no such contra-expense recorded during the three and six months ended June 30, 2021. The following table summarizes the amount recognized on our condensed consolidated statements of operations related to our interest rate cap for the six months ended June 30, 2022 and 2021 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location of Gain Recognized in Income	2022	2021	2022	2021
Interest rate cap(1)	Unrealized gain (loss) on interest rate hedging instruments	$3,443	$(111)	$9,764	$246
Total		$3,443	$(111)	$9,764	$246
———————
(1)With a notional amount of $500.0 million at June 30, 2022 and 2021.

The following tables summarize the gross asset and liability amounts related to our derivatives at June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022			December 31, 2021
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in our Condensed Consolidated Balance Sheet
Forward currency contracts	$144,296	$(15,761)	$128,535	$28,781	$(13,441)	$15,340
Interest rate cap	11,213	—	11,213	1,448	—	1,448
Total derivative assets (liabilities)	$155,509	$(15,761)	$139,748	$30,229	$(13,441)	$16,788

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
In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD) interest, at par, in a first mortgage loan collateralized by an office building located in London, United Kingdom that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD). The participation interest sold is subordinate to our remaining £70.7 million ($86.1 million assuming conversion into USD) first mortgage loan and is accounted for as a secured borrowing on our condensed consolidated balance sheet.
During the six months ended June 30, 2022, the participation sold on commercial mortgage loans balance decreased by $2.7 million due to unrealized loss on foreign currency translation.
The table below details participations sold included in our condensed consolidated balance sheet ($ in thousands):

	June 30, 2022	December 31, 2021
Participation sold on commercial mortgage loans	$24,356	$27,064
Total participations sold	$24,356	$27,064
Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	June 30, 2022	December 31, 2021
Collateral held under derivative agreements	$138,800	$21,420
Accrued dividends payable	52,670	52,833
Accrued interest payable	21,386	16,166
Accounts payable and other liabilities(1)	3,245	9,084
General CECL Allowance on unfunded commitments(2)	3,999	3,106
Total	$220,100	$102,609
  ———————
(1)Includes $7.2 million of accounts payable and other liabilities on the balance sheet of the real estate owned at December 31, 2021.
(2)Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of June 30, 2022 and December 31, 2021, respectively.
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
We incurred approximately $9.6 million and $18.9 million in base management fees under the Management Agreement for the three and six months ended June 30, 2022, respectively, as compared to $9.4 million and $18.8 million for the three and six months ended June 30, 2021, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and six months ended June 30, 2022 we paid expenses totaling $1.3 million and $2.2 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $0.7 million and $1.3 million for the three and six months ended June 30, 2021, respectively. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on our condensed consolidated balance sheet at June 30, 2022 and December 31, 2021 is approximately $9.6 million and $9.8 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
Loans receivable
In June 2015, we originated a $20.0 million mezzanine loan secured by pledges of equity interests in the property recorded as real estate owned - held for sale on our condensed consolidated balance sheet at June 30, 2022. The mezzanine loan was subordinate to (i) a $110.0 million mortgage loan, originated by a third party, and (ii) a $24.5 million senior mezzanine loan, originated by an affiliate of the Manager. On May 24, 2021, we purchased the $24.5 million senior mezzanine loan at par from the affiliate and acquired legal title to the hotel through a deed-in-lieu of foreclosure. Refer to "Note 5 – Assets and Liabilities Related to Real Estate Owned, Held for Sale" for additional information.
We own three mezzanine loans, including Junior Mezzanine B Loan, that are secured by the same residential-for-sale property currently under construction in Manhattan, NY. During the third quarter of 2021, the Seller transferred its Junior Mezzanine B Loan position to the Company and in connection with this transfer, one of the property’s subordinate capital providers paid the Seller a price representing the Seller’s original principal balance on the Junior Mezzanine B Loan position with the Seller agreeing to forego its accrued interest on the Junior Mezzanine B Loan. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information.
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
Italian Direct Lending Structure
In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the "AIFM"), an affiliate of the Manager. During the three and six months ended June 30, 2022, the AIF incurred $46,000 in fees payable to the AIFM, which is recorded in payable to related party on our condensed consolidated balance sheet.
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
We recognized stock-based compensation expense of $4.5 million and $9.2 million during the three and six months ended June 30, 2022. We recognized stock-based compensation expense of $4.4 million and $8.7 million during the three and six months ended June 30, 2021 respectively, related to restricted stock and RSU vesting.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the six months ended June 30, 2022:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2021	45,185	2,597,941
Granted	49,434	7,082	$0.8
Vested	(35,185)	(23,089)	N/A
Forfeiture	—	(12,524)	N/A
Outstanding at June 30, 2022	59,434	2,569,410

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2022:

Vesting Year	Restricted Stock	RSU	Total Awards
2022	3,332	1,237,368	1,240,700
2023	52,768	886,145	938,913
2024	3,334	443,536	446,870
2025	—	2,361	2,361
Total	59,434	2,569,410	2,628,844

At June 30, 2022, we had unrecognized compensation expense of approximately $0.8 million and $29.7 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above.
RSU Deliveries
During the six months ended June 30, 2022 and 2021 we delivered 647,349 and 553,008 shares of common stock for 1,136,525 and 953,397 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $7.0 million and $4.3 million for the six months ended June 30, 2022 and 2021 respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.
Note 16 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2022, 140,590,843 shares of common stock were issued and outstanding, and 6,770,393 shares of 7.25% Series B-1 Preferred Stock were issued and outstanding.

Dividends. The following table details our dividend activity:

	Three months ended June 30,		Six months ended June 30,
Dividends declared per share of:	2022	2021	2022	2021
Common Stock	$0.35	$0.35	$0.70	$0.70
Series B Preferred Stock	N/A	0.50	N/A	1.00
Series B-1 Preferred Stock	0.45	N/A	0.90	N/A
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
Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. We believe the claims in this action are without merit, including as barred by the dismissal of the Apollo Action. The defendants filed a motion to dismiss, which currently is pending. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Loan Commitments. As described in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at June 30, 2022, we had $1.7 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.8 years weighted average tenor of these loans.
COVID-19. The COVID-19 pandemic has brought forth uncertainty and disruption to the global economy. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and its new variants, the success of actions taken to contain or treat the pandemic, including vaccination and other treatments, disparities in vaccination rates and vaccine hesitancy, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic, including the continued impact and uncertainty resulting from COVID-19 variants, could materially disrupt our business operations and impact our financial performance.
As of June 30, 2022, we have not recorded any contingencies on our condensed consolidated balance sheet related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to "Note 2 - Summary of Significant Accounting Policies" for further discussion regarding COVID-19.
Note 18 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheet at June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$241,619	$241,619	$343,106	$343,106
Commercial mortgage loans, net	8,176,149	8,136,674	7,012,312	6,945,038
Subordinate loans and other lending assets, net(1)	753,711	748,812	844,948	725,906
Subordinate loan held-for-sale	7,500	7,500	—	—
Secured debt arrangements, net	(5,183,837)	(5,183,837)	(4,150,268)	(4,150,268)
Senior secured term loans, net	(766,159)	(743,198)	(768,325)	(782,995)

Senior secured notes, net	(494,445)	(374,200)	(494,051)	(489,175)
2022 Notes	(344,899)	(344,600)	(343,117)	(347,552)
2023 Notes	(228,991)	(231,150)	(226,862)	(231,150)
Participations sold	(24,356)	(24,596)	(27,064)	(27,064)
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

The table below presents the computation of basic and diluted net income per share of common stock for the three and six months ended June 30, 2022 and 2021 ($ in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic Earnings
Net income	$70,951	$67,691	$86,189	$126,026
Less: Preferred dividends	(3,068)	(3,385)	(6,136)	(6,770)
Net income available to common stockholders	$67,883	$64,306	$80,053	$119,256
Less: Dividends on participating securities	(901)	(849)	(1,800)	(1,697)
Basic Earnings	$66,982	$63,457	$78,253	$117,559

Diluted Earnings
Basic Earnings	$66,982	$63,457	$78,253	$117,559
Add: Dividends on participating securities	901	849	—	1,697
Add: Interest expense on Convertible Notes	7,464	8,261	14,924	16,506
Diluted Earnings	$75,347	$72,567	$93,177	$135,762

Number of Shares:
Basic weighted-average shares of common stock outstanding	140,590,843	139,884,060	140,472,771	139,845,178
Diluted weighted-average shares of common stock outstanding	171,698,185	170,832,186	169,006,042	170,812,544

Earnings Per Share Attributable to Common Stockholders
Basic	$0.48	$0.45	$0.56	$0.84
Diluted	$0.44	$0.42	$0.55	$0.79
The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Convertible Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and six months ended June 30, 2022 and 2021 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
For the three months ended June 30, 2022, 2,574,071 weighted-average unvested RSUs were included in the calculation of diluted net income per share because the effect was dilutive. For the six months ended June 30, 2022, 2,738,424 weighted-average unvested RSUs were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the three and six months ended June 30, 2021, 2,414,855 and 2,434,095 weighted-average unvested RSUs were included in the dilutive earnings per share denominator, respectively.
Note 20 – Subsequent Events
Subsequent to the quarter ended June 30, 2022, the following events took place:
Investment activity: We funded approximately $58.1 million for previously closed loans.
Loan Repayments: We received approximately $62.0 million from loan repayments, including the $50.3 million full repayment of a loan secured by a multifamily property in Cleveland, Ohio and the $9.2 million full repayment of a loan secured by a residential-for-sale property located in New York City.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Refer to "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and our Annual Report. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a Maryland corporation and have elected to be taxed as a REIT for U.S. federal income tax purposes. We primarily originate, acquire, invest in and manage performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments. These asset classes are referred to as our target assets.
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $512.8 billion as of March 31, 2022.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Current Market Conditions

During the first quarter of 2020, there was a global outbreak of COVID-19, which was declared by the World Health Organization as a pandemic. The ongoing COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility in financial markets. Although more normalized activities have resumed, we are not in a position to estimate the ultimate impact COVID-19 and its variants will have on our business and the economy as a whole. We cannot predict the potential impact related to both known and unknown risks, including the rise of new variants that may occur, the severity of such new variants, disparities in vaccination rates and vaccine hesitancy, the ultimate duration of the pandemic, and additional actions that may be taken by governmental authorities. The effects of COVID-19 have adversely impacted the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully. Some of the factors that impacted us to date and may continue to affect us are outlined in Item 1A. "Risk Factors." Refer to "Liquidity and Capital Resources" below for additional discussion surrounding the ongoing impact we expect COVID-19 will have on our liquidity and capital resources
Critical Accounting Policies and Use of Estimates

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

Current Expected Credit Losses ("CECL")

We measure and record potential expected credit losses related to our loan portfolio in accordance with the CECL Standard. The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The FASB recognizes the WARM method as an acceptable approach for computing current expected credit losses. We have adopted the WARM method to determine the General CECL Allowance for the majority of loans in our portfolio, applied on a collective basis by assets with similar risk characteristics. If we determine that a borrower or sponsor is experiencing financial difficulty, we will record loan-specific allowances (our Specific CECL Allowance). Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 4 Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net” for further discussion regarding CECL.
General CECL Allowance
There are various significant assumptions required to estimate our General CECL Allowance which include deriving and applying an annual historical loss rate, forecasting and analyzing the impacts of macroeconomic conditions and the timing of expected repayments, satisfactions and future fundings.
We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the second quarter of 2022 provided by a third party, Trepp LLC. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. Selecting these filters requires the use of significant judgment. The historical loss rate, and ultimately General CECL Allowance we calculated, is sensitive to the CMBS dataset that we select.
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
Specific CECL Allowance
When we determine that a borrower or sponsor is experiencing financial difficulty, we evaluate the related loan for loan-specific allowances, under the practical expedient per the guidance. Determining that a borrower or sponsor is experiencing financial difficulty requires the use of significant judgment and can be based on several factors subject to uncertainty. These factors can include, but are not limited to, whether cash from the borrower's operations are sufficient to cover current and future debt service requirements, the borrower’s ability to potentially refinance the loan, and other circumstances that can affect the borrower’s ability to satisfy their obligations in accordance the terms of the loan. When utilizing the practical expedient for collateral dependent loans, the loan loss provision is determined as the difference between the fair value of the underlying collateral, adjusted for estimated costs to sell when applicable, and the carrying value of the loan (prior to the loan loss provision), as repayment or satisfaction of a loan is dependent on a sale of the underlying collateral. Collateral-dependent loans evaluated for a Specific CECL Allowance are removed from the General CECL pool.
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
Loan Portfolio Overview
The following table sets forth certain information regarding our loan portfolio as of June 30, 2022 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at carrying value(5)
Commercial mortgage loans, net	$8,176,149	4.5%	4.9%	$5,193,861	2.9%	$2,982,288
Subordinate loans and other lending assets, net	753,711	6.8%	7.2%	—	—	753,711
Subordinate loan, held for sale	7,500	11.0%	11.7%	—	—	7,500
Total/Weighted-Average	$8,937,360	4.7%	5.1%	$5,193,861	2.9%	$3,743,499
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of June 30, 2022 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $10.0 million.
(4)    Cost of funds includes weighted average spread and applicable benchmark rates as of June 30, 2022 on secured debt arrangements.
(5)    Represents loan portfolio at carrying value less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of June 30, 2022 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Hotel	3	10/2019	$318	$38		Y	08/2024	Various, Spain
2	Hotel	3	11/2021	204	23		Y	11/2026	Various, UK/Ireland
3	Hotel	3	05/2022	178	25		Y	06/2027	Napa Valley, CA
4	Hotel	3	04/2018	152	—			04/2023	Honolulu, HI
5	Hotel	3	09/2015	146	—			06/2024	Manhattan, NY
6	Hotel	3	07/2021	140	39			08/2026	Various, US
7	Hotel	3	08/2019	125	—			08/2024	Puglia, Italy
8	Hotel(3)	5	03/2017	99	—			10/2022	Atlanta, GA
9	Hotel	3	10/2021	99	—			11/2026	New Orleans, LA
10	Hotel	3	11/2021	97	66	Y		12/2026	St. Thomas, USVI
11	Hotel	3	11/2018	90	—			12/2023	Vail, CO
12	Hotel	3	12/2019	60	—			01/2025	Tucson, AZ
13	Hotel	3	05/2021	59	2		Y	06/2026	Fort Lauderdale, FL
14	Hotel	3	05/2019	52	—			06/2024	Chicago, IL
15	Hotel	3	12/2015	43	—			08/2024	St. Thomas, USVI
16	Hotel	3	10/2021	41	43			10/2026	Lake Como, Italy
17	Hotel	3	02/2018	27	—			11/2024	Pittsburgh, PA
18	Hotel	3	12/2021	22	30			06/2025	Dublin, Ireland
19	Office	3	01/2020	222	67		Y	02/2025	Long Island City, NY
20	Office	3	03/2022	209	56		Y	04/2027	Manhattan, NY
21	Office	3	02/2020	205	—			02/2025	London, UK
22	Office	3	06/2019	195	14			08/2026	Berlin, Germany
23	Office	3	02/2022	154	—			06/2025	Milan, Italy
24	Office	3	11/2017	125	—			01/2023	Chicago, IL
25	Office	3	02/2022	119	439	Y		02/2027	London, UK
26	Office(1)	3	12/2017	110	—		Y	07/2022	London, UK

27	Office	3	06/2022	108	—			06/2025	Rome, Italy
28	Office	3	03/2018	86	—		Y	10/2022	Chicago, IL
29	Office	3	11/2021	24	52	Y		11/2025	Milan, Italy
30	Retail center	3	04/2022	454	37			04/2027	United Kingdom
31	Retail center	3	10/2021	394	—			10/2026	Various, UK
32	Retail center	3	05/2022	173	—			06/2027	Various, US
33	Retail center(3)	5	11/2014	104	—			09/2023	Cincinnati, OH
34	Healthcare	3	03/2022	374	—			03/2027	Various, MA
35	Healthcare	3	10/2019	196	—			10/2024	Various, UK
36	Residential-for-rent	3	12/2021	213	16			12/2026	Various, UK
37	Residential-for-rent	3	05/2022	89	4			06/2027	Manhattan, NY
38	Residential-for-rent	3	05/2021	82	—		Y	05/2026	Cleveland, OH
39	Residential-for-rent	3	04/2014	60	—			07/2023	Various
40	Residential-for-rent	3	11/2014	50	—			06/2023	Various, US
41	Residential-for-rent	3	02/2020	50	—			07/2022	Cleveland, OH
42	Mixed Use	3	12/2019	237	518	Y	Y	06/2025	London, UK
43	Mixed Use	3	03/2022	134	42		Y	03/2027	Brooklyn, NY
44	Mixed Use	3	06/2022	49	77	Y	Y	06/2026	London, UK
45	Mixed Use	3	12/2019	43	—			09/2023	London, UK
46	Residential-for-sale: inventory	3	12/2021	130	39			01/2027	Manhattan, NY
47	Residential-for-sale: inventory	3	12/2018	127	52		Y	12/2023	Manhattan, NY
48	Residential-for-sale: inventory	3	12/2019	66	7		Y	11/2025	Boston, MA
49	Residential-for-sale: inventory	3	12/2021	40	—		Y	01/2026	Hallandale Beach, FL
50	Residential-for-sale: inventory	3	01/2018	9	—		Y	01/2023	Manhattan, NY
51	Urban Retail	3	08/2019	318	—		Y	09/2024	Manhattan, NY
52	Parking Garages	3	05/2021	270	5			05/2026	Various, US
53	Industrial	3	03/2021	251	—			05/2026	Various, Sweden
54	Portfolio(2)	3	06/2021	231	21			06/2026	Various, Germany
55	Multifamily development	4	03/2017	220	—	Y		07/2022	Brooklyn, NY
56	Caravan Parks	3	02/2021	199	—			02/2028	Various, UK
57	Urban Predevelopment(3)	5	01/2016	123	—			09/2023	Miami, FL
	General CECL Allowance			(19)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.1		$8,176	$1,712			3.2 Years

Subordinate Loan and Other Lending Assets Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential-for-sale: inventory(4)	3	06/2015	$247	$—		Y	07/2022	Manhattan, NY
2	Residential-for-sale: inventory(4)	3	05/2020	214	—		Y	07/2022	Manhattan, NY
3	Residential-for-sale: inventory(3)(4)	5	11/2017	52	—		Y	07/2022	Manhattan, NY
4	Office	3	01/2019	100	—			12/2025	Manhattan, NY
5	Healthcare(5)	3	07/2019	51	—		Y	06/2024	Various, US
6	Hotel	3	06/2015	24	—			07/2025	Phoenix, AZ
7	Hotel	3	06/2018	20	—			06/2023	Las Vegas, NV
8	Industrial	2	05/2013	32	—			05/2023	Various, US
9	Mixed Use	3	02/2019	17	—			08/2022	London, UK
	General CECL Allowance			(4)
	Subtotal / Weighted-Average Subordinate Loans and Other Lending Assets	3.1		$753	$—			0.8 Years

Subordinate Loan Held For Sale
10	Office	3	08/2017	$8	$—			09/2024	Troy, MI

Subtotal / Weighted-Average Subordinate Loans Held For Sale	3.0	$8	$—	2.2 Years
Total / Weighted-Average Loan Portfolio	3.1	$8,937	$1,712	3.1 Years
———————
(1)Includes $24.4 million of a subordinate participation sold accounted for as secured borrowing.
(2)Includes portfolio of office, industrial, and retail property types.
(3)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(4)Loans are secured by the same property.
(5)Single Asset, Single Borrower CMBS.

Our average asset and debt balances for the six months ended June 30, 2022 were ($ in thousands):

	Average month-end balances for the six months ended June 30, 2022
Description	Assets	Related debt
Commercial mortgage loans, net	$7,815,239	$4,760,910
Subordinate loans and other lending assets, net	796,836	—
Subordinate loans, held for sale	7,500	—
Portfolio Management
Due to the impact of COVID-19, some of our borrowers have experienced challenges which have prevented the execution of their business plans and in some cases, resulted in temporary closures. As a result, we have worked with borrowers to execute loan modifications which are typically coupled with additional equity contributions from borrowers. Loan modifications to date have included repurposing of reserves, temporary deferrals of interest or principal, and partial deferral of coupon interest as payment-in-kind interest.
Investment Activity
During the six months ended June 30, 2022, we committed $3.1 billion of capital to loans ($2.3 billion was funded at closing). In addition, during the six months ended June 30, 2022, we received $1.2 billion in repayments and funded $0.3 billion for commitments closed prior to 2022.
Net Income Available to Common Stockholders
For the six months ended June 30, 2022 and 2021, our net income available to common stockholders was $80.1 million, or $0.55 per diluted share of common stock, and $119.3 million, or $0.79 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to both the same period in the previous year and the most recently reported period ($ in thousands):

	Three months ended		Q2'22 vs. Q1'22
	June 30, 2022	March 31, 2022
Net interest income:
Interest income from commercial mortgage loans	$99,386	$84,424	$14,962
Interest income from subordinate loans and other lending assets	14,530	15,835	(1,305)
Interest expense	(56,529)	(45,118)	(11,411)
Net interest income	57,387	55,141	2,246
Operations related to real estate owned:
Revenue from real estate owned operations	18,630	9,040	9,590
Operating expenses related to real estate owned	(13,134)	(9,652)	(3,482)
Depreciation and amortization on real estate owned	—	(704)	704
Net income (loss) related to real estate owned	5,496	(1,316)	6,812
Operating expenses:
General and administrative expenses	(7,130)	(7,187)	57
Management fees to related party	(9,632)	(9,354)	(278)
Total operating expenses	(16,762)	(16,541)	(221)
Other income	68	—	68
Reversal of (provision for) loan losses - Specific CECL Allowance, net	3,000	(30,000)	33,000
Reversal of (provision for) loan losses - General CECL Allowance, net	(2,056)	11,389	(13,445)
Gain on foreign currency forward contracts	105,213	22,762	82,451
Foreign currency translation loss	(84,838)	(32,518)	(52,320)
Gain on interest rate hedging instruments	3,443	6,321	(2,878)
Net income	$70,951	$15,238	$55,713

Net Interest Income
Net interest income increased by $2.2 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022. The increase was primarily due to i) an increase in weighted average outstanding principal of our loans and other lending assets by $1.1 billion for three months ended June 30, 2022 as compared to the three months ended March 31, 2022, and ii) higher average index rates in the current period: average U.S. LIBOR increased by 0.77% and average Daily SONIA increased by 0.49% from the three months ended March 31, 2022 to three months ended June 30, 2022. This was offset by one of our commercial mortgage loans being put on non-accrual during the three months ended June 30, 2022 as well an increase in interest expense on our debt facilities due to i) higher average index rates, as noted above, and ii) an increase in the weighted average balance of our outstanding debt facilities by $0.9 billion for the three months ended June 30, 2022, as compared to three months ended March 31, 2022.
Operations Related to Real Estate Owned
In 2017, we originated a $20.0 million junior mezzanine loan which was subordinate to: (i) a $110.0 million mortgage loan, and (ii) a $24.5 million senior mezzanine loan, secured by a full-service luxury hotel in Washington, D.C. On May 24, 2021, we acquired legal title to the hotel through a deed-in-lieu of foreclosure and the criteria for held-for-sale classification in ASC Topic 360, "Property, Plant, and Equipment" were not met. The assets and liabilities related to the hotel were assumed at their estimated fair value at acquisition and presented net of accumulated depreciation and impairment charges. As of March 1, 2022, the related assets and liabilities were transferred to assets and liabilities related to real estate owned, held for sale, as due to our marketing efforts on the property, as well as other developments, it now met the criteria for held for sale. Results of operations from the hotel are comprised of operating revenue, expenses and real estate asset depreciation. As of March 1, 2022, we ceased recording depreciation on the building and FF&E on the condensed consolidated statement of operations as the property was transferred to held for sale at such date.
The hotel operations generated $5.5 million of net income during the three months ended June 30, 2022 compared to a net loss of $1.3 million during the three months ended March 31, 2022. The improvements in net income from hotel operations primarily relates to the increased hotel occupancy as the area recovered from COVID-19 surges that occurred during the three months ended March 31, 2022. Additionally, there were two months of depreciation expense, amounting to approximately $0.7 million, recorded during the three months ended March 31, 2022 compared to none during the three months ended June 30, 2022 as the property was transferred to held for sale as of March 1, 2022.
Refer to "Note 5 - Assets and Liabilities Related to Real Estate Owned, Held for Sale" for more information related to our impairment and realized losses on real estate owned.
Operating Expenses
General and administrative expenses
General and administrative expenses remained generally the same for the three months ended June 30, 2022 compared to the three months ended March 31, 2022.
Management fees to related party
Management fee expense remained generally the same for the three months ended June 30, 2022 compared to the three months ended March 31, 2022.
Other income
Other income remained generally the same for the three months ended June 30, 2022 compared to the three months ended March 31, 2022.
Reversals of (provision for) loan losses - Specific CECL Allowance, net
Our Specific CECL Allowance decreased by $3.0 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022. We reversed $10.0 million of previously recorded allowance on a loan related to a multifamily development in Brooklyn, NY, due to market rent growth and value created from development activities, which was partially offset by a $7.0 million allowance on a loan secured by a hotel in Atlanta, GA resulting from the hotel having a slower than expected recovery from the COVID-19 pandemic.
During the three months ended March 31, 2022, we recorded a $30.0 million of Specific CECL Allowance on a subordinate loan secured by an ultra luxury residential-for-sale property in Manhattan, NY, as sales velocity lagged behind the borrower's business plan and management's expectations.
Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance.
Reversal of (provision for) loan losses - General CECL Allowance, net
Our General CECL Allowance increased by $2.1 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 as a result of new loan originations and a more adverse macroeconomic outlook, which was partially offset by the seasoning of our portfolio. The General CECL Allowance decreased by $11.4 million during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 primarily due to changes to expected loan repayment dates as well as portfolio seasoning. The decrease during the three months ended March 31, 2022 was partially offset by new loan originations.
Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Foreign currency gain (loss) and gain (loss) on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When gains and losses on foreign currency translation and derivative instruments are evaluated on a combined basis, the net impact for the three months ended June 30, 2022 and March 31, 2022 was $20.4 million gain and $9.8 million loss, respectively.
The increase from the previous quarter represents a timing difference between the valuation on the foreign currency forward contracts, which are valued using spot rates, forward point estimates, and discount factors, and the foreign currency translation calculation which uses only spot rates. Additionally, as rates fell significantly during the quarter our unrealized gain from derivative instruments, including derivative instruments related to our future expected interest cash flow, increased. As derivative instruments related to our future expected interest cash flow have no offset in foreign currency gain (loss) they are accounting for some of the variance noted above.
Gain on interest rate hedges

During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. During the three months ended June 30, 2022 and March 31, 2022, the interest rate cap had an unrealized gain of $3.4 million and $6.3 million, respectively, as a result of the current interest rate forward curve, which is partially offset by the nearing maturity of the cap.

Subsequent Events
Refer to "Note 20 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2022.
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
Our current debt obligations consist of $1.9 billion of corporate debt at face value and $5.2 billion of asset financings. Our corporate debt includes: (i) $781.3 million of term loan borrowings, (ii) $500.0 million of senior secured notes, and (iii) $575.0 million of convertible notes, of which $345.0 million mature in August 2022. Our asset specific financings are generally tied to the underlying loans and we anticipate repayments of $725.0 million of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.
In addition to our debt obligations, as of June 30, 2022, we had $1.7 billion of unfunded loan commitments. We expect that approximately $930.8 million will be funded to existing borrowers in the short term.
We have various sources of liquidity that we are able to use to satisfy our short and long term obligations. As of June 30, 2022, we had $241.6 million of cash on hand. As of June 30, 2022, we also held approximately $1.7 billion of unencumbered assets, consisting of $949.0 million of senior mortgages and $765.1 million of mezzanine loans. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings.
We maintain policies relating to our use of leverage. Refer to "Leverage Policies" below. In the future, we may seek to raise further equity or debt capital or engage in other forms of borrowings in order to fund future investments or to refinance expiring indebtedness.
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
We also have interests in two unconsolidated joint ventures, each of which owns underlying properties that secure one of our first mortgage loans, respectively and are accounted for as off-balance-sheet arrangements. The unconsolidated joint ventures were deemed to be Variable Interest Entities ("VIEs"), of which we are not the primary beneficiary. Accordingly, the VIEs are not consolidated in our condensed consolidated financial statements as of June 30, 2022. Our maximum exposure to loss from these commercial mortgage loans is limited to their carrying value, which as of June 30, 2022 was $227.2 million. Although there is risk of loss we have no contractual obligation to fund any additional capital into the joint ventures.
Borrowings Under Various Financing Arrangements
The table below summarizes the outstanding balances and maturities for our various financing arrangements:

	June 30, 2022		December 31, 2021
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured credit facilities	$3,378,174	December 2025	$2,256,646	October 2025
Barclays Private Securitization	1,815,687	February 2026	1,902,684	August 2024
Total Secured debt arrangements	$5,193,861		$4,159,330
Senior secured term loans	$781,250	January 2027	$785,250	January 2027
Senior secured notes	500,000	June 2029	500,000	June 2029
Convertible senior notes	575,000	February 2023	575,000	February 2023
Total Borrowings	$7,050,111		$6,019,580
———————
(1)Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)Maturity dates represent weighted average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
Secured Credit Facilities
As of June 30, 2022, we had entered into secured debt arrangements with seven secured credit facilities through wholly-owned subsidiaries. Terms under various master repurchase agreements vary by secured credit facility.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Condensed Consolidated Financial Statements for additional disclosure regarding our secured credit facilities.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc. As of June 30, 2022, we had £938.5 million, €448.7 million, and kr2.1 billion ($1.8 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Condensed Consolidated Financial Statements for additional disclosure regarding our Barclays Private Securitization.
Senior Secured Term Loans
In May 2019, we entered into the $500.0 million 2026 Term Loan and in March 2021, we entered into the $300.0 million 2028 Term Loan (collectively Term Loans). The outstanding Term Loans principal balance as of June 30, 2022 and December 31, 2021 was $781.3 million and $785.3 million, respectively.
Refer to “Note 8 – Senior Secured Term Loans, Net” of our Condensed Consolidated Financial Statements for additional disclosure regarding our 2026 Term Loan and 2028 Term Loan.”
Senior Secured Notes
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after offering expenses. The 2029 Notes had a carrying value of $494.4 million and $494.1 million, net of deferred financing costs of $5.6 million and $5.9 million, as of June 30, 2022 and December 31, 2021, respectively.
Refer to “Note 9 – Senior Secured Notes, Net” of our Condensed Consolidated Financial Statements for additional disclosure regarding our 2029 Notes.
Convertible Senior Notes
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. At June 30, 2022, the 2022 Notes had a carrying value of $344.9 million and an unamortized discount of $0.1 million.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At June 30, 2022, the 2023 Notes had a carrying value of $229.0 million and an unamortized discount of $1.0 million.

Refer to “Note 10 – Convertible Senior Notes, Net” of our Condensed Consolidated Financial Statements for additional disclosure regarding our Convertible Notes.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2022	December 31, 2021
Debt to Equity Ratio(1)	3.0	2.4
———————
(1)Represents total debt less cash and loan proceeds held by servicer (recorded with Other Assets, refer to "Note 6 - Other Assets" for more information) to total stockholders' equity.

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
At June 30, 2022, our debt-to-equity ratio was 3.0 and our portfolio was comprised of $8.2 billion of commercial mortgage loans and $753.7 million of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage.
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
•no more than 20% of our net equity (on a consolidated basis) will be invested in any single investment at the time of the investment; in determining compliance with the investment guidelines, the amount of the investment is the net equity in the investment (gross investment less amount of third-party financing) plus the amount of any recourse on the financing secured by the investment; and
•until appropriate investments can be identified, the Manager may invest the proceeds of any offering in interest bearing, short-term investments, including money market accounts and/or funds, that are consistent with our intention to qualify as a REIT.
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
As of June 30, 2022, and December 31, 2021 we had 6,770,393 shares of Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference.

Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.
The following table details our dividend activity:

	Three months ended		Six months ended
Dividends declared per share of:	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Common Stock	$0.35	$0.35	$0.70	$0.70
Series B Preferred Stock	N/A	0.50	N/A	1.00
Series B-1 Preferred Stock	0.45	N/A	0.90	N/A

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
Non-GAAP Financial Measures
Distributable Earnings
Distributable Earnings, a non-GAAP financial measure, is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items (including depreciation and amortization related to real estate owned) included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Convertible Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Distributable Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors.
For the three and six months ended June 30, 2022, our Distributable Earnings were $49.5 million, or $0.35 per share, and $99.0 million, or $0.69 per share, respectively, as compared to $38.8 million, or $0.27 per share, and $94.4 million, or $0.66 per share, respectively, for the same period in the prior year.
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
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted-Averages	Shares	Shares	Shares	Shares
Diluted shares - GAAP	171,698,185	170,832,186	169,006,042	170,812,544
Potential shares issued under conversion of the Convertible Notes	(28,533,271)	(28,533,271)	(28,533,271)	(28,533,271)
Unvested RSUs	—	—	2,738,424	—
Diluted shares - Distributable Earnings	143,164,914	142,298,915	143,211,195	142,279,273

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
As discussed in "Note 5 – Assets and Liabilities Related to Real Estate Owned, Held for Sale" during the three and six months ended June 30, 2021, we recorded $20.0 million realized loss on investments reflecting the difference between the fair value of a hotel acquired through a deed-in-lieu of foreclosure and the amortized cost of the loan at the time of foreclosure. Additionally, during the six months ended June 30, 2021, we recorded an impairment of $0.6 million on our real estate owned, held for sale due to increased costs to sell.
We also believe it is useful to our investors to present Distributable Earnings prior to realized losses and impairments on real estate owned, and investments to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to realized losses and impairments on real estate owned, investments and interest rate swap, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.
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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to realized losses and impairments on real estate owned, investments and interest rate swap ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income available to common stockholders	$67,883	$64,306	$80,053	$119,256
Adjustments:
Equity-based compensation expense	4,518	4,357	9,216	8,744
Loss (gain) on foreign currency forwards	(105,213)	3,094	(127,975)	(6,706)
Foreign currency loss (gain), net	84,838	(4,054)	117,356	3,395
Unrealized loss (gain) on interest rate cap	(3,443)	111	(9,764)	(246)
Realized gains (losses) relating to interest income on foreign currency hedges, net	1,428	(719)	5,112	(1,339)
Realized gains relating to forward points on foreign currency hedges, net	394	6	6,623	12
Amortization of the convertible senior notes related to equity reclassification	—	812	—	1,612
Depreciation and amortization on real estate owned	—	452	704	452
Provision for (reversal of) loan losses and impairments	(944)	(29,586)	17,667	(30,824)
Realized losses and impairments on real estate owned and investments	—	20,000	—	20,550
Total adjustments:	(18,422)	(5,527)	18,939	(4,350)
Distributable Earnings prior to realized losses and impairments on real estate owned and investments	$49,461	$58,779	$98,992	$114,906

Realized losses and impairments on real estate owned and investments	$—	$(20,000)	$—	$(20,550)
Distributable Earnings	$49,461	$38,779	$98,992	$94,356
Diluted Distributable Earnings per share prior to realized losses and impairments on real estate owned and investments	$0.35	$0.41	$0.69	$0.81
Diluted Distributable Earnings per share of common stock	$0.35	$0.27	$0.69	$0.66
Weighted-average diluted shares - Distributable Earnings	143,164,914	142,298,915	143,211,195	142,279,273

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	June 30, 2022	December 31, 2021
Stockholders' Equity	$2,273,312	$2,294,626
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$2,104,052	$2,125,366
Common Stock	140,590,843	139,894,060
Book value per share	$14.97	$15.19
The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2021	$15.19
General CECL Allowance	0.28
Book value per share at December 31, 2021 prior to General CECL Allowance and depreciation and amortization	$15.47
Net unrealized gain on currency and interest rate hedges	0.05
Specific CECL Allowance	(0.19)
Vesting and delivery of RSUs	(0.12)
Adoption of ASU 2020-06	(0.02)

Book value per share at June 30, 2022 prior to General CECL Allowance and depreciation and amortization	$15.19
General CECL Allowance and depreciation and amortization	(0.22)
Book value per share at June 30, 2022	$14.97

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds, and market value, while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While risks are inherent in any business enterprise, we seek to quantify and justify risks in light of available returns and to maintain capital levels consistent with the risks we undertake.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies, and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our target assets and our related financing obligations.
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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following June 30, 2022, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)
GBP	$810,778	$4,202	$0.03	$(4,399)	$(0.03)
USD	799,851	5,957	0.04	(3,024)	(0.02)
EUR	469,497	1,432	0.01	—	—
SEK	50,605	253	—	(253)	—
Total:	$2,130,731	$11,844	$0.08	$(7,676)	$(0.05)
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
During the period ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within ARI to disclose material information otherwise required to be set forth in our periodic reports.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Refer to "Note 17 - Commitments and Contingencies" for further detail regarding legal proceedings.
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

Apollo Commercial Real Estate Finance, Inc.

July 26, 2022	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

July 26, 2022	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)