Form 10-Q
period 2022-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2022-10-24
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2022, there were 140,595,995 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$319,264	$343,106
Commercial mortgage loans, net(1)(3)	8,013,469	7,012,312
Subordinate loans and other lending assets, net(2)(3)	717,837	844,948
Real estate owned, held for investment, net (net of $2,645 accumulated depreciation in 2021)	291,104	151,788
Derivative assets, net	249,220	16,788
Assets related to real estate owned, held for sale	162,059	—
Other assets	71,066	47,753
Total Assets	$9,824,019	$8,416,695
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $13,533 and $9,062 in 2022 and 2021, respectively)	$5,350,586	$4,150,268
Senior secured term loans, net (net of deferred financing costs of $10,750 and $12,734 in 2022 and 2021, respectively)	764,899	768,325
Senior secured notes, net (net of deferred financing costs of $5,356 and $5,949 in 2022 and 2021, respectively)	494,644	494,051
Accounts payable, accrued expenses and other liabilities(4)	378,479	102,609
Convertible senior notes, net	229,174	569,979
Debt related to real estate owned, held for investment, net (net of deferred financing costs of $4,857 in 2022)	159,978	—
Participations sold	22,696	27,064
Payable to related party	9,762	9,773
Liabilities related to real estate owned, held for sale	6,116	—
Total Liabilities	7,416,334	6,122,069
Commitments and Contingencies (see Note 17)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2022 and 2021 (see Note 16)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 140,595,995 and 139,894,060 shares issued and outstanding in 2022 and 2021, respectively	1,406	1,399
Additional paid-in-capital	2,712,390	2,721,042
Accumulated deficit	(306,179)	(427,883)
Total Stockholders’ Equity	2,407,685	2,294,626
Total Liabilities and Stockholders’ Equity	$9,824,019	$8,416,695
———————
(1) Includes $7,491,513 and $5,957,707 pledged as collateral under secured debt arrangements in 2022 and 2021, respectively.
(2) Includes $187,138 and $0 pledged as collateral under secured debt arrangements in 2022 and 2021, respectively.
(3) Net of $140,985 and $178,588 CECL Allowances in 2022 and 2021, respectively, comprised of $119,000 and $145,000 Specific CECL Allowance and $21,985 and $33,588 General CECL Allowance, respectively.
(4) Includes $2,812 and $3,106 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2022 and 2021, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net interest income:
Interest income from commercial mortgage loans	$120,821	$84,304	$304,631	$242,107
Interest income from subordinate loans and other lending assets	13,354	18,836	43,719	82,070
Interest expense	(72,302)	(42,391)	(173,949)	(117,792)
Net interest income	$61,873	$60,749	$174,401	$206,385
Revenue from real estate owned operations	14,428	5,896	42,098	7,270
Total net revenue	$76,301	$66,645	$216,499	$213,655
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,518 and $13,734 in 2022 and $4,405 and $13,149 in 2021, respectively)	$(7,184)	$(6,561)	$(21,501)	$(20,235)
Management fees to related party	(9,719)	(9,583)	(28,705)	(28,387)
Operating expenses related to real estate owned	(13,308)	(6,914)	(36,094)	(8,908)
Depreciation and amortization on real estate owned	—	(1,096)	(704)	(1,548)
Total operating expenses	$(30,211)	$(24,154)	$(87,004)	$(59,078)
Other income	$285	$3,676	$353	$3,785
Realized gain (loss) on investments	43,577	—	43,577	(20,000)
Reversal of current expected credit loss allowance, net(1)	55,564	5,766	37,897	36,590
Realized losses and impairments on real estate owned	—	—	—	(550)
Foreign currency translation loss	(92,782)	(24,413)	(210,138)	(27,808)
Gain on foreign currency forward contracts (includes unrealized gains of $108,428 and $221,623 in 2022 and $32,376 and $40,857 in 2021, respectively)	129,252	32,947	257,227	39,653
Unrealized gain (loss) on interest rate hedging instruments	1,044	(75)	10,808	171
Net income	$183,030	$60,392	$269,219	$186,418
Preferred dividends	(3,068)	(3,126)	(9,204)	(9,896)
Net income available to common stockholders	$179,962	$57,266	$260,015	$176,522
Net income per share of common stock:
Basic	$1.27	$0.40	$1.83	$1.24
Diluted	$1.13	$0.38	$1.66	$1.18
Basic weighted-average shares of common stock outstanding	140,594,987	139,891,777	140,513,957	139,860,882
Diluted weighted-average shares of common stock outstanding	164,350,132	170,884,172	169,252,602	170,836,682
Dividend declared per share of common stock	$0.35	$0.35	$1.05	$1.05

———————
(1) Comprised of $53,000 and $26,000 Specific CECL Reversals and $2,564 and $11,897 of General CECL Reversals for the three and nine months ended September 30, 2022, respectively. Comprised of $0 and $30,000 Specific CECL Reversals and $5,766 and $6,590 of General CECL Reversals for the three and nine months ended September 30, 2021, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2022	6,770,393	$68	139,894,060	$1,399	$2,721,042	$(427,883)	$2,294,626
Adoption of ASU 2020-06	—	—	—	—	(15,408)	11,992	(3,416)
Capital increase (decrease) related to Equity Incentive Plan	—	—	647,349	6	(2,280)	—	(2,274)
Net income	—	—	—	—	—	15,238	15,238
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,088)	(50,088)
Balance at March 31, 2022	6,770,393	$68	140,541,409	$1,405	$2,703,354	$(453,809)	$2,251,018
Capital increase related to Equity Incentive Plan	—	—	49,434	1	4,518	—	4,519
Net income	—	—	—	—	—	70,951	70,951
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,108)	(50,108)
Balance at June 30, 2022	6,770,393	$68	140,590,843	$1,406	$2,707,872	$(436,034)	$2,273,312
Capital increase related to Equity Incentive Plan	—	—	5,152	—	4,518	—	4,518
Net income	—	—	—	—	—	183,030	183,030
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,107)	(50,107)
Balance at September 30, 2022	6,770,393	$68	140,595,995	$1,406	$2,712,390	$(306,179)	$2,407,685

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2021	6,770,393	$68	139,295,867	$1,393	$2,707,792	$(438,724)	$2,270,529
Capital increase related to Equity Incentive Plan	—	—	553,008	5	103	—	108
Offering costs	—	—	—	—	(40)	—	(40)
Net income	—	—	—	—	—	58,335	58,335
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(49,794)	(49,794)
Balance at March 31, 2021	6,770,393	$68	139,848,875	$1,398	$2,707,855	$(433,568)	$2,275,753
Capital increase related to Equity Incentive Plan	—	—	35,185	1	4,357	—	4,358
Net income	—	—	—	—	—	67,691	67,691
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,385)	(3,385)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(49,809)	(49,809)
Balance at June 30, 2021	6,770,393	$68	139,884,060	$1,399	$2,712,212	$(419,071)	$2,294,608
Capital increase related to Equity Incentive Plan	—	—	10,000	—	4,405	—	4,405
Retirement of Series B Preferred Stock	(6,770,393)	(68)	—	—	—	—	(68)
Issuance of Series B-1 Preferred Stock	6,770,393	68	—	—	—	—	68
Net income	—	—	—	—	—	60,392	60,392
Dividends declared on preferred stock - $0.50 per share	—	—	—	—	—	(3,126)	(3,126)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(49,837)	(49,837)
Balance at September 30, 2021	6,770,393	$68	139,894,060	$1,399	$2,716,617	$(411,642)	$2,306,442

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the nine months ended September 30,
	2022	2021
Cash flows provided by operating activities:
Net income	$269,219	$186,418
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and PIK	(39,828)	(61,029)
Amortization of deferred financing costs	8,582	9,358
Equity-based compensation	13,734	13,149
Reversal of current expected credit loss allowance, net	(37,897)	(36,590)
Foreign currency loss	199,587	28,155
Unrealized gain on derivative instruments	(232,431)	(41,028)
Depreciation and amortization	704	1,548
Loss from unconsolidated joint venture	—	161
Realized (gain) loss and impairments on investments and real estate owned	(43,577)	20,550
Changes in operating assets and liabilities:
Proceeds received from PIK interest	83,731	35,400
Other assets	(24,149)	772
Accounts payable, accrued expenses and other liabilities	27,454	8,024
Payable to related party	(11)	(15)
Net cash provided by operating activities	225,118	164,873
Cash flows used in investing activities:
New funding of commercial mortgage loans	(2,753,609)	(1,463,619)
Add-on funding of commercial mortgage loans	(407,063)	(226,773)
Add-on funding of subordinate loans and other lending assets	(85,964)	(132,302)
Proceeds received from the repayment and sale of commercial mortgage loans	1,316,431	725,196
Proceeds received from the repayment of subordinate loans and other lending assets	129,760	236,770
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	42,779	21,058
Proceeds received from the sale of real estate owned, held for sale	—	42,356
Capital expenditures on real estate assets	(21,160)	(65)
Cash received from hotel title assumption	—	4,148
Increase in collateral related to derivative contracts, net	255,110	29,450
Net cash used in investing activities	(1,523,716)	(763,781)
Cash flows provided by financing activities:
Payment of offering costs	—	(40)
Proceeds from secured debt arrangements	2,770,405	1,173,613
Repayments of secured debt arrangements	(1,118,630)	(1,126,627)
Repayments of senior secured term loan principal	(6,000)	(5,250)
Repayments of convertible notes	(345,000)	—
Proceeds from issuance of senior secured term loan	—	297,000
Proceeds from issuance of senior secured notes	—	500,000
Repayment of debt related to real estate owned	—	(143,073)
Proceeds related to financing on real estate owned	164,835	—
Payment of deferred financing costs	(15,333)	(14,816)
Other financing activities	(6,972)	(4,278)
Dividends on common stock	(150,467)	(149,809)
Dividends on preferred stock	(9,204)	(9,896)
Net cash provided by financing activities	1,283,634	516,824
Net decrease in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	(14,964)	(82,084)
Less increase in cash classified within assets related to real estate owned, held for sale	(5,858)	—
Net decrease in cash and cash equivalents	(20,822)	(82,084)
Cash and cash equivalents, beginning of period	343,106	325,498
Effects of foreign currency translation on cash and cash equivalents	(3,020)	—
Cash and cash equivalents, end of period	$319,264	$243,414
Supplemental disclosure of cash flow information:
Interest paid	$151,348	$96,092
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$53,175	$52,398
Change in participation sold	$(4,368)	$19,644
Change in loan proceeds held by servicer	$5,871	$8,732
Deferred financing costs, not yet paid	$—	$4,145
Repayments of PIK on participation sold	$—	$(27,670)
Assumption of real estate	$270,035	$154,300
Assumption of debt related to real estate owned	$—	$(110,073)
Assumption of other assets related to real estate owned	$—	$1,555
Assumption of accounts payable and other liabilities related to real estate owned	$—	$(4,641)
Transfer of assets to assets related to real estate owned, held for sale	$(156,201)	$—
Transfer of liabilities to liabilities related to real estate owned, held for sale	$6,116	$—
Transfer of subordinate loans to real estate owned	$—	$(45,289)
Transfer of subordinate loans to held for sale	$—	$41,773
Retirement of Series B Preferred Stock	$—	$(169,260)
Issuance of Series B-1 Preferred Stock	$—	$169,260

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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to
Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our
Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report"), as filed with the Securities and
Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Risks and Uncertainties
During the first quarter of 2020, there was a global outbreak of a novel coronavirus ("COVID-19"), which was declared by the World Health Organization as a pandemic. The ongoing COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility in financial markets. Due to various uncertainties, including the rise of new variants, the severity of such new variants, disparities in vaccination rates and vaccine hesitancy, the ultimate duration of the pandemic, and additional actions that may be taken by governmental authorities, further business risks could arise. Although more normalized activities have resumed and there has been improved global economic activity due to global and domestic vaccination efforts, we are not in a position to estimate the ultimate impact COVID-19 and its variants will have on our business and the economy as a whole, including longer-term macroeconomic effects on supply chains, inflation and labor shortages. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of September 30, 2022. The uncertainty over the ultimate impact of COVID-19 and its variants, supply chain disruptions and labor shortages, rising inflation and increases in interest rates on the global economy generally and our business in particular may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.

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

In March 2022, the FASB issued ASU 2022-02 "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). The intention of ASU 2022-02 is to simplify the guidance surrounding loan modifications and restructurings and to eliminate the accounting guidance related to troubled debt restructurings ("TDR"). The new guidance deviates from TDR guidance as disclosures are now based on whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, other-than-insignificant payment delay or term extension as opposed to simply a concession. The new guidance requires disclosure by class of financing receivables, of the types of modifications, the financial effects of those modifications and the performance of those modified receivables in the trailing twelve months after modification. Accounting for credit losses under ASC 326 "Financial Instruments—Credit Losses", is also updated to allow entities to use any acceptable method to determine credit losses as a result of modification or restructuring with a borrower experiencing financial difficulty. ASU 2022-02 also requires disclosure of gross write-offs recorded in the current period, on a year-to-date basis, by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. Entities are able to early adopt these amendments, including adoption in an interim period, and have the ability to early adopt the TDR enhancements separately from the vintage disclosures. If an entity adopts the amendments in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. During the third quarter of 2022, we have early adopted the TDR enhancements and new vintage disclosure requirements under of ASU 2022-02. Refer to "Note 4 -Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net".
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

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of September 30, 2022 and December 31, 2021 ($ in thousands):

	Fair Value as of September 30, 2022				Fair Value as of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$236,963	$—	$236,963	$—	$15,340	$—	$15,340
Interest rate cap asset	—	12,257	—	12,257	—	1,448	—	1,448
Total financial instruments	$—	$249,220	$—	$249,220	$—	$16,788	$—	$16,788

Refer to "Note 5 – Assets and Liabilities Related to Real Estate Owned" for additional disclosure regarding nonrecurring fair value measurements related to real estate owned.

Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at September 30, 2022 and December 31, 2021 ($ in thousands):

Loan Type	September 30, 2022	December 31, 2021
Commercial mortgage loans, net(1)	$8,013,469	$7,012,312
Subordinate loans and other lending assets, net	717,837	844,948
Carrying value, net	$8,731,306	$7,857,260
  ———————
(1)Includes $206.8 million and $97.8 million in 2022 and 2021, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 98% floating rate loans, based on amortized cost, as of each of September 30, 2022 and December 31, 2021.
Activity relating to our loan portfolio for the nine months ended September 30, 2022 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific CECL Allowance	Carrying Value, Net(2)
December 31, 2021	$8,072,377	$(36,529)	$(145,000)	$7,890,848
New funding of loans	2,753,609	—	—	2,753,609
Add-on loan fundings(3)	493,027	—	—	493,027
Loan repayments and sales	(1,511,311)	—	—	(1,511,311)
Gain (loss) on foreign currency translation	(675,007)	6,425	—	(668,582)
Specific CECL Allowance, net	—	—	26,000	26,000
Transfer to real estate owned	(225,036)	(1,423)	—	(226,459)
Deferred fees and other items	—	(42,779)	—	(42,779)
PIK interest and amortization of fees	16,149	22,789	—	38,938
September 30, 2022	$8,923,808	$(51,517)	$(119,000)	$8,753,291
General CECL Allowance(4)				(21,985)
Carrying value, net				$8,731,306
———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, deferred origination expenses, and the activity of unconsolidated joint ventures.
(2)December 31, 2021 carrying value excludes General CECL Allowance of $33.6 million.
(3)Represents fundings committed prior to 2022.
(4)$2.8 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	September 30, 2022	December 31, 2021
Number of loans	65	67
Principal balance	$8,923,808	$8,072,377
Carrying value, net	$8,731,306	$7,857,260
Unfunded loan commitments(1)	$1,127,857	$1,357,122
Weighted-average cash coupon(2)	5.8%	4.5%
Weighted-average remaining fully-extended term(3)	3.0 years	2.9 years
Weighted-average expected term(4)	1.7 years	2.3 years
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
(4)Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated 5 loans.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2022		December 31, 2021
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Hotel	$1,983,071	22.7%	$1,875,439	23.8%
Office	1,750,260	20.0	1,700,779	21.6
Residential	1,629,031	18.6	1,434,186	18.2
Retail	1,318,862	15.1	1,126,332	14.3
Healthcare	603,150	6.9	316,321	4.0
Mixed Use	529,200	6.0	269,839	3.4
Industrial	310,516	3.5	377,068	4.8
Other(2)	629,201	7.2	790,884	9.9
Total	$8,753,291	100.0%	$7,890,848	100.0%
General CECL Allowance(3)	(21,985)		(33,588)
Carrying value, net	$8,731,306		$7,857,260

(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other property types include parking garages (3.1%), caravan parks (2.1%) and urban predevelopment (2.0%) in 2022, and parking garages (3.3%), caravan parks (2.8%), multifamily development (2.2%), and urban predevelopment (1.6%) in 2021.
(3)$2.8 million and $3.1 million of the General CECL Allowance for 2022 and 2021, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2022		December 31, 2021
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,300,384	26.3%	$2,297,286	29.1%
New York City	2,240,469	25.6	2,000,661	25.4
Other Europe(2)	1,402,047	16.0	1,295,870	16.4

Southeast	735,912	8.4	708,920	9.0
Midwest	623,233	7.1	689,274	8.7
West	616,594	7.0	356,097	4.5
Other(3)	834,652	9.6	542,740	6.9
Total	$8,753,291	100.0%	$7,890,848	100.0%
General CECL Allowance(4)	(21,985)		(33,588)
Carrying value, net	$8,731,306		$7,857,260

(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other Europe includes Italy (4.8%), Germany (4.4%), Spain (3.5%), Sweden (2.6%) and Ireland (0.7%) in 2022 and Germany (6.1%), Sweden (3.6%), Spain (3.3%), Italy (2.6%), and Ireland (0.8%) in 2021.
(3)Other includes Northeast (5.5%), Southwest (2.4%), Mid-Atlantic (1.4%) and Other (0.3%) in 2022 and Southwest (3.5%), Mid-Atlantic (1.6%), Northeast (1.5%), and Other (0.3%) in 2021.
(4)$2.8 million and $3.1 million of the General CECL Allowance for 2022 and 2021, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

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

The following tables allocate the carrying value of our loan portfolio based on our internal risk ratings and date of origination at the dates indicated ($ in thousands):

September 30, 2022
				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2022	2021	2020	2019	2018	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.4%	—	—	—	—	—	32,000
3	60	8,291,679	94.7%	2,336,965	2,369,568	643,652	1,691,069	511,360	739,065
4	—	—	—%	—	—	—	—	—	—
5	4	429,612	4.9%	—	—	—	—	—	429,612
Total	65	$8,753,291	100.0%	$2,336,965	$2,369,568	$643,652	$1,691,069	$511,360	$1,200,677
General CECL Allowance(1)		(21,985)
Total carrying value, net		$8,731,306

Weighted Average Risk Rating			3.1

December 31, 2021

				Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2021	2020	2019	2018	2017	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.4%	—	—	—	—	—	32,000
3	62	7,372,081	93.5%	2,622,248	644,404	2,307,948	828,270	389,264	579,947
4	1	81,980	1.0%	—	—	—	—	81,980	—
5	3	404,787	5.1%	—	—	—	—	177,483	227,304
Total	67	$7,890,848	100.0%	$2,622,248	$644,404	$2,307,948	$828,270	$648,727	$839,251
General CECL Allowance(1)		(33,588)
Total carrying value, net		$7,857,260

Weighted Average Risk Rating			3.1
———————
(1)$2.8 million and $3.1 million of the General CECL Allowance for 2022 and 2021, respectively, is excluded from the tables above because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet
CECL
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
The following schedule illustrates the quarterly changes in CECL Allowances for the nine months ended September 30, 2022 and 2021, respectively ($ in thousands):

	Specific CECL Allowance(4)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(4)
		Funded	Unfunded	Total		General	Total
December 31, 2021	$145,000	$33,588	$3,106	$36,694	$181,694	0.49%	2.26%
Changes:
Q1 Allowance (Reversals)(1)	30,000	(12,211)	822	(11,389)	18,611
March 31, 2022	$175,000	$21,377	$3,928	$25,305	$200,305	0.32%	2.34%
Changes:
Q2 Allowance (Reversals), net(2)	(3,000)	1,985	71	2,056	(944)
June 30, 2022	$172,000	$23,362	$3,999	$27,361	$199,361	0.33%	2.18%
Changes:
Q3 (Reversals), net(3)	$(53,000)	(1,377)	(1,187)	(2,564)	(55,564)
September 30, 2022	$119,000	$21,985	$2,812	$24,797	$143,797	0.30%	1.62%
———————
(1)During the three months ended March 31, 2022, a $30.0 million Specific CECL Allowance was recorded on a subordinate loan secured by an ultra luxury residential property in Manhattan, NY. During the three months ended March 31, 2022, the General CECL Allowance decreased by $11.4 million primarily due to changes in expected loan repayment dates, as well as portfolio seasoning, which was partially offset by new loan originations.
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
(3)During the three months ended September 30, 2022, the $53.0 million Specific CECL Allowance was reversed on an urban predevelopment first mortgage loan in Miami, FL because the collateral which secures the loan is under contract to be sold in the near term at a higher value than the carrying value of the loan pre-reversal. General CECL Allowance decreased by $2.6 million primarily due to portfolio seasoning and sale of unfunded commitments, which was partially offset by one new loan origination and a more adverse macroeconomic outlook.
(4)Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.

	Specific CECL Allowance(5)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(5)
		Funded	Unfunded	Total		General	Total
December 31, 2020	$175,000	$38,102	$3,365	$41,467	$216,467	0.67%	3.23%
Changes:
Q1 Allowance (Reversals)(1)	—	(1,667)	429	(1,238)	(1,238)
March 31, 2021	$175,000	$36,435	$3,794	$40,229	$215,229	0.62%	3.06%
Changes:
Q2 Allowance (Reversals)(2)	(20,000)	1,764	(1,350)	414	(19,586)
Write-offs(3)	(10,000)	—	—	—	(10,000)
June 30, 2021	$145,000	$38,199	$2,444	$40,643	$185,643	0.57%	2.41%
Changes:
Q3 Allowance (Reversals)(4)	—	(5,515)	(251)	(5,766)	(5,766)
September 30, 2021	$145,000	$32,684	$2,193	$34,877	$179,877	0.51%	2.43%
———————
(1)During the three months ended March 31, 2021, General CECL Allowance decreased by $1.2 million due to portfolio seasoning and accelerated expected loan repayment dates, which was partially offset by new loan originations.
(2)During the three months ended June 30, 2021, there was a reversal of previously recorded Specific CECL Allowance of $20.0 million on a loan related to a multifamily development in Brooklyn, NY due to improved market outlook. General CECL Allowance increased by $0.4 million due to new loan originations, which was partially offset by portfolio seasoning and an improved macroeconomic outlook.
(3)$10.0 million of previously recorded Specific CECL Allowance, on a subordinate hotel loan, was written-off in connection with the assumption of the hotels assets and liabilities. Refer to "Note 5 – Assets and Liabilities Related to Real Estate Owned, Held for Sale" for additional information.
(4)During the three months ended September 30, 2021, General CECL Allowance decreased by $5.8 million primarily due to portfolio seasoning.
(5)Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.

General CECL Allowance
In determining the General CECL Allowance using the WARM method, an annual historical loss rate, adjusted for macroeconomic estimates, is applied to the amortized cost of an asset, or pool of assets, over each subsequent period for the assets' remaining expected life. We considered various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and satisfactions, (iii) expected future funding, (iv) capital subordinate to us when we are the senior lender, (v) capital senior to us when we are the subordinate lender, and (vi) our current and future view of the macroeconomic environment for a reasonable and supportable forecast period. The CECL Standard requires the use of significant judgment to arrive at an estimated credit loss. There is significant uncertainty related to future macroeconomic conditions as the result of COVID-19, including inflation, labor shortages and interest rates.

We derived an annual historical loss rate based on a commercial mortgage backed securities ("CMBS") database with historical losses from 1998 through the third quarter of 2022 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period which we have determined to be one year. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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
We have made an accounting policy election to exclude accrued interest receivable ($61.5 million and $41.2 million, as of September 30, 2022 and December 31, 2021, respectively), included in other assets on our condensed consolidated balance sheet, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner.
Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.
The following schedule sets forth our General CECL Allowance as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Commercial mortgage loans, net	$18,554	$22,554
Subordinate loans and other lending assets, net	3,431	11,034
Unfunded commitments(1)	2,812	3,106
Total General CECL Allowance	$24,797	$36,694
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
The following table summarizes our risk rated 5 loans as of September 30, 2022, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk rating
Mortgage
	Urban Predevelopment(1)	Miami, FL	$191,139	$15,000	$176,139	Non-Accrual/ 3/1/2020	5
	Retail(2)(3)	Cincinnati, OH	170,661	67,000	103,661	Non-Accrual/ 10/1/2019	5
	Hotel(4)	Atlanta, GA	104,832	7,000	97,832	Non-Accrual/ 5/1/2022	5
Mortgage total:			$466,632	$89,000	$377,632

Mezzanine
	Residential(5)	Manhattan, NY	$81,980	$30,000	$51,980	Non-Accrual/ 7/1/2021	5

Mezzanine total:	$81,980	$30,000	$51,980

Total:	$548,612	$119,000	$429,612
———————
(1)In October 2020, we entered a joint venture with CCOF Design Venture, LLC, which owns the underlying properties that secure our $188.2 million first mortgage loan. The entity in which we own an interest, and which owns the underlying properties, was deemed to be a Variable Interest Entity ("VIE") and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. The related profit and loss from the joint venture was immaterial for the three and nine months ended September 30, 2022 and 2021. During the three months ended September 30, 2022, $53.0 million of the previously recorded $68.0 million Specific CECL Allowance was reversed because the collateral which secures the loan is under contract to be sold in the near term. Fair value of the property is based on contracted price net of amounts due to our joint venture partner based on terms of the joint venture agreement. The loan remains on non-accrual and the risk rating remains a 5.
(2)The fair value of retail collateral was determined by applying a capitalization rate of 8.0%.
(3)In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of the venture’s equity and we contributed 90%. The entity was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. During the three and nine months ended September 30, 2022 and 2021, $0.6 million and $1.2 million, respectively and $0.2 million and $1.0 million, respectively of interest paid was applied towards reducing the carrying value of the loan. The related profit and loss from the joint venture was immaterial for the three and nine months ended September 30, 2022 and 2021.
(4)The fair value of the hotel collateral was determined by applying a capitalization rate of 9.3% and a discount rate of 11.3%.
(5)The fair value of the residential collateral was determined by making certain projections and assumptions with respect to future performance and a discount rate of 10%.
We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis for loans on non-accrual was $661.5 million and $639.6 million as of September 30, 2022 and December 31, 2021, respectively. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. For the three and nine months ended September 30, 2022, we received $2.1 million and $2.6 million, respectively, in interest that reduced amortized cost under the cost recovery method. For the three and nine months ended September 30, 2021 we received $0.2 million and $1.0 million, respectively, in interest that reduced amortized cost under the cost recovery method.
As of September 30, 2022 and December 31, 2021, the amortized cost basis for loans with accrued interest past due 90 or more days was $661.5 million and $757.6 million, respectively. As of September 30, 2022 the amortized cost basis for loans with accrued interest between 30 and 89 days past due was $102.6 million. There were no loans with accrued interest between 30 and 89 days past due as of December 31, 2021.

During the third quarter of 2022, we refinanced our three mezzanine loans, and originated a commercial mortgage loan as part of an overall recapitalization, which are secured by an ultra-luxury residential property in Manhattan, NY. These loans have an aggregate amortized cost at September 30, 2022 of $825.0 million (inclusive of $82.5 million of payment- in-kind (“PIK”) interest). As of September 30, 2022, these loans include (i) a $354.0 million commercial mortgage loan (“Senior Loan”), (ii) a $187.1 million senior mezzanine loan (“Senior Mezzanine Loan”), (iii) a $231.9 million junior mezzanine loan (“Junior Mezzanine A Loan”), and (iv) a $52.0 million junior mezzanine loan (net of a $30.0 million Specific CECL Allowance) (“Junior Mezzanine B Loan” together with the Junior Mezzanine A Loan collectively referred to as “Junior Mezzanine Loan”).

In refinancing the Senior Mezzanine Loan and Junior Mezzanine Loan, we modified the loan terms with the borrower by modifying the interest rates from LIBOR+15.7% to SOFR+9.0% on the Senior Mezzanine Loan, from LIBOR+22.5% to SOFR+15.0% on the Junior Mezzanine A Loan, and from LIBOR+17.5% to SOFR+15.0% on the Junior Mezzanine B Loan. We also extended the term on all three loans from July 2022 to September 2024. Based on our analysis under ASC 310-20 “Receivables – Nonrefundable Fees and Other Costs” (“ASC 310-20”), we have deemed this refinance to be a continuation of our existing loans. We opted to cease accruing interest on the Junior Mezzanine A Loan and Junior Mezzanine B Loan as of July 1, 2021 based on a waterfall sharing arrangement with a subordinate capital provider. We will continue to not accrue interest on the Junior Mezzanine Loan following this refinancing.

In accordance with ASC 326 and adoption of ASU 2022-02, we have classified the refinancing of the Senior Mezzanine Loan and Junior Mezzanine Loan as an interest rate reduction and term extension. The aggregate amortized cost of the Senior Mezzanine Loan and Junior Mezzanine Loan as of September 30, 2022 totaled $471.1 million, or 5.4% of our aggregate commercial mortgage loans and subordinate loans and other lending assets by amortized cost. As of March 31, 2022, sales velocity on the underlying property lagged behind the borrower's business plan and management's expectations. Based on this information as of March 31, 2022, we deemed the borrower to be experiencing financial difficulty and accordingly changed the risk rating to a 5 and recorded $30.0 million of Specific CECL Allowance on the Junior Mezzanine B Loan. The modified loan terms as discussed above have been reflected in our calculation of current expected credit losses for the quarter ended September 30, 2022. Refer to "CECL" section above for additional information regarding our calculation of current expected credit loss allowance. As of September 30, 2022, our amortized cost basis in this loan was $52.0 million, and its risk rating remained as a 5.

As of the quarter ended September 30, 2022, there were $17.6 million of unfunded commitments related to borrowers experiencing financial difficulty for the entire loan portfolio.
In March 2017, we originated a first mortgage secured by a hotel in Atlanta, GA. As of May 1, 2022, due to slower than expected recovery from the COVID-19 pandemic, we deemed the borrower to be experiencing financial difficulty and ceased accruing interest. As of June 30, 2022, we recorded a $7.0 million Specific CECL Allowance and the risk rating was downgraded from a 4 to a 5. During the nine months ended September 30, 2022, we modified the loan to provide two short term extensions to the borrower. As of September 30, 2022, our amortized cost basis in the loan was $97.8 million and its risk rating remained as a 5.
Other Loan and Lending Assets Activity
We recognized PIK interest of $2.7 million and $8.3 million for the three and nine months ended September 30, 2022 respectively, and $10.2 million and $40.7 million for the three and nine months ended September 30, 2021, respectively.
We recognized $0.1 million and $2.5 million in pre-payment penalties and accelerated fees for the three and nine months ended September 30, 2022, respectively. We recognized $0.6 million and $1.2 million in pre-payment penalties and accelerated fees for the three and nine months ended September 30, 2021.
As of September 30, 2022 and December 31, 2021, our portfolio included other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests. The book value as of September 30, 2022 was $51.1 million, consisting of one interest with a weighted average maturity of 1.7 years and $64.6 million as of December 31, 2021 consisting of two interests with weighted average maturity of 4.5 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. These interests are accounted for as held-to-maturity and recorded at carrying value on our condensed consolidated balance sheet.
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
During the three months ended September 30, 2022, we transferred a portion of our unfunded commitment of £293.4 million ($327.7 million assuming conversion into USD) in a commercial mortgage loan secured by a mixed use property located in London, United Kingdom to entities managed by affiliates of the Manager. In addition to transferring the unfunded commitment, we also transferred a proportionate share of the origination fee associated with such unfunded commitment, resulting in a reduction to our amortized cost basis. We evaluated the transfer under ASC 860 and determined the transfer met the criteria for sale accounting. We recorded no gain or loss on the sale.
During the three months ended September 30, 2022 one of our commercial mortgage loans collateralized by an office building located in London, United Kingdom was not repaid upon its contractual maturity, triggering an event of default. To provide the borrower with additional time to refinance the loan, we agreed to a conditional waiver of the event of default, and modified the terms of the loan agreement to include (i) a short term extension and (ii) default interest of 2.0%, which we commenced accruing in addition to our contractual rate. At September 30, 2022, the loan had an amortized cost basis of £91.9 million ($102.6 million assuming conversion into USD), including £20.3 million ($22.7 million assuming conversion into USD) of subordinate participation sold accounted for as secured borrowing. We expect to receive all principal and contractual and default interest accrued to date.
Note 5 – Assets and Liabilities Related to Real Estate Owned
Assets and Liabilities Related to Real Estate Owned, Held for Sale

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
On May 24, 2021, in accordance with ASC 805, "Business Combinations," we allocated the fair value of the hotel’s acquired assets and assumed debt. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs. On June 29, 2021, we repaid the $110.0 million mortgage loan against the property. As of March 1, 2022, the hotel assets and liabilities met the criteria to be classified as held for sale under ASC Topic 360, "Property, Plant, and Equipment." As of March 1, 2022, we ceased recording depreciation on the building and furniture, fixtures, and equipment on the condensed consolidated statement of operations.
Below are the hotel's assets and liabilities as of September 30, 2022 on our condensed consolidated balance sheet ($ in thousands):

September 30, 2022
Assets:
Cash	$5,858
Land	58,742
Buildings	86,973
Furniture, fixtures, and equipment	8,811
Accumulated depreciation	(3,349)
Other assets	5,024
Total Assets	$162,059
Liabilities:
Accounts payable, accrued expenses and other liabilities	6,116
Total Liabilities	$6,116
Net Real Estate Assets	$155,943
For the three and nine months ended September 30, 2022 and 2021, we recorded the operating revenue, expenses and fixed asset depreciation and amortization in our condensed consolidated income statement as shown below ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operations related to real estate owned:
Revenue from operations	$14,428	$5,896	$42,098	$7,270
Operating expenses	(13,308)	(6,914)	(36,094)	(8,908)
Depreciation and amortization	—	(1,096)	(704)	(1,548)
Net income (loss) from real estate owned	$1,120	$(2,114)	$5,300	$(3,186)
Assets and Liabilities Related to Real Estate Owned, Held for Investment
In 2015, we originated a $122.2 million multifamily development commercial mortgage loan secured by an assemblage of properties in downtown Brooklyn, NY. In 2020, the loan went into default and we recorded a $30.0 million Specific CECL Allowance, due to the deterioration of market conditions attributable to COVID-19. As a result of improved market conditions we reversed $20 million of Specific CECL Allowance during the second quarter of 2021. In the second quarter of 2022, we reversed the remaining $10 million Specific CECL Allowance as a result of market rent growth and value created from development activities at the underlying property.
On August 3, 2022, we acquired legal title of the property through a deed-in-lieu of foreclosure and accounted for the asset acquisition in accordance with ASC 805, "Business Combinations." At that time, our amortized cost basis in the commercial mortgage loan was $226.5 million. We recorded the real estate assumed at a fair value of $270.1 million based on the market value of the land. We recognized a realized gain of $43.6 million, recorded within realized gain on investments on our condensed consolidated statement of operations, which reflects the difference between the fair value of the property and the carrying value of the loan at the time of acquisition. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs, including comparable sales of similar properties in the market. Since title acquisition we have capitalized an additional $21.1 million of construction and financing costs. As of September 30, 2022, our cost basis in the property was $291.1 million.
Upon taking title, we concurrently contributed the property to a joint venture with a third party real estate developer. Through our wholly owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement. Concurrently with taking title to the property, we obtained $164.8 million in construction financing on the property.
The construction financing includes a maximum commitment of $388.4 million, an interest rate of SOFR+2.55%, and current maturity of August 2026, with an option for us to extend for one year contingent upon meeting certain conditions. The construction financing agreement contains the following financial covenants: (i) our unencumbered liquidity must be greater $100.0 million and (ii) our net worth must be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. At September 30, 2022, we were in compliance with these covenants.

Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	September 30, 2022	December 31, 2021
Interest receivable	$61,512	$41,219
Loan proceeds held by servicer	9,050	3,179
Other(1)	504	3,355
Total	$71,066	$47,753
———————
(1)Includes $3.1 million of other assets from real estate owned at December 31, 2021. Refer to "Note 5 – Assets and Liabilities Related to Real Estate Owned, Held for Sale" for additional information.
Note 7 – Secured Debt Arrangements, Net

We utilize our secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements comprise secured credit facilities and a private securitization. During the nine months ended September 30, 2022, we entered into two new asset-specific credit facilities and increased borrowing capacity on three of our existing secured credit facilities.

Our borrowings under secured debt arrangements at September 30, 2022 and December 31, 2021 are detailed in the following table ($ in thousands):

	September 30, 2022			December 31, 2021
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)(4)	$1,533,896	$1,427,097	September 2026	$1,344,283	$1,329,923	September 2026
JPMorgan Facility - GBP(3)(4)	66,104	66,104	September 2026	87,497	86,849	September 2026
JPMorgan Facility - EUR(3)(4)	—	—	N/A	68,220	68,220	September 2026
Deutsche Bank Facility - USD(3)	700,000	432,269	March 2023	700,000	259,073	March 2023
Credit Suisse Facility - USD	633,798	629,026	August 2026(6)(7)	161,609	148,720	February 2025(6)(7)
HSBC Facility - GBP	336,887	336,887	April 2025	—	—	N/A
HSBC Facility - EUR	255,623	255,623	January 2026(7)	167,756	162,937	July 2022
Goldman Sachs Facility - USD	300,000	148,334	November 2025(5)	300,000	168,231	November 2025(5)
Barclays Facility - USD	200,000	125,592	June 2027(6)	200,000	32,693	March 2024
MUFG Securities Facility - GBP	179,592	179,592	June 2025(6)	—	—	N/A
Santander Facility - EUR	52,931	48,426	August 2024	—	—	N/A
Total Secured Credit Facilities	4,258,831	3,648,950		3,029,365	2,256,646
Barclays Private Securitization - GBP, EUR, SEK	1,734,264	1,715,169	January 2026(7)	1,902,684	1,902,684	August 2024(7)
Total Secured Debt Arrangements	5,993,095	5,364,119		4,932,049	4,159,330
Less: deferred financing costs	N/A	(13,533)		N/A	(9,062)
Total Secured Debt Arrangements, net(8)(9)(10)	$5,993,095	$5,350,586		$4,932,049	$4,150,268
———————
(1)As of September 30, 2022, GBP, EUR, and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.12, 0.98, and 0.09, respectively. As of December 31, 2021, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.35, 1.14 and 0.11, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Facility enables us to elect to receive advances in USD, GBP, or EUR.
(4)The JPMorgan Facility allows for $1.6 billion of maximum borrowings in total.
(5)Assumes facility enters the two-year amortization period subsequent to the November 2023 maturity, which allows for the refinancing or pay down of assets under the facility.
(6)Assumes financings are extended in line with the underlying loans.
(7)Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(8)Weighted-average borrowing costs as of September 30, 2022 and December 31, 2021 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.31% / GBP: +1.95% / EUR: +1.55% / SEK: +1.50% and USD: +2.00% / GBP: +1.86% / EUR: +1.42%/ SEK: +1.50%, respectively.
(9)Weighted average advance rates based on cost as of September 30, 2022 and December 31, 2021 were 69.5% (65.7% (USD) / 74.0% (GBP) / 73.0% (EUR) / 80.6% (SEK)) and 69.8% (67.1% (USD) / 72.7% (GBP) / 68.9% (EUR) / 80.7% (SEK)), respectively.
(10)As of September 30, 2022 and December 31, 2021, approximately 55% and 50% of the outstanding balance under these secured borrowings were recourse to us.
Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to it. As of September 30, 2022 and December 31, 2021, the weighted average haircut under our secured debt arrangements was approximately 30.5% and 30.2%, respectively. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.
Barclays Private Securitization
We are party to a private securitization with Barclays Bank plc (the "Barclays Private Securitization"). Commercial mortgage loans currently financed under the Barclays Securitization are denominated in GBP, EUR and SEK.

The Barclays Private Securitization does not include daily margining provisions and grants us significant discretion to modify certain terms of the underlying collateral including waiving certain loan-level covenant breaches and deferring or waiving of debt service payments for up to 18 months. The securitization includes loan-to-value based covenants with deleveraging requirements that are based on significant declines in the value of the collateral as determined by an annual third-party (engaged by us) appraisal process tied to the provisions of the underlying loan agreements. We believe this provides us with both cushion and predictability to avoid sudden unexpected outcomes and material repayment requirements.
The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,398,521	$1,381,632
EUR	5	690,087	685,090
SEK	1	233,280	230,964
Total	13	$2,321,888	$2,297,686

	December 31, 2021
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,767,063	$1,748,367
EUR	2	533,164	528,344
SEK	1	286,822	282,555
Total	10	$2,587,049	$2,559,266

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of September 30, 2022 ($ in thousands):

	Borrowings outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$1,046,524	April 2026
Total/Weighted-Average EUR	482,021	July 2025(3)
Total/Weighted-Average SEK	186,624	May 2026
Total/Weighted-Average Securitization	$1,715,169	January 2026
———————
(1)As of September 30, 2022, we had £936.9 million, €491.8 million, and kr2.1 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
(2)Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(3)The EUR portion of the Barclays Private Securitization has an "evergreen" feature such that the facility continues for one year and can be terminated by either party on certain dates with, depending on the date of notice, a minimum of nine to twelve months' notice.

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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheet ($ in thousands):

	September 30, 2022	December 31, 2021
Assets:
Cash	$7,375	$3,456
Commercial mortgage loans, net(1)	2,297,686	2,559,266
Other Assets	20,590	20,765
Total Assets	$2,325,651	$2,583,487
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $2.7 million and $2.0 million in 2022 and 2021, respectively)	$1,712,454	$1,900,640
Accounts payable, accrued expenses and other liabilities(2)	5,379	2,671
Total Liabilities	$1,717,833	$1,903,311
———————
(1)Net of the General CECL Allowance of $6.2 million and $11.8 million as of September 30, 2022 and December 31, 2021, respectively.
(2)Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $1.3 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net Interest Income:
Interest income from commercial mortgage loans	$30,518	$23,446	$86,695	$60,482
Interest expense	(12,668)	(7,014)	(32,830)	(18,000)
Net interest income	$17,850	$16,432	$53,865	$42,482
Reversal of (provision for) loan losses, net	889	1,819	4,698	(3,849)
Foreign currency translation gain (loss)	(50,237)	(15,866)	(111,745)	(13,976)
Net Income	$(31,498)	$2,385	$(53,182)	$24,657

At September 30, 2022, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$220,269	$671,652	$601,280	$—	$1,493,201
Deutsche Bank Facility	432,269	—	—	—	432,269
Credit Suisse Facility	—	164,323	464,703	—	629,026
HSBC Facility	—	452,042	140,468	—	592,510
Goldman Sachs Facility	112,478	—	35,856	—	148,334
Barclays Facility	—	—	125,592	—	125,592
MUFG Securities Facility	—	179,592	—	—	179,592
Santander Facility	—	48,426	—	—	48,426
Barclays Private Securitization	—	553,485	1,161,684	—	1,715,169
Total	$765,016	$2,069,520	$2,529,583	$—	$5,364,119

The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at September 30, 2022, as well as the maximum and average month-end balances for the nine months ended September 30, 2022 for our borrowings under secured debt arrangements ($ in thousands).

	As of September 30, 2022		For the nine months ended September 30, 2022
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,493,201	$2,451,227	$1,584,171	$1,407,031
Deutsche Bank Facility	432,269	633,026	432,455	403,888
Goldman Sachs Facility	148,334	240,039	164,607	155,750
Credit Suisse Facility	629,026	846,123	633,143	511,003
HSBC Facility	592,510	743,442	660,004	461,138
Barclays Facility	125,592	155,459	172,693	97,972
MUFG Securities Facility	179,592	240,904	186,860	122,151
Santander Facility	48,426	64,568	52,222	50,080
Barclays Private Securitization	1,715,169	2,303,863	1,963,837	1,830,053
Total	$5,364,119	$7,678,651
The table below summarizes the outstanding balances at December 31, 2021, as well as the maximum and average month-end balances for the year ended December 31, 2021 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2021		For the year ended December 31, 2021
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,484,992	$2,259,376	$1,484,992	$1,219,072
Deutsche Bank Facility	259,073	389,238	520,217	407,428
Goldman Sachs Facility	168,231	261,848	331,154	228,312
Credit Suisse Facility	148,720	214,124	369,182	224,351
HSBC Facility	162,937	211,813	174,717	165,958
Barclays Facility	32,693	50,241	35,193	33,526
Barclays Private Securitization	1,902,684	2,571,067	1,902,684	1,396,411
Total	$4,159,330	$5,957,707
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
We were in compliance with the covenants under each of our secured debt arrangements at September 30, 2022 and December 31, 2021.
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
The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During both the three and nine months ended September 30, 2022 and 2021, we repaid $1.3 million and $3.8 million of principal related to the 2026 Term Loan, respectively. During the three and nine months ended September 30, 2022, we repaid $0.7 million and $2.2 million of principal related to the 2028 Term Loan, respectively. During the three and nine months ended September 30, 2021, we repaid $0.8 million and $1.5 million of principal related to the 2028 Term Loan, respectively.
The following table summarizes the terms of our Term Loans as of September 30, 2022 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Spread	Maturity Date
2026 Term Loan	$483,750	$(1,280)	$(6,635)	$475,835	2.75%	5/15/2026
2028 Term Loan	295,500	(2,321)	(4,115)	289,064	3.50%	3/11/2028
Total	$779,250	$(3,601)	$(10,750)	$764,899
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
The following table summarizes the terms of our Term Loans as of December 31, 2021 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Spread	Maturity Date
2026 Term Loan	$487,500	$(1,548)	$(7,933)	$478,019	2.75%	5/15/2026
2028 Term Loan	297,750	(2,643)	(4,801)	290,306	3.50%	3/11/2028
Total	$785,250	$(4,191)	$(12,734)	$768,325
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
We were in compliance with the covenants under the Term Loans at September 30, 2022 and December 31, 2021.
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
During the three and nine months ended September 30, 2022, LIBOR exceeded the cap rate of 0.75%. As such, during the three and nine months ended September 30, 2022, we recognized income from the interest rate cap in the amount of $1.8 million and $2.0 million, respectively, which is offsetting interest expense in our condensed consolidated statement of operations. There was no such contra-expense recorded during the three and nine months ended September 30, 2021.

Note 9 – Senior Secured Notes, Net
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $494.6 million and $494.1 million, net of deferred financing costs of $5.4 million and $5.9 million, as of September 30, 2022 and December 31, 2021, respectively.
Covenants
The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of September 30, 2022 and December 31, 2021, we were in compliance with all covenants.
Note 10 – Convertible Senior Notes, Net
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. During the third quarter of 2022, we repaid the $345.0 million aggregate principal amount of the 2022 Notes in cash at par.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At September 30, 2022, the 2023 Notes had a carrying value of $229.2 million and an unamortized discount of $0.8 million.
The following table summarizes the terms of the Convertible Notes as of September 30, 2022 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2023 Notes	230,000	5.38%	5.85%	48.7187	10/15/2023	1.04
Total	$230,000
The following table summarizes the terms of the Convertible Notes as of December 31, 2021 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	0.64
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	1.79
Total	$575,000
———————
(1)Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital. The effective rate as of September 30, 2022 reflects adoption of ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity".
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

We may not redeem the 2023 Notes prior to maturity except in limited circumstances. The closing price of our common stock on September 30, 2022 of $8.30 was less than the per share conversion price of the 2023 Notes.
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
The aggregate contractual interest expense was approximately $5.5 million and $19.8 million for the three and nine months ended September 30, 2022, as compared to $7.2 million and $21.6 million for the three and nine months ended September 30, 2021, respectively. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $0.6 million and $2.1 million for the three and nine months ended September 30, 2022, as compared to $1.6 million and $4.7 million for the three and nine months ended September 30, 2021, respectively.
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
The following table summarizes our non-designated Fx forwards and our interest rate cap as of September 30, 2022:

	September 30, 2022
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	130	971,560	GBP	October 2022 - February 2027	1.98
Fx contracts - EUR	127	560,982	EUR	October 2022 - November 2025	1.97
Fx contracts - SEK	20	744,089	SEK	November 2022 - May 2026	3.15
Interest rate cap	1	500,000	USD	June 2023	0.71

The following table summarizes our non-designated Fx forwards and our interest rate cap as of December 31, 2021:

	December 31, 2021
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	125	738,178	GBP	January 2022 - February 2026	2.14
Fx contracts - EUR	90	508,541	EUR	January 2022 - November 2025	1.88
Fx contracts - SEK	20	765,138	SEK	February 2022 - May 2026	3.74
Interest rate cap	1	500,000	USD	June 2023	1.45
We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our derivatives for the nine months ended September 30, 2022 and 2021 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2022	2021	2022	2021
Forward currency contracts	Unrealized gain on derivative instruments	$108,428	$32,376	$221,623	$40,857
Forward currency contracts	Realized gain (loss) on derivative instruments	20,824	571	35,604	(1,204)
Total		$129,252	$32,947	$257,227	$39,653
In June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under our senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. The unrealized gain or loss related to the interest rate cap is recorded net under unrealized gain on interest rate hedging instruments in our condensed consolidated statement of operations. During the three and nine months ended September 30, 2022, LIBOR exceeded the cap rate of 0.75%. As such, during the three and nine months ended September 30, 2022, we recognized income from the interest rate cap in the amount of $1.8 million and $2.0 million, respectively, which is offsetting interest expense in our condensed consolidated statement of operations. There was no such contra-expense recorded during the three and nine months ended September 30, 2021. The following table summarizes the amount recognized on our condensed consolidated statements of operations related to our interest rate cap for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location of Gain Recognized in Income	2022	2021	2022	2021
Interest rate cap(1)	Unrealized gain (loss) on interest rate hedging instruments	$1,044	$(75)	$10,808	$171
Total		$1,044	$(75)	$10,808	$171
———————
(1)With a notional amount of $500.0 million at September 30, 2022 and 2021.

The following tables summarize the gross asset and liability amounts related to our derivatives at September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022			December 31, 2021
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet
Forward currency contracts	$270,871	$(33,908)	$236,963	$28,781	$(13,441)	$15,340
Interest rate cap	12,257	—	12,257	1,448	—	1,448
Total derivative assets (liabilities)	$283,128	$(33,908)	$249,220	$30,229	$(13,441)	$16,788

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
In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD at time of transfer) interest, at par, in a first mortgage loan collateralized by an office building located in London, United Kingdom that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD at time of transfer). The participation interest sold is subordinate to our remaining £71.6 million ($79.9 million assuming conversion into USD) first mortgage loan and is accounted for as a secured borrowing on our condensed consolidated balance sheet.
During the nine months ended September 30, 2022, the participation sold on commercial mortgage loans balance decreased by $4.4 million due to unrealized loss on foreign currency translation. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for further discussion of default interest being accrued on the whole position.
The table below details participations sold included in our condensed consolidated balance sheet ($ in thousands):

	September 30, 2022	December 31, 2021
Participation sold on commercial mortgage loans	$22,696	$27,064
Total participations sold	$22,696	$27,064
Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	September 30, 2022	December 31, 2021
Collateral held under derivative agreements	$276,530	$21,420
Accrued dividends payable	52,666	52,833
Accrued interest payable	30,516	16,166
Accounts payable and other liabilities(1)	15,955	9,084
General CECL Allowance on unfunded commitments(2)	2,812	3,106
Total	$378,479	$102,609
  ———————
(1)Includes $0.8 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at September 30, 2022 and $7.2 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned at December 31, 2021.
(2)Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of September 30, 2022 and December 31, 2021, respectively.
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
The term of the Management Agreement was automatically renewed for a successive one-year term on September 29, 2022, and will automatically renew on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by our independent directors in February 2022, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.
We incurred approximately $9.7 million and $28.6 million in base management fees under the Management Agreement for the three and nine months ended September 30, 2022, respectively, as compared to $9.6 million and $28.4 million for the three and nine months ended September 30, 2021, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and nine months ended September 30, 2022 we paid expenses totaling $0.9 million and $3.1 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $0.5 million and $1.7 million for the three and nine months ended September 30, 2021, respectively. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheet based on the nature of the item.
Included in payable to related party on our condensed consolidated balance sheet at September 30, 2022 and December 31, 2021 is approximately $9.7 million and $9.8 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
Loans receivable
In June 2015, we originated a $20.0 million mezzanine loan secured by pledges of equity interests in the property recorded as real estate owned - held for sale on our condensed consolidated balance sheet at September 30, 2022. The mezzanine loan was subordinate to (i) a $110.0 million mortgage loan, originated by a third party, and (ii) a $24.5 million senior mezzanine loan, originated by an affiliate of the Manager. On May 24, 2021, we purchased the $24.5 million senior mezzanine loan at par from the affiliate and acquired legal title to the hotel through a deed-in-lieu of foreclosure. Refer to "Note 5 – Assets and Liabilities Related to Real Estate Owned" for additional information.
We own three mezzanine loans, including Junior Mezzanine B Loan, and a commercial mortgage that are secured by the same ultra luxury residential property currently under construction in Manhattan, NY. During the third quarter of 2021, the Seller transferred its Junior Mezzanine B Loan position to the Company and in connection with this transfer, one of the property’s subordinate capital providers paid the Seller a price representing the Seller’s original principal balance on the Junior Mezzanine B Loan position with the Seller agreeing to forego its accrued interest on the Junior Mezzanine B Loan. During the third quarter of 2022, we refinanced our mezzanine loans, and originated a commercial mortgage loan as part of an overall recapitalization. The mezzanine positions held by entities managed by affiliates of the Manager were repaid. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information.
In September 2022, we transferred £293.4 million ($327.7 million assuming conversion into USD) of unfunded commitments related to a mixed-use development property located in London, UK to entities managed by affiliates of the Manager. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure.
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
Italian Direct Lending Structure
In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the

"AIFM"), an affiliate of the Manager. During the three and nine months ended September 30, 2022, the AIF incurred $11,000 and $57,000 in fees payable to the AIFM, which is recorded in payable to related party on our condensed consolidated balance sheet.
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
We recognized stock-based compensation expense of $4.5 million and $13.7 million during the three and nine months ended September 30, 2022. We recognized stock-based compensation expense of $4.4 million and $13.1 million during the three and nine months ended September 30, 2021, respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the nine months ended September 30, 2022:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2021	45,185	2,597,941
Granted	49,434	7,082	$0.8
Vested	(38,517)	(50,130)	N/A
Forfeiture	—	(12,524)	N/A
Outstanding at September 30, 2022	56,102	2,542,369

Below is a summary of restricted stock and RSU vesting dates as of September 30, 2022:

Vesting Year	Restricted Stock	RSU	Total Awards
2022	—	1,210,327	1,210,327
2023	52,768	886,145	938,913
2024	3,334	443,536	446,870
2025	—	2,361	2,361
Total	56,102	2,542,369	2,598,471

At September 30, 2022, we had unrecognized compensation expense of approximately $0.4 million and $21.5 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above.
RSU Deliveries
During the nine months ended September 30, 2022 and 2021 we delivered 652,501 and 553,008 shares of common stock for 1,145,091 and 953,397 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $7.0 million and $4.3 million for the nine months ended September 30, 2022 and 2021 respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.

Note 16 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2022, 140,595,995 shares of common stock were issued and outstanding, and 6,770,393 shares of 7.25% Series B-1 Preferred Stock were issued and outstanding.

Dividends. The following table details our dividend activity:

	Three months ended September 30,		Nine months ended September 30,
Dividends declared per share of:	2022	2021	2022	2021
Common Stock	$0.35	$0.35	$1.05	$1.05
Series B Preferred Stock	N/A	N/A	N/A	1.00
Series B-1 Preferred Stock	0.45	0.45	1.35	0.45
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
Loan Commitments. As described in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at September 30, 2022, we had $1.1 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.7 years weighted average tenor of these loans.
COVID-19. The COVID-19 pandemic has brought forth uncertainty and disruption to the global economy. The magnitude and duration of the COVID-19 pandemic and its impact on our borrowers and their tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and its new variants, the success of actions taken to contain or treat the pandemic, including vaccination and other treatments, disparities in vaccination rates and vaccine hesitancy, and reactions by consumers, companies, governmental entities and capital markets. The ultimate impact of the COVID-19 pandemic, including the continued impact and uncertainty resulting from COVID-19 variants, supply chain disruptions and labor shortages, rising inflation and increases in interest rates on the global economy could materially disrupt our business operations and impact our financial performance.
As of September 30, 2022, we have not recorded any contingencies on our condensed consolidated balance sheet related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to "Note 2 - Summary of Significant Accounting Policies" for further discussion regarding COVID-19.
Note 18 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheet at September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$319,264	$319,264	$343,106	$343,106
Commercial mortgage loans, net	8,013,469	7,991,134	7,012,312	6,945,038
Subordinate loans and other lending assets, net(1)	717,837	718,524	844,948	725,906
Secured debt arrangements, net	(5,350,586)	(5,350,586)	(4,150,268)	(4,150,268)
Senior secured term loans, net	(764,899)	(749,917)	(768,325)	(782,995)
Senior secured notes, net	(494,644)	(375,845)	(494,051)	(489,175)
2022 Notes	—	—	(343,117)	(347,552)
2023 Notes	(229,175)	(230,000)	(226,862)	(231,150)
Participations sold	(22,696)	(22,696)	(27,064)	(27,064)
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

The table below presents the computation of basic and diluted net income per share of common stock for the three and nine months ended September 30, 2022 and 2021 ($ in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic Earnings
Net income	$183,030	$60,392	$269,219	$186,418
Less: Preferred dividends	(3,068)	(3,126)	(9,204)	(9,896)
Net income available to common stockholders	$179,962	$57,266	$260,015	$176,522
Less: Dividends on participating securities	(898)	(874)	(2,698)	(2,570)
Basic Earnings	$179,064	$56,392	$257,317	$173,952

Diluted Earnings
Basic Earnings	$179,064	$56,392	$257,317	$173,952
Add: Dividends on participating securities	898	874	2,698	2,570
Add: Interest expense on Convertible Notes	5,684	8,277	20,608	24,783
Diluted Earnings	$185,646	$65,543	$280,623	$201,305

Number of Shares:
Basic weighted-average shares of common stock outstanding	140,594,987	139,891,777	140,513,957	139,860,882
Diluted weighted-average shares of common stock outstanding	164,350,132	170,884,172	169,252,602	170,836,682

Earnings Per Share Attributable to Common Stockholders
Basic	$1.27	$0.40	$1.83	$1.24
Diluted	$1.13	$0.38	$1.66	$1.18
The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Convertible Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and nine months ended September 30, 2022, 21,187,719 and 26,057,847, weighted-average potentially issuable shares with respect to the Convertible Notes, respectively, were included in the dilutive earnings per share denominator. For the three and nine months ended September 30, 2021, 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
For the three and nine months ended September 30, 2022, 2,567,427 and 2,680,798 weighted-average unvested RSUs, respectively, were included in the calculation of diluted net income per share because the effect was dilutive. For the three and nine months ended September 30, 2021, 2,459,124 and 2,442,530 weighted-average unvested RSUs, respectively, were included in the calculation of diluted net income per share because the effect was dilutive.
Note 20 – Subsequent Events
Subsequent to the quarter ended September 30, 2022, the following events took place:
Investment activity: We funded approximately $34.6 million for previously closed loans.
Loan Repayments: We received approximately $112.6 million from loan repayments including the $59.5 million full repayment of a floating rate loan secured by a luxury hotel located in Fort Lauderdale, FL.

Other Loan Activity: Subsequent to quarter end, our risk rated 5 loan collateralized by a hotel property in Atlanta, GA went into maturity default. We are in discussions with the sponsor regarding consensual foreclosure and expect to reach an agreement by the first quarter of 2023.

Financing Activity: We amended our Deutsche Bank Facility to allow for an additional one-year extension option that allows us to extend the facility by twelve months, to March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
We make forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission ("SEC"), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: the macro- and micro-economic impact of the COVID-19 pandemic, increasing interest rates and inflation; the severity and duration of the COVID-19 pandemic, including the emergence and spread of COVID-19 variants; actions taken by governmental authorities to contain the COVID-19 pandemic or treat its impact; the efficacy of the vaccines or other remedies and the speed of their distribution and administration; the impact of the COVID-19 pandemic on our financial condition, results of operations, liquidity and capital resources; market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.
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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $515.0 billion as of June 30, 2022.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Current Market Conditions

During the first quarter of 2020, there was a global outbreak of COVID-19, which was declared by the World Health Organization as a pandemic. The ongoing COVID-19 pandemic has adversely impacted global economic activity and has contributed to significant volatility in financial markets. Due to various uncertainties, including the rise of new variants, the severity of such new variants, disparities in vaccination rates and vaccine hesitancy, the ultimate duration of the pandemic, and additional actions that may be taken by governmental authorities, further business risks could arise. Although more normalized activities have resumed and there has been improved global economic activity due to global and domestic vaccination efforts, we are not in a position to estimate the ultimate impact COVID-19 and its variants will have on our business and the economy as a whole, including longer-term macroeconomic effects on supply chains, inflation and labor shortages. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. The effects of COVID-19 and its variants have adversely impacted the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully. Some of the factors that impacted us to date and may continue to affect us are outlined in Item 1A. "Risk Factors."
Critical Accounting Policies and Use of Estimates

A summary of our critical accounting policies is set forth in our Annual Report under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates."
Real Estate Owned (and Related Debt)
From time to time, we may obtain legal title to the collateral from our loans due to non-performance. This acquisition of real estate is accounted for using the acquisition method under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations." We recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree, if applicable, based on their relative fair values. Once real estate assets have been recorded at fair value they are evaluated for impairment on a quarterly basis. Please refer to "Note 2 – Summary of Significant Accounting Policies," "Note 3 – Fair Value Disclosure," and "Note 5 – Assets and Liabilities Related to Real Estate Owned” for more information regarding real estate owned and our valuation methodology.
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

Current Expected Credit Losses ("CECL")

We measure and record potential expected credit losses related to our loan portfolio in accordance with the CECL Standard. The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The FASB recognizes the WARM method as an acceptable approach for computing current expected credit losses. We have adopted the WARM method to determine the General CECL Allowance for the majority of loans in our portfolio, applied on a collective basis by assets with similar risk characteristics. If we determine that a borrower or sponsor is experiencing financial difficulty, we will record loan-specific allowances (our Specific CECL Allowance). Refer to “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements of our most recent annual report on Form 10-K and “Note 4 Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net” for further discussion regarding CECL.
General CECL Allowance
There are various significant assumptions required to estimate our General CECL Allowance which include deriving and applying an annual historical loss rate, forecasting and analyzing the impacts of macroeconomic conditions and the timing of expected repayments, satisfactions and future fundings.
We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the third quarter of 2022 provided by a third party, Trepp LLC. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. Selecting these filters requires the use of significant judgment. The historical loss rate, and ultimately General CECL Allowance we calculated, is sensitive to the CMBS dataset that we select.
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
Loan Portfolio Overview
The following table sets forth certain information regarding our loan portfolio as of September 30, 2022 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at carrying value(5)
Commercial mortgage loans, net	$8,013,469	5.7%	6.5%	$5,364,119	4.3%	$2,649,350
Subordinate loans and other lending assets, net	717,837	6.5%	7.1%	—	—	717,837
Total/Weighted-Average	$8,731,306	5.8%	6.5%	$5,364,119	4.3%	$3,367,187
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of September 30, 2022 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $13.5 million.
(4)    Cost of funds includes weighted average spread and applicable benchmark rates as of September 30, 2022 on secured debt arrangements.
(5)    Represents loan portfolio at carrying value less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of September 30, 2022 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Hotel	3	10/2019	$304	$28		Y	08/2024	Various, Spain
2	Hotel	3	11/2021	186	20		Y	11/2026	Various, UK/Ireland
3	Hotel	3	05/2022	178	25		Y	06/2027	Napa Valley, CA
4	Hotel	3	04/2018	152	—			04/2023	Honolulu, HI
5	Hotel	3	07/2021	146	33			08/2026	Various, US
6	Hotel	3	09/2015	146	—			06/2024	Manhattan, NY
7	Hotel	3	11/2021	123	41	Y		12/2026	St. Thomas, USVI
8	Hotel	3	08/2019	117	—			08/2024	Puglia, Italy
9	Hotel	3	10/2021	99	—			11/2026	New Orleans, LA
10	Hotel(3)(6)	5	03/2017	98	—			10/2022	Atlanta, GA
11	Hotel	3	11/2018	90	—			12/2023	Vail, CO
12	Hotel	3	12/2019	60	—			01/2025	Tucson, AZ
13	Hotel	3	05/2021	59	2		Y	06/2026	Fort Lauderdale, FL
14	Hotel	3	05/2019	52	—			06/2024	Chicago, IL
15	Hotel	3	12/2015	42	—			08/2024	St. Thomas, USVI
16	Hotel	3	10/2021	39	39			10/2026	Lake Como, Italy
17	Hotel	3	02/2018	27	—			11/2024	Pittsburgh, PA
18	Hotel	3	12/2021	21	28			06/2025	Dublin, Ireland
19	Office	3	01/2020	224	66		Y	02/2025	Long Island City, NY
20	Office	3	03/2022	218	47		Y	04/2027	Manhattan, NY
21	Office	3	02/2020	188	—			02/2025	London, UK
22	Office	3	06/2019	183	13			08/2026	Berlin, Germany

23	Office	3	02/2022	144	—			06/2025	Milan, Italy
24	Office	3	02/2022	128	384	Y		02/2027	London, UK
25	Office	3	11/2017	121	—			01/2023	Chicago, IL
26	Office(1)	3	12/2017	103	—		Y	10/2022	London, UK
27	Office	3	06/2022	87	—			06/2025	Rome, Italy
28	Office	3	03/2018	86	—		Y	07/2023	Chicago, IL
29	Office	3	11/2021	33	38	Y		11/2025	Milan, Italy
30	Retail	3	04/2022	417	34			04/2027	Various, UK
31	Retail	3	10/2021	362	—			10/2026	Various, UK
32	Retail	3	08/2019	249	—		Y	09/2025	Manhattan, NY
33	Retail	3	05/2022	155	—			06/2027	Various, US
34	Retail(3)	5	11/2014	104	—			09/2023	Cincinnati, OH
35	Residential(4)	3	08/2022	354	4			09/2024	Manhattan, NY
36	Residential	3	12/2021	195	15			12/2026	Various, UK
37	Residential	3	12/2018	136	43		Y	12/2023	Manhattan, NY
38	Residential	3	12/2021	101	31			01/2027	Manhattan, NY
39	Residential	3	05/2022	89	4			06/2027	Manhattan, NY
40	Residential	3	05/2021	82	—		Y	05/2026	Cleveland, OH
41	Residential	3	12/2019	60	7		Y	11/2025	Boston, MA
42	Residential	3	04/2014	59	—			07/2023	Various
43	Residential	3	11/2014	50	—			06/2023	Various, US
44	Residential	3	12/2021	32	—		Y	01/2026	Hallandale Beach, FL
45	Healthcare	3	03/2022	372	—			03/2027	Various, MA
46	Healthcare	3	10/2019	180	—			10/2024	Various, UK
47	Mixed Use	3	12/2019	281	88	Y	Y	06/2025	London, UK
48	Mixed Use	3	03/2022	134	42		Y	03/2027	Brooklyn, NY
49	Mixed Use	3	06/2022	59	58	Y	Y	06/2026	London, UK
50	Mixed Use	3	12/2019	39	—			09/2023	London, UK
51	Parking Garages	3	05/2021	270	5			05/2026	Various, US
52	Industrial	3	03/2021	232	—			05/2026	Various, Sweden
53	Portfolio(2)	3	06/2021	207	20			06/2026	Various, Germany
54	Caravan Parks	3	02/2021	183	—			02/2028	Various, UK
55	Urban Predevelopment(3)	5	01/2016	176	—			09/2023	Miami, FL
	General CECL Allowance			(19)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.1		$8,013	$1,115			3.1 Years

Subordinate Loan and Other Lending Assets Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(4)	3	05/2020	$232	$—		Y	09/2024	Manhattan, NY
2	Residential(4)	3	06/2015	187	13		Y	09/2024	Manhattan, NY
3	Residential(3)(4)	5	11/2017	52	—		Y	09/2024	Manhattan, NY
4	Office	3	01/2019	100	—			12/2025	Manhattan, NY
5	Office	3	08/2017	8	—			09/2024	Troy, MI
6	Healthcare(5)	3	07/2019	51	—		Y	06/2024	Various, US
7	Hotel	3	06/2015	23	—			07/2025	Phoenix, AZ
8	Hotel	3	06/2018	20	—			06/2023	Las Vegas, NV
9	Industrial	2	05/2013	32	—			05/2023	Various, US
10	Mixed Use	3	02/2019	16	—			10/2022	London, UK
	General CECL Allowance			(3)
	Subtotal / Weighted-Average Subordinate Loans and Other Lending Assets	3.1		$718	$13			2.0 Years

Total / Weighted-Average Loan Portfolio	3.1	$8,731	$1,128	3.0 Years
———————
(1)Includes $22.7 million of a subordinate participation sold accounted for as secured borrowing.
(2)Includes portfolio of office, industrial, and retail property types.
(3)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(4)Loans are secured by the same property.
(5)Single Asset, Single Borrower CMBS.
(6)Loan went into maturity default subsequent to the quarter ended September 30, 2022.

Our average asset and debt balances for the nine months ended September 30, 2022 were ($ in thousands):

	Average month-end balances for the nine months ended September 30, 2022
Description	Assets	Related debt
Commercial mortgage loans, net	$7,977,494	$5,039,066
Subordinate loans and other lending assets, net	786,893	—
Subordinate loans, held for sale	833	—
Portfolio Management
Due to the impact of COVID-19, including longer-term macroeconomic effects on supply chains, inflation and labor shortages, some of our borrowers have experienced challenges which have prevented the execution of their business plans and in some cases, resulted in temporary closures. As a result, we have worked with borrowers to execute loan modifications which are typically coupled with additional equity contributions from borrowers. Loan modifications to date have included repurposing of reserves, temporary deferrals of interest or principal, and partial deferral of coupon interest as payment-in-kind interest.
Investment Activity
During the nine months ended September 30, 2022, we committed $3.5 billion of capital to loans ($2.8 billion was funded at closing). In addition, during the nine months ended September 30, 2022, we received $1.5 billion in repayments and funded $0.5 billion for commitments closed prior to 2022.
Net Income Available to Common Stockholders
For the nine months ended September 30, 2022 and 2021, our net income available to common stockholders was $260.0 million, or $1.66 per diluted share of common stock, and $176.5 million, or $1.18 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Three months ended		Q3'22 vs. Q2'22
	September 30, 2022	June 30, 2022
Net interest income:
Interest income from commercial mortgage loans	$120,821	$99,386	$21,435
Interest income from subordinate loans and other lending assets	13,354	14,530	(1,176)
Interest expense	(72,302)	(56,529)	(15,773)
Net interest income	61,873	57,387	4,486
Operations related to real estate owned:
Revenue from real estate owned operations	14,428	18,630	(4,202)
Operating expenses related to real estate owned	(13,308)	(13,134)	(174)
Net income related to real estate owned	1,120	5,496	(4,376)
Operating expenses:
General and administrative expenses	(7,184)	(7,130)	(54)
Management fees to related party	(9,719)	(9,632)	(87)
Total operating expenses	(16,903)	(16,762)	(141)
Other income	285	68	217
Realized gain on investments	43,577	—	43,577
Reversal of loan losses - Specific CECL Allowance, net	53,000	3,000	50,000
Reversal of (provision for) loan losses - General CECL Allowance, net	2,564	(2,056)	4,620
Gain on foreign currency forward contracts	129,252	105,213	24,039
Foreign currency translation loss	(92,782)	(84,838)	(7,944)
Gain on interest rate hedging instruments	1,044	3,443	(2,399)
Net income	$183,030	$70,951	$112,079

Net Interest Income
Net interest income increased by $4.5 million during the three months ended September 30, 2022 compared to the three months ended June 30, 2022. The increase in interest income was primarily due to higher average index rates in the current period: average U.S. LIBOR increased by 1.48%, average U.S. SOFR increased by 1.50%, average Daily SONIA increased by 0.66% from the three months ended June 30, 2022 to the three months ended September 30, 2022. Average EURIBOR increased by 0.49% during three months ended September 30, 2022 above the 0.0% floors taken during the three months ended June 30, 2022. The increase in interest expense was primarily due to (i) higher average index rates in the current period, as noted above, and (ii) an increase in the weighted average balance of our outstanding debt facilities by $135.2 million for the three months ended September 30, 2022, as compared to three months ended June 30, 2022, which was partially offset by a decrease in interest expense related to the payoff of the 2022 Notes.
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
The hotel operations generated $1.1 million of net income during the three months ended September 30, 2022 compared to $5.5 million of net income during the three months ended June 30, 2022. The decrease in net income from hotel operations primarily relates to the decrease in hotel occupancy and events held due to seasonality of hotel operations during the three months ended September 30, 2022 compared to the three months ended June 30, 2022.
Refer to "Note 5 - Assets and Liabilities Related to Real Estate Owned" for more information related to our impairment and realized losses on real estate owned.

Operating Expenses
General and administrative expenses
General and administrative expenses remained generally the same for the three months ended September 30, 2022 compared to the three months ended June 30, 2022.
Management fees to related party
Management fee expense remained generally the same for the three months ended September 30, 2022 compared to the three months ended June 30, 2022.
Other income
Other income remained generally the same for the three months ended September 30, 2022 compared to the three months ended June 30, 2022.
Realized gain on investments
During the three months ended September 30, 2022, a $43.6 million realized gain on investments was recorded in connection with the title acquisition for one of our first mortgage loans secured by a multifamily development in Brooklyn, NY. The gain reflects the difference between the fair value of the property and the carrying value of the loan at the time of acquisition.
Refer to "Note 5 - Assets and Liabilities Related to Real Estate Owned" for more information related to our realized gain on investments.
Reversals of loan losses - Specific CECL Allowance, net
Our Specific CECL Allowance decreased by $53.0 million during the three months ended September 30, 2022. We reversed $53.0 million of previously recorded Specific CECL allowance on an urban predevelopment first mortgage loan in Miami, FL, because the collateral which secures the loan is under contract to be sold in the near term at a higher value than carrying value of the loan pre-reversal.
During the three months ended June 30, 2022, we reversed $10.0 million of previously recorded allowance on a loan related to a multifamily development in Brooklyn, NY, due to market rent growth and value created from development activities, which was partially offset by a $7.0 million allowance on a loan secured by a hotel in Atlanta, GA resulting from the hotel having a slower than expected recovery from the COVID-19 pandemic.
Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance.
Reversal of (provision for) loan losses - General CECL Allowance, net
Our General CECL Allowance decreased by $2.6 million during the three months ended September 30, 2022 compared to the three months ended June 30, 2022 due to portfolio seasoning and sale of unfunded commitments, which was partially offset by one new loan origination and a more adverse macroeconomic outlook.. The General CECL Allowance increased by $2.1 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 as a result of new loan originations and a more adverse macroeconomic outlook.
Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Foreign currency translation loss and gain on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When gains and losses on foreign currency translation and derivative instruments are evaluated on a combined basis, the net impact for the three months ended September 30, 2022 and June 30, 2022 was a $36.5 million and $20.4 million gain, respectively.
The increase from the previous quarter represents a timing difference between the valuation on the foreign currency forward contracts, which are valued using spot rates, forward point estimates, and discount factors, and the foreign currency translation calculation which uses only spot rates. Additionally, as rates fell significantly during the quarter our unrealized gain from derivative instruments, including derivative instruments related to our future expected interest cash flow, increased. As derivative instruments related to our future expected interest cash flow have no offset in foreign currency (loss) they are accounting for some of the variance noted above.
Gain on interest rate hedges
During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. During the three months ended September 30, 2022 and June 30, 2022, the interest rate cap had an unrealized gain of $1.0 million and $3.4 million, respectively. The decrease in the unrealized gain is a result of the nearing maturity of the cap offset by the current interest rate forward curve.

Subsequent Events
Refer to "Note 20 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2022.
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
Our current debt obligations consist of $1.5 billion of corporate debt at face value and $5.4 billion of asset financings. Our corporate debt includes: (i) $779.3 million of term loan borrowings, (ii) $500.0 million of senior secured notes, and (iii) $230.0 million of convertible notes. Our asset specific financings are generally tied to the underlying loans and we anticipate repayments of $765.0 million of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.
In addition to our debt obligations, as of September 30, 2022, we had $1.1 billion of unfunded loan commitments. We expect that approximately $565.2 million will be funded to existing borrowers in the short term.
We have various sources of liquidity that we are able to use to satisfy our short and long term obligations. As of September 30, 2022, we had $319.3 million of cash on hand. As of September 30, 2022, we also held approximately $1.1 billion of unencumbered assets, consisting of $517.8 million of senior mortgages and $534.1 million of mezzanine loans. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings.
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
We also have interests in two unconsolidated joint ventures, each of which owns underlying properties that secure one of our first mortgage loans, respectively and are accounted for as off-balance-sheet arrangements. The unconsolidated joint ventures were deemed to be Variable Interest Entities ("VIEs"), of which we are not the primary beneficiary. Accordingly, the VIEs are not consolidated in our condensed consolidated financial statements as of September 30, 2022. Our maximum exposure to loss from these commercial mortgage loans is limited to their carrying value, which as of September 30, 2022 was $227.2 million. Although there is risk of loss we have no contractual obligation to fund any additional capital into the joint ventures.
Borrowings Under Various Financing Arrangements
The table below summarizes the outstanding balances and maturities for our various financing arrangements:

	September 30, 2022		December 31, 2021
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured credit facilities	$3,648,950	January 2026	$2,256,646	October 2025
Barclays Private Securitization	1,715,169	January 2026	1,902,684	August 2024
Total Secured debt arrangements	$5,364,119		$4,159,330
Senior secured term loans	$779,250	January 2027	$785,250	January 2027
Senior secured notes	500,000	June 2029	500,000	June 2029
Convertible senior notes	230,000	October 2023	575,000	February 2023
Total Borrowings	$6,873,369		$6,019,580
———————
(1)Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)Maturity dates represent weighted average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
Secured Credit Facilities
As of September 30, 2022, we had entered into secured debt arrangements with seven secured credit facilities through wholly-owned subsidiaries. Terms under various master repurchase agreements vary by secured credit facility.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Condensed Consolidated Financial Statements for additional disclosure regarding our secured credit facilities.
Barclays Private Securitization
In June 2020, through a newly formed entity, we entered into a private securitization with Barclays Bank plc. As of September 30, 2022, we had £936.9 million, €491.8 million, and kr2.1 billion ($1.7 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Condensed Consolidated Financial Statements for additional disclosure regarding our Barclays Private Securitization.
Senior Secured Term Loans
In May 2019, we entered into the $500.0 million 2026 Term Loan and in March 2021, we entered into the $300.0 million 2028 Term Loan (collectively Term Loans). The outstanding Term Loans principal balance as of September 30, 2022 and December 31, 2021 was $779.3 million and $785.3 million, respectively.
Refer to “Note 8 – Senior Secured Term Loans, Net” of our Condensed Consolidated Financial Statements for additional disclosure regarding our 2026 Term Loan and 2028 Term Loan.”
Senior Secured Notes
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes had a carrying value of $494.6 million and $494.1 million, net of deferred financing costs of $5.4 million and $5.9 million, as of September 30, 2022 and December 31, 2021, respectively.
Refer to “Note 9 – Senior Secured Notes, Net” of our Condensed Consolidated Financial Statements for additional disclosure regarding our 2029 Notes.
Convertible Senior Notes
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. During the third quarter of 2022, we repaid the $345.0 million aggregate principal amount of the 2022 Notes.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At September 30, 2022, the 2023 Notes had a carrying value of $229.2 million and an unamortized discount of $0.8 million.

Refer to “Note 10 – Convertible Senior Notes, Net” of our Condensed Consolidated Financial Statements for additional disclosure regarding our Convertible Notes.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2022	December 31, 2021
Debt to Equity Ratio(1)	2.8	2.4
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
At September 30, 2022, our debt-to-equity ratio was 2.8 and our portfolio was comprised of $8.0 billion of commercial mortgage loans and $717.8 million of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loans and other lending assets given built-in inherent structural leverage.
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
As of September 30, 2022, and December 31, 2021 we had 6,770,393 shares of Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference.

Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.
The following table details our dividend activity:

	Three months ended		Nine months ended
Dividends declared per share of:	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Common Stock	$0.35	$0.35	$1.05	$1.05
Series B Preferred Stock	N/A	N/A	N/A	1.00
Series B-1 Preferred Stock	0.45	0.45	1.35	0.45

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
For the three and nine months ended September 30, 2022, our Distributable Earnings were $95.9 million, or $0.67 per share, and $194.8 million, or $1.36 per share, respectively, as compared to $49.2 million, or $0.35 per share, and $143.6 million, or $1.01 per share, respectively, for the same period in the prior year.
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
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted-Averages	Shares	Shares	Shares	Shares
Diluted shares - GAAP	164,350,132	170,884,172	169,252,602	170,836,682
Potential shares issued under conversion of the Convertible Notes	(21,187,719)	(28,533,271)	(26,057,847)	(28,533,271)
Unvested RSUs	—	—	—	—
Diluted shares - Distributable Earnings	143,162,413	142,350,901	143,194,755	142,303,411

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
As discussed in "Note 5 – Assets and Liabilities Related to Real Estate Owned", during the three and nine months ended September 30, 2022, we recorded a $43.6 million realized gain on investments reflecting the difference between the fair value of a multifamily development property located in Brooklyn, NY acquired through a deed-in-lieu of foreclosure and the amortized cost of the loan at the time of foreclosure.
As discussed in "Note 5 – Assets and Liabilities Related to Real Estate Owned" during the three and nine months ended September 30, 2021, we recorded $20.0 million realized loss on investments reflecting the difference between the fair value of a hotel acquired through a deed-in-lieu of foreclosure and the amortized cost of the loan at the time of foreclosure. Additionally, during the nine months ended September 30, 2021, we recorded an impairment of $0.6 million on our real estate owned, held for sale due to increased costs to sell.
We also believe it is useful to our investors to present Distributable Earnings prior to realized gains (losses) and impairments on real estate owned and investments to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to realized gains (losses) and impairments on real estate owned and investments, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.
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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to realized gains (losses) and impairments on real estate owned and investments ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income available to common stockholders	$179,962	$57,266	$260,015	$176,522
Adjustments:
Equity-based compensation expense	4,518	4,405	13,734	13,149
Gain on foreign currency forwards	(129,252)	(32,947)	(257,227)	(39,653)
Foreign currency loss, net	92,782	24,413	210,138	27,808
Unrealized loss (gain) on interest rate cap	(1,044)	75	(10,808)	(171)
Realized gains (losses) relating to interest income on foreign currency hedges, net	2,908	(219)	8,020	(1,558)
Realized gains relating to forward points on foreign currency hedges, net	1,545	63	8,168	75
Amortization of the convertible senior notes related to equity reclassification	—	824	—	2,436
Depreciation and amortization on real estate owned	—	1,096	704	1,548
Reversal of current expected credit loss allowance, net	(55,564)	(5,766)	(37,897)	(36,590)
Realized (gains) losses and impairments on real estate owned and investments	(43,577)	—	(43,577)	20,550
Total adjustments:	(127,684)	(8,056)	(108,745)	(12,406)
Distributable Earnings prior to realized gains (losses) and impairments on real estate owned and investments	$52,278	$49,210	$151,270	$164,116

Realized gains (losses) and impairments on real estate owned and investments	$43,577	$—	$43,577	$(20,550)
Distributable Earnings	$95,855	$49,210	$194,847	$143,566
Diluted Distributable Earnings per share prior to realized gains (losses) and impairments on real estate owned and investments	$0.37	$0.35	$1.06	$1.15
Diluted Distributable Earnings per share of common stock	$0.67	$0.35	$1.36	$1.01
Weighted-average diluted shares - Distributable Earnings	143,162,413	142,350,901	143,194,755	142,303,411

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	September 30, 2022	December 31, 2021
Stockholders' Equity	$2,407,685	$2,294,626
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$2,238,425	$2,125,366
Common Stock	140,595,995	139,894,060
Book value per share	$15.92	$15.19
The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2021	$15.19
General CECL Allowance	0.28
Book value per share at December 31, 2021 prior to General CECL Allowance and depreciation and amortization	$15.47
Earnings in excess of dividends	0.02
Realized gain on investments	0.31
Net unrealized gain on currency and interest rate hedges	0.29
Reversal of Specific CECL Allowance	0.18

Vesting and delivery of RSUs	(0.12)
Adoption of ASU 2020-06	(0.02)
Other	(0.01)
Book value per share at September 30, 2022 prior to General CECL Allowance and depreciation and amortization	$16.12
General CECL Allowance and depreciation and amortization	(0.20)
Book value per share at September 30, 2022	$15.92

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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following September 30, 2022, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)
GBP	$663,050	$3,315	$0.02	$(3,315)	$(0.02)
USD	698,037	6,255	0.04	(6,255)	(0.04)
EUR	390,668	1,953	0.01	(1,953)	(0.01)
SEK	46,656	233	—	(233)	—
Total:	$1,798,411	$11,756	$0.07	$(11,756)	$(0.07)
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
Market Risk
Commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; pandemics; natural disasters and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses. Market volatility has been particularly heightened due to the COVID-19 pandemic. COVID-19 and its variants have disrupted economic activities and could have a continued significant adverse effect on economic and market conditions including rising inflation, increases in interest rates, limited lending from financial institutions, depressed asset values, and limited market liquidity.
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
During the period ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Apollo Commercial Real Estate Finance, Inc.

October 24, 2022	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

October 24, 2022	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)