Form 10-K
period 2022-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2023-02-08
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,450,121,147 based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange
As of February 7, 2023, there were 141,266,039 shares, $0.01 par value per share, of the registrant’s common stock issued and outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Part
III of this annual report on Form 10-K.

FORWARD-LOOKING INFORMATION
In this annual report on Form 10-K, references to "ARI," "Company," "we," "us," or "our" refer to Apollo Commercial Real Estate Finance, Inc. and its subsidiaries; references to the "Manager" refer to ACREFI Management, LLC, an indirect subsidiary of Apollo Global Management, Inc., unless specifically stated otherwise or the context otherwise indicates.
We make forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission ("SEC"), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: the macro- and micro-economic impact of the coronavirus ("COVID-19") pandemic; increasing interest rates and inflation; market trends in our industry, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.
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

•Major public health issues, including the ongoing COVID-19 pandemic, and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.
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
Risks Related to Our Assets
•We may not achieve our weighted-average all-in yield on our assets, which may lead to future returns that may be significantly lower than anticipated.
•The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.
•The commercial mortgage loans and other commercial real estate-related loans we acquire or originate are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.
•Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.
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
Item 1. Business
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

We are externally managed and advised by the Manager, an indirect subsidiary of Apollo Global Management, Inc. (together with its subsidiaries, "Apollo"), a global, high-growth alternative asset manager with assets under management of approximately $523.0 billion as of September 30, 2022. The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Our principal business objective is to acquire our target assets in order to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2022, we held a diversified portfolio comprised of approximately $8.1 billion of commercial mortgage loans and $0.6 billion of subordinate loans and other lending assets. As of December 31, 2022, we had financed this portfolio with $5.3 billion of secured debt arrangements, $230.0 million aggregate principal amount of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes"), $777.3 million senior secured term loans (the "Term Loans"), $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes") and $164.8 million construction loan related to our real estate owned held for investment.
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
FINANCING STRATEGY
We use borrowings as part of our financing strategy, in addition to raising capital through public offerings of our equity and debt securities. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in our investment portfolio, the potential for losses and extension risk in our investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of our financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the type of collateral underlying such target assets. In utilizing leverage, we seek to enhance equity returns while limiting interest rate exposure. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loans and other lending assets given built-in inherent structural leverage. We obtain financing through a variety of sources including secured credit facilities, private securitizations and corporate-level debt. As of December 31, 2022, we had $3.5 billion of borrowings outstanding under our secured debt arrangements with eight secured credit facilities and $1.9 billion of borrowings outstanding under our private securitization with Barclays Bank, plc (the "Barclays Private Securitization"). During the year ended December 31, 2022, we entered into two new credit facilities, which provided $252.1 million of additional liquidity, and upsized three of our existing credit facilities by $1.1 billion. Further, we obtained construction financing in the amount of $164.8 million (with a total capacity of $388 million) from a major money center bank who is a new counterparty for us. In addition, as of December 31, 2022, we had $1.5 billion of corporate level debt including Term Loans, Senior Secured Notes due 2029 (the "2029 Notes") and Convertible Notes due 2023 ("2023 Notes"). In the future, we may increase or decrease our borrowing levels and also seek to raise further equity or debt capital in order to achieve our investment strategy.
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
See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our borrowings and hedging as of December 31, 2022.

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
AVAILABLE INFORMATION
We maintain a website at www.apollocref.com and make available, items including: (a) the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Director Independence Standards, (d) Code of Business Conduct and Ethics, and (e) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. The information on our website does not form a part of and is not incorporated by reference into this annual report on Form 10-K. Our documents filed with, or furnished to, the SEC are also available for review at the SEC’s website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations at Apollo Commercial Real Estate Finance, Inc., c/o Apollo Global Management, Inc., 9 West 57th Street, 42nd Floor, New York, New York 10019.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. The result of these incidents could include disrupted operations, misstated or unreliable financial data, disrupted market price of our common stock, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our investor relationships. These risks require continuous and likely increasing attention and other resources from us, Apollo and third-party service providers to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for the Manager's employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that such efforts will be effective. Additionally, the cost of maintaining such systems and processes, procedures and internal controls may increase from its current level.
In the normal course of business, we and our third-party service providers collect and retain certain personal information provided by borrowers, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk.
Our business depends on the communications and information systems of Apollo and other third-party service providers. Such systems may fail to operate properly or become disabled as a result of cyber incidents. Any failure or interruption of the systems of Apollo or any other counterparties that we rely on could cause delays or other problems and could have a material adverse effect on our operating results. None of we, the Manager or Apollo has experienced any material breach of cybersecurity. However, we can provide no assurance that the networks and systems that we, the Manager, Apollo or our third-party service providers have established or use will be effective. As our reliance on technology has increased, so have the risks posed to our communications and information systems, both internal and those provided by the Manager, Apollo and third-party service providers. Apollo's processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
Even if we are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we do business, may occur, and such events could disrupt our normal business operations and networks in the future.
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
The U.S. government, the U.S. Federal Reserve, the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions involving intervention in the economic and financial system and regulatory reform of the oversight of financial markets. In 2010, former President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which has changed the regulation of financial institutions and the financial services industry, including the mortgage industry. The current regulatory environment may be impacted by recent and potential future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. The Biden Administration is likely to take a more active approach to banking and financial regulation than the prior Trump Administration, particularly to promote policy goals involving climate change, racial equity, ESG matters, consumer financial protection and infrastructure, which could affect our business and operations if enacted. However, with a Republican majority in the U.S. House of Representatives, we cannot predict whether the Biden Administration will be able to enact any significant legislative measures in these areas.
In addition, the substance of regulatory supervision may be influenced through the appointment of individuals to the U.S. Federal Reserve Board and other financial regulatory bodies. With the support of a Democratic majority in the Senate, President Biden may be more likely to be able to have his nominees to such bodies confirmed and, accordingly, carry out the Administration's regulatory agenda.
We cannot predict the ultimate content, timing, or effect of legislative and regulatory actions under the Biden Administration, nor is it possible at this time to estimate the impact of any such actions which could have a dramatic impact on our business, results of operations and financial condition.
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
The United Kingdom left the European Union on January 31, 2020, an event commonly referred to as "Brexit." The United Kingdom and the European Union have entered into a trade and cooperation agreement governing certain aspects of their relationship. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. However, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before Brexit. These developments have had and may continue to have a material adverse effect on global economic conditions and financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Since we and our borrowers rely on access to the financial markets in order to refinance our debt liabilities and gain access to new financing, ongoing political uncertainty and any worsening of the economic environment may reduce our and our borrowers' ability to refinance existing and future liabilities or gain access to new financing, in each case on favorable terms or at all. For these reasons, Brexit could have adverse consequences on our business, financial condition and results of operations. As of December 31, 2022, we had $2.5 billion, or 28.4%, of our portfolio (by carrying value) invested in the United Kingdom.
Major public health issues, including the ongoing COVID-19 pandemic, and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.

In recent years, the outbreaks of a number of diseases, including avian influenza, H1N1, and other viruses have increased the risk of a pandemic or major public health issues. Since December 2019, COVID-19 and its variants have spread globally, including in the United States, and have continued to adversely impact global economic activity and contribute significant volatility in financial markets.
We believe that our, Apollo's and the Manager's ability to operate, our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, have been, and may continue to be impacted by the effects of COVID-19 and could in the future be impacted by another pandemic or other major public health issues. While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with certainty and such measures may not adequately predict the impact on our business from such events.
The effects of COVID-19 or another pandemic could adversely impact the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully due to, among other factors:
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
•fundamentally changing the manner and frequency in which commercial real estate is used;
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
•decreases in observable market activity or unavailability of information, resulting in restricted access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including valuing the loans we own, including estimated impairments, and estimates and changes in long term macro-economic assumptions relating to accounting for current expected credit loss ("CECL") allowances;
•effects of legal and regulatory responses to concerns about the COVID-19 pandemic or another pandemic and related public health issues, which could result in additional regulation or restrictions affecting the conduct of our business; and
•our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.
The extent of the impact of the COVID-19 pandemic and any other pandemic on us will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain COVID-19 and other future pandemics and their financial and economic impact, the implementation of travel advisories and restrictions, the efficacy and availability of vaccines, disparities in vaccination rates and vaccine hesitancy, the rise of new variants and the severity of such variants the impact of the public health emergency on overall supply and demand, goods and services, consumer confidence and levels of economic activity and the extent of its disruption to global, regional, and local supply chains and economic markets, all of which are uncertain and difficult to assess. Moreover, many risk factors set forth in this annual report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic or another pandemic.
Climate change and regulatory and other efforts to reduce potential climate change impacts and the increased focus on ESG issues could adversely affect our business.
We face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact our company include those risks related to the impact of U.S. and foreign climate- and ESG-related legislation and regulation intended to reduce greenhouse gas emissions and potential climate change impacts, as well as risks arising from climate-and-ESG-related business trends. Moreover, we are subject to risks stemming from the physical impacts of climate change.
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
We also face climate-and ESG-related business trends. Investors are increasingly taking into account ESG factors, including climate risks, diversity, equity and inclusion policies, and corporate governance in determining whether to invest in companies. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with certain industries or assets associated with activities perceived to be causing or exacerbating climate change, or other ESG-related issues, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change or other ESG-related issues. Conversely, if we avoid involvement with such industries or activities, we may limit our capital deployment opportunities to an extent that adversely affects our business.
Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods can also have an adverse impact on real estate assets that secure our loans or that we own. Additionally, both transition and physical risks associated with climate change could result in increased operating costs for our borrowers and could adversely impact our borrowers' ability to make regular payments of principal and interests. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, nonseasonal or violent weather events can have a material impact to businesses or properties that focus on tourism or recreational travel. See also "—Risks Related to Our Assets—Our real estate assets are subject to risks particular to real property. These risks may have resulted and may continue to result in a reduction or elimination of return from a loan secured by a particular property."
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
As permitted by the MGCL, our board of directors has by resolution exempted from the “business combination” provision of the MGCL business combinations (1) between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person) and (2) between us and Apollo and its affiliates and associates and persons acting in concert with any of the foregoing. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions will not be amended or eliminated at any time in the future.
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
Certain of our subsidiaries qualify to be excluded from registration as investment companies under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for an entity "not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in … the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of the assets of an entity relying on this exclusion be comprised of what the SEC staff through a series of no-action letters has characterized as "qualifying assets" and at least another 25% of the assets of such entity be comprised of either qualifying assets or what the SEC staff in such guidance has characterized as "real estate-related assets" under the 1940 Act (and no more than 20% comprised of miscellaneous assets). We expect any of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff to determine which assets are qualifying assets and which assets are real estate related under this exclusion to the extent such guidance is available. The SEC staff has determined in various no-action letters that qualifying assets for this purpose include senior, first ranking mortgage loans, certain B Notes and mezzanine loans that satisfy various conditions specified in such SEC staff no-action letters. Neither the SEC nor its staff has, however, published guidance in respect of Section 3(c)(5)(C) regarding some of our other target assets. For assets for which the SEC and its staff has not published guidance, we intend to rely on our own analysis to determine which of such assets are qualifying assets and which of such assets are real estate related under the Section 3(c)(5)(C) exclusion. For example, in the absence of additional guidance from the SEC staff, we intend to treat as real estate related assets B Notes and mezzanine loans that do not satisfy the qualifying asset conditions set forth in the relevant SEC staff no-action letters, as well as debt and equity securities of companies primarily engaged in real estate businesses. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the subsidiary holding assets we might wish to sell or selling assets we might wish to hold. Although we monitor the portfolios of our subsidiaries relying on the Section 3(c)(5)(C) exclusion periodically and prior to each acquisition, there can be no assurance that such subsidiaries will be able to maintain their respective satisfaction of the requirements of this exclusion. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.
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
Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders.
Certain provisions in the indentures governing the 2023 Notes and the 2029 Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2023 Notes and the 2029 Notes and the indentures governing the 2023 Notes and the 2029 Notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the 2023 Notes and the 2029 Notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the 2023 Notes and the 2029 Notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
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
As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist and, in the event that actions taken by any of our directors or officers impede the performance of our company, your and our ability to recover damages from such director or officer will be limited.
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
In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The Articles Supplementary for our preferred stock prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding preferred stock. The indentures governing the 2023 Notes prohibit a holder from receiving shares of our stock upon conversion of the 2023 Notes if such receipt would violate the ownership limitations contained in our charter. These ownership limits in our charter could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors has established exemptions from the ownership limits in our charter which permit Apollo and certain of our affiliates to collectively hold up to 25% of our common stock, and certain institutional investors to hold more than 9.8% of our common stock.
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

Our charter and bylaws do not limit the amount of indebtedness we can incur; although we are limited by certain financial covenants under our secured debt arrangements and the 2029 Notes.
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
As of December 31, 2022, we had secured debt arrangements in place, with an aggregate borrowing capacity of approximately $6.2 billion. We may utilize credit facilities and additional secured debt arrangements to finance our assets if they become available on acceptable terms. In the event we utilize such financing arrangements, they may involve the risk that the market value of our assets pledged or sold by us to the secured debt arrangements counterparty or provider of the credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay its debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to credit facilities and increase our cost of capital. The lenders may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.
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
As our secured debt arrangements and other short-term borrowings mature, we will be required either to enter into new borrowings or to sell certain of our assets. As borrowing rates have increased from the historically low levels that have been seen recently, at the time we enter into new borrowings, the spread between the returns on our assets and the cost of our borrowings may be reduced. In addition, there is no assurance that short-term interest rates may not increase further. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. This could adversely affect the returns on our assets, which might reduce earnings and, in turn, cash available for distribution to our stockholders. In addition, because our secured debt arrangements are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail our asset acquisition activities, rely more heavily on additional equity issuances, which may be dilutive to our stockholders, and/or dispose of assets.
Interest rate fluctuations could reduce the income on our assets and could increase our financing costs, which may adversely affect our earnings and our cash available for distribution to our stockholders.
Changes in interest rates will affect our operating results as such changes will affect the interest we receive on any floating rate interest (such as LIBOR, SOFR or any other replacement rate) bearing assets and the financing cost of our floating rate debt, as well as our interest rate swap that we may utilize for hedging purposes. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. Any such increases would increase our borrowers' interest payments and for certain borrowers may lead to defaults and losses to us. Such increases could also adversely affect commercial real estate property values. If a counterparty to our secured debt arrangements defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the secured debt arrangement, we will lose money on our secured debt arrangement.
When we engage in secured debt arrangements, we sell securities to lenders (i.e., secured debt arrangement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same securities back to us, we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We could also lose money on a secured debt arrangement if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if we default on one of our obligations under a secured debt arrangement, the lender will be able to accelerate the timing of payments, terminate the transaction and cease entering into any other secured debt arrangements with us. Any losses we incur on our secured debt arrangements could adversely affect our earnings and thus our cash available for distribution to stockholders.
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
We may not achieve our weighted-average all-in yield on our assets, which may lead to future returns that may be significantly lower than anticipated.
The calculations of our weighted-average all-in yield, included in this annual report on Form 10-K or in our future periodic reports or press releases or other communications, with respect to our investments are based on, among other considerations, assumptions regarding the performance of our assets, expected future fundings, the exercise of extension options and the absence of dispositions, early prepayments or defaults, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and may have a significant effect on the actual rate of return received on our target assets. If these assumptions fail to materialize, future returns on our investments may be significantly lower than underwritten returns. For additional discussion of factors that may affect actual returns on our investments, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."
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
Certain of our secured debt arrangements and the Term Loans, as well as certain of our floating rate loan assets, are linked to U.S. dollar LIBOR. We expect that a significant portion of these financing arrangements and loan assets will not have matured, been prepaid or otherwise terminated prior to the time at which U.S. dollar LIBOR will cease to be published. The U.K. Financial Conduct Authority (the "FCA") regulates the LIBOR administrator, ICE Benchmark Administration Limited ("IBA"). On March 5, 2021, the FCA and IBA announced that the IBA will cease publication in the current form for 1-week and 2-month U.S. dollar LIBOR rates immediately following the publication on December 31, 2021 and for overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR rates immediately following the publication on June 30, 2023. The Alternative Reference Rates Committee (the "ARRC"), a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. The ARRC has also recommended the use of the CME Group’s computation of forward-looking SOFR term rates, subject to certain recommended limitations on the scope of its use. In March 2022, the Adjustable Interest Rate (LIBOR) Act was enacted at the federal level in the United States, pursuant to which the Board of Governors of the Federal Reserve System has designated benchmark replacement rates based on SOFR for U.S. law governed legacy contracts that have no or insufficient fallback provisions. There is no assurance that any alternative rates used to determine interest on loans that we may hold in the future, including any version of SOFR or Term SOFR as modified by any applicable spread adjustment, will be the economic equivalent of U.S. dollar LIBOR. This could result in us receiving lower interest rate payments on certain of our floating rate assets or making higher interest rate payments with respect to our floating rate debt obligations.
Some of our debt and loan assets may not include robust fallback language that would facilitate replacing U.S. dollar LIBOR with SOFR, Term SOFR or another clearly defined alternative reference rate after U.S. dollar LIBOR’s discontinuation, and we may need to amend these before the IBA ceases to publish U.S. dollar LIBOR. If such debt or loan assets mature after U.S. dollar LIBOR ceases to be published, our counterparties may disagree with us about how to replace U.S. dollar LIBOR or calculate interest payments. Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a lower interest rate being paid to us on such assets and could reduce the value of such assets. Modifications to any debt, loan assets, interest rate hedging transactions or other contracts to replace U.S. dollar LIBOR with an alternative reference rate could result in adverse tax consequences. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from U.S. dollar LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. There is no guarantee that a transition from LIBOR to alternative reference rates will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.
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
We will continue to record loan specific reserves ("Specific CECL Allowance") in accordance with a practical expedient prescribed by the CECL Standard. The Specific CECL Allowance is evaluated on a quarterly basis. The determination of the Specific CECL Allowance requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including (1) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (2) the ability of the borrower to refinance the loan and (3) the property’s liquidation value, all of which remain uncertain and are subjective.
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
We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Guidelines." Therefore, our assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders. Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets may result in contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets.
The commercial mortgage loans and other commercial real estate-related loans we acquire are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.

Commercial mortgage loans are secured by residential-for-rent or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss are greater than similar risks associated with mortgage loans made on the security of one to four family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The Manager makes certain estimates of losses during its underwriting of commercial mortgage loans. However, estimates may not prove accurate, as actual results may vary from estimates. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties (including properties located in opportunity zones), changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, environmental, climate and other ESG-related legislation and tax legislation, acts of God, regional, national or global outbreaks, epidemics and pandemics, geopolitical events, terrorism, social unrest, civil disturbances or other calamities.
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
As part of our whole loan origination platform, we may retain from whole loans we acquire or originate, subordinate interests referred to as B Notes. B Notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A Note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes reflect similar credit risks to comparably rated commercial mortgage-backed securities ("CMBS"). However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Similar to our B Note strategy, we may originate or acquire mezzanine loans, which are loans made to property owners that are secured by pledges of the borrower’s ownership interests, in whole or in part, in entities that directly or indirectly own the real property. The loan to value and last dollar of exposure of the mezzanine loans generally do not differ greatly from the whole loans we originate or acquire, with the key distinction being that the most senior portion of the loan with the least credit risk is owned by a third-party lender. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, mezzanine loans are by their nature structurally subordinated to more senior property level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the property level debt and other senior debt is paid in full. Significant losses related to our B Notes or mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.
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
We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. In addition, our investment model may be adversely affected if there is an economic recession or if it continues longer or is deeper than we may anticipate. Declining real estate values will likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect the Manager’s ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.
Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.
Throughout 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any floating rate debt we have incurred and may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. In response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.
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
Certain of our loans are denominated in currencies other than USD or are secured by assets located outside of the United States which subject us to the uncertainty of foreign laws and markets, geopolitical issues, and foreign currency risks.
Our assets include loans that are denominated in currencies other than USD or are secured by assets located outside the United States. As of December 31, 2022, $4.0 billion, or 46.1%, of our assets (by carrying value) were comprised of such loans. Investments in countries outside the United States may subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets as well as political and economic instability abroad, and concerns regarding the stability of the sovereign debt of certain European countries, and other geopolitical issues, including the ongoing conflicts among Russia, Belarus and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia, Belarus and Russian or Belarusian interests any of which factors could adversely affect our receipt of returns on and distributions from these assets. In addition, fluctuations in exchange rates between foreign currencies and USD could expose us to foreign currency risk. All of the foregoing could adversely affect the book value of our assets and the income from those assets.
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
In addition to the fees payable to the Manager under the Management Agreement, the Manager and its affiliates may benefit from other fees paid to it in respect of our investments and financing transactions. For example, if we seek to securitize our commercial mortgage loans, Apollo and/or the Manager may act as collateral manager. In any of these or other capacities, Apollo and/or the Manager may receive market-based fees for their roles, but only if approved by a majority of our independent directors.
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
Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, the Manager, its officers, members, managers, directors, personnel, any person controlling or controlled by the Manager and any person providing services to the Manager (including Apollo) are not liable to us, any of our subsidiaries, our stockholders or partners or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. The Manager maintains a contractual as opposed to a fiduciary relationship with us that limits its obligations to us to those specifically set forth in the Management Agreement. In addition, we have agreed to indemnify the Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by the Manager and any person providing services to the Manager (including Apollo) with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement. As a result, we could experience poor performance or losses for which the Manager would not be liable.
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
The term of the Management Agreement was automatically renewed for a successive one-year term on September 29, 2022 and will automatically renew on each anniversary thereafter; provided, however, that either we, under the certain limited circumstances described above that would require us to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business plan.
We do not own the Apollo name but may use it pursuant to a license agreement with Apollo. Use of the name by other parties or the termination of our license agreement may harm our business.
We have entered into a license agreement with Apollo pursuant to which it has granted us a non-exclusive, royalty-free license to use the name "Apollo." Under this agreement, we have a right to use this name for so long as the Manager serves as our manager pursuant to the Management Agreement. Apollo retains the right to continue using the "Apollo" name. We cannot preclude Apollo from licensing or transferring the ownership of the "Apollo" name to third parties, some of whom may compete with us. Consequently, we would be unable to prevent any damage to goodwill that may occur as a result of the activities of Apollo or others. Furthermore, in the event that the license agreement is terminated, we will be required to change our name and cease using the name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we have generated and otherwise harm our business. The license agreement will terminate concurrently with the termination of the Management Agreement.
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
The Manager is authorized to follow very broad investment guidelines and to execute most transactions without prior approval of our board of directors. Furthermore, the Manager may use complex strategies and transactions entered into by the Manager that may be difficult or impossible to unwind by the time they are reviewed by our directors. The Manager has great latitude within the broad investment guidelines in determining the types of assets that are proper for us, and how such loans and investments are financed or hedged, which could result in returns that are substantially below expectations or that result in losses. In addition, subject to compliance with our investment guidelines, the Manager may change its investment strategy at any time, depending on prevailing market conditions, or for other reasons, in response to opportunities available in different interest rate, economic and credit environments. We have in the past made, and may make in the future changes in the investment guidelines at any time with the approval of our independent directors but without the consent of our stockholders. Any future changes in our investment policies could adversely impact our profitability and risk profile.
Possession of material, non-public information could prevent us from undertaking advantageous transactions; Apollo could decide to establish information barriers.
Apollo generally follows an open architecture approach to information sharing within the larger Apollo organization and does not normally impose information barriers within its asset management business. If the Manager were to receive material non-public information about a particular company, or have an interest in investing in a particular company, Apollo or certain of its affiliates may be prevented from investing in or disposing of investments in such company. Conversely, if Apollo or certain of our affiliates were to receive material non-public information about a particular company or have an interest in investing in a particular company we may be prevented from investing in or disposing of investments in such company. This risk affects us more than it does investment vehicles that are not related to Apollo, as Apollo generally does not use information barriers within its asset management business that many firms implement to separate persons who make investment decisions from others who might possess material, non-public information that could influence such decisions. Apollo’s approach to these barriers could prevent the Manager’s investment professionals from undertaking advantageous investments or dispositions that would be permissible for them otherwise. In addition, Apollo could in the future decide to establish information barriers within its asset management business, particularly as it expands and diversifies. In such event, Apollo’s ability to operate as an integrated asset management platform will be restricted and the Manager’s resources may be limited.
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
When we enter into certain secured debt arrangements, we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the secured debt arrangement, in which case we could fail to qualify as a REIT.
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

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange, under the symbol "ARI." On February 7, 2023, the last sales price for our common stock on the New York Stock Exchange was $12.31 per share.
Holders
As of February 7, 2023, we had 470 registered holders of our common stock. The 470 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.
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
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 500 (the "S&P 500"), and the Bloomberg REIT Mortgage Index (the "BBREMTG Index"), a published industry index, from December 31, 2017 to December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in our common stock, the S&P 500 and the BBREMTG Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below
.

	Period Ending
	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Apollo Commercial Real Estate Finance, Inc.	100.00	99.93	121.05	86.53	112.19	104.59
S&P 500	100.00	95.44	125.24	148.27	190.79	156.21
BBREMTG Index	100.00	97.09	120.03	93.38	109.82	83.05

Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended December 31, 2022.

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $523.0 billion as of September 30, 2022.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Current Market Conditions

Certain external events such as public health issues, including the ongoing COVID-19 pandemic, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, have adversely impacted the global economy and have contributed to significant volatility in financial markets. Due to various uncertainties caused by such external events and recent macroeconomic trends, including inflation and rising interest rates, further business risks could arise. Some of the factors that impacted us to date and may continue to affect us are outlined in Item 1A. "Risk Factors."
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
Assets and Liabilities Related to Real Estate Owned
In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or deed in lieu of foreclosure. Foreclosed properties are classified as real estate owned and recognized at fair value on our consolidated balance sheets in accordance with the acquisition method under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Real estate assets acquired may include land, building, furniture, fixtures and equipment ("FF&E"), and intangible assets. In accordance ASC 820, "Fair Value Measurements and Disclosures," we may utilize the income, market or cost approach (or combination thereof) to determine fair value.
When determining the fair value of a real estate asset under the income approach, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate.
When determining the fair value of real estate assets under the market or sales comparison approach, we compare the property to similar properties in the marketplace. Although we exercise significant judgment to identify similar properties, and may also consult independent third-party valuation experts to assist, our assessment of fair value is subject to uncertainty and sensitive to our selection of comparable properties.
When determining the fair value or real estate assets under the cost approach, we measure fair value as the replacement cost of these assets. This approach also requires significant judgment, and our estimate of replacement cost could vary from actual replacements costs.
At times we may classify real estate assets as held for sale in the period in which they meet the criteria under ASC Topic 360, "Property, Plant, and Equipment" as discussed in "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements. Once a real estate asset is classified as held for sale, depreciation is no longer recorded, and the asset is reported at the lower of its carrying value or fair value less cost to sell. The fair value of real estate assets classified as held for sale is determined using the appropriate methodologies noted in the preceding paragraph and the real estate asset's fair value is subject to uncertainty, as the actual sales price of the real estate asset could differ from those assumed in our valuations.

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

Current Expected Credit Losses

We measure and record potential expected credit losses related to our loan portfolio in accordance with the CECL Standard. The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. We have adopted the Weighted Average Remaining Maturity ("WARM") method to determine a General CECL Allowance for the majority of loans in our portfolio, applied on a collective basis by assets with similar risk characteristics. If we determine that a borrower or sponsor is experiencing financial difficulty, we will record loan-specific allowances (our Specific CECL Allowance) in accordance with a practical expedient prescribed by the CECL Standard.
General CECL Allowance
There are a number of significant assumptions required to estimate our General CECL Allowance which include deriving and applying an annual historical loss rate, estimating the impacts of current and future macroeconomic conditions and forecasting the timing of expected repayments, satisfactions and future fundings.
We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the fourth quarter of 2022 provided by a third party, Trepp LLC. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which we determine an appropriate historical loss rate. This historical loss rate, and ultimately the General CECL Allowance we derive, is sensitive to the CMBS dataset we select.
We adjust our determined annual historical loss rate based on our outlook of the macroeconomic environment, for a reasonable and supportable forecast period. Selection of a forecast period is a matter of judgement and our General CECL Allowance is sensitive to this input.

We develop our expectations for the future macroeconomic environment and its potential impact on the performance of loans in our portfolio, by analyzing various market factors, such as unemployment rate, market liquidity and price indexes relevant to commercial real estate sector. This assessment requires the use of significant judgment in selecting relevant market factors and analyzing their correlation with historical loss rates. The future macroeconomic environment is subject to uncertainty as the actual future macroeconomic environment could vary from our expectations.
Additionally, there are assumptions provided to us by the Manager that represent their best estimate as to loan expected term, future fundings, and timing of loan repayments. These assumptions, although made with the most available information at the time of the estimate, are subjective and actual activity may not follow the estimated schedule. These assumptions impact the future balances that the loss rate will be applied to and as such impact our General CECL Allowance. As we acquire new loans and the Manager monitors loan and sponsor performance, these estimates may change each period. Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 4 Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net” for further discussion regarding our General CECL Allowance.
Specific CECL Allowance
When we determine that a borrower or sponsor is experiencing financial difficulty, we evaluate the related loan for loan-specific allowances, under the practical expedient prescribed by the CECL Standard. Determining that a borrower or sponsor is experiencing financial difficulty requires the use of significant judgment and can be based on several factors subject to uncertainty. These factors can include, but are not limited to, whether cash from the borrower's operations are sufficient to cover current and future debt service requirements, the borrower’s ability to potentially refinance the loan, and other circumstances that can affect the borrower’s ability to satisfy their obligations in accordance the terms of the loan. When utilizing the practical expedient for collateral dependent loans, the current expected credit losses is determined as the difference between the fair value of the underlying collateral, adjusted for estimated costs to sell when applicable, and the carrying value of the loan (prior to the current expected credit losses), as repayment or satisfaction of a loan is dependent on a sale of the underlying collateral. Collateral-dependent loans evaluated for a Specific CECL Allowance are removed from the General CECL pool.
The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. These methods require the use of key unobservable inputs, which are inherently uncertain and subjective. Our estimate of fair value is sensitive to both the valuation methodology selected and inputs used. Determining a suitable valuation method and selecting the appropriate key unobservable inputs and assumptions requires significant judgment and consideration of factors specific to the underlying collateral being assessed. Additionally, the key unobservable inputs and assumptions used may vary depending on the information available to us and market conditions as of the valuation date. As such, the fair value that we derive and use in calculating our Specific CECL Allowance, is subject to uncertainty and any actual losses, if incurred, could differ materially from our current expected credit losses. Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 4 Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net” for further discussion regarding our Specific CECL Allowance.
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
Loan Portfolio Overview
The following table sets forth certain information regarding our loan portfolio as of December 31, 2022 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at carrying value(5)
Commercial mortgage loans, net	$8,121,109	7.2%	7.7%	$5,309,302	5.6%	$2,811,807
Subordinate loans and other lending assets, net	560,881	6.3%	7.0%	—	—	560,881
Total/Weighted-Average	$8,681,990	7.1%	7.6%	$5,309,302	5.6%	$3,372,688
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of December 31, 2022 on the floating rate loans and includes zero percent coupon and yield for loans on non-accrual.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $12.5 million.
(4)    Cost of funds includes weighted average spread and applicable benchmark rates as of December 31, 2022 on secured debt arrangements.
(5)    Represents loan portfolio at carrying value less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of December 31, 2022 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Hotel	3	10/2019	$334	$28		Y	08/2024	Various, Spain
2	Hotel	3	11/2021	205	17		Y	11/2026	Various, UK/Ireland
3	Hotel	3	05/2022	179	25		Y	06/2027	Napa Valley, CA
4	Hotel	3	07/2021	156	24			08/2026	Various, US
5	Hotel	3	11/2021	150	14			12/2026	St. Thomas, USVI
6	Hotel	3	09/2015	146	—			06/2024	Manhattan, NY
7	Hotel	3	04/2018	143	—			04/2023	Honolulu, HI

8	Hotel	3	08/2019	128	—			08/2024	Puglia, Italy
9	Hotel	3	10/2021	99	—			11/2026	New Orleans, LA
10	Hotel(1)	5	03/2017	98	—			10/2022	Atlanta, GA
11	Hotel	3	06/2022	96	—			06/2025	Rome, Italy
12	Hotel	3	11/2018	90	—			12/2023	Vail, CO
13	Hotel	3	12/2019	60	—			01/2025	Tucson, AZ
14	Hotel	3	05/2019	52	—			06/2024	Chicago, IL
15	Hotel	3	10/2021	45	40			10/2026	Lake Como, Italy
16	Hotel	2	12/2015	42	—			08/2024	St. Thomas, USVI
17	Hotel	3	02/2018	27	—			11/2024	Pittsburgh, PA
18	Hotel	3	12/2021	24	32			06/2025	Dublin, Ireland
19	Office	3	01/2020	229	62		Y	02/2025	Long Island City, NY
20	Office	3	03/2022	225	40		Y	04/2027	Manhattan, NY
21	Office	3	06/2019	205	9			08/2026	Berlin, Germany
22	Office	3	02/2020	204	—			02/2025	London, UK
23	Office	3	02/2022	158	397	Y		02/2027	London, UK
24	Office	3	02/2022	157	—			06/2025	Milan, Italy
25	Office(3)	3	12/2017	113	—		Y	12/2022	London, UK
26	Office	3	11/2022	106	—			01/2025	Chicago, IL
27	Office	3	03/2018	84	—		Y	07/2023	Chicago, IL
28	Office	3	11/2021	45	32	Y		11/2025	Milan, Italy
29	Retail	3	04/2022	452	36			04/2027	Various, UK
30	Retail	3	10/2021	392	—			10/2026	Various, UK
31	Retail	3	08/2019	249	—		Y	09/2025	Manhattan, NY
32	Retail	3	05/2022	139	—			06/2027	Various, US
33	Retail(4)	5	11/2014	100	—			09/2023	Cincinnati, OH
34	Residential(5)	3	08/2022	274	—			09/2024	Manhattan, NY
35	Residential	3	12/2021	211	16			12/2026	Various, UK
36	Residential(2)	3	12/2018	136	—		Y	01/2023	Manhattan, NY
37	Residential	3	05/2022	89	4			06/2027	Manhattan, NY
38	Residential	3	12/2021	85	22			01/2027	Manhattan, NY
39	Residential	3	05/2021	82	—		Y	05/2026	Cleveland, OH
40	Residential	3	04/2014	59	—			07/2023	Various
41	Residential	3	12/2019	58	7		Y	11/2025	Boston, MA
42	Residential	3	11/2014	50	—			06/2023	Various, US
43	Residential	3	12/2021	30	—		Y	01/2026	Hallandale Beach, FL
44	Mixed Use	3	12/2019	305	96	Y	Y	06/2025	London, UK
45	Mixed Use	3	03/2022	135	41		Y	03/2027	Brooklyn, NY
46	Mixed Use	3	06/2022	78	50	Y	Y	06/2026	London, UK
47	Mixed Use	3	12/2019	42	—			09/2023	London, UK
48	Healthcare	3	03/2022	371	—			03/2027	Various, MA
49	Healthcare	3	10/2019	153	—			10/2024	Various, UK
50	Parking Garages	3	05/2021	270	5			05/2026	Various, US
51	Industrial	3	03/2021	246	—			05/2026	Various, Sweden
52	Portfolio(6)	3	06/2021	222	22			06/2026	Various, Germany
53	Caravan Parks	3	02/2021	198	—			02/2028	Various, UK
54	Urban Predevelopment	3	12/2022	118	14			01/2025	Miami, FL
	General CECL Allowance			(23)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.0		$8,121	$1,033			2.9 Years

Subordinate Loan and Other Lending Assets Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location

1	Residential(5)	3	05/2020	$255	$—	Y	09/2024	Manhattan, NY
2	Residential(5)	3	06/2015	192	9	Y	09/2024	Manhattan, NY
3	Residential(4)(5)	5	11/2017	15	—	Y	09/2024	Manhattan, NY
4	Healthcare(7)	3	07/2019	51	—	Y	06/2024	Various, US
5	Hotel	2	06/2015	23	—		07/2025	Phoenix, AZ
6	Hotel	4	06/2018	20	—		06/2023	Las Vegas, NV
7	Office	4	08/2017	8	—		09/2024	Troy, MI
	General CECL Allowance			(3)
	Subtotal / Weighted-Average Subordinate Loans and Other Lending Assets	3.1		$561	$9		1.6 Years

	Total / Weighted-Average Loan Portfolio(8)	3.0		$8,682	$1,042		2.8 Years
———————
(1)Loan went into maturity default during the fourth quarter of 2022. See "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for discussion on $7.0 million write-off recorded in 2022.
(2)Currently in negotiations with borrower to provide short term extension.
(3)Includes $25.1 million of a subordinate participation sold accounted for as secured borrowing. Loan went into maturity default during the fourth quarter of 2022 and was subsequently paid off in January 2023. See "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for more information.
(4)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(5)Loans are secured by the same property.
(6)Includes portfolio of office, industrial, and retail property types.
(7)Single Asset, Single Borrower CMBS.
(8)Total may not foot due to rounding.

Our average asset and debt balances for the year ended December 31, 2022 were ($ in thousands):

	Average month-end balances for the year ended December 31, 2022
Description	Assets	Related debt
Commercial mortgage loans, net	$8,046,577	$5,133,907
Subordinate loans and other lending assets, net	759,268	—
Subordinate loans, held for sale	625	—
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
Investment Activity
During the year ended December 31, 2022, we committed $3.7 billion of capital to loans ($3.0 billion was funded at closing). In addition, during the year ended December 31, 2022, we received $2.2 billion in repayments and funded $0.6 billion for commitments closed prior to 2022.
Net Income Available to Common Stockholders
For the years ended December 31, 2022 and 2021, our net income available to common stockholders was $253.0 million, or $1.68 per diluted share of common stock, and $210.6 million, or $1.46 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Years ended		2022 vs 2021
	December 31, 2022	December 31, 2021
Net interest income:
Interest income from commercial mortgage loans	$456,513	$327,702	$128,811
Interest income from subordinate loans and other lending assets	55,590	100,413	(44,823)
Interest expense	(270,525)	(162,522)	(108,003)
Net interest income	241,578	265,593	(24,015)
Operations related to real estate owned:
Revenue from real estate owned operations	62,062	18,917	43,145
Operating expenses related to real estate owned	(52,368)	(19,923)	(32,445)
Depreciation and amortization on real estate owned	(704)	(2,645)	1,941
Net income (loss) related to real estate owned	8,990	(3,651)	12,641
Operating expenses:
General and administrative expenses	(29,662)	(28,845)	(817)
Management fees to related party	(38,419)	(38,160)	(259)
Total operating expenses	(68,081)	(67,005)	(1,076)
Other income	2,494	3,821	(1,327)
Realized gain (loss) on investments	18,683	(20,767)	39,450
Realized losses and impairments on real estate owned	—	(550)	550
Decrease in Specific CECL Allowance, net	11,500	30,000	(18,500)
Decrease in General CECL Allowance, net	6,123	4,773	1,350
Gain on foreign currency forward contracts	146,981	41,674	105,307
Foreign currency translation loss	(116,399)	(31,687)	(84,712)
Gain on interest rate hedging instruments	13,363	1,314	12,049
Net income	$265,232	$223,515	$41,717
For a comparison and discussion of our results of operations and other operating and financial data for the fiscal years ended December 31, 2021 and December 31, 2020, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 8, 2022.
Net Interest Income
Net interest income decreased by $24.0 million during the year ended December 31, 2022 compared to the same period in 2021. This decrease was primarily due to lower average outstanding balances of our subordinate loans and other lending assets, as we continue to migrate our portfolio to senior loans. Additionally, the decrease was due in part to increased debt to equity ratio compared to same period in 2021.
Operations Related to Real Estate Owned
In 2017, we originated a $20.0 million junior mezzanine loan which was subordinate to: (i) a $110.0 million mortgage loan, and (ii) a $24.5 million senior mezzanine loan, secured by a full-service luxury hotel in Washington, D.C. On May 24, 2021, we acquired legal title to the hotel through a deed-in-lieu of foreclosure. The assets and liabilities related to the hotel were assumed at their estimated fair value at acquisition and presented net of accumulated depreciation and impairment charges. As of March 1, 2022, the related assets and liabilities were transferred to assets and liabilities related to real estate owned, held for sale, as the property met the criteria for held for sale due to our marketing efforts on the property, as well as other developments. Results of operations from the hotel are comprised of operating revenue, expenses and real estate asset depreciation. As of March 1, 2022, we ceased recording depreciation on the building and FF&E on the consolidated statement of operations as the property was transferred to held for sale at such date.
The hotel operations generated $9.0 million of net income during the year ended December 31, 2022 compared to a net loss of $3.7 million during the same period in 2021. The increase in net income from hotel operations primarily relates to the increase in hotel occupancy as the area continued to recover from the impacts of COVID-19 during the year ended December 31, 2022 compared to the same period in 2021.
Refer to "Note 5 - Assets and Liabilities Related to Real Estate Owned" for more information related to our impairment and realized losses on real estate owned.

Operating Expenses
General and administrative expenses
General and administrative expenses remained generally constant for the year ended December 31, 2022 compared to the same period in 2021.
Management fees to related party
Management fee expense remained generally the same for the year ended December 31, 2022 compared to the same period in 2021.
Other income
Other income remained generally constant for the year ended December 31, 2022 compared to the same period in 2021
Realized gain (loss) on investments
During the year ended December 31, 2022, we recorded a $18.7 million net realized gain on investments, compared to the same period in 2021, in which we recorded a $20.8 million net realized loss. The realized gain was primarily driven by a $43.6 million realized gain recorded in connection with the title acquisition for one of our first mortgage loans secured by a multifamily development in Brooklyn, NY. Refer to "Note 5 - Assets and Liabilities Related to Real Estate Owned" for more information. This realized gain was partially offset by a (i) $17.9 million realized loss, representing a write-off of a previously recorded Specific CECL Allowance on a first mortgage loan secured by an urban predevelopment property due to the sale of the underlying property, and (ii) a $7.0 million realized loss, representing a write-off of a previously recorded Specific CECL Allowance related to a first mortgage secured by a hotel property, which went into maturity default during 2022. Refer to "Note 4 - Commercial Mortgage Loans Subordinate Loans and Other Lending Assets, Net" for more information.
During the year ended December 31, 2021, we recorded a $20.0 million realized loss on investments reflecting the difference between the fair value of a hotel acquired through a deed-in-lieu of foreclosure and the amortized cost of the loan at the time of foreclosure and an $0.8 million loss on the sale of our interest in a subordinate loan secured by a mixed-use property. Refer to "Note 4 - Commercial Mortgage Loans Subordinate Loans and Other Lending Assets, Net" and Note 5 - Assets and Liabilities Related to Real Estate Owned" for more information.
Decrease in Specific CECL Allowance, net
Our Specific CECL allowance decreased by a total of $11.5 million during the year ended December 31, 2022 compared to a decrease of $30.0 million for the same period in 2021. The $11.5 million decrease during the year ended December 31, 2022 was comprised of i) a reversal and a write-off of a previously recorded Specific CECL Allowance of $53.0 million and $15.0 million, respectively, on an urban predevelopment first mortgage loan in Miami, FL and ii) a $10.0 million reversal of a previously recorded Specific CECL Allowance on a loan related to a multifamily development in Brooklyn, NY. These write-offs and reversals recorded during the year ended December 31, 2022 were offset by the Specific CECL Allowance of $66.5 million recorded in relation to mezzanine loan secured by our interest in an ultra-luxury residential property in Manhattan, NY. Refer to Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for further discussion.
The $30.0 million decrease of our Specific CECL Allowance during the year ended December 31, 2021 was comprised of i) a $20.0 million reversal of a previously recorded Specific CECL Allowance on a multifamily development loan located in Brooklyn, NY due to a more favorable market outlook as compared to when the allowance was taken and ii) a $10.0 million write-off of a previously recorded Specific CECL Allowance recorded in connection with a deed-in-lieu foreclosure on a mezzanine loan secured by an interest in a luxury hotel in Washington, D.C. See "Note 5 - Assets and Liabilities Related to Real Estate Owned" for more information.
Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance.
Decrease in General CECL Allowance, net
Our General CECL Allowance decreased by $6.1 million during the year ended December 31, 2022 compared to a decrease of $4.8 million for the same period in 2021. The decrease recorded during 2022 was primarily due to portfolio seasoning and changes in expected loan repayment dates, which was partially offset by a more adverse macroeconomic outlook. The decrease in General CECL Allowance recorded during the year ended December 31, 2021, was primarily related to portfolio seasoning and an improved macroeconomic outlook, which was partially offset by new loan originations.

Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Foreign currency translation loss and gain on derivative instruments
We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD. When gains and losses on foreign currency translation and derivative instruments are evaluated on a combined basis, the net impact for the years ended December 31, 2022 and 2021 was a $30.6 million and $10.0 million gain, respectively.
The increase from the prior year represents a timing difference between the valuation on the foreign currency forward contracts, which are valued using spot rates, forward point estimates, and discount factors, and the foreign currency translation calculation which uses only spot rates. Additionally, as rates fell significantly during the year, our unrealized gain from derivative instruments, including derivative instruments related to our future expected interest cash flow, increased. As derivative instruments related to our future expected interest cash flow have no offset in foreign currency (loss) they are accounting for some of the variance noted above.
Gain on interest rate hedging instruments
During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. During the years ended December 31, 2022 and 2021, we recognized a gain on our interest rate cap of $13.4 million and $1.3 million, respectively. For the year ended December 31, 2022, the gain was comprised of a realized gain of $5.7 million and an unrealized gain of $7.7 million. For the year ended December 31, 2021, the gain of $1.3 million was comprised of an unrealized gain. There was no realized gain recorded during the year ended December 31, 2021. The increase in the gain from the prior year is a result of the increase in the current interest rate forward curve, partially offset by the nearing maturity of the cap.
Subsequent Events
Refer to "Note 20 - Subsequent Events" to the accompanying consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2022.
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
Our current debt obligations consist of $1.5 billion of corporate debt at face value, $5.3 billion of asset financings, and a $164.8 million construction loan related to our real estate owned held for investment. Our corporate debt includes: (i) $777.3 million of term loan borrowings, (ii) $500.0 million of senior secured notes, and (iii) $230.0 million of the 2023 notes. Our asset specific financings are generally tied to the underlying loans and we anticipate repayments of $451.6 million of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.
In addition to our debt obligations, as of December 31, 2022, we had $1.0 billion of unfunded loan commitments. We expect that approximately $573.1 million will be funded to existing borrowers in the short term.
We have various sources of liquidity that we are able to use to satisfy our short and long-term obligations. As of December 31, 2022, we had $222.0 million of cash on hand. As of December 31, 2022, we also held approximately $1.0 billion of unencumbered assets, consisting of $636.2 million of senior mortgages and $372.6 million of mezzanine loans. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings.
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

We also have two interests in unconsolidated joint ventures. The unconsolidated joint ventures are deemed to be VIEs, of which we are not the primary beneficiary. Therefore, the VIEs are not consolidated in our consolidated financial statements as of December 31, 2022. One of these joint ventures owns an underlying property that secures one of our first mortgage loans, and is accounted for as an off-balance-sheet arrangement. Our maximum exposure to loss from this commercial mortgage loan is limited to its carrying value, which as of December 31, 2022 was $99.6 million.

Our other interest in an unconsolidated joint venture was previously secured by an interest in an urban predevelopment first mortgage. During the fourth quarter of 2022, the underlying property that secured this interest was sold to a third party; accordingly, this joint venture is expected to be dissolved in the first quarter of 2023. Although there is risk of loss we have no contractual obligation to fund any additional capital into the joint ventures. Refer to "Note 2 - Summary of Significant Accounting Policies" to our consolidated financial statements for more information.
Borrowings Under Various Financing Arrangements
The table below summarizes the outstanding balances and maturities for our various financing arrangements:

	December 31, 2022		December 31, 2021
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured credit facilities	$3,459,226	May 2026	$2,256,646	October 2025
Barclays Private Securitization	1,850,076	February 2026	1,902,684	August 2024
Total Secured debt arrangements	$5,309,302		$4,159,330
Term loans	$777,250	January 2027	$785,250	January 2027
Senior secured notes	500,000	June 2029	500,000	June 2029
Convertible senior notes	230,000	October 2023	575,000	February 2023
Total Borrowings	$6,816,552		$6,019,580
———————
(1)Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)Maturity dates represent weighted average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
Secured Credit Facilities
As of December 31, 2022, we had entered into secured debt arrangements with eight secured credit facilities through wholly-owned subsidiaries. Terms under various master repurchase agreements vary by secured credit facility.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Consolidated Financial Statements for additional disclosure regarding our secured credit facilities.
Barclays Private Securitization
We are party to a private securitization with Barclays Bank plc (the "Barclays Private Securitization"). Commercial mortgage loans currently financed under the Barclays Securitization are denominated in GBP, EUR and SEK. As of December 31, 2022, we had £931.4 million, €491.6 million, and kr2.1 billion ($1.9 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Consolidated Financial Statements for additional disclosure regarding our Barclays Private Securitization.
Term Loans
In May 2019, we entered into the $500.0 million 2026 Term Loan and in March 2021, we entered into the $300.0 million 2028 Term Loan. The outstanding Term Loans principal balance as of December 31, 2022 and December 31, 2021 was $777.3 million and $785.3 million, respectively.
Refer to “Note 8 – Senior Secured Term Loans, Net” of our Consolidated Financial Statements for additional disclosure regarding our 2026 Term Loan and 2028 Term Loan.”

Senior Secured Notes
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes had a carrying value of $494.8 million and $494.1 million, net of deferred financing costs of $5.2 million and $5.9 million, as of December 31, 2022 and December 31, 2021, respectively.
Refer to “Note 9 – Senior Secured Notes, Net” of our Consolidated Financial Statements for additional disclosure regarding our 2029 Notes.
Convertible Senior Notes
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% Convertible Senior Notes due 2022 (the "2022 Notes"), for which we received $337.5 million, after deducting the underwriting discount and offering expenses. During the third quarter of 2022, we repaid the $345.0 million aggregate principal amount of the 2022 Notes.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023, for which we received $223.7 million after deducting the underwriting discount and offering expenses. At December 31, 2022, the 2023 Notes had a carrying value of $229.4 million and an unamortized discount of $0.6 million.
Refer to “Note 10 – Convertible Senior Notes, Net” of our Consolidated Financial Statements for additional disclosure regarding our Convertible Notes.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2022	December 31, 2021
Debt to Equity Ratio(1)	2.8	2.4
———————
(1)Represents total debt less cash and loan proceeds held by servicer (recorded with Other Assets, refer to "Note 6 - Other Assets" for more information) to total stockholders' equity.
Leverage Policies
We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. In addition to our secured debt arrangements and Term Loans, we access additional sources of borrowings. Our charter and bylaws do not limit the amount of indebtedness we can incur; however, we are subject to and carefully monitor the limits placed on us by our credit providers and those that assign ratings on our company.
At December 31, 2022, our debt-to-equity ratio was 2.8 and our portfolio was comprised of $8.1 billion of commercial mortgage loans and $560.9 million of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loans and other lending assets given built-in inherent structural leverage.
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
As of December 31, 2022 and December 31, 2021, we had 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share ("Series B-1 Preferred Stock") outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.
The following table details our dividend activity:

	Year ended
Dividends declared per share of:	December 31, 2022	December 31, 2021
Common Stock	$1.40	$1.40
Series B Preferred Stock	N/A	1.00
Series B-1 Preferred Stock	1.81	0.90
On July 15, 2021, we exchanged all 6,770,393 shares outstanding of our 8.00% Fixed-to-Floating Series B Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share ("Series B Preferred Stock"), with a liquidation preference of $25.00 per share, for 6,770,393 shares of our Series B-1 Preferred Stock, with a liquidation preference of $25.00 per share, pursuant to an exchange agreement with the two existing shareholders.
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
For the year ended December 31, 2022, our Distributable Earnings were $239.3 million, or $1.67 per share, as compared to $188.7 million, or $1.33 per share, for the prior year.
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
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Year ended December 31,
	2022	2021
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	165,504,660	168,402,515
Potential shares issued under conversion of the Convertible Notes	(22,314,191)	(28,533,271)
Unvested RSUs	—	2,456,409
Diluted shares - Distributable Earnings	143,190,469	142,325,653
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
As discussed in "Note 5 – Assets and Liabilities Related to Real Estate Owned", during the year ended December 31, 2022, we recorded a $43.6 million realized gain on investments reflecting the difference between the fair value of a multifamily development property located in Brooklyn, NY acquired through a deed-in-lieu of foreclosure and the amortized cost of the loan at the time of foreclosure. Additionally, during the year ended December 31, 2022, we recorded a $17.9 million realized loss representing a write-off of a previously recorded Specific CECL Allowance on an urban predevelopment first mortgage loan and a $7.0 million realized loss on a first mortgage secured by a hotel property, representing a write-off of a previously recorded Specific CECL Allowance related to a first mortgage loan in maturity default. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information.
As discussed in "Note 5 – Assets and Liabilities Related to Real Estate Owned" during the year ended December 31, 2021, we recorded $20.0 million realized loss on investments reflecting the difference between the fair value of a hotel acquired through a deed-in-lieu of foreclosure and the amortized cost of the loan at the time of foreclosure. Additionally, during the year ended December 31, 2021, we recorded an impairment of $0.6 million on our real estate owned, held for sale due to increased costs to sell.
We believe it is useful to our investors to present Distributable Earnings prior to realized gains (losses) and impairments on real estate owned and investments to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to realized gains (losses) and impairments on real estate owned and investments, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.
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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to realized gains (losses) and impairments on real estate owned and investments ($ in thousands):

	Year ended December 31,
	2022	2021
Net income available to common stockholders	$252,960	$210,551
Adjustments:
Equity-based compensation expense	18,252	17,633
Gain on foreign currency forwards	(146,981)	(41,674)
Foreign currency loss, net	116,399	31,687
Unrealized gain on interest rate cap	(7,692)	(1,314)
Realized gains (losses) relating to interest income on foreign currency hedges, net	14,080	(1,342)
Realized gains relating to forward points on foreign currency hedges, net	9,195	1,994
Amortization of the convertible senior notes related to equity reclassification	—	3,272
Depreciation and amortization on real estate owned	704	2,645
Decrease in current expected credit loss allowance, net	(17,623)	(34,773)
Realized (gains) losses and impairments on real estate owned and investments	(18,683)	21,317
Total adjustments:	(32,349)	(555)
Distributable Earnings prior to realized gains (losses) and impairments on real estate owned and investments	$220,611	$209,996

Realized gains (losses) and impairments on real estate owned and investments	$18,683	$(21,317)
Distributable Earnings	$239,294	$188,679
Diluted Distributable Earnings per share prior to realized gains (losses) and impairments on real estate owned and investments	$1.54	$1.48
Diluted Distributable Earnings per share of common stock	$1.67	$1.33
Weighted-average diluted shares - Distributable Earnings	143,190,469	142,325,653

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	December 31, 2022	December 31, 2021
Stockholders' Equity	$2,354,504	$2,294,626
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$2,185,244	$2,125,366
Common Stock	140,595,995	139,894,060
Book value per share	$15.54	$15.19
The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2021	$15.19
General CECL Allowance and depreciation and amortization	0.28
Book value per share at December 31, 2021 prior to General CECL Allowance	$15.47
Earnings in excess of dividends	0.15
Net realized gain on investments	0.13
Net gain on currency and interest rate hedges(1)	0.09
Net decrease in Specific CECL Allowance	0.08
Vesting and delivery of RSUs	(0.12)
Adoption of ASU 2020-06	(0.02)
Book value per share at December 31, 2022 prior to General CECL Allowance and depreciation and amortization	$15.78
General CECL Allowance and depreciation and amortization	(0.24)

Book value per share at December 31, 2022	$15.54
———————
(1)Includes net unrealized gain on forward currency contracts and interest hedges, and realized gain on forward currency contracts related to principal outside impact of forward points

We believe that presenting book value per share with sub-totals prior to the CECL Allowances and depreciation and amortization is useful for investors for various reasons, including, among other things, analyzing our compliance with financial covenants related to tangible net worth and debt-to-equity under our secured debt arrangements and Term Loans, which permit us to add the General CECL Allowance to our GAAP stockholders' equity. Given that our lenders consider book value per share prior to the General CECL Allowance as an important metric related to our debt covenants, we believe disclosing book value per share prior to the General CECL Allowance is important to investors such that they have the same visibility. We further believe that presenting book value before depreciation and amortization is useful to investors since it is a non-cash expense included in net income and is not representative of our core business and ongoing operations.

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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following December 31, 2022, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)
USD	$822,564	$5,665	$0.04	$(5,115)	$(0.04)
GBP	708,076	3,540	0.03	(3,540)	(0.03)
EUR	449,527	2,248	0.02	(2,248)	(0.02)
SEK	49,613	248	—	(248)	—
Total:	$2,029,780	$11,701	$0.09	$(11,151)	$(0.09)
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
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, on an annual basis in order to maintain our REIT qualification. In each case, our activities and balance sheets are measured with reference to historical cost and/or fair market value without considering inflation.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Apollo Commercial Real Estate Finance, Inc.
New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

New York, New York
February 8, 2023

We have served as the Company's auditor since 2009.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share data)

	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$222,030	$343,106
Commercial mortgage loans, net(1)(3)	8,121,109	7,012,312
Subordinate loans and other lending assets, net(2)(3)	560,881	844,948
Real estate owned, held for investment, net (net of $2,645 accumulated depreciation in 2021)	302,688	151,788
Assets related to real estate owned, held for sale	162,397	—
Derivative assets, net	128,640	16,788
Other assets	70,607	47,753
Total Assets	$9,568,352	$8,416,695
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$5,296,825	$4,150,268
Senior secured term loans, net	763,813	768,325
Senior secured notes, net	494,844	494,051
Convertible senior notes, net	229,361	569,979
Accounts payable, accrued expenses and other liabilities(4)	227,360	102,609
Debt related to real estate owned, held for investment, net	160,294	—
Participations sold	25,130	27,064
Payable to related party	9,728	9,773
Liabilities related to real estate owned, held for sale	6,493	—
Total Liabilities	7,213,848	6,122,069
Commitments and Contingencies (see Note 17)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2022 and 2021 (see Note 16)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 140,595,995 and 139,894,060 shares issued and outstanding in 2022 and 2021, respectively	1,406	1,399
Additional paid-in-capital	2,716,907	2,721,042
Accumulated deficit	(363,877)	(427,883)
Total Stockholders’ Equity	2,354,504	2,294,626
Total Liabilities and Stockholders’ Equity	$9,568,352	$8,416,695
———————
(1) Includes $7,482,658 and $5,957,707 pledged as collateral under secured debt arrangements in 2022 and 2021, respectively.
(2) Includes $191,608 and $0 pledged as collateral under secured debt arrangements in 2022 and 2021, respectively.
(3) Net of $159,724 and $178,588 CECL Allowance in 2022 and 2021, respectively, comprised of $133,500 and $145,000 Specific CECL Allowance and $26,224 and $33,588 General CECL Allowance, respectively.
(4) Includes $4,347 and $3,106 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2022 and 2021, respectively.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Operations
(in thousands—except share and per share data)

	Year ended December 31,
	2022	2021	2020
Net interest income:
Interest income from commercial mortgage loans	$456,513	$327,702	$309,134
Interest income from subordinate loans and other lending assets	55,590	100,413	118,435
Interest expense	(270,525)	(162,522)	(148,891)
Net interest income	$241,578	$265,593	$278,678
Revenue from real estate owned operations	62,062	18,917	—
Total net revenue	$303,640	$284,510	$278,678
Operating expenses:
General and administrative expenses (includes equity-based compensation of $18,252, $17,633 and $16,815 in 2022, 2021 and 2020, respectively)	$(29,662)	$(28,845)	$(26,849)
Management fees to related party	(38,419)	(38,160)	(39,750)
Operating expenses related to real estate owned	(52,368)	(19,923)	—
Depreciation and amortization on real estate owned	(704)	(2,645)	—
Total operating expenses	$(121,153)	$(89,573)	$(66,599)
Other income	$2,494	$3,821	$1,604
Realized gain (loss) on investments	18,683	(20,767)	(47,632)
Decrease (increase) in current expected credit loss allowance, net	17,623	34,773	(125,600)
Realized losses and impairments on real estate owned	—	(550)	—
Foreign currency translation gain (loss)	(116,399)	(31,687)	26,916
Gain on foreign currency forward contracts (includes unrealized gains (losses) of $104,159, $46,714 and $(26,499) in 2022, 2021 and 2020, respectively)	146,981	41,674	(9,743)
Gain (loss) on interest rate hedging instruments (includes unrealized gains of $7,692, $1,314, and $14,604)	13,363	1,314	(39,247)
Net income	$265,232	$223,515	$18,377
Preferred dividends	(12,272)	(12,964)	(13,540)
Net income available to common stockholders	$252,960	$210,551	$4,837
Net income per share of common stock:
Basic	$1.77	$1.48	$0.01
Diluted	$1.68	$1.46	$0.01
Basic weighted-average shares of common stock outstanding	140,534,635	139,869,244	148,004,385
Diluted weighted-average shares of common stock outstanding	165,504,660	168,402,515	148,004,385
Dividend declared per share of common stock	$1.40	$1.40	$1.45

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at December 31, 2019	6,770,393	$68	153,537,296	$1,535	$2,825,317	$(196,945)	$2,629,975
Adoption of ASU 2016-13, see Note 2	—	—	—	—	—	(30,867)	(30,867)
Capital increase related to Equity Incentive Plan	—	—	591,203	6	10,321	—	10,327
Repurchase of common stock	—	—	(14,832,632)	(148)	(127,846)	—	(127,994)
Net income	—	—	—	—	—	18,377	18,377
Dividends declared on preferred stock - $2.00 per share	—	—	—	—	—	(13,540)	(13,540)
Dividends declared on common stock - $1.45 per share	—	—	—	—	—	(215,749)	(215,749)
Balance at December 31, 2020	6,770,393	$68	139,295,867	$1,393	$2,707,792	$(438,724)	$2,270,529
Capital increase related to Equity Incentive Plan	—	—	598,193	6	13,349	—	13,355
Offering costs	—	—	—	—	(99)	—	(99)
Retirement of Series B Preferred Stock	(6,770,393)	(68)	—	—	—	—	(68)
Issuance of Series B-1 Preferred Stock	6,770,393	68	—	—	—	—	68
Net income	—	—	—	—	—	223,515	223,515
Dividends declared on preferred stock - $1.90 per share	—	—	—	—	—	(12,964)	(12,964)
Dividends declared on common stock - $1.40 per share	—	—	—	—	—	(199,710)	(199,710)
Balance at December 31, 2021	6,770,393	$68	139,894,060	$1,399	$2,721,042	$(427,883)	$2,294,626
Adoption of ASU 2020-06, see Note 2	—	—	—	—	(15,408)	11,992	(3,416)
Capital increase related to Equity Incentive Plan	—	—	701,935	7	11,273	—	11,280
Net income	—	—	—	—	—	265,232	265,232
Dividends declared on preferred stock - $1.81 per share	—	—	—	—	—	(12,272)	(12,272)
Dividends declared on common stock - $1.40 per share	—	—	—	—	—	(200,946)	(200,946)
Balance at December 31, 2022	6,770,393	$68	140,595,995	$1,406	$2,716,907	$(363,877)	$2,354,504

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows provided by operating activities:
Net income	$265,232	$223,515	$18,377
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and payment-in-kind interest	(50,966)	(69,590)	(61,745)
Amortization of deferred financing costs	12,034	13,740	12,862
Equity-based compensation	18,252	17,633	16,815
Increase (decrease) in current expected credit loss allowance, net	(17,623)	(34,773)	125,600
Foreign currency (gain) loss	97,330	31,096	(182)
Unrealized (gain) loss on derivative instruments	(111,851)	(48,028)	11,895
Depreciation and amortization	704	2,645	—
Loss from unconsolidated joint venture	—	161	—
Realized (gain) loss and impairments on investments and real estate owned	(18,683)	21,317	47,632
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	83,731	35,400	—
Other assets	(22,910)	1,628	(4,667)
Origination of subordinate loan, held for sale	—	(31,200)	—
Sale of subordinate loan, held for sale	—	31,200	—
Accounts payable, accrued expenses and other liabilities	12,500	4,464	(1,703)
Payable to related party	(45)	175	(832)
Net cash provided by operating activities	267,705	199,383	164,052
Cash flows used in investing activities:
New funding of commercial mortgage loans	(3,027,742)	(2,780,887)	(463,940)
Add-on funding of commercial mortgage loans	(483,795)	(350,926)	(321,271)
Add-on funding of subordinate loans and other lending assets	(113,124)	(177,269)	(91,447)
Proceeds received from the repayment and sale of commercial mortgage loans	1,874,933	1,509,428	662,688
Proceeds received from the repayment of subordinate loans and other lending assets	279,336	303,831	5,563
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	46,874	42,750	6,847
Proceeds received from the sale of real estate owned, held for sale	—	42,356	—
Capital expenditures on real estate assets	(33,035)	(133)	—
Cash received from hotel title assumption	—	4,148	—
Increase in collateral related to derivative contracts, net	117,200	49,740	(14,160)
Net cash used in investing activities	(1,339,353)	(1,356,962)	(215,720)
Cash flows provided by financing activities:
Payment of offering costs	—	(99)	—
Repurchase of common stock	—	—	(127,994)
Proceeds from secured debt arrangements	2,836,372	2,279,691	1,535,130
Repayments of secured debt arrangements	(1,453,921)	(1,510,236)	(1,242,317)
Repayments of senior secured term loan principal	(8,000)	(7,250)	(5,000)
Repayments of convertible notes	(345,000)	—
Proceeds from issuance of senior secured term loan	—	297,000	—
Proceeds from issuance of senior secured notes	—	500,000	—
Proceeds from participations sold	—	—	33,965
Repayment of debt related to real estate owned	—	(143,073)	—
Proceeds related to financing on real estate owned	164,835	—
Payment of deferred financing costs	(16,494)	(23,958)	(11,115)
Other financing activities	(6,972)	(4,278)	(6,494)
Dividends on common stock	(200,574)	(199,646)	(237,751)
Dividends on preferred stock	(12,272)	(12,964)	(13,540)
Net cash provided by (used in) financing activities	957,974	1,175,187	(75,116)

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2022	2021	2020
Net increase (decrease) in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	(113,674)	17,608	(126,784)
Less increase in cash classified within assets related to real estate owned, held for sale	(5,677)	—
Net increase (decrease) in cash and cash equivalents	(119,351)	17,608	(126,784)
Cash and cash equivalents, beginning of period	343,106	325,498	452,282
Effects of foreign currency translation on cash and cash equivalents	(1,725)	—	—
Cash and cash equivalents, end of period	$222,030	$343,106	$325,498
Supplemental disclosure of cash flow information:
Interest paid	$246,370	$137,671	$129,812
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$53,711	$52,398	$52,768
Change in participation sold	$(1,934)	$19,760	$—
Change in loan proceeds held by servicer	$(192)	$3,179	$5,649
Deferred financing costs, not yet paid	$—	$—	$2,596
Transfer of proceeds borrowed under secured credit facilities to Barclays Private Securitization	$—	$—	$782,006
Restructuring of subordinate loan to commercial mortgage loan	$—	$—	$68,500
Repayments of payment-in-kind on participation sold	$—	$(27,670)	$—
Assumption of real estate	$270,035	$154,300	$9,905
Assumption of debt related to real estate owned	$—	$(110,073)	$—
Assumption of other assets related to real estate owned	$—	$1,555	$—
Assumption of accounts payable and other liabilities related to real estate owned	$—	$(4,641)	$—
Transfer of assets to assets related to real estate owned, held for sale	$155,542	$—	$—
Transfer of liabilities to liabilities related to real estate owned, held for sale	$7,156	$—	$—
Transfer of subordinate loans to real estate owned	$—	$(45,289)	$—
Retirement of Series B Preferred Stock	$—	$(169,260)	$—
Issuance of Series B-1 Preferred Stock	$—	$169,260	$—

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
Consolidated Joint Venture
In the third quarter of 2022, we contributed an assemblage of properties in downtown Brooklyn, NY to a joint venture with WG Bowtie, LLC, a real estate developer. The entity was deemed to be a VIE of which we were deemed to be the primary beneficiary. Through our wholly-owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement. See further discussion in Note 5 – Assets and Liabilities Related to Real Estate Owned."
Barclays Securitization
During the second quarter of 2020, we entered into a private securitization with Barclays Bank plc. We have determined that the issuer of this securitization, ACRE Debt 2 PLC, is a VIE of which we were deemed to be the primary beneficiary, because we have the power to direct the activities of the VIE, and therefore, we consolidated the operations of this entity in accordance with GAAP. The collateral assets of the securitization are included in commercial mortgage loans, net on our consolidated balance sheets. The liabilities of the securitization to the senior noteholders, excluding the notes held by us, are included in secured debt arrangements, net on our consolidated balance sheet. See further discussion in "Note 7 - Secured Debt Arrangements, Net."
Unconsolidated Joint Ventures

In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of the venture’s equity and we contributed 90%. The entity was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. See further discussion in "Note 4 – Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net."
In October 2020, we entered a joint venture with CCOF Design Venture, LLC ("CCOF"), which owns the underlying properties that secured our first mortgage loan. The entity in which we own an interest, and which owns the underlying properties was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entities activities. In the fourth quarter of 2022, the underlying properties were sold to a third party and proceeds of the sale were distributed to the joint venture partners. The joint venture is expected to be dissolved in the first quarter of 2023.
Risks and Uncertainties
Although more normalized activities have resumed and there has been improved global economic activity due to global and domestic vaccination efforts, there are still various uncertainties around the impact COVID-19 and its variants will have on our business and the economy as a whole, including longer-term macroeconomic effects on supply chains, inflation and labor shortages. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of December 31, 2022. The uncertainty over the ultimate impact of COVID-19 and its variants, supply chain disruptions and labor shortages, rising inflation and increases in interest rates on the global economy generally and our business in particular may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of 90 days or less. Substantially all of the Company's cash on deposit is in interest bearing accounts with major financial institutions and exceeds federally insured limits. As of both December 31, 2022 and 2021, we had no restricted cash on our consolidated balance sheets.
Classification of Investments and Valuations of Financial Instruments
Our investments consist primarily of commercial mortgage loans, subordinate loans, and other lending assets that are classified as held-to-maturity.
Classification of Loans
Loans held to maturity are stated at the principal amount outstanding, adjusted for deferred fees and current allowance for loan losses, if any, in accordance with GAAP.
Loans held for sale are classified as such if there is a reasonable expectation to sell them in the short-term following the reporting date. Loans classified as held for sale are stated at the lower of amortized cost or fair value, in accordance with GAAP. As of both December 31, 2022 and 2021, there were no loans classified as held for sale on our consolidated balance sheets.
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
Current Expected Credit Losses ("CECL")
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which we refer to as the "CECL Standard." In accordance with the CECL Standard, we record allowances for our commercial mortgage loans and subordinate loans and other lending assets that are held-to-maturity. These allowances are deducted from the carrying amount of the assets to present the net carrying value of the amounts expected to be collected on the assets. As a practical expedient in accordance with the CECL Standard, we record loan specific allowances ("Specific CECL Allowance") for assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. For the remainder of the loan portfolio, we record a general allowance ("General CECL Allowance", and together with Specific CECL Allowance, "CECL Allowances") on a collective basis by assets with similar risk characteristics. We adopted the CECL Standard through a cumulative-effect adjustment to accumulated deficit on January 1, 2020. Subsequent changes to the CECL Allowance are recognized through net income on our consolidated statement of operations.
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
Specific CECL Allowance
Our loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flows from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property’s liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.
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
We derived an annual historical loss rate based on a CMBS database with historical losses from 1998 through the fourth quarter of 2022 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period.
The General CECL Allowance on subordinate loans is calculated by incorporating both the loan balance of the position(s) of the structurally senior third-party lender(s) and the balance of our subordinate loan(s). The subordinate loans, by virtue of being the first loss position, are required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage allowance attributable to the subordinate loan. The General CECL Allowance on unfunded loan commitments is time-weighted based on our expected commitment to fund such obligations. The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheets within accounts payable, accrued expenses and other liabilities. At adoption, the General CECL Allowance was $30.9 million and was recorded in our consolidated statement of changes in stockholders’ equity.

Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for further information regarding CECL.
Assets and Liabilities Related to Real Estate Owned

In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed in lieu of foreclosure. Foreclosed properties are classified as real estate owned and recognized at fair value on our consolidated balance sheets in accordance with the acquisition method under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” When determining the fair value of real estate assets and liabilities, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate.

Real estate assets and liabilities are evaluated for impairment on a quarterly basis. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value.
Real Estate Owned, Held for Investment

Real estate assets that are acquired for investment are assumed at their estimated fair value at acquisition and presented net of accumulated depreciation and impairments, if applicable. Upon acquisition, we allocate the value of acquired real estate assets based on the fair value of the acquired land, building, furniture, fixtures and equipment, and intangible assets, if applicable. Real estate assets are depreciated using the straight-line method over the assets' estimated useful lives of up to 40 years for buildings and up to 8 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the real estate asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred. For real estate projects under development, we capitalize costs incurred to prepare the property for its intended use in accordance with ASC Topic 970, "Real Estate — General." Such costs can include costs related to acquisition, construction, financing, development and real estate taxes.

Real Estate Owned, Held for Sale

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
Deferred Financing Costs
Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At both December 31, 2022 and 2021, we had $27.7 million of capitalized financing costs, net of amortization, included as a direct deduction from the carrying amount of our debt.
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
The dilutive effect to earnings per share for the years ended December 31, 2022, 2021 and 2020 is determined using the "if converted" method whereby, if the conversion of the convertible notes would be dilutive, interest expense on the outstanding notes is added back to the diluted earnings numerator and all of the potentially dilutive shares are included in the diluted common shares outstanding denominator for the computation of diluted earnings per share.
Foreign Currency
From time to time we enter into transactions denominated in currencies other than USD. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in our consolidated statement of operations. Assets and liabilities denominated in currencies other than USD are translated to USD at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
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
We determine fair value of our derivative contracts using quotations from a third-party expert. The fair value is derived by comparing the contracted forward exchange rate to the current market exchange rate, as well as by using a discounted cash flow analysis on the expected cash flows of each derivative. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.
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
We have elected to treat certain consolidated subsidiaries and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform noncustomary services for tenants and are subject to U.S. federal and state income tax at regular corporate tax rates. Our major tax jurisdictions are U.S. federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2019 through 2022. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next 12 months.
Investments in Unconsolidated Joint Ventures
Investments are accounted for under the equity method when (i) requirements for consolidation are not met, and (ii) we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. This adjustment is made at the end of each reporting period, generally on a one quarter lag, based on the best information available to us. Investments in unconsolidated joint ventures are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy and rental rates of the underlying property and capital requirements that could differ materially from actual results.
Refer to Principals of Consolidation above for additional details related to two unconsolidated joint ventures concluded to be VIEs and assessed for consolidation.
Secured Debt Arrangements
Secured debt arrangements are accounted for as financing transactions, unless they meet the criteria for sale accounting.

Loans financed through a secured debt arrangement remain on our consolidated balance sheets as an asset and cash received from the purchaser is recorded on our consolidated balance sheets as a liability. Interest incurred in accordance with secured debt arrangements is recorded as interest expense.
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
When a transfer does not meet the criteria of a sale under ASC 860, we account for such transfer as a secured borrowing on our consolidated balance sheets as both an asset and a non-recourse liability. The non-recourse liability is recorded under "Participations Sold" and the income earned is recorded as interest income and an identical amount is recorded as interest expense on our consolidated statements of operations.
Senior Secured Notes
We include our senior secured notes in our consolidated balance sheets as a liability, net of original issue discount and deferred financing costs. Discount or transaction expenses are deferred and amortized through the maturity. Interest paid in accordance with our senior secured notes is recorded in interest expense.
Senior Secured Term Loans
We include our senior secured term loans (the "Term Loans") in our consolidated balance sheets as a liability, net of original issue discount and deferred financing costs. Discount or transaction expenses are deferred and amortized through the maturity. Interest paid in accordance with our Term Loans is recorded in interest expense. Interest is net of our interest rate swap, which was terminated in May 2020 and our interest rate cap, which was entered into in June 2020.
Convertible Senior Notes
We include our convertible senior notes in our consolidated balance sheets as a liability, net of original issue discount. Discounts are deferred and amortized through the maturity of the notes. Interest paid in accordance with our convertible senior notes is recorded in interest expense.
Revenue Recognition
Interest income on our lending assets is accrued based on the actual coupon rate adjusted for accretion of any purchase discounts, the amortization of any purchase premiums and the accretion of any deferred fees, in accordance with GAAP. Loans that are significantly past due may be placed on non-accrual if we determine it is probable that we will not collect all payments which are contractually due. When a loan is placed on non-accrual, interest is only recorded as interest income when it's received. Under certain circumstances, we may apply cost recovery under which interest collected on a loan reduces its amortized cost. The cost recovery method will no longer apply if collection of all principal and interest is reasonably assured. A loan may be placed back on accrual status if we determine it is probable that we will collect all payments which are contractually due.
Operating revenue from real estate owned, held for sale that is a hotel property represents revenue associated with the operations of the hotel property. Revenue from the operation of the hotel property is recognized when guestrooms are occupied or services have been rendered. Revenues are recorded net of any discounts and sales and other taxes collected from customers. Revenues consist of room sales, food and beverage sales and other hotel revenues.
Gains or losses on the sale of real estate assets, including residential property, are recognized in accordance with ASC 610-20, "Gains and Losses from the Derecognition of Nonfinancial Assets". We use specific identification method to allocate costs.
Share-based Payments

We account for share-based compensation to our independent directors, to the Manager and to employees of the Manager and its affiliates using the fair value-based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued is measured at its fair value at the grant date and amortized into expense over the vesting period on a straight-line basis.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity" ("ASU 2020-06"). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted "Earnings per share" under ASC 260. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. We adopted ASU 2020-06 through the modified retrospective method on January 1, 2022 through an adjustment to additional paid-in capital, retained earnings, and the carrying values our Convertible Notes. The net impact to stockholders' equity of adopting ASU 2020-06 was $3.4 million.
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference London Interbank Offered Rate ("LIBOR") or other reference rates expected to be discontinued as a result of reference rate reform. In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which defers the expiration of ASC 848 from December 31, 2022, to December 31, 2024. We have loan agreements, debt agreements, and an interest rate cap that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. During the fourth quarter of 2021, we have adopted optional expedients per ASU 2020-04 for certain of our commercial mortgage loans and debt agreements denominated in British Pound Sterling ("GBP") and Euro ("EUR") with contracts that reference GBP LIBOR and EUR LIBOR, respectively. As prescribed by the optional expedients within ASU 2020-04, we have accounted for applicable modified contracts that incorporate alternative benchmarks as if they are not substantially different. We will continue to evaluate the possible adoption of any such expedients or exceptions for certain of our commercial mortgage loans and debt agreements denominated in USD.
In March 2022, the FASB issued ASU 2022-02 "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). The intention of ASU 2022-02 is to simplify the guidance surrounding loan modifications and restructurings and to eliminate the accounting guidance related to troubled debt restructurings ("TDR"). The new guidance deviates from TDR guidance as disclosures are now based on whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, other-than-insignificant payment delay or term extension as opposed to simply a concession. The new guidance requires disclosure by class of financing receivables, of the types of modifications, the financial effects of those modifications and the performance of those modified receivables in the trailing twelve months after modification. Accounting for credit losses under ASC 326 "Financial Instruments—Credit Losses", is also updated to allow entities to use any acceptable method to determine credit losses as a result of modification or restructuring with a borrower experiencing financial difficulty. ASU 2022-02 also requires disclosure of gross write-offs recorded in the current period, on a year-to-date basis, by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. Entities are able to early adopt these amendments, including adoption in an interim period, and have the ability to early adopt the TDR enhancements separately from the vintage disclosures. If an entity adopts the amendments in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. During the third quarter of 2022, we have early adopted the TDR enhancements and new vintage disclosure requirements under of ASU 2022-02. Refer to "Note 4 -Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net."
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
The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rose above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatilities. Our interest rate cap is classified as Level II in the fair value hierarchy.
The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of December 31, 2022 and December 31, 2021 ($ in thousands):

	Fair Value as of December 31, 2022				Fair Value as of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$119,499	$—	$119,499	$—	$15,340	$—	$15,340
Interest rate cap asset	—	9,141	—	9,141	—	1,448	—	1,448
Total financial instruments	$—	$128,640	$—	$128,640	$—	$16,788	$—	$16,788

Non-recurring Fair Value Measurements
We are required to record real estate owned, a nonfinancial asset, at fair value on a non-recurring basis in accordance with GAAP. The fair value of real estate owned is determined by using the market approach, which utilizes the fair value of similar assets and liabilities in the market place, as well as, when necessary, the use of third-party valuation experts. We deem the inputs used in our approach to be significant unobservable inputs. As such the fair value of real estate owned falls within Level III of the fair value hierarchy.

On August 3, 2022, we acquired legal title of a multifamily development property through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time acquisition. No impairments have been recorded as of December 31, 2022.
On May 24, 2021, we acquired legal title to a full-service luxury hotel through a deed-in-lieu of foreclosure, which is classified as real estate owned on our consolidated balance sheets. We assumed the hotel’s assets and liabilities, including a
$110.0 million mortgage loan. We repaid the mortgage loan at par and now hold the property unlevered.

At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments have been recorded as of December 31, 2022 or December 31, 2021.
Refer to "Note 5 – Assets and Liabilities Related to Real Estate Owned" for additional discussions.

Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at December 31, 2022 and December 31, 2021 ($ in thousands):

Loan Type	December 31, 2022	December 31, 2021
Commercial mortgage loans, net(1)	$8,121,109	$7,012,312
Subordinate loans and other lending assets, net	560,881	844,948
Carrying value, net	$8,681,990	$7,857,260
  ———————
(1)Includes $138.3 million and $97.8 million in 2022 and 2021, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 98% floating rate loans, based on amortized cost, as of each of December 31, 2022 and December 31, 2021.
Activity relating to our loan portfolio for the year ended December 31, 2022 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific CECL Allowance	Carrying Value, Net(2)
December 31, 2021	$8,072,377	$(36,529)	$(145,000)	$7,890,848
New funding of loans	3,027,742	—	—	3,027,742
Add-on loan fundings(3)	596,919	—	—	596,919
Loan repayments and sales	(2,214,621)	—	—	(2,214,621)
(Loss) gain on foreign currency translation	(360,818)	4,382	—	(356,436)
Decrease in Specific CECL Allowance, net	—	—	11,500	11,500
Realized (loss) on investment	(22,147)	(2,747)	—	(24,894)
Transfer to real estate owned	(225,036)	(1,423)	—	(226,459)
Deferred fees and other items	—	(46,874)	—	(46,874)
Payment-in-kind interest and amortization of fees	18,351	32,138	—	50,489
December 31, 2022	$8,892,767	$(51,053)	$(133,500)	$8,708,214
General CECL Allowance(4)				(26,224)
Carrying value, net				$8,681,990
———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, deferred origination expenses, and the activity of unconsolidated joint ventures.
(2)December 31, 2021 carrying value excludes General CECL Allowance of $33.6 million.
(3)Represents fundings committed prior to 2022.
(4)$4.3 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	December 31, 2022	December 31, 2021
Number of loans	61	67
Principal balance	$8,892,767	$8,072,377
Carrying value, net	$8,681,990	$7,857,260
Unfunded loan commitments(1)	$1,041,654	$1,357,122
Weighted-average cash coupon(2)	7.2%	4.5%
Weighted-average remaining fully-extended term(3)	2.8 years	2.9 years
Weighted-average expected term(4)	1.7 years	2.3 years
———————
(1)Unfunded loan commitments are funded to finance construction costs, tenant improvements, leasing commissions, or carrying costs. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.
(2)For floating rate loans, based on applicable benchmark rates as of the specified dates. For loans placed on non-accrual the interest rate used in calculating weighted-average cash coupon is 0%.
(3)Assumes all extension options are exercised.
(4)Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated 5 loans.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2022		December 31, 2021
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Hotel	$2,117,079	24.3%	$1,875,439	23.8%
Office	1,671,006	19.2	1,700,779	21.6
Residential	1,537,541	17.7	1,434,186	18.2
Retail	1,364,752	15.7	1,126,332	14.3
Healthcare	575,144	6.6	316,321	4.0
Mixed Use	559,809	6.4	269,839	3.4
Industrial	296,860	3.4	377,068	4.8
Other(2)	586,023	6.7	790,884	9.9
Total	$8,708,214	100.0%	$7,890,848	100.0%
General CECL Allowance(3)	(26,224)		(33,588)
Carrying value, net	$8,681,990		$7,857,260

(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other property types include parking garages (3.1%), caravan parks (2.3%) and urban predevelopment (1.3%) in 2022, and parking garages (3.3%), caravan parks (2.8%), multifamily development (2.2%), and urban predevelopment (1.6%) in 2021.
(3)$4.3 million and $3.1 million of the General CECL Allowance for 2022 and 2021, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2022		December 31, 2021
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,470,532	28.4%	$2,297,286	29.1%
New York City	2,049,493	23.5	2,000,661	25.4
Other Europe(2)	1,542,462	17.7	1,295,870	16.4
Southeast	642,542	7.4	708,920	9.0
Midwest	592,756	6.8	689,274	8.7
West	584,247	6.7	356,097	4.5
Other(3)	826,182	9.5	542,740	6.9
Total	$8,708,214	100.0%	$7,890,848	100.0%
General CECL Allowance(4)	(26,224)		(33,588)
Carrying value, net	$8,681,990		$7,857,260

(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other Europe includes Italy (5.4%), Germany (4.9%), Spain (3.8%), Sweden (2.8%) and Ireland (0.7%) in 2022 and Germany (6.1%), Sweden (3.6%), Spain (3.3%), Italy (2.6%), and Ireland (0.8%) in 2021.
(3)Other includes Northeast (5.5%), Southwest (2.3%), Mid-Atlantic (1.4%) and Other (0.3%) in 2022 and Southwest (3.5%), Mid-Atlantic (1.6%), Northeast (1.5%), and Other (0.3%) in 2021.
(4)$4.3 million and $3.1 million of the General CECL Allowance for 2022 and 2021, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

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

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of December 31, 2022 and December 31, 2021, respectively ($ in thousands):

December 31, 2022
				Amortized Cost by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2022	2021	2020	2019	2018	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	2	65,943	0.8%	—	—	—	—	—	65,943
3	54	8,401,925	96.5%	2,575,455	2,462,499	687,329	1,637,050	479,769	559,823
4	2	27,451	0.3%	—	—	—	—	19,951	7,500
5	3	212,895	2.4%	—	—	—	—	—	212,895
Total	61	$8,708,214	100.0%	$2,575,455	$2,462,499	$687,329	$1,637,050	$499,720	$846,161
General CECL Allowance(1)		(26,224)
Total carrying value, net		$8,681,990

Weighted Average Risk Rating			3.0
Gross write-offs		$7,000		$—	$—	$—	$—	$—	$7,000

December 31, 2021
				Amortized Cost by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2021	2020	2019	2018	2017	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	32,000	0.4%	—	—	—	—	—	32,000
3	62	7,372,081	93.5%	2,622,248	644,404	2,307,948	828,270	389,264	579,947
4	1	81,980	1.0%	—	—	—	—	81,980	—
5	3	404,787	5.1%	—	—	—	—	177,483	227,304
Total	67	$7,890,848	100.0%	$2,622,248	$644,404	$2,307,948	$828,270	$648,727	$839,251
General CECL Allowance(1)		(33,588)
Total carrying value, net		$7,857,260

Weighted Average Risk Rating			3.1
Gross write-offs		$—		$—	$—	$—	$—	$—	$—
———————
(1)$4.3 million and $3.1 million of the General CECL Allowance for 2022 and 2021, respectively, is excluded from the tables above because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
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
The following schedule illustrates changes in CECL Allowances for the year ended December 31, 2022 and 2021, respectively ($ in thousands):

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(1)
		Funded	Unfunded	Total		General	Total
December 31, 2021	$145,000	$33,588	$3,106	$36,694	$181,694	0.49%	2.26%
Changes:
Allowances (Reversals)	13,396	(7,364)	1,241	(6,123)	$7,273
Write-offs	(24,896)	—	—	—	(24,896)
December 31, 2022	$133,500	$26,224	$4,347	$30,571	$164,071	0.36%	1.86%
———————
(1)Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(1)
		Funded	Unfunded	Total		General	Total
December 31, 2020	$175,000	$38,102	$3,365	$41,467	$216,467	0.67%	3.23%
Changes:
Reversals	(20,000)	(4,514)	(259)	(4,773)	(24,773)
Write-offs	(10,000)	—	—	—	(10,000)
December 31, 2021	$145,000	$33,588	$3,106	$36,694	$181,694	0.49%	2.26%
———————
(1)Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool

For information on General and Specific CECL allowance changes during the years ended December 31, 2022 and 2021, see below.

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

We derived an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the fourth quarter of 2022 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period. The shortened four quarter forecast period was adopted at the onset of COVID-19 pandemic in response to heightened macroeconomic uncertainty brought by the pandemic. With the pandemic gradually subduing in response to global and domestic vaccination efforts and other public safety measures, we are reverting to a longer forecast period of six quarters effective December 31, 2022. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

The General CECL Allowance on subordinate loans is calculated by incorporating both the loan balance of the position(s) of the structurally senior third-party lender(s) and the balance of our subordinate loan(s). The subordinate loans, by virtue of being the first loss position, are required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage allowance attributable to the subordinate loan. The General CECL Allowance on unfunded loan commitments is time-weighted based on our expected commitment to fund such obligations. The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheets within accounts payable, accrued expenses and other liabilities.
We have made an accounting policy election to exclude accrued interest receivable ($65.4 million and $41.2 million as of December 31, 2022 and 2021, respectively), included in other assets on our consolidated balance sheets, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner.
Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.
The following schedule sets forth our General CECL Allowance as of December 31, 2022 and December 31, 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Commercial mortgage loans, net	$22,848	$22,554
Subordinate loans and other lending assets, net	3,376	11,034
Unfunded commitments(1)	4,347	3,106
Total General CECL Allowance	$30,571	$36,694
 ———————
(1)The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheets within accounts payable, accrued expenses and other liabilities.

Our General CECL allowance decreased by $6.1 million during the year ended December 31, 2022. The decrease was primarily related to portfolio seasoning and changes in expected loan repayment dates. The decrease was partially offset by a more adverse macroeconomic outlook.

Our General CECL Allowance decreased by $4.8 million during the year ended December 31, 2021. The decrease was primarily related to portfolio seasoning and improved macroeconomic outlook, which was partially offset by new loan originations.
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

We regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. The Specific CECL Allowance is evaluated on a quarterly basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the liquidation value of the underlying collateral. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such impairment analysis is completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower’s exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants.
The following table summarizes our risk rated 5 loans as of December 31, 2022, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk rating
Mortgage
	Retail(1)(2)	Cincinnati, OH	$166,583	$67,000	$99,583	Non-Accrual/ 10/1/2019	5
	Hotel(3)	Atlanta, GA	97,832	—	97,832	Non-Accrual/ 5/1/2022	5
Mortgage total:			$264,415	$67,000	$197,415

Mezzanine
	Residential(4)	Manhattan, NY	$81,980	$66,500	$15,480	Non-Accrual/ 7/1/2021	5
Mezzanine total:			$81,980	$66,500	$15,480

Total:			$346,395	$133,500	$212,895
———————
(1)The fair value of retail collateral was determined by applying a capitalization rate of 8.5%.
(2)In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of the venture’s equity and we contributed 90%. The entity was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. During the years ended December 31, 2022 and 2021, $1.8 million and $1.4 million, respectively of interest paid was applied towards reducing the carrying value of the loan. The related profit and loss from the joint venture was immaterial for the years ended December 31, 2022 and 2021.
(3)The fair value of the hotel collateral was determined by applying a capitalization rate of 9.3% and a discount rate of 11.3%. During the year ended December 31, 2022, $1.4 million of interest paid was applied towards reducing the carrying value of the loan. During the three months ended December 31, 2022, we wrote off the previously recorded Specific CECL Allowance and reduced the principal balance of the loan by $7.0 million, which was recorded as a realized loss within realized gain (loss) on investments in our December 31, 2022 consolidated statement of operations.
(4)The fair value of the residential collateral was determined by making certain projections and assumptions with respect to future performance and a discount rate of 10%.
We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis for loans on non-accrual was $468.0 million and $639.6 million as of December 31, 2022 and December 31, 2021, respectively. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. For the years ended December 31, 2022 and 2021, we received $3.2 million and $1.4 million, respectively, in interest that reduced amortized cost under the cost recovery method.
As of December 31, 2022 and 2021, the amortized cost basis for loans with accrued interest past due 90 or more days was $581.3 million and $757.6 million, respectively. As of December 31, 2022, there were no loans with accrued interest between 30 and 89 days past due. As of December 31, 2021, the amortized cost basis for loans with accrued interest between 30 and 89 days past due was $19.0 million.

During the third quarter of 2022, we refinanced our three mezzanine loans, and originated a commercial mortgage loan as part of an overall recapitalization. All of the loans are secured by an ultra-luxury residential property in Manhattan, NY. These loans have an aggregate amortized cost at December 31, 2022 of $736.3 million (inclusive of $82.5 million of payment- in-kind interest). As of December 31, 2022, these loans include (i) a $274.1 million commercial mortgage loan (“Senior Loan”), (ii) a $191.6 million senior mezzanine loan (“Senior Mezzanine Loan”), (iii) a $255.1 million junior mezzanine loan (“Junior Mezzanine A Loan”), and (iv) a $15.5 million junior mezzanine loan (net of a $66.5 million Specific CECL Allowance) (“Junior Mezzanine B Loan” together with the Junior Mezzanine A Loan collectively referred to as “Junior Mezzanine Loan”).

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
In accordance with ASC 326 and adoption of ASU 2022-02, we have classified the refinancing of the Senior Mezzanine Loan and Junior Mezzanine Loan as an interest rate reduction and term extension. The aggregate amortized cost of the Senior Mezzanine Loan and Junior Mezzanine Loan as of December 31, 2022 totaled $462.2 million, or 5.3% of our aggregate commercial mortgage loans and subordinate loans and other lending assets by amortized cost. As of March 31, 2022, sales velocity on the underlying property lagged behind the borrower's business plan and management's expectations. Based on this information as of March 31, 2022, we deemed the borrower to be experiencing financial difficulty and accordingly changed the risk rating to a 5 and recorded $30.0 million of Specific CECL Allowance on the Junior Mezzanine B Loan. During the quarter ended December 31, 2022, we recorded an additional $36.5 million Specific CECL Allowance on the Junior Mezzanine B Loan, bringing the total loan Specific CECL Allowance to $66.5 million, due to slower sales pace across the ultra-luxury residential segment at the end of 2022 in response to broader market uncertainty. The modified loan terms as discussed above have been reflected in our calculation of CECL for the quarter ended December 31, 2022. Refer to "CECL" section above for additional information regarding our calculation of CECL allowance. As of December 31, 2022, our amortized cost basis in this loan was $15.5 million, and its risk rating remained as a 5.
In March 2017, we originated a first mortgage secured by a hotel in Atlanta, GA. As of May 1, 2022, due to slower than expected recovery from the COVID-19 pandemic, we deemed the borrower to be experiencing financial difficulty and ceased accruing interest. During the second quarter of 2022, we recorded a $7.0 million Specific CECL Allowance. Additionally, during 2022, we modified the loan to provide two short term extensions to the borrower.
During the fourth quarter of 2022, the loan went into maturity default. We are in discussions with the sponsor regarding consensual foreclosure, and expect to reach an agreement in the first quarter of 2023. In anticipation of the upcoming foreclosure, we wrote off the previously recorded Specific CECL Allowance, and recorded a $7.0 million realized loss on the loan within realized gain (loss) on investments in the consolidated statement of operations. As of December 31, 2022, the loan had a principal balance of $98.2 million and amortized cost of $97.8 million. As of December 31, 2022 the loan has a risk rating of 5.

As of December 31, 2022, there were $9.5 million of unfunded commitments related to borrowers experiencing financial difficulty for the entire loan portfolio.

In October 2020, we entered a joint venture with CCOF Design Venture, LLC, which owns the underlying properties that secured our first mortgage loan. The entity in which we own an interest, and which owns the underlying properties, was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. The related profit and loss from the joint venture was immaterial for the years ended December 31, 2022, 2021 and 2020. During the third quarter of 2022, $53.0 million of the previously recorded $68.0 million Specific CECL Allowance was reversed based on the fair value of the property prior to the sale. During the fourth quarter of 2022, we recorded an additional Specific CECL Allowance of $2.9 million, based on higher estimated costs to sell. Shortly thereafter in the fourth quarter of 2022, we sold the property and recognized a realized loss on investment of $17.9 million in the consolidated statement of operations, which represented a write-off of the $17.9 million previously recorded Specific CECL Allowance. In conjunction with the sale of the underlying property, we provided $133.0 million ($119.0 million funded at close) of seller financing in the form of a floating-rate first mortgage.
In 2018, we originated a $38.5 million commercial mortgage loan secured by a hotel in Pittsburgh, Pennsylvania. During the fourth quarter of 2020, the loan was recapitalized with the minority equity holder in the property. In connection with this recapitalization, the sponsor committed to contribute $11.4 million in new equity and we received approximately $5.9 million of principal that paid down the existing loan. We wrote down our principal by $11.0 million which was recorded as a realized loss within realized gain (loss) on investments in our December 31, 2020 consolidated statement of operations. The realized loss included a $9.5 million write-off of previously recorded Specific CECL Allowance. As of December 31, 2022 and 2021, the recapitalized loan had a principal balance of $27.1 million and $25.7 million, respectively and amortized cost of $27.0 million and $25.6 million, respectively. As of December 31, 2022 and 2021, the loan has a risk rating of 3.
In 2015, we originated a $157.8 million loan secured by a hotel in New York City. During the second quarter of 2020, the loan was restructured. In connection with this restructuring, the borrower committed to contribute additional equity of $15.0 million and concurrently we wrote down our principal on this loan by $15.0 million, which had been previously recorded as a Specific CECL Allowance. We recorded a $15.0 million realized loss within realized gain (loss) on investments in our December 31, 2020 consolidated statement of operations. As of December 31, 2022 and 2021, the loan had a principal balance of $142.8 million and an amortized cost of $145.9 million and $145.3 million, respectively. Additionally, as of both December 31, 2022 and 2021, the loan has a risk rating of 3 and is on accrual status.
Other Loan and Lending Assets Activity
We recognized payment-in-kind interest of $10.0 million, $47.7 million, and $46.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We recognized $3.8 million, $1.5 million, and $0.2 million in pre-payment penalties and accelerated fees for the years ended December 31, 2022, 2021 and 2020.
We recognized $3.7 million of shared appreciation fees for the year ended December 31, 2021 related to a first mortgage loan secured by a portfolio of residential-for-rent assets located in the United States, which is recorded in other income in the consolidated statement of operations.
As of December 31, 2022 and 2021, our portfolio included other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interests are secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interests is limited to the book value of such interests. The book value as of December 31, 2022 was $51.1 million, consisting of one interest with a weighted average maturity of 1.4 years and the book value as of December 31, 2021 was $64.6 million consisting of two interests with a weighted average maturity of 4.5 years. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. These interests are accounted for as held-to-maturity and recorded at carrying value on our consolidated balance sheets.
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
During the third quarter of 2022 one of our commercial mortgage loans collateralized by an office building located in London, United Kingdom was not repaid upon its contractual maturity, triggering an event of default. To provide the borrower with additional time to refinance the loan, we agreed to a conditional waiver of the event of default and modified the terms of the loan agreement to include (i) a short-term extension and (ii) default interest of 2.0%, which we commenced accruing in addition to our contractual rate. At December 31, 2022, the loan had an amortized cost basis of £93.7 million ($113.3 million assuming conversion into USD), including £20.8 million ($25.1 million assuming conversion into USD) of subordinate participation sold accounted for as secured borrowing. In January 2023, the loan was fully satisfied, including all contractual and default interest accrued to date. See "Note 20 - Subsequent Events" for further discussion.
Loan Sales
From time to time, we may enter into sale transactions with other parties. All sale transactions are evaluated in accordance with ASC 860. The following loan sale occurred in 2022:
During the third quarter of 2022, we transferred a portion of our unfunded commitment of £293.4 million ($327.7 million assuming conversion into USD) in a commercial mortgage loan secured by a mixed use property located in London, United Kingdom to entities managed by affiliates of the Manager. In addition to transferring the unfunded commitment, we also transferred a proportionate share of the origination fee associated with such unfunded commitment, resulting in a reduction to our amortized cost basis. We evaluated the transfer under ASC 860 and determined the transfer met the criteria for sale accounting. We recorded no gain or loss on the sale.
In the fourth quarter of 2022, we sold our interest in a $100.0 million subordinate loan secured by an office building located in Manhattan, NY. We determined that this transaction qualifies as a sale and accounted for it as such. We recorded no gain or loss related to this sale.
The following loan sales occurred in 2021:

In the fourth quarter of 2021, we sold our interest in a $31.2 million subordinate loan secured by a residential-for-sale inventory property located in Boston, MA. We determined that this transaction qualifies as a sale and accounted for it as such. We recorded no gain or loss related to this sale.
Additionally, during the fourth quarter of 2021, we sold our interest in a subordinate loan, previously classified as held for sale. The subordinate loan was secured by a mixed-used property with an outstanding principal of $41.9 million. We determined that this transaction qualifies as a sale and accounted for it as such. We recorded a loss of approximately $0.8 million in connection with this sale within realized gain (loss) on investments in the December 31, 2021 consolidated statement of operations.
The following loan sales occurred in 2020:
In the first quarter of 2020, we sold £62.2 million ($81.3 million assuming conversion into USD) in a mezzanine loan and £50.0 million ($65.3 million assuming conversion into USD) unfunded commitment of a senior mortgage secured by a mixed-use property in London, United Kingdom to a fund managed by an affiliate of the Manager, that was originated by us in December 2019. We determined that this transaction qualified as a sale and accounted for it as such. We recorded no gain or loss related to this sale.
In the second quarter of 2020, we sold interests in three construction loans, with aggregate commitments of $376.9 million (of which approximately $127.0 million was funded at the time of sale). The sales were made to entities managed by affiliates of the Manager. We determined that these transactions qualified as sales and accounted for them as such. We recorded a loss of approximately $1.4 million in connection with these sales within realized gain (loss) on investments in our December 31, 2020 consolidated statement of operations.
In the third quarter of 2020, we sold our interest in a foreign residential-for-sale inventory loan, with outstanding principal of £97.5 million ($124.2 million assuming conversion into USD). We determined this transaction qualifies as a sale and accounted for it as such. We recorded a loss of approximately $1.0 million in connection with this sale within realized gain (loss) on investments in our December 31, 2020 consolidated statement of operations.
In the fourth quarter of 2020, we sold our interest in a residential-for-sale inventory loan secured by property in New York, NY, with outstanding principal of $73.4 million. We determined this transaction qualified as a sale and accounted for it as such. We recorded a loss of approximately $2.7 million in connection with this sale within realized gain (loss) on investments in our December 31, 2020 consolidated statement of operations.
Note 5 – Assets and Liabilities Related to Real Estate Owned
Assets and Liabilities Related to Real Estate Owned, Held for Sale
In 2017, we originated a subordinate loan junior to a $33.0 million third-party mortgage, secured by a hotel in Anaheim, CA. In December 2020, due to non-performance, we assumed legal title through the execution of a deed-in-lieu of foreclosure. We intended to sell the hotel and, as such, as of the date of the title assumption, we recorded the hotel property on our consolidated balance sheets at its fair market value less costs to sell, net of a realized loss of $2.4 million, that was previously recorded as Specific CECL Allowance.
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
On May 24, 2021, we purchased the $24.5 million senior mezzanine loan at par and acquired legal title to the hotel through a deed-in-lieu of foreclosure. We assumed the hotel’s assets and liabilities (including the $110.0 million mortgage loan) and recorded an additional $10.0 million charge reflecting the difference between the fair value of the hotel’s net assets and the carrying amount of the loan. This $10.0 million loss on title assumption plus the previously recorded Specific CECL Allowance of $10.0 million resulted in a $20.0 million realized loss on investments included within realized gain (loss) on investments in our 2021 consolidated statement of operations.

On May 24, 2021, in accordance with ASC 805, "Business Combinations," we allocated the fair value of the hotel’s acquired assets and assumed debt. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs. On June 29, 2021, we repaid the $110.0 million mortgage loan against the property. As of March 1, 2022, the hotel assets and liabilities met the criteria to be classified as held for sale under ASC Topic 360, "Property, Plant, and Equipment." As of March 1, 2022, we ceased recording depreciation on the building and furniture, fixtures, and equipment on the consolidated statement of operations.
Below are the hotel's assets and liabilities as of December 31, 2022 on our consolidated balance sheet ($ in thousands):

December 31, 2022
Assets:
Cash	$5,677
Land	58,742
Buildings	87,021
Furniture, fixtures, and equipment	9,053
Accumulated depreciation	(3,349)
Other assets	5,253
Total Assets	$162,397
Liabilities:
Accounts payable, accrued expenses and other liabilities	6,493
Total Liabilities	$6,493
Net Real Estate Assets	$155,904
For the years ended December 31, 2022 and 2021, we recorded the operating revenue, expenses and fixed asset depreciation and amortization in our consolidated income statement as shown below ($ in thousands):

	Year ended December 31,
	2022	2021
Operations related to real estate owned:
Revenue from operations	$62,062	$18,917
Operating expenses	(52,368)	(19,923)
Depreciation and amortization	(704)	(2,645)
Net income (loss) from real estate owned	$8,990	$(3,651)
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
On August 3, 2022, we acquired legal title of the property through a deed-in-lieu of foreclosure and accounted for the asset acquisition in accordance with ASC 805, "Business Combinations." At that time, our amortized cost basis in the commercial mortgage loan was $226.5 million. We recorded the real estate assumed at a fair value of $270.1 million based on the market value of the land. We recognized a realized gain of $43.6 million, recorded within realized gain (loss) on investments on our consolidated statement of operations, which reflects the difference between the fair value of the property and the carrying value of the loan at the time of acquisition. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs, including comparable sales of similar properties in the market. Since title acquisition we have capitalized an additional $32.7 million of construction and financing costs. As of December 31, 2022, our cost basis in the property was $302.7 million.
Upon taking title, we concurrently contributed the property to a joint venture with a third-party real estate developer. The entity was deemed to be a VIE and we determined that we are the primary beneficiary. Through our wholly owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement. Concurrently with taking title to the property, we obtained $164.8 million in construction financing on the property. As of December 31, 2022, the carrying value of the construction financing was $160.3 million, net of $4.5 million in deferred financing cost and was included within debt related to real estate owned, held for investment, net on our consolidated balance sheet.
The construction financing includes a maximum commitment of $388.4 million, an interest rate of term one month SOFR+2.55%, and current maturity of August 2026, with an option for us to extend for one year contingent upon meeting certain conditions. The construction financing agreement contains the following financial covenants: (i) our unencumbered liquidity must be greater $100.0 million and (ii) our net worth must be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. At December 31, 2022, we were in compliance with these covenants.
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	December 31, 2022	December 31, 2021
Interest receivable	$65,383	$41,219
Loan proceeds held by servicer	3,371	3,179
Other(1)	1,853	3,355
Total	$70,607	$47,753
———————
(1)Includes $3.1 million of other assets from real estate owned at December 31, 2021. Refer to "Note 5 – Assets and Liabilities Related to Real Estate Owned, Held for Sale" for additional information.
Note 7 – Secured Debt Arrangements, Net

We utilize our secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements comprise secured credit facilities and a private securitization. During the year ended December 31, 2022, we entered into two new credit facilities, which provided $252.1 million of additional liquidity, and upsized three of our existing credit facilities by $1.1 billion.

Our borrowings under secured debt arrangements at December 31, 2022 and December 31, 2021 are detailed in the following table ($ in thousands):

	December 31, 2022			December 31, 2021
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)(4)	$1,532,722	$1,306,320	September 2026	$1,344,283	$1,329,923	September 2026
JPMorgan Facility - GBP(3)(4)	67,278	67,278	September 2026	87,497	86,849	September 2026
JPMorgan Facility - EUR(3)(4)	—	—	N/A	68,220	68,220	September 2026
Deutsche Bank Facility - USD(3)	700,000	385,818	March 2026	700,000	259,073	March 2023
Credit Suisse Facility - USD	635,653	632,747	August 2026(6)(7)	161,609	148,720	February 2025(6)(7)
HSBC Facility - GBP	364,423	364,423	April 2025	—	—	N/A
HSBC Facility - EUR	272,890	272,890	January 2026(7)	167,756	162,937	July 2022
Goldman Sachs Facility - USD	300,000	70,249	November 2025(5)	300,000	168,231	November 2025(5)
Barclays Facility - USD	200,000	111,909	June 2027(6)	200,000	32,693	March 2024
MUFG Securities Facility - GBP	194,272	194,272	June 2025(6)	—	—	N/A
Santander Facility - EUR	57,807	53,320	August 2024	—	—	N/A
Total Secured Credit Facilities	4,325,045	3,459,226		3,029,365	2,256,646
Barclays Private Securitization - GBP, EUR, SEK	1,850,076	1,850,076	February 2026(7)	1,902,684	1,902,684	August 2024(7)
Total Secured Debt Arrangements	6,175,121	5,309,302		4,932,049	4,159,330
Less: deferred financing costs	N/A	(12,477)		N/A	(9,062)

Total Secured Debt Arrangements, net(8)(9)(10)	$6,175,121	$5,296,825	$4,932,049	$4,150,268
———————
(1)As of December 31, 2022, GBP, EUR, and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.21, 1.07, and 0.10, respectively. As of December 31, 2021, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.35, 1.14 and 0.11, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)Facility enables us to elect to receive advances in USD, GBP, or EUR.
(4)The JPMorgan Facility allows for $1.6 billion of maximum borrowings in total as of December 31, 2022. The facility was temporarily upsized from $1.5 billion to $1.6 billion during August 2022 and the maximum borrowings will decrease to $1.5 billion as of January 2023.
(5)Assumes facility enters the two-year amortization period subsequent to the November 2023 maturity, which allows for the refinancing or pay down of assets under the facility.
(6)Assumes financings are extended in line with the underlying loans.
(7)Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(8)Weighted-average borrowing costs as of December 31, 2022 and December 31, 2021 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.28% / GBP: +2.02% / EUR: +1.54% / SEK: +1.50% and USD: +2.00% / GBP: +1.86% / EUR: +1.42%/ SEK: +1.50%, respectively.
(9)Weighted average advance rates based on cost as of December 31, 2022 and December 31, 2021 were 68.8% (63.9% (USD) / 74.0% (GBP) / 72.1% (EUR) / 80.5% (SEK)) and 69.8% (67.1% (USD) / 72.7% (GBP) / 68.9% (EUR) / 80.7% (SEK)), respectively.
(10)As of December 31, 2022 and December 31, 2021, approximately 58% and 50% of the outstanding balance under these secured borrowings were recourse to us.
Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to it. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of December 31, 2022 and December 31, 2021, the weighted average haircut under our secured debt arrangements was approximately 31.2% and 30.2%, respectively. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.
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
The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of December 31, 2022 and December 31, 2021 ($ in thousands):

	December 31, 2022
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,495,616	$1,475,241
EUR	5	752,531	747,240
SEK	1	248,064	245,714
Total	13	$2,496,211	$2,468,195

	December 31, 2021
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,767,063	$1,748,367
EUR	2	533,164	528,344
SEK	1	286,822	282,555
Total	10	$2,587,049	$2,559,266

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of December 31, 2022 ($ in thousands):

	Borrowings outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$1,125,420	May 2026
Total/Weighted-Average EUR	526,204	July 2025(3)
Total/Weighted-Average SEK	198,452	May 2026
Total/Weighted-Average Securitization	$1,850,076	February 2026
———————
(1)As of December 31, 2022, we had £931.4 million, €491.6 million, and kr2.1 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our consolidated balance sheets ($ in thousands):

	December 31, 2022	December 31, 2021
Assets:
Cash	$758	$3,456
Commercial mortgage loans, net(1)	2,468,195	2,559,266
Other Assets	30,992	20,765
Total Assets	$2,499,945	$2,583,487
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $2.3 million and $2.0 million in 2022 and 2021, respectively)	$1,847,799	$1,900,640
Accounts payable, accrued expenses and other liabilities(2)	8,814	2,671
Total Liabilities	$1,856,613	$1,903,311
———————
(1)Net of the General CECL Allowance of $8.2 million and $11.8 million as of December 31, 2022 and December 31, 2021, respectively.
(2)Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $2.9 million and $0.4 million as of December 31, 2022 and December 31, 2021, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our consolidated statement of operations ($ in thousands):

	Year ended December 31,
	2022	2021
Net Interest Income:
Interest income from commercial mortgage loans	$126,847	$86,377
Interest expense	(51,487)	(25,661)
Net interest income	$75,360	$60,716
Decrease (increase) in current expected credit loss allowance, net	1,101	(7,148)
Foreign currency translation gain (loss)	(62,058)	(13,102)
Net Income	$14,403	$40,466

At December 31, 2022, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$228,077	$549,279	$596,242	$—	$1,373,598
Deutsche Bank Facility	188,051	31,200	166,567	—	385,818
Credit Suisse Facility	—	164,747	468,000	—	632,747
HSBC Facility	—	483,899	153,414	—	637,313
Goldman Sachs Facility	35,499	34,750	—	—	70,249
Barclays Facility	—	—	111,909	—	111,909
MUFG Securities Facility	—	194,272	—	—	194,272
Santander Facility	—	53,320	—	—	53,320
Barclays Private Securitization	—	563,819	1,286,257	—	1,850,076
Total	$451,627	$2,075,286	$2,782,389	$—	$5,309,302
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at December 31, 2022, as well as the maximum and average month-end balances for the year ended December 31, 2022 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2022		For the year ended December 31, 2022
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,373,598	$2,376,154	$1,584,171	$1,411,644
Deutsche Bank Facility	385,818	565,387	432,455	400,337
Goldman Sachs Facility	70,249	116,619	164,607	140,599
Credit Suisse Facility	632,747	855,119	633,143	541,245
HSBC Facility	637,313	813,716	660,004	501,674
Barclays Facility	111,909	138,510	172,693	102,664
MUFG Securities Facility	194,272	261,319	194,272	156,499
Santander Facility	53,320	71,093	53,320	50,450
Barclays Private Securitization	1,850,076	2,476,349	1,963,837	1,828,794
Total	$5,309,302	$7,674,266
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
We were in compliance with the covenants under each of our secured debt arrangements at December 31, 2022 and December 31, 2021.
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
The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. We repaid $5.0 million of principal related to the 2026 Term Loan during each of the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we repaid $3.0 million and $2.3 million of principal related to the 2028 Term Loan, respectively.
The following table summarizes the terms of the Term Loans as of December 31, 2022 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Spread	Maturity Date
2026 Term Loan	$482,500	$(1,190)	$(6,106)	$475,204	2.75%	5/15/2026
2028 Term Loan	294,750	(2,214)	(3,927)	288,609	3.50%	3/11/2028
Total	$777,250	$(3,404)	$(10,033)	$763,813
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
The following table summarizes the terms of the Term Loans as of December 31, 2021 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Spread	Maturity Date
2026 Term Loan	$487,500	$(1,548)	$(7,933)	$478,019	2.75%	5/15/2026
2028 Term Loan	297,750	(2,643)	(4,801)	290,306	3.50%	3/11/2028
Total	$785,250	$(4,191)	$(12,734)	$768,325
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
We were in compliance with the covenants under the Term Loans at December 31, 2022 and December 31, 2021.
Interest Rate Cap
During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on our 2026 Term Loan to 3.50%. In connection with the interest rate cap, we incurred upfront fees of $1.1 million for the year ended December 31, 2020, which we recorded as a deferred financing cost on our consolidated balance sheets. The deferred financing cost is being amortized over the duration of the interest rate cap with respective amortization recognized as part of interest expense in our consolidated statement of operations.
During the year ended December 31, 2022, LIBOR exceeded the cap rate of 0.75%. As such, during the year ended December 31, 2022, we realized a gain from the interest rate cap in the amount of $5.7 million, which is included in gain (loss) on interest rate hedging instruments in our consolidated statement of operations. The realized gain was a result of the increase in the current interest rate forward curve, partially offset by the nearing maturity of the cap. There was no realized gain recorded during the year ended December 31, 2021.
Note 9 – Senior Secured Notes, Net
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $494.8 million and $494.1 million, net of deferred financing costs of $5.2 million and $5.9 million, as of December 31, 2022 and December 31, 2021, respectively.
Covenants
The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of December 31, 2022 and December 31, 2021, we were in compliance with all covenants.
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
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023

Notes" and, together with the 2022 Notes, the "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At December 31, 2022, the 2023 Notes had a carrying value of $229.4 million and an unamortized discount of $0.6 million.
The following table summarizes the terms of the 2023 Notes as of December 31, 2022 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2023 Notes	230,000	5.38%	5.85%	48.7187	10/15/2023	0.79
Total	$230,000
The following table summarizes the terms of the Convertible Notes as of December 31, 2021 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2022 Notes	$345,000	4.75%	5.60%	50.2260	8/23/2022	0.64
2023 Notes	230,000	5.38%	6.16%	48.7187	10/15/2023	1.79
Total	$575,000
———————
(1)Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital. The effective rate as of December 31, 2022 reflects adoption of ASU 2020-06.
(2)We have the option to settle any conversions in cash, shares of common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per one thousand principal amount of the Convertible Notes converted and includes adjustments relating to cash dividend payments made by us to stockholders that have been deferred and carried-forward in accordance with, and are not yet required to be made pursuant to, the terms of the applicable supplemental indenture.

We may not redeem the 2023 Notes prior to maturity except in limited circumstances. The closing price of our common stock on December 31, 2022 of $10.76 was less than the per share conversion price of the 2023 Notes.
On January 1, 2022, we adopted ASU 2020-06, which no longer require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Prior to the adoption of ASU 2020-06, we attributed $15.4 million of the proceeds to the equity component of the Convertible Notes ($11.0 million to the 2022 Notes and $4.4 million to the 2023 Notes), which represented the excess proceeds received over the fair value of the liability component of the Convertible Notes at the date of issuance. The equity component of the Convertible Notes had been reflected within additional paid-in capital on our consolidated balance sheets until January 1, 2022 when we adopted ASU 2020-06 through the modified retrospective approach. Upon adoption, we (i) reclassified $12.0 million of previously recorded amortization related to the equity component of the Convertible Notes from retained earnings to additional paid-in-capital and (ii) reclassified the remaining unamortized balance of $3.4 million to additional paid-in-capital, which increased the cost basis of convertible notes and decreased additional paid-in-capital on the consolidated balance sheets.
The aggregate contractual interest expense was approximately $22.9 million, $28.8 million and $28.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $2.5 million, $6.3 million and $6.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of both December 31, 2022 and 2021, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.
The following table summarizes our non-designated Fx forwards and our interest rate cap as of December 31, 2022:

	December 31, 2022
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	124	936,930	GBP	January 2023 - February 2027	1.78
Fx contracts - EUR	130	576,240	EUR	January 2023 - November 2025	1.78
Fx contracts - SEK	19	730,432	SEK	February 2023 - May 2026	2.95
Interest rate cap	1	500,000	USD	June 2023	0.46

The following table summarizes our non-designated Fx forwards and our interest rate cap as of December 31, 2021:

	December 31, 2021
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	125	738,178	GBP	January 2022 - February 2026	2.14
Fx contracts - EUR	90	508,541	EUR	January 2022 - November 2025	1.88
Fx contracts - SEK	20	765,138	SEK	February 2022 - May 2026	3.74
Interest rate cap	1	500,000	USD	June 2023	1.45
We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivatives for the years ended December 31, 2022, 2021, and 2020 ($ in thousands):

		Amount of gain (loss) recognized in income
		Year ended December 31,
	Location of Gain (Loss) Recognized in Income	2022	2021	2020
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$104,159	$46,714	$(26,499)
Forward currency contracts	Realized gain (loss) on derivative instruments	42,822	(5,040)	16,756
Total		$146,981	$41,674	$(9,743)
In connection with our 2026 Term Loan, in May 2019, we entered into an interest rate swap to fix LIBOR at 2.12% or an all-in interest rate of 4.87%. We used our interest rate swap to manage exposure to variable cash flows on our borrowings under the senior secured term loan. Our interest rate swap allowed us to receive a variable rate cash flow based on LIBOR and pay a fixed rate cash flow, mitigating the impact of this exposure. However during the second quarter of 2020, we terminated our interest rate swap due to a significant decrease in LIBOR and recognized a realized loss on the accompanying consolidated statement of operations.
In June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under the senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. The unrealized gain or loss related to the interest rate cap is recorded net under unrealized gain on interest rate hedging instruments in our consolidated statement of operations. During the year ended December 31, 2022, LIBOR exceeded the cap rate of 0.75%. As such, during the year ended December 31, 2022, we realized a gain from the interest rate cap in the amount of $5.7 million, which is included in gain (loss) on interest rate hedging instruments in our consolidated statement of operations. The realized gain was a result of the increase in the current interest rate forward curve, partially offset by the nearing maturity of the cap. There was no realized gain recorded during the year ended December 31, 2021. The following table summarizes the amounts recognized on our consolidated statements of operations related to our interest rate cap and interest rate swap for the years ended December 31, 2022, 2021, and 2020 ($ in thousands):

		Amount of gain (loss) recognized in income
		Year ended December 31,
	Location of gain (loss) recognized in income	2022	2021	2020
Interest rate cap(1)	Unrealized gain on interest rate hedging instruments	$7,692	$1,314	$134
Interest rate cap(1)	Realized gain on interest rate hedging instruments	5,671	—	—
Interest rate swap(2)	Unrealized gain on interest rate swap	—	—	14,470
Interest rate swap(2)	Realized loss on interest rate swap	—	—	(53,851)
Total		$13,363	$1,314	$(39,247)
———————
(1)With a notional amount of $500.0 million at December 31, 2022, 2021, and 2020.
(2)With a notional amount of $0 at December 31, 2022, 2021, and $500.0 million at December 31, 2020.

The following tables summarize the gross asset and liability amounts related to our derivatives at December 31, 2022 and December 31, 2021 ($ in thousands):

	December 31, 2022			December 31, 2021
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$143,285	$(23,786)	$119,499	$28,781	$(13,441)	$15,340
Interest rate cap	9,141	—	9,141	1,448	—	1,448
Total derivative assets (liabilities)	$152,426	$(23,786)	$128,640	$30,229	$(13,441)	$16,788

Note 12 – Participations Sold
Participations sold represents the subordinate interests in loans we originated and subsequently partially sold. We account for participations sold as secured borrowings on our consolidated balance sheet with both assets and non-recourse liabilities because the participations do not qualify as a sale under ASC 860, "Transfers and Servicing." The income earned on the participations sold is recorded as interest income and an identical amount is recorded as interest expense in our consolidated statements of operations.
In October 2020, we sold a $25.0 million interest, at par, in a mezzanine loan collateralized by a ground-up condominium development in New York City that we originated in December 2017. The participation interest sold accrued payment-in-kind interest, was accounted for as a secured borrowing on our consolidated balance sheets, and was subordinate to our remaining mezzanine loan. The mezzanine loan was repaid at par in June 2021, and therefore, we de-recognized the related participating interest of $27.7 million, which included $2.7 million in payment-in-kind interest.
In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD at time of transfer) interest, at par, in a first mortgage loan collateralized by an office building located in London, United Kingdom that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD at time of transfer). The participation interest sold is subordinate to our remaining £72.9 million ($88.1 million assuming conversion into USD) first mortgage loan and is accounted for as a secured borrowing on our consolidated balance sheet.
During the year ended December 31, 2022, the participation sold on commercial mortgage loans balance decreased by $1.9 million due to unrealized loss on foreign currency translation. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for further discussion of default interest being accrued on the whole position. In January 2023, the loan was fully satisfied, including all contractual and default interest accrued to date. See "Note 20 - Subsequent Events" for further discussion.
The table below details participations sold included in our consolidated balance sheets ($ in thousands):

	December 31, 2022	December 31, 2021
Participation sold on commercial mortgage loans	$25,130	$27,064
Total participations sold	$25,130	$27,064
Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	December 31, 2022	December 31, 2021
Collateral held under derivative agreements	$138,620	$21,420
Accrued dividends payable	53,203	52,833
Accrued interest payable	23,943	16,166
Accounts payable and other liabilities(1)	7,247	9,084
General CECL Allowance on unfunded commitments(2)	4,347	3,106
Total	$227,360	$102,609
  ———————
(1)Includes $1.1 million and $7.2 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at December 31, 2022 and 2021, respectively
(2)Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of December 31, 2022 and 2021, respectively.
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
The term of the Management Agreement was automatically renewed for a successive one-year term on September 29, 2022 and will automatically renew on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
We incurred approximately $38.4 million, $38.4 million and $39.8 million in base management fees under the Management Agreement for the years ended December 31, 2022, 2021, and 2020 respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the years ended December 31, 2022, 2021, and 2020, we paid expenses totaling $5.5 million, $4.0 million and $4.5 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective consolidated statement of operations expense category or our consolidated balance sheets based on the nature of the item.
Included in payable to related party on our consolidated balance sheets at December 31, 2022 and 2021 is approximately $9.7 million and $9.8 million, respectively, for base management fees incurred but not yet paid under the Management

Agreement.
Loans receivable
In June 2015, we originated a $20.0 million mezzanine loan secured by pledges of equity interests in the property recorded as real estate owned - held for sale on our consolidated balance sheets at December 31, 2022. The mezzanine loan was subordinate to (i) a $110.0 million mortgage loan, originated by a third party, and (ii) a $24.5 million senior mezzanine loan, originated by an affiliate of the Manager. On May 24, 2021, we purchased the $24.5 million senior mezzanine loan at par from the affiliate and acquired legal title to the hotel through a deed-in-lieu of foreclosure. Refer to "Note 5 – Assets and Liabilities Related to Real Estate Owned" for additional information.
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
We own three mezzanine loans and a commercial mortgage that are secured by the same ultra-luxury residential property currently under construction in Manhattan, NY. During the third quarter of 2021, a vehicle managed by an affiliate of the Manager transferred its Junior Mezzanine B Loan position to the Company and in connection with this transfer, one of the property’s subordinate capital providers paid the vehicle a price representing the original principal balance on the Junior Mezzanine B Loan position with the vehicle agreeing to forego its accrued interest on the Junior Mezzanine B Loan. During the third quarter of 2022, we refinanced our mezzanine loans, and originated a commercial mortgage loan as part of an overall recapitalization. The mezzanine positions held by entities managed by affiliates of the Manager were repaid. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information.
During the third quarter of 2022, we transferred £293.4 million ($327.7 million assuming conversion into USD) of unfunded commitments related to a mixed-use development property located in London, UK to entities managed by affiliates of the Manager. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure.
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
Italian Direct Lending Structure
In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the "AIFM"), an affiliate of the Manager. During the year ended December 31, 2022, the AIF incurred $60,117 in fees payable to the AIFM, which is recorded in payable to related party on our consolidated balance sheet. The fees incurred during the year ended December 31, 2021 were immaterial.
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
We recognized stock-based compensation expense of $18.3 million, $17.6 million, and $16.8 million during the years ended December 31, 2022, 2021, and 2020 respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the years ended December 31, 2022, 2021, and 2020:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2019	25,356	2,007,355
Granted	82,235	1,446,155	$16.4
Vested	(25,356)	(962,518)	N/A
Forfeiture	—	(35,139)	N/A
Outstanding at December 31, 2020	82,235	2,455,853
Granted	45,185	1,323,487	$18.2
Vested	(82,235)	(1,136,525)	N/A
Forefeiture	—	(44,874)	N/A
Outstanding at December 31, 2021	45,185	2,597,941
Granted	49,434	1,541,135	$18.2
Vested	(38,517)	(1,260,456)	N/A
Forfeiture	—	(13,466)	N/A
Outstanding at December 31, 2022	56,102	2,865,154

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2022:

Vesting Year	Restricted Stock	RSUs	Total Awards
2023	52,768	1,397,011	1,449,779
2024	3,334	954,415	957,749
2025	—	513,728	513,728
Total	56,102	2,865,154	2,921,256

At December 31, 2022, we had unrecognized compensation expense of approximately $0.3 million and $34.1 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above.
RSU Deliveries
During the years ended December 31, 2022, 2021, and 2020 we delivered 652,501, 553,008 and 508,968 shares of common stock for 1,145,090, 953,397 and 877,262 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our consolidated statement of changes in stockholders' equity. The adjustment was $7.0 million, $4.4 million, and $6.5 million for the years ended December 31, 2022, 2021 and 2020 respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our consolidated statement of changes in stockholders' equity.
Note 16 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2022, 140,595,995 shares of common stock were issued and outstanding, and 6,770,393 shares of 7.25% Series B-1 Preferred Stock were issued and outstanding.

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
Dividends. The following table details our dividend activity:

	Year ended December 31,
Dividends declared per share of:	2022	2021	2020
Common Stock	$1.40	$1.40	$1.45
Series B Preferred Stock	N/A	1.00	2.00
Series B-1 Preferred Stock	1.81	0.90	N/A

———————
(1) As our aggregate 2022 distributions did not exceed our earnings and profits, $0.1185 of the January 2023 distribution declared in the fourth quarter of 2022, and payable to common stockholders of record as of December 31, 2022, will be treated as a 2022 distribution for U.S. federal income tax purposes.

Common Stock Repurchases. During the year ended December 31, 2020, there was 14,832,632 shares of common stock repurchased at a weighted-average share price of $8.61. There was no common stock repurchase activity during the years ended December 31, 2022 and 2021. As of December 31, 2022 there was $172.2 million remaining authorized under our stock repurchase program.
Note 17 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced a now-dismissed action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court (the "Apollo Action"). The complaint named as defendants (i) a wholly-owned subsidiary of the Company ("Subsidiary"), (ii) the Company, and (iii) certain funds managed by Apollo, who were co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs alleged that the defendants tortiously interfered with the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs alleged the loss of a $70.0 million investment plus punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs appealed, the parties fully briefed the appeal, and then Plaintiffs dropped the appeal, and the case remains dismissed.
Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. We believe the claims in this action are without merit, including as barred by the dismissal of the Apollo Action. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. The claim against the Apollo entities who were co-lenders on the mezzanine loan, including the subsidiary, remains in the case. Apollo will appeal the decision with respect to the remaining claim. No reasonable estimate of possible loss, if any, can be made at this time. The Company believes the claims in this action are without merit.
Loan Commitments. As described in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at December 31, 2022, we had $1.04 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.6 years weighted average tenor of these loans.
COVID-19. The COVID-19 pandemic has brought forth uncertainty and disruption to the global economy, including longer-term macroeconomic effects on supply chains, inflation and labor shortages. The ultimate impact of the COVID-19 pandemic, including the continued impact and uncertainty resulting from COVID-19 variants, supply chain disruptions and labor shortages, rising inflation and increases in interest rates on the global economy could materially disrupt our business operations and impact our financial performance.
As of December 31, 2022, we have not recorded any contingencies on our consolidated balance sheets related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to "Note 2 - Summary of Significant Accounting Policies" for further discussion regarding COVID-19.
Note 18 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our consolidated balance sheets at December 31, 2022 and December 31, 2021 ($ in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$222,030	$222,030	$343,106	$343,106
Commercial mortgage loans, net	8,121,109	8,083,410	7,012,312	6,945,038
Subordinate loans and other lending assets, net(1)	560,881	558,740	844,948	725,906
Secured debt arrangements, net	(5,296,825)	(5,296,825)	(4,150,268)	(4,150,268)
Term loans, net	(763,813)	(731,709)	(768,325)	(782,995)
Senior secured notes, net	(494,844)	(400,950)	(494,051)	(489,175)
2022 Notes	—	—	(343,117)	(347,552)
2023 Notes	(229,361)	(225,366)	(226,862)	(231,150)
Participations sold	(25,130)	(25,130)	(27,064)	(27,064)
———————
(1)Includes subordinate risk retention interests in securitization vehicles with an estimated fair value that approximates their carrying value.
To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. Estimates of fair value for cash and cash equivalents, convertible senior notes, net, secured debt arrangements net and Term Loans, net are measured using observable Level I inputs as defined in "Note 3 - Fair Value Disclosure." Estimates of fair value for all other financial instruments in the table above are measured using significant estimates, or unobservable Level III inputs as defined in "Note 3 - Fair Value Disclosure."
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

The table below presents the computation of basic and diluted net income per share of common stock for the years ended December 31, 2022, 2021 and 2020 ($ in thousands except per share data):

	Year ended December 31,
	2022	2021	2020
Basic Earnings
Net income	$265,232	$223,515	$18,377
Less: Preferred dividends	(12,272)	(12,964)	(13,540)
Net income available to common stockholders	$252,960	$210,551	$4,837
Less: Dividends on participating securities	(4,132)	(3,877)	(3,431)
Basic Earnings	$248,828	$206,674	$1,406

Diluted Earnings
Basic Earnings	$248,828	$206,674	$1,406
Add: Dividends on participating securities	4,132	3,877	—
Add: Interest expense on Convertible Notes	25,385	35,020	—
Diluted Earnings	$278,345	$245,571	$1,406

Number of Shares:
Basic weighted-average shares of common stock outstanding	140,534,635	139,869,244	148,004,385
Diluted weighted-average shares of common stock outstanding	165,504,660	168,402,515	148,004,385

Earnings Per Share Attributable to Common Stockholders
Basic	$1.77	$1.48	$0.01
Diluted	$1.68	$1.46	$0.01

The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Convertible Notes is added back to the diluted earnings per share numerator, and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the years ended December 31, 2022 and 2021, 22,314,191 and 28,533,271, weighted-average potentially issuable shares with respect to the Convertible Notes, respectively, were included in the dilutive earnings per share denominator. For the year ended December 31, 2020, 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
For the year ended December 31, 2022, 2,655,833 weighted-average unvested RSUs were included in the calculation of diluted net income per share because the effect was dilutive. For the years ended December 31, 2021 and 2020, 2,456,409 and 2,030,467 weighted-average unvested RSUs, respectively, were excluded in the calculation of diluted net income per share because the effect was anti-dilutive.
Note 20 – Subsequent Events
Subsequent to the year ended December 31, 2022, the following events took place:
Investment activity: We funded approximately $51.1 million for previously closed loans. We capitalized an additional $9.3 million of construction and financing costs related to our real estate owned, held for investment.
Loan Repayments: We received approximately $23.1 million from loan repayments
Other Loan Activity: We received £72.2 million ($88.4 million assuming conversion to USD) full repayment of one of our commercial mortgage loans secured by an office property in London, UK, including all default interest accrued to date. In conjunction with the repayment we are no longer recording the previously sold subordinate interest as a secured borrowing on our consolidated balance sheet.

Apollo Commercial Real Estate Finance, Inc.
Schedule IV — Mortgage Loans on Real Estate
As of December 31, 2022
($ in thousands)

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Carrying Value		Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Commercial mortgage loans individually >3%
Loan A		Retail/United Kingdom	6.7%	Apr 2027	Interest Only	$455,732	$451,718		$—
Loan B		Retail/United Kingdom	6.6%	Oct 2026	Interest Only	394,878	391,805	—	—
Loan C		Healthcare/Northeast	8.1%	Mar 2027	Interest Only	374,793	370,835		—
Loan D		Mixed Use/United Kingdom	8.2%	Jun 2025	Interest Only	306,366	304,655		—
Loan E		Residential/New York City	8.6%	Sept 2024	Interest Only	276,610	274,105		—
Loan F		Parking Garage/Various US	8.3%	May 2026	Interest Only	271,141	270,199		—
Loan G		Hotel/Spain	4.8%	Aug 2024	Interest Only	334,224	334,224		—

Commercial mortgage loans individually <3%
First Mortgage(3)	17	Hotel/Various	4.8%-11.6%	2022-2027	Principal and Interest/ Interest Only	$1,745,133	$1,739,394		$98,246
First Mortgage(4)	10	Office/Various	4.6%-11.0%	2022-2027	Interest Only	1,534,092	1,525,489		112,429
First Mortgage	9	Residential/Various	6.7%-8.3%	2023-2027	Principal and Interest/ Interest Only	805,304	801,237
First Mortgage	3	Retail/Various	6.6%-8.5%	2023-2027	Interest Only	561,383	487,447		171,099
First Mortgage	3	Mixed Use/Various	7.9%-9.3%	2023-2027	Interest Only	255,196	255,154
First Mortgage	1	Industrial/Sweden	4.7%	May 2026	Interest Only	248,064	246,409
First Mortgage	1	Healthcare/United Kingdom	7.7%	Oct 2024	Principal and Interest	154,759	153,212
First Mortgage(5)	3	Other/Various	4.4%-8.8%	2025 to 2028	Interest Only	542,586	538,074
Total Commercial mortgage loans						$8,260,261	$8,143,957		$381,774

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Carrying Value	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Subordinate loans and other lending assets individually <3%
Subordinate Mortgage	3	Residential/New York City	0.0%-13.1%	Sep 2024	Principal and Interest/ Interest Only	$530,398	$462,198	$337,493
Other Lending Asset	1	Healthcare/Various US	9.6%	Jun 2024	Interest Only	$51,097	$51,097
Subordinate Mortgage	2	Hotel/Various US	10.4%-11.5%	2023-2025	Principal and Interest/ Interest Only	43,511	43,462
Subordinate Mortgage	1	Office/Midwest	11.0%	Sep 2024	Interest Only	7,500	7,500
Total Subordinate loans and other lending assets(6)						$632,506	$564,257	$337,493
Total loans(7)						$8,892,767	$8,708,214	$719,267
General CECL Allowance(8)							(26,224)
Carrying value, net							$8,681,990
———————
(1) Assumes applicable benchmark rate as of December 31, 2022 for all floating rate loans.
(2) Assumes all extension options are exercised.
(3) Includes one loan that was in maturity default as of December 31, 2022.
(4) Includes one loan that was in maturity default as of December 31, 2022 and was paid in full on January 13, 2023.
(5) Includes a loan collateralized by a portfolio of office, industrial, and retail property types.
(6) Subject to prior liens of approximately $1.3 billion.
(7) The aggregate cost for U.S. federal income tax purposes is $8.8 billion.
(8) Excludes $4.3 million of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2022.

The following table summarizes the changes in the carrying amounts of our loan portfolio during 2022 and 2021 ($ in thousands):

Reconciliation of Carrying Amount of Loans	December 31, 2022	December 31, 2021
Balance at beginning of year	$7,857,260	$6,496,977
Loan fundings	3,624,661	3,334,062
Loan repayments	(2,214,621)	(1,881,211)
Loss on foreign currency translation	(356,436)	(93,241)
Realized loss on investments (1)	(24,894)	(20,767)
Transfer to real estate owned, held for sale	(226,459)	(45,289)
Decrease in Specific CECL Allowance (2)	11,500	30,000
Decrease in General CECL Allowance (3)	7,364	4,514
Deferred Fees	(46,874)	(42,911)
PIK interest, amortization of fees and other items (4)	50,489	75,126
Balance at the close of year	$8,681,990	$7,857,260
———————

1)During the year ended December 31, 2022, we recorded a realized loss on investments represented with a write-off of a previously recorded Specific CECL Allowance comprising of (i) a $17.9 million on a first mortgage loan secured by an urban predevelopment property following the sale of the underlying property, and (ii) a $7.0 million, related to a first mortgage secured by a hotel property in anticipation of consensual foreclosure in the first quarter of 2023. During the year ended December 31, 2021, we recorded a $20.0 million realized loss on investments reflecting the difference between the fair value of a hotel acquired through a deed-in-lieu of foreclosure and the amortized cost of the loan at the time of foreclosure and an $0.8 million loss on the sale of our interest in a subordinate loan secured by a mixed-use property.
2)The $11.5 million decrease during the year ended December 31, 2022 was comprised of i) a reversal and a write-off of a previously recorded Specific CECL Allowance of $53.0 million and $15.0 million, respectively, on an urban predevelopment first mortgage loan in Miami, FL and ii) a $10.0 million reversal of a previously recorded Specific CECL Allowance on a loan related to a multifamily development in Brooklyn, NY. These write-offs and reversals recorded during the year ended December 31, 2022 were offset by the Specific CECL Allowance of $66.5 million recorded in relation to a mezzanine loan secured by our interest in an ultra-luxury residential property in Manhattan, NY. The $30.0 million decrease of our Specific CECL Allowance during the year ended December 31, 2021 was comprised of i) a $20.0 million reversal of a previously recorded Specific CECL Allowance on a multifamily development loan located in Brooklyn, NY due to a more favorable market outlook as compared to when the allowance was taken and ii) a $10.0 million write-off of a previously recorded Specific CECL Allowance recorded in connection with a deed-in-lieu foreclosure on a mezzanine loan secured by an interest in a luxury hotel in Washington, D.C.
3) $4.3 million and $3.1 million as of December 31, 2022 and 2021, respectively of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability on our consolidated balance sheets.
4)Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses, as well as $3.2 million and $1.4 million in cost recovery proceeds in 2022 and 2021, respectively.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on pages 51 through 53 of this annual report on Form 10-K.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2022.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 11. Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The tables on equity compensation plan information and beneficial ownership of our securities required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 14. Principal Accountant Fees and Services.
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:
Our consolidated financial statements and the related schedule, together with the independent registered public accounting firm's report thereon, are set forth on pages 51 through 53 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8. "Financial Statements and Supplementary Data" filed herein, for a list of financial statements.

(2) Financial Statement Schedule:
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2022.

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

4.6*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

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

10.9
Amended and Restated Apollo Commercial Real Estate Finance, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 filed on July 15, 2019 (File No. 333-232660).

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

Apollo Commercial Real Estate Finance, Inc.

February 8, 2023	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

February 8, 2023	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)
POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Stuart A. Rothstein, Anastasia Mironova and Jessica L. Lomm and each of them, with full power to act without the other, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K, and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 8, 2023	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

February 8, 2023	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

February 8, 2023	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 8, 2023	By:	/s/ Pamela G. Carlton
Pamela G. Carlton Director

February 8, 2023	By:	/s/ Brenna Haysom
Brenna Haysom Director

February 8, 2023	By:	/s/ Robert A. Kasdin
Robert A. Kasdin Director

February 8, 2023	By:	/s/ Katherine Newman
Katherine Newman Director

February 8, 2023	By:	/s/ Eric L. Press
Eric L. Press Director

February 8, 2023	By:	/s/ Scott S. Prince
Scott S. Prince Director

February 8, 2023	By:	/s/ Michael E. Salvati
Michael E. Salvati Director

February 8, 2023	By:	/s/ Carmencita N.M. Whonder
Carmencita N.M. Whonder Director