Form 10-Q
period 2023-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2023-04-26
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of April 25, 2023, there were 141,343,177 shares, $0.01 par value per share, of the registrant’s common stock issued and outstanding.

See notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$331,533	$222,030
Commercial mortgage loans, net(1)(3)	7,879,205	8,121,109
Subordinate loans and other lending assets, net(2)(3)	592,863	560,881
Real estate owned, held for investment, net (net of $7,335 accumulated depreciation in 2023)	539,300	302,688
Assets related to real estate owned, held for sale	—	162,397
Derivative assets, net	88,905	128,640
Other assets	76,423	70,607
Total Assets	$9,508,229	$9,568,352
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$5,316,853	$5,296,825
Senior secured term loans, net	762,706	763,813
Senior secured notes, net	495,040	494,844
Convertible senior notes, net	222,467	229,361
Accounts payable, accrued expenses and other liabilities(4)	193,457	227,360
Debt related to real estate owned, held for investment, net	160,611	160,294
Participations sold	—	25,130
Payable to related party	9,534	9,728
Liabilities related to real estate owned, held for sale	—	6,493
Total Liabilities	7,160,668	7,213,848
Commitments and Contingencies (see Note 17)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2023 and 2022 (see Note 16)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 141,266,039 and 140,595,995 shares issued and outstanding in 2023 and 2022, respectively	1,413	1,406
Additional paid-in-capital	2,714,555	2,716,907
Accumulated deficit	(368,475)	(363,877)
Total Stockholders’ Equity	2,347,561	2,354,504
Total Liabilities and Stockholders’ Equity	$9,508,229	$9,568,352
———————
(1) Includes $7,426,992 and $7,482,658 pledged as collateral under secured debt arrangements in 2023 and 2022, respectively.
(2) Includes $194,323 and $191,608 pledged as collateral under secured debt arrangements in 2023 and 2022, respectively.
(3) Net of $163,767 and $159,724 CECL Allowance in 2023 and 2022, respectively, comprised of $133,500 and $133,500 Specific CECL Allowance and $30,267 and $26,224 General CECL Allowance, respectively.
(4) Includes $4,695 and $4,347 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2023 and 2022, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended March 31,
	2023	2022
Net interest income:
Interest income from commercial mortgage loans	$166,147	$84,424
Interest income from subordinate loans and other lending assets	9,707	15,835
Interest expense	(104,868)	(45,118)
Net interest income	$70,986	$55,141
Revenue from real estate owned operations	16,131	9,040
Total net revenue	$87,117	$64,181
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,358 and $4,698 in 2023 and 2022, respectively)	$(7,015)	$(7,187)
Management fees to related party	(9,517)	(9,354)
Operating expenses related to real estate owned	(14,006)	(9,652)
Depreciation and amortization on real estate owned	(3,986)	(704)
Total operating expenses	$(34,524)	$(26,897)
Other income	$732	$—
Net realized loss on investments	(4,624)	—
Realized gain on extinguishment of debt	213	—
Increase in current expected credit loss allowance, net	(4,390)	(18,611)
Foreign currency translation gain (loss)	18,634	(32,518)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $(35,851) and $18,142 in 2023 and 2022, respectively)	(14,135)	22,762
Gain (loss) on interest rate hedging instruments (includes unrealized gains (losses) of $(4,813) and $6,321 in 2023 and 2022, respectively)	(107)	6,321
Net income	$48,916	$15,238
Preferred dividends	(3,068)	(3,068)
Net income available to common stockholders	$45,848	$12,170
Net income per share of common stock:
Basic	$0.32	$0.08
Diluted	$0.32	$0.08
Basic weighted-average shares of common stock outstanding	141,072,471	140,353,386
Diluted weighted-average shares of common stock outstanding	155,483,979	140,353,386
Dividend declared per share of common stock	$0.35	$0.35

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2023	6,770,393	$68	140,595,995	$1,406	$2,716,907	$(363,877)	$2,354,504
Capital increase (decrease) related to Equity Incentive Plan	—	—	670,044	7	(2,352)	—	(2,345)
Net income	—	—	—	—	—	48,916	48,916
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,446)	(50,446)
Balance at March 31, 2023	6,770,393	$68	141,266,039	$1,413	$2,714,555	$(368,475)	$2,347,561

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2022	6,770,393	$68	139,894,060	$1,399	$2,721,042	$(427,883)	$2,294,626
Adoption of ASU 2020-06(1)	—	—	—	—	(15,408)	11,992	(3,416)
Capital increase (decrease) related to Equity Incentive Plan	—	—	647,349	6	(2,280)	—	(2,274)
Net income	—	—	—	—	—	15,238	15,238
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,088)	(50,088)
Balance at March 31, 2022	6,770,393	$68	140,541,409	$1,405	$2,703,354	$(453,809)	$2,251,018

(1) Refer to "Note 10 - Convertible Senior Notes, Net" for detail.
See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the three months ended March 31,
	2023	2022
Cash flows provided by operating activities:
Net income	$48,916	$15,238
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and payment-in-kind interest	(10,012)	(14,333)
Amortization of deferred financing costs	3,807	2,856
Equity-based compensation	4,358	4,698
Increase in current expected credit loss allowance, net	4,390	18,611
Foreign currency loss (gain)	(1,525)	24,212
Unrealized loss (gain) on foreign currency contracts	35,851	(18,142)
Unrealized loss (gain) on interest rate hedging instruments	4,813	(6,321)
Depreciation and amortization on real estate owned	3,986	704
Realized gain on extinguishment of debt	(213)	—
Net realized loss on investment	4,624	—
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	3,573	20,141
Other assets	1,012	(1,830)
Accounts payable, accrued expenses and other liabilities	6,864	4,245
Payable to related party	(194)	(419)
Net cash provided by operating activities	110,250	49,660
Cash flows used in investing activities:
New funding of commercial mortgage loans	(181,017)	(1,193,945)
Add-on funding of commercial mortgage loans	(76,421)	(116,789)
Increase (decrease) in collateral related to derivative contracts, net	(50,830)	16,370
Add-on funding of subordinate loans and other lending assets	(37,400)	(29,099)
Capital expenditures on real estate assets	(14,131)	(48)
Proceeds received from the repayment and sale of commercial mortgage loans	435,442	637,512
Proceeds received from the repayment of subordinate loans and other lending assets	6,611	90,071
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	4,290	18,073
Cash received from hotel title assumption	569	—
Net cash provided by (used in) investing activities	87,113	(577,855)
Cash flows provided by financing activities:
Proceeds from secured debt arrangements	173,919	1,012,730
Repayments of secured debt arrangements	(191,681)	(542,213)
Repayments of senior secured term loan principal	(2,000)	(2,000)
Repurchase of convertible notes	(6,877)	—
Payment of deferred financing costs	(5,873)	(3,528)
Payment of withholding tax on RSU delivery	(6,703)	(6,972)
Dividends on common stock	(50,643)	(50,270)
Dividends on preferred stock	(3,068)	(3,068)
Net cash provided by (used in) financing activities	(92,926)	404,679

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Continued)
(in thousands)

	For the three months ended March 31,
	2023	2022
Net increase in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	104,437	(123,516)
Decrease (increase) in cash classified within assets related to real estate owned, held for sale	5,677	(3,841)
Net increase (decrease) in cash and cash equivalents	110,114	(127,357)
Cash and cash equivalents, beginning of period	222,030	343,106
Effects of foreign currency translation on cash and cash equivalents	(611)	—
Cash and cash equivalents, end of period	$331,533	$215,749
Supplemental disclosure of cash flow information:
Interest paid	$89,983	$35,185
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$53,514	$53,156
Change in participation sold	$(25,130)	$(788)
Change in loan proceeds held by servicer	$(2,327)	$5,097
Assumption of real estate	$75,000	$—
Assumption of other assets related to real estate owned	$2,827	$—
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	$(3,396)	$—
Transfer of assets to assets related to real estate owned, held for sale	$—	$153,243
Transfer of assets related to real estate owned, held for sale to assets related to real estate owned held for investment, net	$151,676	$—
Transfer of assets related to real estate owned, held for sale to other assets	$4,357	$—
Transfer of liabilities to liabilities related to real estate owned, held for sale	$—	$5,712
Transfer of liabilities related to real estate owned, held for sale to accounts payable, accrued expenses and other liabilities	$7,163	$—
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant estimates include current expected credit loss ("CECL") allowances. Actual results may differ from estimates.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to
Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our
Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report"), as filed with the Securities and
Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Risks and Uncertainties
Although more normalized activities have resumed and there has been improved global economic activity due to global and domestic vaccination efforts, there are still various uncertainties around the impact coronavirus ("COVID-19") and its variants had and will continue to have on our business and the economy as a whole, including longer-term macroeconomic effects on supply chains, inflation and labor shortages. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and 2023 and have indicated the potential for further interest rate increases. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of March 31, 2023. The uncertainty over the ultimate impact of COVID-19 and its variants, supply chain disruptions and labor shortages, rising inflation and increases in interest rates on the global economy generally and our business in particular may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 "Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference London Interbank Offered Rate ("LIBOR") or other reference rates expected to be discontinued as a result of reference rate reform. In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of Sunset Date of Topic 848 ("ASU 2022-06") which deferred the sunset date to December 31, 2024. We have loan agreements, debt agreements, and an interest rate cap that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. As prescribed by the optional expedients within ASU 2020-04, we have accounted for applicable modified contracts that incorporate alternative benchmarks as if they are not substantially different. We will continue to apply such expedients or exceptions related to modifications for certain of our commercial mortgage loans and debt agreements as a result of reference rate reform.
Note 3 – Fair Value Disclosure
GAAP establishes a hierarchy of valuation techniques based on the observability of the inputs utilized in measuring financial instruments at fair value. Market-based or observable inputs are the preferred source of values, followed by valuation models using management's assumptions in the absence of market-based or observable inputs. The three levels of the hierarchy as noted in Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" are described below:
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
The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate cap is classified as Level II in the fair value hierarchy.
The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of March 31, 2023 and December 31, 2022 ($ in thousands):

	Fair Value as of March 31, 2023				Fair Value as of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$83,649	$—	$83,649	$—	$119,499	$—	$119,499
Interest rate cap asset	—	5,256	—	5,256	—	9,141	—	9,141
Total financial instruments	$—	$88,905	$—	$88,905	$—	$128,640	$—	$128,640

Non-recurring Fair Value Measurements
We are required to record real estate owned, a nonfinancial asset, at fair value on a non-recurring basis in accordance with ASC 820. Under ASC 820, we may utilize the income, market or cost approach (or combination thereof) to determine the fair value of real estate owned. We deem the inputs used in these approaches to be significant unobservable inputs. Therefore, we classify the fair value of real estate owned within Level III of the fair value hierarchy.

On March 31, 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approach. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. No impairments have been recorded as of March 31, 2023.

On August 3, 2022, we acquired legal title of a multifamily development property located in downtown Brooklyn, NY

("Brooklyn Development") through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments have been recorded as of March 31, 2023 or December 31, 2022.
On May 24, 2021, we acquired legal title to a full-service luxury hotel in Washington D.C. ("D.C. Hotel") through a deed-in-lieu of foreclosure, which is classified as real estate owned on our consolidated balance sheets. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan. We repaid the mortgage loan at par and hold the property unlevered. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments have been recorded as of March 31, 2023 or December 31, 2022.
Refer to "Note 5 – Real Estate Owned" for additional discussions.
Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at March 31, 2023 and December 31, 2022 ($ in thousands):

Loan Type	March 31, 2023	December 31, 2022
Commercial mortgage loans, net(1)	$7,879,205	$8,121,109
Subordinate loans and other lending assets, net	592,863	560,881
Carrying value, net	$8,472,068	$8,681,990
  ———————
(1)Includes $134.7 million and $138.3 million in 2023 and 2022, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 99% and 98% floating rate loans, based on amortized cost, as of March 31, 2023 and December 31, 2022, respectively.
Activity relating to our loan portfolio for the three months ended March 31, 2023 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific CECL Allowance	Carrying Value, Net
December 31, 2022	$8,892,767	$(51,053)	$(133,500)	$8,708,214
New funding of loans	181,017	—	—	181,017
Add-on loan fundings(2)	113,821	—	—	113,821
Loan repayments and sales	(491,705)	—	—	(491,705)
Gain (loss) on foreign currency translation	65,291	(118)	—	65,173
Net realized loss on investment	(5,197)	573	—	(4,624)
Transfer to real estate owned	(75,000)		—	(75,000)
Deferred fees and other items	—	(4,290)	—	(4,290)
Payment-in-kind interest and amortization of fees	—	9,729	—	9,729
March 31, 2023	$8,680,994	$(45,159)	$(133,500)	$8,502,335
General CECL Allowance(3)				(30,267)
Carrying value, net				$8,472,068
———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, deferred origination expenses, and the activity of unconsolidated joint ventures.
(2)Represents fundings committed prior to 2023.
(3)$4.7 million of the General CECL Allowance, as defined in this Form 10-Q, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	March 31, 2023	December 31, 2022
Number of loans	55	61
Principal balance	$8,680,994	$8,892,767
Carrying value, net	$8,472,068	$8,681,990
Unfunded loan commitments(1)	$872,707	$1,041,654
Weighted-average cash coupon(2)	7.9%	7.2%
Weighted-average remaining fully-extended term(3)	2.8 years	2.8 years
Weighted-average expected term(4)	2.1 years	1.7 years
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
(4)Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated 5 loans.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2023		December 31, 2022
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Hotel	$1,988,065	23.4%	$2,117,079	24.3%
Residential	1,602,078	18.8	1,537,541	17.7
Office	1,484,536	17.5	1,671,006	19.2
Retail	1,389,601	16.3	1,364,752	15.7
Healthcare	576,639	6.8	575,144	6.6
Mixed Use	569,927	6.7	559,809	6.4
Industrial	299,323	3.5	296,860	3.4
Other(2)	592,166	7.0	586,023	6.7
Total	$8,502,335	100.0%	$8,708,214	100.0%
General CECL Allowance(3)	(30,267)		(26,224)
Carrying value, net	$8,472,068		$8,681,990

(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other property types include parking garages (3.2%), caravan parks (2.4%) and urban predevelopment (1.4%) in 2023, and parking garages (3.1%), caravan parks (2.3%) and urban predevelopment (1.3%) in 2022.
(3)$4.7 million and $4.3 million of the General CECL Allowance for 2023 and 2022, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2023		December 31, 2022
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,421,641	28.5%	$2,470,532	28.4%
New York City	2,011,244	23.7	2,049,493	23.5
Other Europe(2)	1,442,910	17.0	1,542,462	17.7
West	605,164	7.1	584,247	6.7

Midwest	585,238	6.9	592,756	6.8
Southeast	565,306	6.6	642,542	7.4
Other(3)	870,832	10.2	826,182	9.5
Total	$8,502,335	100.0%	$8,708,214	100.0%
General CECL Allowance(4)	(30,267)		(26,224)
Carrying value, net	$8,472,068		$8,681,990

(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other Europe includes Germany (5.0%), Italy (4.6%), Spain (4.0%), Sweden (2.9%) and Ireland (0.5%) in 2023 and Italy (5.4%), Germany (4.9%), Spain (3.8%), Sweden (2.8%) and Ireland (0.7%) in 2022.
(3)Other includes Northeast (5.6%), Southwest (2.4%), Mid-Atlantic (1.4%) and Other (0.8%) in 2023 and Northeast (5.5%), Southwest (2.3%), Mid-Atlantic (1.4%) and Other (0.3%) in 2022.
(4)$4.7 million and $4.3 million of the General CECL Allowance for 2023 and 2022, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of March 31, 2023 and December 31, 2022, respectively ($ in thousands):

March 31, 2023
				Amortized Cost by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	3	195,584	2.3%	—	—	—	—	129,712	65,872
3	47	8,081,606	95.1%	172,260	2,606,091	2,383,028	676,366	1,508,600	735,261
4	3	110,762	1.3%	—	—	—	—	—	110,762
5	2	114,383	1.3%	—	—	—	—	—	114,383
Total	55	$8,502,335	100.0%	$172,260	$2,606,091	$2,383,028	$676,366	$1,638,312	$1,026,279
General CECL Allowance(1)		(30,267)
Total carrying value, net		$8,472,068

Weighted Average Risk Rating			3.0
Gross write-offs		$—		$—	$—	$—	$—	$—	$—

December 31, 2022
Amortized Cost by Year Originated

Risk Rating	Number of Loans	Total	% of Portfolio	2022	2021	2020	2019	2017	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	2	65,943	0.8%	—	—	—	—	—	65,943
3	54	8,401,925	96.5%	2,575,455	2,462,499	687,329	1,637,050	479,769	559,823
4	2	27,451	0.3%	—	—	—	—	19,951	7,500
5	3	212,895	2.4%	—	—	—	—	—	212,895
Total	61	$8,708,214	100.0%	$2,575,455	$2,462,499	$687,329	$1,637,050	$499,720	$846,161
General CECL Allowance(1)		(26,224)
Total carrying value, net		$8,681,990

Weighted Average Risk Rating			3.0
Gross write-offs		$7,000		$—	$—	$—	$—	$—	$7,000
———————
(1)$4.7 million of the General CECL Allowance for both 2023 and 2022, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.
CECL
In accordance with ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments", which we refer to as the "CECL Standard," we record allowances for loans and held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value of the amounts expected to be collected on the assets. We record loan specific allowances as a practical expedient under the CECL Standard ("Specific CECL Allowance"), which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. For the remainder of the portfolio, we record a general allowance ("General CECL Allowance", and together with the Specific CECL Allowance, "CECL Allowances"), on a collective basis by assets with similar risk characteristics. We have elected to use the weighted average remaining maturity ("WARM") method in determining a General CECL Allowance for a majority of our portfolio. In the future, we may use other acceptable methods, such as a probability-of-default/loss-given-default method.
The following schedule illustrates changes in CECL Allowances for the three months ended March 31, 2023 ($ in thousands):

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(1)
		Funded	Unfunded	Total		General	Total
December 31, 2022	$133,500	$26,224	$4,347	$30,571	$164,071	0.36%	1.86%
Changes:
Allowances	—	4,043	348	4,391	$4,391
March 31, 2023	$133,500	$30,267	$4,695	$34,962	$168,462	0.42%	1.95%
———————
(1)Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(1)
		Funded	Unfunded	Total		General	Total
December 31, 2021	$145,000	$33,588	$3,106	$36,694	$181,694	0.49%	2.26%
Changes:
Allowances (Reversals)	30,000	(12,211)	822	(11,389)	18,611
March 31, 2022	$175,000	$21,377	$3,928	$25,305	$200,305	0.32%	2.34%
———————
(1)Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.

For information on General and Specific CECL Allowance changes during the three months ended March 31, 2023 and during the year ended December 31, 2022, see below.

General CECL Allowance
In determining the General CECL Allowance using the WARM method, an annual historical loss rate, adjusted for macroeconomic estimates, is applied to the amortized cost of an asset, or pool of assets, over each subsequent period for the assets' remaining expected life. We considered various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and satisfactions, (iii) expected future funding, (iv) capital subordinate to us when we are the senior lender, (v) capital senior to us when we are the subordinate lender, and (vi) our current and future view of the macroeconomic environment for a reasonable and supportable forecast period. The CECL Standard requires the use of significant judgment to arrive at an estimated credit loss. There is significant uncertainty related to future macroeconomic conditions, including inflation, labor shortages and interest rates.

We derived an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the first quarter of 2023 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period. At the onset of the COVID-19 pandemic, we adopted a shortened four quarter forecast period in response to heightened macroeconomic uncertainty brought by the pandemic. With the effects of the pandemic gradually easing in response to global and domestic vaccination efforts and other public safety measures, we reverted to a longer forecast period of six quarters effective December 31, 2022 and further extended to eight quarters effective March 31, 2023. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

The General CECL Allowance on subordinate loans is calculated by incorporating both the loan balance of the position(s) of the structurally senior third-party lender(s) and the balance of our subordinate loan(s). The subordinate loans, by virtue of being the first loss position, are required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage allowance attributable to the subordinate loan. The General CECL Allowance on unfunded loan commitments is time-weighted based on our expected commitment to fund such obligations. The General CECL Allowance on unfunded commitments is recorded as a liability on our condensed consolidated balance sheets within accounts payable, accrued expenses and other liabilities.
We have made an accounting policy election to exclude accrued interest receivable ($65.7 million and $65.4 million as of March 31, 2023 and December 31, 2022, respectively), included in other assets on our condensed consolidated balance sheets, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner.
Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.
The following schedule sets forth our General CECL Allowance as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Commercial mortgage loans, net	$27,570	$22,848
Subordinate loans and other lending assets, net	2,697	3,376
Unfunded commitments(1)	4,695	4,347
Total General CECL Allowance	$34,962	$30,571
 ———————
(1)The General CECL Allowance on unfunded commitments is recorded as a liability on our condensed consolidated balance sheets within accounts payable, accrued expenses and other liabilities.

Our General CECL Allowance increased by $4.4 million during the quarter ended March 31, 2023. The increase was primarily driven by an increase in our view of the remaining expected term of our loan portfolio, partially offset by the impact of portfolio seasoning and loan repayments and sales.

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
The following table summarizes our risk rated 5 loans as of March 31, 2023, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk rating
Mortgage
	Retail(1)(2)	Cincinnati, OH	$165,903	$67,000	$98,903	Non-Accrual/ 10/1/2019	5
Mortgage total:			$165,903	$67,000	$98,903

Mezzanine
	Residential(3)	Manhattan, NY	$81,980	$66,500	$15,480	Non-Accrual/ 7/1/2021	5
Mezzanine total:			$81,980	$66,500	$15,480

Total:			$247,883	$133,500	$114,383
———————
(1)The fair value of retail collateral was determined by applying a capitalization rate of 8.5%.
(2)In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of the venture’s equity and we contributed 90%. The entity was deemed to be a Variable Interest Entity (a "VIE") and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. During the three months ended March 31, 2023 and 2022, $0.7 million and $0.2 million, respectively, of interest paid was applied towards reducing the carrying value of the loan. The related profit and loss from the joint venture was immaterial for the three March 31, 2023 and 2022.
(3)The fair value of the residential collateral was determined by making certain projections and assumptions with respect to future performance and a discount rate of 10%.
We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis for loans on non-accrual was $398.2 million and $468.0 million as of March 31, 2023 and December 31, 2022, respectively. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. For the three months ended March 31, 2023 and 2022, we received $0.7 million and $0.2 million, respectively, in interest that reduced amortized cost under the cost recovery method.
As of March 31, 2023 and December 31, 2022, the amortized cost basis for loans with accrued interest past due 90 or more days was $398.2 million and $581.3 million, respectively. As of March 31, 2023 and December 31, 2022, there were no loans with accrued interest between 30 and 89 days past due, respectively.

During the third quarter of 2022, we refinanced our three mezzanine loans, and originated a commercial mortgage loan as part of an overall recapitalization. All of the loans are secured by an ultra-luxury residential property in Manhattan, NY. These loans have an aggregate amortized cost at March 31, 2023 of $743.9 million (net of $66.5 million Specific CECL Allowance) (inclusive of $82.5 million of payment- in-kind interest). As of March 31, 2023, these loans include (i) a $250.3 million commercial mortgage loan (“Senior Loan”), (ii) a $194.3 million senior mezzanine loan (“Senior Mezzanine Loan”), (iii) a $283.8 million junior mezzanine loan (“Junior Mezzanine A Loan”), and (iv) a $15.5 million junior mezzanine loan (net of a $66.5 million Specific CECL Allowance) (“Junior Mezzanine B Loan” together with the Junior Mezzanine A Loan collectively referred to as “Junior Mezzanine Loan”).
In refinancing the Senior Mezzanine Loan and Junior Mezzanine Loan, we modified the loan terms with the borrower by modifying the interest rates from LIBOR+15.7% to the Secured Overnight Financing Rate ("SOFR")+9.0% on the Senior Mezzanine Loan, from LIBOR+22.5% to SOFR+15.0% on the Junior Mezzanine A Loan, and from LIBOR+17.5% to SOFR+15.0% on the Junior Mezzanine B Loan. We also extended the term on all three loans from July 2022 to September 2024, including a one-year extension. Based on our analysis under ASC 310-20 “Receivables – Nonrefundable Fees and Other Costs” (“ASC 310-20”), we have deemed this refinance to be a continuation of our existing loans. We opted to cease accruing interest on the Junior Mezzanine A Loan and Junior Mezzanine B Loan as of July 1, 2021 based on a waterfall sharing arrangement with a subordinate capital provider. We will continue to not accrue interest on the Junior Mezzanine Loan following this refinancing.
In accordance with ASC 326, "Financial Instruments – Credit Losses" and adoption of ASU 2022-02 "Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures", we have classified the refinancing of the Senior Mezzanine Loan and Junior Mezzanine Loan as an interest rate reduction and term extension. The aggregate amortized cost of the Senior Mezzanine Loan and Junior Mezzanine Loan as of March 31, 2023 totaled $493.6 million (net of $66.5 million Specific CECL Allowance), or 5.8% of our aggregate commercial mortgage loans and subordinate loans and other lending assets by amortized cost. As of March 31, 2022, sales velocity on the underlying property lagged behind the borrower's business plan and management's expectations. Based on this information as of March 31, 2022, we deemed the borrower to be experiencing financial difficulty and accordingly changed the risk rating to a 5 and recorded $30.0 million of Specific CECL Allowance on the Junior Mezzanine B Loan. During the three months ended December 31, 2022, we recorded an additional $36.5 million Specific CECL Allowance on the Junior Mezzanine B Loan, bringing the total loan Specific CECL Allowance to $66.5 million, due to a slower sales pace across the ultra-luxury residential segment at the end of 2022 in response to broader market uncertainty. The modified loan terms as discussed above have been reflected in our calculation of CECL for the quarter ended March 31, 2023. Refer to "CECL" section above for additional information regarding our calculation of CECL Allowance. As of each March 31, 2023 and December 31, 2022, our amortized cost basis in this loan was $15.5 million and its risk rating remained as a 5.
In March 2017, we originated a first mortgage secured by a hotel in Atlanta, GA. As of May 1, 2022, due to slower than expected recovery from the COVID-19 pandemic, we deemed the borrower to be experiencing financial difficulty and ceased accruing interest. During the second quarter of 2022, we recorded a $7.0 million Specific CECL Allowance. Additionally, during 2022, we modified the loan to provide two short term extensions to the borrower. During the fourth quarter of 2022, the loan went into maturity default, at which time we were in discussions with the sponsor regarding consensual foreclosure. In anticipation of the foreclosure, we wrote off the previously recorded Specific CECL Allowance, and recorded a $7.0 million realized loss on the loan within realized gain (loss) on investments within our December 31, 2022 consolidated statement of operations.
On March 31, 2023, we acquired legal title of the underlying hotel through a deed-in-lieu foreclosure and recognized an additional $4.8 million loss within net realized loss on investments on our condensed consolidated statement of operations. The realized loss represents the difference between the original loan's amortized cost and the fair value of the net real estate assets acquired at the time of foreclosure. Refer to "Note 5 - Real Estate Owned" for additional disclosure.

As of March 31, 2023 and December 31, 2022, there were $0.5 million and $9.5 million, respectively of unfunded commitments related to borrowers experiencing financial difficulty for the entire loan portfolio.
Other Loan and Lending Assets Activity
We recognized no payment-in-kind interest for the three months ended March 31, 2023 and $1.2 million for the three months ended March 31, 2022.
We recognized no pre-payment penalties and accelerated fees for the three months ended March 31, 2023 and $2.1 million for the three months ended March 31 2022.
As of March 31, 2023 and December 31, 2022, our portfolio included other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interest is secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interest is limited to the book value of such interests. The book value as of both March 31, 2023 and December 31, 2022 was $51.1 million, consisting of one interest with a weighted average maturity of 1.2 years and 1.4 years, respectively. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. These interests are accounted for as held-to-maturity and recorded at carrying value on our condensed consolidated balance sheets.
During the three months ended March 31, 2023, we received £72.2 million ($88.4 million assuming conversion into U.S. Dollars ("USD")) full repayment of one of our commercial mortgage loans secured by an office property in London, UK, including all default interest accrued to date, which was approximately $0.7 million. In conjunction with the repayment, we are no longer recording the previously sold subordinate interest as a secured borrowing on our consolidated balance sheet, which had an amortized cost basis of £20.8 million ($25.1 million assuming conversion into USD). Refer to "Note 12 – Participations Sold" for additional detail related to the subordinate interest.
Loan Sales
From time to time, we may enter into sale transactions with other parties. All sale transactions are evaluated in accordance with ASC 860, "Transfers and Servicing" ("ASC 860").
During the first quarter of 2023, we sold our entire interests in three commercial mortgage loans secured by various properties in Europe, with aggregate commitments of €205.7 million ($219.0 million assuming conversion into USD, of which €115.0 million or $122.4 million assuming conversion into USD, was funded at the time of sale). Additionally, we sold a partial interest of £15.0 million ($18.2 million assuming conversion into USD) in a commercial mortgage loan secured by a mixed-use property located in London, UK. These sales were made to entities managed by affiliates of the Manager. We evaluated the transaction under ASC 860 and determined the sale of our entire interests and the sale of the partial interest met the criteria for sale accounting. We recorded a net gain of approximately $0.2 million in connection with these sales within net realized loss on investments in our March 31, 2023 condensed consolidated statement of operations.
Note 5 – Real Estate Owned
Real Estate Owned, Held for Investment
As of March 31, 2023, assets and liabilities related to real estate owned, held for investment consisted of three properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., the Brooklyn Development, a multifamily development property located in downtown Brooklyn, NY, and the Atlanta Hotel, a hotel in Atlanta, GA.
D.C. Hotel
In 2017, we originated a $20.0 million junior mezzanine loan which was subordinate to: (i) a $110.0 million mortgage loan, and (ii) a $24.5 million senior mezzanine loan, secured by the D.C. Hotel. During the first quarter of 2020, we recorded a $10.0 million Specific CECL Allowance and placed our junior mezzanine loan on non-accrual status.
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
On May 24, 2021, in accordance with ASC 805, "Business Combinations" ("ASC 805"), we allocated the fair value of the hotel’s acquired assets and assumed debt. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs. On June 29, 2021, we repaid the $110.0 million mortgage loan against the property. As of March 1, 2022, the hotel assets, comprised of land, building, furniture fixtures, and equipment, and accumulated depreciation (collectively "REO Fixed Assets"), and liabilities met the criteria to be classified as held for sale under ASC Topic 360, "Property, Plant, and Equipment." Accordingly, as of March 1, 2022, we ceased recording depreciation on the building and furniture, fixtures, and equipment on the condensed consolidated statement of operations.
As of March 1, 2023, due to current market conditions, we have curtailed active marketing efforts, and reclassified the REO Fixed Assets and liabilities from real estate owned, held for sale to real estate owned, held for investment, net in accordance with ASC Topic 360.
The REO Fixed Assets were reclassified to their carrying value before classifying as held for sale in March of 2022 and

$4.0 million in depreciation, representing the amount that would have been recorded had the asset remained as held for investment, was recognized. All other assets and liabilities were reclassified to the corresponding line items on the condensed consolidated balance sheet. No realized gain or loss was recorded in connection with this reclassification.
As of March 31, 2023 and December 31, 2022, the value of net real estate assets related to the D.C. Hotel was $154.2 million and $155.9 million, respectively. For the three months ended March 31, 2023 and 2022, we recorded a net loss from operations of $1.9 million and $1.3 million, respectively.
Brooklyn Development
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
On August 3, 2022, we acquired legal title of the property through a deed-in-lieu of foreclosure and accounted for the asset acquisition in accordance with ASC 805. At that time, our amortized cost basis in the commercial mortgage loan was $226.5 million. We recorded the real estate assumed at a fair value of $270.1 million based on the market value of the land. We recognized a realized gain of $43.6 million, recorded within realized gain (loss) on investments on our consolidated statement of operations, which reflects the difference between the fair value of the property and the carrying value of the loan at the time of acquisition. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs, including comparable sales of similar properties in the market. Since title acquisition, we have capitalized an additional $46.5 million of construction and financing costs, including $13.9 million capitalized during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, our cost basis in the property was $316.6 million and $302.7 million, respectively.
Upon taking title, we concurrently contributed the property to a joint venture with a third-party real estate developer. The entity was deemed to be a VIE, of which we were determined to be the primary beneficiary. Through our wholly owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement. Concurrently with taking title to the property, we obtained $164.8 million in construction financing on the property. As of March 31, 2023 and December 31, 2022, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheets was $160.6 million, net of $4.2 million in deferred financing costs and $160.3 million, net of $4.5 million in deferred financing costs, respectively.
The construction financing includes a maximum commitment of $388.4 million, an interest rate of term one-month SOFR+2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $100.0 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both March 31, 2023 and December 31, 2022, we were in compliance with these covenants.
Atlanta Hotel
In March 2017, we originated a first mortgage secured by the Atlanta Hotel. During the second quarter of 2022, due to slower than expected recovery from the COVID-19 pandemic, we deemed the borrower to be experiencing financial difficulty. Accordingly, we ceased accruing interest on the loan and recorded a $7.0 million Specific CECL Allowance.
During the fourth quarter of 2022, we wrote off the $7.0 million previously recorded Specific CECL Allowance and reduced the principal balance of the loan which was recorded as a realized loss within net realized loss on investments in our December 31, 2022 consolidated statement of operations.
On March 31, 2023, we acquired legal title of the Atlanta Hotel through a deed-in-lieu foreclosure. In accordance with ASC 805, we allocated the fair value of the assumed assets and liabilities on the March 31, 2023 acquisition date as follows:

March 31, 2023
Assets:
Cash	$569
Buildings	50,152
Land	16,628
Furniture, fixtures, and equipment	8,220
Other assets	2,827
Total Assets	$78,396
Liabilities:
Accounts payable, accrued expenses and other liabilities	$3,396
Total Liabilities	$3,396
Net Real Estate Assets	$75,000
We determined the $75.0 million fair value of net real estate assets in accordance with ASC 820, "Fair Value Measurements and Disclosures" utilizing significant unobservable inputs. As such, the fair value of real estate owned is categorized within Level III of the fair value hierarchy set forth by ASC 820. See "Note 3 - Fair Value Disclosure" for discussion of our non-recurring fair value measurements. Additionally, we recognized a realized loss of $4.8 million, recorded within net realized loss on investments on our condensed consolidated statement of operations. The realized loss represents the difference between the original loan's amortized cost and the fair value of the net assets acquired.
We recorded no income or loss from the hotel's operations for the three months ended March 31, 2023.
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	March 31, 2023	December 31, 2022
Interest receivable	$65,738	$65,383
Loan proceeds held by servicer	1,044	3,371
Other(1)	9,641	1,853
Total	$76,423	$70,607
———————
(1)Includes $9.3 million of other assets from real estate owned as of March 31, 2023. Refer to "Note 5 – Real Estate Owned" for additional information.
Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility. During the three months ended March 31, 2023, we entered into two new secured debt arrangements, including a credit facility with Banco Santander, S.A., New York Branch and a revolving credit facility administered by Bank of America, N.A. ("Revolving Credit Facility") which provided a combined $470.0 million of additional capacity, and upsized the Atlas Facility, as defined in this Form 10-Q, by $83.3 million.

Our borrowings under secured debt arrangements at March 31, 2023 and December 31, 2022 are detailed in the following table ($ in thousands):

	March 31, 2023			December 31, 2022
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)(4)	$1,483,123	$1,247,388	September 2026	$1,532,722	$1,306,320	September 2026
JPMorgan Facility - GBP(3)(4)	16,877	16,877	September 2026	67,278	67,278	September 2026
Deutsche Bank Facility - USD(3)	700,000	385,818	March 2026	700,000	385,818	March 2026
Atlas Facility - USD(5)	695,339	688,126	March 2027(6)(7)	635,653	632,747	March 2027(6)(7)

HSBC Facility - GBP	372,095	372,095	April 2025	364,423	364,423	April 2025
HSBC Facility - EUR	276,299	276,299	January 2026(7)	272,890	272,890	January 2026
Goldman Sachs Facility - USD	300,000	33,755	November 2025(8)	300,000	70,249	November 2025(8)
Barclays Facility - USD	200,000	111,909	June 2027(6)	200,000	111,909	June 2027
MUFG Securities Facility - GBP	198,355	198,355	June 2025(6)	194,272	194,272	June 2025
Santander Facility - USD	300,000	75,000	February 2025(6)	—	—	N/A
Santander Facility - EUR	58,531	54,202	August 2024	57,807	53,320	August 2024
Total Secured Credit Facilities	4,600,619	3,459,824		4,325,045	3,459,226
Barclays Private Securitization - GBP, EUR, SEK	1,872,779	1,872,779	February 2026(7)	1,850,076	1,850,076	February 2026(7)
Revolving Credit Facility - USD(9)	170,000	—	March 2026	—	—	N/A
Total Secured Debt Arrangements	6,643,398	5,332,603		6,175,121	5,309,302
Less: deferred financing costs	N/A	(15,750)		N/A	(12,477)
Total Secured Debt Arrangements, net(10)(11)(12)	$6,643,398	$5,316,853		$6,175,121	$5,296,825
———————
(1)As of March 31, 2023, British Pound Sterling("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.23, 1.08, and 0.10, respectively. As of December 31, 2022, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.21, 1.07 and 0.10, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)The JPMorgan Facility and Deutsche Bank Facility enable us to elect to receive advances in USD, GBP, or EUR.
(4)The JPMorgan Facility allows for $1.5 billion of maximum borrowings in total as of March 31, 2023. The JPMorgan Facility was temporarily upsized from $1.5 billion to $1.6 billion during August 2022 and the maximum borrowings decreased to $1.5 billion as of January 2023.
(5)The Atlas Facility was formerly the Credit Suisse Facility. See "—Atlas Facility" below for additional discussion.
(6)Assumes financings are extended in line with the underlying loans.
(7)Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(8)Assumes facility enters the two-year amortization period subsequent to the November 2023 maturity, which allows for the refinancing or pay down of assets under the facility.
(9)The current stated maturity of the Revolving Credit Facility is March 2026. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under the Revolving Credit Facility are full recourse to certain guarantor wholly-owned subsidiaries of the Company. See "—Revolving Credit Facility" below for additional discussion.
(10)Weighted-average borrowing costs as of March 31, 2023 and December 31, 2022 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.35% / GBP: +1.92% / EUR: +1.54% / SEK: +1.50% and USD: +2.28% / GBP: +2.02% / EUR: +1.54%/ SEK: +1.50%, respectively.
(11)Weighted average advance rates based on cost as of March 31, 2023 and December 31, 2022 were 69.7% (65.6% (USD) / 74.5% (GBP) / 71.7% (EUR) / 80.5% (SEK)) and 68.8% (63.9% (USD) / 74.0% (GBP) / 72.1% (EUR) / 80.5% (SEK)), respectively.
(12)As of March 31, 2023 and December 31, 2022, approximately 58% and 58% of the outstanding balance under these secured borrowings were recourse to us.
Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of March 31, 2023 and December 31, 2022, the weighted average haircut under our secured debt arrangements was approximately 30.3% and 31.21%, respectively. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.
Atlas Facility
On February 8, 2023, in connection with the acquisition by certain subsidiaries of Atlas Securitized Products Holdings (“Atlas”), which is a wholly-owned investment of a fund managed by an affiliate of the Manager, of certain warehouse assets and liabilities of the Credit Suisse AG Securitized Products Group ("Credit Suisse AG")(the “Transaction”), the Credit Suisse Facility was acquired by Atlas ("Atlas Facility"). In order to effect the assignment of the Credit Suisse Facility and related agreements, the Company and one of its subsidiaries, similar to the other sellers and guarantors party to the subject agreements in the Transaction, entered into an Omnibus Assignment, Assumption and Amendment Agreement as well as certain related agreements with Credit Suisse AG and Atlas. Refer to "Note 14 - Related Party Transactions" for further discussion regarding the transaction.
Revolving Credit Facility
On March 3, 2023, we entered into the Revolving Credit Facility administered by Bank of America, N.A. Revolving Credit Facility provides up to $170.0 million of borrowings secured by qualifying commercial mortgage loans and real property owned assets. The Revolving Credit Facility has a term of three years, maturing in March 2026. The Revolving Credit Facility enables us to borrow on qualifying commercial mortgage loans for up to two years and real property owned assets for up to six months. As of March 31, 2023 we had no borrowings outstanding on the Revolving Credit Facility. During the three months ended March 31, 2023, we recorded $27.4 thousand in unused fees related to the Revolving Credit Facility.

The guarantees related to the Revolving Credit Facility contain the following financial covenants: (i) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million; (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 4:1; (iii) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017; and (iv) maintain a minimum interest coverage ratio of 1.5:1. We were in compliance with the covenants under the Revolving Credit Facility as of March 31, 2023.
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
The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,544,534	$1,525,382
EUR	5	759,708	754,935
SEK	1	248,634	246,170
Total	13	$2,552,876	$2,526,487

	December 31, 2022
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,495,616	$1,475,241
EUR	5	752,531	747,240
SEK	1	248,064	245,714
Total	13	$2,496,211	$2,468,195

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of March 31, 2023 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$1,147,379	May 2026
Total/Weighted-Average EUR	526,493	June 2025(3)
Total/Weighted-Average SEK	198,907	May 2026
Total/Weighted-Average Securitization	$1,872,779	February 2026
———————
(1)As of March 31, 2023, we had £930.0 million, €485.7 million, and kr2.1 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of December 31, 2022 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	1,125,420	May 2026
Total/Weighted-Average EUR	526,204	June 2025(3)
Total/Weighted-Average SEK	198,452	May 2026
Total/Weighted-Average Securitization	$1,850,076	February 2026
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheets ($ in thousands):

	March 31, 2023	December 31, 2022
Assets:
Cash	$1,734	$758
Commercial mortgage loans, net(1)	2,526,487	2,468,195
Other Assets	30,230	30,992
Total Assets	$2,558,451	$2,499,945
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $2.7 million and $2.3 million in 2023 and 2022, respectively)	$1,870,088	$1,847,799
Accounts payable, accrued expenses and other liabilities(2)	10,735	8,814
Total Liabilities	$1,880,823	$1,856,613
———————
(1)Net of the General CECL Allowance of $8.0 million and $8.2 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $2.9 million and $2.9 million as of March 31, 2023 and December 31, 2022, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended March 31,
	2023	2022
Net Interest Income:
Interest income from commercial mortgage loans	$46,977	$28,714
Interest expense	(23,133)	(9,588)
Net interest income	$23,844	$19,126
Decrease (increase) in current expected credit loss allowance, net	199	3,341
Foreign currency translation gain (loss)	10,002	(19,629)
Net Income	$34,045	$2,838
At March 31, 2023, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$143,557	$527,349	$593,359	$—	$1,264,265
Deutsche Bank Facility	88,359	130,892	166,567	—	385,818
Atlas Facility	—	105,008	583,118	—	688,126
HSBC Facility	—	493,056	155,338	—	648,394

Goldman Sachs Facility	—	33,755	—	—	33,755
Barclays Facility	—	—	111,909	—	111,909
MUFG Securities Facility	—	198,355	—	—	198,355
Santander Facility - USD	—	75,000	—	—	75,000
Santander Facility - EUR	—	54,202	—	—	54,202
Barclays Private Securitization	—	716,189	1,156,590	—	1,872,779
Total	$231,916	$2,333,806	$2,766,881	$—	$5,332,603
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at March 31, 2023, as well as the maximum and average month-end balances for the three months ended March 31, 2023 for our borrowings under secured debt arrangements ($ in thousands).

	As of March 31, 2023		For the three months ended March 31, 2023
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,264,265	$2,115,700	$1,324,226	$1,295,325
Deutsche Bank Facility	385,818	569,703	385,818	385,818
Goldman Sachs Facility	33,755	56,173	70,249	58,084
Atlas Facility	688,126	939,299	688,126	650,791
HSBC Facility	648,394	828,224	648,482	643,014
Barclays Facility	111,909	138,652	111,909	111,909
MUFG Securities Facility	198,355	267,448	198,355	196,576
Santander Facility - USD	75,000	99,389	75,000	50,000
Santander Facility - EUR	54,202	72,270	54,227	53,755
Barclays Private Securitization	1,872,779	2,534,457	1,879,238	1,860,505
Total	$5,332,603	$7,621,315
The table below summarizes the outstanding balances at December 31, 2022, as well as the maximum and average month-end balances for the year ended December 31, 2022 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2022		For the year ended December 31, 2022
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,373,598	$2,376,154	$1,584,171	$1,411,644
Deutsche Bank Facility	385,818	565,387	432,455	400,337
Goldman Sachs Facility	70,249	116,619	164,607	140,599
Atlas Facility	632,747	855,119	633,143	541,245
HSBC Facility	637,313	813,716	660,004	501,674
Barclays Facility	111,909	138,510	172,693	102,664
MUFG Securities Facility	194,272	261,319	194,272	156,499
Santander Facility	53,320	71,093	53,320	50,450
Barclays Private Securitization	1,850,076	2,476,349	1,963,837	1,828,794
Total	$5,309,302	$7,674,266
Debt Covenants

The guarantees related to our secured debt arrangements contain the following financial covenants: (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017; (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 3.75:1; and (iii) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance is added back to our tangible net worth calculation. Additionally, in relation to our Revolving Credit Facility, we must maintain a minimum interest coverage ratio of 1.5:1.
We were in compliance with the covenants under each of our secured debt arrangements at March 31, 2023 and December 31, 2022.
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
The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During the three months ended March 31, 2023 and 2022, we repaid $1.3 million of principal respectively related to the 2026 Term Loan. During the three months ended March 31, 2023 and 2022, we repaid $0.7 million of principal respectively related to the 2028 Term Loan.
The following table summarizes the terms of the Term Loans as of March 31, 2023 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Spread	Maturity Date
2026 Term Loan	$481,250	$(1,101)	$(3,742)	$476,407	2.75%	5/15/2026
2028 Term Loan	294,000	(2,107)	(5,594)	286,299	3.50%	3/11/2028
Total	$775,250	$(3,208)	$(9,336)	$762,706
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
The following table summarizes the terms of the Term Loans as of December 31, 2022 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Spread	Maturity Date
2026 Term Loan	$482,500	$(1,190)	$(6,106)	$475,204	2.75%	5/15/2026
2028 Term Loan	294,750	(2,214)	(3,927)	288,609	3.50%	3/11/2028
Total	$777,250	$(3,404)	$(10,033)	$763,813
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
Covenants
The financial covenants of the Term Loans include the requirements that we maintain: (i) a maximum ratio of total recourse debt to tangible net worth of 4:1; and (ii) a maximum ratio of total unencumbered assets to total pari-passu indebtedness of 2.50:1. We were in compliance with the covenants under the Term Loans at March 31, 2023 and December 31, 2022.
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
During the three months ended March 31, 2023, LIBOR exceeded the cap rate of 0.75%. As such, during the three months ended March 31, 2023, we realized a gain from the interest rate cap in the amount of $4.7 million, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations. The realized gain was a result of the increase in the current interest rate forward curve, partially offset by the nearing maturity of the cap.
Note 9 – Senior Secured Notes, Net
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $495.0 million and $494.8 million, net of deferred financing costs of $5.0 million and $5.2 million, as of March 31, 2023 and December 31, 2022, respectively.
Covenants
The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of March 31, 2023 and December 31, 2022, we were in compliance with all covenants.
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
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At March 31, 2023, the 2023 Notes had a carrying value of $222.5 million and an unamortized discount of $0.4 million.
The following table summarizes the terms of the 2023 Notes as of March 31, 2023 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2023 Notes	222,910	5.38%	5.74%	48.7187	10/15/2023	0.54
Total	$222,910
The following table summarizes the terms of the 2023 Notes as of December 31, 2022 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2023 Notes	230,000	5.38%	5.85%	48.7187	10/15/2023	0.79
Total	$230,000
———————
(1)Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital. The effective rate as of both March 31, 2023 and December 31, 2022 reflects adoption of ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity" ("ASU 2020-06") and early extinguishment of debt.
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
We may not redeem the 2023 Notes prior to maturity except in limited circumstances. On March 20, 2023, we repurchased $7.1 million aggregate principal amount of the 2023 Notes at a price of 97%. As a result of this transaction, we recorded a gain of $0.2 million within realized gain on extinguishment of debt in our March 31, 2023 condensed consolidated statement of operations. The gain represents the difference between the repurchase price and the carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs. The closing price of our common stock on March 31, 2023 of $9.31 was less than the per share conversion price of the 2023 Notes at such time.
The aggregate contractual interest expense was approximately $3.0 million and $7.2 million for the three months ended March 31, 2023 and 2022 respectively. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $0.4 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.
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
The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of both March 31, 2023 and December 31, 2022, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.
The following table summarizes our non-designated Fx forwards and our interest rate cap as of March 31, 2023:

	March 31, 2023
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	118	900,736	GBP	April 2023 - February 2027	1.67
Fx contracts - EUR	105	440,260	EUR	April 2023 - November 2025	1.61
Fx contracts - SEK	18	716,316	SEK	May 2023 - May 2026	2.75
Interest rate cap	1	500,000	USD	June 2023	0.21

The following table summarizes our non-designated Fx forwards and our interest rate cap as of December 31, 2022:

	December 31, 2022
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	124	936,930	GBP	January 2023 - February 2027	1.78
Fx contracts - EUR	130	576,240	EUR	January 2023 - November 2025	1.78
Fx contracts - SEK	19	730,432	SEK	February 2023 - May 2026	2.95
Interest rate cap	1	500,000	USD	June 2023	0.46
We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our derivatives for the three months ended March 31, 2023 and 2022 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2023	2022
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$(35,851)	$18,142
Forward currency contracts	Realized gain on derivative instruments	21,716	4,620
Total		$(14,135)	$22,762
In June 2020, we entered into an interest rate cap for approximately $1.1 million. We use our interest rate cap to manage exposure to variable cash flows on our borrowings under the senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This effectively limits the maximum all-in coupon on our senior secured term loan to 3.50%. The unrealized gain or loss related to the interest rate cap is recorded net under unrealized gain on interest rate hedging instruments in our consolidated statement of operations. During the three months ended March 31, 2023, LIBOR exceeded the cap rate of 0.75%. As such, during the three months ended March 31, 2023, we realized a gain from the interest rate cap in the amount of $4.7 million, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations. The realized gain was a result of the increase in the current interest rate forward curve, partially offset by the nearing maturity of the cap. There was no realized gain recorded during the three months ended March 31, 2022. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our interest rate cap for the three months ended March 31, 2023 and 2022 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended March 31,
	Location of gain (loss) recognized in income	2023	2022
Interest rate cap(1)	Unrealized gain (loss) on interest rate hedging instruments	$(4,813)	$6,321
Interest rate cap(1)	Realized gain on interest rate hedging instruments	4,706	—
Total		$(107)	$6,321
———————
(1)With a notional amount of $500.0 million at March 31, 2023 and 2022.

The following tables summarize the gross asset and liability amounts related to our derivatives at March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023			December 31, 2022
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$106,825	$(23,176)	$83,649	$143,285	$(23,786)	$119,499
Interest rate cap	5,256	—	5,256	9,141	—	9,141
Total derivative assets (liabilities)	$112,081	$(23,176)	$88,905	$152,426	$(23,786)	$128,640

Note 12 – Participations Sold
Participations sold represents the subordinate interests in loans we originated and subsequently partially sold. We account for participations sold as secured borrowings on our condensed consolidated balance sheet with both assets and non-recourse liabilities because the participations do not qualify as a sale under ASC 860. The income earned on the participations sold is recorded as interest income and an identical amount is recorded as interest expense in our condensed consolidated statements of operations.
In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD at time of transfer) interest, at par, in a first mortgage loan collateralized by an office building located in London, UK that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD at time of transfer). The participation interest sold was subordinate to our first mortgage loan and was accounted for as a secured borrowing on our consolidated balance sheet. In January 2023, the first mortgage loan, including participations sold, was fully satisfied, including all contractual and default interest accrued to date.
The table below details participations sold included in our condensed consolidated balance sheets ($ in thousands):

	March 31, 2023	December 31, 2022
Participation sold on commercial mortgage loans	$—	$25,130
Total participations sold	$—	$25,130
Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	March 31, 2023	December 31, 2022
Collateral held under derivative agreements	$87,790	$138,620
Accrued dividends payable	53,006	53,203
Accrued interest payable	35,537	23,943
Accounts payable and other liabilities(1)	12,429	7,247
General CECL Allowance on unfunded commitments(2)	4,695	4,347
Total	$193,457	$227,360
  ———————
(1)Includes $11.7 million and $1.1 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at March 31, 2023 and December 31, 2022, respectively.
(2)Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of March 31, 2023 and December 31, 2022, respectively.
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
The term of the Management Agreement was automatically renewed for a successive one-year term on September 29, 2022 and will automatically renew on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting of our independent directors in March 2023, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.
We incurred approximately $9.5 million and $9.4 million in base management fees under the Management Agreement for the three months ended March 31, 2023 and 2022, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three months ended March 31, 2023 and 2022, we paid expenses totaling $1.2 million and $0.9 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheets based on the nature of the item.
Included in payable to related party on our condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 is approximately $9.5 million and $9.7 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
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
During the first quarter of 2023, we transferred interests in, (i) three commercial mortgage loans secured by various properties in Europe, with aggregate commitments of €205.7 million (of which €115.0 million was funded at the time of sale), and (ii) a partial interest of £15.0 million in a commercial mortgage loan secured by a mixed-use property located in London, UK. These transfers were made to entities managed by affiliates of the Manager. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure.
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
Italian Direct Lending Structure
In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by
Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the
"AIFM"), an affiliate of the Manager. During the three months ended March 31, 2023, the AIF had a balance of $16.8 thousand in fees payable to the AIFM, which is recorded in payable to related party on our condensed consolidated balance sheet. The fees incurred during the three months ended March 31, 2022 were de minimis.
Atlas Facility

On February 8, 2023, in connection with the acquisition by certain subsidiaries of Atlas, which is a wholly-owned investment of a fund managed by an affiliate of the Manager, the Credit Suisse Facility was acquired by Atlas. In order to effect the assignment of the Credit Suisse Facility and related agreements, the Company and one of its subsidiaries, similar to the other sellers and guarantors party to the subject agreements in the Transaction, entered into an Omnibus Assignment, Assumption and Amendment Agreement as well as certain related agreements with Credit Suisse AG and Atlas. At the time of acquisition, we had $632.3 million of secured debt on the Credit Suisse Facility consisting of four commercial mortgage loans. During the three months ended March 31, 2023, one commercial mortgage loan was added to the Atlas Facility totaling $83 million in secured debt. Refer to "Note 7 – Secured Debt Arrangements, Net" " for additional discussion.
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
We recognized stock-based compensation expense of $4.4 million and $4.7 million during the three months ended March 31, 2023 and 2022 respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the three months ended March 31, 2023:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2022	56,102	2,865,154
Granted	—	—	N/A
Vested	—	—	N/A
Forfeiture	—	—	N/A
Outstanding at March 31, 2023	56,102	2,865,154

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2023:

Vesting Year	Restricted Stock	RSUs	Total Awards
2023	52,768	1,397,011	1,449,779
2024	3,334	954,415	957,749
2025	—	513,728	513,728
Total	56,102	2,865,154	2,921,256

At March 31, 2023, we had unrecognized compensation expense of approximately $0.1 million and $29.9 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above.
RSU Deliveries
During the three months ended March 31, 2023 and 2022 we delivered 670,044 and 647,349 shares of common stock for 1,233,711 and 1,136,525 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $6.7 million and $7.0 million for the three months ended March 31, 2023 and 2022, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.
Note 16 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2023, 141,266,039 shares of common stock were issued and outstanding, and 6,770,393 shares of 7.25% Series B-1 Preferred Stock were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.
Dividends. The following table details our dividend activity:

	Three months ended March 31,
Dividends declared per share of:	2023	2022
Common Stock	$0.35	$0.35
Series B-1 Preferred Stock	0.45	0.45

Common Stock Repurchases. There was no common stock repurchase activity during the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was $172.2 million remaining authorized under our stock repurchase program.
Note 17 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced a now-dismissed action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court (the "Apollo Action"). The complaint named as defendants (i) a wholly-owned subsidiary of the Company (the "Subsidiary"), (ii) the Company, and (iii) certain funds managed by Apollo, who were co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs alleged that the defendants tortiously interfered with the plaintiffs’ joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs alleged the loss of a $70.0 million investment plus punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs appealed, the parties fully briefed the appeal, and then Plaintiffs dropped the appeal, and the case remains dismissed.
Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. Plaintiff has cross-appealed the dismissal to revive the claim against Apollo Global Management, Inc. The claim against the Apollo entities who were co-lenders on the mezzanine loan, including the Subsidiary, remains in the case. Apollo will appeal the decision with respect to the remaining claim. No reasonable estimate of possible loss, if any, can be made at this time. The Company believes the claims in this action are without merit.
Loan Commitments. As described in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at March 31, 2023, we had $0.87 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.6 years weighted average tenor of these loans.

COVID-19. Although more normalized activities have resumed and there has been improved global economic activity due to global and domestic vaccination efforts, there are still various uncertainties around the impact COVID-19 and its variants had and will continue to have on our business and the economy as a whole, including longer-term macroeconomic effects on supply chains, inflation and labor shortages.
As of March 31, 2023, we have not recorded any contingencies on our condensed consolidated balance sheets related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may continue to be adversely impacted. Refer to "Note 2 - Summary of Significant Accounting Policies" for further discussion regarding COVID-19.
Note 18 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$331,533	$331,533	$222,030	$222,030
Commercial mortgage loans, net	7,879,205	7,818,304	8,121,109	8,083,410
Subordinate loans and other lending assets, net(1)	592,863	590,409	560,881	558,740
Secured debt arrangements, net	(5,316,853)	(5,316,853)	(5,296,825)	(5,296,825)
Term loans, net	(762,706)	(671,528)	(763,813)	(731,709)
Senior secured notes, net	(495,040)	(346,250)	(494,844)	(400,950)
2023 Notes	(222,467)	(217,600)	(229,361)	(225,366)
Debt related to real estate owned, held for investment, net	(160,611)	(160,611)	(160,294)	(160,294)
Participations sold	—	—	(25,130)	(25,130)
———————
(1)Includes subordinate risk retention interests in securitization vehicles with an estimated fair value that approximates their carrying value.
To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. Estimates of fair value for cash and cash equivalents, convertible senior notes, net, and Term Loans, net are measured using observable Level I inputs as defined in "Note 3 - Fair Value Disclosure." Estimates of fair value for all other financial instruments in the table above are measured using significant estimates, or unobservable Level III inputs as defined in "Note 3 - Fair Value Disclosure."
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

The table below presents the computation of basic and diluted net income per share of common stock for the three months ended March 31, 2023 and 2022 ($ in thousands except per share data):

	Three months ended March 31,
	2023	2022
Basic Earnings
Net income	$48,916	$15,238
Less: Preferred dividends	(3,068)	(3,068)
Net income available to common stockholders	$45,848	$12,170
Less: Dividends on participating securities	(1,003)	(899)
Basic Earnings	$44,845	$11,271

Diluted Earnings
Basic Earnings	$44,845	$11,271
Add: Dividends on participating securities	1,003	—
Add: Interest expense on Convertible Notes	3,445	—
Diluted Earnings	$49,293	$11,271

Number of Shares:
Basic weighted-average shares of common stock outstanding	141,072,471	140,353,386
Diluted weighted-average shares of common stock outstanding	155,483,979	140,353,386

Earnings Per Share Attributable to Common Stockholders
Basic	$0.32	$0.08
Diluted	$0.32	$0.08

The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Convertible Notes is added back to the diluted earnings per share numerator, and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three months ended March 31, 2023, 11,189,949 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator because the effect was dilutive. For the three months ended March 31, 2022, 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were excluded in the dilutive earnings per share denominator because the effect was anti-dilutive. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
For the three months ended March 31, 2023, 3,221,559 weighted-average unvested RSUs were included in the calculation of diluted net income per share because the effect was dilutive. For the three months ended March 31, 2022, 2,571,417 weighted-average unvested RSUs, were excluded in the calculation of diluted net income per share because the effect was anti-dilutive.
Note 20 – Subsequent Events
Subsequent to the quarter ended March 31, 2023, the following events took place:
Investment Activity: We funded approximately $30.5 million for previously closed loans and capitalized an additional $4.2 million of construction and financing costs related to our real estate owned, held for investment.
Loan Repayments: We received approximately $29.0 million from loan repayments.
Other Loan Activity: We received $60.0 million full repayment of one of our commercial mortgage loans secured by a luxury hotel in Tucson, AZ.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: the macro- and micro-economic impact of the COVID-19 pandemic; increasing interest rates and inflation; market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a REIT for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See "Item 1A. Risk Factors" our most recent Annual Report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a Maryland corporation and have elected to be taxed as a REIT for U.S. federal income tax purposes. We primarily originate, acquire, invest in and manage performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments. These asset classes are referred to as our target assets.
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $547.6 billion as of December 31, 2022.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Current Market Conditions

Certain external events such as public health issues, including the ongoing COVID-19 pandemic, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, have adversely impacted the global economy and have contributed to significant volatility in financial markets. Due to various uncertainties caused by such external events and recent macroeconomic trends, including inflation and rising interest rates, further business risks could arise. Some of the factors that impacted us to date and may continue to affect us are outlined in Item 1A. "Risk Factors" in our most recent Annual Report on Form 10-K.
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
There have been no material changes to our Critical Accounting Policies described in our most recent Annual Report on Form 10-K under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Use of Estimates."
For a complete listing and description of our significant accounting policies, refer to "Note 2 - Summary of Significant Accounting Policies" to our consolidated financial statements of our most recent Annual Report on Form 10-K.
Real Estate Owned (and Related Debt)
In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or deed in lieu of foreclosure. Foreclosed properties are classified as real estate owned and recognized at fair value on our consolidated balance sheets in accordance with the acquisition method under ASC Topic 805, “Business Combinations.” Real estate assets acquired may include land, building, furniture, fixtures and equipment, and intangible assets. In accordance ASC 820, "Fair Value Measurements and Disclosures," we may utilize the income, market or cost approach (or combination thereof) to determine fair value.
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
At times we may classify real estate assets as held for sale in the period in which they meet the criteria under ASC Topic 360, "Property, Plant, and Equipment" as discussed in "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements of our most recent Annual Report on Form 10-K. Once a real estate asset is classified as held for sale, depreciation is no longer recorded, and the asset is reported at the lower of its carrying value or fair value less cost to sell. The fair value of real estate assets classified as held for sale is determined using the appropriate methodologies noted in the preceding paragraph and the real estate asset's fair value is subject to uncertainty, as the actual sales price of the real estate asset could differ from those assumed in our valuations.

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
Please refer to "Note 3 – Fair Value Disclosure," and "Note 5 – Assets and Liabilities Related to Real Estate Owned” for more information regarding real estate owned and our valuation methodology as well as "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements of our most recent Annual Report on Form 10-K.

Current Expected Credit Losses ("CECL")

We measure and record potential expected credit losses related to our loan portfolio in accordance with the CECL Standard. The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. We have adopted the WARM method to determine a General CECL Allowance for the majority of loans in our portfolio, applied on a collective basis by assets with similar risk characteristics. If we determine that a borrower or sponsor is experiencing financial difficulty, we will record loan-specific allowances (our Specific CECL Allowance) in accordance with a practical expedient prescribed by the CECL Standard.
General CECL Allowance
There are a number of significant assumptions required to estimate our General CECL Allowance which include deriving and applying an annual historical loss rate, estimating the impacts of current and future macroeconomic conditions and forecasting the timing of expected repayments, satisfactions and future fundings.
We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the first quarter of 2023 provided by a third party, Trepp LLC. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which we determine an appropriate historical loss rate. This historical loss rate, and ultimately the General CECL Allowance we derive, is sensitive to the CMBS dataset we select.
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
Additionally, there are assumptions provided to us by the Manager that represent their best estimate as to loan expected term, future fundings, and timing of loan repayments. These assumptions, although made with the most available information at the time of the estimate, are subjective and actual activity may not follow the estimated schedule. These assumptions impact the future balances that the loss rate will be applied to and as such impact our General CECL Allowance. As we acquire new loans and the Manager monitors loan and sponsor performance, these estimates may change each period. Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net” for further discussion regarding our General CECL Allowance.
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
The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. These methods require the use of key unobservable inputs, which are inherently uncertain and subjective. Our estimate of fair value is sensitive to both the valuation methodology selected and inputs used. Determining a suitable valuation method and selecting the appropriate key unobservable inputs and assumptions requires significant judgment and consideration of factors specific to the underlying collateral being assessed. Additionally, the key unobservable inputs and assumptions used may vary depending on the information available to us and market conditions as of the valuation date. As such, the fair value that we derive and use in calculating our Specific CECL Allowance, is subject to uncertainty and any actual losses, if incurred, could differ materially from our current expected credit losses. Refer to “Note 2 – Summary of Significant Accounting Policies” and “Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net” for further discussion regarding our Specific CECL Allowance.
Refer to "Note 2 - Summary of Significant Accounting Policies" our consolidated financial statements of our most recent

Annual Report on Form 10-K for the complete listing and description of our significant accounting policies.
Results of Operations
All non-USD denominated assets and liabilities are translated to USD at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.
Loan Portfolio Overview
The following table sets forth certain information regarding our loan portfolio as of March 31, 2023 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$7,879,205	8.0%	8.7%	$5,332,603	6.3%	$2,546,602
Subordinate loans and other lending assets, net	592,863	6.3%	6.8%	—	—	592,863
Total/Weighted-Average	$8,472,068	7.9%	8.6%	$5,332,603	6.3%	$3,139,465
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of March 31, 2023 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $15.8 million.
(4)    Cost of funds includes weighted average spread and applicable benchmark rates as of March 31, 2023 on secured debt arrangements.
(5)    Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of March 31, 2023 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Hotel	3	10/2019	$340	$27		Y	08/2024	Various, Spain
2	Hotel	3	11/2021	217	15		Y	11/2026	Various, UK/Ireland
3	Hotel	3	05/2022	179	25		Y	06/2027	Napa Valley, CA
4	Hotel	3	11/2021	162	3			12/2026	St. Thomas, USVI
5	Hotel	3	07/2021	160	19			08/2026	Various, US
6	Hotel	3	09/2015	146				06/2024	Manhattan, NY
7	Hotel	3	04/2018	142				04/2024	Honolulu, HI
8	Hotel	2	08/2019	130				08/2024	Puglia, Italy
9	Hotel	3	10/2021	100				11/2026	New Orleans, LA
10	Hotel	3	06/2022	99				06/2025	Rome, Italy
11	Hotel	3	11/2018	90				12/2023	Vail, CO
12	Hotel	3	12/2019	60				01/2025	Tucson, AZ
13	Hotel	3	05/2019	52				06/2024	Chicago, IL
14	Hotel	2	12/2015	42				08/2024	St. Thomas, USVI
15	Hotel	3	02/2018	27				11/2024	Pittsburgh, PA
16	Office	3	03/2022	230	36		Y	04/2027	Manhattan, NY
17	Office	3	06/2019	207	9			08/2026	Berlin, Germany
18	Office	3	02/2020	200				02/2025	London, UK
19	Office	3	01/2020	192	58		Y	03/2028	Long Island City, NY
20	Office	3	02/2022	178	389	Y		02/2027	London, UK
21	Office	3	02/2022	159				06/2025	Milan, Italy
22	Office	3	11/2022	99				01/2025	Chicago, IL
23	Office	4	03/2018	83			Y	07/2023	Chicago, IL
24	Retail	3	04/2022	462	37			04/2027	Various, UK
25	Retail	3	10/2021	400				10/2026	Various, UK
26	Retail	3	08/2019	250			Y	09/2025	Manhattan, NY

27	Retail	3	05/2022	139				06/2027	Various, US
28	Retail(2)	5	11/2014	99				09/2023	Cincinnati, OH
29	Residential(1)	3	08/2022	250				09/2024	Manhattan, NY
30	Residential	3	12/2021	217	16			12/2026	Various, UK
31	Residential	3	03/2023	172				03/2026	Various, US
32	Residential(5)	3	12/2018	136			Y	09/2023	Manhattan, NY
33	Residential	3	05/2022	89	4			06/2027	Manhattan, NY
34	Residential	3	05/2021	82			Y	05/2026	Cleveland, OH
35	Residential	3	12/2021	77	15			01/2027	Manhattan, NY
36	Residential	3	12/2019	56	7		Y	11/2025	Boston, MA
37	Residential	3	12/2021	28			Y	01/2026	Hallandale Beach, FL
38	Mixed Use	3	12/2019	294	97	Y	Y	06/2025	London, UK
39	Mixed Use	3	03/2022	140	36		Y	03/2027	Brooklyn, NY
40	Mixed Use	3	06/2022	93	40	Y	Y	06/2026	London, UK
41	Mixed Use	3	12/2019	43				09/2023	London, UK
42	Healthcare	3	03/2022	369				03/2027	Various, MA
43	Healthcare	3	10/2019	156				10/2024	Various, UK
44	Parking Garages	3	05/2021	270	5			05/2026	Various, US
45	Industrial	3	03/2021	247				05/2026	Various, Sweden
46	Portfolio(3)	3	06/2021	221	22			06/2026	Various, Germany
47	Caravan Parks	3	02/2021	203				02/2028	Various, UK
48	Urban Predevelopment	3	12/2022	119	13			01/2026	Miami, FL
	General CECL Allowance			(27)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.0		$7,879	$873			2.9 Years

Subordinate Loan and Other Lending Assets Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(1)	3	05/2020	$284			Y	09/2024	Manhattan, NY
2	Residential(1)	3	06/2015	194			Y	09/2024	Manhattan, NY
3	Residential(1)(2)	5	11/2017	15			Y	09/2024	Manhattan, NY
4	Healthcare(4)	3	07/2019	51			Y	06/2024	Various, US
5	Hotel	2	06/2015	24				07/2025	Phoenix, AZ
6	Hotel	4	06/2018	20				06/2023	Las Vegas, NV
7	Office	4	08/2017	8				09/2024	Troy, MI
	General CECL Allowance			(3)
	Subtotal / Weighted-Average Subordinate Loans and Other Lending Assets	3.1		$593	$—			1.4 Years

	Total / Weighted-Average Loan Portfolio	3.0		$8,472	$873			2.8 Years
———————
(1)Loans are secured by the same property.
(2)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(3)Includes portfolio of office, industrial, and retail property types.
(4)Single Asset, Single Borrower CMBS.
(5)Loan matured in January 2023. Extension to September 2023 is approved and in the process of execution..

Our average asset and debt balances for the three months ended March 31, 2023 were ($ in thousands):

	Average month-end balances for the three months ended March 31, 2023
Description	Assets	Related debt
Commercial mortgage loans, net	$8,106,527	$5,305,778
Subordinate loans and other lending assets, net	648,667	—

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
Investment Activity
During the three months ended March 31, 2023, we committed $181.9 million of capital to loans ($181.0 million was funded at closing), including $174.0 million in connection with the refinancing of two floating rate first mortgages. In addition, during the three months ended March 31, 2023, we funded $113.8 million for loans closed prior to 2023 and received $0.5 billion in repayments, including $139.8 million from loan sales.
Net Income Available to Common Stockholders
For the three months ended March 31, 2023 and 2022, our net income available to common stockholders was $45.8 million, or $0.32 per diluted share of common stock, and $12.2 million, or $0.08 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Three months ended		Q1'23 vs. Q4'22
	March 31, 2023	December 31, 2022
Net interest income:
Interest income from commercial mortgage loans	$166,147	$151,882	$14,265
Interest income from subordinate loans and other lending assets	9,707	11,871	(2,164)
Interest expense	(104,868)	(94,582)	(10,286)
Net interest income	70,986	69,171	1,815
Operations related to real estate owned:
Revenue from real estate owned operations	16,131	19,964	(3,833)
Operating expenses related to real estate owned	(14,006)	(16,274)	2,268
Depreciation and amortization on real estate owned	(3,986)	—	(3,986)
Net income (loss) related to real estate owned	(1,861)	3,690	(5,551)
Operating expenses:
General and administrative expenses	(7,015)	(8,161)	1,146
Management fees to related party	(9,517)	(9,714)	197
Total operating expenses	(16,532)	(17,875)	1,343
Other income	732	2,142	(1,410)
Net realized loss on investments	(4,624)	(24,894)	20,270
Realized gain on extinguishment of debt	213	—	213
Increase in Specific CECL Allowance, net	—	(14,500)	14,500
Increase in General CECL Allowance, net	(4,390)	(5,774)	1,384
Loss on foreign currency forward contracts	(14,135)	(110,246)	96,111
Foreign currency translation gain	18,634	93,740	(75,106)
Gain (loss) on interest rate hedging instruments	(107)	560	(667)
Net income	$48,916	$(3,986)	$52,902

Net Interest Income
Net interest income increased by $1.8 million during the three months ended March 31, 2023 compared to the three months ended December 31, 2022. The increase in interest income was primarily attributable to higher average index rates during the three months ended March 31, 2023. This increase was partially offset by a decrease in interest income on our subordinate loans and other lending assets, as we continue to migrate our portfolio to senior loans. Interest expense increased during three months ended March 31, 2023 compared to the three months ended December 31, 2022, due to higher average index rates in the current period.
Operations Related to Real Estate
For both the three months ended March 31, 2023 and three months ended December 31, 2022, we recognized net income (loss) from operations related real estate owned on a full-service luxury hotel in Washington D.C. Refer to "Note 5 - Real Estate Owned" for further detail.
For the three months ended March 31, 2023 we recorded a net loss from operations related to real estate owned of $1.9 million, compared to $3.7 million of net income from operations related to real estate for the three months ended December 31, 2022. The decrease is primarily driven by an increase in depreciation expense and lower revenue from the hotel's operations, partially offset by lower operating expenses in relation to hotel operations. The increase in depreciation expense was attributable to $4.0 million of depreciation expense recorded during three months ended March 31, 2023, in connection with the reclassification of the hotel from real estate owned, held for sale to real estate owned, held for investment, net. On the date of reclassification, March 1, 2023, depreciation expense resumed and we recorded "catch-up" depreciation for the period in which the hotel was held for sale. Additionally, the lower revenue was primarily attributable to seasonally low hotel occupancy levels during the first three months of the year, which was partially offset by lesser operating expenses. No depreciation was recorded during the three months ended December 31, 2022, as the hotel was classified as held for sale during that time.
Refer to "Note 5 - Real Estate Owned" for full discussion of the reclassification and operations related to real estate owned.

Operating Expenses
General and administrative expenses
General and administrative expenses decreased by $1.1 million for the three months ended March 31, 2023 compared to the three months ended December 31, 2022. The decrease was primarily driven by greater reimbursements paid to the Manager during the three months ended December 31, 2022 and a $0.2 million decrease in non-cash restricted stock and RSU amortization related to shares of stock awarded under the LTIPs during the three months ended March 31, 2023.
Management fees to related party
Management fee expense remained generally the same for the three months ended March 31, 2023 compared to the three months ended December 31, 2022.
Other income
Other income decreased by $1.4 million during the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 primarily due to an increase in bank interest charged on collateral held under our derivative agreements. This was partially offset by an increase of bank interest earned on our cash balances.
Net realized loss on investments
During the three months ended March 31, 2023, we acquired legal title of the Atlanta Hotel that secured one of our first commercial mortgage loans. We recorded a realized loss of $4.8 million in connection with the acquisition. The realized loss was offset by a gain on investments of $0.2 million in connection with the sale of our entire interest in three commercial loans secured by properties in Europe and a partial interest in one commercial loan secured by property located in London, UK. Refer "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for further discussion.
During the three months ended December 31, 2022, we recorded a realized loss of $17.9 million, representing a write-off of a previously recorded Specific CECL Allowance on a first mortgage loan secured by an urban predevelopment property in Miami, FL, due to the sale of the underlying property, and $7.0 million realized loss, representing a write-off of a previously recorded Specific CECL Allowance related to a first mortgage secured by the Atlanta Hotel, as the amount was deemed unrecoverable.
Increase in Specific CECL Allowance, net
There was no change to our Specific CECL Allowance recorded during the three months ended March 31, 2023. Comparatively, during the three months ended December 31, 2022, we recorded a net increase to our Specific CECL Allowance of $14.5 million, which was primarily driven by a Specific CECL Allowance of $36.5 million recorded in relation to mezzanine loan secured by our interest in an ultra-luxury residential property in Manhattan, NY. This increase was partially offset by i) a net write-off of a $15.0 million previously recorded Specific CECL Allowance on a first mortgage loan secured by an urban predevelopment property in Miami, FL, and ii) a $7.0 million write-off of previously recorded Specific CECL Allowance related to a first mortgage loan secured by the Atlanta Hotel.
Refer "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance.
Increase in General CECL Allowance, net
Our General CECL Allowance increased by $4.4 million during the three months ended March 31, 2023 compared to an increase of $5.8 million during the three months ended December 31, 2022. The increase in General CECL Allowance recorded during the three months ended March 31, 2023 was primarily driven by an increase in our view of the remaining expected term of our loan portfolio based on current macroeconomic outlook, partially offset by the effects of portfolio seasoning and loan repayments and sales.
The $5.8 million increase in General CECL Allowance recorded during the three months ended December 31, 2022 was primarily attributable to increased allowances related to our loans secured by office properties and worsening macroeconomic outlook. The increase was partially offset by the effects of portfolio seasoning.
Refer "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Foreign currency gain and loss on derivative instruments

We use forward currency contracts to economically hedge interest and principal repayments under our loans denominated in currencies other than USD. Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended March 31, 2023 and three months ended December 31, 2022 was a net gain of $4.5 million and net loss of $16.5 million, respectively.
During the three months ended March 31, 2023, foreign exchange rates continued to rise in relation to USD, albeit at a slower pace compared to the three months ended December 31, 2022. The lesser increase in foreign exchange rates resulted in a decrease in the loss on our foreign currency forward contracts and a decrease in the gain related to foreign currency translation. Additionally, we recognized higher realized gains on foreign currency forward contracts during the three months ended March 31, 2023 compared to the three months ended December 31, 2022. The higher realized gains were attributable, along with other drivers, to the unwind of interest hedges associated with the sale of three commercial mortgage loans secured by various properties in Europe during the three months ended March 31, 2023 as discussed in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net."
Gain (loss) on interest rate hedges
In May 2019, we entered into the 2026 Term Loan. During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limits the maximum all-in coupon on the 2026 Term Loan to 3.50%. During the three months ended March 31, 2023 and three months ended December 31, 2022, the interest rate cap had a net loss of $0.1 million and a net gain of $0.6 million, inclusive of realized gains of $4.7 million and $3.7 million, respectively. The increase in realized gain quarter over quarter is attributable to the increase in the LIBOR rate over the cap strike rate. The increase in unrealized loss quarter over quarter represents the decrease in fair value of the interest rate cap as a result of nearing maturity.

Subsequent Events
Refer to "Note 20 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2023.
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
Our current debt obligations consist of $1.5 billion, at face value, of corporate debt and $5.3 billion of asset specific financings. Our corporate debt includes $775.3 million of term loan borrowings, $500.0 million of senior secured notes, and $222.9 million of convertible notes, which mature in October 2023. Our asset specific financings are generally tied to the underlying loans and we anticipate repayments of $231.9 million of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.
In addition to our debt obligations, as of March 31, 2023, we had $0.9 billion of unfunded loan commitments. We expect that approximately $499.0 million will be funded to existing borrowers in the short term.
We have various sources of liquidity that we are able to use in order to satisfy our short and long term obligations. As of March 31, 2023 we had $331.5 million of cash on hand. As of March 31, 2023 we also held approximately $881.0 million of unencumbered assets, consisting of $479.8 million of senior mortgages and $401.2 million of mezzanine loans. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings.
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

Borrowings Under Various Financing Arrangements
The table below summarizes the outstanding balances and maturities for our various financing arrangements:

	March 31, 2023		December 31, 2022
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured Credit Facilities	$3,459,824	May 2026	$3,459,226	May 2026
Barclays Private Securitization	1,872,779	February 2026	1,850,076	February 2026
Revolving Credit Facility	—	March 2026	—	N/A
Total Secured Debt Arrangements	5,332,603		5,309,302
Senior secured term loans	775,250	January 2027	777,250	January 2027
Senior secured notes	500,000	June 2029	500,000	June 2029
Convertible senior notes	222,910	October 2023	230,000	October 2023
Total borrowings	$6,830,763		$6,816,552
———————
(1)Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)Maturity dates represent weighted average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
Secured Credit Facilities
As of March 31, 2023, we had entered into secured credit facilities with eight secured credit counterparties through wholly-owned subsidiaries. Terms under various master repurchase agreements vary by secured credit facility. During the three months ended March 31, 2023, we entered into a secured credit facility with Banco Santander, S.A., New York Branch. Additionally, during the three months ended March 31, 2023 we increased our borrowing capacity on the Atlas Facility.
On February 8, 2023, in connection with the acquisition by certain subsidiaries of Atlas, which is a wholly-owned investment of a fund managed by an affiliate of the Manager, the Credit Suisse Facility was acquired by Atlas. In order to effect the assignment of the Credit Suisse Facility and related agreements, the Company and one of its subsidiaries, similar to the other sellers and guarantors party to the subject agreements in the Transaction, entered into an Omnibus Assignment, Assumption and Amendment Agreement as well as certain related agreements with Credit Suisse AG and Atlas. Refer to "Note 7 - Secured Debt Arrangements, Net" and "Note 14 - Related Party Transactions" of our Condensed Consolidated Financial Statements for further discussion regarding the transaction.
Revolving Credit Facility
During the first quarter of 2023, we entered into the $170.0 million Revolving Credit Facility administered by Bank of America, N.A. that matures in March 2026.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Condensed Consolidated Financial Statements for additional disclosure regarding our secured credit facilities.
Barclays Private Securitization
We are party to a private securitization with the Barclays Private Securitization. Commercial mortgage loans currently financed under the Barclays Securitization are denominated in GBP, EUR, SEK. As of March 31, 2023, we had £930.0 million, €485.7 million, and kr2.1 billion ($1.9 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Condensed Consolidated Financial Statements for additional disclosure regarding our Barclays Private Securitization.
Term Loans
In May 2019, we entered into the $500.0 million 2026 Term Loan in March 2021, we entered into the $300.0 million 2028 Term Loan. The outstanding Term Loans principal balance as of March 31, 2023 and December 31, 2022 was $775.3 million and $777.3 million, respectively.
Refer to "Note 8 - Senior Secured Term Loans, Net" of our Consolidated Financial Statements for additional disclosure regarding our 2026 Term Loan and 2028 Term Loan.

Senior Secured Notes
In June 2021, we issued $500.0 million of the 4.625% 2029 Notes, for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes had a carrying value of $495.0 million and $494.8 million, net of deferred financing costs of $5.0 million and $5.2 million, as of March 31, 2023 and December 31, 2022, respectively.
Refer to "Note 9 - Senior Secured Notes, Net" of our Consolidated Financial Statements for additional disclosure regarding our 2029 Notes.
Convertible Senior Notes
During the fourth quarter of 2018, we issued $230.0 million of the 5.375% 2023 Notes, for which we received $223.7 million after deducting the underwriting discount and offering expenses. On March 20, 2023, we repurchased $7.1 million aggregate principal amount of the 2023 Notes at a price of 97%. As a result of this transaction, we recorded a gain of $0.2 million within realized gain on extinguishment of debt in our March 31, 2023 condensed consolidated statement of operations. At March 31, 2023, the 2023 Notes had a carrying value of $222.5 million and an unamortized discount of $0.4 million.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2023	December 31, 2022
Debt to Equity Ratio (1)	2.8	2.8
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
At March 31, 2023, our debt-to-equity ratio was 2.8 and our portfolio was comprised of $7.9 billion of commercial mortgage loans and $0.6 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.
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
As of March 31, 2023 and December 31, 2022, we had 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share ("Series B-1 Preferred Stock") outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.
The following table details our dividend activity:

	Three months ended
Dividends declared per share of:	March 31, 2023	March 31, 2022
Common Stock	$0.35	$0.35
Series B-1 Preferred Stock	0.45	0.45
———————
Non-GAAP Financial Measures
Distributable Earnings
Distributable Earnings is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items (including depreciation and amortization related to real estate owned) included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, (v) the non-cash amortization expense related to the reclassification of a portion of the Convertible Notes to stockholders’ equity in accordance with GAAP, and (vi) provision for loan losses. Distributable Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors. For the three months ended March 31, 2023, our Distributable Earnings were $69.2 million, or $0.48 per share, as compared to $49.5 million, or $0.35 per share, for the same period in the prior year.
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
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three months ended March 31,
	2023	2022
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	155,483,979	140,353,386
Potential shares issued under conversion of the Convertible Notes	(11,189,949)	—
Unvested RSUs	—	2,571,417
Diluted shares - Distributable Earnings	144,294,030	142,924,803

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
During the three months ended March 31, 2023, we recorded a net realized loss on investments consisting of a realized loss related to the acquisition of a hotel property through a deed-in-lieu foreclosure which was partially offset by a realized gain on loan sales. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net," and "Note 5 – Real Estate Owned" for further detail. Additionally, during the three months ended March 31, 2023, we recorded a gain on extinguishment of debt of $0.2 million related to a partial repurchase of our 2023 Notes. See "Note 10 - Convertible Senior Notes, Net" for full discussion of this transaction.
We believe it is useful to our investors to present Distributable Earnings prior to net realized losses on investments and realized gain on extinguishment of debt to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to net realized loss on investments and realized gain on extinguishment of debt, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.
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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to net realized losses on investments and realized gain on extinguishment of debt ($ in thousands):

	Three months ended March 31,
	2023	2022
Net income available to common stockholders	$45,848	$12,170
Adjustments:
Equity-based compensation expense	4,358	4,698
Loss (gain) on foreign currency forwards	14,135	(22,762)
Foreign currency loss (gain), net	(18,634)	32,518
Unrealized loss (gain) on interest rate cap	4,813	(6,321)
Realized gains relating to interest income on foreign currency hedges, net	4,733	3,684
Realized gains relating to forward points on foreign currency hedges, net	5,602	6,229
Depreciation and amortization on real estate owned	3,986	704
Increase in current expected credit loss allowance, net	4,390	18,611
Realized gain on extinguishment of debt	(213)	—
Net realized loss on investments	4,624	—
Total adjustments:	27,794	37,361
Distributable Earnings prior to net realized loss on investments and realized gain on extinguishment of debt	$73,642	$49,531

Net realized loss on investments	$(4,624)	$—
Realized gain on extinguishment of debt	213
Distributable Earnings	$69,231	$49,531
Diluted Distributable Earnings per share prior to net realized loss on investments and realized gain on extinguishment of debt	$0.51	$0.35
Diluted Distributable Earnings per share of common stock	$0.48	$0.35
Weighted-average diluted shares - Distributable Earnings	144,294,030	142,924,803

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	March 31, 2023	December 31, 2022
Stockholders' Equity	$2,347,561	$2,354,504
Series B-1 Preferred Stock (Liquidation Preference)	$(169,260)	$(169,260)
Common Stockholders' Equity	$2,178,301	$2,185,244
Common Stock	141,266,039	140,595,995
Book value per share	$15.42	$15.54

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2022	$15.54
General CECL Allowance and depreciation and amortization	0.24
Book value per share at December 31, 2022 prior to General CECL Allowance	$15.78
Earnings in excess of dividends	0.16
Net realized loss on investments	(0.03)
Net loss on currency and interest rate hedges(1)	(0.08)
Other	0.01

Vesting and delivery of RSUs	(0.12)
Book value per share at March 31, 2023 prior to General CECL Allowance and depreciation and amortization	$15.72
General CECL Allowance and depreciation and amortization	(0.30)
Book value per share at March 31, 2023	$15.42
(1)Includes net unrealized loss on forward currency contracts and interest hedges, and realized gain on forward currency contracts related to principal outside impact of forward points.

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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following March 31, 2023, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)
USD	$910,327	$4,767	$0.03	$(4,746)	$(0.03)
GBP	702,427	3,512	0.02	(3,512)	(0.02)
EUR	49,727	249	—	(249)	—
SEK	342,507	1,713	0.01	(1,713)	(0.01)
Total:	$2,004,988	$10,241	$0.06	$(10,220)	$(0.06)

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Exchange Act, and the rules and regulations promulgated thereunder.
During the three months ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K.
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

Apollo Commercial Real Estate Finance, Inc.

April 26, 2023	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

April 26, 2023	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)