Form 10-Q
period 2023-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2023-07-31
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of July 28, 2023, there were 141,353,133 shares, $0.01 par value per share, of the registrant’s common stock issued and outstanding.

See notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$308,052	$222,030
Commercial mortgage loans, net(1)(3)	7,831,859	8,121,109
Subordinate loans and other lending assets, net(2)(3)	463,569	560,881
Real estate owned, held for investment, net (net of $8,342 accumulated depreciation in 2023)	478,581	302,688
Other assets	135,731	70,607
Assets related to real estate owned, held for sale	79,021	162,397
Derivative assets, net	63,546	128,640
Total Assets	$9,360,359	$9,568,352
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$5,365,427	$5,296,825
Senior secured term loans, net	761,605	763,813
Senior secured notes, net	495,238	494,844
Convertible senior notes, net	185,869	229,361
Accounts payable, accrued expenses and other liabilities(4)	165,473	227,360
Debt related to real estate owned, held for investment, net	160,928	160,294
Participations sold	—	25,130
Payable to related party	9,390	9,728
Liabilities related to real estate owned, held for sale	1,438	6,493
Total Liabilities	7,145,368	7,213,848
Commitments and Contingencies (see Note 17)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2023 and 2022 (see Note 16)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 141,343,177 and 140,595,995 shares issued and outstanding in 2023 and 2022, respectively	1,413	1,406
Additional paid-in-capital	2,718,920	2,716,907
Accumulated deficit	(505,410)	(363,877)
Total Stockholders’ Equity	2,214,991	2,354,504
Total Liabilities and Stockholders’ Equity	$9,360,359	$9,568,352
———————
(1) Includes $7,498,831 and $7,482,658 pledged as collateral under secured debt arrangements in 2023 and 2022, respectively.
(2) Includes $203,148 and $191,608 pledged as collateral under secured debt arrangements in 2023 and 2022, respectively.
(3) Net of $225,276 and $159,724 CECL Allowance in 2023 and 2022, respectively, comprised of $193,000 and $133,500 Specific CECL Allowance and $32,276 and $26,224 General CECL Allowance, respectively.
(4) Includes $4,834 and $4,347 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2023 and 2022, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net interest income:
Interest income from commercial mortgage loans	$174,124	$99,386	$340,271	$183,810
Interest income from subordinate loans and other lending assets	5,110	14,530	14,817	30,365
Interest expense	(116,278)	(56,529)	(221,146)	(101,647)
Net interest income	$62,956	$57,387	$133,942	$112,528
Revenue from real estate owned operations	29,208	18,630	45,339	27,670
Total net revenue	$92,164	$76,017	$179,281	$140,198
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,377 and $8,735 in 2023 and $4,518 and $9,216 in 2022, respectively)	$(7,471)	$(7,130)	$(14,486)	$(14,317)
Management fees to related party	(9,390)	(9,632)	(18,907)	(18,986)
Operating expenses related to real estate owned	(19,961)	(13,134)	(33,967)	(22,786)
Depreciation and amortization on real estate owned	(2,202)	—	(6,188)	(704)
Total operating expenses	$(39,024)	$(29,896)	$(73,548)	$(56,793)
Other income	$2,340	$68	$3,072	$68
Net realized loss on investments	(81,980)	—	(86,604)	—
Realized gain on extinguishment of debt	252	—	465	—
Decrease (increase) in current expected credit loss allowance, net	(61,648)	944	(66,038)	(17,667)
Foreign currency translation gain (loss)	21,557	(84,838)	40,191	(117,356)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $(20,102) and $(55,953) in 2023 and $95,053 and $113,195 in 2022, respectively)	(17,116)	105,213	(31,251)	127,975
Gain (loss) on interest rate hedging instruments (includes unrealized gains (losses) of $(4,328) and $(9,141) in 2023 and $3,443 and $9,764 in 2022, respectively)	55	3,443	(52)	9,764
Net income (loss)	$(83,400)	$70,951	$(34,484)	$86,189
Preferred dividends	(3,068)	(3,068)	(6,136)	(6,136)
Net income (loss) available to common stockholders	$(86,468)	$67,883	$(40,620)	$80,053
Net income (loss) per share of common stock:
Basic	$(0.62)	$0.48	$(0.30)	$0.56
Diluted	$(0.62)	$0.44	$(0.30)	$0.55
Basic weighted-average shares of common stock outstanding	141,341,238	140,590,843	141,207,597	140,472,771
Diluted weighted-average shares of common stock outstanding	141,341,238	171,698,185	141,207,597	169,006,042
Dividend declared per share of common stock	$0.35	$0.35	$0.70	$0.70

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2023	6,770,393	$68	140,595,995	$1,406	$2,716,907	$(363,877)	$2,354,504
Capital increase (decrease) related to Equity Incentive Plan	—	—	670,044	7	(2,352)	—	(2,345)
Net income	—	—	—	—	—	48,916	48,916
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,446)	(50,446)
Balance at March 31, 2023	6,770,393	$68	141,266,039	$1,413	$2,714,555	$(368,475)	$2,347,561
Capital increase related to Equity Incentive Plan	—	—	77,138	—	4,365	—	4,365
Net loss	—	—	—	—	—	(83,400)	(83,400)
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,467)	(50,467)
Balance at June 30, 2023	6,770,393	$68	141,343,177	$1,413	$2,718,920	$(505,410)	$2,214,991

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2022	6,770,393	$68	139,894,060	$1,399	$2,721,042	$(427,883)	$2,294,626
Adoption of ASU 2020-06(1)	—	—	—	—	(15,408)	11,992	(3,416)
Capital increase (decrease) related to Equity Incentive Plan	—	—	647,349	6	(2,280)	—	(2,274)
Net income	—	—	—	—	—	15,238	15,238
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,088)	(50,088)
Balance at March 31, 2022	6,770,393	$68	140,541,409	$1,405	$2,703,354	$(453,809)	$2,251,018
Capital increase related to Equity Incentive Plan	—	—	49,434	1	4,518	—	4,519
Net income	—	—	—	—	—	70,951	70,951
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,108)	(50,108)
Balance at June 30, 2022	6,770,393	$68	140,590,843	$1,406	$2,707,872	$(436,034)	$2,273,312

(1) Refer to "Note 10 - Convertible Senior Notes, Net" for detail.
See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the six months ended June 30,
	2023	2022
Cash flows provided by operating activities:
Net income (loss)	$(34,484)	$86,189
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium and payment-in-kind interest	(16,764)	(26,819)
Amortization of deferred financing costs	7,948	5,511
Equity-based compensation	8,735	9,216
Increase in current expected credit loss allowance, net	66,038	17,667
Foreign currency loss (gain)	(24,264)	109,491
Unrealized loss (gain) on foreign currency contracts	55,953	(113,195)
Unrealized loss (gain) on interest rate hedging instruments	9,141	(9,764)
Depreciation and amortization on real estate owned	6,188	704
Realized gain on extinguishment of debt	(465)	—
Net realized loss on investment	86,604	—
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	3,573	20,141
Other assets	(7,163)	(6,161)
Accounts payable, accrued expenses and other liabilities	(1,120)	6,605
Payable to related party	(338)	(141)
Net cash provided by operating activities	159,582	99,444
Cash flows used in investing activities:
New funding of commercial mortgage loans	(181,017)	(2,324,370)
Add-on funding of commercial mortgage loans	(181,630)	(270,974)
Increase (decrease) in collateral related to derivative contracts, net	(69,560)	117,380
Add-on funding of subordinate loans and other lending assets	(63,252)	(63,120)
Capital expenditures on real estate assets	(29,433)	(82)
Proceeds received from the repayment and sale of commercial mortgage loans	607,762	1,044,388
Proceeds received from the repayment of subordinate loans and other lending assets	21,672	129,670
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	4,940	32,732
Cash received from hotel title assumption	569	—
Net cash provided by (used in) investing activities	110,051	(1,334,376)
Cash flows provided by financing activities:
Proceeds from secured debt arrangements	323,236	2,189,701
Repayments of secured debt arrangements	(343,229)	(930,660)
Repayments of senior secured term loan principal	(4,000)	(4,000)
Repurchase of convertible notes	(43,472)	—
Payment of deferred financing costs	(6,896)	(4,639)
Payment of withholding tax on RSU delivery	(6,714)	(6,972)
Dividends on common stock	(101,089)	(100,359)
Dividends on preferred stock	(6,136)	(6,136)
Net cash provided by (used in) financing activities	(188,300)	1,136,935

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Continued)
(in thousands)

	For the six months ended June 30,
	2023	2022
Net increase in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	81,333	(97,997)
Decrease (increase) in cash classified within assets related to real estate owned, held for sale	2,705	(7,304)
Net increase (decrease) in cash and cash equivalents	84,038	(105,301)
Cash and cash equivalents, beginning of period	222,030	343,106
Effects of foreign currency translation on cash and cash equivalents	1,984	3,814
Cash and cash equivalents, end of period	$308,052	$241,619
Supplemental disclosure of cash flow information:
Interest paid	$207,604	$89,004
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$53,029	$53,176
Change in participation sold	$—	$(2,708)
Change in loan proceeds held by servicer	$52,577	$21,726
Assumption of real estate	$75,000	$—
Assumption of other assets related to real estate owned	$2,827	$—
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	$(3,396)	$—
Transfer of assets to assets related to real estate owned, held for sale	$79,021	$155,542
Transfer of assets related to real estate owned, held for sale to assets related to real estate owned held for investment, net	$151,676	$—
Transfer of assets related to real estate owned, held for sale to other assets	$4,357	$—
Transfer of subordinate loan to subordinate loan, held for sale	$—	$7,500
Transfer of liabilities to liabilities related to real estate owned, held for sale	$1,438	$7,156
Transfer of liabilities related to real estate owned, held for sale to accounts payable, accrued expenses and other liabilities	$7,163	$—
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Risks and Uncertainties
Although more normalized activities have resumed and there has been improved global economic activity due to global and domestic vaccination efforts, there are still various uncertainties around the impact coronavirus ("COVID-19") and its variants had and will continue to have on our business and the economy as a whole, including longer-term macroeconomic effects on supply chains, inflation and labor shortages. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and 2023 and have indicated the potential for further interest rate increases. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of June 30, 2023. The uncertainty over the ultimate impact of COVID-19 and its variants, supply chain disruptions and labor shortages, rising inflation and increases in interest rates on the global economy generally and our business in particular may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 "Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference London Interbank Offered Rate ("LIBOR") or other reference rates expected to be discontinued as a result of reference rate reform. In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of Sunset Date of Topic 848 ("ASU 2022-06") which deferred the sunset date to December 31, 2024. As prescribed by the optional expedients within ASU 2020-04, we have accounted for applicable modified contracts that incorporate alternative benchmarks as if they are not substantially different. We will continue to apply such expedients or exceptions related to modifications for certain of our commercial mortgage loans and debt agreements as a result of reference rate reform. The application of ASU 2020-04 has not had a material impact, nor is it expected to have a material impact, on our consolidated financial statements.
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
The fair value of our interest rate cap was determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap were based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate cap was classified as Level II in the fair value hierarchy and expired on June 15, 2023.
The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of June 30, 2023 and December 31, 2022 ($ in thousands):

	Fair Value as of June 30, 2023				Fair Value as of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$63,546	$—	$63,546	$—	$119,499	$—	$119,499
Interest rate cap asset	—	—	—	—	—	9,141	—	9,141
Total financial instruments	$—	$63,546	$—	$63,546	$—	$128,640	$—	$128,640

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

On March 31, 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approach. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. No impairments have been recorded as of June 30, 2023.

On August 3, 2022, we acquired legal title of a multifamily development property located in downtown Brooklyn, NY ("Brooklyn Development") through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be

$270.1 million, based on the market value of the land at the time of acquisition. No impairments have been recorded as of June 30, 2023 or December 31, 2022.
On May 24, 2021, we acquired legal title to a full-service luxury hotel in Washington D.C. ("D.C. Hotel") through a deed-in-lieu of foreclosure, which is classified as real estate owned on our consolidated balance sheets. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan. We repaid the mortgage loan at par and hold the property unlevered. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments have been recorded as of June 30, 2023 or December 31, 2022.
Refer to "Note 5 – Real Estate Owned" for additional discussions.
Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at June 30, 2023 and December 31, 2022 ($ in thousands):

Loan Type	June 30, 2023	December 31, 2022
Commercial mortgage loans, net(1)	$7,831,859	$8,121,109
Subordinate loans and other lending assets, net	463,569	560,881
Carrying value, net	$8,295,428	$8,681,990
  ———————
(1)Includes $124.7 million and $138.3 million in 2023 and 2022, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 99% and 98% floating rate loans, based on amortized cost, as of June 30, 2023 and December 31, 2022, respectively.
Activity relating to our loan portfolio for the six months ended June 30, 2023 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific CECL Allowance	Carrying Value, Net
December 31, 2022	$8,892,767	$(51,053)	$(133,500)	$8,708,214
New funding of loans	181,017	—	—	181,017
Add-on loan fundings(2)	244,881	—	—	244,881
Loan repayments and sales	(734,647)	—	—	(734,647)
Gain (loss) on foreign currency translation	137,421	(737)	—	136,684
Increase in Specific CECL Allowance, net	—	—	(59,500)	(59,500)
Net realized loss on investment	(87,367)	763	—	(86,604)
Transfer to real estate owned	(75,000)	—	—	(75,000)
Deferred fees and other items	—	(4,940)	—	(4,940)
Payment-in-kind interest and amortization of fees	—	17,599	—	17,599
June 30, 2023	$8,559,072	$(38,368)	$(193,000)	$8,327,704
General CECL Allowance(3)				(32,276)
Carrying value, net				$8,295,428
———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, deferred origination expenses, and the activity of unconsolidated joint ventures.
(2)Represents fundings committed prior to 2023.
(3)$4.8 million of the General CECL Allowance, as defined in this Form 10-Q, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	June 30, 2023	December 31, 2022
Number of loans	53	61
Principal balance	$8,559,072	$8,892,767
Carrying value, net	$8,295,428	$8,681,990
Unfunded loan commitments(1)	$779,958	$1,041,654
Weighted-average cash coupon(2)	8.1%	7.2%
Weighted-average remaining fully-extended term(3)	2.6 years	2.8 years
Weighted-average expected term(4)	1.9 years	1.7 years
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
(4)Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated 5 loans.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2023		December 31, 2022
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Hotel	$1,938,822	23.3%	$2,117,079	24.3%
Office	1,524,162	18.3	1,671,006	19.2
Retail	1,414,041	17.0	1,364,752	15.7
Residential	1,405,857	16.9	1,537,541	17.7
Mixed Use	638,577	7.7	559,809	6.4
Healthcare	569,557	6.8	575,144	6.6
Industrial	288,093	3.4	296,860	3.4
Other(2)	548,595	6.6	586,023	6.7
Total	$8,327,704	100.0%	$8,708,214	100.0%
General CECL Allowance(3)	(32,276)		(26,224)
Carrying value, net	$8,295,428		$8,681,990
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other property types include parking garages (2.6%), caravan parks (2.5%) and urban predevelopment (1.5%) in 2023, and parking garages (3.1%), caravan parks (2.3%) and urban predevelopment (1.3%) in 2022.
(3)$4.8 million and $4.3 million of the General CECL Allowance for 2023 and 2022, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2023		December 31, 2022
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,560,347	30.7%	$2,470,532	28.4%
New York City	1,846,163	22.2	2,049,493	23.5
Other Europe(2)	1,438,559	17.3	1,542,462	17.7

West	599,460	7.2	584,247	6.7
Southeast	556,861	6.7	642,542	7.4
Midwest	549,837	6.6	592,756	6.8
Other(3)	776,477	9.3	826,182	9.5
Total	$8,327,704	100.0%	$8,708,214	100.0%
General CECL Allowance(4)	(32,276)		(26,224)
Carrying value, net	$8,295,428		$8,681,990
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other Europe includes Germany (5.1%), Italy (4.7%), Spain (4.1%), Sweden (2.9%) and Ireland (0.5%) in 2023 and Italy (5.4%), Germany (4.9%), Spain (3.8%), Sweden (2.8%) and Ireland (0.7%) in 2022.
(3)Other includes Northeast (5.5%), Southwest (1.8%), Mid-Atlantic (1.2%) and Other (0.8%) in 2023 and Northeast (5.5%), Southwest (2.3%), Mid-Atlantic (1.4%) and Other (0.3%) in 2022.
(4)$4.8 million and $4.3 million of the General CECL Allowance for 2023 and 2022, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of June 30, 2023 and December 31, 2022, respectively ($ in thousands):

June 30, 2023
				Amortized Cost by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	3	196,423	2.4%	—	—	—	—	130,615	65,808
3	46	7,772,551	93.3%	171,275	2,658,288	2,341,120	404,609	1,483,574	713,685
4	2	90,612	1.1%	—	—	—	—	—	90,612
5	2	268,118	3.2%	—	—	—	169,881	—	98,237
Total	53	$8,327,704	100.0%	$171,275	$2,658,288	$2,341,120	$574,490	$1,614,189	$968,342
General CECL Allowance(1)		(32,276)
Total carrying value, net		$8,295,428

Weighted Average Risk Rating		3.1
Gross write-offs		$81,890		$—	$—	$—	$—	$—	$81,890

December 31, 2022
				Amortized Cost by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2022	2021	2020	2019	2017	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	2	65,943	0.8%	—	—	—	—	—	65,943
3	54	8,401,925	96.5%	2,575,455	2,462,499	687,329	1,637,050	479,769	559,823
4	2	27,451	0.3%	—	—	—	—	19,951	7,500
5	3	212,895	2.4%	—	—	—	—	—	212,895
Total	61	$8,708,214	100.0%	$2,575,455	$2,462,499	$687,329	$1,637,050	$499,720	$846,161
General CECL Allowance(1)		(26,224)
Total carrying value, net		$8,681,990

Weighted Average Risk Rating		3.0
Gross write-offs		$7,000		$—	$—	$—	$—	$—	$7,000
———————
(1)$4.8 million and $4.3 million of the General CECL Allowance for 2023 and 2022, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.
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
The following schedule illustrates changes in CECL Allowances for the six months ended June 30, 2023 ($ in thousands):

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(1)
		Funded	Unfunded	Total		General	Total
December 31, 2022	$133,500	$26,224	$4,347	$30,571	$164,071	0.36%	1.86%
Changes:
Q1 Allowances(2)	—	4,043	348	4,391	$4,391
March 31, 2023	$133,500	$30,267	$4,695	$34,962	$168,462	0.42%	1.95%
Changes:
Q2 Allowances(3)	141,480	2,009	139	2,148	143,628
Q2 Write-offs(4)	(81,980)	—	—	—	(81,980)
June 30, 2023	$193,000	$32,276	$4,834	$37,110	$230,110	0.46%	2.70%
———————
(1)Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.
(2)During the three months ended March 31, 2023, our General CECL Allowance increased by $4.4 million primarily due to an increase in our view of the remaining expected term of our loan portfolio. This increase was partially offset by the impact of portfolio seasoning and loan repayments and sales.
(3)During the three months ended June 30, 2023, our General CECL Allowance increased by $2.1 million primarily due to a more adverse macroeconomic outlook and an increase in our view of the remaining expected term of certain of our loans. This increase was partially offset by the impact of portfolio seasoning. Additionally, during the three months ended June 30, 2023, we recorded an increase of $141.5 million to our Specific CECL Allowance. The increase was related to two mezzanine loans secured by the same ultra-luxury property. Refer to discussion below.

(4)As of June 30, 2023, $82.0 million related to the most junior mezzanine loan secured by the ultra-luxury residential property was deemed unrecoverable. Accordingly, $82.0 million of previously recorded Specific CECL was written-off and recorded as a realized loss within net realized loss on investments in our June 30, 2023 condensed consolidated statement of operations. Refer to "Specific CECL Allowance" section below for further detail.

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(1)
		Funded	Unfunded	Total		General	Total
December 31, 2021	$145,000	$33,588	$3,106	$36,694	$181,694	0.49%	2.26%
Changes:
Q1 Allowances (Reversals)(2)	30,000	(12,211)	822	(11,389)	18,611
March 31, 2022	$175,000	$21,377	$3,928	$25,305	$200,305	0.32%	2.34%
Changes:
Q2 Allowances (Reversals)(3)	(3,000)	1,985	71	2,056	(944)
June 30, 2022	$172,000	$23,362	$3,999	$27,361	$199,361	0.33%	2.18%
———————
(1)Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.
(2)During the three months ended March 31, 2022, a $30.0 million Specific CECL Allowance was recorded on a subordinate loan secured by an ultra luxury residential property in Manhattan, NY. During the three months ended March 31, 2022, the General CECL Allowance decreased by $11.4 million primarily due to changes in expected loan repayment dates, as well as portfolio seasoning, which was partially offset by new loan originations.
(3)During the three months ended June 30, 2022, the $3.0 million net reversal of Specific CECL Allowance was comprised of (i) the reversal of $10.0 million of previously recorded allowance on a loan related to a multifamily development in Brooklyn, NY as a result of market rent growth and value created from development activities and (ii) a $7.0 million allowance recorded on a loan secured by a hotel in Atlanta, GA due to slower than expected recovery from COVID-19. General CECL Allowance increased by $2.1 million due to new loan originations and more adverse macroeconomic outlook, which was partially offset by portfolio seasoning.

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

We derived an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the second quarter of 2023 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period. At the onset of the COVID-19 pandemic, we adopted a shortened four quarter forecast period in response to heightened macroeconomic uncertainty brought by the pandemic. With the effects of the pandemic gradually easing in response to global and domestic vaccination efforts and other public safety measures, we reverted to a longer forecast period of six quarters effective December 31, 2022 and further extended to eight quarters effective March 31, 2023. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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
We have made an accounting policy election to exclude accrued interest receivable ($71.6 million and $65.4 million as of June 30, 2023 and December 31, 2022, respectively), included in other assets on our condensed consolidated balance sheets, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner.
Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.
The following schedule sets forth our General CECL Allowance as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023	December 31, 2022
Commercial mortgage loans, net	$30,793	$22,848
Subordinate loans and other lending assets, net	1,483	3,376
Unfunded commitments(1)	4,834	4,347
Total General CECL Allowance	$37,110	$30,571
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
The following table summarizes our risk rated 5 loans as of June 30, 2023, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk rating
Mortgage
	Retail(1)(2)	Cincinnati, OH	$165,237	$67,000	$98,237	Non-Accrual/ 10/1/2019	5
Mortgage total:			$165,237	$67,000	$98,237

Mezzanine
	Residential(3)	Manhattan, NY	$295,881	$126,000	$169,881	Non-Accrual/ 7/1/2021	5
Mezzanine total:			$295,881	$126,000	$169,881
Total:			$461,118	$193,000	$268,118
———————
(1)The fair value of retail collateral was determined by applying a capitalization rate of 8.5%.

(2)In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of the venture’s equity and we contributed 90%. The entity was deemed to be a Variable Interest Entity (a "VIE") and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. During the three and six months ended June 30, 2023 and 2022, $0.7 million and $1.3 million, respectively and $0.3 million and $0.6 million, respectively, of interest paid was applied towards reducing the carrying value of the loan. The related profit and loss from the joint venture was immaterial for the three and six months ended June 30, 2023 and 2022. During the three months ended June 30, 2023, the loan's maturity was extended from September 2023 to September 2024.
(3)The fair value of the residential collateral was determined by making certain projections and assumptions with respect to future performance and a discount rate of 10%.
We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis for loans on non-accrual was $711.6 million and $468.0 million as of June 30, 2023 and December 31, 2022, respectively. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. For the three and six months ended June 30, 2023, we received $0.7 million and $1.3 million, respectively, in interest that reduced amortized cost under the cost recovery method compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the amortized cost basis for loans with accrued interest past due 90 or more days was $268.1 million and $581.3 million, respectively. As of June 30, 2023 and December 31, 2022, there were no loans with accrued interest between 30 and 89 days past due, respectively.
During the third quarter of 2022, we refinanced three of our mezzanine loans (a senior mezzanine loan (“Senior Mezzanine Loan”) and two junior mezzanine loans (“Junior Mezzanine A Loan” and “Junior Mezzanine B Loan” collectively referred to as “Junior Mezzanine Loan”)), and originated a commercial mortgage loan (“Senior Loan”) as part of an overall recapitalization. All of the loans are secured by an ultra-luxury residential property in Manhattan, NY.
In refinancing the Senior Mezzanine Loan and Junior Mezzanine Loan, we modified the loan terms with the borrower by modifying the interest rates from LIBOR+15.7% to the Secured Overnight Financing Rate ("SOFR")+9.0% on the Senior Mezzanine Loan, from LIBOR+22.5% to SOFR+15.0% on the Junior Mezzanine A Loan, and from LIBOR+17.5% to SOFR+15.0% on the Junior Mezzanine B Loan. We also extended the term on all three loans from July 2022 to September 2024, including a one-year extension. Based on our analysis under ASC 310-20 “Receivables – Nonrefundable Fees and Other Costs” (“ASC 310-20”), we have deemed this refinance to be a continuation of our existing loans. Additionally, we opted to cease accruing interest on the Junior Mezzanine A Loan and Junior Mezzanine B Loan as of July 1, 2021 based on a waterfall sharing arrangement with a subordinate capital provider, and have continued to not accrue interest on the Junior Mezzanine Loan following this refinancing.
In accordance with ASC 326, "Financial Instruments – Credit Losses" and adoption of ASU 2022-02 "Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures", we have classified the refinancing of the Senior Mezzanine Loan and Junior Mezzanine Loan as an interest rate reduction and term extension. The modified loan terms as discussed above have been reflected in our calculation of CECL for the quarter ended June 30, 2023. Refer to "CECL" section above for additional information regarding our calculation of CECL Allowance.
As of June 30, 2023 the aggregate amortized cost of the Senior Mezzanine Loan and Junior Mezzanine A Loan totaled $373.0 million (net of $126.0 million Specific CECL Allowance and inclusive of $36.1 million of payment- in-kind interest), or 4.5% of our aggregate commercial mortgage loans and subordinate loans and other lending assets by amortized cost. The Junior Mezzanine B Loan was fully written off as of June 30, 2023, as discussed below.
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
During the quarter ended June 30, 2023, property sales continued to trail behind the borrower's business plan. Accordingly, as of May 1, 2023, we ceased accruing interest on the Senior Loan and the Senior Mezzanine Loan. Additionally, during the quarter ended June 30, 2023, we recorded a $126.0 million Specific CECL Allowance on the Junior Mezzanine A Loan and downgraded its risk rating to a 5. We also increased the previously recorded Specific CECL Allowance on the Junior Mezzanine B Loan by $15.5 million during the three months ended June 30, 2023. As of June 30, 2023, we deemed the $82.0 million Junior Mezzanine B Loan to be unrecoverable. Accordingly, we wrote off the Junior Mezzanine B's total Specific CECL Allowance of $82.0 million and recorded a realized loss of $82.0 million within net realized loss on investments in our June 30, 2023 condensed consolidated statement of operations.

In March 2017, we originated a first mortgage secured by a hotel in Atlanta, GA. As of May 1, 2022, due to slower than expected recovery from the COVID-19 pandemic, we deemed the borrower to be experiencing financial difficulty and ceased accruing interest. During the second quarter of 2022, we recorded a $7.0 million Specific CECL Allowance. Additionally, during 2022, we modified the loan to provide two short term extensions to the borrower. During the fourth quarter of 2022, the loan went into maturity default, at which time we were in discussions with the sponsor regarding consensual foreclosure. In anticipation of the foreclosure, we wrote off the previously recorded Specific CECL Allowance, and recorded a $7.0 million realized loss on the loan within realized gain (loss) on investments within our consolidated statement of operations during the first quarter of 2023. On March 31, 2023, we acquired legal title of the underlying hotel through a deed-in-lieu foreclosure and recognized an additional $4.8 million loss within net realized loss on investments on our condensed consolidated statement of operations. The realized loss represents the difference between the original loan's amortized cost and the fair value of the net real estate assets acquired at the time of foreclosure. Refer to "Note 5 - Real Estate Owned" for additional disclosure.

As of June 30, 2023 there were no unfunded commitments related to borrowers experiencing financial difficulty. As of December 31, 2022, there were $9.5 million of unfunded commitments related to borrowers experiencing financial difficulty.

Other Loan and Lending Assets Activity
We recognized no payment-in-kind interest for the three and six months ended June 30, 2023 and $4.5 million and $5.7 million for the three and six months ended June 30, 2022, respectively.
We recognized $0.2 million of pre-payment penalties and accelerated fees for both the three and six months ended June 30, 2023 and $0.3 million and $2.4 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023 and December 31, 2022, our portfolio included other lending assets, which are subordinate risk retention interests in securitization vehicles. The underlying mortgages related to our subordinate risk retention interest is secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from the subordinate risk retention interest is limited to the book value of such interests. The book value as of both June 30, 2023 and December 31, 2022 was $41.2 million and $51.1 million, consisting of one interest with a weighted average maturity of 1.0 years and 1.4 years, respectively. We are not obligated to provide, and do not intend to provide financial support to these subordinate risk retention interests. These interests are accounted for as held-to-maturity and recorded at carrying value on our condensed consolidated balance sheets.
During the first quarter of 2023, we received £72.2 million ($88.4 million assuming conversion into U.S. Dollars ("USD")) full repayment of one of our commercial mortgage loans secured by an office property in London, UK, including all default interest accrued to date, which was approximately $0.7 million. In conjunction with the repayment, we are no longer recording the previously sold subordinate interest as a secured borrowing on our consolidated balance sheet, which had an amortized cost basis of £20.8 million ($25.1 million assuming conversion into USD). Refer to "Note 12 – Participations Sold" for additional detail related to the subordinate interest.
Loan Sales
From time to time, we may enter into sale transactions with other parties. All sale transactions are evaluated in accordance with ASC 860, "Transfers and Servicing" ("ASC 860").
During the first quarter of 2023, we sold our entire interests in three commercial mortgage loans secured by various properties in Europe, with aggregate commitments of €205.7 million ($219.0 million assuming conversion into USD, of which €115.0 million or $122.4 million assuming conversion into USD, was funded at the time of sale). Additionally, we sold a partial interest of £15.0 million ($18.2 million assuming conversion into USD) in a commercial mortgage loan secured by a mixed-use property located in London, UK. These sales were made to entities managed by affiliates of the Manager. We evaluated the transaction under ASC 860 and determined the sale of our entire interests and the sale of the partial interest met the criteria for sale accounting. We recorded a net gain of approximately $0.2 million in connection with these sales during the first quarter of 2023 within net realized loss on investments in condensed consolidated statement of operations.
Note 5 – Real Estate Owned
Real Estate Owned, Held for Investment
As of June 30, 2023, assets and liabilities related to real estate owned, held for investment consisted of two properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., and the Brooklyn Development, a multifamily development property located in downtown Brooklyn, NY.
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
As of June 30, 2023 and December 31, 2022, the value of net real estate assets related to the D.C. Hotel was $154.0 million and $155.9 million, respectively. For the three and six months ended June 30, 2023, we recorded net income from hotel operations of $5.7 million and $3.8 million, respectively. For the three and six months ended June 30, 2022, we recorded net income from hotel operations of $5.5 million and $4.2 million, respectively.
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
On August 3, 2022, we acquired legal title of the property through a deed-in-lieu of foreclosure and accounted for the asset acquisition in accordance with ASC 805. At that time, our amortized cost basis in the commercial mortgage loan was $226.5 million. We recorded the real estate assumed at a fair value of $270.1 million based on the market value of the land. We recognized a realized gain of $43.6 million, recorded within realized gain (loss) on investments on our consolidated statement of operations, which reflects the difference between the fair value of the property and the carrying value of the loan at the time of acquisition. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs, including comparable sales of similar properties in the market. During the three and six months ended June 30, 2023, we capitalized construction and financing costs of $15.2 million and $29.1 million, respectively. As of June 30, 2023 and December 31, 2022, our cost basis in the property was $331.8 million and $302.7 million, respectively.
Upon taking title, we concurrently contributed the property to a joint venture with a third-party real estate developer. The entity was deemed to be a VIE, of which we were determined to be the primary beneficiary. Through our wholly owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement. Concurrently with taking title to the property, we obtained $164.8 million in construction financing on the property. As of June 30, 2023 and December 31, 2022, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheets was $160.9 million, net of $3.9 million in deferred financing costs and $160.3 million, net of $4.5 million in deferred financing costs, respectively.
The construction financing includes a maximum commitment of $388.4 million, an interest rate of term one-month SOFR+2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $100.0 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both June 30, 2023 and December 31, 2022, we were in compliance with these covenants.
Real Estate Owned, Held for Sale
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
On March 31, 2023, we acquired legal title of the Atlanta Hotel through a deed-in-lieu foreclosure and determined the fair value of net real estate assets to be $75.0 million in accordance with ASC 820 "Fair Value Measurements and Disclosures." The fair value of the real estate owned is categorized within Level III of the fair value hierarchy set forth by ASC 820 and includes the use of significant unobservable inputs. See "Note 3 - Fair Value Disclosure" for discussion of our non-recurring fair value measurements. Additionally, we recognized a realized loss of $4.8 million, recorded within net realized loss on investments on our condensed consolidated statement of operations. The realized loss represents the difference between the original loan's amortized cost and the fair value of the net assets acquired.
During the three months ended June 30, 2023, we received an unsolicited offer from a third party to purchase the Atlanta Hotel. We expect the sale to occur in the second half of the year ending December 31, 2023, after a diligence period. As of June 30, 2023, the hotel's assets and liabilities met the criteria to be classified as held for sale under ASC Topic 360, "Property, Plant, and Equipment." As of June 30, 2023, we ceased recording depreciation on the building and furniture, fixtures, and equipment on the condensed consolidated statement of operations. In accordance with ASC Topic 360, "Property, Plant, and Equipment", we have reclassified assets and liabilities from their respective condensed consolidated balance sheet line items to Assets related to real estate owned, held for sale and Liabilities related to real estate owned, held for sale.
As of June 30, 2023, the value of net real estate assets related to the Atlanta Hotel was $77.6 million. For the three and six months ended June 30, 2023 we recorded net income from the hotel's operations of $1.4 million.
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	June 30, 2023	December 31, 2022
Interest receivable	$71,569	$65,383
Loan proceeds held by servicer	55,948	3,371
Other(1)	8,214	1,853
Total	$135,731	$70,607

———————
(1)Includes $6.6 million of other assets from real estate owned as of June 30, 2023. Refer to "Note 5 – Real Estate Owned" for additional information.
Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility. During the six months ended June 30, 2023, we entered into three new secured debt arrangements, including credit facilities with Banco Santander, S.A., New York Branch and Churchill MRA Funding I LLC, and a revolving credit facility administered by Bank of America, N.A. ("Revolving Credit Facility") which provided a combined $600.0 million of additional capacity, and upsized the

Atlas Facility, as defined in this Form 10-Q, by $83.3 million.

Our borrowings under secured debt arrangements at June 30, 2023 and December 31, 2022 are detailed in the following table ($ in thousands):

	June 30, 2023			December 31, 2022
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)(4)	$1,482,622	$1,185,964	September 2026	$1,532,722	$1,306,320	September 2026
JPMorgan Facility - GBP(3)(4)	17,378	17,378	September 2026	67,278	67,278	September 2026
Deutsche Bank Facility - USD(3)	700,000	335,296	March 2026	700,000	385,818	March 2026
Atlas Facility - USD(5)	695,339	677,372	April 2027(6)(7)	635,653	632,747	August 2026(6)(7)
HSBC Facility - GBP	383,122	383,122	April 2025	364,423	364,423	April 2025
HSBC Facility - EUR	278,087	278,087	January 2026(7)	272,890	272,890	January 2026
Goldman Sachs Facility - USD	300,000	23,693	November 2025(8)	300,000	70,249	November 2025(8)
Barclays Facility - USD	200,000	111,909	June 2027(6)	200,000	111,909	June 2027
MUFG Securities Facility - GBP	204,240	204,240	June 2025(6)	194,272	194,272	June 2025
Churchill Facility - USD	130,000	129,129	March 2026	—	—	N/A
Santander Facility - USD	300,000	75,000	February 2026(6)	—	—	N/A
Santander Facility - EUR	58,909	54,897	August 2024	57,807	53,320	August 2024
Total Secured Credit Facilities	4,749,697	3,476,087		4,325,045	3,459,226
Barclays Private Securitization - GBP, EUR, SEK	1,903,187	1,903,187	February 2026(7)	1,850,076	1,850,076	February 2026(7)
Revolving Credit Facility - USD(9)	170,000	—	March 2026	—	—	N/A
Total Secured Debt Arrangements	6,822,884	5,379,274		6,175,121	5,309,302
Less: deferred financing costs	N/A	(13,847)		N/A	(12,477)
Total Secured Debt Arrangements, net(10)(11)(12)	$6,822,884	$5,365,427		$6,175,121	$5,296,825
———————
(1)As of June 30, 2023, British Pound Sterling("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.27, 1.09, and 0.09, respectively. As of December 31, 2022, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.21, 1.07 and 0.10, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)The JPMorgan Facility and Deutsche Bank Facility enable us to elect to receive advances in USD, GBP, or EUR.
(4)The JPMorgan Facility allows for $1.5 billion of maximum borrowings in total as of June 30, 2023. The JPMorgan Facility was temporarily upsized from $1.5 billion to $1.6 billion during August 2022 and the maximum borrowings decreased to $1.5 billion as of January 2023.
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
(10)Weighted-average borrowing costs as of June 30, 2023 and December 31, 2022 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.45% / GBP: +1.99% / EUR: +1.65% / SEK: +1.50% and USD: +2.28% / GBP: +2.02% / EUR: +1.54%/ SEK: +1.50%, respectively.
(11)Weighted average advance rates based on cost as of June 30, 2023 and December 31, 2022 were 69.3% (65.5% (USD) / 73.2% (GBP) / 71.2% (EUR) / 80.5% (SEK)) and 68.8% (63.9% (USD) / 74.0% (GBP) / 72.1% (EUR) / 80.5% (SEK)), respectively.
(12)As of June 30, 2023 and December 31, 2022, approximately 57% and 58% of the outstanding balance under these secured borrowings were recourse to us.
Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of June 30, 2023 and December 31, 2022, the weighted average haircut under our secured debt arrangements was approximately 30.7% and 31.21%, respectively. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.
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
Revolving Credit Facility
On March 3, 2023, we entered into the Revolving Credit Facility administered by Bank of America, N.A. Revolving Credit Facility provides up to $170.0 million of borrowings secured by qualifying commercial mortgage loans and real property owned assets. The Revolving Credit Facility has a term of three years, maturing in March 2026. The Revolving Credit Facility enables us to borrow on qualifying commercial mortgage loans for up to two years and real property owned assets for up to six months. As of June 30, 2023 we had no borrowings outstanding on the Revolving Credit Facility. During the three and six months ended June 30, 2023, we recorded $85.9 thousand and $113.3 thousand, respectively in unused fees related to the Revolving Credit Facility.
The guarantees related to the Revolving Credit Facility contain the following financial covenants: (i) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million; (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 4:1; (iii) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017; and (iv) maintain a minimum interest coverage ratio of 1.5:1. We were in compliance with the covenants under the Revolving Credit Facility as of June 30, 2023.
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
The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,605,079	$1,585,915
EUR	5	755,981	751,742
SEK	1	238,879	236,596
Total	13	$2,599,939	$2,574,253

	December 31, 2022
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,495,616	$1,475,241
EUR	5	752,531	747,240
SEK	1	248,064	245,714
Total	13	$2,496,211	$2,468,195

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of June 30, 2023 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$1,189,626	May 2026
Total/Weighted-Average EUR	522,458	June 2025(3)
Total/Weighted-Average SEK	191,103	May 2026
Total/Weighted-Average Securitization	$1,903,187	February 2026
———————
(1)As of June 30, 2023, we had £936.5 million, €478.9 million, and kr2.1 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheets ($ in thousands):

	June 30, 2023	December 31, 2022
Assets:
Cash	$102	$758
Commercial mortgage loans, net(1)	2,574,254	2,468,195
Other Assets	37,424	30,992
Total Assets	$2,611,780	$2,499,945
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $2.4 million and $2.3 million in 2023 and 2022, respectively)	$1,900,819	$1,847,799
Accounts payable, accrued expenses and other liabilities(2)	12,855	8,814
Total Liabilities	$1,913,674	$1,856,613
———————
(1)Net of the General CECL Allowance of $8.4 million and $8.2 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $3.2 million and $2.9 million as of June 30, 2023 and December 31, 2022, respectively.

The table below provides the net income (loss) of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net Interest Income:
Interest income from commercial mortgage loans	$52,781	$27,463	$99,758	$56,177
Interest expense	(27,241)	(10,574)	(50,374)	(20,162)
Net interest income	$25,540	$16,889	$49,384	$36,015
General and administrative expense	(7)	—	(7)	—
Decrease (increase) in current expected credit loss allowance, net	(774)	468	(575)	3,809
Foreign currency translation gain (loss)	10,709	(41,879)	20,711	(61,508)
Net Income (Loss)	$35,468	$(24,522)	$69,513	$(21,684)
At June 30, 2023, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$210,306	$656,177	$336,859	$—	$1,203,342
Deutsche Bank Facility	154,971	180,325	—	—	335,296
Atlas Facility	—	95,567	581,805	—	677,372
HSBC Facility	—	504,878	156,331	—	661,209
Goldman Sachs Facility	—	23,693	—	—	23,693
Barclays Facility	—	—	111,909	—	111,909
MUFG Securities Facility	—	204,240	—	—	204,240
Churchill Facility	—	129,129	—	—	129,129
Santander Facility - USD	—	75,000	—	—	75,000
Santander Facility - EUR	—	54,897	—	—	54,897
Barclays Private Securitization	—	1,088,363	814,824	—	1,903,187
Total	$365,277	$3,012,269	$2,001,728	$—	$5,379,274
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at June 30, 2023, as well as the maximum and average month-end balances for the six months ended June 30, 2023 for our borrowings under secured debt arrangements ($ in thousands).

	As of June 30, 2023		For the six months ended June 30, 2023
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,203,342	$2,007,473	$1,324,226	$1,252,739
Deutsche Bank Facility	335,296	517,796	385,818	365,437
Goldman Sachs Facility	23,693	45,517	70,249	42,567
Atlas Facility	677,372	939,806	688,126	666,770
HSBC Facility	661,209	849,742	661,206	649,642
Barclays Facility	111,909	138,795	111,909	111,909
MUFG Securities Facility	204,240	276,238	204,240	199,342
Churchill Facility	129,129	171,275	130,000	129,564
Santander Facility - USD	75,000	99,472	75,000	62,500
Santander Facility - EUR	54,897	73,196	55,157	54,150
Barclays Private Securitization	1,903,187	2,582,669	1,915,643	1,877,903
Total	$5,379,274	$7,701,979

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
We were in compliance with the covenants under each of our secured debt arrangements at June 30, 2023 and December 31, 2022.
Note 8 – Senior Secured Term Loans, Net
In May 2019, we entered into a $500.0 million senior secured term loan (the "2026 Term Loan"), which matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The 2026 Term Loan was issued at a price of 99.5%. During the second quarter of 2023, the 2026 Term Loan transitioned from LIBOR to SOFR and currently bears interest at SOFR plus 2.86%.
In March 2021, we entered into an additional $300.0 million senior secured term loan, with substantially the same terms as the 2026 Term Loan, (the "2028 Term Loan" and, together with the 2026 Term Loan, the "Term Loans"), which matures in March 2028 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The 2028 Term Loan was issued at a price of 99.0%. During the second quarter of 2023, the 2028 Term Loan transitioned from LIBOR to SOFR and currently bears interest at SOFR (with a floor of 0.50%) plus 3.61%.
The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During the three and six months ended June 30, 2023 and 2022, we repaid $1.3 million and $2.5 million, of principal respectively related to the 2026 Term Loan. During the three and six months ended June 30, 2023 and 2022, we repaid $0.7 million and $1.5 million, of principal respectively related to the 2028 Term Loan.
The following table summarizes the terms of the Term Loans as of June 30, 2023 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$480,000	$(1,012)	$(3,556)	$475,432	2.86%	5/15/2026
2028 Term Loan	293,250	(2,000)	(5,077)	286,173	3.61%	3/11/2028
Total	$773,250	$(3,012)	$(8,633)	$761,605

———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
The following table summarizes the terms of the Term Loans as of December 31, 2022 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$482,500	$(1,190)	$(6,106)	$475,204	2.75%	5/15/2026
2028 Term Loan	294,750	(2,214)	(3,927)	288,609	3.50%	3/11/2028
Total	$777,250	$(3,404)	$(10,033)	$763,813
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
Covenants
The financial covenants of the Term Loans include the requirements that we maintain: (i) a maximum ratio of total recourse debt to tangible net worth of 4:1; and (ii) a maximum ratio of total unencumbered assets to total pari-passu indebtedness of 2.50:1. We were in compliance with the covenants under the Term Loans at June 30, 2023 and December 31, 2022.
Interest Rate Cap
During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limited the maximum all-in coupon on our 2026 Term Loan to 3.50%. In connection with the interest rate cap, we incurred upfront fees of $1.1 million for the year ended December 31, 2020, which we recorded as a deferred financing cost on our consolidated balance sheets. The deferred financing cost was being amortized over the duration of the interest rate cap with respective amortization recognized as part of interest expense in our condensed consolidated statement of operations. The interest rate cap matured on June 15, 2023 and the effective all-in coupon on our 2026 Term Loan increased to one month SOFR plus the spread of 2.86%.
During the three and six months ended June 30, 2023, LIBOR exceeded the cap rate of 0.75%. As such, during the three and six months ended June 30, 2023, we realized a gain from the interest rate cap in the amount of $4.4 million and $9.1 million, respectively, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations. The realized gain was a result of the increase in the current interest rate forward curve, partially offset by the nearing maturity of the cap.
Note 9 – Senior Secured Notes, Net
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $495.2 million and $494.8 million, net of deferred financing costs of $4.8 million and $5.2 million, as of June 30, 2023 and December 31, 2022, respectively.
Covenants
The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of June 30, 2023 and December 31, 2022, we were in compliance with all covenants.
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

During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At June 30, 2023, the 2023 Notes had a carrying value of $185.9 million and an unamortized discount of $0.2 million.
The following table summarizes the terms of the 2023 Notes as of June 30, 2023 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2023 Notes	186,064	5.38%	5.74%	48.7187	10/15/2023	0.29
Total	$186,064
The following table summarizes the terms of the 2023 Notes as of December 31, 2022 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2023 Notes	230,000	5.38%	5.85%	48.7187	10/15/2023	0.79
Total	$230,000
———————
(1)Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital. The effective rate as of both June 30, 2023 and December 31, 2022 reflects adoption of ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity" ("ASU 2020-06") and early extinguishment of debt.
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
We may not redeem the 2023 Notes prior to maturity except in limited circumstances. During the first quarter of 2023, we repurchased $7.1 million aggregate principal amount of the 2023 Notes at a price of 97.0%. During the second quarter of 2023, we repurchased an additional $36.8 million aggregate principal amount of the 2023 Notes at a weighted average price of 99.3%. These transactions happened in the open market as a result of reverse inquiries from investors with no solicitation from us. As a result of these transactions, during the three and six months ended June 30, 2023, we recorded a gain of $0.3 million and $0.5 million, respectively, within realized gain on extinguishment of debt in our June 30, 2023 condensed consolidated statement of operations. The gain represents the difference between the repurchase price and the carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs. The closing price of our common stock on June 30, 2023 of $11.32 was less than the per share conversion price of the 2023 Notes at such time.
The aggregate contractual interest expense was approximately $2.8 million and $5.8 million for the three and six months ended June 30, 2023 and $7.2 million and $14.4 million for the three and six months ended June 30, 2022, respectively. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2023 as compared to $0.8 million and $1.5 million for the three and six months ended June 30, 2022, respectively.
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
The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of both June 30, 2023 and December 31, 2022, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.
The following table summarizes our non-designated Fx forwards as of June 30, 2023:

	June 30, 2023
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	118	922,240	GBP	July 2023 - February 2027	1.43
Fx contracts - EUR	103	440,396	EUR	July 2023 - November 2025	1.39
Fx contracts - SEK	18	704,254	SEK	August 2023 - May 2026	2.56

The following table summarizes our non-designated Fx forwards and our interest rate cap as of December 31, 2022:

	December 31, 2022
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	124	936,930	GBP	January 2023 - February 2027	1.78
Fx contracts - EUR	130	576,240	EUR	January 2023 - November 2025	1.78
Fx contracts - SEK	19	730,432	SEK	February 2023 - May 2026	2.95
Interest rate cap	1	500,000	USD	June 2023	0.46
We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our derivatives for the six months ended June 30, 2023 and 2022 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location of Gain (Loss) Recognized in Income	2023	2022	2023	2022
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$(20,102)	$95,053	$(55,953)	$113,195
Forward currency contracts	Realized gain on derivative instruments	2,986	10,160	24,702	14,780
Total		$(17,116)	$105,213	$(31,251)	$127,975
In June 2020, we entered into an interest rate cap for approximately $1.1 million, which matured on June 15, 2023. Our interest rate cap managed our exposure to variable cash flows on our borrowings under the senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This effectively limited the maximum all-in coupon on our senior secured term loan to 3.50%. The unrealized gain or loss related to the interest rate cap was recorded net under unrealized gain on interest rate hedging instruments in our consolidated statement of operations. During the three and six months ended June 30, 2023, LIBOR exceeded the cap rate of 0.75%. As such, during the three and six months ended June 30, 2023, we realized a gain from the interest rate cap in the amount of $4.4 million and $9.1 million, respectively, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations. The realized gain was a result of the increase in current interest rates. There was no realized gain recorded during the six months ended June 30, 2022.
The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our interest rate cap for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location of gain (loss) recognized in income	2023	2022	2023	2022
Interest rate cap(1)	Unrealized gain (loss) on interest rate hedging instruments	$(4,328)	$3,443	$(9,141)	$9,764
Interest rate cap(1)	Realized gain on interest rate hedging instruments	4,383	—	9,089	—
Total		$55	$3,443	$(52)	$9,764
———————
(1)The interest rate cap had a notional amount of $500.0 million before it terminated on June 15, 2023.

The following tables summarize the gross asset and liability amounts related to our derivatives at June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023			December 31, 2022
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$87,978	$(24,432)	$63,546	$143,285	$(23,786)	$119,499
Interest rate cap	—	—	—	9,141	—	9,141
Total derivative assets (liabilities)	$87,978	$(24,432)	$63,546	$152,426	$(23,786)	$128,640

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
The table below details participations sold included in our condensed consolidated balance sheets ($ in thousands):

	June 30, 2023	December 31, 2022
Participation sold on commercial mortgage loans	$—	$25,130
Total participations sold	$—	$25,130
Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	June 30, 2023	December 31, 2022
Collateral held under derivative agreements	$69,060	$138,620
Accrued dividends payable	53,029	53,203
Accrued interest payable	29,577	23,943
Accounts payable and other liabilities(1)	8,973	7,247
General CECL Allowance on unfunded commitments(2)	4,834	4,347
Total	$165,473	$227,360
  ———————
(1)Includes $8.4 million and $1.1 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at June 30, 2023 and December 31, 2022, respectively.
(2)Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of June 30, 2023 and December 31, 2022, respectively.
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
We incurred approximately $9.4 million and $18.9 million in base management fees under the Management Agreement for the three and six months ended June 30, 2023, respectively, as compared to $9.6 million and $18.9 million for the three and six months ended June 30, 2022, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and six months ended June 30, 2023, we paid expenses totaling $1.4 million and $2.6 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $1.3 million and $2.2 million for the three and six months ended June 30, 2022, respectively. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheets based on the nature of the item.
Included in payable to related party on our condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 is approximately $9.4 million and $9.7 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
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
Italian Direct Lending Structure
In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by
Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the
"AIFM"), an affiliate of the Manager. As of June 30, 2023, the AIF did not have a fee payable to AIFM. As of June 30, 2022, the AIF had a balance of $60.1 thousand in fees payable to the AIFM, which is recorded in payable to related party on our condensed consolidated balance sheet. The fees incurred during the six months ended June 30, 2023 and June 30, 2022 were de minimis.
Atlas Facility

On February 8, 2023, in connection with the acquisition by certain subsidiaries of Atlas, which is a wholly-owned investment of a fund managed by an affiliate of the Manager, the Credit Suisse Facility was acquired by Atlas. In order to effect the assignment of the Credit Suisse Facility and related agreements, the Company and one of its subsidiaries, similar to the other sellers and guarantors party to the subject agreements in the Transaction, entered into an Omnibus Assignment, Assumption and Amendment Agreement as well as certain related agreements with Credit Suisse AG and Atlas. At the time of acquisition, we had $632.3 million of secured debt on the Credit Suisse Facility consisting of four commercial mortgage loans. During the three months ended June 30, 2023, one commercial mortgage loan was added to the Atlas Facility totaling $83 million in secured debt. Refer to "Note 7 – Secured Debt Arrangements, Net" " for additional discussion.
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

We recognized stock-based compensation expense of $4.4 million and $8.7 million during the three and six months ended June 30, 2023. We recognized stock-based compensation expense of of $4.5 million and $9.2 million during the three and six months ended June 30, 2022 respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the six months ended June 30, 2023:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2022	56,102	2,865,154
Granted	75,754	—	$0.7
Vested	(49,434)	(21,473)	N/A
Forfeiture	—	(15,126)	N/A
Outstanding at June 30, 2023	82,422	2,828,555

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2023:

Vesting Year	Restricted Stock	RSUs	Total Awards
2023	3,334	1,368,320	1,371,654
2024	79,088	949,370	1,028,458
2025	—	510,865	510,865
Total	82,422	2,828,555	2,910,977

At June 30, 2023, we had unrecognized compensation expense of approximately $0.6 million and $25.6 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above. The unrecognized compensation expense related to the vesting of restricted awards and RSUs are expected to be recognized over a weighted average period of 1.4 years.
RSU Deliveries
During the six months ended June 30, 2023 and 2022 we delivered 671,428 and 647,349 shares of common stock for 1,236,071 and 1,136,525 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $6.7 million and $7.0 million for the six months ended June 30, 2023 and 2022, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.
Note 16 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2023, 141,343,177 shares of common stock were issued and outstanding, and 6,770,393 shares of 7.25% Series B-1 Preferred Stock were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.
Dividends. The following table details our dividend activity:

	Three months ended June 30,		Six months ended June 30,
Dividends declared per share of:	2023	2022	2023	2022
Common Stock	$0.35	$0.35	$0.70	$0.70
Series B-1 Preferred Stock	$0.45	$0.45	$0.90	$0.90

Common Stock Repurchases. There was no common stock repurchase activity during the six months ended June 30, 2023 and 2022. As of June 30, 2023, there was $172.2 million remaining authorized under our stock repurchase program.

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
Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. Plaintiff has cross-appealed the dismissal to revive the claim against Apollo Global Management, Inc. The claim against the Apollo entities who were co-lenders on the mezzanine loan, including the Subsidiary, remains in the case. Apollo has appealed the decision with respect to the remaining claim. No reasonable estimate of possible loss, if any, can be made at this time. The Company believes the claims in this action are without merit.
Loan Commitments. As described in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at June 30, 2023, we had $780 million of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.4 years weighted average tenor of these loans.
Note 18 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$308,052	$308,052	$222,030	$222,030
Commercial mortgage loans, net	7,831,859	7,748,900	8,121,109	8,083,410
Subordinate loans and other lending assets, net(1)	463,569	455,864	560,881	558,740
Secured debt arrangements, net	(5,365,427)	(5,365,427)	(5,296,825)	(5,296,825)
Term loans, net	(761,605)	(712,725)	(763,813)	(731,709)
Senior secured notes, net	(495,238)	(386,250)	(494,844)	(400,950)
2023 Notes	(185,869)	(185,384)	(229,361)	(225,366)
Debt related to real estate owned, held for investment, net	(160,928)	(160,928)	(160,294)	(160,294)
Participations sold	—	—	(25,130)	(25,130)
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
The table below presents the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2023 and 2022 ($ in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic Earnings
Net income (loss)	$(83,400)	$70,951	$(34,484)	$86,189
Less: Preferred dividends	(3,068)	(3,068)	(6,136)	(6,136)
Net income (loss) available to common stockholders	$(86,468)	$67,883	$(40,620)	$80,053
Less: Dividends on participating securities	(997)	(901)	(2,000)	(1,800)
Basic Earnings	$(87,465)	$66,982	$(42,620)	$78,253

Diluted Earnings
Basic Earnings	$(87,465)	$66,982	$(42,620)	$78,253
Add: Dividends on participating securities	—	901	—	—
Add: Interest expense on Convertible Notes	—	7,464	—	14,924
Diluted Earnings	$(87,465)	$75,347	$(42,620)	$93,177

Number of Shares:
Basic weighted-average shares of common stock outstanding	141,341,238	140,590,843	141,207,597	140,472,771
Diluted weighted-average shares of common stock outstanding	141,341,238	171,698,185	141,207,597	169,006,042

Earnings (Loss) Per Share Attributable to Common Stockholders
Basic	$(0.62)	$0.48	$(0.30)	$0.56
Diluted	$(0.62)	$0.44	$(0.30)	$0.55

The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Convertible Notes is added back to the diluted earnings per share numerator, and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and six months ended June 30, 2023, 10,485,087 and 10,835,571, respectively, weighted-average potentially issuable shares with respect to the Convertible Notes were excluded in the dilutive earnings per share denominator because the effect was anti-dilutive. For the three and six months ended June 30, 2022, 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator because the effect was dilutive. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
For the three and six months ended June 30, 2023, 2,849,286 and 3,034,394 weighted-average unvested RSUs were excluded in the calculation of diluted net income per share because the effect was anti-dilutive. For the three months ended June 30, 2022, 2,574,071 weighted-average unvested RSUs, were included in the calculation of diluted net income per share because the effect was dilutive. For the six months ended June 30, 2022, 2,738,424 weighted-average unvested RSUs, were excluded in the calculation of diluted net income per share because the effect was anti-dilutive.
Note 20 – Subsequent Events
Subsequent to the quarter ended June 30, 2023, the following events took place:
Investment Activity: We funded approximately $31.7 million for previously closed loans and capitalized an additional $4.8 million of construction and financing costs related to our real estate owned, held for investment.
Loan Repayments: We received approximately $42.5 million from loan repayments, including a $20.0 million full repayment of one of our subordinate loans secured by our interest in a hotel property located in Las Vegas, NV.

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $597.7 billion as of March 31, 2023.
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
We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the second quarter of 2023 provided by a third party, Trepp LLC. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which we determine an appropriate historical loss rate. This historical loss rate, and ultimately the General CECL Allowance we derive, is sensitive to the CMBS dataset we select.
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
Loan Portfolio Overview
The following table sets forth certain information regarding our loan portfolio as of June 30, 2023 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$7,831,859	8.4%	9.0%	$5,379,274	6.9%	$2,452,585
Subordinate loans and other lending assets, net	463,569	2.2%	2.2%	—	—	463,569
Total/Weighted-Average	$8,295,428	8.1%	8.6%	$5,379,274	6.9%	$2,916,154
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of June 30, 2023 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $13.8 million.
(4)    Cost of funds includes weighted average spread and applicable benchmark rates as of June 30, 2023 on secured debt arrangements.
(5)    Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of June 30, 2023 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Hotel	3	10/2019	$345	$26		Y	08/2024	Various, Spain
2	Hotel	3	11/2021	223	15		Y	11/2026	Various, UK/Ireland
3	Hotel	3	05/2022	179	26		Y	06/2027	Napa Valley, CA
4	Hotel	3	07/2021	169	10			08/2026	Various, US
5	Hotel	3	11/2021	164	—			12/2026	St. Thomas, USVI
6	Hotel	3	09/2015	146	—			06/2024	Manhattan, NY
7	Hotel	3	04/2018	137	—			04/2024	Honolulu, HI
8	Hotel	2	08/2019	131	—			08/2024	Puglia, Italy
9	Hotel	3	10/2021	100	—			11/2026	New Orleans, LA
10	Hotel	3	06/2022	98	—			06/2025	Rome, Italy
11	Hotel	3	11/2018	90	—			12/2023	Vail, CO
12	Hotel	3	05/2019	46	—			12/2025	Chicago, IL
13	Hotel	2	12/2015	42	—			08/2024	St. Thomas, USVI
14	Hotel	3	02/2018	27	—			11/2024	Pittsburgh, PA
15	Office	3	03/2022	235	31		Y	04/2027	Manhattan, NY
16	Office	3	06/2019	214	4			08/2026	Berlin, Germany
17	Office	3	02/2020	206	—			02/2025	London, UK
18	Office	3	01/2020	198	52		Y	03/2028	Long Island City, NY
19	Office	3	02/2022	197	385	Y		02/2027	London, UK
20	Office	3	02/2022	160	—			06/2025	Milan, Italy
21	Office	3	11/2022	99	—			01/2025	Chicago, IL
22	Office(1)	4	03/2018	83	—		Y	07/2023	Chicago, IL
23	Retail	3	04/2022	476	38			04/2027	Various, UK
24	Retail	3	10/2021	412	—			10/2026	Various, UK
25	Retail	3	08/2019	250	—		Y	09/2025	Manhattan, NY
26	Retail	3	05/2022	139	—			06/2027	Various, US

27	Retail(2)	5	11/2014	98	—			09/2024	Cincinnati, OH
28	Residential(3)	3	08/2022	240	—			09/2024	Manhattan, NY
29	Residential	3	12/2021	224	15			12/2026	Various, UK
30	Residential	3	03/2023	171	—			03/2026	Various, US
31	Residential	3	12/2018	91	—		Y	09/2023	Manhattan, NY
32	Residential	3	05/2022	90	3			06/2027	Manhattan, NY
33	Residential	3	05/2021	82	—		Y	05/2026	Cleveland, OH
34	Residential	3	12/2021	71	9			01/2027	Manhattan, NY
35	Residential	3	12/2019	46	3		Y	11/2025	Boston, MA
36	Residential	3	12/2021	17	—		Y	01/2026	Hallandale Beach, FL
37	Mixed Use	3	12/2019	339	64	Y	Y	06/2025	London, UK
38	Mixed Use	3	03/2022	145	32		Y	03/2027	Brooklyn, NY
39	Mixed Use	3	06/2022	110	29	Y	Y	06/2026	London, UK
40	Mixed Use	3	12/2019	45	—			09/2023	London, UK
41	Healthcare	3	03/2022	368	—			03/2027	Various, MA
42	Healthcare	3	10/2019	161	—		Y	10/2024	Various, UK
43	Industrial	3	03/2021	238	—			05/2026	Various, Sweden
44	Parking Garages	3	05/2021	218	5			05/2026	Various, US
45	Portfolio(4)	3	06/2021	213	22			06/2026	Various, Germany
46	Caravan Parks	3	02/2021	208	—			02/2028	Various, UK
47	Urban Predevelopment	3	12/2022	122	11			01/2026	Miami, FL
	General CECL Allowance			(31)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.0		$7,832	$780			2.7 Years

Subordinate Loan and Other Lending Assets Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(3)	3	06/2015	$203	—			09/2024	Manhattan, NY
2	Residential(2)(3)	5	05/2020	170	—			09/2024	Manhattan, NY
3	Healthcare(5)	3	07/2019	41	—			06/2024	Various, US
4	Hotel	2	06/2015	23	—			07/2025	Phoenix, AZ
5	Hotel	3	06/2018	20	—			08/2023	Las Vegas, NV
6	Office	4	08/2017	8	—			09/2024	Troy, MI
	General CECL Allowance			(1)
	Subtotal / Weighted-Average Subordinate Loans and Other Lending Assets	3.7		$464	$—			1.2 Years

	Total / Weighted-Average Loan Portfolio(6)	3.1		$8,295	$780			2.6 Years
———————
(1)Loan matured in July 2023. Execution of extension is currently in process.
(2)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(3)Loans are secured by the same property.
(4)Includes portfolio of office, industrial, and retail property types.
(5)Single Asset, Single Borrower CMBS.
(6)Total may not foot due to rounding.

Our average asset and debt balances for the six months ended June 30, 2023 were ($ in thousands):

	Average month-end balances for the six months ended June 30, 2023
Description	Assets	Related debt
Commercial mortgage loans, net	$8,039,353	$5,412,523
Subordinate loans and other lending assets, net	646,350	—

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
Investment Activity
During the six months ended June 30, 2023, we committed $181.9 million of capital to loans ($181.0 million was funded at closing), including $174.0 million in connection with the refinancing of two floating rate first mortgages. In addition, during the six months ended June 30, 2023, we funded $244.9 million for loans closed prior to 2023 and received $0.7 billion in repayments, including $0.1 billion from loan sales.
Net Income (Loss) Available to Common Stockholders
For the three months ended June 30, 2023 and 2022, our net income (loss) available to common stockholders was $(86.5) million, or $(0.62) per diluted share of common stock, and $67.9 million, or $0.44 per diluted share of common stock, respectively.
For the six months ended June 30, 2023 and 2022, our net income (loss) available to common stockholders was $(40.6) million, or $(0.30) per diluted share of common stock, and $80.1 million, or $0.55 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Three months ended		Q2'23 vs. Q1'23
	June 30, 2023	March 31, 2023
Net interest income:
Interest income from commercial mortgage loans	$174,124	$166,147	$7,977
Interest income from subordinate loans and other lending assets	5,110	9,707	(4,597)
Interest expense	(116,278)	(104,868)	(11,410)
Net interest income	62,956	70,986	(8,030)
Operations related to real estate owned:
Revenue from real estate owned operations	29,208	16,131	13,077
Operating expenses related to real estate owned	(19,961)	(14,006)	(5,955)
Depreciation and amortization on real estate owned	(2,202)	(3,986)	1,784
Net income (loss) related to real estate owned	7,045	(1,861)	8,906
Operating expenses:
General and administrative expenses	(7,471)	(7,015)	(456)
Management fees to related party	(9,390)	(9,517)	127
Total operating expenses	(16,861)	(16,532)	(329)
Other income	2,340	732	1,608
Net realized loss on investments	(81,980)	(4,624)	(77,356)
Realized gain on extinguishment of debt	252	213	39
Increase in Specific CECL Allowance, net	(59,500)	—	(59,500)
Increase in General CECL Allowance, net	(2,148)	(4,390)	2,242
Loss on foreign currency forward contracts	(17,116)	(14,135)	(2,981)
Foreign currency translation gain	21,557	18,634	2,923
Gain (loss) on interest rate hedging instruments	55	(107)	162
Net income (loss)	$(83,400)	$48,916	$(132,316)

Net Interest Income
Net interest income decreased by $8.0 million during the three months ended June 30, 2023 compared to the three months ended March 31, 2023. The decrease in net interest income was primarily attributable to placing a first mortgage loan and a mezzanine loan, collateralized by the same ultra-luxury residential-for-sale property in Manhattan, on non-accrual status during the three months ended June 30, 2023.
Operations Related to Real Estate
For the three months ended June 30, 2023 we recorded net income related to real estate owned of $7.0 million, compared to $1.9 million of net loss related to real estate owned for the three months ended March 31, 2023. This increase was due to a $4.6 million increase in net income from operations, prior to depreciation, related to the D.C Hotel, primarily driven by seasonally higher hotel occupancy, and $2.6 million in net income from operations, prior to depreciation, related to the Atlanta Hotel which we acquired on March 31, 2023 through a deed-in-lieu of foreclosure. Additionally, depreciation expense related to the D.C. Hotel decreased during the three months ended June 30, 2023 due to "catch-up" depreciation recorded during the three months ended March 31, 2023 for the period in which the D.C. Hotel was held for sale through the March 1, 2023 date of reclassification.
Refer to "Note 5 - Real Estate Owned" for full discussion of the reclassification and operations related to real estate owned.
General and administrative expenses
General and administrative expenses increased by $0.5 million for the three months ended June 30, 2023 compared to the three months ended March 31, 2023. The increase was primarily driven by increased legal costs and reimbursements paid to the Manager during the three months ended June 30, 2023.
Management fees to related party

Management fee expense decreased by $0.1 million for the three months ended June 30, 2023 compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease in stockholders' equity (as defined in the Management Agreement) during the three months ended June 30, 2023.
Other income
Other income increased by $1.6 million during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 primarily due to an increase in bank interest earned on our cash balances and money market funds as a result of a higher interest rate environment.
Net realized loss on investments
During the three months ended June 30, 2023, we recorded $82.0 million net realized loss on investments, compared to a net realized loss of $4.6 million recorded during the three months ended March 31, 2023
During the three months ended March 31, 2023, we acquired legal title of the Atlanta Hotel that secured one of our first commercial mortgage loans through a deed-in-lieu of foreclosure. We recorded a realized loss of $4.8 million in connection with the acquisition. The realized loss was offset by a gain on investments of $0.2 million in connection with the sale of our entire interest in three commercial loans secured by properties in Europe and a partial interest in one commercial loan secured by property located in London, UK. Refer "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for further discussion.
During the three months ended June 30, 2023, we recorded an $82.0 million realized loss on investments representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. Refer to Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.
Increase in Specific CECL Allowance, net
During the three months ended June 30, 2023, we recorded a $141.5 million increase to our Specific CECL Allowance, related to two mezzanine loans secured by the same ultra-luxury residential property in Manhattan, NY. As of June 30, 2023, $82.0 million related to the most junior mezzanine loan was deemed unrecoverable. Accordingly, $82.0 million of previously recorded Specific CECL was written-off and recorded as a realized loss within net realized loss on investments in our June 30, 2023 condensed consolidated statement of operations. Comparatively, during the three months ended March 31, 2023, there was no change to our Specific CECL Allowance.
Refer "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance and further detail on the mezzanine loans.
Increase in General CECL Allowance, net
Our General CECL Allowance increased by $2.1 million during the three months ended June 30, 2023 compared to an increase of $4.4 million during the three months ended March 31, 2023. The increase in General CECL Allowance recorded during the three months ended June 30, 2023 was primarily driven by a more adverse macroeconomic outlook and an increase in our view of the remaining expected term of certain of our loans. This increase was partially offset by the impact of portfolio seasoning.
The $4.4 million increase in General CECL Allowance recorded during the three months ended March 31, 2023 was primarily driven by an increase in our view of the remaining expected term of our loan portfolio based on current macroeconomic outlook, partially offset by the effects of portfolio seasoning and loan repayments and sales.
Refer "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Realized Gain on Extinguishment of Debt
Realized gain on extinguishment of debt remained generally the same during the three months ended June 30, 2023 compared to the three months ended March 31, 2023. During the three months ended March 31, 2023, we repurchased $7.1 million aggregate principal amount of the 2023 Notes at a price of 97.0% and recorded a realized gain of $0.2 million. During the three months ended June 30, 2023, we repurchased an additional $36.8 million aggregate principal amount of the 2023 Notes at a weighted average price of 99.3%, and recorded a realized gain of $0.3 million.
Foreign currency gain and loss on derivative instruments

We use forward currency contracts to economically hedge interest and principal repayments under our loans denominated in currencies other than USD. Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended June 30, 2023 and three months ended March 31, 2023 was a net gain of $4.4 million and $4.5 million, respectively.
During the three months ended June 30, 2023, foreign exchange rates continued to rise in relation to USD at a greater pace compared to the three months ended March 31, 2023. The greater increase in foreign exchange rates resulted in an increase in the loss on our foreign currency forward contracts and an increase in the gain related to foreign currency translation. Additionally, we recognized lower realized gains on foreign currency forward contracts during the three months ended June 30, 2023 compared to the three months ended March 31, 2023. The lower realized gains were attributable, along with other drivers, to the unwind of interest hedges associated with the sale of three commercial mortgage loans secured by various properties in Europe during the three months ended March 31, 2023 as discussed in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net."
Gain (loss) on interest rate hedges
In May 2019, we entered into the 2026 Term Loan. During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This interest rate cap effectively limited the maximum all-in coupon on the 2026 Term Loan to 3.50%. During the three months ended June 30, 2023 and three months ended March 31, 2023, the interest rate cap had a net gain of $0.1 million and a net loss of $0.1 million, inclusive of realized gains of $4.4 million and $4.7 million, respectively. The decrease in realized gain quarter over quarter is attributable to the maturity of the interest rate cap during the second quarter of 2023.
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six months ended		2023 vs. 2022
	June 30, 2023	June 30, 2022
Net interest income:
Interest income from commercial mortgage loans	$340,271	$183,810	$156,461
Interest income from subordinate loans and other lending assets	14,817	30,365	(15,548)
Interest expense	(221,146)	(101,647)	(119,499)
Net interest income	133,942	112,528	21,414
Operations related to real estate owned:
Revenue from real estate owned operations	45,339	27,670	17,669
Operating expenses related to real estate owned	(33,967)	(22,786)	(11,181)
Depreciation and amortization on real estate owned	(6,188)	(704)	(5,484)
Net income related to real estate owned	5,184	4,180	1,004
Operating expenses:
General and administrative expenses	(14,486)	(14,317)	(169)
Management fees to related party	(18,907)	(18,986)	79
Total operating expenses	(33,393)	(33,303)	(90)
Other income	3,072	68	3,004
Net realized loss on investments	(86,604)	—	(86,604)
Realized gain on extinguishment of debt	465	—	465
Increase in Specific CECL Allowance, net	(59,500)	(27,000)	(32,500)
Decrease (increase) in General CECL Allowance, net	(6,538)	9,333	(15,871)
Gain (loss) on foreign currency forward contracts	(31,251)	127,975	(159,226)
Foreign currency translation gain (loss)	40,191	(117,356)	157,547
Gain (loss) on interest rate hedging instruments	(52)	9,764	(9,816)
Net income (loss)	$(34,484)	$86,189	$(120,673)

Net Interest Income
Net interest income increased by $21.4 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by an increase in interest income from commercial mortgage loans attributable to higher average index rates during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was partially offset by increased interest expense due to higher average index rates, and a decrease in interest income from placing a first mortgage loan and subordinate loan collateralized by the same ultra-luxury residential-for-sale property in Manhattan on non-accrual status.
Operations Related to Real Estate
Net income related to real estate owned increased by $1.0 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by improved operating results of the D.C. Hotel.
This increase was partially offset by a $5.5 million increase in depreciation expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which was primarily related to the reclassification of our D.C. Hotel from held for sale to held for investment. As of March 1, 2022 we reclassified the hotel to held for sale and ceased recording depreciation from this date until March 1, 2023 when the asset was reclassified to held for investment. Accordingly, upon reclassification to held for investment, we recorded depreciation expense representing the amount that would have been recorded had the asset been consistently classified as held for investment for this period.
Refer to "Note 5 - Real Estate Owned" for full discussion of the reclassification and operations related to real estate owned.
General and administrative expenses
General and administrative expenses remained generally the same for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Management fees to related party
Management fee expense remained generally the same for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Other income
Other income increased by $3.0 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in bank interest earned on our cash balances and money market funds as a result of a higher interest rate environment.
Net realized loss on investments
During the six months ended June 30, 2023, we recorded an $86.6 million net realized loss on investments primarily consisting of i) a $4.8 million realized loss related to the acquisition of our Atlanta Hotel through a deed-in-lieu of foreclosure and ii) a $82.0 million realized loss on investments representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. These losses were partially offset by a $0.2 million gain on investments recorded in connection with the sale of our entire interest in three commercial loans secured by properties in Europe and a partial interest in one commercial loan secured by property located in London, UK.
We recorded no realized gains or losses on investments for the six months ended June 30, 2022.
Refer to Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 5 - Real Estate Owned" for additional detail.

Increase in Specific CECL Allowance, net
During the six months ended June 30, 2023, we recorded a net increase to our Specific CECL Allowance of $59.5 million compared to a net increase of $27.0 million recorded during the six months ended June 30, 2022.
During the six months ended June 30, 2023, we recorded a $141.5 million increase to our Specific CECL Allowance, related to two mezzanine loans secured by the same ultra-luxury residential property in Manhattan, NY. As of June 30, 2023, $82.0 million related to the most junior mezzanine loan was deemed unrecoverable. Accordingly, $82.0 million of previously recorded Specific CECL was written-off and recorded as a realized loss within net realized loss on investments in our June 30, 2023 condensed consolidated statement of operations.
During the six months ended June 30, 2022, we recorded a $27.0 million net increase to our Specific CECL Allowance which was comprised of i) a $30.0 million allowance on most junior mezzanine loan secured by the aforementioned ultra-luxury residential property in Manhattan, NY ii) a $7.0 million allowance on the loan previously secured by our Atlanta Hotel and iii) a $10.0 million reversal of previously recorded allowance related to the loan previously secured by our Brooklyn Development.
Decrease (increase) in General CECL Allowance, net
For the six months ended June 30, 2023, we recorded a net increase to our General CECL Allowance of $6.5 million compared to a net decrease of $9.3 million for six months ended June 30, 2022. The increase recorded during the six months ended June 30, 2023, was primarily driven by an increase in our view of the remaining expected term of certain of our loans and a more adverse macroeconomic outlook, which was partially offset by the effects of portfolio seasoning.
During the six months ended June 30, 2022 the net decrease to our to our General CECL Allowance was largely due to changes in expected loan repayment dates and portfolio seasoning, which were partially offset by new loan originations.
Realized Gain on Extinguishment of Debt
During the six months ended June 30, 2023, we repurchased $43.9 million aggregate principal of the 2023 Notes, and realized a $0.5 million gain on extinguishment of debt. There was no repurchase activity for the six months ended June 30, 2022.
Foreign currency gain and loss on derivative instruments
Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the six months ended June 30, 2023 and six months ended June 30, 2022 was a net gain of $8.9 million and $10.6 million, respectively.
During the six months ended June 30, 2023, foreign exchange rates increased in relation to USD resulting in a loss on our foreign currency forward contracts compared to a larger decrease in foreign exchange rates in relation to USD and resulting gain during the six months ended June 30, 2022.
We recognized less realized gains on foreign currency forward contracts during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The lower realized gains were attributable, along with other drivers, to the unwinding of interest hedges associated with the sale of three commercial mortgage loans secured by various properties in Europe during the six months ended June 30, 2023 as discussed in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net."
Gain (loss) on interest rate hedges
During the six months ended June 30, 2023, the interest rate cap had a net loss of $0.1 million, inclusive of realized gains of $9.1 million. During the six months ended June 30, 2022, the interest rate cap had a net gain of $9.8 million, with no realized gains. The increase in realized gain is attributable to LIBOR rates rising above the interest rate cap rate of 0.75% during the latter half of the second quarter of 2022 and continuing to rise through the second quarter of 2023.
Subsequent Events
Refer to "Note 20 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2023.

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
Our current debt obligations consist of $1.5 billion, at face value, of corporate debt and $5.4 billion of asset specific financings. Our corporate debt includes $773.3 million of term loan borrowings, $500.0 million of senior secured notes, and $186.1 million of convertible notes, which mature in October 2023. Our asset specific financings are generally tied to the underlying loans and we anticipate repayments of $365.3 million of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.
In addition to our debt obligations, as of June 30, 2023, we had $780.0 million of unfunded loan commitments. We expect that approximately $453.3 million will be funded to existing borrowers in the short term.
We have various sources of liquidity that we are able to use in order to satisfy our short and long term obligations. As of June 30, 2023 we had $308.1 million of cash on hand. As of June 30, 2023 we also held approximately $625.7 million of unencumbered assets, consisting of $363.8 million of senior mortgages and $261.9 million of mezzanine loans. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings.
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
Borrowings Under Various Financing Arrangements
The table below summarizes the outstanding balances and maturities for our various financing arrangements:

	June 30, 2023		December 31, 2022
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured Credit Facilities	$3,476,087	May 2026	$3,459,226	May 2026
Barclays Private Securitization	1,903,187	February 2026	1,850,076	February 2026
Revolving Credit Facility	—	March 2026	—	N/A
Total Secured Debt Arrangements	5,379,274		5,309,302
Senior secured term loans	773,250	January 2027	777,250	January 2027
Senior secured notes	500,000	June 2029	500,000	June 2029
Convertible senior notes	186,064	October 2023	230,000	October 2023
Total borrowings	$6,838,588		$6,816,552
———————
(1)Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)Maturity dates represent weighted average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
Secured Credit Facilities
As of June 30, 2023, we had entered into secured credit facilities with nine secured credit counterparties through wholly-owned subsidiaries. Terms under various master repurchase agreements vary by secured credit facility. During the six months ended June 30, 2023, we entered into secured credit facilities with Banco Santander, S.A., New York Branch and Churchill MRA Funding I LLC. Additionally, during the six months ended June 30, 2023 we increased our borrowing capacity on the Atlas Facility.

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
Barclays Private Securitization
We are party to a private securitization with the Barclays Private Securitization. Commercial mortgage loans currently financed under the Barclays Securitization are denominated in GBP, EUR, SEK. As of June 30, 2023, we had £936.5 million, €478.9 million, and kr2.1 billion ($1.9 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Condensed Consolidated Financial Statements for additional disclosure regarding our Barclays Private Securitization.
Term Loans
In May 2019, we entered into the $500.0 million 2026 Term Loan and in March 2021, we entered into the $300.0 million 2028 Term Loan. The outstanding Term Loans principal balance as of June 30, 2023 and December 31, 2022 was $773.3 million and $777.3 million, respectively.
Refer to "Note 8 - Senior Secured Term Loans, Net" of our Consolidated Financial Statements for additional disclosure regarding our 2026 Term Loan and 2028 Term Loan.
Senior Secured Notes
In June 2021, we issued $500.0 million of the 4.625% 2029 Notes, for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes had a carrying value of $495.2 million and $494.8 million, net of deferred financing costs of $4.8 million and $5.2 million, as of June 30, 2023 and December 31, 2022, respectively.
Refer to "Note 9 - Senior Secured Notes, Net" of our Consolidated Financial Statements for additional disclosure regarding our 2029 Notes.
Convertible Senior Notes
During the fourth quarter of 2018, we issued $230.0 million of the 5.375% 2023 Notes, for which we received $223.7 million after deducting the underwriting discount and offering expenses. During the first quarter of 2023, we repurchased $7.1 million aggregate principal amount of the 2023 Notes at a price of 97.0%. During the second quarter of 2023, we repurchased an additional $36.8 million aggregate principal amount of the 2023 Notes at a weighted average price of 99.3%. These transactions occurred in the open market as a result of reverse inquiries from investors with no solicitation from the Company. As a result of these transactions, during the three and six months ended June 30, 2023, we recorded a gain of $0.3 million and $0.5 million, respectively, within realized gain on extinguishment of debt in our June 30, 2023 condensed consolidated statement of operations. At June 30, 2023, the 2023 Notes had a carrying value of $185.9 million and an unamortized discount of $0.2 million.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	June 30, 2023	December 31, 2022
Debt to Equity Ratio (1)	2.9	2.8
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
At June 30, 2023, our debt-to-equity ratio was 2.9 and our portfolio was comprised of $7.8 billion of commercial mortgage loans and $0.5 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.
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
As of June 30, 2023 and December 31, 2022, we had 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share ("Series B-1 Preferred Stock") outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.
The following table details our dividend activity:

	Three months ended		Six months ended
Dividends declared per share of:	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Common Stock	$0.35	$0.35	$0.70	$0.70
Series B-1 Preferred Stock	0.45	0.45	0.90	0.90
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
For the three and six months ended June 30, 2023, our Distributable Earnings were $(15.9) million, or $(0.11) per share, and $53.3 million, or $0.37 per share, respectively, as compared to $49.5 million, or $0.35 per share, and $99.0 million, or $0.69 per share, respectively, for the same period in the prior year.
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
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted-Averages	Shares	Shares	Shares	Shares
Diluted shares - GAAP	141,341,238	171,698,185	141,207,597	169,006,042
Potential shares issued under conversion of the Convertible Notes	—	(28,533,271)	—	(28,533,271)
Unvested RSUs	2,849,286	—	3,034,394	2,738,424
Diluted shares - Distributable Earnings	144,190,524	143,164,914	144,241,991	143,211,195

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

During the three months ended March 31, 2023, we recorded a net realized loss of $4.6 million on investments consisting of a realized loss related to the acquisition of a hotel property through a deed-in-lieu of foreclosure which was partially offset by a realized gain on loan sales. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net," and "Note 5 – Real Estate Owned" for further detail. Additionally, during the three months ended March 31, 2023, we recorded a gain on extinguishment of debt of $0.2 million related to a partial repurchase of our 2023 Notes. See "Note 10 - Convertible Senior Notes, Net" for full discussion of this transaction.
During the three months ended June 30, 2023, we recorded an $82.0 million realized loss on investments representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. Refer to Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail. Additionally, during the three months ended June 30, 2023, we recorded a gain on extinguishment of debt of $0.3 million related to a partial repurchase of our 2023 Notes. See "Note 10 - Convertible Senior Notes, Net" for full discussion of this transaction.
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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to net realized losses on investments and realized gain on extinguishment of debt ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income available to common stockholders	$(86,468)	$67,883	$(40,620)	$80,053
Adjustments:
Equity-based compensation expense	4,377	4,518	8,735	9,216
Loss (gain) on foreign currency forwards	17,116	(105,213)	31,251	(127,975)
Foreign currency loss (gain), net	(21,557)	84,838	(40,191)	117,356
Unrealized loss (gain) on interest rate cap	4,328	(3,443)	9,141	(9,764)
Realized gains relating to interest income on foreign currency hedges, net	2,341	1,428	7,074	5,112
Realized gains relating to forward points on foreign currency hedges, net	76	394	5,677	6,623
Depreciation and amortization on real estate owned	2,202	—	6,188	704
Increase in current expected credit loss allowance, net	61,648	(944)	66,038	17,667
Realized gain on extinguishment of debt	(252)	—	(465)	—
Net realized loss on investments	81,980	—	86,604	—
Total adjustments:	152,259	(18,422)	180,052	18,939
Distributable Earnings prior to net realized loss on investments and realized gain on extinguishment of debt	$65,791	$49,461	$139,432	$98,992
Net realized loss on investments	$(81,980)	$—	$(86,604)	$—
Realized gain on extinguishment of debt	252	—	465	—
Distributable Earnings	$(15,937)	$49,461	$53,293	$98,992
Diluted Distributable Earnings per share prior to net realized loss on investments and realized gain on extinguishment of debt	$0.46	$0.35	$0.97	$0.69
Diluted Distributable Earnings per share of common stock	$(0.11)	$0.35	$0.37	$0.69
Weighted-average diluted shares - Distributable Earnings	144,190,524	143,164,914	144,241,991	143,211,195

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	June 30, 2023	December 31, 2022
Stockholders' Equity	$2,214,991	$2,354,504
Series B-1 Preferred Stock (Liquidation Preference)	$(169,260)	$(169,260)
Common Stockholders' Equity	$2,045,731	$2,185,244
Common Stock	141,343,177	140,595,995
Book value per share	$14.47	$15.54
The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2022	$15.54
General CECL Allowance and depreciation and amortization	0.24
Book value per share at December 31, 2022 prior to General CECL Allowance	$15.78
Earnings in excess of dividends	0.27
Net realized loss on investments	(0.61)
Net increase in Specific CECL Allowance	(0.42)
Net loss on currency and interest rate hedges(1)	(0.09)
Other	0.01
Vesting and delivery of RSUs	(0.14)
Book value per share at June 30, 2023 prior to General CECL Allowance and depreciation and amortization	$14.80

General CECL Allowance and depreciation and amortization	(0.33)
Book value per share at June 30, 2023	$14.47
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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following June 30, 2023, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)
USD	$288,915	$1,445	$0.01	$(1,445)	$(0.01)
GBP	777,860	3,889	0.03	(3,889)	(0.03)
EUR	348,605	1,743	0.01	(1,743)	(0.01)
SEK	47,776	239	—	(239)	—
Total:	$1,463,156	$7,316	$0.05	$(7,316)	$(0.05)

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
During the period ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Apollo Commercial Real Estate Finance, Inc.

July 31, 2023	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

July 31, 2023	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)