Form 10-Q
period 2023-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2023-10-30
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of October 27, 2023, there were 141,358,605 shares, $0.01 par value per share, of the registrant’s common stock issued and outstanding.

See notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$307,845	$222,030
Commercial mortgage loans, net(1)(3)	7,561,254	8,121,109
Subordinate loans and other lending assets, net(2)(3)	412,777	560,881
Real estate owned, held for investment, net (net of $9,363 accumulated depreciation in 2023)	495,299	302,688
Other assets	206,578	70,607
Assets related to real estate owned, held for sale	79,188	162,397
Derivative assets, net	94,037	128,640
Total Assets	$9,156,978	$9,568,352
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$5,135,855	$5,296,825
Senior secured term loans, net	760,381	763,813
Senior secured notes, net	495,437	494,844
Convertible senior notes, net	176,018	229,361
Accounts payable, accrued expenses and other liabilities(4)	202,901	227,360
Debt related to real estate owned, held for investment, net	161,245	160,294
Participations sold	—	25,130
Payable to related party	9,515	9,728
Liabilities related to real estate owned, held for sale	3,844	6,493
Total Liabilities	6,945,196	7,213,848
Commitments and Contingencies (see Note 18)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2023 and 2022 (see Note 17)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 141,353,133 and 140,595,995 shares issued and outstanding in 2023 and 2022, respectively	1,414	1,406
Additional paid-in-capital	2,723,170	2,716,907
Accumulated deficit	(512,870)	(363,877)
Total Stockholders’ Equity	2,211,782	2,354,504
Total Liabilities and Stockholders’ Equity	$9,156,978	$9,568,352
———————
(1) Includes $7,203,350 and $7,482,658 pledged as collateral under secured debt arrangements in 2023 and 2022, respectively.
(2) Includes $213,139 and $191,608 pledged as collateral under secured debt arrangements in 2023 and 2022, respectively.
(3) Net of $220,305 and $159,724 CECL Allowance in 2023 and 2022, respectively, comprised of $193,000 and $133,500 Specific CECL Allowance and $27,305 and $26,224 General CECL Allowance, respectively.
(4) Includes $3,972 and $4,347 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2023 and 2022, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023		2022
Net interest income:
Interest income from commercial mortgage loans	$180,441	$120,821	$520,712		$304,631
Interest income from subordinate loans and other lending assets	1,599	13,354	16,416		43,719
Interest expense	(121,817)	(72,302)	(342,963)		(173,949)
Net interest income	$60,223	$61,873	$194,165		$174,401
Revenue from real estate owned operations	20,934	14,428	66,273		42,098
Total net revenue	$81,157	$76,301	$260,438		$216,499
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,356 and $13,091 in 2023 and $4,518 and $13,734 in 2022, respectively)	$(7,664)	$(7,184)	$(22,150)		$(21,501)
Management fees to related party	(9,518)	(9,719)	(28,425)		(28,705)
Operating expenses related to real estate owned	(18,950)	(13,308)	(52,917)		(36,094)
Depreciation and amortization on real estate owned	(1,020)	—	(7,208)		(704)
Total operating expenses	$(37,152)	$(30,211)	$(110,700)		$(87,004)
Other income, net	$1,465	$285	$4,537		$353
Net realized gain (loss) on investments	—	43,577	(86,604)		43,577
Realized gain on extinguishment of debt	30	—	495		—
Decrease (increase) in current expected credit loss allowance, net	5,833	55,564	(60,205)		37,897
Foreign currency translation loss	(44,165)	(92,782)	(3,974)		(210,138)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $28,244 and $(27,709) in 2023 and $108,428 and $221,623 in 2022, respectively)	39,490	129,252	8,239		257,227
Gain (loss) on interest rate hedging instruments (includes unrealized gains (losses) of $(70) and $(9,211) in 2023 and $1,044 and $10,808 in 2022, respectively)	(70)	1,044	(122)		10,808
Net income before taxes	$46,588	$183,030	$12,104		$269,219
Income tax provision	(517)	—	(517)		—
Net income	$46,071	$183,030	$11,587		$269,219
Preferred dividends	(3,068)	(3,068)	(9,204)		(9,204)
Net income available to common stockholders	$43,003	$179,962	$2,383		$260,015
Net income per share of common stock:
Basic	$0.30	$1.27	$—	$—	$1.83
Diluted	$0.30	$1.13	$—		$1.66
Basic weighted-average shares of common stock outstanding	141,350,428	140,594,987	141,255,730		140,513,957
Diluted weighted-average shares of common stock outstanding	141,350,428	164,350,132	141,255,730		169,252,602
Dividend declared per share of common stock	$0.35	$0.35	$1.05		$1.05

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2023	6,770,393	$68	140,595,995	$1,406	$2,716,907	$(363,877)	$2,354,504
Capital increase (decrease) related to Equity Incentive Plan	—	—	670,044	7	(2,352)	—	(2,345)
Net income	—	—	—	—	—	48,916	48,916
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,446)	(50,446)
Balance at March 31, 2023	6,770,393	$68	141,266,039	$1,413	$2,714,555	$(368,475)	$2,347,561
Capital increase related to Equity Incentive Plan	—	—	77,138	—	4,365	—	4,365
Net loss	—	—	—	—	—	(83,400)	(83,400)
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,467)	(50,467)
Balance at June 30, 2023	6,770,393	$68	141,343,177	$1,413	$2,718,920	$(505,410)	$2,214,991
Capital increase related to Equity Incentive Plan	—	—	9,956	1	4,250	—	4,251
Net income	—	—	—	—	—	46,071	46,071
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,463)	(50,463)
Balance at September 30, 2023	6,770,393	$68	141,353,133	$1,414	$2,723,170	$(512,870)	$2,211,782

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2022	6,770,393	$68	139,894,060	$1,399	$2,721,042	$(427,883)	$2,294,626
Adoption of ASU 2020-06(1)	—	—	—	—	(15,408)	11,992	(3,416)
Capital increase (decrease) related to Equity Incentive Plan	—	—	647,349	6	(2,280)	—	(2,274)
Net income	—	—	—	—	—	15,238	15,238
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,088)	(50,088)
Balance at March 31, 2022	6,770,393	$68	140,541,409	$1,405	$2,703,354	$(453,809)	$2,251,018
Capital increase related to Equity Incentive Plan	—	—	49,434	1	4,518	—	4,519
Net income	—	—	—	—	—	70,951	70,951
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,108)	(50,108)
Balance at June 30, 2022	6,770,393	$68	140,590,843	$1,406	$2,707,872	$(436,034)	$2,273,312
Capital increase related to Equity Incentive Plan	—	—	5,152	—	4,518	—	4,518
Net income	—	—	—	—	—	183,030	183,030
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock - $0.35 per share	—	—	—	—	—	(50,107)	(50,107)
Balance at September 30, 2022	6,770,393	$68	140,595,995	$1,406	$2,712,390	$(306,179)	$2,407,685

(1) Refer to "Note 10 - Convertible Senior Notes, Net" for detail.
See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the nine months ended September 30,
	2023	2022
Cash flows provided by operating activities:
Net income	$11,587	$269,219
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium and payment-in-kind interest	(24,928)	(39,828)
Amortization of deferred financing costs	11,609	8,582
Equity-based compensation	13,091	13,734
Increase in current expected credit loss allowance, net	60,205	(37,897)
Foreign currency loss	21,027	199,587
Unrealized loss on foreign currency contracts	27,709	(221,623)
Unrealized loss (gain) on interest rate hedging instruments	9,211	(10,808)
Depreciation and amortization on real estate owned	7,208	704
Realized gain on extinguishment of debt	(495)	—
Net realized loss (gain) on investment	86,604	(43,577)
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	15,407	83,731
Other assets	(2,092)	(24,149)
Payment for interest rate cap	(2,317)	—
Accounts payable, accrued expenses and other liabilities	9,404	27,454
Payable to related party	(213)	(11)
Net cash provided by operating activities	$243,017	$225,118
Cash flows used in investing activities:
New funding of commercial mortgage loans	(181,017)	(2,753,609)
Add-on funding of commercial mortgage loans	(264,769)	(407,063)
Increase (decrease) in collateral related to derivative contracts, net	(39,360)	255,110
Add-on funding of subordinate loans and other lending assets	(77,027)	(85,964)
Capital expenditures on real estate assets	(47,187)	(21,160)
Proceeds received from the repayment and sale of commercial mortgage loans	749,716	1,316,431
Proceeds received from the repayment of subordinate loans and other lending assets	75,170	129,760
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	9,191	42,779
Cash received from hotel title assumption	569	—
Net cash provided by (used in) investing activities	$225,286	$(1,523,716)
Cash flows provided by financing activities:
Proceeds from secured debt arrangements	356,333	2,770,405
Repayments of secured debt arrangements	(508,245)	(1,118,630)
Repayments of senior secured term loan principal	(6,000)	(6,000)
Repayments and repurchases of convertible notes	(53,442)	(345,000)
Proceeds related to financing on real estate owned	—	164,835
Payment of deferred financing costs	(7,189)	(15,333)
Payment of withholding tax on RSU delivery	(6,820)	(6,972)
Dividends on common stock	(151,556)	(150,467)
Dividends on preferred stock	(9,204)	(9,204)
Net cash provided by (used in) financing activities	$(386,123)	$1,283,634

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Continued)
(in thousands)

	For the nine months ended September 30,
	2023	2022
Net increase (decrease) in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	$82,180	$(14,964)
Decrease (increase) in cash classified within assets related to real estate owned, held for sale	3,376	(5,858)
Net increase (decrease) in cash and cash equivalents	$85,556	$(20,822)
Cash and cash equivalents, beginning of period	222,030	343,106
Effects of foreign currency translation on cash and cash equivalents	259	(3,020)
Cash and cash equivalents, end of period	$307,845	$319,264
Supplemental disclosure of cash flow information:
Interest paid	$316,819	$151,348
Income tax paid	795	—
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$53,531	$53,175
Change in participation sold	(25,130)	(4,368)
Change in loan proceeds held by servicer	129,670	5,871
Assumption of real estate	75,000	270,035
Assumption of other assets related to real estate owned	2,827	—
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	(3,396)	—
Transfer of assets to assets related to real estate owned, held for sale	79,021	(156,201)
Transfer of assets related to real estate owned, held for sale to assets related to real estate owned held for investment, net	151,676	—
Transfer of assets related to real estate owned, held for sale to other assets	4,357	—
Transfer of liabilities to liabilities related to real estate owned, held for sale	1,438	6,116
Transfer of liabilities related to real estate owned, held for sale to accounts payable, accrued expenses and other liabilities	7,163	—
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Risks and Uncertainties
Although more normalized activities have resumed and there has been improved global economic activity due to global and domestic vaccination efforts, there are still various uncertainties around the impact coronavirus ("COVID-19") and its variants had and will continue to have on our business and the economy as a whole, including longer-term macroeconomic effects on supply chains, inflation and labor shortages. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and 2023. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of September 30, 2023.
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
The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate caps are classified as Level II in the fair value hierarchy and manage our exposure to variable cash flows on certain of our borrowings. As of December 31, 2022, we held one interest rate cap related to our term loan. As of September 30, 2023, we held one interest rate cap related to our construction financing which was purchased on September 26, 2023. Refer to Note 5 – Real Estate Owned and Note 11 – Derivatives for further detail.
The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of September 30, 2023 and December 31, 2022 ($ in thousands):

	Fair Value as of September 30, 2023				Fair Value as of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$91,790	$—	$91,790	$—	$119,499	$—	$119,499
Interest rate cap asset	—	2,247	—	2,247	—	9,141	—	9,141
Total financial instruments	$—	$94,037	$—	$94,037	$—	$128,640	$—	$128,640
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

On March 31, 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approach. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. During the three months ended June 30, 2023, the Atlanta Hotel's assets and liabilities were reclassified to held for sale and the fair value of the net real estate assets, less costs to sell, was in excess of our cost basis. We carry the Atlanta Hotel's assets and liabilities at the lower of our cost basis and the fair value less costs to sell on our condensed consolidated balance sheet. No impairments had been recorded as of September 30, 2023.

On August 3, 2022, we acquired legal title of a multifamily development property located in downtown Brooklyn, NY

("Brooklyn Development") through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments had been recorded as of September 30, 2023 or December 31, 2022.
On May 24, 2021, we acquired legal title to a full-service luxury hotel in Washington D.C. ("D.C. Hotel") through a deed-in-lieu of foreclosure. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan. We repaid the mortgage loan at par and hold the property unlevered. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments had been recorded as of September 30, 2023 or December 31, 2022.
Refer to "Note 5 – Real Estate Owned" for additional discussions.
Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at September 30, 2023 and December 31, 2022 ($ in thousands):

Loan Type	September 30, 2023	December 31, 2022
Commercial mortgage loans, net(1)	$7,561,254	$8,121,109
Subordinate loans and other lending assets, net	412,777	560,881
Carrying value, net	$7,974,031	$8,681,990
  ———————
(1)Includes $102.6 million and $138.3 million in 2023 and 2022, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 99% and 98% floating rate loans, based on amortized cost, as of September 30, 2023 and December 31, 2022, respectively.
Activity relating to our loan portfolio for the nine months ended September 30, 2023 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items (1)	Specific CECL Allowance	Carrying Value, Net
December 31, 2022	$8,892,767	$(51,053)	$(133,500)	$8,708,214
New funding of loans	181,017	—	—	181,017
Add-on loan fundings(2)	341,796	—	—	341,796
Loan repayments and sales	(1,020,590)	—	—	(1,020,590)
Gain (loss) on foreign currency translation	(4,999)	83	—	(4,916)
Increase in Specific CECL Allowance, net	—	—	(59,500)	(59,500)
Net realized loss on investment	(87,367)	763	—	(86,604)
Transfer to real estate owned	(75,000)	—	—	(75,000)
Deferred fees and other items	—	(9,191)	—	(9,191)
Payment-in-kind interest and amortization of fees	—	26,110	—	26,110
September 30, 2023	$8,227,624	$(33,288)	$(193,000)	$8,001,336
General CECL Allowance(3)				(27,305)
Carrying value, net				$7,974,031
———————
(1)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, deferred origination expenses, and the activity of unconsolidated joint ventures.
(2)Represents fundings committed prior to 2023.
(3)$4.0 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	September 30, 2023	December 31, 2022
Number of loans	49	61
Principal balance	$8,227,624	$8,892,767
Carrying value, net	$7,974,031	$8,681,990
Unfunded loan commitments(1)	$693,125	$1,041,654
Weighted-average cash coupon(2)	8.3%	7.2%
Weighted-average remaining fully-extended term(3)	2.4 years	2.8 years
Weighted-average expected term(4)	1.8 years	1.7 years
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
(4)Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated 5 loans.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2023		December 31, 2022
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Hotel	$1,903,246	23.8%	$2,117,079	24.3%
Office	1,494,101	18.7	1,671,006	19.2
Retail	1,375,338	17.2	1,364,752	15.7
Residential	1,245,131	15.5	1,537,541	17.7
Mixed Use	637,492	8.0	559,809	6.4
Healthcare	520,208	6.5	575,144	6.6
Industrial	282,758	3.5	296,860	3.4
Other(2)	543,062	6.8	586,023	6.7
Total	$8,001,336	100.0%	$8,708,214	100.0%
General CECL Allowance(3)	(27,305)		(26,224)
Carrying value, net	$7,974,031		$8,681,990
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other property types include parking garages (2.7%), caravan parks (2.5%) and urban predevelopment (1.6%) in 2023, and parking garages (3.1%), caravan parks (2.3%) and urban predevelopment (1.3%) in 2022.
(3)$4.0 million and $4.3 million of the General CECL Allowance for 2023 and 2022, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2023		December 31, 2022
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,482,587	31.0%	$2,470,532	28.4%
New York City	1,723,669	21.5	2,049,493	23.5
Other Europe(2)	1,396,418	17.5	1,542,462	17.7

West	577,416	7.2	584,247	6.7
Southeast	533,852	6.7	642,542	7.4
Midwest	533,692	6.7	592,756	6.8
Other(3)	753,702	9.4	826,182	9.5
Total	$8,001,336	100.0%	$8,708,214	100.0%
General CECL Allowance(4)	(27,305)		(26,224)
Carrying value, net	$7,974,031		$8,681,990
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other Europe includes Germany (5.2%), Italy (4.7%), Spain (4.2%), Sweden (2.9%) and Ireland (0.5%) in 2023 and Italy (5.4%), Germany (4.9%), Spain (3.8%), Sweden (2.8%) and Ireland (0.7%) in 2022.
(3)Other includes Northeast (5.5%), Southwest (1.8%), Mid-Atlantic (1.2%) and Other (0.9%) in 2023 and Northeast (5.5%), Southwest (2.3%), Mid-Atlantic (1.4%) and Other (0.3%) in 2022.
(4)$4.0 million and $4.3 million of the General CECL Allowance for 2023 and 2022, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

Risk Rating
We assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan to value ("LTV") ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. We apply these various factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. This review is performed quarterly. Based on a 5-point scale, our loans are rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:
    1.    Very low risk
    2.    Low risk
    3. Moderate/average risk
    4. High risk/potential for loss: a loan that has a risk of realizing a principal loss
    5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss, or an impairment has been recorded

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of September 30, 2023 and December 31, 2022, respectively ($ in thousands):

September 30, 2023
				Amortized Cost by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	3	192,291	2.4%	—	—	—	—	126,658	65,633
3	42	7,452,050	93.1%	169,707	2,610,749	2,271,332	372,957	1,414,255	613,051
4	2	88,312	1.1%	—	—	—	—	—	88,312
5	2	268,683	3.4%	—	—	—	169,881	—	98,802
Total	49	$8,001,336	100.0%	$169,707	$2,610,749	$2,271,332	$542,838	$1,540,913	$865,798
General CECL Allowance(1)		(27,305)
Total carrying value, net		$7,974,031

Weighted Average Risk Rating		3.1
Gross write-offs		$81,890		$—	$—	$—	$—	$—	$81,890

December 31, 2022
				Amortized Cost by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2022	2021	2020	2019	2017	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	2	65,943	0.8%	—	—	—	—	—	65,943
3	54	8,401,925	96.5%	2,575,455	2,462,499	687,329	1,637,050	479,769	559,823
4	2	27,451	0.3%	—	—	—	—	19,951	7,500
5	3	212,895	2.4%	—	—	—	—	—	212,895
Total	61	$8,708,214	100.0%	$2,575,455	$2,462,499	$687,329	$1,637,050	$499,720	$846,161
General CECL Allowance(1)		(26,224)
Total carrying value, net		$8,681,990

Weighted Average Risk Rating		3.0
Gross write-offs		$7,000		$—	$—	$—	$—	$—	$7,000
———————
(1)$4.0 million and $4.3 million of the General CECL Allowance for 2023 and 2022, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.
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
The following schedule illustrates changes in CECL Allowances for the nine months ended September 30, 2023 ($ in thousands):

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(1)
		Funded	Unfunded	Total		General	Total
December 31, 2022	$133,500	$26,224	$4,347	$30,571	$164,071	0.36%	1.86%
Changes:
Q1 Allowances(2)	—	4,043	348	4,391	$4,391
March 31, 2023	$133,500	$30,267	$4,695	$34,962	$168,462	0.42%	1.95%
Changes:
Q2 Allowances(3)	141,480	2,009	139	2,148	143,628
Q2 Write-offs(4)	(81,980)	—	—	—	(81,980)
June 30, 2023	$193,000	$32,276	$4,834	$37,110	$230,110	0.46%	2.70%
Changes:
Q3 Reversals(5)	—	(4,971)	(862)	(5,833)	(5,833)
September 30, 2023	$193,000	$27,305	$3,972	$31,277	$224,277	0.40%	2.74%
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
(5)During the three months ended September 30, 2023, our General CECL Allowance decreased by $5.8 million, primarily due to loan prepayments and portfolio seasoning.

The following schedule illustrates changes in CECL Allowances for the nine months ended September 30, 2022 ($ in thousands):

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(1)
		Funded	Unfunded	Total		General	Total
December 31, 2021	$145,000	$33,588	$3,106	$36,694	$181,694	0.49%	2.26%
Changes:
Q1 Allowances (Reversals)(2)	30,000	(12,211)	822	(11,389)	18,611
March 31, 2022	$175,000	$21,377	$3,928	$25,305	$200,305	0.32%	2.34%
Changes:
Q2 Allowances (Reversals)(3)	(3,000)	1,985	71	2,056	(944)
June 30, 2022	$172,000	$23,362	$3,999	$27,361	$199,361	0.33%	2.18%
Changes:
Q3 (Reversals), net(4)	$(53,000)	$(1,377)	$(1,187)	(2,564)	(55,564)
September 30, 2022	$119,000	$21,985	$2,812	$24,797	$143,797	0.30%	1.62%
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
(4)During the three months ended September 30, 2022, the $53.0 million Specific CECL Allowance was reversed on an urban predevelopment first mortgage loan in Miami, FL because the collateral which secures the loan was under contract to be sold in the near term at a higher value than the carrying value of the loan pre-reversal. General CECL Allowance decreased by $2.6 million primarily due to portfolio seasoning and sale of unfunded commitments, which was partially offset by one new loan origination and a more adverse macroeconomic outlook.

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

We derived an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the third quarter of 2023 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period. At the onset of the COVID-19 pandemic in 2020, we adopted a shortened four quarter forecast period in response to heightened macroeconomic uncertainty brought by the pandemic. With the effects of the pandemic gradually easing in response to global and domestic vaccination efforts and other public safety measures, we reverted to a longer forecast period of six quarters effective December 31, 2022 and further extended to eight quarters effective March

31, 2023. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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
We have made an accounting policy election to exclude accrued interest receivable ($68.6 million and $65.4 million as of September 30, 2023 and December 31, 2022, respectively), included in other assets on our condensed consolidated balance sheets, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner.
Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.
The following schedule sets forth our General CECL Allowance as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023	December 31, 2022
Commercial mortgage loans, net	$26,340	$22,848
Subordinate loans and other lending assets, net	965	3,376
Unfunded commitments(1)	3,972	4,347
Total General CECL Allowance	$31,277	$30,571
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

The following table summarizes our risk rated 5 loans as of September 30, 2023, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk rating
Mortgage
	Retail(1)(2)	Cincinnati, OH	$165,802	$67,000	$98,802	Non-Accrual/ 10/1/2019	5
Mortgage total:			$165,802	$67,000	$98,802

Mezzanine
	Residential(3)	Manhattan, NY	$295,881	$126,000	$169,881	Non-Accrual/ 7/1/2021	5
Mezzanine total:			$295,881	$126,000	$169,881
Total:			$461,683	$193,000	$268,683
———————
(1)The fair value of retail collateral was determined by applying a capitalization rate of 8.5%.
(2)In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of the venture’s equity and we contributed 90%. The entity was deemed to be a Variable Interest Entity (a "VIE") and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. During the three and nine months ended September 30, 2023 and 2022, $0.6 million and $1.9 million, respectively and $0.6 million and $1.2 million, respectively, of interest paid was applied towards reducing the carrying value of the loan. The related profit and loss from the joint venture was immaterial for the three and nine months ended September 30, 2023 and 2022. During the three months ended June 30, 2023, the loan's maturity was extended from September 2023 to September 2024.
(3)The fair value of the residential collateral was determined by making certain projections and assumptions with respect to future performance and a discount rate of 10%.
We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis for loans on non-accrual was $680.7 million and $468.0 million as of September 30, 2023 and December 31, 2022, respectively. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. For the three and nine months ended September 30, 2023, we received $0.6 million and $1.9 million, respectively, in interest that reduced amortized cost under the cost recovery method compared to $2.1 million and $2.6 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023 and December 31, 2022, the amortized cost basis for loans with accrued interest past due 90 or more days was $680.7 million and $581.3 million, respectively. As of September 30, 2023 and December 31, 2022, there were no loans with accrued interest between 30 and 89 days past due, respectively.
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
In accordance with ASC 326, "Financial Instruments – Credit Losses" and adoption of ASU 2022-02 "Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures", we have classified the refinancing of the Senior Mezzanine Loan and Junior Mezzanine Loan as an interest rate reduction and term extension. The modified loan terms as discussed above have been reflected in our calculation of CECL for the quarter ended September 30, 2023. Refer to "CECL" section above for additional information regarding our calculation of CECL Allowance.
As of September 30, 2023 the aggregate amortized cost of the Senior Mezzanine Loan and Junior Mezzanine A Loan totaled $383.0 million (net of $126.0 million Specific CECL Allowance), or 4.8% of our aggregate commercial mortgage loans and subordinate loans and other lending assets by amortized cost. The Junior Mezzanine B Loan was fully written off as of June 30, 2023, as discussed below.

As of March 31, 2022, sales velocity on the underlying property lagged behind the borrower's business plan and management's expectations. Based on this information as of March 31, 2022, we deemed the borrower to be experiencing financial difficulty and accordingly changed the risk rating to a five and recorded $30.0 million of Specific CECL Allowance on the Junior Mezzanine B Loan. During the three months ended December 31, 2022, we recorded an additional $36.5 million Specific CECL Allowance on the Junior Mezzanine B Loan due to a slower sales pace across the ultra-luxury residential segment at the end of 2022 in response to broader market uncertainty, bringing the total loan Specific CECL Allowance to $66.5 million as of December 31, 2022.
During the three months ended June 30, 2023, property sales continued to trail behind the borrower's business plan. Accordingly, as of May 1, 2023, we ceased accruing interest on the Senior Loan and the Senior Mezzanine Loan. Additionally, during the three months ended June 30, 2023, we recorded a $126.0 million Specific CECL Allowance on the Junior Mezzanine A Loan and downgraded its risk rating to a five. We also increased the previously recorded Specific CECL Allowance on the Junior Mezzanine B Loan by $15.5 million during the three months ended June 30, 2023. As of June 30, 2023, we deemed the $82.0 million Junior Mezzanine B Loan to be unrecoverable. Accordingly, we wrote off the Junior Mezzanine B's total Specific CECL Allowance of $82.0 million and recorded a realized loss of $82.0 million within net realized loss on investments in our June 30, 2023 condensed consolidated statement of operations.
During the three months ended September 30, 2023, we negotiated with the subordinate capital provider to relinquish its junior mezzanine loan and preferred equity interests for $1.0 million. The respective expense was recorded in other income, net in the condensed consolidated statement of operations. There was no impact to the basis of our Senior Loan, Senior Mezzanine Loan, or Junior Mezzanine A Loan and no impact to our Specific CECL Allowance.
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
As of September 30, 2023 there were no unfunded commitments related to borrowers experiencing financial difficulty. As of December 31, 2022, there were $9.5 million of unfunded commitments related to borrowers experiencing financial difficulty.
Other Loan and Lending Assets Activity
During the three and nine months ended September 30, 2023, we recognized no payment-in-kind interest. During the three and nine months ended September 30, 2022, we recognized $2.7 million and $8.3 million of payment-in-kind interest, respectively.
We recognized $0.2 million and $0.4 million of pre-payment penalties and accelerated fees for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $2.5 million for the three and nine months ended September 30, 2022, respectively.
As of December 31, 2022, we held a subordinate risk retention interest in a securitization vehicle. The underlying mortgage related to our subordinate risk retention interest was secured by a portfolio of properties located throughout the United States. Our maximum exposure to loss from our subordinate risk retention interest was limited to its book value, which was $51.1 million as of December 31, 2022, and included within subordinate loans and other lending assets, net on our consolidated balance sheet. Additionally, as of December 31, 2022, its weighted average maturity was 1.4 years. During the three months ended September 30, 2023, this subordinate risk retention interest was repaid in full.
During the first quarter of 2023, we received £72.2 million ($88.4 million assuming conversion into U.S. Dollars ("USD")) full repayment of one of our commercial mortgage loans secured by an office property in London, United Kingdom, including all default interest accrued to date, which was approximately $0.7 million. In conjunction with the repayment, we are no longer recording the previously sold subordinate interest as a secured borrowing on our consolidated balance sheet, which had an amortized cost basis of £20.8 million ($25.1 million assuming conversion into USD). Refer to "Note 12 – Participations Sold" for additional detail related to the subordinate interest.

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
During the three months ended September 30, 2022, one of our commercial mortgage loans collateralized by an office building located in London, United Kingdom was not repaid upon its contractual maturity, triggering an event of default. To provide the borrower with additional time to refinance the loan, we agreed to a conditional waiver of the event of default, and modified the terms of the loan agreement to include (i) a short term extension and (ii) default interest of 2.0%, which we commenced accruing in addition to our contractual rate. In January 2023, the first mortgage loan, including participations sold, was fully satisfied, including all contractual and default interest accrued to date.
Loan Sales
From time to time, we may enter into sale transactions with other parties. All sale transactions are evaluated in accordance with ASC 860, "Transfers and Servicing" ("ASC 860").
During the first quarter of 2023, we sold our entire interests in three commercial mortgage loans secured by various properties in Europe, with aggregate commitments of €205.7 million ($219.0 million assuming conversion into USD, of which €115.0 million or $122.4 million assuming conversion into USD, was funded at the time of sale). Additionally, we sold a partial interest of £15.0 million ($18.2 million assuming conversion into USD) in a commercial mortgage loan secured by a mixed-use property located in London, United Kingdom. These sales were made to entities managed by affiliates of the Manager. We evaluated the transaction under ASC 860 and determined the sale of our entire interests and the sale of the partial interest met the criteria for sale accounting. We recorded a net gain of approximately $0.2 million in connection with these sales during the first quarter of 2023 within net realized loss on investments in condensed consolidated statement of operations.
Note 5 – Real Estate Owned
Real Estate Owned, Held for Investment
As of September 30, 2023, assets and liabilities related to real estate owned, held for investment consisted of two properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., and the Brooklyn Development, a multifamily development property located in downtown Brooklyn, NY.
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
As of March 1, 2023, due to market conditions, we curtailed active marketing efforts, and reclassified the REO Fixed Assets and liabilities from real estate owned, held for sale to real estate owned, held for investment, net in accordance with ASC Topic 360.

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
As of September 30, 2023 and December 31, 2022, the value of net real estate assets related to the D.C. Hotel was $153.2 million and $155.9 million, respectively. For the three and nine months ended September 30, 2023, we recorded net income from hotel operations of $0.5 million and $4.3 million, respectively. For the three and nine months ended September 30, 2022, we recorded net income from hotel operations of $1.1 million and $5.3 million, respectively.
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
On August 3, 2022, we acquired legal title of the property through a deed-in-lieu of foreclosure and accounted for the asset acquisition in accordance with ASC 805. At that time, our amortized cost basis in the commercial mortgage loan was $226.5 million. We recorded the real estate assumed at a fair value of $270.1 million based on the market value of the land. We recognized a realized gain of $43.6 million, recorded within realized gain (loss) on investments on our consolidated statement of operations, which reflects the difference between the fair value of the property and the carrying value of the loan at the time of acquisition. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs, including comparable sales of similar properties in the market. During the three and nine months ended September 30, 2023, we capitalized construction and financing costs of $17.6 million and $46.7 million, respectively. As of September 30, 2023 and December 31, 2022, our cost basis in the property was $349.3 million and $302.7 million, respectively.
Upon taking title, we concurrently contributed the property to a joint venture with a third-party real estate developer. The entity was deemed to be a VIE, of which we were determined to be the primary beneficiary. Through our wholly owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement. Concurrently with taking title to the property, we obtained $164.8 million in construction financing on the property. As of September 30, 2023 and December 31, 2022, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheets was $161.2 million, net of $3.6 million in deferred financing costs and $160.3 million, net of $4.5 million in deferred financing costs, respectively.
The construction financing includes a maximum commitment of $388.4 million, an interest rate of term one-month SOFR+2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $100.0 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both September 30, 2023 and December 31, 2022, we were in compliance with these covenants.
To manage our exposure to variable cash flows on our borrowings under this construction financing, we entered into an interest rate cap on September 26, 2023. As of September 30, 2023, the fair value of the interest rate cap is $2.2 million and it is recorded within derivative assets, net on our condensed consolidated balance sheet. Refer to "Note 11 - Derivatives" for full detail.
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
During the three months ended June 30, 2023, we received an unsolicited offer from a third party to purchase the Atlanta Hotel and we expect the sale to occur during the fourth quarter of 2023. As of June 30, 2023, the hotel's assets and liabilities met the criteria to be classified as held for sale under ASC Topic 360, "Property, Plant, and Equipment." In accordance with ASC Topic 360, we ceased recording depreciation on the building and furniture, fixtures, and equipment on the condensed consolidated statement of operations and we have reclassified assets and liabilities from their respective condensed consolidated balance sheet line items to Assets related to real estate owned, held for sale and Liabilities related to real estate owned, held for sale.
As of September 30, 2023, the hotel's assets and liabilities continued to meet the criteria to be classified as held for sale and the value of net real estate assets related to the Atlanta Hotel was $75.3 million. For the three and nine months ended September 30, 2023 we recorded net income from the hotel's operations of $0.5 million and $1.9 million, respectively.
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	September 30, 2023	December 31, 2022
Interest receivable	$68,643	$65,383
Loan proceeds held by servicer	133,041	3,371
Other(1)	4,894	1,853
Total	$206,578	$70,607
  ———————
(1)Includes $2.3 million of other assets from Real Estate Owned, Held for Investment as of September 30, 2023. Refer to "Note 5 – Real Estate Owned" for additional information.
Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility. During the nine months ended September 30, 2023, we entered into three new secured debt arrangements, including credit facilities with Banco Santander, S.A., New York Branch and Churchill MRA Funding I LLC, and a revolving credit facility administered by Bank of America, N.A. ("Revolving Credit Facility") which provided a combined $600.0 million of additional capacity, and upsized the Atlas Facility, as defined in this Form 10-Q, by $83.3 million.

Our borrowings under secured debt arrangements at September 30, 2023 and December 31, 2022 are detailed in the following table ($ in thousands):

	September 30, 2023			December 31, 2022
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)(4)	$1,483,312	$1,155,531	September 2026	$1,532,722	$1,306,320	September 2026
JPMorgan Facility - GBP(3)(4)	16,688	16,688	September 2026	67,278	67,278	September 2026
Deutsche Bank Facility - USD(3)	700,000	275,815	March 2026	700,000	385,818	March 2026
Atlas Facility - USD(5)	689,770	663,817	April 2027(6)(7)	635,653	632,747	August 2026(6)(7)
HSBC Facility - GBP	367,922	367,922	April 2025	364,423	364,423	April 2025
HSBC Facility - EUR	269,518	269,518	January 2026(7)	272,890	272,890	January 2026
Goldman Sachs Facility - USD	300,000	17,868	November 2025(8)	300,000	70,249	November 2025(8)
Barclays Facility - USD	200,000	109,843	June 2027(6)	200,000	111,909	June 2027
MUFG Securities Facility - GBP	196,137	196,137	June 2025(6)	194,272	194,272	June 2025

Churchill Facility - USD	130,000	127,822	March 2026	—	—	N/A
Santander Facility - USD	300,000	75,000	February 2026(6)	—	—	N/A
Santander Facility - EUR	57,094	53,267	August 2024	57,807	53,320	August 2024
Total Secured Credit Facilities	4,710,441	3,329,228		4,325,045	3,459,226
Barclays Private Securitization - GBP, EUR, SEK	1,818,199	1,818,199	February 2026(7)	1,850,076	1,850,076	February 2026(7)
Revolving Credit Facility - USD(9)	170,000	—	March 2026	—	—	N/A
Total Secured Debt Arrangements	6,698,640	5,147,427		6,175,121	5,309,302
Less: deferred financing costs	N/A	(11,572)		N/A	(12,477)
Total Secured Debt Arrangements, net(10)(11)(12)	$6,698,640	$5,135,855		$6,175,121	$5,296,825
———————
(1)As of September 30, 2023, British Pound Sterling("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.22, 1.06, and 0.09, respectively. As of December 31, 2022, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.21, 1.07 and 0.10, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)The JPMorgan Facility and Deutsche Bank Facility enable us to elect to receive advances in USD, GBP, or EUR.
(4)The JPMorgan Facility allows for $1.5 billion of maximum borrowings in total as of September 30, 2023. The JPMorgan Facility was temporarily upsized from $1.5 billion to $1.6 billion during August 2022 and the maximum borrowings decreased to $1.5 billion as of January 2023.
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
(10)Weighted-average borrowing costs as of September 30, 2023 and December 31, 2022 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.45% / GBP: +1.99% / EUR: +1.65% / SEK: +1.50% and USD: +2.28% / GBP: +2.02% / EUR: +1.54%/ SEK: +1.50%, respectively.
(11)Weighted average advance rates based on cost as of September 30, 2023 and December 31, 2022 were 68.7% (65.0% (USD) / 71.6% (GBP) / 72.1% (EUR) / 80.4% (SEK)) and 68.8% (63.9% (USD) / 74.0% (GBP) / 72.1% (EUR) / 80.5% (SEK)), respectively.
(12)As of September 30, 2023 and December 31, 2022, approximately 58% and 58% of the outstanding balance under these secured borrowings were recourse to us.
Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of September 30, 2023 and December 31, 2022, the weighted average haircut under our secured debt arrangements was approximately 31.3% and 31.2%, respectively. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.
Atlas Facility
On February 8, 2023, in connection with the acquisition by certain subsidiaries of Atlas Securitized Products Holdings (“Atlas”), which is a wholly-owned investment of a fund managed by an affiliate of the Manager, of certain warehouse assets and liabilities of the Credit Suisse AG Securitized Products Group ("Credit Suisse AG")(the “Transaction”), the Credit Suisse Facility was acquired by Atlas ("Atlas Facility"). In order to effect the assignment of the Credit Suisse Facility and related agreements, the Company and one of its subsidiaries, similar to the other sellers and guarantors party to the subject agreements in the Transaction, entered into an Omnibus Assignment, Assumption and Amendment Agreement as well as certain related agreements with Credit Suisse AG and Atlas. Refer to "Note 15 - Related Party Transactions" for further discussion regarding the transaction.
Revolving Credit Facility
On March 3, 2023, we entered into the Revolving Credit Facility administered by Bank of America, N.A. Revolving Credit Facility provides up to $170.0 million of borrowings secured by qualifying commercial mortgage loans and real property owned assets. The Revolving Credit Facility has a term of three years, maturing in March 2026. The Revolving Credit Facility enables us to borrow on qualifying commercial mortgage loans for up to two years and real property owned assets for up to six months. As of September 30, 2023 we had no borrowings outstanding on the Revolving Credit Facility. During the three and nine months ended September 30, 2023, we recorded $86.9 thousand and $200.2 thousand, respectively in unused fees related to the Revolving Credit Facility.

The guarantees related to the Revolving Credit Facility contain the following financial covenants: (i) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million; (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 4:1; (iii) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017; and (iv) maintain a minimum interest coverage ratio of 1.5:1. We were in compliance with the covenants under the Revolving Credit Facility as of September 30, 2023. Subsequent to September 30, 2023, we modified our interest coverage ratio covenant to a minimum of 1.4 to 1.
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
The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,537,840	$1,519,137
EUR	5	726,912	723,610
SEK	1	236,381	234,376
Total	13	$2,501,133	$2,477,123

	December 31, 2022
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,495,616	$1,475,241
EUR	5	752,531	747,240
SEK	1	248,064	245,714
Total	13	$2,496,211	$2,468,195
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of September 30, 2023 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$1,114,701	June 2026
Total/Weighted-Average EUR	514,393	June 2025(3)
Total/Weighted-Average SEK	189,105	May 2026
Total/Weighted-Average Securitization	$1,818,199	February 2026
———————
(1)As of September 30, 2023, we had £913.8 million, €486.5 million, and kr2.1 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheets ($ in thousands):

	September 30, 2023	December 31, 2022
Assets:
Cash	$1,740	$758
Commercial mortgage loans, net(1)	2,477,123	2,468,195
Other Assets	39,055	30,992
Total Assets	$2,517,918	$2,499,945
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $2.0 million and $2.3 million in 2023 and 2022, respectively)	$1,816,213	$1,847,799
Accounts payable, accrued expenses and other liabilities(2)	7,623	8,814
Total Liabilities	$1,823,836	$1,856,613
———————
(1)Net of the General CECL Allowance of $7.2 million and $8.2 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $2.7 million and $2.9 million as of September 30, 2023 and December 31, 2022, respectively.

The table below provides the net income (loss) of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net Interest Income:
Interest income from commercial mortgage loans	$56,537	$30,518	$156,295	$86,695
Interest expense	(30,379)	(12,668)	(80,753)	(32,830)
Net interest income	$26,158	$17,850	$75,542	$53,865
General and administrative expense	(2)	—	(9)	—
Decrease (increase) in current expected credit loss allowance, net	1,744	889	1,169	4,698
Foreign currency translation gain (loss)	(24,266)	(50,237)	(3,555)	(111,745)
Net Income (Loss)	$3,634	$(31,498)	$73,147	$(53,182)
At September 30, 2023, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$356,095	$586,476	$229,648	$—	$1,172,219
Deutsche Bank Facility	95,686	180,129	—	—	275,815
Atlas Facility	—	83,300	580,517	—	663,817
HSBC Facility	—	637,440	—	—	637,440

Goldman Sachs Facility	—	17,868	—	—	17,868
Barclays Facility	—	—	109,843	—	109,843
MUFG Securities Facility	—	196,137	—	—	196,137
Churchill Facility	—	127,822	—	—	127,822
Santander Facility - USD	—	75,000	—	—	75,000
Santander Facility - EUR	53,267	—	—	—	53,267
Barclays Private Securitization	253,436	781,989	782,774	—	1,818,199
Total	$758,484	$2,686,161	$1,702,782	$—	$5,147,427
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at September 30, 2023, as well as the maximum and average month-end balances for the nine months ended September 30, 2023 for our borrowings under secured debt arrangements ($ in thousands).

	As of September 30, 2023		For the nine months ended September 30, 2023
	Balance	Amortized Cost of Collateral	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,172,219	$1,981,220	$1,324,226	$1,226,645
Deutsche Bank Facility	275,815	417,733	385,818	338,297
Goldman Sachs Facility	17,868	35,852	70,249	35,181
Atlas Facility	663,817	932,656	688,126	668,655
HSBC Facility	637,440	822,049	667,430	651,260
Barclays Facility	109,843	136,354	111,909	111,450
MUFG Securities Facility	196,137	266,007	206,362	200,256
Churchill Facility	127,822	169,707	130,000	128,780
Santander Facility - USD	75,000	99,560	75,000	66,667
Santander Facility - EUR	53,267	71,023	55,403	54,244
Barclays Private Securitization	1,818,199	2,484,328	1,937,131	1,877,409
Total	$5,147,427	$7,416,489

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
Debt Covenants

The guarantees related to our secured debt arrangements contain the following financial covenants: (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017; (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 3.75:1; and (iii) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance is added back to our tangible net worth calculation. Subsequent to September 30, 2023, we modified our interest coverage ratio covenant related to our Revolving Credit Facility to a minimum of 1.4 to 1 from a minimum of 1.5 to 1.
We were in compliance with the covenants under each of our secured debt arrangements and Revolving Credit Facility at September 30, 2023 and December 31, 2022. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, foreign currency fluctuations, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.
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
The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During the three and nine months ended September 30, 2023 and 2022, we repaid $1.3 million and $3.8 million, of principal respectively related to the 2026 Term Loan. During the three and nine months ended September 30, 2023 and 2022, we repaid $0.75 million and $2.25 million, of principal respectively related to the 2028 Term Loan.
The following table summarizes the terms of the Term Loans as of September 30, 2023 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$478,750	$(923)	$(4,685)	$473,142	2.86%	5/15/2026
2028 Term Loan	292,500	(1,893)	(3,368)	287,239	3.61%	3/11/2028
Total	$771,250	$(2,816)	$(8,053)	$760,381
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
The following table summarizes the terms of the Term Loans as of December 31, 2022 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$482,500	$(1,190)	$(6,106)	$475,204	2.75%	5/15/2026
2028 Term Loan	294,750	(2,214)	(3,927)	288,609	3.50%	3/11/2028
Total	$777,250	$(3,404)	$(10,033)	$763,813
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
Covenants
The financial covenants of the Term Loans include the requirements that we maintain: (i) a maximum ratio of total recourse debt to tangible net worth of 4:1; and (ii) a maximum ratio of total unencumbered assets to total pari-passu indebtedness of 2.50:1. We were in compliance with the covenants under the Term Loans at September 30, 2023 and December 31, 2022.
Interest Rate Cap
During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limited the maximum all-in coupon on our 2026 Term Loan to 3.50%. The interest rate cap matured on June 15, 2023 and the effective all-in coupon on our 2026 Term Loan increased to one month SOFR plus the spread of 2.86%.
During 2023, through the interest rate cap maturity, LIBOR exceeded the cap rate of 0.75%. As such, during the nine months ended September 30, 2023, we realized a gain from the interest rate cap in the amount of $9.1 million, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations. The realized gain was a result of the increase in the current interest rate forward curve. As the interest rate cap matured during the three months ended June 30, 2023, there was no realized gain or loss recorded during three months ended September 30, 2023.
Note 9 – Senior Secured Notes, Net
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $495.4 million and $494.8 million, net of deferred financing costs of $4.6 million and $5.2 million, as of September 30, 2023 and December 31, 2022, respectively.
Covenants
The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of September 30, 2023 and December 31, 2022, we were in compliance with all covenants.
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
During the fourth quarter of 2018, we issued $230.0 million of 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2022 Notes, the "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses. At September 30, 2023, the 2023 Notes had a carrying value of $176.0 million, inclusive of an unamortized discount of $0.1 million.
The following table summarizes the terms of the 2023 Notes as of September 30, 2023 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2023 Notes	176,064	5.38%	5.74%	48.7187	10/15/2023	0.04
Total	$176,064
The following table summarizes the terms of the 2023 Notes as of December 31, 2022 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2023 Notes	230,000	5.38%	5.85%	48.7187	10/15/2023	0.79
Total	$230,000
———————
(1)Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital. The effective rate as of both September 30, 2023 and December 31, 2022 reflects adoption of ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity" ("ASU 2020-06") and early extinguishment of debt.
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
We may not redeem the 2023 Notes prior to maturity except in limited circumstances. During the first and second quarters of 2023, we repurchased $7.1 million and $36.8 million, respectively, in aggregate principal of the 2023 Notes at a weighted average price of 97.0% and 99.3%, respectively. During the third quarter of 2023, we repurchased an additional $10.0 million aggregate principal of the 2023 Notes at a price of 99.7%. These transactions happened in the open market as a result of reverse inquiries from investors with no solicitation from us. As a result of these transactions, during the three and nine months ended September 30, 2023, we recorded a gain of $30.0 thousand and $0.5 million, respectively, within realized gain on extinguishment of debt in our September 30, 2023 condensed consolidated statement of operations. The gain represents the difference between the repurchase price and the carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs. The closing price of our common stock on September 30, 2023 of $10.13 was less than the per share conversion price of the 2023 Notes at such time. Subsequent to September 30, 2023, we repaid the remaining principal of the 2023 Notes of $176.1 million at par.
The aggregate contractual interest expense was approximately $2.4 million and $8.2 million for the three and nine months ended September 30, 2023 and $5.5 million and $19.8 million for the three and nine months ended September 30, 2022, respectively. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $0.3 million and $1.1 million for the three and nine months ended September 30, 2023 as compared to $0.6 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.
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
The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of both September 30, 2023 and December 31, 2022, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.
The following table summarizes our non-designated Fx forwards and interest rate cap as of September 30, 2023:

	September 30, 2023
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	110	934,662	GBP	October 2023 - February 2027	1.29
Fx contracts - EUR	99	424,355	EUR	October 2023 - August 2026	1.17
Fx contracts - SEK	17	689,627	SEK	November 2023 - May 2026	2.36
Interest rate cap	1	164,835	USD	October 2024	1.00

The following table summarizes our non-designated Fx forwards and interest rate cap as of December 31, 2022:

	December 31, 2022
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	124	936,930	GBP	January 2023 - February 2027	1.78
Fx contracts - EUR	130	576,240	EUR	January 2023 - November 2025	1.78
Fx contracts - SEK	19	730,432	SEK	February 2023 - May 2026	2.95
Interest rate cap	1	500,000	USD	June 2023	0.46

We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our forward currency contracts for the nine months ended September 30, 2023 and 2022 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2023	2022	2023	2022
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$28,244	$108,428	$(27,709)	$221,623
Forward currency contracts	Realized gain on derivative instruments	11,246	20,824	35,948	35,604
Total		$39,490	$129,252	$8,239	$257,227
In June 2020, we entered into an interest rate cap for approximately $1.1 million, which matured on June 15, 2023. Our interest rate cap managed our exposure to variable cash flows on our borrowings under the senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This effectively limited the maximum all-in coupon on our senior secured term loan to 3.50%. The unrealized gain or loss related to the interest rate cap was recorded net under unrealized gain on interest rate hedging instruments in our consolidated statement of operations. During 2023, through the interest rate cap maturity, LIBOR exceeded the cap rate of 0.75%. As such, during the nine months ended September 30, 2023, we realized a gain from the interest rate cap in the amount of $9.1 million, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations. The realized gain was a result of the increase in current interest rates. As the interest rate cap matured during the second quarter of 2023, there was no realized gain or loss recorded during three months ended September 30, 2023. There was no realized gain recorded during the nine months ended September 30, 2022.
On September 26, 2023, we entered into an interest rate cap with a notional amount of $164.8 million. We use our interest rate cap to hedge our exposure to variable cash flows on our construction loan. The interest rate cap effectively limits SOFR from exceeding 4.00% which results in the maximum all-in coupon on our construction financing of 6.55%. The unrealized gain or loss related to the interest rate cap was recorded under gain on interest rate hedging instruments in our condensed consolidated statement of operations. There was no realized gain or loss recorded during the three and nine months ended September 30, 2023.
The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our interest rate caps for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location of Gain (Loss) Recognized in Income	2023	2022	2023	2022
Interest rate cap	Unrealized gain (loss) on interest rate hedging instruments	$(70)	$1,044	$(9,211)	$10,808
Interest rate cap	Realized gain on interest rate hedging instruments	—	—	9,089	—
Total		$(70)	$1,044	$(122)	$10,808

The following tables summarize the gross asset and liability amounts related to our derivatives at September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023			December 31, 2022
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$112,698	$(20,908)	$91,790	$143,285	$(23,786)	$119,499
Interest rate cap	2,247	—	2,247	9,141	—	9,141
Total derivative assets (liabilities)	$114,945	$(20,908)	$94,037	$152,426	$(23,786)	$128,640

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
The table below details participations sold included in our condensed consolidated balance sheets ($ in thousands):

	September 30, 2023	December 31, 2022
Participation sold on commercial mortgage loans	$—	$25,130
Total participations sold	$—	$25,130
Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	September 30, 2023	December 31, 2022
Collateral held under derivative agreements	$99,260	$138,620
Accrued dividends payable	53,022	53,203
Accrued interest payable	38,624	23,943
Accounts payable and other liabilities(1)	8,023	7,247
General CECL Allowance on unfunded commitments(2)	3,972	4,347
Total	$202,901	$227,360
  ———————
(1)Includes $7.0 million and $1.1 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at September 30, 2023 and December 31, 2022, respectively.
(2)Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of September 30, 2023 and December 31, 2022, respectively.
Note 14 – Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2009. As a REIT, U.S. federal income tax law generally requires us to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that we pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We are also subject to U.S. federal, state and local income taxes on our domestic taxable REIT subsidiaries ("TRS") based on the tax jurisdictions in which they operate.

During the three and nine months ended September 30, 2023, we recorded a current income tax provision of $0.5 million related to activities of our taxable REIT subsidiaries. We did not record any income tax provision during the three and nine months ended September 30, 2022.

As of September 30, 2023, we had a $0.6 million income tax asset related to the operating activities of our TRS entities. There were no income tax assets or liabilities as of December 31, 2022. As of September 30, 2023 and December 31, 2022, there were no material deferred tax assets or liabilities.

As of September 30, 2023, we had net operating losses of $8.0 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods.

As of September 30, 2023, tax years 2019 through 2022 remain subject to examination by taxing authorities.
Note 15 – Related Party Transactions
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
We incurred approximately $9.5 million and $28.4 million in base management fees under the Management Agreement for the three and nine months ended September 30, 2023, respectively, as compared to $9.7 million and $28.6 million for the three and nine months ended September 30, 2022, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and nine months ended September 30, 2023, we paid expenses totaling $0.8 million and $2.1 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $0.9 million and $3.1 million for the three and nine months ended September 30, 2022, respectively. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheets based on the nature of the item.
Included in payable to related party on our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 is approximately $9.5 million and $9.7 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
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
During the third quarter of 2022, we transferred £293.4 million ($327.7 million assuming conversion into USD) of unfunded commitments related to a mixed-use development property located in London, United Kingdom to entities managed by affiliates of the Manager.
During the first quarter of 2023, we transferred interests in, (i) three commercial mortgage loans secured by various properties in Europe, with aggregate commitments of €205.7 million (of which €115.0 million was funded at the time of sale), and (ii) a partial interest of £15.0 million in a commercial mortgage loan secured by a mixed-use property located in London, United Kingdom. These transfers were made to entities managed by affiliates of the Manager. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure.
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
Italian Direct Lending Structure
In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by
Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the
"AIFM"), an affiliate of the Manager. The fees incurred during the nine months ended September 30, 2023 were de minimis. During three and nine months ended September 30, 2022, the AIF incurred $11,000 and $57,000 in fees payable to the AIFM, which is recorded in Management fees to related party in our condensed consolidated statement of operations.
Atlas Facility

On February 8, 2023, in connection with the acquisition by certain subsidiaries of Atlas, which is a wholly-owned investment of a fund managed by an affiliate of the Manager, the Credit Suisse Facility was acquired by Atlas. In order to effect the assignment of the Credit Suisse Facility and related agreements, the Company and one of its subsidiaries, similar to the other sellers and guarantors party to the subject agreements in the Transaction, entered into an Omnibus Assignment, Assumption and Amendment Agreement as well as certain related agreements with Credit Suisse AG and Atlas. At the time of acquisition, we had $632.3 million of secured debt on the Credit Suisse Facility consisting of four commercial mortgage loans. During the three months ended September 30, 2023, one commercial mortgage loan was added to the Atlas Facility totaling $83.0 million in secured debt. Refer to "Note 7 – Secured Debt Arrangements, Net" " for additional discussion.
Note 16 – Share-Based Payments
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
We recognized stock-based compensation expense of $4.4 million and $13.1 million during the three and nine months ended September 30, 2023. We recognized stock-based compensation expense of of $4.5 million and $13.7 million during the three and nine months ended September 30, 2022 respectively, related to restricted stock and RSU vesting.
The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the nine months ended September 30, 2023:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2022	56,102	2,865,154
Granted	75,754	—	$0.7
Vested	(52,768)	(30,641)	N/A
Forfeiture	—	(17,328)	N/A
Outstanding at September 30, 2023	79,088	2,817,185

Below is a summary of restricted stock and RSU vesting dates as of September 30, 2023:

Vesting Year	Restricted Stock	RSUs	Total Awards
2023	—	1,358,418	1,358,418
2024	79,088	948,636	1,027,724
2025	—	510,131	510,131
Total	79,088	2,817,185	2,896,273

At September 30, 2023, we had unrecognized compensation expense of approximately $0.4 million and $21.4 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above. The unrecognized compensation expense related to the vesting of restricted awards and RSUs are expected to be recognized over a weighted average period of 1.3 years.
RSU Deliveries
During the nine months ended September 30, 2023 and 2022 we delivered 681,384 and 652,501 shares of common stock for 1,255,184 and 1,145,091 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $6.8 million and $7.0 million for the nine months ended September 30, 2023 and 2022, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.
Note 17 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2023, 141,353,133 shares of common stock were issued and outstanding, and 6,770,393 shares of 7.25% Series B-1 Preferred Stock were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.
Dividends. The following table details our dividend activity:

	Three months ended September 30,		Nine months ended September 30,
Dividends declared per share of:	2023	2022	2023	2022
Common Stock	$0.35	$0.35	$1.05	$1.05
Series B-1 Preferred Stock	$0.45	$0.45	$1.35	$1.35

Common Stock Repurchases. There was no common stock repurchase activity during the nine months ended September 30, 2023 and 2022. As of September 30, 2023, there was $172.2 million remaining authorized under our stock repurchase program.
Note 18 – Commitments and Contingencies
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
Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. Apollo appealed the decision with respect to the remaining claim. On October 5, 2023, the Appellate Division, First Department granted Apollo’s appeal, thereby dismissing the remaining claim against the Apollo entities who were co-lenders on the mezzanine loan, including the Subsidiary.
Loan Commitments. As described in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at September 30, 2023, we had $693 million of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.2 years weighted average tenor of these loans.
Note 19 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$307,845	$307,845	$222,030	$222,030
Commercial mortgage loans, net	7,561,254	7,487,855	8,121,109	8,083,410
Subordinate loans and other lending assets, net(1)	412,777	412,897	560,881	558,740
Secured debt arrangements, net	(5,135,855)	(5,135,855)	(5,296,825)	(5,296,825)
Term loans, net	(760,381)	(746,119)	(763,813)	(731,709)
Senior secured notes, net	(495,437)	(378,750)	(494,844)	(400,950)
2023 Notes	(176,018)	(175,844)	(229,361)	(225,366)
Debt related to real estate owned, held for investment, net	(161,245)	(161,245)	(160,294)	(160,294)
Participations sold	—	—	(25,130)	(25,130)
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
Note 20 – Net Income (Loss) per Share
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

The table below presents the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2023 and 2022 ($ in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic Earnings
Net income (loss)	$46,071	$183,030	$11,587	$269,219
Less: Preferred dividends	(3,068)	(3,068)	(9,204)	(9,204)
Net income (loss) available to common stockholders	$43,003	$179,962	$2,383	$260,015
Less: Dividends on participating securities	(989)	(898)	(2,989)	(2,698)
Basic Earnings (Loss)	$42,014	$179,064	$(606)	$257,317

Diluted Earnings
Basic Earnings (Loss)	$42,014	$179,064	$(606)	$257,317
Add: Dividends on participating securities	—	898	—	2,698
Add: Interest expense on Convertible Notes	—	5,684	—	20,608
Diluted Earnings	$42,014	$185,646	$(606)	$280,623

Number of Shares:
Basic weighted-average shares of common stock outstanding	141,350,428	140,594,987	141,255,730	140,513,957
Diluted weighted-average shares of common stock outstanding	141,350,428	164,350,132	141,255,730	169,252,602

Earnings (Loss) Per Share Attributable to Common Stockholders
Basic	$0.30	$1.27	$—	$1.83
Diluted	$0.30	$1.13	$—	$1.66

The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Convertible Notes is added back to the diluted earnings per share numerator, and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and nine months ended September 30, 2023, 8,741,770 and 10,129,968, respectively, weighted-average potentially issuable shares with respect to the Convertible Notes were excluded in the dilutive earnings per share denominator because the effect was anti-dilutive. For the three and nine months ended September 30, 2022, 21,187,719 and 26,057,847 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator because the effect was dilutive. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
For the three and nine months ended September 30, 2023, 2,832,265 and 2,966,277 weighted-average unvested RSUs were excluded in the calculation of diluted net income per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2022, 2,567,427 and 2,680,798 weighted-average unvested RSUs, were included in the calculation of diluted net income per share because the effect was dilutive.
Note 21 – Subsequent Events
Subsequent to the quarter ended September 30, 2023, the following events took place:
Investment Activity: We funded approximately $42.8 million for previously closed loans and capitalized an additional $7.2 million of construction and financing costs related to our real estate owned, held for investment.
Loan Repayments: We received approximately $33.2 million from loan repayments.
2023 Notes Repayment: We repaid the remaining principal of the 2023 Notes of $176.1 million at par.

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $617.1 billion as of June 30, 2023.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Current Market Conditions

Certain external events such as public health issues, including the ongoing COVID-19 pandemic, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, and more recent conflict between Israel and Hamas, have adversely impacted the global economy and have contributed to significant volatility in financial markets. Due to various uncertainties caused by such external events and recent macroeconomic trends, including inflation and rising interest rates, further business risks could arise. Some of the factors that impacted us to date and may continue to affect us are outlined in Item 1A. "Risk Factors" in our most recent Annual Report on Form 10-K.
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
We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the third quarter of 2023 provided by a third party, Trepp LLC. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which we determine an appropriate historical loss rate. This historical loss rate, and ultimately the General CECL Allowance we derive, is sensitive to the CMBS dataset we select.
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
Loan Portfolio Overview
The following table sets forth certain information regarding our loan portfolio as of September 30, 2023 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$7,561,254	9.4%	9.3%	$5,147,427	7.2%	$2,413,827
Subordinate loans and other lending assets, net	412,777	0.9%	0.9%	—	—	412,777
Total/Weighted-Average	$7,974,031	8.3%	8.9%	$5,147,427	7.2%	$2,826,604
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of September 30, 2023 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $11.6 million.
(4)    Cost of funds includes weighted average spread and applicable benchmark rates as of September 30, 2023 on secured debt arrangements.
(5)    Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio, on a loan-by-loan basis, as of September 30, 2023 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Hotel	3	10/2019	$333	$24		Y	08/2024	Various, Spain
2	Hotel	3	11/2021	214	15		Y	11/2026	Various, UK/Ireland
3	Hotel	3	05/2022	183	21		Y	06/2027	Napa Valley, CA
4	Hotel	3	07/2021	175	5			08/2026	Various, US
5	Hotel	3	11/2021	164	—			12/2026	St. Thomas, USVI
6	Hotel	3	09/2015	146	—			06/2024	Manhattan, NY
7	Hotel	3	04/2018	137	—			04/2024	Honolulu, HI
8	Hotel	2	08/2019	127	—			08/2024	Puglia, Italy
9	Hotel	3	10/2021	100	—			11/2026	New Orleans, LA
10	Hotel	3	06/2022	95	—			06/2025	Rome, Italy
11	Hotel	3	11/2018	90	—			12/2023	Vail, CO
12	Hotel	3	05/2019	46	—			12/2025	Chicago, IL
13	Hotel	2	12/2015	42	—			08/2024	St. Thomas, USVI
14	Hotel	3	02/2018	27	—			11/2024	Pittsburgh, PA
15	Office	3	03/2022	238	27		Y	04/2027	Manhattan, NY
16	Office	3	02/2022	214	345	Y		02/2027	London, UK
17	Office	3	06/2019	209	1			08/2026	Berlin, Germany
18	Office	3	01/2020	204	47		Y	03/2028	Long Island City, NY
19	Office	3	02/2020	169	5			02/2025	London, UK
20	Office	3	02/2022	156	—			06/2025	Milan, Italy
21	Office	3	11/2022	100	—			01/2025	Chicago, IL
22	Office	4	03/2018	81	—		Y	07/2025	Chicago, IL
23	Retail	3	04/2022	457	36			04/2027	Various, UK
24	Retail	3	10/2021	396	—			10/2026	Various, UK
25	Retail	3	08/2019	250	—		Y	09/2025	Manhattan, NY
26	Retail	3	05/2022	136	—			06/2027	Various, US

27	Retail(1)	5	11/2014	99	—			09/2024	Cincinnati, OH
28	Residential	3	12/2021	215	15			12/2026	Various, UK
29	Residential(2)	3	08/2022	199	—			09/2024	Manhattan, NY
30	Residential	3	03/2023	170	—			03/2026	Various, US
31	Residential	3	05/2022	91	3			06/2027	Manhattan, NY
32	Residential	3	05/2021	81	—			05/2026	Cleveland, OH
33	Residential	3	12/2021	70	7			01/2027	Manhattan, NY
34	Residential	3	12/2019	36	3			11/2025	Boston, MA
35	Healthcare	3	03/2022	366	—			03/2027	Various, MA
36	Healthcare	3	10/2019	154	—		Y	10/2024	Various, UK
37	Mixed Use	3	06/2022	116	18	Y	Y	06/2026	London, UK
38	Mixed Use	3	12/2019	43	—			03/2024	London, UK
39	Parking Garages	3	05/2021	219	5			05/2026	Various, US
40	Industrial	3	03/2021	235	—			05/2026	Various, Sweden
41	Mixed Use	3	12/2019	343	45	Y	Y	06/2025	London, UK
42	Mixed Use	3	03/2022	136	41		Y	03/2027	Brooklyn, NY
43	Caravan Parks	3	02/2021	200	—			02/2028	Various, UK
44	Portfolio(3)	3	06/2021	201	21			06/2026	Various, Germany
45	Urban Predevelopment	3	12/2022	124	9			01/2026	Miami, FL
	General CECL Allowance			(26)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.0		$7,561	$693			2.5 Years

Subordinate Loan and Other Lending Assets Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(2)	3	06/2015	$213	—			09/2024	Manhattan, NY
2	Residential(1)(2)	5	05/2020	170	—			09/2024	Manhattan, NY
3	Hotel	2	06/2015	23	—			07/2025	Phoenix, AZ
4	Office	4	08/2017	8	—			09/2024	Troy, MI
	General CECL Allowance			(1)
	Subtotal / Weighted-Average Subordinate Loans and Other Lending Assets	3.8		$413	$—			1.0 Years

	Total / Weighted-Average Loan Portfolio(4)	3.1		$7,974	$693			2.4 Years
———————
(1)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(2)Loans are secured by the same property.
(3)Includes portfolio of office, industrial, and retail property types.
(4)Total may not foot due to rounding.

Our average asset and debt balances for the nine months ended September 30, 2023 were ($ in thousands):

	Average month-end balances for the nine months ended September 30, 2023
Description	Assets	Related debt
Commercial mortgage loans, net	$7,986,707	$5,358,843
Subordinate loans and other lending assets, net	613,936	—
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

Investment Activity
During the nine months ended September 30, 2023, we committed $198.4 million of capital to loans ($181.0 million was funded at closing), including $174.0 million in connection with the refinancing of two floating rate first mortgages. In addition, during the nine months ended September 30, 2023, we funded $341.8 million for loans closed prior to 2023 and received $1.0 billion in repayments, including $139.8 million from loan sales.
Net Income (Loss) Available to Common Stockholders
For the three months ended September 30, 2023 and 2022, our net income available to common stockholders was $43.0 million, or $0.30 per diluted share of common stock, and $180.0 million, or $1.13 per diluted share of common stock, respectively.
For the nine months ended September 30, 2023 and 2022, our net income available to common stockholders was $2.4 million, or $0.00 per diluted share of common stock, and $260.0 million, or $1.66 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Three months ended		Q3'23 vs. Q2'23
	September 30, 2023	June 30, 2023
Net interest income:
Interest income from commercial mortgage loans	$180,441	$174,124	$6,317
Interest income from subordinate loans and other lending assets	1,599	5,110	(3,511)
Interest expense	(121,817)	(116,278)	(5,539)
Net interest income	60,223	62,956	(2,733)
Operations related to real estate owned:
Revenue from real estate owned operations	20,934	29,208	(8,274)
Operating expenses related to real estate owned	(18,950)	(19,961)	1,011
Depreciation and amortization on real estate owned	(1,020)	(2,202)	1,182
Net income related to real estate owned	964	7,045	(6,081)
Operating expenses:
General and administrative expenses	(7,664)	(7,471)	(193)
Management fees to related party	(9,518)	(9,390)	(128)
Total operating expenses	(17,182)	(16,861)	(321)
Other income, net	1,465	2,340	(875)
Net realized loss on investments	—	(81,980)	81,980
Realized gain on extinguishment of debt	30	252	(222)
Increase in Specific CECL Allowance, net	—	(59,500)	59,500
Decrease (increase) in General CECL Allowance, net	5,833	(2,148)	7,981
Gain (loss) on foreign currency forward contracts	39,490	(17,116)	56,606
Foreign currency translation gain (loss)	(44,165)	21,557	(65,722)
Gain (loss) on interest rate hedging instruments	(70)	55	(125)
Net income (loss) before taxes	$46,588	$(83,400)	$129,988
Income tax provision	(517)	—	(517)
Net income (loss)	$46,071	$(83,400)	$129,471

Net Interest Income
Net interest income decreased by $2.7 million during the three months ended September 30, 2023 compared to the three months ended June 30, 2023. The decrease was primarily driven by a decrease in interest income related to loans collateralized by an ultra-luxury residential-for-sale property in Manhattan. The loans were placed on non-accrual status on May 1, 2023;

accordingly, no interest income was recorded during the three months ended September 30, 2023, compared to one month of interest recorded during the three months ended June 30, 2023. This decrease was partially offset by an increase in net interest income as a result of higher average index rates during the three months ended September 30, 2023 compared to the preceding quarter.
Operations Related to Real Estate
For the three months ended September 30, 2023 we recorded net income related to real estate owned of $1.0 million, compared to $7.0 million for the three months ended June 30, 2023. This decrease was primarily a result of seasonality of the D.C. Hotel and Atlanta Hotel's operations which led to $7.3 million lower net income from operations, prior to depreciation, during the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. The decrease was partially offset by a reduction in depreciation expense recorded at the Atlanta Hotel for the three months ended September 30, 2023 attributable to the reclassification of the hotel from real estate owned, held for investment to real estate owned, held for sale. The Atlanta hotel was reclassified to held-for-sale on June 30, 2023. Accordingly, we ceased recording depreciation on the building and furniture, fixtures, and equipment as of the reclassification date.
Refer to "Note 5 - Real Estate Owned" for full discussion of the reclassification and operations related to real estate owned.
Operating Expenses
Management fees to related party and General and administrative expenses remained generally the same for the three months ended September 30, 2023 compared to the three months ended June 30, 2023.
Other income, net
Other income, net decreased by $0.9 million during the three months ended September 30, 2023 compared to the three months ended June 30, 2023. This decrease was primarily driven by a $1.0 million expense related to the relinquishment, by a third party subordinate capital provider, of a junior mezzanine loan and preferred equity interests secured by the residential-for-sale property in Manhattan, NY, collateralizing our Senior Loan, Senior Mezzanine Loan and Junior Mezzanine A Loan. This decrease was partially offset by an increase in bank interest earned on our cash balances and money market funds as a result of a higher interest rate environment compared to the preceding quarter.
Net realized loss on investments
During the three months ended September 30, 2023, we recorded no net realized losses on investments, compared to a net realized loss of $82.0 million recorded during the three months ended June 30, 2023. This loss in the preceding quarter represented a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. Refer to Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.
Specific CECL Allowance, net
During the three months ended September 30, 2023, there was no change to our Specific CECL Allowance. Comparatively, during the three months ended June 30, 2023, we recorded a $141.5 million increase to our Specific CECL Allowance, related to two mezzanine loans secured by the same ultra-luxury residential property in Manhattan, NY. As of June 30, 2023, $82.0 million related to the most junior mezzanine loan was deemed unrecoverable. Accordingly, $82.0 million of previously recorded Specific CECL was written-off and recorded as a realized loss within net realized loss on investments in our June 30, 2023 condensed consolidated statement of operations.
Refer "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance and further detail on the mezzanine loans.
Decrease in General CECL Allowance, net
Our General CECL Allowance decreased by $5.8 million during the three months ended September 30, 2023, primarily driven by portfolio seasoning and loan repayments outpacing originations, compared to an increase of $2.1 million during the three months ended June 30, 2023. This increase was primarily driven by a more adverse macroeconomic outlook and increase in our view of remaining expected term of certain of our loans which was partially offset by the impact of portfolio seasoning.
Refer "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.

Realized Gain on Extinguishment of Debt
Realized gain on extinguishment of debt remained generally the same during the three months ended September 30, 2023 compared to the three months ended June 30, 2023.
Foreign currency gain and loss on derivative instruments
We use forward currency contracts to economically hedge net interest and principal repayments under our loans denominated in currencies other than USD. Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended September 30, 2023 and three months ended June 30, 2023 was a net loss of $4.7 million and a net gain of $4.4 million, respectively.
During the three months ended September 30, 2023, foreign exchange rates fell in relation to USD while they rose in relation to USD during the three months ended June 30, 2023. The decrease in foreign exchange rates resulted in a gain on our foreign currency forward contracts and a loss related to foreign currency translation. Gains and losses on our forward currency contracts are derived from changes in market spot rates, forward point estimates, and discount factors. Gains and losses related to foreign currency translation are derived only from changes in market spot rates. Forward currency contract gains and losses derived from market spot rates offset the gains and losses related to foreign currency translation except for the gains and losses from forward currency contracts related to our net interest hedges which have no offset in foreign currency translation. A net gain or loss arises each period due to the change in forward point estimates and discount factors as well as gains and losses from forward currency contracts related to our net interest hedges. The change in net gain (loss) for the three months ended September 30, 2023 compared to the three months ended June 30, 2023 is predominantly due to higher forward point estimates and gains on forward currency contracts related to our net interest hedges for the three months ended September 30, 2023 compared to the three months ended June 30, 2023.
Gain (loss) on interest rate hedges
During the second quarter of 2020, we entered into a three-year interest rate cap. This interest rate cap effectively limited the maximum all-in coupon on the 2026 Term Loan to 3.50%. During the three months ended June 30, 2023, the interest rate cap had a net gain of $0.1 million, inclusive of a realized gain of $4.4 million. The cap matured during the second quarter of 2023.
On September 26, 2023, we entered into an interest rate cap with a notional amount of $164.8 million. This interest rate cap effectively limited the maximum all-in coupon on our construction financing to 6.55%. During the three months ended September 30, 2023, the interest rate cap had an unrealized loss of $0.1 million. Refer "Note 11 - Derivatives" for further detail.
Income tax provision
During the three months ended September 30, 2023, we recorded income tax provision of $0.5 million. Comparatively, we did not record an income tax provision for the three months ended June 30, 2023. The income tax provision recorded during the three months ended September 30, 2023 reflects our expectations of aggregate projected taxable income of one of our TRS entities for the taxable year ending December 31, 2023.
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine months ended		2023 vs. 2022
	September 30, 2023	September 30, 2022
Net interest income:
Interest income from commercial mortgage loans	$520,712	$304,631	$216,081
Interest income from subordinate loans and other lending assets	16,416	43,719	(27,303)
Interest expense	(342,963)	(173,949)	(169,014)
Net interest income	194,165	174,401	19,764
Operations related to real estate owned:
Revenue from real estate owned operations	66,273	42,098	24,175
Operating expenses related to real estate owned	(52,917)	(36,094)	(16,823)
Depreciation and amortization on real estate owned	(7,208)	(704)	(6,504)
Net income related to real estate owned	6,148	5,300	848
Operating expenses:
General and administrative expenses	(22,150)	(21,501)	(649)
Management fees to related party	(28,425)	(28,705)	280
Total operating expenses	(50,575)	(50,206)	(369)
Other income, net	4,537	353	4,184
Net realized gain (loss) on investments	(86,604)	43,577	(130,181)
Realized gain on extinguishment of debt	495	—	495
Decrease (increase) in Specific CECL Allowance, net	(59,500)	26,000	(85,500)
Decrease (increase) in General CECL Allowance, net	(705)	11,897	(12,602)
Gain on foreign currency forward contracts	8,239	257,227	(248,988)
Foreign currency translation loss	(3,974)	(210,138)	206,164
Gain (loss) on interest rate hedging instruments	(122)	10,808	(10,930)
Net income before taxes	$12,104	$269,219	$(257,115)
Income tax provision	(517)	—	(517)
Net income	$11,587	$269,219	$(256,598)
Net Interest Income
Net interest income increased by $19.8 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by higher average index rates and was partially offset by placing a first mortgage loan and subordinate loan collateralized by the same ultra-luxury residential-for-sale property in Manhattan on non-accrual status as of May 1, 2023.
Operations Related to Real Estate
Net income related to real estate owned increased by $0.8 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily driven by an increase in net income from hotel operations, prior to depreciation, of $4.3 million and $3.1 million attributable to the D.C. Hotel and the Atlanta Hotel, respectively.
This increase was partially offset by a $6.5 million increase in depreciation expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which was primarily related to the reclassification of our D.C. Hotel from held for sale to held for investment. During the first quarter of 2022 we reclassified the hotel to held for sale and ceased recording depreciation until March 1, 2023, when the asset was reclassified to held for investment. Accordingly, upon reclassification to held for investment, we recorded depreciation expense representing the amount that would have been recorded had the asset been consistently classified as held for investment for this period.
Refer to "Note 5 - Real Estate Owned" for full discussion of the reclassification and operations related to real estate owned.
Operating Expenses
Management fees to related party and General and administrative expenses remained generally the same for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Other income, net
Other income, net increased by $4.2 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in bank interest earned on our cash balances and money market funds as a result of a higher interest rate environment. Refer to Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.
Net realized loss on investments
During the nine months ended September 30, 2023, we recorded an $86.6 million net realized loss on investments primarily consisting of i) a $4.8 million realized loss related to the acquisition of our Atlanta Hotel through a deed-in-lieu of foreclosure and ii) a $82.0 million realized loss representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. These losses were partially offset by a $0.2 million gain on investments recorded in connection with the sale of our entire interest in three commercial loans secured by properties in Europe and a partial interest in one commercial loan secured by property located in London, United Kingdom.
During the nine months ended September 30, 2022, we recorded a $43.6 million realized gain on investments in connection with the acquisition of title to the Brooklyn Development property. The gain reflects the difference between the fair value of the property and the carrying value of the loan at the time of acquisition.
Refer to Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 5 - Real Estate Owned" for additional detail.
Increase in Specific CECL Allowance, net
During the nine months ended September 30, 2023, we recorded a net increase to our Specific CECL Allowance of $59.5 million compared to a net decrease of $26.0 million recorded during the nine months ended September 30, 2022.
During the nine months ended September 30, 2023, we recorded a $141.5 million increase to our Specific CECL Allowance, related to two mezzanine loans secured by the same ultra-luxury residential property in Manhattan, NY. As of June 30, 2023, $82.0 million related to the most junior mezzanine loan was deemed unrecoverable. Accordingly, $82.0 million of previously recorded Specific CECL was written-off and recorded as a realized loss within net realized loss on investments during the second quarter of 2023.
During the nine months ended September 30, 2022, we recorded a $26.0 million net decrease to our Specific CECL Allowance which was comprised of i) a $30.0 million allowance on most junior mezzanine loan secured by the aforementioned ultra-luxury residential property in Manhattan, NY ii) a $7.0 million allowance on the loan previously secured by our Atlanta Hotel iii) a $10.0 million reversal of previously recorded allowance related to the loan previously secured by our Brooklyn Development and iiii) a $53.0 million reversal of previously recorded allowance related an urban predevelopment first mortgage loan in Miami, FL.
Decrease (increase) in General CECL Allowance, net
For the nine months ended September 30, 2023, we recorded a net increase to our General CECL Allowance of $0.7 million compared to a net decrease of $11.9 million for nine months ended September 30, 2022. The increase recorded during the nine months ended September 30, 2023, was primarily driven a more adverse macroeconomic outlook, which was partially offset by the effects of portfolio seasoning and loan repayment activity outpacing origination activity.
During the nine months ended September 30, 2022, the net decrease to our General CECL Allowance was largely due to changes in expected loan repayment dates and portfolio seasoning, which was partially offset by new loan originations and a more adverse macroeconomic outlook.
Realized Gain on Extinguishment of Debt
During the nine months ended September 30, 2023, we repurchased $53.9 million aggregate principal of the 2023 Notes, and realized a $0.5 million gain on extinguishment of debt. There was no repurchase activity for the nine months ended September 30, 2022.
Foreign currency gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the nine months ended September 30, 2023 and nine months ended September 30, 2022 was a net gain of $4.3 million and $47.1 million, respectively.
During the nine months ended September 30, 2023, the GBP rate rose and the EUR rate fell in relation to USD while both rates fell considerably during the nine months ended September 30, 2022. The fall in the EUR rate offset the rise in the GBP rate and resulted in a gain on our foreign currency forward contracts and a loss related to foreign currency translation. The change in net gain for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is predominantly due to higher forward point estimates and gains on forward currency contracts related to our net interest hedges for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Gain (loss) on interest rate hedges
During the nine months ended September 30, 2023, we recorded a net loss of $0.1 million on our interest rate caps, which includes realized gains of $9.1 million. During the nine months ended September 30, 2022, the interest rate cap had an unrealized gain of $10.8 million, with no realized gain. The unrealized gain during the nine months ended September 30, 2022 was due to an increase in the forward curve in relation to the interest rate cap rate of 0.75%. The realized gain during the nine months ended September 30, 2023 is due to rising LIBOR above the interest rate cap rate during the first and second quarter of 2023, before the 2026 Term Loan interest rate cap matured.
Income tax provision
During the nine months ended September 30, 2023, we recorded income tax provision of $0.5 million. Comparatively, we did not record an income tax provision for the nine months ended September 30, 2022. The income tax provision recorded during the nine months ended September 30, 2023 reflects our expectations of aggregate projected taxable income of one of our TRS entities for the taxable year ending December 31, 2023.
Subsequent Events
Refer to "Note 21 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2023.
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
Our current debt obligations consist of $1.4 billion, at face value, of corporate debt and $5.1 billion of asset specific financings. Our corporate debt includes $771.3 million of term loan borrowings, $500.0 million of senior secured notes, and $176.1 million of convertible notes, which matured in October 2023. Our asset specific financings are generally tied to the underlying loans and we anticipate repayments of $758.5 million of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.
In addition to our debt obligations, as of September 30, 2023, we had $693.1 million of unfunded loan commitments. We expect that approximately $441.5 million will be funded to existing borrowers in the short term.
We have various sources of liquidity that we are able to use in order to satisfy our short and long term obligations. As of September 30, 2023 we had $307.8 million of cash and $133.0 million of loan proceeds held by servicer (included within other assets on our condensed consolidated balance sheet) for a total of $440.8 million. As of September 30, 2023 we also held approximately $804.6 million of unencumbered assets, consisting of $384.2 million of senior mortgages, $200.6 million of mezzanine loans, and $219.8 million of real estate owned. Depending on market conditions, we may utilize additional borrowings as a source of cash, which may also include additional secured debt arrangements as well as other borrowings or conduct additional public and private debt and equity offerings.
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
Borrowings Under Various Financing Arrangements
The table below summarizes the outstanding balances and maturities for our various financing arrangements:

	September 30, 2023		December 31, 2022
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured Credit Facilities	$3,329,228	May 2026	$3,459,226	May 2026
Barclays Private Securitization	1,818,199	February 2026	1,850,076	February 2026
Revolving Credit Facility	—	March 2026	—	N/A
Total Secured Debt Arrangements	5,147,427		5,309,302
Senior secured term loans	771,250	January 2027	777,250	January 2027
Senior secured notes	500,000	June 2029	500,000	June 2029
Convertible senior notes	176,064	October 2023	230,000	October 2023
Total borrowings	$6,594,741		$6,816,552
———————
(1)Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)Maturity dates represent weighted average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
Secured Credit Facilities
As of September 30, 2023, we had nine secured credit counterparties through wholly-owned subsidiaries. During the nine months ended September 30, 2023, we entered into secured credit facilities with Banco Santander, S.A., New York Branch and Churchill MRA Funding I LLC, which provided a combined $430.0 million of additional capacity. Additionally, during the nine months ended September 30, 2023 we increased our borrowing capacity on the Atlas Facility by $83.3 million.
On February 8, 2023, in connection with the acquisition by certain subsidiaries of Atlas, which is a wholly-owned investment of a fund managed by an affiliate of the Manager, the Credit Suisse Facility was acquired by Atlas. In order to effect the assignment of the Credit Suisse Facility and related agreements, the Company and one of its subsidiaries, similar to the other sellers and guarantors party to the subject agreements in the Transaction, entered into an Omnibus Assignment, Assumption and Amendment Agreement as well as certain related agreements with Credit Suisse AG and Atlas. Refer to "Note 7 - Secured Debt Arrangements, Net" and "Note 15 - Related Party Transactions" of our Condensed Consolidated Financial Statements for further discussion regarding the transaction.
Revolving Credit Facility
During the first quarter of 2023, we entered into the $170.0 million Revolving Credit Facility administered by Bank of America, N.A. that matures in March 2026.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Condensed Consolidated Financial Statements for additional disclosure regarding our secured credit facilities.
Barclays Private Securitization
We are party to a private securitization with the Barclays Private Securitization. Commercial mortgage loans currently financed under the Barclays Securitization are denominated in GBP, EUR, SEK. As of September 30, 2023, we had £913.8 million, €486.5 million, and kr2.1 billion ($1.8 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Condensed Consolidated Financial Statements for additional disclosure regarding our Barclays Private Securitization.
Term Loans

In May 2019, we entered into the $500.0 million 2026 Term Loan and in March 2021, we entered into the $300.0 million 2028 Term Loan. The outstanding Term Loans principal balance as of September 30, 2023 and December 31, 2022 was $771.3 million and $777.3 million, respectively.
Refer to "Note 8 - Senior Secured Term Loans, Net" of our Consolidated Financial Statements for additional disclosure regarding our 2026 Term Loan and 2028 Term Loan.
Senior Secured Notes
In June 2021, we issued $500.0 million of the 4.625% 2029 Notes, for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes had a carrying value of $495.4 million and $494.8 million, net of deferred financing costs of $4.6 million and $5.2 million, as of September 30, 2023 and December 31, 2022, respectively.
Refer to "Note 9 - Senior Secured Notes, Net" of our Consolidated Financial Statements for additional disclosure regarding our 2029 Notes.
Convertible Senior Notes
During the fourth quarter of 2018, we issued $230.0 million of the 5.375% 2023 Notes, for which we received $223.7 million after deducting the underwriting discount and offering expenses. During the nine months ended September 30, 2023 we repurchased $53.4 million aggregate principal amount of the 2023 Notes at a weighted average price of 99.1%. These transactions occurred in the open market from reverse inquiries of investors with no solicitation from the Company. As a result of these transactions, during the nine months ended September 30, 2023, we recorded a gain of $0.5 million in our condensed consolidated statement of operations. At September 30, 2023, the 2023 Notes had a carrying value of $176.0 million and an unamortized discount of $0.1 million. Subsequent to September 30, 2023, we repaid the remaining principal of the 2023 Notes of $176.1 million at par.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	September 30, 2023	December 31, 2022
Debt to Equity Ratio (1)	2.8	2.8
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
At September 30, 2023, our debt-to-equity ratio was 2.8 and our portfolio was comprised of $7.6 billion of commercial mortgage loans and $0.4 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.
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
As of September 30, 2023 and December 31, 2022, we had 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share ("Series B-1 Preferred Stock") outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.
The following table details our dividend activity:

	Three months ended		Nine months ended
Dividends declared per share of:	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Common Stock	$0.35	$0.35	$1.05	$1.05
Series B-1 Preferred Stock	$0.45	$0.45	$1.35	$1.35
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
For the three and nine months ended September 30, 2023, our Distributable Earnings were $52.7 million, or $0.37 per share, and $106.0 million, or $0.73 per share, respectively, as compared to $95.9 million, or $0.67 per share, and $194.8 million, or $1.36 per share, respectively, for the same period in the prior year.
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
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Weighted-Averages	Shares	Shares	Shares	Shares
Diluted shares - GAAP	141,350,428	164,350,132	141,255,730	169,252,602
Potential shares issued under conversion of the Convertible Notes	—	(21,187,719)	—	(26,057,847)
Unvested RSUs	2,832,265	—	2,966,277	—
Diluted shares - Distributable Earnings	144,182,693	143,162,413	144,222,007	143,194,755

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
During the three months ended March 31, 2023, we recorded a net realized loss of $4.6 million on investments consisting of a realized loss related to the acquisition of a hotel property through a deed-in-lieu of foreclosure which was partially offset by a realized gain on loan sales. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net," and "Note 5 – Real Estate Owned" for further detail. Additionally, during the three months ended March 31, 2023, we recorded a realized gain on extinguishment of debt of $0.2 million related to a partial repurchase of our 2023 Notes. See "Note 10 - Convertible Senior Notes, Net" for full discussion of this transaction.
During the three months ended June 30, 2023, we recorded an $82.0 million realized loss on investments representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. Refer to Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail. Additionally, during the three months ended June 30, 2023, we recorded a realized gain on extinguishment of debt of $0.03 million related to a partial repurchase of our 2023 Notes. See "Note 10 - Convertible Senior Notes, Net" for full discussion of this transaction.
During the three months ended September 30, 2023, we recorded a $30,000 realized gain on extinguishment of debt related to a partial repurchase of our 2023 Notes. See "Note 10 - Convertible Senior Notes, Net" for full discussion of this transaction.
We believe it is useful to our investors to present Distributable Earnings prior to net realized loss on investments and realized gain on extinguishment of debt to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to net realized loss on investments and realized gain on extinguishment of debt, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.
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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to net realized loss on investments and realized gain on extinguishment of debt ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income available to common stockholders	$43,003	$179,962	$2,383	$260,015
Adjustments:
Equity-based compensation expense	4,356	4,518	13,091	13,734
Gain on foreign currency forwards	(39,490)	(129,252)	(8,239)	(257,227)
Foreign currency loss, net	44,165	92,782	3,974	210,138
Unrealized loss (gain) on interest rate cap	70	(1,044)	9,211	(10,808)
Realized gains relating to interest income on foreign currency hedges, net	2,594	2,908	9,668	8,020
Realized gains relating to forward points on foreign currency hedges, net	2,784	1,545	8,461	8,168
Depreciation and amortization on real estate owned	1,020	—	7,208	704
Increase (decrease) in current expected credit loss allowance, net	(5,833)	(55,564)	60,205	(37,897)
Realized gain on extinguishment of debt	(30)	—	(495)	—
Net realized (gain) loss on investments	—	(43,577)	86,604	(43,577)
Total adjustments:	9,636	(127,684)	189,688	(108,745)
Distributable Earnings prior to net realized loss on investments and realized gain on extinguishment of debt	$52,639	$52,278	$192,071	$151,270
Net realized gain (loss) on investments	$—	$43,577	$(86,604)	$43,577
Realized gain on extinguishment of debt	30	—	495	—
Distributable Earnings	$52,669	$95,855	$105,962	$194,847
Diluted Distributable Earnings per share prior to net realized loss on investments and realized gain on extinguishment of debt	$0.37	$0.37	$1.33	$1.06
Diluted Distributable Earnings per share of common stock	$0.37	$0.67	$0.73	$1.36
Weighted-average diluted shares - Distributable Earnings	144,182,693	143,162,413	144,222,007	143,194,755

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	September 30, 2023	December 31, 2022
Stockholders' Equity	$2,211,782	$2,354,504
Series B-1 Preferred Stock (Liquidation Preference)	$(169,260)	$(169,260)
Common Stockholders' Equity	$2,042,522	$2,185,244
Common Stock	141,353,133	140,595,995
Book value per share	$14.45	$15.54

The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2022	$15.54
General CECL Allowance and depreciation and amortization	0.24

Book value per share at December 31, 2022 prior to General CECL Allowance	$15.78
Diluted Distributable Earnings per share prior to net realized loss on investments and realized gain on extinguishment of debt	1.33
Common dividends declared	(1.05)
Net realized loss on investments	(0.61)
Net increase in Specific CECL Allowance	(0.42)
Net loss on currency and interest rate hedges(1)	(0.16)
Other	0.01
Vesting and delivery of RSUs	(0.14)
Book value per share at September 30, 2023 prior to General CECL Allowance and depreciation and amortization	$14.74
General CECL Allowance and depreciation and amortization	(0.29)
Book value per share at September 30, 2023	$14.45
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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following September 30, 2023, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)
USD	$224,500	$1,122	$0.01	$(1,122)	$(0.01)
GBP	797,414	2,276	0.02	(2,276)	(0.02)
EUR	326,786	1,634	0.01	(1,634)	(0.01)
SEK	47,276	236	—	(236)	—
Total:	$1,395,976	$5,268	$0.04	$(5,268)	$(0.04)

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
During the period ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Refer to "Note 18 - Commitments and Contingencies" for further detail regarding legal proceedings.
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

Apollo Commercial Real Estate Finance, Inc.

October 30, 2023	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

October 30, 2023	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)