Form 10-K
period 2023-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2024-02-06
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.6 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange
As of February 5, 2024, there were 142,096,715 shares, $0.01 par value per share, of the registrant’s common stock issued and outstanding.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING INFORMATION
In this annual report on Form 10-K, references to "ARI," "Company," "we," "us," or "our" refer to Apollo Commercial Real Estate Finance, Inc. and its subsidiaries; references to the "Manager" refer to ACREFI Management, LLC, an indirect subsidiary of Apollo Global Management, Inc., unless specifically stated otherwise or the context otherwise indicates.
We make forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission ("SEC"), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: higher interest rates and inflation; market trends in our industry, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.
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
Risks Related to Our Financing and Hedging

•Our access to sources of financing may be limited and thus our ability to potentially enhance our returns may be adversely affected.
•We may increase the amount of leverage we use in our financing strategy, which would subject us to greater risk of loss. Additionally, we may fail to comply with our covenants prescribed in our debt agreements, which may impact our ability to borrow under our financing arrangements and/or result in acceleration of debt.
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
•We may need to foreclose on certain of the loans we originate or acquire and may take title to the properties securing such loans. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property, which could result in losses that harm our results of operations and financial condition.
•Recent macroeconomic trends, including inflation and higher interest rates, may adversely affect our business, financial condition and results of operations.
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

(together with its subsidiaries, "Apollo"), a global, high-growth alternative asset manager with assets under management of approximately $631.2 billion as of September 30, 2023. The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Our principal business objective is to acquire our target assets in order to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2023, we held a diversified portfolio comprised of approximately $7.9 billion of commercial mortgage loans and $0.4 billion of subordinate loans and other lending assets. As of December 31, 2023, we had financed this portfolio with $5.6 billion of secured debt arrangements, $769.3 million senior secured term loans (the "Term Loans"), $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes") and $164.8 million construction financing related to our real estate owned held for investment.
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
FINANCING STRATEGY
We use borrowings as part of our financing strategy, in addition to raising capital through public offerings of our equity and debt securities. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in our investment portfolio, the potential for losses and extension risk in our investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of our financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the type of collateral underlying such target assets. In utilizing leverage, we seek to enhance equity returns while limiting interest rate exposure. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loans and other lending assets given built-in inherent structural leverage. We obtain financing through a variety of sources including secured credit facilities, a revolving credit facility, private securitizations and corporate-level debt. As of December 31, 2023, we had $3.2 billion of borrowings outstanding under our secured debt arrangements with nine secured credit facilities, $147.0 million of borrowings outstanding under our revolving credit facility, and $2.2 billion of borrowings outstanding under our private securitization with Barclays Bank, plc (the "Barclays Private Securitization"). During the year ended December 31, 2023, we entered into two new credit facilities and a revolving credit facility, which provided a combined $600.0 million of additional capacity, and upsized two of our existing credit facilities which provided a combined $577.4 million of additional capacity. In addition, as of December 31, 2023, we had $1.3 billion of corporate level debt including Term Loans and 2029 Notes. In the future, we may increase or decrease our borrowing levels and also seek to raise further equity or debt capital in order to achieve our investment strategy.
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
See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our borrowings and hedging as of December 31, 2023.

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
The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets. Apollo has advised us that investing in and fostering a high-performing, diverse and inclusive workforce is a key pillar of operating its business. You can learn more about Apollo's commitment to its employees on its website at www.apollo.com under "About Apollo." The information contained on, or accessible from, Apollo's website does not form a part of and is not incorporated by reference into this annual report on Form 10-K.
SUSTAINABILITY & CORPORATE RESPONSIBILITY
We recognize the importance of sustainability and ESG issues and incorporate relevant ESG considerations into our investment analysis and decision-making process. Apollo believes sustainability is more than simply a negative screen, a risk mitigator, or a due diligence lens; rather, it is a potential driver of returns and growth. Accordingly, Apollo views sustainable investment to be the strategy and practice of incorporating environmental, social, and governance factors and sustainability outcomes into investment decisions, practices, and ownership, to the extent they are deemed to be material to financial performance and consistent with fiduciary obligations. We strive to make a positive impact on our constituents, including the communities in which we lend, and the personnel and employees of the Manager. You can learn more about our commitment to addressing ESG at our website, www.apollocref.com, under "Corporate Responsibility" and at www.apollo.com under "Sustainability & Our Impact." The information contained on, or accessible from, Apollo's website does not form a part of and is not incorporated by reference into this annual report on Form 10-K.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third-party service providers upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks.
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

Remote work has become more common among the employees and personnel of the Manager, Apollo and other third-party service providers and has increased risks to the information technology systems and confidential, proprietary, and sensitive data of the Manager, Apollo and other third-party service providers as more of those employees utilize network connections, computers, and devices outside of the employer's premises or network, including working at home, while in transit, and in public locations. Those employees working remotely could expose the Manager, Apollo and other third-party service providers to additional cybersecurity risks and vulnerabilities as their systems could be negatively affected by vulnerabilities present in external systems and technologies outside of their control.

Our business depends on the communications and information systems of Apollo and other third-party service providers. Such systems may fail to operate properly or become disabled as a result of cyber incidents. Any failure or interruption of the systems of Apollo or any other counterparties that we rely on could cause delays or other problems and could have a material adverse effect on our operating results. None of us, the Manager or Apollo have experienced any material breach of cybersecurity. However, we can provide no assurance that the networks and systems that we, the Manager, Apollo or our third-party service providers have established or use will be effective. As our reliance on technology has increased, so have the risks posed to our communications and information systems, both internal and those provided by the Manager, Apollo and third-party service providers. Apollo's processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Despite the security policies and procedures, Apollo has implemented that were designed to safeguard our systems and confidential, proprietary, and sensitive data and to manage cybersecurity risk, there can be no assurance that these measures will be effective. Apollo takes steps to monitor and develop our information technology networks and infrastructure and invest in the development and enhancement of our controls designed to prevent, detect, respond to, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact.
Even if we are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we do business and rely, may occur, and such events could disrupt our normal business operations and networks in the future.
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
The U.S. government, the U.S. Federal Reserve, the U.S. Treasury Department, the SEC and other governmental and regulatory bodies have taken or are taking various actions involving intervention in the economic and financial system and regulatory reform of the oversight of financial markets. In 2010, former President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which has changed the regulation of financial institutions and the financial services industry, including the mortgage industry. The current regulatory environment may be impacted by recent and potential future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, as well as future political developments, such as federal election outcomes. The Biden Administration has taken a more active approach to banking and financial regulation than the prior Trump Administration, and may take further actions particularly to promote policy goals involving climate change, racial equity, ESG matters, consumer financial protection and infrastructure, among others, which could affect our business and operations if enacted. However, with a Republican majority in the U.S. House of Representatives, we cannot predict whether the Biden Administration will be able to enact any significant legislative measures in these areas.
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

The long term impact from major public health events and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.
We believe that our, Apollo's and the Manager's ability to operate, our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, could be impacted by the effects of future pandemics or other major public health issues. While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with certainty and such measures may not adequately predict the impact on our business from such events.
The effects of future pandemics or other major public health issues could adversely impact the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully.
The extent of the impact of future pandemics and other major health issues will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain future pandemics and their financial and economic impact, the implementation of travel advisories and restrictions, the efficacy and availability of vaccines, disparities in vaccination rates and vaccine hesitancy, the rise of new variants and the severity of such variants the impact of the public health emergency on overall supply and demand, goods and services, consumer confidence and levels of economic activity and the extent of its disruption to global, regional, and local supply chains and economic markets, all of which are uncertain and difficult to assess.
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
The determination of whether an entity is our majority-owned subsidiary is made by us. The 1940 Act defines a majority-

owned subsidiary of a person as a company with 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat entities in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC or its staff to approve our treatment of any entity as a majority-owned subsidiary and the SEC has not done so. If the SEC or its staff were to disagree with our treatment of one of more entities as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.
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
Certain provisions in the indentures governing the 2029 Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2029 Notes and the indentures governing the 2029 Notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the 2029 Notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the 2029 Notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
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
RISKS RELATED TO OUR FINANCING AND HEDGING
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
Additionally, we may fail to comply with our covenants prescribed in our debt agreements, which may impact our ability to borrow under our financing arrangements and/or result in acceleration of debt.
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
As of December 31, 2023, we had secured debt arrangements in place, with an aggregate borrowing capacity of approximately $7.0 billion. We may utilize credit facilities and additional secured debt arrangements to finance our assets if they become available on acceptable terms. In the event we utilize such financing arrangements, they may involve the risk that the market value of our assets pledged or sold by us to the secured debt arrangements counterparty or provider of the credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay its debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to credit facilities and increase our cost of capital. The lenders may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.
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
Changes in interest rates will affect our operating results as such changes will affect the interest we receive on any floating rate interest (such as SOFR or SONIA) bearing assets and the financing cost of our floating rate debt, as well as our interest rate swap that we may utilize for hedging purposes. For example, in response to inflationary pressure, the U.S. Federal Reserve and other global central banks raised interest rates in 2022 and 2023. These increases have increased our borrowers' interest payments and for certain borrowers may lead to defaults and losses to us. Such increases could also adversely affect commercial real estate property values. If a counterparty to our secured debt arrangements defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the secured debt arrangement, we will lose money on our secured debt arrangement.
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
Allowances for loan losses are difficult to estimate.
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13 "Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326)" ("ASU 2016-13") and in April 2019, the FASB issued ASU 2019-04 "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" ("ASU 2019-04") (collectively, the "CECL Standard"). These updates change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaces the "incurred loss" approach under existing guidance with an "expected loss" model for instruments measured at amortized cost. The CECL Standard requires entities to record allowances for held-to-maturity and available-for-sale debt securities that is deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies.
We will continue to record loan specific reserves ("Specific CECL Allowance") in accordance with a practical expedient prescribed by the CECL Standard. The Specific CECL Allowance is evaluated on a quarterly basis. The determination of the Specific CECL Allowance requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including (1) micro- and macro-economic conditions, (2) market volatility, (3) cash flows from operations or sales velocity projections of the underlying property, (4) sponsors’ continued progress towards executing on their business plans, (5) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (6) the ability of the borrower to refinance the loan and (7) the underlying property’s liquidation value, all of which remain uncertain and are subjective. For additional information regarding our Specific CECL Allowance, refer to "Specific CECL Allowance" under "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" in our consolidated financial statements.
In addition, we record a general reserve in accordance with the CECL Standard on the remainder of the loan portfolio ("General CECL Allowance"). The CECL Standard has been effective for fiscal years beginning after December 15, 2019 and has been adopted through a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective; as such, we have adopted the CECL Standard as of January 1, 2020. The CECL Standard may create more volatility in the level of our allowance for loan losses. We may be required to make further increases to our CECL allowance in the future, depending on the performance of our portfolio, any specific assets within the portfolio and broader market conditions. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
Commercial mortgage loans are secured by residential-for-rent or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss are greater than similar risks associated with mortgage loans made on the security of one to four family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The Manager makes certain estimates of losses during its underwriting of commercial mortgage loans. However, estimates may not prove accurate, as actual results may vary from estimates. Net operating income of an income-

producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties (including properties located in opportunity zones), changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, environmental, climate and other ESG-related legislation and tax legislation, acts of God, regional, national or global outbreaks, epidemics and pandemics, geopolitical events, terrorism, social unrest, civil disturbances or other calamities.
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
We may need to foreclose on certain of the loans we originate or acquire and may take title to the properties securing such loans. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property, which could result in losses that harm our results of operations and financial condition.

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.

Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.
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
Recent macroeconomic trends, including inflation and higher interest rates, may adversely affect our business, financial condition and results of operations.
Inflation in the United States may continue at an elevated level in the near-term, which could have an adverse impact on any floating rate debt we have incurred and may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. In response to inflationary pressure, the U.S. Federal Reserve and other global central banks raised interest rates in 2022 and 2023; however, we cannot predict with certainty any future action that the U.S. Federal Reserve and/or any other global central bank may take with respect to interest rates. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.
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
Our assets include loans that are denominated in currencies other than USD or are secured by assets located outside the United States. As of December 31, 2023, $4.4 billion, or 52.0%, of our assets (by carrying value) were comprised of such loans. Investments in countries outside the United States may subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets as well as political and economic instability abroad, and concerns regarding the stability of the sovereign debt of certain European countries, and other geopolitical issues, including the ongoing conflicts between Israel and Hamas, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, and among Russia, Belarus and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia, Belarus and Russian or Belarusian interests any of which factors could adversely affect our receipt of returns on and distributions from these assets. In addition, fluctuations in exchange rates between foreign currencies and USD could expose us to foreign currency risk. All of the foregoing could adversely affect the book value of our assets and the income from those assets.
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
The term of the Management Agreement was automatically renewed for a successive one-year term on September 29, 2023 and will automatically renew on each anniversary thereafter; provided, however, that either we, under the certain limited circumstances described above that would require us to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business plan.
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
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, we have jointly elected with each of ACREFI I TRS, Inc. ("ACREFI TRS"), a Delaware corporation that is indirectly wholly owned by us, ARM TRS, LLC ("ARM TRS"), a Delaware limited liability company that is indirectly wholly owned by us, ACREFI II TRS, Ltd. ("ACREFI II TRS"), a Cayman company that is indirectly wholly owned by us, ACREFI III TRS, Inc. ("ACREFI III TRS"), a Delaware corporation that is indirectly wholly owned by us, and ACRE Debt 2 PLC ("ACRE Debt TRS"), a UK public limited company that we own an interest in, to treat each of ACREFI TRS, ARM TRS, ACREFI II TRS, ACREFI III TRS, and ACRE Debt TRS as a TRS of ours. ACREFI TRS, ARM TRS, and ACREFI III TRS and any other domestic TRSs we own will be subject to U.S. federal, state and local corporate taxes, and ACRE Debt TRS and any other non-U.S. TRS could be subject to U.S. or non-U.S. taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through taxable subsidiary corporations, including ACREFI TRS, ARM TRS, ACREFI II TRS, ACREFI III TRS, ACRE Debt TRS or any other TRSs we may form. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our stockholders.
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
The failure of a loan, including a mezzanine loan or modified loan, to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

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
In addition, the terms of a loan that we own may be modified in a manner constituting a "significant modification," in which case the modified loan may be considered to have been reissued to us. If a loan is treated for U.S. federal income tax purposes as reissued as a result of a modification, we may recognize gain or loss on the deemed disposition of the original loan, which could impact our REIT distribution requirement. Further, the modified loan may be treated differently from the original loan, including for purposes of the REIT asset and income tests.
In the event we own a mezzanine loan that does not meet the safe harbor, or a loan that has undergone a "significant modification," the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, or if such loan otherwise adversely impacted our REIT asset and income tests, we could fail to qualify as a REIT, unless we are able to qualify for a statutory REIT "savings" provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
We may fail to qualify as a REIT or become subject to a penalty tax if the IRS successfully challenges our treatment of our mezzanine loans and certain preferred equity investments as debt for U.S. federal income tax purposes.
There is limited case law and administrative guidance addressing whether instruments similar to our mezzanine loans and preferred equity investments will be treated as equity or debt for U.S. federal income tax purposes. We treat our mezzanine loans and our preferred equity investments that have a debt-like fixed return and redemption date as debt for U.S. federal income tax purposes, but we do not obtain private letter rulings from the IRS or opinions of counsel on the characterization of such investments for U.S. federal income tax purposes. If such investments were treated as equity for U.S. federal income tax purposes, we would be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan or preferred equity, and we would be treated as receiving our proportionate share of the income of that entity. If that partnership or limited liability company owned non-qualifying assets, earned non-qualifying income, or earned prohibited transaction income, we may not be able to satisfy all of the REIT income or asset tests or could be subject to prohibited transaction tax. Accordingly, we could be required to pay prohibited transaction tax or fail to qualify as a REIT if the IRS does not respect our classification of our mezzanine loans and certain preferred equity investments as debt for U.S. federal income tax purposes unless we are able to qualify for a statutory REIT "savings" provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure or currency fluctuations will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges either (i) interest rate risk on liabilities used to carry or acquire real estate assets, (ii) currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, or (iii) an instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through ACREFI TRS, ARM TRS, ACREFI II TRS, ACREFI III TRS, and ACRE Debt TRS or another TRS. This could increase the cost of our hedging activities because our TRS could be subject to tax on gains or expose us to greater risks associated with changes in interest rates and currency fluctuations than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit to us, although, subject to limitation, such losses may be carried forward to offset future taxable income of the TRS.
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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
As an externally managed REIT, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Manager, an indirect subsidiary of Apollo. Apollo determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for us and other entities managed by Apollo, and we rely on Apollo for assessing, identifying and managing material risks to our business from cybersecurity threats.
The Apollo Global Management, Inc. (“AGM”) board of directors is involved in overseeing Apollo’s risk management program, including with respect to cybersecurity, which is a critical component of Apollo’s overall approach to enterprise risk management (“ERM”). Apollo’s cybersecurity policies and practices are fully integrated into its ERM framework through its reporting, risk management and oversight channels and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.
As one of the critical elements of Apollo’s overall ERM approach, Apollo’s cybersecurity program is focused on the following key areas:
•Governance. As discussed further under the heading “Cybersecurity Governance,” the AGM board of directors has an oversight role, as a whole and also at the committee level, in overseeing management of Apollo’s risks, including its cybersecurity risks. Apollo’s Chief Information Security Officer (“CISO”) and the CISO of Athene Holding Ltd., a subsidiary of AGM, with support from the broader Apollo Technology team, are responsible for information security strategy, policies and practices, as well as, as appropriate, with our executive officers and other representatives of the Manager and its affiliates.
•Collaborative Approach. Apollo utilizes a cross-functional approach involving stakeholders across multiple departments, including Apollo Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, in consultation with our management and our board of directors, as applicable, in a timely manner.
•Technical Safeguards. Apollo deploys technical safeguards that are designed to protect its information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis using vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning. Apollo has established and maintains incident response and recovery plans that address its response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•Third-Party Risk Management. Apollo maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems, as well as the systems of third parties that could adversely impact its business and the business of its externally managed entities such as our company, in the event of a cybersecurity incident affecting those third-party systems.
•Education and Awareness. Apollo provides regular, mandatory training for personnel regarding cybersecurity threats to equip its personnel with effective tools to help mitigate cybersecurity threats, and to communicate its evolving information security policies, standards, processes and practices.
Apollo engages in the periodic assessment and testing of its policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of its cybersecurity measures. Apollo regularly engages third parties, including auditors and consultants, to perform assessments on its cybersecurity measures, including information security maturity assessments, audits and independent reviews of its information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to Apollo’s risk management function, and Apollo adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews.
Cybersecurity threat risks have not materially affected our company, including our business strategy, results of operations or financial condition. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.”
Cybersecurity Governance
The AGM board of directors’ oversight of cybersecurity risk management is supported by the audit committee of the AGM board of directors (the “AGM audit committee”), the AAM Global Risk Committee (“AGRC”), the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. The AGM board of directors, the AGM audit committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo’s risk management professionals, the AGM's Chief Security Officer (“CSO”), CISO, other members of management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Apollo’s Technology, Legal, Compliance, and ERM teams. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM’s board of directors and/or the AGM audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM board of directors or the AGM audit committee receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, as well as from AHL’s CISO, at least annually.
AGM’s CSO holds an undergraduate degree in Management Information Systems and Business Administration, which he received magna cum laude. He has over 25 years of cyber-related experience, having served in various roles in technology and cybersecurity, including as Head of IT Risk Management, Executive Director of IT & Risk Compliance, and Global IT Risk Evaluation Lead at large financial institutions and consulting firms. He was also previously AGM’s CISO for nearly eight years. AGM’s CISO holds a master’s degree in Business Information Systems and has served in various roles in information technology and information security for over 25 years across a number of large financial institutions, including as Director, Cybersecurity and Risk.
The AGM CISO, in coordination with the Apollo Technology and ERM teams, works collaboratively across Apollo to implement a program designed to protect its information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with its incident response and recovery plans. To facilitate the success of Apollo’s cybersecurity risk management program, multidisciplinary teams throughout Apollo are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the AGM audit committee or AGM board of directors, as appropriate.
As part of the risk management oversight (including oversight of cyber risks) of the audit committee of our board of directors, our audit committee regularly interacts with, and receives reports from, our management, the Manager, Apollo, and other service providers. The audit committee of our board of directors receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to Apollo’s peers and third parties. Additionally, Apollo and other service providers periodically report to management as it relates to our cybersecurity practices.
Apollo’s cybersecurity incident response plan provides for proper escalation of identified cybersecurity threats and incidents, including, as appropriate, to our management. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to our company, the Manager, and evaluation of the adequacy of our cybersecurity program (as coordinated through the Manager and Apollo), including risk mitigation, compliance and controls.
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

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange, under the symbol "ARI." On February 5, 2024, the last sales price for our common stock on the New York Stock Exchange was $11.00 per share.
Holders
As of February 5, 2024, we had 445 registered holders of our common stock. The 445 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.
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
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 500 (the "S&P 500"), and the Bloomberg REIT Mortgage Index (the "BBREMTG Index"), a published industry index, from December 31, 2018 to December 31, 2023. The graph assumes that $100 was invested on December 31, 2018 in our common stock, the S&P 500 and the BBREMTG Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Apollo Commercial Real Estate Finance, Inc.	100.00	121.05	86.53	112.19	104.59	130.04
S&P 500	100.00	125.24	148.27	190.79	156.21	197.23
BBREMTG Index	100.00	120.03	93.38	109.82	83.05	95.08

Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months or year ended December 31, 2023.

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
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $631.2 billion as of September 30, 2023.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Current Market Conditions
Certain external events such as public health issues, including the novel coronavirus ("COVID-19"), natural disasters, political and economic instability abroad, concerns regarding the stability of the sovereign debt of certain European countries, and other geopolitical issues, including the ongoing conflicts between Israel and Hamas, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, and among Russia, Belarus and Ukraine, and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia, Belarus and Russian or Belarusian interests, have adversely impacted the global economy and have contributed to significant volatility in financial markets. Due to various uncertainties caused by such external events and recent macroeconomic trends, including inflation and higher interest rates, further business risks could arise. Some of the factors that impacted us to date and may continue to affect us are outlined in Item 1A. "Risk Factors."
Results of Operations
Net Income Available to Common Stockholders
For the years ended December 31, 2023 and 2022, our net income available to common stockholders was $45.9 million, or $0.29 per diluted share of common stock, and $253.0 million, or $1.68 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2023 and 2022 ($ in thousands):

	Years ended		2023 vs 2022
	December 31, 2023	December 31, 2022
Net interest income:
Interest income from commercial mortgage loans	$701,002	$456,513	$244,489
Interest income from subordinate loans and other lending assets	17,280	55,590	(38,310)
Interest expense	(466,110)	(270,525)	(195,585)
Net interest income	252,172	241,578	10,594
Operations related to real estate owned:
Revenue from real estate owned operations	92,419	62,062	30,357
Operating expenses related to real estate owned	(72,759)	(52,368)	(20,391)
Depreciation and amortization on real estate owned	(8,248)	(704)	(7,544)
Net income related to real estate owned	11,412	8,990	2,422
Operating expenses:
General and administrative expenses	(29,520)	(29,662)	142
Management fees to related party	(37,978)	(38,419)	441
Total operating expenses	(67,498)	(68,081)	583
Other income, net	4,616	2,494	2,122
Net realized gain (loss) on investments	(86,604)	18,683	(105,287)
Gain on extinguishment of debt	495	—	495
Decrease (increase) in Specific CECL Allowance, net	(59,500)	11,500	(71,000)
Decrease in General CECL Allowance, net	72	6,123	(6,051)
Gain (loss) on foreign currency forward contracts	(48,213)	146,981	(195,194)
Foreign currency translation gain (loss)	52,031	(116,399)	168,430
Gain (loss) on interest rate hedging instruments	(414)	13,363	(13,777)
Net income before taxes	$58,569	$265,232	$(206,663)
Income tax provision	(442)	—	(442)
Net income	$58,127	$265,232	$(207,105)
For a comparison and discussion of our results of operations and other operating and financial data for the fiscal years ended December 31, 2022 and 2021, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 8, 2023.
Net Interest Income
Net interest income increased by $10.6 million during the year ended December 31, 2023 compared to the same period in 2022. This increase was primarily driven by higher average index rates and was partially offset by placing a first mortgage loan and subordinate loan collateralized by the same ultra-luxury residential-for-sale property in Manhattan on non-accrual status as of May 1, 2023.
Operations Related to Real Estate Owned
Net income related to real estate owned increased by $2.4 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily driven by an increase in net income from hotel operations, prior to depreciation, of $5.2 million and $4.7 million attributable to the D.C. Hotel and the Atlanta Hotel, respectively.
This increase was partially offset by a $7.5 million increase in depreciation expense for the year ended December 31, 2023 compared to the year ended December 31, 2022, which was primarily related to the reclassification of the D.C. Hotel from held for sale to held for investment. Upon reclassification on March 1, 2023, we resumed depreciation and recorded depreciation expense representing the amount that would have been recorded had the asset been consistently classified as held for investment since its initial reclassification to held for sale during the first quarter of 2022.
Refer to "Note 5 - Real Estate Owned" for full discussion of the reclassification and operations related to real estate owned.
Operating Expenses
Management fees to related party and General and administrative expenses remained generally the same for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Other income, net
Other income, net increased by $2.1 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in bank interest earned on our cash balances and money market funds as a result of a higher interest rate environment.
Net realized gain (loss) on investments
During the year ended December 31, 2023, we recorded a $86.6 million net realized loss on investments, compared to the year ended December 31, 2022, in which we recorded a $18.7 million net realized gain. The $86.6 million net realized loss recorded during 2023 was primarily comprised of (i) a $4.8 million realized loss related to the acquisition of the Atlanta Hotel through a deed-in-lieu of foreclosure and (ii) a $82.0 million realized loss representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. These losses were partially offset by a $0.2 million gain on investments recorded in connection with the sale of our entire interest in three commercial loans secured by properties in Europe and a partial interest in one commercial loan secured by property located in London, United Kingdom.
The net realized gain of $18.7 million during the year ended December 31, 2022 was primarily driven by a $43.6 million realized gain recorded in connection with the title acquisition for one of our first mortgage loans secured by a multifamily development in Brooklyn, NY. Refer to "Note 5 - Real Estate Owned" for more information. This realized gain was partially offset by a (i) $17.9 million realized loss, representing a write-off of a previously recorded Specific CECL Allowance on a first mortgage loan secured by an urban predevelopment property due to the sale of the underlying property, and (ii) a $7.0 million realized loss, representing a write-off of a previously recorded Specific CECL Allowance related to a first mortgage secured by the Atlanta Hotel, which went into maturity default during 2022. Refer to "Note 4 - Commercial Mortgage Loans Subordinate Loans and Other Lending Assets, Net" for more information.
Decrease (increase) in Specific CECL Allowance, net
During the year ended December 31, 2023, we recorded a net increase to our Specific CECL Allowance of $59.5 million compared to a net decrease of $11.5 million recorded during the year ended December 31, 2022.
During the year ended December 31, 2023, we recorded a $141.5 million increase to our Specific CECL Allowance, related to two mezzanine loans secured by the same ultra-luxury residential property in Manhattan, NY. As of June 30, 2023, $82.0 million related to the most junior mezzanine loan was deemed unrecoverable. Accordingly, $82.0 million of previously recorded Specific CECL was written-off and recorded as a realized loss within net realized loss on investments during 2023.
The $11.5 million decrease of our Specific CECL Allowance during the year ended December 31, 2022 was comprised of (i) a $53.0 million reversal and $15.0 million write-off of a previously recorded Specific CECL Allowance on an urban predevelopment first mortgage loan in Miami, FL and (ii) a $10.0 million reversal of a previously recorded Specific CECL Allowance on a loan related to a multifamily development in Brooklyn, NY. These write-offs and reversals recorded during the year ended December 31, 2022 were offset by the Specific CECL Allowance of $66.5 million recorded in relation to mezzanine loan secured by our interest in an ultra-luxury residential property in Manhattan, NY.
Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance.
Decrease in General CECL Allowance, net
Our General CECL Allowance decreased by $0.1 million during the year ended December 31, 2023 compared to a decrease of $6.1 million for the same period in 2022. The decrease recorded during 2023 was primarily related to portfolio seasoning and loan repayments outpacing originations. The decrease was partially offset by the increase in our view of remaining expected term of certain of our loans. The decrease in General CECL Allowance recorded during the year ended December 31, 2022, was primarily due to portfolio seasoning and changes in expected loan repayment dates, which were partially offset by a more adverse macroeconomic outlook.
Refer to "Note 2 - Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.
Gain on Extinguishment of Debt

During the year ended December 31, 2023, we repurchased $53.9 million aggregate principal of the 5.375% Convertible Senior Notes due 2023 (the "2023 Notes") and realized a $0.5 million gain on extinguishment of debt. There was no repurchase activity for the year ended December 31, 2022.
Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
Foreign currency translation loss and gain on derivative instruments
Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the years ended December 31, 2023 and 2022 was a net gain of $3.8 million and $30.6 million, respectively. We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD.
During the year ended December 31, 2023, both the GBP and the EUR rates rose in relation to USD while both rates fell considerably during the year ended December 31, 2022. The rise in rates resulted in a loss on our foreign currency forward contracts and a gain related to foreign currency translation. The change in net gain for the year ended December 31, 2023 compared to the year ended December 31, 2022 is predominantly due to lower forward point estimates and a decrease in value on forward currency contracts related to our net interest hedges for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Gain (loss) on interest rate hedging instruments
During the year ended December 31, 2023, we recorded a net loss of $0.4 million on our interest rate caps, which included realized gains of $9.7 million. This realized gain was primarily due to LIBOR exceeding the strike rate on our 2026 Term Loan interest rate cap prior to maturing in the second quarter of 2023. The realized gain was offset by unrealized losses which increased as the interest rate cap neared maturity. During the year ended December 31, 2022, our interest rate cap generated a gain of $13.4 million due to rising LIBOR rates, including a realized gain of $5.7 million due to LIBOR exceeding the strike rate on our 2026 Term Loan interest rate cap.
Income tax provision
During the year ended December 31, 2023, we recorded an income tax provision of $0.4 million. The income tax provision reflects the aggregate income tax of one of our TRS entities for the taxable year ended December 31, 2023. We recorded no income tax provision during the year ended December 31, 2022.
Subsequent Events
Refer to "Note 21 - Subsequent Events" to the accompanying consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2023.
Non-GAAP Financial Measures
Distributable Earnings
Distributable Earnings, a non-GAAP financial measure, is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items (including depreciation and amortization related to real estate owned) included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, and (v) provision for loan losses. Distributable Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors.
For the year ended December 31, 2023, our Distributable Earnings were $157.5 million, or $1.09 per share, as compared to $239.3 million, or $1.67 per share, for the prior year.
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
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Year ended December 31,
Weighted-Averages Shares	2023	2022
Diluted shares - GAAP	141,281,286	165,504,660
Potential shares issued under conversion of the Convertible Notes	—	(22,314,191)
Unvested Restricted Stock Units ("RSUs")	2,932,284	—
Diluted shares - Distributable Earnings	144,213,570	143,190,469
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

During the year ended December 31, 2023, we recorded $86.6 million net realized loss on investments consisting of (i) a $82.0 million realized loss representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY, (ii) a $4.8 million realized loss related to the acquisition of a hotel property through a deed-in-lieu of foreclosure and (iii) a $0.2 million gain on loan sales. Refer to Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 5 – Real Estate Owned" for additional information.

During the year ended December 31, 2023, we recorded $0.5 million gain on extinguishment of debt related to a partial repurchase of our 2023 Notes. See "Note 10 - Convertible Senior Notes, Net" for full discussion of this transaction.
During the year ended December 31, 2022, we recorded a $18.7 million net realized gain on investments consisting of (i) a $43.6 million realized gain on investments reflecting the difference between the fair value of a multifamily development property located in Brooklyn, NY acquired through a deed-in-lieu of foreclosure and the amortized cost of the loan at the time of foreclosure, (ii) a $17.9 million realized loss representing a write-off of a previously recorded Specific CECL Allowance on an urban predevelopment first mortgage loan and (iii) a $7.0 million realized loss on a first mortgage secured by a hotel property, representing a write-off of a previously recorded Specific CECL Allowance related to a first mortgage loan in maturity default. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and Note 5 – Real Estate Owned" for additional information.
We believe it is useful to our investors to present Distributable Earnings prior to net realized gains (losses) on investments and gain on extinguishment of debt to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to net realized gains (losses) on investments and gain on extinguishment of debt, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.
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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to net realized gains (losses) on investments and gain on extinguishment of debt ($ in thousands):

	Year ended December 31,
	2023	2022
Net income available to common stockholders	$45,855	$252,960
Adjustments:
Equity-based compensation expense	17,444	18,252
Loss (gain) on foreign currency forwards	48,213	(146,981)
Foreign currency loss (gain), net	(52,031)	116,399
Unrealized loss (gain) on interest rate cap	10,098	(7,692)
Realized gains relating to interest income on foreign currency hedges, net	11,882	14,080
Realized gains relating to forward points on foreign currency hedges, net	8,397	9,195
Depreciation and amortization on real estate owned	8,248	704
Increase (decrease) in current expected credit loss allowance, net	59,428	(17,623)
Net realized (gain) loss on investments	86,604	(18,683)
Gain on extinguishment of debt	(495)	—
Total adjustments:	197,788	(32,349)
Distributable Earnings prior to net realized (gain) loss on investments and gain on extinguishment of debt	$243,643	$220,611
Net realized gain (loss) on investments	$(86,604)	$18,683
Gain on extinguishment of debt	495	—
Distributable Earnings	$157,534	$239,294
Diluted Distributable Earnings per share prior to net realized loss on investments and gain on extinguishment of debt	$1.69	$1.54
Diluted Distributable Earnings per share of common stock	$1.09	$1.67
Weighted-average diluted shares - Distributable Earnings	144,213,570	143,190,469

Book Value Per Share

The table below calculates our book value per share ($ in thousands, except per share data):

	December 31, 2023	December 31, 2022
Stockholders' Equity	$2,208,733	$2,354,504
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$2,039,473	$2,185,244
Common Stock	141,358,605	140,595,995
Book value per share	$14.43	$15.54
The table below shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2022	$15.54
General CECL Allowance and depreciation and amortization	0.24
Book value per share at December 31, 2022 prior to General CECL Allowance	$15.78
Diluted Distributable Earnings per share prior to net realized (gain) loss on investments and gain on extinguishment of debt	1.69
Common dividends declared	(1.40)
Net realized loss on investments	(0.61)

Net increase in Specific CECL Allowance	(0.42)
Net loss on currency and interest rate hedges(1)	(0.19)
Vesting and delivery of RSUs	(0.14)
Other	0.02
Book value per share at December 31, 2023 prior to General CECL Allowance and depreciation and amortization	$14.73
General CECL Allowance and depreciation and amortization	(0.30)
Book value per share at December 31, 2023	$14.43
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
Investment Activity
During the year ended December 31, 2023, we committed $734.1 million of capital to loans ($456.2 million was funded at closing). In addition, during the year ended December 31, 2023, we received $1.2 billion in repayments and sales and funded $472.9 million for commitments closed prior to 2023.
Loan Portfolio Overview
Loan Portfolio Details
The following table sets forth certain information regarding our loan portfolio as of December 31, 2023 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$7,925,359	8.7%	9.1%	$5,551,809	7.3%	$2,373,550
Subordinate loans and other lending assets, net	432,734	0.8%	0.9%	—	—	432,734
Total/Weighted-Average	$8,358,093	8.3%	8.7%	$5,551,809	7.3%	$2,806,284
———————
(1)    Based on the applicable benchmark rates as of December 31, 2023 on the floating rate loans and includes zero percent coupon and yield for loans on non-accrual.
(2)     Includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $13.3 million.
(4)    Includes weighted average spread and applicable benchmark rates as of December 31, 2023 on secured debt arrangements.
(5)    Represents loan portfolio at amortized cost less secured debt outstanding.
The following table provides loan-by-loan details of our commercial mortgage loan portfolio and subordinate loan and other lending assets portfolio as of December 31, 2023 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Hotel	3	10/2019	$348	$24		Y	08/2024	Various, Spain
2	Hotel	3	12/2023	273	—			12/2028	Various, Europe
3	Hotel	3	11/2021	227	13		Y	11/2026	Various, UK/Ireland
4	Hotel	3	05/2022	186	18		Y	06/2027	Napa Valley, CA
5	Hotel	3	07/2021	177	2			08/2026	Various, US
6	Hotel	3	11/2021	164	—			12/2026	St. Thomas, USVI
7	Hotel	3	09/2015	146	—			06/2024	Manhattan, NY
8	Hotel	3	04/2018	136	—			04/2024	Honolulu, HI
9	Hotel	2	08/2019	132	—			08/2024	Puglia, Italy
10	Hotel	3	10/2021	100	—			11/2026	New Orleans, LA
11	Hotel	3	06/2022	100	—			06/2025	Rome, Italy
12	Hotel	3	05/2019	46	—			12/2025	Chicago, IL
13	Hotel	2	12/2015	42	—			08/2024	St. Thomas, USVI
14	Hotel	3	02/2018	27	—			11/2024	Pittsburgh, PA
15	Office	2	02/2022	280	355	Y		02/2027	London, UK
16	Office	3	03/2022	243	22		Y	04/2027	Manhattan, NY
17	Office	3	06/2019	219	1			08/2026	Berlin, Germany
18	Office	3	01/2020	211	41		Y	03/2028	Long Island City, NY
19	Office	3	02/2020	176	5			02/2025	London, UK
20	Office	3	02/2022	163	—			06/2025	Milan, Italy
21	Office	3	11/2022	100	—			01/2025	Chicago, IL
22	Office	4	03/2018	81	—		Y	07/2025	Chicago, IL
23	Retail	3	04/2022	478	37			04/2027	Various, UK
24	Retail	3	10/2021	414	—			10/2026	Various, UK
25	Retail	3	08/2019	250	—		Y	09/2025	Manhattan, NY
26	Retail	3	05/2022	129	—			06/2027	Various, US
27	Retail(1)	5	11/2014	100	—			09/2024	Cincinnati, OH
28	Residential	3	12/2021	228	12			12/2026	Various, UK
29	Residential(2)	3	08/2022	191	—			09/2024	Manhattan, NY
30	Residential	3	03/2023	168	—			04/2026	Various, US
31	Residential	3	05/2022	92	2			06/2027	Manhattan, NY
32	Residential	3	05/2021	81	—			05/2026	Cleveland, OH
33	Residential	3	12/2021	55	2			01/2027	Manhattan, NY
34	Residential	3	12/2019	29	3			11/2025	Boston, MA
35	Healthcare	3	03/2022	352	—			03/2027	Various, MA
36	Healthcare	3	10/2019	160	—			10/2024	Various, UK
37	Mixed Use	3	12/2019	369	37	Y	Y	08/2025	London, UK
38	Mixed Use	3	03/2022	138	39		Y	03/2027	Brooklyn, NY
39	Mixed Use	3	06/2022	128	12	Y	Y	06/2026	London, UK
40	Mixed Use	3	12/2019	45	—			03/2024	London, UK
41	Industrial	3	03/2021	247	—			05/2026	Various, Sweden
42	Caravan Parks	3	02/2021	204	—			02/2028	Various, UK
43	Portfolio(3)	3	06/2021	195	20			06/2026	Various, Germany
44	Parking Garages	3	05/2021	193	5			05/2026	Various, US

45	Urban Predevelopment	3	12/2022	127	6	01/2026	Miami, FL
46	Other	3	12/2023	—	213	01/2029	Various, UK
	General CECL Allowance			(25)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.0		$7,925	$869	2.4 Years

Subordinate Loan and Other Lending Assets Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(2)	3	06/2015	$233	$—			09/2024	Manhattan, NY
2	Residential(1)(2)	5	05/2020	170	—			09/2024	Manhattan, NY
3	Hotel	2	06/2015	23	—			07/2025	Phoenix, AZ
4	Office	4	08/2017	8	—			09/2024	Troy, MI
	General CECL Allowance			(1)
	Subtotal / Weighted-Average Subordinate Loans and Other Lending Assets	3.7		$433	$—			0.7 Years

	Total / Weighted-Average Loan Portfolio(4)	3.0		$8,358	$869			2.3 Years
———————
(1)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(2)Loans are secured by the same property.
(3)Includes portfolio of office, industrial, and retail property types.
(4)Total may not foot due to rounding.

Our average asset and related debt balances for the year ended December 31, 2023 were ($ in thousands):

	Average month-end balances for the year ended December 31, 2023
Description	Assets	Related debt
Commercial mortgage loans, net	$7,942,762	$5,414,748
Subordinate loans and other lending assets, net	598,526	—
Portfolio Management
Our portfolio benefits from our core investment strategy whereby we target assets that are secured by institutional quality real estate throughout the United States and Europe. As discussed in Item 1. “Business—Investment Strategy” of this annual report on Form 10-K, the Manager has implemented underwriting standards which place a particular emphasis on due diligence of prospective investments’ sponsors and borrowers, as well as assessment of the risk/return profile and appropriate structure of each investment opportunity. As of December 31, 2023, our portfolio’s weighted-average origination loan to value (“LTV”) ratio was 57%, excluding risk-rated 5 loans. This reflects significant equity value which we believe our loan sponsors would be committed to protect during periods of volatility and market disruption.

We maintain a strong relationship with our borrowers and actively manage the assets in our portfolio on an ongoing basis. A dedicated team of asset management professionals performs surveillance of all loans in our portfolio, on an individual basis, from closing through final repayment. This robust monitoring process includes continuous assessment of asset level performance against underwritten criteria, changes in borrowers’ financial position, as well as the impact of macroeconomic trends and microeconomic developments on loan assets and respective underlying collateral performance.

In addition to ongoing asset management, as further described in “Note 4—Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net” to our consolidated financial statements, we perform a quarterly review of our portfolio whereby each loan is assigned a risk rating of “1” through “5,” from less risk to greater risk, respectively. This analysis includes assessment of loans based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. In performing the analysis with respect to each loan, these various factors are assessed holistically, with a focus on their interplay, whereby no single factor on its own (whether quantitative or qualitative) is given more weight in the assessment or is prescriptive as to which specific risk rating is assigned to a specific loan. We apply these various factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. As of both December 31, 2023 and 2022, the weighted-average risk rating of the loan portfolio was 3.0, respectively.

The following table presents the carrying value of our loans by internal risk rating as of December 31, 2023 ($ in thousands):

Risk Rating	Number of Loans	Total	% of Portfolio
1	—	$—	—%
2	4	478,440	5.7%
3	42	7,548,252	90.0%
4	2	88,112	1.1%
5	2	269,771	3.2%
Total	50	$8,384,575	100.0%
General CECL Allowance(1)		(26,482)
Total carrying value, net		$8,358,093
———————
(1)$4.0 million of the General CECL Allowance for 2023 is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
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
At December 31, 2023, our debt-to-equity ratio was 3.0 and our portfolio was comprised of $7.9 billion of commercial mortgage loans and $432.7 million of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loans and other lending assets given built-in inherent structural leverage.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	December 31, 2023	December 31, 2022
Debt to Equity Ratio(1)	3.0	2.8
———————
(1)Represents total debt less cash and loan proceeds held by servicer (recorded with Other Assets, refer to "Note 6 - Other Assets" for more information) to total stockholders' equity.
Contractual Obligations, Liquidity, and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund and maintain our assets and operations, repay borrowings, make distributions to our stockholders and other general business needs. We utilize various sources in order to meet our liquidity needs in the next twelve months, which is considered the short-term, and in the longer term.
Our current debt obligations, at face value, consist of $1.3 billion of corporate debt, $5.6 billion of asset financings, and a $164.8 million construction financing related to our real estate owned held for investment. Our corporate debt includes: (i) $769.3 million of term loan borrowings, and (ii) $500.0 million of senior secured notes. Our asset specific financings are generally tied to the underlying loans and we anticipate repayments of $864.2 million of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.
In addition to our debt obligations, as of December 31, 2023, we had $0.9 billion of unfunded loan commitments. We expect that approximately $609.4 million will be funded to existing borrowers in the short term.
As of December 31, 2023, we had $225.4 million of cash on hand and held approximately $521.5 million of unencumbered assets, consisting of $245.6 million of senior mortgages, $200.5 million of mezzanine loans, and $75.4 million of real estate owned.

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

As of December 31, 2023, we have one interest in an unconsolidated joint venture deemed to be a variable interest entity ("VIE"), of which we are not the primary beneficiary. Therefore, the VIE is not consolidated in our consolidated financial statements as of December 31, 2023. The joint venture owns an underlying property that secures one of our first mortgage loans, and is accounted for as an off-balance-sheet arrangement. Our maximum exposure to loss from this commercial mortgage loan is limited to its carrying value, which as of December 31, 2023 was $99.9 million.
Refer to "Note 2 - Summary of Significant Accounting Policies" to our consolidated financial statements for more information.
Borrowings Under Various Financing Arrangements
The table below summarizes the outstanding balances and maturities for our various financing arrangements:

	December 31, 2023		December 31, 2022
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured credit facilities	$3,247,652	June 2026	$3,459,226	May 2026
Barclays Private Securitization	2,157,157	June 2026	1,850,076	February 2026
Revolving Credit Facility	147,000	February 2025	—	N/A
Total Secured debt arrangements	$5,551,809		$5,309,302
Term loans	$769,250	January 2027	$777,250	January 2027
Senior secured notes	500,000	June 2029	500,000	June 2029
Convertible senior notes	—	N/A	230,000	October 2023
Total Borrowings	$6,821,059		$6,816,552
———————
(1)Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)Maturity dates represent weighted average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
Secured Credit Facilities
As of December 31, 2023, we had nine counterparties across our secured credit facilities through wholly-owned subsidiaries. During the year ended December 31, 2023, we entered into secured credit facilities with Banco Santander, S.A., New York Branch and Churchill MRA Funding I LLC, which provided a combined $430.0 million of additional capacity. Additionally, during the year ended December 31, 2023 we increased our borrowing capacity on the Atlas Facility, as defined below, by $100.1 million.

On February 8, 2023, in connection with the acquisition by certain subsidiaries of Atlas Securitized Products Holdings
(“Atlas”), which is a wholly-owned investment of a fund managed by an affiliate of the Manager, of certain warehouse assets and liabilities of the Credit Suisse AG Securitized Products Group ("Credit Suisse AG")("Credit Suisse Facility")(the “Transaction”), the Credit Suisse Facility was acquired by Atlas ("Atlas Facility"). In order to effect the assignment of the Credit Suisse Facility and related agreements, we and one of our subsidiaries, similar to the other sellers and guarantors party to the subject agreements in the Transaction, entered into an Omnibus Assignment, Assumption and Amendment Agreement as well as certain related agreements with Credit Suisse AG and Atlas. Refer to "Note 7 - Secured Debt Arrangements, Net" and "Note 15 - Related Party Transactions" of our Condensed Consolidated Financial Statements for further discussion regarding the transaction.
Barclays Private Securitization

We are party to a private securitization with Barclays Bank plc (the "Barclays Private Securitization"). Commercial mortgage loans currently financed under the Barclays Securitization are denominated in GBP, EUR and SEK. As of December 31, 2023, we had £969.9 million, €655.8 million, and kr2.0 billion ($2.2 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans. During the year ended December 31, 2023 we upsized our capacity by $494.1 million.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Consolidated Financial Statements for additional disclosure regarding our Barclays Private Securitization.
Revolving Credit Facility
During 2023, we entered into the $170.0 million Revolving Credit Facility administered by Bank of America, N.A. that matures in March 2026. As of December 31, 2023 we had $147.0 million borrowings outstanding under our Revolving Credit Facility.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our Condensed Consolidated Financial Statements for additional disclosure regarding our secured credit facilities.
Term Loans
In May 2019, we entered into the $500.0 million senior secured term loan (the "2026 Term Loan") and in March 2021, we entered into an additional $300.0 million senior secured term loan, with substantially the same terms as the 2026 Term Loan, (the "2028 Term Loan" and, together with the 2026 Term Loan, the "Term Loans"). The outstanding Term Loans principal balance as of December 31, 2023 and December 31, 2022 was $769.3 million and $777.3 million, respectively.
Refer to “Note 8 – Senior Secured Term Loans, Net” of our Consolidated Financial Statements for additional disclosure regarding our 2026 Term Loan and 2028 Term Loan.
Senior Secured Notes
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes had a carrying value of $495.6 million and $494.8 million, net of deferred financing costs of $4.4 million and $5.2 million, as of December 31, 2023 and December 31, 2022, respectively.
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
During the fourth quarter of 2018, we issued $230.0 million of the 5.375% Convertible Senior Notes due 2023 (the "2023
Notes" and, together with the 2022 Notes, the "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses.
During the year ended December 31, 2023, we repurchased $53.9 million aggregate principal amount of the 2023 Notes at a weighted average price of 99.1%. As a result of these transactions, during the year ended December 31, 2023, we recorded a gain of $0.5 million in our condensed consolidated statement of operations. During the fourth quarter of 2023, we repaid the $176.1 million remaining principal of the 2023 Notes in cash at par.
Refer to “Note 10 – Convertible Senior Notes, Net” of our Consolidated Financial Statements for additional disclosure regarding our Convertible Notes
Dividends
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
As of December 31, 2023 and December 31, 2022, we had 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share ("Series B-1 Preferred Stock") outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.
The following table details our dividend activity:

	Year ended
Dividends declared per share of:	December 31, 2023	December 31, 2022
Common Stock	$1.40	$1.40
Series B-1 Preferred Stock	$1.81	$1.81
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
Assets and Liabilities Related to Real Estate Owned (and Related Debt)
In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or deed-in-lieu of foreclosure. Foreclosed properties are classified as real estate owned and recognized at fair value on our consolidated balance sheets in accordance with the acquisition method under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Real estate assets acquired may include land, building, furniture, fixtures and equipment ("FF&E"), and intangible assets, and liabilities assumed may include intangible liabilities. In accordance ASC 820, "Fair Value Measurements and Disclosures," we may utilize the income, market or cost approach (or combination thereof) to determine fair value.
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
When determining the fair value of real estate assets under the cost approach, we measure fair value as the replacement cost of these assets. This approach also requires significant judgment, and our estimate of replacement cost could vary from actual replacements costs.
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

Once real estate assets have been recorded at fair value upon acquisition, they are subsequently evaluated for impairment on a quarterly basis. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset for the purpose of assessing impairment, we make certain assumptions including, but not limited to: consideration of projected operating cash flows, intended holding period of the real estate, comparable selling prices and projected cash flows from the eventual disposition of the real estate based upon our estimate of a capitalization rate and discount rate. While we exercise significant judgment in generating our assumptions, the asset’s fair value is subject to uncertainty, as actual operating cash flows and disposition proceeds could differ from those assumed in our valuations. Additionally, the output is sensitive to the assumptions used in calculating any potential impairment.
Please refer to "Note 2 – Summary of Significant Accounting Policies," "Note 3 – Fair Value Disclosure," and "Note 5 – Real Estate Owned" for more information regarding real estate owned and our valuation methodology.

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
We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the fourth quarter of 2023 provided by a third party, Trepp LLC. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which we determine an appropriate historical loss rate. This historical loss rate, and ultimately the General CECL Allowance we derive, is sensitive to the CMBS dataset we select.
We adjust our determined annual historical loss rate based on our outlook of the macroeconomic environment for a reasonable and supportable forecast period. Selection of a forecast period is a matter of judgement and our General CECL Allowance is sensitive to this input.

We develop our expectations for the future macroeconomic environment and its potential impact on the performance of loans in our portfolio by analyzing various market factors, such as unemployment rate, market liquidity and price indexes relevant to commercial real estate sector. This assessment requires the use of significant judgment in selecting relevant market factors and analyzing their correlation with historical loss rates. The future macroeconomic environment is subject to uncertainty as the actual future macroeconomic environment could vary from our expectations.
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
Specific CECL Allowance
When we determine that a borrower or sponsor is experiencing financial difficulty, we evaluate the related loan for loan-specific allowances under the practical expedient prescribed by the CECL Standard. Determining that a borrower or sponsor is experiencing financial difficulty requires the use of significant judgment and can be based on several factors subject to uncertainty. These factors can include, but are not limited to, whether cash from the borrower's operations are sufficient to cover current and future debt service requirements, the borrower’s ability to potentially refinance the loan, and other circumstances that can affect the borrower’s ability to satisfy their obligations in accordance the terms of the loan. When utilizing the practical expedient for collateral dependent loans, the current expected credit losses is determined as the difference between the fair value of the underlying collateral, adjusted for estimated costs to sell when applicable, and the carrying value of the loan (prior to the current expected credit losses). Collateral-dependent loans evaluated for a Specific CECL Allowance are removed from the General CECL pool.
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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following December 31, 2023, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)
USD	$207,063	$1,035	$0.01	$(1,035)	$(0.01)
GBP	836,192	2,347	0.02	(2,347)	(0.02)
EUR	140,688	2,083	0.01	(2,083)	(0.01)
SEK	49,618	248	—	(248)	—
Total:	$1,233,561	$5,713	$0.04	$(5,713)	$(0.04)

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
New York, New York
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
For loans where the Company deems the borrower or sponsor to be experiencing financial difficulty, the Company has elected to apply a practical expedient in accordance with the CECL standard. In accordance with the practical expedient approach, the loan loss allowance is determined to be the difference between the fair value of the underlying collateral and the carrying value of the loan prior to the loan loss allowance. Significant judgments are required in determining the loan loss allowance, including estimates and assumptions regarding the value of the underlying collateral and other estimates.
We identified the estimation of the fair value of the underlying collateral of loans as a critical audit matter because of the significant estimates and assumptions required by management to evaluate the Company’s fair value analysis. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimate of the allowance for loan loss.
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
February 6, 2024

We have served as the Company's auditor since 2009.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share data)

	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$225,438	$222,030
Commercial mortgage loans, net(1)(4)	7,925,359	8,121,109
Subordinate loans and other lending assets, net(2)(4)	432,734	560,881
Real estate owned, held for investment, net(3) (net of $10,404 accumulated depreciation in 2023)	519,498	302,688
Other assets	85,623	70,607
Assets related to real estate owned, held for sale	78,653	162,397
Derivative assets, net	29,425	128,640
Total Assets	$9,296,730	$9,568,352
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$5,538,476	$5,296,825
Senior secured term loans, net	759,150	763,813
Senior secured notes, net	495,637	494,844
Convertible senior notes, net	—	229,361
Accounts payable, accrued expenses and other liabilities(5)	120,334	227,360
Debt related to real estate owned, held for investment, net	161,562	160,294
Participations sold	—	25,130
Payable to related party	9,553	9,728
Liabilities related to real estate owned, held for sale	3,285	6,493
Total Liabilities	7,087,997	7,213,848
Commitments and Contingencies (see Note 18)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2023 and 2022 (see Note 17)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 141,358,605 and 140,595,995 shares issued and outstanding in 2023 and 2022, respectively	1,414	1,406
Additional paid-in-capital	2,727,488	2,716,907
Accumulated deficit	(520,237)	(363,877)
Total Stockholders’ Equity	2,208,733	2,354,504
Total Liabilities and Stockholders’ Equity	$9,296,730	$9,568,352
———————
(1) Includes $7,705,491 and $7,482,658 pledged as collateral under secured debt arrangements in 2023 and 2022, respectively.
(2) Includes $232,991 and $191,608 pledged as collateral under secured debt arrangements in 2023 and 2022, respectively.
(3) Includes $154,048 pledged as collateral under secured debt arrangements in 2023.
(4) Net of $219,482 and $159,724 CECL Allowance comprised of $193,000 and $133,500 Specific CECL Allowance and $26,482 and $26,224 General CECL Allowance in 2023 and 2022, respectively.
(5) Includes $4,017 and $4,347 of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2023 and 2022, respectively.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Operations
(in thousands—except share and per share data)

	Year ended December 31,
	2023	2022	2021
Net interest income:
Interest income from commercial mortgage loans	$701,002	$456,513	$327,702
Interest income from subordinate loans and other lending assets	17,280	55,590	100,413
Interest expense	(466,110)	(270,525)	(162,522)
Net interest income	$252,172	$241,578	$265,593
Revenue from real estate owned operations	92,419	62,062	18,917
Total net revenue	$344,591	$303,640	$284,510
Operating expenses:
General and administrative expenses (includes equity-based compensation of $17,444, $18,252 and $17,633 in 2023, 2022 and 2021, respectively)	$(29,520)	$(29,662)	$(28,845)
Management fees to related party	(37,978)	(38,419)	(38,160)
Operating expenses related to real estate owned	(72,759)	(52,368)	(19,923)
Depreciation and amortization on real estate owned	(8,248)	(704)	(2,645)
Total operating expenses	$(148,505)	$(121,153)	$(89,573)
Other income, net	$4,616	$2,494	$3,821
Net realized gain (loss) on investments	(86,604)	18,683	(20,767)
Gain on extinguishment of debt	495	—	—
Decrease (increase) in current expected credit loss allowance, net	(59,428)	17,623	34,773
Realized losses and impairments on real estate owned	—	—	(550)
Foreign currency translation gain (loss)	52,031	(116,399)	(31,687)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $(91,434), $104,159 and $46,714 in 2023, 2022 and 2021 respectively)	(48,213)	146,981	41,674
Gain (loss) on interest rate hedging instruments (includes unrealized gains (losses) of $(10,098), $7,692 and $1,314 in 2023, 2022 and 2021, respectively)	(414)	13,363	1,314
Net income before taxes	$58,569	$265,232	$223,515
Income tax provision	(442)	—	—
Net income	$58,127	$265,232	$223,515
Preferred dividends	(12,272)	(12,272)	(12,964)
Net income available to common stockholders	$45,855	$252,960	$210,551
Net income per share of common stock:
Basic	$0.29	$1.77	$1.48
Diluted	$0.29	$1.68	$1.46
Basic weighted-average shares of common stock outstanding	141,281,286	140,534,635	139,869,244
Diluted weighted-average shares of common stock outstanding	141,281,286	165,504,660	168,402,515
Dividend declared per share of common stock	$1.40	$1.40	$1.40

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at December 31, 2020	6,770,393	$68	139,295,867	$1,393	$2,707,792	$(438,724)	$2,270,529
Capital increase related to Equity Incentive Plan	—	—	598,193	6	13,349	—	13,355
Offering costs	—	—	—	—	(99)	—	(99)
Retirement of Series B Preferred Stock	(6,770,393)	(68)	—	—	—	—	(68)
Issuance of Series B-1 Preferred Stock	6,770,393	68	—	—	—	—	68
Net income	—	—	—	—	—	223,515	223,515
Dividends declared on preferred stock - $1.90 per share	—	—	—	—	—	(12,964)	(12,964)
Dividends declared on common stock and RSUs - $1.40 per share	—	—	—	—	—	(199,710)	(199,710)
Balance at December 31, 2021	6,770,393	$68	139,894,060	$1,399	$2,721,042	$(427,883)	$2,294,626
Adoption of ASU 2020-06, see Note 2	—	—	—	—	(15,408)	11,992	(3,416)
Capital increase related to Equity Incentive Plan	—	—	701,935	7	11,273	—	11,280
Net income	—	—	—	—	—	265,232	265,232
Dividends declared on preferred stock - $1.81 per share	—	—	—	—	—	(12,272)	(12,272)
Dividends declared on common stock and RSUs - $1.40 per share	—	—	—	—	—	(200,946)	(200,946)
Balance at December 31, 2022	6,770,393	$68	140,595,995	$1,406	$2,716,907	$(363,877)	$2,354,504
Capital increase related to Equity Incentive Plan	—	—	762,610	8	10,581	—	10,589
Net income	—	—	—	—	—	58,127	58,127
Dividends declared on preferred stock - 1.81 per share	—	—	—	—	—	(12,272)	(12,272)
Dividends declared on common stock and RSUs - $1.40 per share	—	—	—	—	—	(202,215)	(202,215)
Balance at December 31, 2023	6,770,393	$68	141,358,605	$1,414	$2,727,488	$(520,237)	$2,208,733

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$58,127	$265,232	$223,515
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium and payment-in-kind interest	(30,845)	(50,966)	(69,590)
Amortization of deferred financing costs	15,962	12,034	13,740
Equity-based compensation	17,444	18,252	17,633
Increase (decrease) in current expected credit loss allowance, net	59,428	(17,623)	(34,773)
Foreign currency (gain) loss	(40,922)	97,330	31,096
Unrealized loss (gain) on foreign currency contracts	91,434	(104,159)	(46,714)
Unrealized loss (gain) on interest rate hedging instruments	10,098	(7,692)	(1,314)
Depreciation and amortization on real estate owned	8,248	704	2,645
Loss from unconsolidated joint venture	—	—	161
Gain on extinguishment of debt	(495)	—	—
Net realized loss (gain) on investment	86,604	(18,683)	21,317
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	15,407	83,731	35,400
Other assets	(13,367)	(22,910)	1,628
Payment for interest rate cap	(2,317)	—	—
Origination of subordinate loan, held for sale	—	—	(31,200)
Sale of subordinate loan, held for sale	—	—	31,200
Accounts payable, accrued expenses and other liabilities	(769)	12,500	4,464
Payable to related party	(175)	(45)	175
Net cash provided by operating activities	$273,862	$267,705	199,383
Cash flows from investing activities:
New funding of commercial mortgage loans	(456,167)	(3,027,742)	(2,780,887)
Add-on funding of commercial mortgage loans	(376,060)	(483,795)	(350,926)
Increase (decrease) in collateral related to derivative contracts, net	(112,800)	117,200	49,740
Add-on funding of subordinate loans and other lending assets	(96,879)	(113,124)	(177,269)
Capital expenditures on real estate assets	(72,631)	(33,035)	(133)
Proceeds received from the repayment and sale of commercial mortgage loans	1,093,181	1,874,933	1,509,428
Proceeds received from the repayment of subordinate loans and other lending assets	75,271	279,336	303,831
Origination and exit fees received on commercial mortgage loans, and subordinate loans and other lending assets, net	13,936	46,874	42,750
Cash received from hotel title assumption	569	—	4,148
Proceeds received from the sale of real estate owned, held for sale	—	—	42,356
Net cash provided by (used in) investing activities	$68,420	$(1,339,353)	$(1,356,962)
Cash flows from financing activities:
Payment of offering costs	—	—	(99)
Proceeds from secured debt arrangements	806,843	2,836,372	2,279,691
Repayments of secured debt arrangements	(679,339)	(1,453,921)	(1,510,236)
Repayments of senior secured term loan principal	(8,000)	(8,000)	(7,250)
Repayments and repurchases of convertible notes	(229,506)	(345,000)	—
Proceeds from issuance of senior secured term loan	—	—	297,000
Proceeds from issuance of senior secured notes	—	—	500,000
Proceeds related to financing on real estate owned	—	164,835	—
Repayment of debt related to real estate owned	—	—	(143,073)
Payment of deferred financing costs	(12,212)	(16,494)	(23,958)
Payment of withholding tax on RSU delivery	(6,855)	(6,972)	(4,278)
Dividends on common stock	(202,019)	(200,574)	(199,646)
Dividends on preferred stock	(12,272)	(12,272)	(12,964)
Net cash provided by (used in) financing activities	$(343,360)	$957,974	$1,175,187

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Continued)
(in thousands)

	For the year ended December 31,
	2023	2022	2021
Net increase (decrease) in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	$(1,078)	$(113,674)	17,608
Decrease (increase) in cash classified within assets related to real estate owned, held for sale	5,100	(5,677)	—
Net increase (decrease) in cash and cash equivalents	$4,022	$(119,351)	$17,608
Cash and cash equivalents beginning of period	222,030	343,106	325,498
Effects of foreign currency translation on cash and cash equivalents	(614)	(1,725)	—
Cash and cash equivalents end of period	$225,438	$222,030	$343,106
Supplemental disclosure of cash flow information:
Interest paid	$443,626	$246,370	$137,671
Income tax paid	795	—	—
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$53,407	$53,711	$52,398
Change in participation sold	(25,130)	(1,934)	19,760
Repayments of payment-in-kind on participation sold	—	—	(27,670)
Change in loan proceeds held by servicer	2,900	(192)	3,179
Assumption of real estate	75,000	270,035	154,300
Assumption of other assets related to real estate owned	2,827	—	1,555
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	(3,396)	—	4,641
Assumption of debt related to real estate owned	—	—	(110,073)
Transfer of assets to assets related to real estate owned, held for sale	79,021	155,542	—
Transfer of assets related to real estate owned, held for sale to assets related to real estate owned held for investment, net	151,676	—	—
Transfer of assets related to real estate owned, held for sale to other assets	4,357	—	—
Transfer of liabilities to liabilities related to real estate owned, held for sale	1,438	7,156	—
Transfer of liabilities related to real estate owned, held for sale to accounts payable, accrued expenses and other liabilities	7,163	—	—
Transfer of subordinate loan to subordinate loan, held for sale	—	—	(45,289)
Retirement of Series B Preferred Stock	—	—	(169,260)
Issuance of Series B-1 Preferred Stock	—	—	169,260
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
Principles of Consolidation
We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all variable interest entities ("VIEs") of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.
Consolidated Joint Venture
In the third quarter of 2022, we contributed an assemblage of properties in downtown Brooklyn, NY to a joint venture with WG Bowtie, LLC, a real estate developer. The entity was deemed to be a VIE of which we were deemed to be the primary beneficiary. Through our wholly-owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement. See further discussion in "Note 5 – Real Estate Owned."
Barclays Securitization
During the second quarter of 2020, we entered into a private securitization with Barclays Bank plc. We have determined that the issuer of this securitization, ACRE Debt 2 PLC, is a VIE of which we were deemed to be the primary beneficiary, because we have the power to direct the activities of the VIE, and therefore, we consolidated the operations of this entity in accordance with GAAP. The collateral assets of the securitization are included in commercial mortgage loans, net on our consolidated balance sheets. The liabilities of the securitization to the senior note holders, excluding the notes held by us, are included in secured debt arrangements, net on our consolidated balance sheet. See further discussion in "Note 7 - Secured Debt Arrangements, Net."
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
In October 2020, we entered a joint venture with CCOF Design Venture, LLC ("CCOF"), which owned the underlying properties that secured our first mortgage loan. The entity in which we owned an interest, and which owned the underlying properties was deemed to be a VIE and we determined that we were not the primary beneficiary of that VIE as we did not have the power to direct the entities activities. In the fourth quarter of 2022, the underlying properties were sold to a third party and proceeds of the sale were distributed to the joint venture partners.
Risks and Uncertainties
Although more normalized activities have resumed and there has been improved global economic activity due to global and domestic vaccination efforts, there are still various uncertainties around the impact COVID-19 and its variants had and will continue to have on our business and the economy as a whole, including longer-term macroeconomic effects on supply chains, inflation and labor shortages. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and 2023. We believe the estimates used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of December 31, 2023.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of 90 days or less. Substantially all of the Company's cash on deposit is in interest bearing accounts with major financial institutions and exceeds federally insured limits. As of both December 31, 2023 and 2022, we had no restricted cash on our consolidated balance sheets.
Classification of Investments and Valuations of Financial Instruments
Our investments consist primarily of commercial mortgage loans, subordinate loans, and other lending assets that are classified as held-to-maturity.
Classification of Loans
Loans held to maturity are stated at the principal amount outstanding, adjusted for deferred fees and current expected credit losses, in accordance with GAAP.
Loans held for sale are classified as such if there is a reasonable expectation to sell them in the short-term following the reporting date. Loans classified as held for sale are stated at the lower of amortized cost or fair value, in accordance with GAAP. As of both December 31, 2023 and 2022, there were no loans classified as held for sale on our consolidated balance sheets.
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
Current Expected Credit Losses ("CECL")
In accordance with ASC Topic 326 “Financial Instruments – Credit Losses,” which we refer to as the "CECL Standard", we record allowances for our commercial mortgage loans and subordinate loans and other lending assets that are held-to-maturity. These allowances are deducted from the carrying amount of the assets to present the net carrying value of the amounts expected to be collected on the assets. As a practical expedient in accordance with the CECL Standard, we record loan specific allowances ("Specific CECL Allowance") for assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. For the remainder of the loan portfolio, we record a general allowance ("General CECL Allowance", and together with Specific CECL Allowance, "CECL Allowances") on a collective basis by assets with similar risk characteristics. Subsequent changes to the CECL Allowance are recognized through net income on our consolidated statement of operations.

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
We derived an annual historical loss rate based on a CMBS database with historical losses from 1998 through the fourth quarter of 2023 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period.
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
Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for further information regarding CECL.
Assets and Liabilities Related to Real Estate Owned

In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed-in-lieu of foreclosure. Foreclosed properties are classified as real estate owned and recognized at fair value on our consolidated balance sheets in accordance with the acquisition method under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” When determining the fair value of real estate assets and liabilities, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate.

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

Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2023 and 2022, we had $25.2 million and $27.7 million, respectively, of capitalized financing costs, net of amortization, included as a direct deduction from the carrying amount of our debt.
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
The dilutive effect to earnings per share for the years ended December 31, 2023, 2022 and 2021 was determined using the "if converted" method whereby, if the conversion of the convertible notes would be dilutive, interest expense on the outstanding notes is added back to the diluted earnings numerator and all of the potentially dilutive shares are included in the diluted common shares outstanding denominator for the computation of diluted earnings per share.

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
We have elected to treat certain consolidated subsidiaries and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to U.S. federal and state income tax at regular corporate tax rates. Our major tax jurisdictions are U.S. federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2020 through 2023. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next 12 months.
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
Share-based Payments
We account for share-based compensation to our independent directors, to the Manager and to employees of the Manager and its affiliates using the fair value-based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued is measured at its fair value at the grant date and amortized into expense over the vesting period on a straight-line basis. We recognize forfeitures of restricted common stock as they occur.

Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity" ("ASU 2020-06"). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted "Earnings per share" under ASC 260. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. We adopted ASU 2020-06 through the modified retrospective method on January 1, 2022 through an adjustment to additional paid-in capital, retained earnings, and the carrying values our Convertible Notes. The net impact to stockholders' equity of adopting ASU 2020-06 was $3.4 million.
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference London Interbank Offered Rate ("LIBOR") or other reference rates expected to be discontinued as a result of reference rate reform. In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of Sunset Date of Topic 848 ("ASU 2022-06") which deferred the sunset date to December 31, 2024. As prescribed by the optional expedients within ASU 2020-04, we have accounted for applicable modified contracts that incorporate alternative benchmarks as if they are not substantially different. The application of ASU 2020-04 has not had a material impact on our consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02 "Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). The intention of ASU 2022-02 is to simplify the guidance surrounding loan modifications and restructurings and to eliminate the accounting guidance related to troubled debt restructurings ("TDR"). The new guidance deviates from TDR guidance as disclosures are now based on whether a modification or restructuring with a borrower experiencing financial difficulty results in principal forgiveness, an interest rate reduction, other-than-insignificant payment delay or term extension as opposed to simply a concession. The new guidance requires disclosure by class of financing receivables, of the types of modifications, the financial effects of those modifications and the performance of those modified receivables in the trailing twelve months after modification. Accounting for credit losses under ASC 326 "Financial Instruments—Credit Losses", is also updated to allow entities to use any acceptable method to determine credit losses as a result of modification or restructuring with a borrower experiencing financial difficulty. ASU 2022-02 also requires disclosure of gross write-offs recorded in the current period, on a year-to-date basis, by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. During the third quarter of 2022, we early adopted the TDR enhancements and new vintage disclosure requirements under of ASU 2022-02. Refer to "Note 4 -Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net."
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. We are currently assessing the impact this guidance will have on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our consolidated financial statements.
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
The fair values of foreign exchange ("Fx") forwards are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying countries. Our foreign exchange forwards are classified as Level II in the fair value hierarchy.
The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate caps are classified as Level II in the fair value hierarchy and manage our exposure to variable cash flows on certain of our borrowings. As of December 31, 2022, we held one interest rate cap related to our term loan. As of December 31, 2023, we held one interest rate cap related to our construction financing which was purchased on September 26, 2023. Refer to "Note 5 – Real Estate Owned" and "Note 11 – Derivatives" for further detail.
The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of December 31, 2023 and December 31, 2022 ($ in thousands):

	Fair Value as of December 31, 2023				Fair Value as of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$28,065	$—	$28,065	$—	$119,499	$—	$119,499
Interest rate cap asset	—	1,360	—	1,360	—	9,141	—	9,141
Total financial instruments	$—	$29,425	$—	$29,425	$—	$128,640	$—	$128,640
Non-recurring Fair Value Measurements
Property acquired through foreclosure or deed-in-lieu of foreclosure is classified as real estate owned and recognized at fair value on our consolidated balance sheet upon acquisition in accordance with ASC 805. We are required to record real estate owned, a nonfinancial asset, at fair value on a non-recurring basis in accordance with ASC 820. Under ASC 820, we may utilize the income, market or cost approach (or combination thereof) to determine the fair value of real estate owned. We deem the inputs used in these approaches to be significant unobservable inputs. Therefore, we classify the fair value of real estate owned within Level III of the fair value hierarchy.
On March 31, 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approaches. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. During the three months ended June 30, 2023, the Atlanta Hotel's assets and liabilities were reclassified to held for sale and the fair value of the net real estate assets, less costs to sell, was in excess of our cost basis. We carry the Atlanta Hotel's assets and liabilities at the lower of our cost basis and the fair value less costs to sell on our consolidated balance sheet. No impairments have been recorded as of December 31, 2023.
On August 3, 2022, we acquired legal title of a multifamily development property located in downtown Brooklyn, NY ("Brooklyn Development") through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments had been recorded as of December 31, 2023 or December 31, 2022.
On May 24, 2021, we acquired legal title to a full-service luxury hotel in Washington D.C. ("D.C. Hotel") through a deed-in-lieu of foreclosure. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan which we repaid at par. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments have been recorded as of December 31, 2023 or December 31, 2022.
Refer to "Note 5 – Real Estate Owned" for additional discussions.

Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at December 31, 2023 and December 31, 2022 ($ in thousands):

Loan Type	December 31, 2023	December 31, 2022
Commercial mortgage loans, net(1)	$7,925,359	$8,121,109
Subordinate loans and other lending assets, net	432,734	560,881
Carrying value, net	$8,358,093	$8,681,990
  ———————
(1)Includes $95.5 million and $138.3 million in 2023 and 2022, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 99% and 98% floating rate loans, based on amortized cost, as of December 31, 2023 and December 31, 2022, respectively.
Activity relating to our loan portfolio for the year ended December 31, 2023 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items	Specific CECL Allowance	Carrying Value, Net
December 31, 2022	$8,892,767	$(51,053)	$(133,500)	$8,708,214
New funding of loans	456,167	—	—	456,167
Add-on loan fundings(2)	472,939	—	—	472,939
Loan repayments and sales	(1,225,930)	—	—	(1,225,930)
Gain (loss) on foreign currency translation	176,534	(827)	—	175,707
Increase in Specific CECL Allowance, net	—	—	(59,500)	(59,500)
Net realized loss on investment	(87,367)	763	—	(86,604)
Transfer to real estate owned	(75,000)	—	—	(75,000)
Deferred fees and other items(1)	—	(16,453)	—	(16,453)
Payment-in-kind interest and amortization of fees	—	35,035	—	35,035
December 31, 2023	$8,610,110	$(32,535)	$(193,000)	$8,384,575
General CECL Allowance(3)				(26,482)
Carrying value, net				$8,358,093
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

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	December 31, 2023	December 31, 2022
Number of loans	50	61
Principal balance	$8,610,110	$8,892,767
Carrying value, net	$8,358,093	$8,681,990
Unfunded loan commitments(1)	$868,582	$1,041,654
Weighted-average cash coupon(2)	8.3%	7.2%
Weighted-average remaining fully-extended term(3)	2.3 years	2.8 years
Weighted-average expected term(4)	1.8 years	1.7 years
———————
(1)Unfunded loan commitments are funded to finance construction costs, tenant improvements, leasing commissions, or carrying costs. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.
(2)For floating rate loans, based on applicable benchmark rates as of the specified dates. For loans placed on non-accrual, the interest rate used in calculating weighted-average cash coupon is 0%.
(3)Assumes all extension options are exercised.
(4)Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated 5 loans.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2023		December 31, 2022
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Hotel	$2,128,256	25.4%	$2,117,079	24.3%
Office	1,593,320	19.0	1,671,006	19.2
Retail	1,407,764	16.8	1,364,752	15.7
Residential	1,247,238	14.9	1,537,541	17.7
Mixed Use	679,303	8.1	559,809	6.4
Healthcare	511,803	6.1	575,144	6.6
Industrial	293,133	3.5	296,860	3.4
Other(2)	523,758	6.2	586,023	6.7
Total	$8,384,575	100.0%	$8,708,214	100.0%
General CECL Allowance(3)	(26,482)		(26,224)
Carrying value, net	$8,358,093		$8,681,990
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other property types include parking garages (2.3%), caravan parks (2.4%) and urban predevelopment (1.5%) in 2023, and parking garages (3.1%), caravan parks (2.3%) and urban predevelopment (1.3%) in 2022.
(3)$4.0 million and $4.3 million of the General CECL Allowance for 2023 and 2022, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2023		December 31, 2022
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,675,097	31.9%	$2,470,532	28.4%
New York City	1,736,856	20.7	2,049,493	23.5
Other Europe(2)	1,686,425	20.1	1,542,462	17.7
Southeast	535,054	6.4	642,542	7.4
Midwest	522,137	6.2	592,756	6.8
West	484,842	5.8	584,247	6.7
Other(3)	744,164	8.9	826,182	9.5
Total	$8,384,575	100.0%	$8,708,214	100.0%
General CECL Allowance(4)	(26,482)		(26,224)
Carrying value, net	$8,358,093		$8,681,990
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other Europe includes Germany (7.4%), Italy (4.9%), Spain (4.2%), Sweden (2.9%), Ireland (0.5%) and the Netherlands (0.2%) in 2023 and Italy (5.4%), Germany (4.9%), Spain (3.8%), Sweden (2.8%) and Ireland (0.7%) in 2022.
(3)Other includes Northeast (5.0%), Southwest (1.7%), Mid-Atlantic (1.1%) and Other (1.1%) in 2023 and Northeast (5.5%), Southwest (2.3%), Mid-Atlantic (1.4%) and Other (0.3%) in 2022.
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

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of December 31, 2023 and December 31, 2022, respectively ($ in thousands):

December 31, 2023
				Amortized Cost by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	4	478,440	5.7%	—	280,572	—	—	132,309	65,560
3	42	7,548,252	90.0%	440,720	2,426,511	2,285,902	387,323	1,465,618	542,177
4	2	88,112	1.1%	—	—	—	—	—	88,112
5	2	269,771	3.2%	—	—	—	169,881	—	99,890
Total	50	$8,384,575	100.0%	$440,720	$2,707,083	$2,285,902	$557,204	$1,597,927	$795,739
General CECL Allowance(1)		(26,482)
Total carrying value, net		$8,358,093

Weighted Average Risk Rating		3.0
Gross write-offs		$81,890		$—	$—	$—	$—	$—	$81,890

December 31, 2022
				Amortized Cost by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2022	2021	2020	2019	2018	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	2	65,943	0.8%	—	—	—	—	—	65,943
3	54	8,401,925	96.5%	2,575,455	2,462,499	687,329	1,637,050	479,769	559,823
4	2	27,451	0.3%	—	—	—	—	19,951	7,500
5	3	212,895	2.4%	—	—	—	—	—	212,895
Total	61	$8,708,214	100.0%	$2,575,455	$2,462,499	$687,329	$1,637,050	$499,720	$846,161
General CECL Allowance(1)		(26,224)
Total carrying value, net		$8,681,990

Weighted Average Risk Rating		3.0
Gross write-offs		$7,000		$—	$—	$—	$—	$—	$7,000
———————

(1)$4.0 million and $4.3 million of the General CECL Allowance for 2023 and 2022, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
CECL
In accordance with ASC Topic 326 “Financial Instruments – Credit Losses,” which we refer to as the "CECL Standard", we record allowances for loans and held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value of the amounts expected to be collected on the assets. We record loan specific allowances as a practical expedient under the CECL Standard ("Specific CECL Allowance"), which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. For the remainder of the portfolio, we record a general allowance ("General CECL Allowance", and together with the Specific CECL Allowance, "CECL Allowances") on a collective basis by assets with similar risk characteristics. We have elected to use the weighted average remaining maturity ("WARM") method in determining a General CECL Allowance for a majority of our portfolio. In the future, we may use other acceptable methods, such as a probability-of-default/loss-given-default method.
The following schedule illustrates changes in CECL Allowances for the year ended December 31, 2023 ($ in thousands):

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(1)
		Funded	Unfunded	Total		General	Total
December 31, 2022	$133,500	$26,224	$4,347	$30,571	$164,071	0.36%	1.86%
Changes:
Allowances (Reversals), net	141,480	258	(330)	(72)	141,408
Write Offs	(81,980)	—	—	—	(81,980)
December 31, 2023	$193,000	$26,482	$4,017	$30,499	$223,499	0.38%	2.61%
(1)Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.

The following schedule illustrates changes in CECL Allowances for the year ended December 31, 2022 ($ in thousands):

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost(1)
		Funded	Unfunded	Total		General	Total
December 31, 2021	$145,000	$33,588	$3,106	$36,694	$181,694	0.49%	2.26%
Changes:
Allowances (Reversals), net	13,396	(7,364)	1,241	(6,123)	7,273
Write Offs	(24,896)	—	—	—	(24,896)
December 31, 2022	$133,500	$26,224	$4,347	$30,571	$164,071	0.36%	1.86%
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

We derived an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the fourth quarter of 2023 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period. At the onset of the COVID-19 pandemic in 2020, we adopted a shortened four quarter forecast period in response to heightened macroeconomic uncertainty brought by the pandemic. With the effects of the pandemic gradually easing in response to global and domestic vaccination efforts and other public safety measures, we reverted to a longer forecast period of six quarters effective December 31, 2022 and further extended to eight quarters effective March 31, 2023. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compared the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We used projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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
We have made an accounting policy election to exclude accrued interest receivable ($72.4 million and $65.4 million as of December 31, 2023 and 2022, respectively), included in other assets on our consolidated balance sheets, from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner.
Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.
The following schedule sets forth our General CECL Allowance as of December 31, 2023 and December 31, 2022 ($ in thousands):

	December 31, 2023	December 31, 2022
Commercial mortgage loans, net	$25,723	$22,848
Subordinate loans and other lending assets, net	759	3,376
Unfunded commitments(1)	4,017	4,347
Total General CECL Allowance	$30,499	$30,571
 ———————
(1)The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheets within accounts payable, accrued expenses and other liabilities.
Our General CECL Allowance decreased by $0.1 million during the year ended December 31, 2023. The decrease was primarily related to portfolio seasoning and loan repayments outpacing originations. The decrease was partially offset by the impacts of extending our expected loan repayment dates.
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
The following table summarizes our risk rated 5 loans as of December 31, 2023, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk rating
Mortgage
	Retail(1)(2)	Cincinnati, OH	$166,890	$67,000	$99,890	Non-Accrual/ 10/1/2019	5
Mortgage total:			$166,890	$67,000	$99,890

Mezzanine
	Residential(3)	Manhattan, NY	$295,881	$126,000	$169,881	Non-Accrual/ 7/1/2021	5
Mezzanine total:			$295,881	$126,000	$169,881
Total:			$462,771	$193,000	$269,771
———————
(1)The fair value of retail collateral was determined by applying a capitalization rate of 9.0%.
(2)In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of the venture’s equity and we contributed 90%. The entity was deemed to be a VIE and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. During the years ended December 31, 2023 and 2022, $2.5 million and $1.8 million, respectively, of interest paid was applied towards reducing the carrying value of the loan. During the second quarter of 2023, the loan's maturity was extended from September 2023 to September 2024.
(3)The fair value of the residential collateral was determined by making certain projections and assumptions with respect to future performance and a discount rate of 10%.
We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis for loans on non-accrual was $693.7 million and $468.0 million as of December 31, 2023 and December 31, 2022, respectively. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. For the years ended December 31, 2023 and 2022, we received $2.5 million and $3.2 million, respectively, in interest that reduced amortized cost under the cost recovery method.
As of December 31, 2023 and 2022, the amortized cost basis for loans with accrued interest past due 90 or more days was $693.7 million and $581.3 million, respectively. As of December 31, 2023 and December 31, 2022, there were no loans with accrued interest between 30 and 89 days past due.

In March 2018, we originated a first mortgage secured by an office property in Chicago, IL. During the year ended December 31, 2023, we deemed the borrower to be experiencing financial difficulty and modified our loan to provide a two year term extension in exchange for a partial repayment. The loan risk rating remains at 4 as of December 31, 2023.
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

In accordance with ASC 326, "Financial Instruments – Credit Losses" and adoption of ASU 2022-02 "Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures", we have classified the refinancing of the Senior Mezzanine Loan and Junior Mezzanine Loan as an interest rate reduction and term extension. The modified loan terms as discussed above have been reflected in our calculation of CECL for the quarter ended December 31, 2023. Refer to "CECL" section above for additional information regarding our calculation of CECL Allowance.
As of December 31, 2023 the aggregate amortized cost of the Senior Mezzanine Loan and Junior Mezzanine A Loan totaled $402.9 million (net of $126.0 million Specific CECL Allowance), or 4.8% of our aggregate commercial mortgage loans and subordinate loans and other lending assets by amortized cost. The Junior Mezzanine B Loan was fully written off as of June 30, 2023, as discussed below.
During 2022, sales velocity on the underlying property lagged behind the borrower's business plan and management's expectations. Based on this information and broader uncertainty across the ultra-luxury market, we deemed the borrower to be experiencing financial difficulty. Accordingly, we recorded a total loan Specific CECL Allowance of $66.5 million on the Junior Mezzanine B Loan and downgraded its risk rating to a five.
As property sales continued to trail behind the borrower's business plan during 2023, we ceased accruing interest on the Senior Loan and the Senior Mezzanine Loan as of May 1, 2023. We also recorded a $126.0 million Specific CECL Allowance on the Junior Mezzanine A Loan, downgraded its risk rating to a five, and increased the previously recorded Specific CECL Allowance on the Junior Mezzanine B Loan by $15.5 million. As of June 30, 2023, we deemed the $82.0 million Junior Mezzanine B Loan to be unrecoverable and therefore wrote off the Junior Mezzanine B's total Specific CECL Allowance of $82.0 million and recorded a realized loss of $82.0 million within net realized loss on investments in our consolidated statement of operations. Any future change to the Specific CECL Allowance will be based upon a number of factors, including but not limited to the continued assessment of both the potential nominal value of remaining inventory as well as the expected sales velocity.
During the three months ended September 30, 2023, we negotiated with the subordinate capital provider to relinquish its junior mezzanine loan and preferred equity interests for $1.0 million. The respective expense was recorded in other income, net in the consolidated statement of operations. There was no impact to the basis of our Senior Loan, Senior Mezzanine Loan, or Junior Mezzanine A Loan and no impact to our Specific CECL Allowance.
In March 2017, we originated a first mortgage secured by a hotel in Atlanta, GA. As of May 1, 2022, due to slower than expected recovery from the COVID-19 pandemic, we deemed the borrower to be experiencing financial difficulty and ceased accruing interest. During the second quarter of 2022, we recorded a $7.0 million Specific CECL Allowance. Additionally, during 2022, we modified the loan to provide two short term extensions to the borrower. During the fourth quarter of 2022, the loan went into maturity default, at which time we were in discussions with the sponsor regarding consensual foreclosure. In anticipation of the foreclosure, we wrote off the previously recorded Specific CECL Allowance, and recorded a $7.0 million realized loss on the loan within realized gain (loss) on investments on our December 31, 2022 consolidated statement of operations. On March 31, 2023, we acquired legal title of the underlying hotel through a deed-in-lieu of foreclosure and recognized an additional $4.8 million loss within net realized loss on investments on our consolidated statement of operations. The realized loss represents the difference between the original loan's amortized cost and the fair value of the net real estate assets acquired at the time of foreclosure. Refer to "Note 5 - Real Estate Owned" for additional disclosure.
As of December 31, 2023 there were no unfunded commitments related to borrowers experiencing financial difficulty. As of December 31, 2022, there were $9.5 million of unfunded commitments related to borrowers experiencing financial difficulty.
Other Loan and Lending Assets Activity
We recognized no payment-in-kind interest for the year ended December 31, 2023. We recognized payment-in-kind interest of $10.0 million and $47.7 million for the years ended December 31, 2022 and 2021, respectively.
We recognized $0.4 million, $3.8 million, and $1.5 million in pre-payment penalties and accelerated fees for the years ended December 31, 2023, 2022 and 2021, respectively.
We recognized $3.7 million of shared appreciation fees for the year ended December 31, 2021 related to a first mortgage loan secured by a portfolio of residential-for-rent assets located in the United States, which is recorded in other income in our consolidated statement of operations.
As of December 31, 2022, we held a subordinate risk retention interest in a securitization vehicle. The underlying mortgage related to our subordinate risk retention interest was secured by a portfolio of properties located throughout the

United States. Our maximum exposure to loss from our subordinate risk retention interest was limited to its book value, which was $51.1 million as of December 31, 2022, and included within subordinate loans and other lending assets, net on our consolidated balance sheet. Additionally, as of December 31, 2022, its weighted average maturity was 1.4 years. During the third quarter of 2023, this subordinate risk retention interest was repaid in full.
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
During the third quarter of 2022, one of our commercial mortgage loans collateralized by an office building located in London, United Kingdom was not repaid upon its contractual maturity, triggering an event of default. To provide the borrower with additional time to refinance the loan, we agreed to a conditional waiver of the event of default, and modified the terms of the loan agreement to include (i) a short term extension and (ii) default interest of 2.0%, which we commenced accruing in addition to our contractual rate. In January 2023, the first mortgage loan, including participations sold, was fully satisfied, including all contractual and default interest accrued to date. Refer to "Note 12 – Participations Sold" for additional detail related to the subordinate interest.
Loan Sales
From time to time, we may enter into sale transactions with other parties. All sale transactions are evaluated in accordance with ASC 860, "Transfers and Servicing" ("ASC 860").
The following loan sales occurred in 2023:
During the first quarter of 2023, we sold our entire interests in three commercial mortgage loans secured by various properties in Europe, with aggregate commitments of €205.7 million ($219.0 million assuming conversion into USD, of which €115.0 million or $122.4 million assuming conversion into USD, was funded at the time of sale). Additionally, we sold a partial interest of £15.0 million ($18.2 million assuming conversion into USD) in a commercial mortgage loan secured by a mixed-use property located in London, United Kingdom. These sales were made to entities managed by affiliates of the Manager. We evaluated the transaction under ASC 860 and determined the sale of our entire interests and the sale of the partial interest met the criteria for sale accounting. We recorded a net gain of approximately $0.2 million in connection with these sales during the first quarter of 2023 within Net realized gain (loss) on investments in our consolidated statement of operations.
The following loan sales occurred in 2022:
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
Additionally, during the fourth quarter of 2021, we sold our interest in a subordinate loan, previously classified as held for sale. The subordinate loan was secured by a mixed-used property with an outstanding principal of $41.9 million. We determined that this transaction qualifies as a sale and accounted for it as such. We recorded a loss of approximately $0.8 million in connection with this sale within realized gain (loss) on investments in our December 31, 2021 consolidated statement of operations.

Note 5 – Real Estate Owned
Real Estate Owned, Held for Investment
As of December 31, 2023, assets and liabilities related to real estate owned, held for investment consisted of two properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., and the Brooklyn Development, a multifamily development property located in downtown Brooklyn, NY.
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
The REO Fixed Assets were reclassified to their carrying value before classifying as held for sale in March of 2022 and $4.0 million in depreciation, representing the amount that would have been recorded had the asset remained as held for investment, was recognized. All other assets and liabilities were reclassified to the corresponding line items on the consolidated balance sheet. No realized gain or loss was recorded in connection with this reclassification.
As of December 31, 2023 and December 31, 2022, the value of net real estate assets related to the D.C. Hotel was $152.4 million and $155.9 million, respectively. As of December 31, 2023, our net real estate assets included depreciable assets of $80.5 million, net of $6.6 million in accumulated depreciation, attributable to the building, and $6.1 million, net of $3.8 million in accumulated depreciation, attributable to FF&E. As of December 31, 2022, our net real estate assets included depreciable assets of $84.6 million, net of $2.4 million in accumulated depreciation, attributable to the building, and $8.1 million, net of $1.0 million in accumulated depreciation, attributable to FF&E.
We recorded net income from hotel operations of $7.9 million and $9.0 million for the years ended December 31, 2023 and December 31, 2022. We recorded a net loss of $3.7 million for the year ended 2021.
Brooklyn Development
In 2015, we originated a $122.2 million multifamily development commercial mortgage loan secured by an assemblage of properties in downtown Brooklyn, NY. In 2020, the loan went into default and we recorded a $30.0 million Specific CECL Allowance, due to the deterioration of market conditions attributable to COVID-19. As a result of improved market conditions we reversed $20.0 million of Specific CECL Allowance during the second quarter of 2021. In the second quarter of 2022, we reversed the remaining $10.0 million Specific CECL Allowance as a result of market rent growth and value created from development activities at the underlying property.
On August 3, 2022, we acquired legal title of the property through a deed-in-lieu of foreclosure and accounted for the asset acquisition in accordance with ASC 805. At that time, our amortized cost basis in the commercial mortgage loan was $226.5 million. We recorded the real estate assumed at a fair value of $270.1 million based on the market value of the property as of the date of acquisition. We recognized a realized gain of $43.6 million, recorded within realized gain (loss) on investments on our consolidated statement of operations, which reflects the difference between the fair value of the property and the carrying value of the loan at the time of acquisition. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs, including comparable sales of similar properties in the market. We capitalized construction and financing costs of $71.5 million and $32.7 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, our cost basis in the property was $374.2 million and $302.7 million, respectively. As of December 31, 2023 and December 31, 2022, our cost basis included construction costs of $152.9 million and $81.5 million, respectively. There is no depreciation recorded while the property is under development.
Upon taking title, we concurrently contributed the property to a joint venture with a third-party real estate developer. The entity was deemed to be a VIE, of which we were determined to be the primary beneficiary. Through our wholly owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement. Concurrently with taking title to the property, we obtained $164.8 million in construction financing on the property. As of December 31, 2023 and December 31, 2022, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our consolidated balance sheets was $161.6 million, net of $3.2 million in deferred financing costs and $160.3 million, net of $4.5 million in deferred financing costs, respectively.
The construction financing includes a maximum commitment of $388.4 million, an interest rate of term one-month SOFR+2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $100.0 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both December 31, 2023 and December 31, 2022, we were in compliance with these covenants.
To manage our exposure to variable cash flows on our borrowings under this construction financing, we entered into an interest rate cap on September 26, 2023. As of December 31, 2023, the fair value of the interest rate cap is $1.4 million and it is recorded within derivative assets, net on our consolidated balance sheet. Refer to "Note 11 - Derivatives" for full detail.
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
On March 31, 2023, we acquired legal title of the Atlanta Hotel through a deed-in-lieu of foreclosure and determined the fair value of net real estate assets to be $75.0 million in accordance with ASC 820 "Fair Value Measurements and Disclosures." The fair value of the real estate owned is categorized within Level III of the fair value hierarchy set forth by ASC 820 and includes the use of significant unobservable inputs. See "Note 3 - Fair Value Disclosure" for discussion of our non-recurring fair value measurements. Additionally, we recognized a realized loss of $4.8 million, recorded within net realized loss on investments on our consolidated statement of operations. The realized loss represents the difference between the original loan's amortized cost and the fair value of the net assets acquired.
During the three months ended June 30, 2023, we received an unsolicited offer from a third party to purchase the Atlanta Hotel. As of June 30, 2023, the hotel's assets and liabilities met the criteria to be classified as held for sale under ASC Topic 360, "Property, Plant, and Equipment." In accordance with ASC Topic 360, we ceased recording depreciation on the building and furniture, fixtures, and equipment on the consolidated statement of operations and we have reclassified assets and liabilities from their respective consolidated balance sheet line items to Assets related to real estate owned, held for sale and Liabilities related to real estate owned, held for sale.
Below are the hotel's acquired assets and liabilities as of the date of acquisition on March 31, 2023, which are designated as real estate owned on our consolidated balance sheet ($ in thousands):

March 31, 2023
Assets:
Cash	$569
Land	16,628
Buildings	50,152
Furniture, fixtures, and equipment	8,220
Other Assets	2,827
Total Assets	$78,396
Liabilities:
Accounts payable, accrued expenses and other liabilities	3,396
Total Liabilities	$3,396
Net Real Estate Assets	$75,000
As of December 31, 2023, the hotel's assets and liabilities continued to meet the criteria to be classified as held for sale and the value of net real estate assets related to the Atlanta Hotel was $75.4 million. As of December 31, 2023, our net real estate assets included depreciable assets of $49.4 million, net of $0.8 million in accumulated depreciation, attributable to the building, and $8.0 million, net of $0.4 million in accumulated depreciation, attributable to FF&E. For the year ended December 31, 2023, we recorded net income from the hotel's operations of $3.5 million.
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	December 31, 2023	December 31, 2022
Interest receivable	$72,354	$65,383
Loan proceeds held by servicer(1)	6,271	3,371
Other(2)	6,998	1,853
Total	$85,623	$70,607
  ———————
(1)Includes loan principal and interest held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(2)Includes $4.6 million of other assets from Real Estate Owned, Held for Investment as of December 31, 2023. Refer to "Note 5 – Real Estate Owned" for additional information.
Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility. During the year ended December 31, 2023, we entered into three new secured debt arrangements, including credit facilities with Banco Santander, S.A., New York Branch and Churchill MRA Funding I LLC, and a revolving credit facility administered by Bank of America, N.A. ("Revolving Credit Facility") which provided a combined $600.0 million of additional capacity. Additionally, during the year ended December 31, 2023, we upsized the Atlas Facility by $83.3 million and the Barclays Private Securitization by $494.1 million. During the year ended December 31, 2022, we entered into two new credit facilities, which provided $252.1 million of additional liquidity, and upsized three of our existing credit facilities by $1.1 billion.

Our borrowings under secured debt arrangements at December 31, 2023 and December 31, 2022 are detailed in the following table ($ in thousands):

	December 31, 2023			December 31, 2022
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)(4)	$1,482,584	$1,043,964	September 2026	$1,532,722	$1,306,320	September 2026
JPMorgan Facility - GBP(3)(4)	17,416	17,416	September 2026	67,278	67,278	September 2026
Deutsche Bank Facility - USD(3)	700,000	275,815	March 2026	700,000	385,818	March 2026
Atlas Facility - USD(5)	686,527	669,302	April 2027(6)(7)	635,653	632,747	August 2026(6)(7)

HSBC Facility - GBP	383,967	383,967	May 2025	364,423	364,423	April 2025
HSBC Facility - EUR	281,401	281,401	January 2026(7)	272,890	272,890	January 2026
Goldman Sachs Facility - USD	13,437	13,437	November 2025(8)	300,000	70,249	November 2025(8)
Barclays Facility - USD	200,000	107,929	June 2027(6)	200,000	111,909	June 2027
MUFG Securities Facility - GBP	204,690	204,690	June 2025(6)	194,272	194,272	June 2025
Churchill Facility - USD	130,000	126,515	March 2026	—	—	N/A
Santander Facility - USD	300,000	67,500	February 2026(6)	—	—	N/A
Santander Facility - EUR	59,611	55,716	August 2024	57,807	53,320	August 2024
Total Secured Credit Facilities	4,459,633	3,247,652		4,325,045	3,459,226
Barclays Private Securitization - GBP, EUR, SEK	2,369,125	2,157,157	June 2026(7)	1,850,076	1,850,076	February 2026(7)
Revolving Credit Facility - USD(9)	170,000	147,000	March 2026	—	—	N/A
Total Secured Debt Arrangements	6,998,758	5,551,809		6,175,121	5,309,302
Less: deferred financing costs	N/A	(13,333)		N/A	(12,477)
Total Secured Debt Arrangements, net(10)(11)(12)	$6,998,758	$5,538,476		$6,175,121	$5,296,825
———————
(1)As of December 31, 2023, British Pound Sterling("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.27, 1.10, and 0.10, respectively. As of December 31, 2022, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.21, 1.07 and 0.10, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)The JPMorgan Facility and Deutsche Bank Facility enable us to elect to receive advances in USD, GBP, or EUR.
(4)The JPMorgan Facility allows for $1.5 billion of maximum borrowings in total as of December 31, 2023. The JPMorgan Facility was temporarily upsized from $1.5 billion to $1.6 billion during August 2022 and the maximum borrowings decreased to $1.5 billion as of January 2023.
(5)The Atlas Facility was formerly the Credit Suisse Facility. See "Atlas Facility" below for additional discussion.
(6)Assumes financings are extended in line with the underlying loans.
(7)Represents weighted average maturity across various financings with the counterparty. See below for additional details.
(8)Facility entered the two-year amortization period. During the amortization period, the maturity date for current outstanding transactions are extended for a period of up to two years from the November 2023 maturity.
(9)The current stated maturity of the Revolving Credit Facility is March 2026. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under the Revolving Credit Facility are full recourse to certain guarantor wholly-owned subsidiaries of the Company. See "Revolving Credit Facility" below for additional discussion.
(10)Weighted-average borrowing costs as of December 31, 2023 and December 31, 2022 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.49% / GBP: +2.21% / EUR: +1.86% / SEK: +1.50% and USD: +2.28% / GBP: +2.02% / EUR: +1.54%/ SEK: +1.50%, respectively.
(11)Weighted average advance rates based on cost as of December 31, 2023 and December 31, 2022 were 68.4% (62.9% (USD) / 72.5% (GBP) / 72.1% (EUR) / 80.4% (SEK)) and 68.8% (63.9% (USD) / 74.0% (GBP) / 72.1% (EUR) / 80.5% (SEK)), respectively.
(12)As of December 31, 2023 and December 31, 2022, approximately 58% of the outstanding balance under these secured borrowings were recourse to us.
Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of December 31, 2023 and December 31, 2022, the weighted average haircut under our secured debt arrangements was approximately 31.6% and 31.2%, respectively. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.
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
Revolving Credit Facility
On March 3, 2023, we entered into the Revolving Credit Facility administered by Bank of America, N.A. The Revolving Credit Facility provides up to $170.0 million of borrowings secured by qualifying commercial mortgage loans and real property owned assets. The Revolving Credit Facility has a term of three years, maturing in March 2026. The Revolving Credit Facility enables us to borrow on qualifying commercial mortgage loans for up to two years and real property owned assets for up to six months. As of December 31, 2023 we had $147.0 million outstanding on the Revolving Credit Facility. During the year ended December 31, 2023, we recorded $282.8 thousand in unused fees and $168.3 thousand in contractual interest expense.

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
The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of December 31, 2023 and December 31, 2022 ($ in thousands):

	December 31, 2023
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,662,457	$1,643,979
EUR	6	1,021,272	1,012,987
SEK	1	248,088	246,220
Total	14	$2,931,817	$2,903,186

	December 31, 2022
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,495,616	$1,475,241
EUR	5	752,531	747,240
SEK	1	248,064	245,714
Total	13	$2,496,211	$2,468,195
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of December 31, 2023 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$1,234,740	June 2026
Total/Weighted-Average EUR	723,947	May 2026(3)
Total/Weighted-Average SEK	198,470	May 2026
Total/Weighted-Average Securitization	$2,157,157	June 2026
———————
(1)As of December 31, 2023, we had £969.9 million, €655.8 million, and kr2.0 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our consolidated balance sheets ($ in thousands):

	December 31, 2023	December 31, 2022
Assets:
Cash	$924	$758
Commercial mortgage loans, net(1)	2,903,186	2,468,195
Other Assets	41,180	30,992
Total Assets	$2,945,290	$2,499,945
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $2.0 million and $2.3 million in 2023 and 2022, respectively)	$2,155,197	$1,847,799
Accounts payable, accrued expenses and other liabilities(2)	9,083	8,814
Total Liabilities	$2,164,280	$1,856,613
———————
(1)Net of the General CECL Allowance of $8.3 million and $8.2 million as of December 31, 2023 and December 31, 2022, respectively.
(2)Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $2.5 million and $2.9 million as of December 31, 2023 and December 31, 2022, respectively.

The table below provides the net income (loss) of the Barclays Private Securitization VIE included in our consolidated statement of operations ($ in thousands):

	Year ended December 31,
	2023	2022
Net Interest Income:
Interest income from commercial mortgage loans	$217,132	$126,847
Interest expense	(113,910)	(51,487)
Net interest income	$103,222	$75,360
General and administrative expense	(16)	—
Decrease (increase) in current expected credit loss allowance, net	277	1,101
Foreign currency translation gain (loss)	29,425	(62,058)
Net Income	$132,908	$14,403
At December 31, 2023, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$268,118	$793,262	$—	$—	$1,061,380
Deutsche Bank Facility	95,686	180,129	—	—	275,815
Atlas Facility	—	88,167	581,135	—	669,302
HSBC Facility	—	665,368	—	—	665,368

Goldman Sachs Facility	—	13,437	—	—	13,437
Barclays Facility	—	—	107,929	—	107,929
MUFG Securities Facility	—	204,690	—	—	204,690
Churchill Facility	—	126,515	—	—	126,515
Santander Facility - USD	—	67,500	—	—	67,500
Santander Facility - EUR	55,716	—	—	—	55,716
Barclays Private Securitization	367,657	1,387,849	401,651	—	2,157,157
Revolving Credit Facility	77,000	70,000	—	—	147,000
Total	$864,177	$3,596,917	$1,090,715	$—	$5,551,809
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at December 31, 2023, as well as the maximum and average month-end balances for the year ended December 31, 2023 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2023		For the year ended December 31, 2023
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,061,380	$1,871,854	$1,324,226	$1,190,651
Deutsche Bank Facility	275,815	419,170	385,818	322,676
Goldman Sachs Facility	13,437	28,533	70,249	30,482
Atlas Facility	669,302	933,085	688,126	667,794
HSBC Facility	665,368	860,134	667,430	651,758
Barclays Facility	107,929	129,439	111,909	110,729
MUFG Securities Facility	204,690	278,223	206,362	200,447
Churchill Facility	126,515	168,138	130,000	128,094
Santander Facility - USD	67,500	99,648	75,000	68,125
Santander Facility - EUR	55,716	74,288	55,716	54,347
Barclays Private Securitization	2,157,157	2,911,470	2,157,157	1,896,144
Revolving Credit Facility	147,000	319,048	147,000	93,500
Total	$5,551,809	$8,093,030
(1)Represents the amortized cost balance of commercial loan collateral assets and the value of net real estate assets of real property owned collateral assets.
The table below summarizes the outstanding balances at December 31, 2022, as well as the maximum and average month-end balances for the year ended December 31, 2022 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2022		For the year ended December 31, 2022
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,373,598	$2,376,154	$1,584,171	$1,411,644
Deutsche Bank Facility	385,818	565,387	432,455	400,337
Goldman Sachs Facility	70,249	116,619	164,607	140,599
Atlas Facility	632,747	855,119	633,143	541,245
HSBC Facility	637,313	813,716	660,004	501,674
Barclays Facility	111,909	138,510	172,693	102,664
MUFG Securities Facility	194,272	261,319	194,272	156,499
Santander Facility	53,320	71,093	53,320	50,450
Barclays Private Securitization	1,850,076	2,476,349	1,963,837	1,828,794
Total	$5,309,302	$7,674,266

(1)Represents the amortized cost balance of commercial loan collateral assets.
Debt Covenants
The guarantees related to our secured debt arrangements contain the following financial covenants: (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017; (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 3.75:1 (ratio is 4.00:1 for our Revolving Credit Facility); and (iii) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance is added back to our tangible net worth calculation. Our Revolving Credit Facility contains an additional financial covenant to maintain a minimum interest coverage ratio of 1.4:1. During October 2023, we modified our interest coverage ratio covenant related to our Revolving Credit Facility to a minimum of 1.4:1 from a minimum of 1.5:1.
We were in compliance with the covenants under each of our secured debt arrangements at December 31, 2023 and December 31, 2022. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, foreign currency fluctuations, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.
Note 8 – Senior Secured Term Loans, Net
In May 2019, we entered into a $500.0 million 2026 Term Loan, which matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The 2026 Term Loan was issued at a price of 99.5%. During the second quarter of 2023, the 2026 Term Loan transitioned from LIBOR to SOFR and currently bears interest at SOFR plus 2.86%.
In March 2021, we entered into an additional $300.0 million 2028 Term Loan, with substantially the same terms as the 2026 Term Loan, which matures in March 2028 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The 2028 Term Loan was issued at a price of 99.0%. During the second quarter of 2023, the 2028 Term Loan transitioned from LIBOR to SOFR and currently bears interest at SOFR (with a floor of 0.50%) plus 3.61%.
The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During the years ended December 31, 2023 and 2022, we repaid $5.0 million of principal related to the 2026 Term Loan. During the years ended December 31, 2023 and 2022, we repaid $3.0 million of principal respectively related to the 2028 Term Loan.
The following table summarizes the terms of the Term Loans as of December 31, 2023 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$477,500	$(833)	$(4,302)	$472,365	2.86%	5/15/2026
2028 Term Loan	291,750	(1,786)	(3,179)	286,785	3.61%	3/11/2028
Total	$769,250	$(2,619)	$(7,481)	$759,150
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
The following table summarizes the terms of the Term Loans as of December 31, 2022 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$482,500	$(1,190)	$(6,106)	$475,204	2.75%	5/15/2026
2028 Term Loan	294,750	(2,214)	(3,927)	288,609	3.50%	3/11/2028
Total	$777,250	$(3,404)	$(10,033)	$763,813
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.

Covenants
The financial covenants of the Term Loans include the requirements that we maintain: (i) a maximum ratio of total recourse debt to tangible net worth of 4:1; and (ii) a maximum ratio of total unencumbered assets to total pari-passu indebtedness of 2.50:1. We were in compliance with the covenants under the Term Loans at December 31, 2023 and December 31, 2022.
Interest Rate Cap
During the second quarter of 2020, we entered into a three-year interest rate cap to cap LIBOR at 0.75%. This effectively limited the maximum all-in coupon on our 2026 Term Loan to 3.50%.
During 2022 and 2023 through the interest rate cap maturity on June 15, 2023, LIBOR exceeded the cap rate of 0.75%. As such we realized gains from the interest rate cap. These gains are included in gain (loss) on interest rate hedging instruments in our consolidated statement of operations, of $9.7 million and $5.7 million during the years ended December 31, 2023 and December 31, 2022, respectively.
Subsequent to the interest rate cap maturity on June 15, 2023, the effective all-in coupon on our 2026 Term Loan increased to one month SOFR plus the spread of 2.86%.
Note 9 – Senior Secured Notes, Net
In June 2021, we issued $500.0 million of 4.625% 2029 Notes, for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $495.6 million and $494.8 million, net of deferred financing costs of $4.4 million and $5.2 million, as of December 31, 2023 and December 31, 2022, respectively.
Covenants
The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of December 31, 2023 and December 31, 2022, we were in compliance with all covenants.
Note 10 – Convertible Senior Notes, Net
In two separate offerings during 2017, we issued an aggregate principal amount of $345.0 million of 4.75% 2022 Notes, for which we received $337.5 million, after deducting the underwriting discount and offering expenses. During the third quarter of 2022, we repaid the $345.0 million aggregate principal amount of the 2022 Notes in cash at par.
During the fourth quarter of 2018, we issued $230.0 million of 5.375% 2023 Notes, for which we received $223.7 million after deducting the underwriting discount and offering expenses.
We could not redeem the 2023 Notes prior to maturity except in limited circumstances. During the year ended December 31, 2023, we repurchased $53.9 million aggregate principal amount of the 2023 Notes at a weighted average price of 99.1%. These transactions happened in the open market as a result of reverse inquiries from investors with no solicitation from us. As a result of these transactions, during the year ended December 31, 2023, we recorded a gain of $0.5 million, within gain on extinguishment of debt in our December 31, 2023 consolidated statement of operations. The gain represents the difference between the repurchase price and the carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs. During the fourth quarter of 2023, we repaid the remaining $176.1 million outstanding principal of the 2023 Notes in cash at par.
The following table summarizes the terms of the 2023 Notes as of December 31, 2022 ($ in thousands):

	Principal Amount	Coupon Rate	Effective Rate (1)	Conversion Rate (2)	Maturity Date	Remaining Period of Amortization
2023 Notes	230,000	5.38%	5.85%	48.7187	10/15/2023	0.79
Total	$230,000

———————
(1)Effective rate includes the effect of the adjustment for the conversion option (See footnote (2) below), the value of which reduced the initial liability and was recorded in additional paid-in-capital. The effective rate as of both December 31, 2023 and December 31, 2022 reflects adoption of ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity" ("ASU 2020-06") and early extinguishment of debt.
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
The aggregate contractual interest expense was approximately $8.6 million, $22.9 million, and $28.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $1.2 million, $2.5 million, and $6.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of both December 31, 2023 and 2022, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.
The following table summarizes our non-designated foreign exchange forwards and interest rate cap as of December 31, 2023:

	December 31, 2023
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	97	938,903	GBP	January 2024 - February 2027	1.13
Fx contracts - EUR	135	561,441	EUR	January 2024 - August 2026	1.08
Fx contracts - SEK	17	690,740	SEK	February 2024 - May 2026	2.16
Interest rate cap	1	164,835	USD	October 2024	0.75

The following table summarizes our non-designated foreign exchange forwards and interest rate cap as of December 31, 2022:

	December 31, 2022
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	124	936,930	GBP	January 2023 - February 2027	1.78
Fx contracts - EUR	130	576,240	EUR	January 2023 - November 2025	1.78
Fx contracts - SEK	19	730,432	SEK	February 2023 - May 2026	2.95
Interest rate cap	1	500,000	USD	June 2023	0.46

We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our consolidated statements of operations related to our forward currency contracts for the years ended December 31, 2023, 2022, and 2021 ($ in thousands):

		Amount of gain (loss) recognized in income
		Year ended December 31,
	Location of Gain (Loss) Recognized in Income	2023	2022	2021
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$(91,434)	$104,159	$46,714
Forward currency contracts	Realized gain (loss) on derivative instruments	43,221	42,822	(5,040)
Total		$(48,213)	$146,981	$41,674
In June 2020, we entered into an interest rate cap for approximately $1.1 million, which matured on June 15, 2023. Our interest rate cap managed our exposure to variable cash flows on our borrowings under the senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This limited the maximum all-in coupon on our senior secured term loan to 3.50%. The unrealized gain or loss related to the interest rate cap was recorded net under unrealized gain on interest rate hedging instruments in our consolidated statement of operations. During 2022 and 2023 through the interest rate cap maturity, LIBOR exceeded the cap rate of 0.75%. As such we realized gains from the interest rate cap in amounts of $9.7 million and $5.7 million, which are included in gain (loss) on interest rate hedging instruments in our consolidated statement of operations during the years ended December 31, 2023 and December 31, 2022, respectively. There was no realized gain recorded during the year ended December 31, 2021.
On September 26, 2023, we entered into an interest rate cap with a notional amount of $164.8 million. We use our interest rate cap to hedge our exposure to variable cash flows on our construction financing. The interest rate cap effectively limits SOFR from exceeding 4.00% which results in the maximum all-in coupon on our construction financing of 6.55%. The unrealized gain or loss related to the interest rate cap was recorded under gain on interest rate hedging instruments in our consolidated statement of operations. During 2023, SOFR exceeded the cap rate of 4.00%. As such, during the year ended December 31, 2023, we realized a gain from the interest rate cap in the amount of $0.6 million, which is included in gain (loss) on interest rate hedging instruments in our consolidated statement of operations.
The following table summarizes the amounts recognized on our consolidated statements of operations related to our interest rate caps for the years ended December 31, 2023, 2022, and 2021 ($ in thousands):

		Amount of gain (loss) recognized in income
		Year ended December 31,
	Location of Gain (Loss) recognized in Income	2023	2022	2021
Interest rate cap	Unrealized gain (loss) on interest rate hedging instruments	$(10,098)	$7,692	$1,314
Interest rate cap	Realized gain on interest rate hedging instruments	9,684	5,671	—
Total		$(414)	$13,363	$1,314

The following tables summarize the gross asset and liability amounts related to our derivatives at December 31, 2023 and December 31, 2022 ($ in thousands):

	December 31, 2023			December 31, 2022
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$55,102	$(27,037)	$28,065	$143,285	$(23,786)	$119,499
Interest rate cap	1,360	—	1,360	9,141	—	9,141
Total derivative assets (liabilities)	$56,462	$(27,037)	$29,425	$152,426	$(23,786)	$128,640

Note 12 – Participations Sold
Participations sold represented the subordinate interests in loans we originated and subsequently partially sold. We account for participations sold as secured borrowings on our consolidated balance sheet with both assets and non-recourse liabilities because the participations do not qualify as a sale under ASC 860. The income earned on the participations sold is recorded as interest income and an identical amount is recorded as interest expense in our consolidated statements of operations.
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
The table below details participations sold included in our consolidated balance sheets ($ in thousands):

	December 31, 2023	December 31, 2022
Participation sold on commercial mortgage loans	$—	$25,130
Total participations sold	$—	$25,130
Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	December 31, 2023	December 31, 2022
Collateral held under derivative agreements	$25,820	$138,620
Accrued dividends payable	53,407	53,203
Accrued interest payable	31,012	23,943
Accounts payable and other liabilities(1)	6,078	7,247
General CECL Allowance on unfunded commitments(2)	4,017	4,347
Total	$120,334	$227,360
  ———————
(1)Includes $5.5 million and $1.1 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at December 31, 2023 and 2022, respectively.
(2)Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of December 31, 2023 and 2022, respectively.
Note 14 – Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2009. As a REIT, U.S. federal income tax law generally requires us to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that we pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We are also subject to U.S. federal, state and local income taxes on our TRSs based on the tax jurisdictions in which they operate.

During the year ended December 31, 2023, we recorded a current income tax provision of $0.4 million related to activities of our taxable REIT subsidiaries. We did not record any income tax provision during the years ended December 31, 2022 and 2021.

As of December 31, 2023, we had a $0.6 million income tax asset related to the operating activities of our TRS entities. There were no income tax assets or liabilities as of December 31, 2022. As of December 31, 2023 and 2022, there were no material deferred tax assets or liabilities.

As of December 31, 2023, we had net operating losses of $13.7 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods.

As of December 31, 2023, tax years 2019 through 2023 remain subject to examination by taxing authorities.
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
The term of the Management Agreement was automatically renewed for a successive one-year term on September 29, 2023 and will automatically renew on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting of our independent directors in February 2024, which included a discussion of the Manager’s performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.
We incurred approximately $38.0 million, $38.4 million and $38.2 million in base management fees under the Management Agreement for the years ended December 31, 2023, 2022, and 2021 respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the years ended December 31, 2023, 2022, and 2021 we paid expenses totaling $6.4 million, $5.5 million and $4.0 million respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective consolidated statement of operations expense category or our consolidated balance sheets based on the nature of the item.
Included in payable to related party on our consolidated balance sheets at December 31, 2023 and 2022 is approximately $9.6 million and $9.7 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.
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
Italian Direct Lending Structure
In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by
Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the
"AIFM"), an affiliate of the Manager. The fees incurred during the year ended December 31, 2023 were de minimis. During the year ended December 31, 2022, the AIF incurred $60,117 in fees payable to the AIFM, which is recorded in Management fees to related party in our consolidated statement of operations.
Atlas Facility
On February 8, 2023, in connection with the acquisition by certain subsidiaries of Atlas, which is a wholly-owned investment of a fund managed by an affiliate of the Manager, the Credit Suisse Facility was acquired by Atlas. In order to effect the assignment of the Credit Suisse Facility and related agreements, the Company and one of its subsidiaries, similar to the other sellers and guarantors party to the subject agreements in the transaction, entered into an Omnibus Assignment, Assumption and Amendment Agreement as well as certain related agreements with Credit Suisse AG and Atlas. At the time of acquisition, we had $632.3 million of secured debt on the Credit Suisse Facility consisting of four commercial mortgage loans. During the year ended December 31, 2023, one commercial mortgage loan was added to the Atlas Facility totaling $83.0 million in secured debt. As of December 31, 2023, we had $669.3 million of secured debt on the Atlas Facility consisting of four commercial mortgage loans. Refer to "Note 7 – Secured Debt Arrangements, Net" for additional discussion.
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
We recognized stock-based compensation expense of $17.4 million, $18.3 million and $17.6 million during the years ended December 31, 2023, 2022, and 2021 respectively related to restricted stock and RSU vesting.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the years ended December 31, 2023, 2022, and 2021:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2020	82,235	2,455,853
Granted	45,185	1,323,487	$18.2
Vested	(82,235)	(1,136,525)	N/A
Forfeiture	—	(44,874)	N/A
Outstanding at December 31, 2021	45,185	2,597,941
Granted	49,434	1,541,135	$18.2
Vested	(38,517)	(1,260,456)	N/A
Forfeiture	—	(13,466)	N/A
Outstanding at December 31, 2022	56,102	2,865,154
Granted	75,754	1,082,564	$13.8
Vested	(52,768)	(1,389,059)	N/A
Forfeiture	—	(20,327)	N/A
Outstanding at December 31, 2023	79,088	2,538,332

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2023:

Vesting Year	Restricted Stock	RSUs	Total Awards
2024	79,088	1,307,502	1,386,590
2025	—	869,960	869,960
2026	—	360,870	360,870
Total	79,088	2,538,332	2,617,420
At December 31, 2023, we had unrecognized compensation expense of approximately $0.2 million and $30.5 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above. The unrecognized compensation expense related to the vesting of restricted awards and RSUs are expected to be recognized over a weighted average period of 1.6 years.
RSU Deliveries
During the years ended December 31, 2023, 2022 and 2021 we delivered 686,856, 652,501 and 553,008 shares of common stock for 1,264,352, 1,145,090 and 953,397 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our consolidated statement of changes in stockholders' equity. The adjustment was $6.9 million, $7.0 million and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our consolidated statement of changes in stockholders' equity.
Note 17 – Stockholders’ Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2023, 141,358,605 shares of common stock were issued and outstanding, and 6,770,393 shares of 7.25% Series B-1 Preferred Stock were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.
Dividends. The following table details our dividend activity:

	Year ended December 31,
Dividends declared per share of:	2023	2022(1)	2021
Common Stock	$1.40	$1.40	$1.40
Series B Preferred Stock	N/A	N/A	$1.00
Series B-1 Preferred Stock	$1.81	$1.81	$0.90
 ———————
(1) As our aggregate 2022 distributions did not exceed our earnings and profits, $0.1185 of the January 2023 distribution declared in the fourth quarter of 2022, and payable to common stockholders of record as of December 31, 2022, was treated as a 2022 distribution for U.S. federal income tax purposes.
The federal income tax classification of our common stock dividends were 84% taxable as ordinary and 16% return of capital, 100% taxable as ordinary, and 100% taxable as ordinary for the taxable years ended December 31, 2023, 2022 and 2021, respectively.
The federal income tax classification of our Series B-1 Preferred stock dividends were 100% taxable as ordinary for each of the years ended December 31, 2023, 2022 and 2021.
Common Stock Repurchases. There was no common stock repurchase activity during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, there was $172.2 million remaining authorized under our stock repurchase program.
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
Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. Apollo appealed the decision with respect to the remaining claim. On October 5, 2023, the Appellate Division, First Department granted Apollo’s appeal, thereby dismissing the remaining claim against the Apollo entities who were co-lenders on the mezzanine loan, including the Subsidiary. Plaintiffs filed a motion for leave with the Court of Appeals on November 3, 2023 which remains pending.
Loan Commitments. As described in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at December 31, 2023, we had $869 million of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.2 years weighted average tenor of these loans.
Note 19 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our consolidated balance sheets at December 31, 2023 and December 31, 2022 ($ in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$225,438	$225,438	$222,030	$222,030
Commercial mortgage loans, net	7,925,359	7,813,304	8,121,109	8,083,410
Subordinate loans and other lending assets, net(1)	432,734	432,458	560,881	558,740
Secured debt arrangements, net	(5,538,476)	(5,538,476)	(5,296,825)	(5,296,825)
Term loans, net	(759,150)	(754,197)	(763,813)	(731,709)
Senior secured notes, net	(495,637)	(418,750)	(494,844)	(400,950)
2023 Notes	—	—	(229,361)	(225,366)
Debt related to real estate owned, held for investment, net	(161,586)	(161,586)	(160,294)	(160,294)
Participations sold	—	—	(25,130)	(25,130)
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

The table below presents the computation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2023, 2022 and 2021 ($ in thousands except per share data):

	Year ended December 31,
	2023	2022	2021
Basic Earnings
Net income (loss)	$58,127	$265,232	$223,515
Less: Preferred dividends	(12,272)	(12,272)	(12,964)
Net income (loss) available to common stockholders	$45,855	$252,960	$210,551
Less: Dividends on participating securities	(4,353)	(4,132)	(3,877)
Basic Earnings (Loss)	$41,502	$248,828	$206,674

Diluted Earnings
Basic Earnings (Loss)	$41,502	$248,828	$206,674
Add: Dividends on participating securities	—	4,132	3,877
Add: Interest expense on Convertible Notes	—	25,385	35,020
Diluted Earnings	$41,502	$278,345	$245,571

Number of Shares:
Basic weighted-average shares of common stock outstanding	141,281,286	140,534,635	139,869,244
Diluted weighted-average shares of common stock outstanding	141,281,286	165,504,660	168,402,515

Earnings (Loss) Per Share Attributable to Common Stockholders
Basic	$0.29	$1.77	$1.48
Diluted	$0.29	$1.68	$1.46
The dilutive effect to earnings per share is determined using the "if-converted" method whereby interest expense on the outstanding Convertible Notes is added back to the diluted earnings per share numerator, and all of the potentially dilutive shares are included in the diluted earnings per share denominator. The Convertible Notes were repaid during the three months ended December 31, 2023 and were therefore excluded from the calculation of dilutive earnings per share. For the years ended December 31, 2022 and 2021, 22,314,191 and 28,533,271 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator because the effect was dilutive. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
For the year ended December 31, 2023, 2,932,284 weighted-average unvested RSUs were excluded in the calculation of diluted net income per share because the effect was anti-dilutive. For the year ended December 31, 2022, 2,655,833 weighted-average unvested RSUs, were included in the calculation of diluted net income per share because the effect was dilutive. For the year ended December 31, 2021, 2,456,409 weighted-average unvested RSUs, were excluded in the calculation of diluted net income per share because the effect was anti-dilutive.
Note 21 – Subsequent Events
Subsequent to the year ended December 31, 2023, the following events took place:
Investment Activity: We funded approximately $64.5 million for previously closed loans and capitalized an additional $11.7 million of construction and financing costs related to our real estate owned, held for investment. We closed a new secured credit facility with Goldman Sachs (UK) with a total capacity of £164 million ($209 million in USD) in connection with fully funding our £168 million ($213 million in USD) commitment to a first mortgage secured by a portfolio of pubs across the UK in January 2024.
Loan Repayments: We received approximately $15.9 million from loan repayments.

Apollo Commercial Real Estate Finance, Inc.
Schedule IV — Mortgage Loans on Real Estate
As of December 31, 2023
($ in thousands)

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Carrying Value		Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Commercial mortgage loans individually >3%
Loan A		Retail/United Kingdom	8.4%	Apr-27	Interest Only	$481,607	$478,646		$—
Loan B		Retail/United Kingdom	8.3%	Oct-26	Interest Only	416,055	413,662	—	—
Loan C		Healthcare/Northeast	9.1%	Mar-27	Interest Only	354,549	351,523		—
Loan D		Mixed Use/United Kingdom	10.0%	Aug-25	Interest Only	366,861	368,641		—
Loan E		Hotel/Spain	7.0%	Aug-24	Interest Only	349,247	349,247		—
Loan F		Office/United Kingdom	9.7%	Feb-27	Interest Only	286,633	280,572		—
Loan G		Hotel/Various Europe	8.4%	Dec-28	Interest Only	275,975	272,582		—

Commercial mortgage loans individually <3%
First Mortgage	12	Hotel/Various	8.4%-13.0%	2024-2027	Interest Only	$1,483,069	$1,483,327		$—
First Mortgage	7	Office/Various	6.8%-10.3%	2025-2028	Interest Only	1,197,193	1,192,434		—
First Mortgage	7	Residential/Various	0.0%-11.4%	2024-2027	Principal and Interest/ Interest Only	848,219	844,366		192,239
First Mortgage	3	Retail/Various	0.0%-9.7%	2024-2027	Interest Only	554,568	479,347		173,924
First Mortgage	3	Mixed Use/Various	9.1%-11.0%	2024-2027	Interest Only	304,582	310,661		—
First Mortgage	1	Industrial/Sweden	7.3%	May-26	Interest Only	248,088	246,876		—
First Mortgage	1	Healthcare/United Kingdom	9.4%	Oct-24	Principal and Interest	161,021	160,280		—
First Mortgage(3)	5	Other/Various	7.0%-10.6%	2026-2029	Interest Only	722,089	718,917		—
Total Commercial mortgage loans						$8,049,756	$7,951,081		$366,163

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Carrying Value	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Subordinate loans and other lending assets individually <3%
Subordinate Mortgage	2	Residential/New York City	0.0%	Sep-24	Interest Only	$529,732	$402,872	$529,731
Subordinate Mortgage	1	Hotel/Southwest	11.5%	Jul-25	Principal and Interest	23,122	23,122	—
Subordinate Mortgage	1	Office/Midwest	11.0%	Sep-24	Interest Only	7,500	7,500	—
Total Subordinate loans and other lending assets(4)						$560,354	$433,494	$529,731
Total loans(5)						$8,610,110	$8,384,575	$895,894
General CECL Allowance(6)							(26,482)
Carrying value, net							$8,358,093
———————
———————
(1)Assumes applicable benchmark rate as of December 31, 2023 for all floating rate loans. For loans placed on non-accrual the interest rate noted above is 0%.
(2)Assumes all extension options are exercised.
(3)Includes a loan collateralized by a portfolio of office, industrial, and retail property types.
(4)Subject to prior liens of approximately $228.0 million. Represents only third-party liens.
(5)The aggregate cost for U.S. federal income tax purposes is $8.5 billion.
(6)Excludes $4.0 million of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2023.

The following table summarizes the changes in the carrying amounts of our loan portfolio during 2023 and 2022 ($ in thousands):

Reconciliation of Carrying Amount of Loans	December 31, 2023	December 31, 2022
Balance at beginning of year	$8,681,990	$7,857,260
Loan fundings	929,106	3,624,661
Loan repayments and sales	(1,225,930)	(2,214,621)
Gain (loss) on foreign currency translation	175,707	(356,436)
Realized loss on investments (1)	(86,604)	(24,894)
Transfer to real estate owned, held for sale	(75,000)	(226,459)
Decrease (increase) in Specific CECL Allowance (2)	(59,500)	11,500
Decrease (increase) in General CECL Allowance (3)	(258)	7,364
Deferred fees and other items (4)	(16,453)	(46,874)
Payment-in-kind interest and amortization of fees	35,035	50,489
Balance at the close of year	$8,358,093	$8,681,990
———————
(1)During the year ended December 31, 2023, we recorded a $86.6 million realized loss on investments primarily comprised of i) a $4.8 million realized loss related to the acquisition of the Atlanta Hotel through a deed-in-lieu of foreclosure and ii) a $82.0 million realized loss representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. These losses were partially offset by a $0.2 million gain on investments recorded in connection with the sale of our entire interest in three commercial loans secured by properties in Europe and a partial interest in one commercial loan secured by property located in London, United Kingdom. During the year ended December 31, 2022, we recorded a realized loss on investments represented with a write-off of a previously recorded Specific CECL Allowance comprising of (i) a $17.9 million loss on a first mortgage loan secured by an urban predevelopment property following the sale of the underlying property, and (ii) a $7.0 million loss, related to a first mortgage secured by the Atlanta hotel in anticipation of consensual foreclosure in the first quarter of 2023.
(2)The Specific CECL Allowance increased $59.5 million during 2023. During the year ended December 31, 2023, we recorded a $141.5 million increase to our Specific CECL Allowance, related to two mezzanine loans secured by the same ultra-luxury residential property in Manhattan, NY. As of June 30, 2023, $82.0 million related to the most junior mezzanine loan was deemed unrecoverable. Accordingly, $82.0 million of previously recorded Specific CECL was written-off and recorded as a realized loss within net realized loss on investments during the second quarter of 2023. The $11.5 million decrease during the year ended December 31, 2022 was comprised of i) a reversal and write-off of a previously recorded Specific CECL Allowance of $53.0 million and $15.0 million, respectively, on an urban predevelopment first mortgage loan in Miami, FL and ii) a $10.0 million reversal of a previously recorded Specific CECL Allowance on a loan related to a multifamily development in Brooklyn, NY. These write-offs and reversals recorded during the year ended December 31, 2022 were offset by the Specific CECL Allowance of $66.5 million recorded in relation to a mezzanine loan secured by our interest in an ultra-luxury residential property in Manhattan, NY.
(3)$4.0 million and $4.3 million as of December 31, 2023 and 2022, respectively of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability on our consolidated balance sheets.
(4)Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses, as well as $2.5 million and $3.2 million in cost recovery proceeds in 2023 and 2022, respectively.

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

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears on pages 52 through 54 of this annual report on Form 10-K.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2024 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2023.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
Item 11. Executive Compensation.
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The tables on equity compensation plan information and beneficial ownership of our securities required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
Item 14. Principal Accountant Fees and Services.
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:
Our consolidated financial statements and the related schedule, together with the independent registered public accounting firm's report thereon, are set forth on pages 52 through 96 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8. "Financial Statements and Supplementary Data" filed herein, for a list of financial statements.

(2) Financial Statement Schedule:
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2023.

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

4.6
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.6 of the Registrant's Form 10-K filed on February 8, 2023 (File No. 001-34452).

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

10.10	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-8 filed on July 15, 2019 (File No. 333-232660).

10.11	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 4.5 of the Registrant’s Form S-8 filed on July 15, 2019 (File No. 333-232660).

10.12	Form of Notice of Restricted Stock Unit Award.

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

10.15
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

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

97.1*	Recovery Policy Relating to Erroneously Awarded Incentive Compensation.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary.
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

February 6, 2024	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

February 6, 2024	By:	/s/ Anastasia Mironova
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

February 6, 2024	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

February 6, 2024	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

February 6, 2024	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 6, 2024	By:	/s/ Pamela G. Carlton
Pamela G. Carlton Director

February 6, 2024	By:	/s/ Brenna Haysom
Brenna Haysom Director

February 6, 2024	By:	/s/ Robert A. Kasdin
Robert A. Kasdin Director

February 6, 2024	By:	/s/ Katherine Newman
Katherine Newman Director

February 6, 2024	By:	/s/ Scott S. Prince
Scott S. Prince Director

February 6, 2024	By:	/s/ Michael E. Salvati
Michael E. Salvati Director

February 6, 2024	By:	/s/ Carmencita N.M. Whonder
Carmencita N.M. Whonder Director