Form 10-Q
period 2024-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2024-04-29
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
(212) 515–3200
(Registrant's telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of April 26, 2024, there were 142,162,205 shares, $0.01 par value per share, of the registrant's common stock issued and outstanding.

See notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands—except share data)

	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$161,190	$225,438
Commercial mortgage loans, net(1)(3)	7,846,460	7,925,359
Subordinate loans, net(2)(3)	303,965	432,734
Commercial mortgage loan, held for sale(4)	135,465	—
Real estate owned, held for investment, net(5) (net of $16,254 and $10,404 accumulated depreciation in 2024 and 2023, respectively)	627,099	519,498
Other assets	103,529	85,623
Derivative assets, net	47,284	29,425
Assets related to real estate owned, held for sale	—	78,653
Total Assets	$9,224,992	$9,296,730
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$5,596,967	$5,538,476
Senior secured term loans, net	757,912	759,150
Senior secured notes, net	495,835	495,637
Accounts payable, accrued expenses and other liabilities(6)	155,542	120,334
Debt related to real estate owned, held for investment, net	161,878	161,562
Payable to related party	9,423	9,553
Liabilities related to real estate owned, held for sale	—	3,285
Total Liabilities	7,177,557	7,087,997
Commitments and Contingencies (see Note 18)
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2024 and 2023 (see Note 17)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 142,096,715 and 140,595,995 shares issued and outstanding in 2024 and 2023, respectively	1,421	1,414
Additional paid-in-capital	2,724,395	2,727,488
Accumulated deficit	(678,449)	(520,237)
Total Stockholders' Equity	2,047,435	2,208,733
Total Liabilities and Stockholders' Equity	$9,224,992	$9,296,730
———————
(1) Includes $7,642,848 and $7,705,491 pledged as collateral under secured debt arrangements in 2024 and 2023, respectively.
(2) Includes $246,725 and $232,991 pledged as collateral under secured debt arrangements in 2024 and 2023, respectively.
(3) Net of $367,558 and $219,482 CECL Allowances comprised of $335,000 and $193,000 Specific CECL Allowance and $32,558    and $26,482 General CECL Allowance in 2024 and 2023, respectively.
(4) Includes $135,465 pledged as collateral under secured debt arrangements in 2024.
(5) Includes $154,048 pledged as collateral under secured debt arrangements in 2024 and 2023.
(6) Includes $3,625 and $4,017 of General CECL Allowance related to unfunded commitments on commercial mortgage loans and subordinate loans, net in 2024 and 2023, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(in thousands—except share and per share data)

	Three months ended March 31,
	2024	2023
Net interest income:
Interest income from commercial mortgage loans	$183,716	$166,147
Interest income from subordinate loans and other lending assets	849	9,707
Interest expense	(127,887)	(104,868)
Net interest income	$56,678	$70,986
Revenue from real estate owned operations	23,857	16,131
Total net revenue	$80,535	$87,117
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,188 and $4,358 in 2024 and 2023, respectively)	$(7,373)	$(7,015)
Management fees to related party	(9,421)	(9,517)
Operating expenses related to real estate owned	(19,893)	(14,006)
Depreciation and amortization on real estate owned	(4,656)	(3,986)
Total operating expenses	$(41,343)	$(34,524)
Other income, net	$570	$732
Increase in current expected credit loss allowance, net	(147,684)	(4,390)
Foreign currency translation gain (loss)	(19,563)	18,634
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $18,053 and $(35,851) in 2024 and 2023 respectively)	23,398	(14,135)
Gain (loss) on interest rate hedging instruments (includes unrealized gains (losses) of $(194) and $(4,813) 2024 and 2023 respectively)	356	(107)
Valuation allowance, commercial mortgage loan held for sale	(679)	—
Net realized loss on investments	—	(4,624)
Gain on extinguishment of debt	—	213
Net income (loss) before taxes	$(104,410)	$48,916
Income tax provision	(114)	—
Net income (loss)	$(104,524)	$48,916
Preferred dividends	(3,068)	(3,068)
Net income (loss) available to common stockholders	$(107,592)	$45,848
Net income (loss) per share of common stock:
Basic	$(0.76)	$0.32
Diluted	$(0.76)	$0.32
Basic weighted-average shares of common stock outstanding	141,869,604	141,072,471
Diluted weighted-average shares of common stock outstanding	141,869,604	155,483,979
Dividend declared per share of common stock	$0.35	$0.35

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2024	6,770,393	$68	141,358,605	$1,414	$2,727,488	$(520,237)	$2,208,733
Capital increase (decrease) related to Equity Incentive Plan	—	—	738,110	7	(3,093)	—	(3,086)
Net loss	—	—	—	—	—	(104,524)	(104,524)
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(50,620)	(50,620)
Balance at March 31, 2024	6,770,393	$68	142,096,715	$1,421	$2,724,395	$(678,449)	$2,047,435

	Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at January 1, 2023	6,770,393	$68	140,595,995	$1,406	$2,716,907	$(363,877)	$2,354,504
Capital increase (decrease) related to Equity Incentive Plan	—	—	670,044	7	(2,352)	—	(2,345)
Net income	—	—	—	—	—	48,916	48,916
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(50,446)	(50,446)
Balance at March 31, 2023	6,770,393	$68	141,266,039	$1,413	$2,714,555	$(368,475)	$2,347,561

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(104,524)	$48,916
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium and payment-in-kind interest	(6,716)	(10,012)
Amortization of deferred financing costs	4,027	3,807
Equity-based compensation	4,188	4,358
Increase in current expected credit loss allowance, net	147,684	4,390
Valuation allowance, commercial mortgage loan held for sale	679	—
Foreign currency (gain) loss	20,881	(1,525)
Unrealized loss (gain) on foreign currency contracts	(18,053)	35,851
Unrealized loss on interest rate hedging instruments	194	4,813
Depreciation and amortization on real estate owned	4,656	3,986
Gain on extinguishment of debt	—	(213)
Net realized loss (gain) on investment	—	4,624
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	—	3,573
Other assets	(12,575)	1,012
Accounts payable, accrued expenses and other liabilities	12,532	6,864
Payable to related party	(130)	(194)
Net cash provided by operating activities	$52,843	$110,250
Cash flows from investing activities:
New funding of commercial mortgage loans	—	(181,017)
Add-on funding of commercial mortgage loans	(308,032)	(76,421)
Add-on funding of subordinate loans	(13,734)	(37,400)
Proceeds received from the repayment and sale of commercial mortgage loans	168,526	435,442
Proceeds received from the repayment of subordinate loans and other lending assets	102	6,611
Origination and exit fees received on commercial mortgage loans, and subordinate loans, net	4,346	4,290
Increase (decrease) in collateral related to derivative contracts, net	20,020	(50,830)
Capital expenditures on real estate assets	(37,901)	(14,131)
Cash received from hotel title assumption	—	569
Net cash provided by (used in) investing activities	$(166,673)	$87,113
Cash flows from financing activities:
Proceeds from secured debt arrangements	548,557	173,919
Repayments of secured debt arrangements	(433,604)	(191,681)
Repayments of senior secured term loan principal	(2,000)	(2,000)
Repayments and repurchases of convertible notes	—	(6,877)
Payment of deferred financing costs	(3,454)	(5,873)
Payment of withholding tax on RSU delivery	(7,274)	(6,703)
Dividends on common stock	(50,839)	(50,643)
Dividends on preferred stock	(3,068)	(3,068)
Net cash provided by (used in) financing activities	$48,318	$(92,926)

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Continued)
(in thousands)

	For the three months ended March 31,
	2024	2023
Net increase (decrease) in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	$(65,512)	$104,437
Decrease (increase) in cash classified within assets related to real estate owned, held for sale	577	5,677
Net increase (decrease) in cash and cash equivalents	$(64,935)	$110,114
Cash and cash equivalents beginning of period	225,438	222,030
Effects of foreign currency translation on cash and cash equivalents	687	(611)
Cash and cash equivalents end of period	$161,190	$331,533
Supplemental disclosure of cash flow information:
Interest paid	$116,463	$89,983
Supplemental disclosure of non-cash financing activities:
Dividend declared, not yet paid	$53,688	$53,514
Change in participation sold	—	(25,130)
Change in loan proceeds held by servicer	1,624	(2,327)
Assumption of real estate	—	75,000
Assumption of other assets related to real estate owned	—	2,827
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	—	(3,396)
Transfer of assets related to real estate owned, held for sale to assets related to real estate owned held for investment, net	70,688	151,676
Transfer of assets related to real estate owned, held for sale to other assets	2,280	4,357
Transfer of liabilities related to real estate owned, held for sale to accounts payable, accrued expenses and other liabilities	3,937	7,163
Transfer of commercial mortgage loan to commercial mortgage loan, held for sale	135,465	—
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate in one reporting segment.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. We are currently assessing the impact this guidance will have on our consolidated financial statements.

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
Reference Rate Reform
In response to concerns about structural risks of interbank offered rates, including the London Interbank Offered Rate ("LIBOR"), regulators and market participants in various jurisdictions have undertaken efforts, generally referred to as reference rate reform, to eliminate certain reference rates, and introduce new reference rates that are based on a larger and more liquid population of observable transactions. As of December 31, 2023, all our floating rate loans and related financings have transitioned to the applicable replacement benchmark rate or reference a benchmark rate.

Note 3 – Fair Value Disclosure
GAAP establishes a hierarchy of valuation techniques based on the observability of the inputs utilized in measuring financial instruments at fair value. Market-based or observable inputs are the preferred source of values, followed by valuation models using management's assumptions in the absence of market-based or observable inputs. The three levels of the hierarchy as noted in Accounting Standards Codification, "Fair Value Measurements and Disclosures" ("ASC 820") are described below:
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
The fair value of our interest rate cap is determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate caps are classified as Level II in the fair value hierarchy and manage our exposure to variable cash flows on certain of our borrowings. As of March 31, 2024 and December 31, 2023, we held one interest rate cap related to our construction financing which was purchased on September 26, 2023. Refer to "Note 5 – Real Estate Owned" and "Note 11 – Derivatives" for further detail.
The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of March 31, 2024 and December 31, 2023 ($ in thousands):

	Fair Value as of March 31, 2024				Fair Value as of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$46,118	$—	$46,118	$—	$28,065	$—	$28,065
Interest rate cap asset	—	1,166	—	1,166	—	1,360	—	1,360
Total financial instruments	$—	$47,284	$—	$47,284	$—	$29,425	$—	$29,425
Non-recurring Fair Value Measurements
Loans Held for Sale
Loans are classified as held for sale if there is an intent to sell them in the short-term following the reporting date. These loans are recorded at the lower of amortized cost or fair value, less selling costs, unless the fair value option was elected at the time of origination. If the loan's fair value, less selling costs, is determined to be less than its amortized cost, a nonrecurring fair value adjustment may be recorded through a valuation allowance.
The fair value of loans held for sale may be estimated using sales of comparable loans as supported by independent market data, or a contractually negotiated sales price. We consider the inputs used to calculate the fair value of loans held for sale as unobservable inputs. Accordingly, we classify the fair value of loans held for sale within Level III of the fair value hierarchy.
During the three months ended March 31, 2024, we entered into an agreement to sell a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI at a price of 99.5%. We recorded a fair value adjustment of $0.7 million (representing the difference between the loan's amortized cost and the loan's fair value at the agreed upon price), which is included within valuation allowance, commercial mortgage loan held for sale on our condensed consolidated statement of operations. The loan is carried at fair value of $135.5 million on our condensed consolidated balance sheet, as of March 31, 2024. The loan sale subsequently closed in April 2024.
Refer to "Note 21 – Subsequent Events" for additional detail.

Real Estate Owned
Property acquired through foreclosure or deed-in-lieu of foreclosure is classified as real estate owned and recognized at fair value on our condensed consolidated balance sheet upon acquisition in accordance with ASC 805, "Business Combinations" ("ASC 805"). We are required to record real estate owned, a nonfinancial asset, at fair value on a non-recurring basis in accordance with ASC 820. Under ASC 820, we may utilize the income, market or cost approach (or combination thereof) to determine the fair value of real estate owned. We deem the inputs used in these approaches to be significant unobservable inputs. Therefore, we classify the fair value of real estate owned within Level III of the fair value hierarchy.
On March 31, 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approaches. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. During the three months ended June 30, 2023, the Atlanta Hotel's assets and liabilities were reclassified to held for sale and the fair value of the net real estate assets, less costs to sell, was in excess of our cost basis. During the three months ended March 31, 2024, we determined that the sale to a third party from whom we received an unsolicited offer was no longer probable, and we are not actively marketing the property for sale. Therefore, as of March 31, 2024, the Atlanta Hotel no longer met the criteria for held for sale and was reclassified to real estate owned, held for investment. No impairments had been recorded as of March 31, 2024 or December 31, 2023.
On August 3, 2022, we acquired legal title of a multifamily development property located in downtown Brooklyn, NY ("Brooklyn Development") through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments had been recorded as of March 31, 2024 or December 31, 2023.
On May 24, 2021, we acquired legal title to a full-service luxury hotel in Washington D.C. ("D.C. Hotel") through a deed-in-lieu of foreclosure. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan which we repaid at par. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments had been recorded as of March 31, 2024 or December 31, 2023.
Refer to "Note 5 – Real Estate Owned" for additional discussions.
Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net
Our loan portfolio was comprised of the following at March 31, 2024 and December 31, 2023 ($ in thousands):

Loan Type	March 31, 2024	December 31, 2023
Commercial mortgage loans, net(1)	$7,846,460	$7,925,359
Commercial mortgage loan, held for sale	135,465	—
Subordinate loans, net	303,965	432,734
Carrying value, net	$8,285,890	$8,358,093
  ———————
(1)Includes $83.5 million and $95.5 million in 2024 and 2023, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 99% floating rate loans, based on amortized cost, as of both March 31, 2024 and December 31, 2023.
Activity relating to our loan portfolio for the three months ended March 31, 2024 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items	Specific CECL Allowance	Carrying Value, Net
December 31, 2023	$8,610,110	$(32,535)	$(193,000)	$8,384,575
Add-on loan fundings(1)	321,766	—	—	321,766

Loan repayments	(175,731)	—	—	(175,731)
Gain (loss) on foreign currency translation	(72,337)	289	—	(72,048)
Increase in Specific CECL Allowance, net	—	—	(142,000)	(142,000)
Valuation allowance, loan held for sale	(679)	—	—	(679)
Deferred fees and other items(2)	—	(4,936)	—	(4,936)
Amortization of fees	—	7,501	—	7,501
March 31, 2024	$8,683,129	$(29,681)	$(335,000)	$8,318,448
General CECL Allowance(3)				(32,558)
Carrying value, net				$8,285,890
———————
(1)Represents fundings committed prior to 2024.
(2)Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, deferred origination expenses, and the activity of unconsolidated joint ventures.
(3)$3.6 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	March 31, 2024	December 31, 2023
Number of loans	49	50
Principal balance	$8,683,129	$8,610,110
Carrying value, net	$8,285,890	$8,358,093
Unfunded loan commitments(1)	$555,596	$868,582
Weighted-average cash coupon(2)	8.4%	8.3%
Weighted-average remaining fully-extended term(3)	2.3 years	2.3 years
Weighted-average expected term(4)	2.0 years	1.8 years
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
(4)Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated 5 loans.

Property Type
The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2024		December 31, 2023
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Hotel	$1,978,794	23.7%	$2,128,256	25.4%
Office	1,635,450	19.7	1,593,320	19.0
Retail	1,394,228	16.8	1,407,764	16.8
Residential	1,099,134	13.2	1,247,238	14.9
Mixed Use	696,048	8.4	679,303	8.1
Healthcare	504,075	6.1	511,803	6.1
Industrial	276,350	3.3	293,133	3.5
Other(2)	734,369	8.8	523,758	6.2
Total	$8,318,448	100.0%	$8,384,575	100.0%
General CECL Allowance(3)	(32,558)		(26,482)
Carrying value, net	$8,285,890		$8,358,093
———————

(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other property types include pubs (2.5%), parking garages (2.3%), caravan parks (2.4%) and urban predevelopment (1.6%) in 2024, and parking garages (2.3%), caravan parks (2.4%) and urban predevelopment (1.5%) in 2023.
(3)$3.6 million and $4.0 million of the General CECL Allowance for 2024 and 2023, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

Geography
The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2024		December 31, 2023
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,937,602	35.3%	$2,675,097	31.9%
New York City	1,597,081	19.2	1,736,856	20.7
Other Europe(2)	1,509,453	18.2	1,686,425	20.1
Southeast	537,333	6.5	535,054	6.4
Midwest	519,395	6.2	522,137	6.2
West	484,581	5.8	484,842	5.8
Other(3)	733,003	8.8	744,164	8.9
Total	$8,318,448	100.0%	$8,384,575	100.0%
General CECL Allowance(4)	(32,558)		(26,482)
Carrying value, net	$8,285,890		$8,358,093
———————
(1)Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)Other Europe includes Germany (7.3%), Italy (3.3%), Spain (4.1%), Sweden (2.8%), Ireland (0.5%) and the Netherlands (0.2%) in 2024 and Germany (7.4%), Italy (4.9%), Spain (4.2%), Sweden (2.9%), Ireland (0.5%) and the Netherlands (0.2%) in 2023.
(3)Other includes Northeast (4.9%), Southwest (1.7%), Mid-Atlantic (1.1%) and Other (1.1%) in 2024 and Northeast (5.0%), Southwest (1.7%), Mid-Atlantic (1.1%) and Other (1.1%) in 2023.
(4)$3.6 million and $4.0 million of the General CECL Allowance for 2024 and 2023, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of March 31, 2024 and December 31, 2023, respectively ($ in thousands):

March 31, 2024
Amortized Cost by Year Originated

Risk Rating	Number of Loans	Total	% of Portfolio	2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	4	447,202	5.4%	—	—	332,059	49,729	—	65,414
3	41	7,658,452	92.1%	—	642,657	2,412,096	2,206,805	389,815	2,007,079
4	2	85,612	1.0%	—	—	—	—	—	85,612
5	2	127,182	1.5%	—	—	—	—	27,881	99,301
Total	49	$8,318,448	100.0%	$—	$642,657	$2,744,155	$2,256,534	$417,696	$2,257,406
General CECL Allowance(1)		(32,558)
Total carrying value, net		$8,285,890

Weighted-Average Risk Rating		3.0
Gross write-offs		$—		$—	$—	$—	$—	$—	$—

December 31, 2023
				Amortized Cost by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	4	478,440	5.7%	—	280,572	—	—	132,309	65,560
3	42	7,548,252	90.0%	440,720	2,426,511	2,285,902	387,323	1,465,618	542,177
4	2	88,112	1.1%	—	—	—	—	—	88,112
5	2	269,771	3.2%	—	—	—	169,881	—	99,890
Total	50	$8,384,575	100.0%	$440,720	$2,707,083	$2,285,902	$557,204	$1,597,927	$795,739
General CECL Allowance(1)		(26,482)
Total carrying value, net		$8,358,093

Weighted-Average Risk Rating		3.0
Gross write-offs		$81,890		$—	$—	$—	$—	$—	$81,890
———————
(1)$3.6 million and $4.0 million of the General CECL Allowance for 2024 and 2023, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.
CECL
In accordance with ASC Topic 326 "Financial Instruments – Credit Losses," which we refer to as the "CECL Standard", we record allowances for loans and held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value of the amounts expected to be collected on the assets. We record loan specific allowances as a practical expedient under the CECL Standard ("Specific CECL Allowance"), which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. For the remainder of the portfolio, we record a general allowance ("General CECL Allowance", and together with the Specific CECL Allowance, "CECL Allowances") on a collective basis by assets with similar risk characteristics. We have elected to use the weighted-average remaining maturity ("WARM") method in determining a General CECL Allowance for a majority of our portfolio. In the future, we may use other acceptable methods, such as a probability-of-default/loss-given-default method.
The following schedule illustrates changes in CECL Allowances for the three months ended March 31, 2024 ($ in thousands):

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General(1)	Total
December 31, 2023	$193,000	$26,482	$4,017	$30,499	$223,499	0.38%	2.61%
Changes:
Allowances (Reversals), net	142,000	6,076	(392)	5,684	147,684
March 31, 2024	$335,000	$32,558	$3,625	$36,183	$371,183	0.44%	4.29%
(1)Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.

The following schedule illustrates changes in CECL Allowances for the three months ended March 31, 2023 ($ in thousands):

	Specific CECL Allowance(1)	General CECL Allowance			Total CECL Allowance	CECL Allowance as % of Amortized Cost
		Funded	Unfunded	Total		General(1)	Total
December 31, 2022	$133,500	$26,224	$4,347	$30,571	$164,071	0.36%	1.86%
Changes:
Allowances	—	4,043	348	4,391	4,391
March 31, 2023	$133,500	$30,267	$4,695	$34,962	$168,462	0.42%	1.95%
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

We derive an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the first quarter of 2024 provided by a third party, Trepp LLC ("Trepp"). We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate is further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period of eight quarters. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compare the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We use projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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
Additionally, we have made an accounting policy election to exclude accrued interest from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner. As of March 31, 2024 and December 31, 2023, accrued interest receivable was $85.1 million and $72.4 million, respectively, and included within other assets on our condensed consolidated balance sheets.
Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.
The following schedule sets forth our General CECL Allowance as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Commercial mortgage loans, net	$31,397	$25,723
Subordinate loans, net	1,161	759
Unfunded commitments(1)	3,625	4,017
Total General CECL Allowance	$36,183	$30,499
 ———————
(1)The General CECL Allowance on unfunded commitments is recorded as a liability on our condensed consolidated balance sheets within accounts payable, accrued expenses and other liabilities.
Our General CECL Allowance increased by $5.7 million during the quarter ended March 31, 2024. The increase was primarily related to extending our expected loan repayment dates as well as an increase to the historical loss rate derived from Trepp's data. The increase was partially offset by the favorable impacts of portfolio seasoning.
Specific CECL Allowance
For collateral-dependent loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we have elected to apply a practical expedient in accordance with the CECL Standard in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a Specific CECL Allowance. The Specific CECL Allowance is determined as the difference between the fair value of the underlying collateral and the carrying value of the loan (prior to the Specific CECL Allowance). When the repayment or satisfaction of a loan is dependent on a sale, rather than operations, of the collateral, the fair value is adjusted for the estimated cost to sell the collateral. Collateral-dependent loans evaluated for a Specific CECL Allowance are removed from the General CECL Allowance pool. The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. The key unobservable inputs used to determine the fair value of the underlying collateral may vary depending on the information available to us and market conditions as of the valuation date.
We regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. The Specific CECL Allowance is evaluated on a quarterly basis. Specifically, a property's operating results and any cash reserves are analyzed and used to assess (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and/or (iii) the liquidation value of the underlying collateral. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower's competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. Such impairment analysis is completed and reviewed by asset management and finance personnel who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower's exit plan, and capitalization and discount rates, (ii) site inspections and (iii) current credit spreads and discussions with market participants.
The following table summarizes our risk rated 5 loans as of March 31, 2024, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk rating
Mortgage
	Retail(1)(2)	Cincinnati, OH	$166,301	$67,000	$99,301	Non-Accrual/ 10/1/2019	5
Mortgage total:			$166,301	$67,000	$99,301

Mezzanine
	Residential(3)	Manhattan, NY	$295,881	$268,000	$27,881	Non-Accrual/ 7/1/2021	5
Mezzanine total:			$295,881	$268,000	$27,881
Total:			$462,182	$335,000	$127,182
———————
(1)The fair value of retail collateral was determined by applying a capitalization rate of 9.0%.

(2)In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of the venture's equity and we contributed 90%. The entity was deemed to be a variable interest entity ("VIE"), and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. During the three months ended March 31, 2024 and 2023, $0.6 million and $0.7 million, respectively, of interest paid was applied towards reducing the carrying value of the loan. During the second quarter of 2023, the loan's maturity was extended from September 2023 to September 2024.
(3)The fair value of the residential collateral was determined by making certain projections and assumptions with respect to future performance and a discount rate of 10%.
During the three months ended March 31, 2024, we recorded an additional $142.0 million Specific CECL Allowance on our Junior Mezzanine A Loan (as defined below).
We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis for loans on non-accrual was $556.0 million and $693.7 million as of March 31, 2024 and December 31, 2023, respectively. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. For the three months ended March 31, 2024 and 2023, we received $0.6 million and $0.7 million, respectively, in interest that reduced amortized cost under the cost recovery method.
As of March 31, 2024 and December 31, 2023, the amortized cost basis for loans with accrued interest past due 90 or more days was $556.0 million and $693.7 million, respectively. As of March 31, 2024 and December 31, 2023, there were no loans with accrued interest between 30 and 89 days past due.
Loan Modifications Pursuant to ASC 326
ASC 326, "Financial Instruments – Credit Losses," requires disclosure of loan modifications made to borrowers experiencing financial difficulty in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, or term extensions in the current reporting period. As of March 31, 2024 and December 31, 2023, the aggregate amortized cost basis of such modified receivables was $534.8 million and $674.5 million, respectively, or 6.4% and 8.0% of our aggregate commercial mortgage loans and subordinate loans by amortized cost, respectively. There were no unfunded commitments as of both March 31, 2024 and December 31, 2023 related to these loans.
Chicago Office
In March 2018, we originated a first mortgage loan secured by an office property in Chicago, IL. In July 2023, we deemed the borrower to be experiencing financial difficulty and modified our loan to provide a two year term extension (and a six-month extension option) in exchange for a partial repayment. These modified terms are included in the determination of our general CECL reserve for the quarter ended March 31, 2024. The loan is performing pursuant to its contractual terms and its risk rating remains a four as of March 31, 2024.
Manhattan Residential
In August 2022, we refinanced three of our mezzanine loans (a senior mezzanine loan ("Senior Mezzanine Loan") and two junior mezzanine loans ("Junior Mezzanine A Loan" and "Junior Mezzanine B Loan" collectively referred to as "Junior Mezzanine Loan")), and originated a commercial mortgage loan ("Senior Loan") as part of an overall recapitalization. All of the loans are secured by an ultra-luxury residential property in Manhattan, NY.
In refinancing the Senior Mezzanine Loan and Junior Mezzanine Loan, we modified the loan terms with the borrower to include an interest rate reduction and two year extension of the term on all three loans. Based on our analysis under ASC 310-20 "Receivables – Nonrefundable Fees and Other Costs" ("ASC 310-20"), we have deemed this refinance to be a continuation of our existing loans.
The modified loan terms as discussed above have been reflected in our calculation of CECL for the quarter ended March 31, 2024. Refer to "CECL" section above for additional information regarding our calculation of CECL Allowances.
During 2022, sales velocity on the underlying property lagged behind the borrower's business plan and management's expectations. Based on this information and broader uncertainty across the ultra-luxury residential property market, we recorded a total loan Specific CECL Allowance of $66.5 million on the Junior Mezzanine B Loan and downgraded its risk rating to a five.
As property sales continued to trail behind the borrower's business plan during the first half of 2023, we ceased accruing interest on the Senior Loan and the Senior Mezzanine Loan as of May 1, 2023. During the second quarter of 2023, we deemed the $82.0 million Junior Mezzanine B Loan to be unrecoverable and therefore wrote off our mezzanine loan and recorded a realized loss of $82.0 million within net realized loss on investments in our condensed consolidated statement of operations. We also recorded a $126.0 million Specific CECL Allowance on the Junior Mezzanine A Loan and downgraded its risk rating to a five.
During the three months ended March 31, 2024, we recorded an additional $142.0 million Specific CECL Allowance on our Junior Mezzanine A Loan. The additional Specific CECL Allowance was primarily attributable to a reduction in list pricing of remaining units and slower sales pace at the property. The slower sales velocity coincided with the continued overall softening in the midtown Manhattan ultra-luxury submarket. Any future change to the Specific CECL Allowance will be based upon a number of factors, including but not limited to the continued assessment of both the potential nominal value of remaining inventory as well as the expected sales velocity.
Subsequent to the quarter ended March 31, 2024, our Senior Loan was refinanced by a third party lender, and we received a $108.3 million repayment. Refer to "Note 21 – Subsequent Events" for additional information.
Other Loan Activity
During the three months ended March 31, 2023, we recorded $1.2 million of interest income related to a subordinate risk retention interest in a securitization vehicle. During the third quarter of 2023, this subordinate risk retention interest was repaid in full.
We recognized $0.1 million in pre-payment penalties and accelerated fees for the three months ended March 31, 2024 and none for the three months ended March 31, 2023.
During the three months ended March 31, 2023, we received £72.2 million ($88.4 million assuming conversion into U.S.
Dollars ("USD")) full repayment of one of our commercial mortgage loans secured by an office property in London, UK, including all default interest accrued to date, which was approximately $0.7 million. In conjunction with the repayment, the related participation interest sold was also fully satisfied. Refer to "Note 12 – Participations Sold" for additional detail.
Loan Sales
From time to time, we may enter into sale transactions with other parties. All sale transactions are evaluated in accordance with ASC 860, "Transfers and Servicing" ("ASC 860").
During the first quarter of 2023, we sold our entire interests in three commercial mortgage loans secured by various properties in Europe, with aggregate commitments of €205.7 million ($219.0 million assuming conversion into USD, of which €115.0 million or $122.4 million assuming conversion into USD, was funded at the time of sale). Additionally, we sold a partial interest of £15.0 million ($18.2 million assuming conversion into USD) in a commercial mortgage loan secured by a mixed-use property located in London, United Kingdom. These sales were made to entities managed by affiliates of the Manager. We evaluated the transaction under ASC 860 and determined the sale of our entire interests and the sale of the partial interest met the criteria for sale accounting. We recorded a net gain of approximately $0.2 million in connection with these sales during the first quarter of 2023 within net realized loss on investments in our condensed consolidated statement of operations. Refer to "Note 12 – Participations Sold" for additional detail related to the subordinate interest.
Held for Sale
Loans are classified as held for sale if there is an intent to sell them in the short-term following the reporting date. Loans classified as held for sale are carried at the lower of amortized cost or fair value less costs to sell, unless the fair value option is elected at origination. Additionally, held for sale loans are not subject to the General CECL Allowance.
During the three months ended March 31, 2024, we entered into an agreement to sell a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI at a price of 99.5%. We recorded a fair value adjustment of $0.7 million (representing the difference between the loan's amortized cost and the loan's fair value at the agreed upon price of 99.5%), which is included within valuation allowance, commercial mortgage loan held for sale on our condensed consolidated statement of operations. The loan is carried at fair value of $135.5 million and has a risk rating of a three as of March 31, 2024. The sale subsequently closed in April 2024. Refer to "Note 21 – Subsequent Events" for additional detail.
Note 5 – Real Estate Owned
Real Estate Owned, Held for Investment
As of March 31, 2024, assets and liabilities related to real estate owned, held for investment consisted of three properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., the Brooklyn Development, a multifamily development property located in downtown Brooklyn, NY, and the Atlanta Hotel, a hotel in Atlanta, GA.
D.C. Hotel

On May 24, 2021, we acquired legal title to the D.C. hotel, which previously secured two subordinate loans, through a deed-in-lieu of foreclosure. In accordance with ASC 805, we consolidated the hotel's assets and liabilities at their respective fair values. Refer to "Note 3 – Fair Value Disclosure" for full discussion of non-recurring fair value measurements.
As of March 1, 2022, the hotel assets, comprised of land, building, furniture, fixtures, and equipment ("FF&E"), and accumulated depreciation (collectively "REO Fixed Assets"), and liabilities met the criteria to be classified as held for sale under ASC Topic 360, "Property, Plant, and Equipment." Accordingly, as of March 1, 2022, we ceased recording depreciation on the building and FF&E on the condensed consolidated statement of operations.
As of March 1, 2023, due to market conditions, we curtailed active marketing efforts, and reclassified the REO Fixed Assets and liabilities from real estate owned, held for sale to real estate owned, held for investment, net. In accordance with ASC Topic 360, the REO Fixed Assets were reclassified to their carrying value before they were initially classified as held for sale in March of 2022, and all other assets and liabilities were reclassified to the corresponding line items on the condensed consolidated balance sheet. Upon reclassification, we recorded $4.0 million of depreciation expense, representing the amount that would have been recorded had the asset remained as held for investment, and included this amount within Depreciation and amortization on real estate owned on our condensed consolidated statement of operations for the three months ended March 31, 2023. No realized gain or loss was recorded in connection with this reclassification.
As of March 31, 2024 and December 31, 2023, the value of net real estate assets related to the D.C. Hotel was $153.5 million and $152.4 million, respectively. As of March 31, 2024, our net real estate assets included depreciable assets of $80.1 million, net of $7.2 million in accumulated depreciation, attributable to the building, and $5.9 million, net of $4.2 million in accumulated depreciation, attributable to FF&E. As of December 31, 2023, our net real estate assets included depreciable assets of $80.5 million, net of $6.6 million in accumulated depreciation, attributable to the building, and $6.1 million, net of $3.8 million in accumulated depreciation, attributable to FF&E.
We recorded net profit from hotel operations of $1.1 million for three months ended March 31, 2024 and net loss of $1.9 million for the three months ended March 31, 2023.
Brooklyn Development
In 2015, we originated a $122.2 million multifamily development commercial mortgage loan secured by an assemblage of properties in downtown Brooklyn, NY. In 2020, the loan went into default, and we recorded a $30.0 million Specific CECL Allowance, due to the deterioration of market conditions attributable to COVID-19. As a result of improved market conditions, we reversed $20.0 million of Specific CECL Allowance during the second quarter of 2021. In the second quarter of 2022, we reversed the remaining $10.0 million Specific CECL Allowance as a result of market rent growth and value created from development activities at the underlying property.
On August 3, 2022, we acquired legal title of the property through a deed-in-lieu of foreclosure and accounted for the asset acquisition in accordance with ASC 805. At that time, our amortized cost basis in the commercial mortgage loan was $226.5 million. We recorded the real estate assumed at a fair value of $270.1 million based on the market value of the property as of the date of acquisition. We recognized a realized gain of $43.6 million, recorded within realized gain (loss) on investments on our condensed consolidated statement of operations, which reflects the difference between the fair value of the property and the carrying value of the loan at the time of acquisition. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs, including comparable sales of similar properties in the market. We capitalized construction and financing costs of $37.5 million and $13.9 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, our cost basis in the property was $411.7 million and $374.2 million, respectively. As of March 31, 2024 and December 31, 2023, our cost basis included construction costs of $190.4 million and $152.9 million, respectively. There is no depreciation recorded while the property is under development.
Upon taking title, we concurrently contributed the property to a joint venture with a third-party real estate developer. The entity was deemed to be a VIE, of which we were determined to be the primary beneficiary. Through our wholly owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement. Concurrently with taking title to the property, we obtained $164.8 million in construction financing on the property. As of March 31, 2024 and December 31, 2023, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheets was $161.9 million, net of $3.0 million in deferred financing costs and $161.6 million, net of $3.2 million in deferred financing costs, respectively.
The construction financing includes a maximum commitment of $388.4 million, an interest rate of term one-month Secured Overnight Financing Rate ("SOFR") +2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $100.0 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both March 31, 2024 and December 31, 2023, we were in compliance with these covenants.
To manage our exposure to variable cash flows on our borrowings under this construction financing, we entered into an interest rate cap on September 26, 2023. As of March 31, 2024, the fair value of the interest rate cap is $1.2 million and it is recorded within derivative assets, net on our condensed consolidated balance sheet. Refer to "Note 11 - Derivatives" for full detail.
Atlanta Hotel
In March 2017, we originated a first mortgage loan secured by the Atlanta Hotel. During the second quarter of 2022, due to slower than expected recovery from the COVID-19 pandemic, we deemed the borrower to be experiencing financial difficulty. Accordingly, we ceased accruing interest on the loan and recorded a $7.0 million Specific CECL Allowance.
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
During the three months ended June 30, 2023, we received an unsolicited offer from a third party to purchase the Atlanta Hotel. As of June 30, 2023, the hotel's assets and liabilities met the criteria to be classified as held for sale under ASC Topic 360, "Property, Plant, and Equipment." In accordance with ASC Topic 360, we ceased recording depreciation on the building and FF&E on the condensed consolidated statement of operations and we have reclassified assets and liabilities from their respective condensed consolidated balance sheet line items to Assets related to real estate owned, held for sale and Liabilities related to real estate owned, held for sale.
As of March 31, 2024, we determined the sale of the Atlanta Hotel to a third party, from whom we received an unsolicited offer, to be no longer probable, and we are not actively marketing the property for sale to other potential buyers. As such, the Atlanta Hotel no longer meets the criteria to be classified as held for sale under ASC Topic 360, "Property, Plant, and Equipment." In accordance with ASC Topic 360, the REO Fixed Assets were reclassified to their carrying value before classifying as held for sale in June of 2023. On the date of reclassification, March 31, 2024, we recorded $3.6 million in depreciation, representing the amount that would have been recorded had the asset remained as held for investment. All other assets and liabilities were reclassified to the corresponding line items on the condensed consolidated balance sheet. No realized gain or loss was recorded in connection with this reclassification.
As of March 31, 2024, the value of net real estate assets related to the Atlanta Hotel was $72.1 million. As of March 31, 2024, our net real estate assets included depreciable assets of $47.0 million, net of $3.1 million in accumulated depreciation, attributable to the building, and $7.0 million, net of $1.7 million in accumulated depreciation, attributable to FF&E. For the three months ended March 31, 2024, we recorded net loss from the hotel's operations of $1.8 million.
As of December 31, 2023, the hotel's assets and liabilities were classified as held for sale, and the value of net real estate assets related to the Atlanta Hotel was $75.4 million. As of December 31, 2023, our net real estate assets included depreciable assets of $49.4 million, net of $0.8 million in accumulated depreciation, attributable to the building, and $8.0 million, net of $0.4 million in accumulated depreciation, attributable to FF&E.
Note 6 – Other Assets
The following table details the components of our other assets at the dates indicated ($ in thousands):

	March 31, 2024	December 31, 2023
Interest receivable	$85,072	$72,354
Loan proceeds held by servicer(1)	7,820	6,271
Other(2)	10,637	6,998
Total	$103,529	$85,623
  ———————
(1)Includes loan principal and interest held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(2)Includes $8.4 million and $4.6 million of other assets from Real Estate Owned, Held for Investment as of March 31, 2024 and December 31, 2023, respectively. Refer to "Note 5 – Real Estate Owned" for additional information.
Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility. During the three months ended March 31, 2024, we entered into a new secured credit facility with Goldman Sachs. The facility is secured by a first mortgage loan on a European portfolio of pubs and provides $158.6 million of additional borrowing capacity. Additionally, during the three months ended March 31, 2024, we upsized our secured credit facility with Atlas Securitized Products Holdings ("Atlas") by $113.5 million, as discussed further below.

Our borrowings under secured debt arrangements at March 31, 2024 and December 31, 2023 are detailed in the following table ($ in thousands):

	March 31, 2024			December 31, 2023
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)(4)	$1,482,730	$1,036,803	September 2026	$1,482,584	$1,043,964	September 2026
JPMorgan Facility - GBP(3)(4)	17,270	17,270	September 2026	17,416	17,416	September 2026
Deutsche Bank Facility - USD(3)	700,000	278,703	March 2026	700,000	275,815	March 2026
Atlas Facility - USD(5)	800,000	751,207	March 2027(6)	686,527	669,302	April 2027(7)(8)
HSBC Facility - GBP	380,740	380,740	May 2025	383,967	383,967	May 2025
HSBC Facility - EUR	275,027	275,027	January 2026(8)	281,401	281,401	January 2026
Goldman Sachs Facility - USD	11,605	11,605	November 2025(9)	13,437	13,437	November 2025(9)
Goldman Sachs Facility - GBP	158,599	158,599	January 2029	—	—	N/A
Barclays Facility - USD	200,000	99,817	June 2027(7)	200,000	107,929	June 2027(7)
MUFG Securities Facility - GBP	202,970	202,970	June 2025(7)	204,690	204,690	June 2025(7)
Churchill Facility - USD	130,000	125,209	April 2026	130,000	126,515	March 2026
Santander Facility - USD	300,000	67,500	February 2026(7)	300,000	67,500	February 2026(7)
Santander Facility - EUR	58,261	54,677	August 2024	59,611	55,716	August 2024
Total Secured Credit Facilities	4,717,202	3,460,127		4,459,633	3,247,652
Barclays Private Securitization - GBP, EUR, SEK	2,056,364	2,056,364	July 2026(8)	2,369,125	2,157,157	June 2026(8)
Revolving Credit Facility - USD(10)	170,000	94,000	March 2026	170,000	147,000	March 2026
Total Secured Debt Arrangements	6,943,566	5,610,491		6,998,758	5,551,809
Less: deferred financing costs	N/A	(13,524)		N/A	(13,333)
Total Secured Debt Arrangements, net(11)(12)(13)	$6,943,566	$5,596,967		$6,998,758	$5,538,476
———————
(1)As of March 31, 2024, British Pound Sterling("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.26, 1.08, and 0.09, respectively. As of December 31, 2023, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.27, 1.10 and 0.10, respectively.
(2)Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)The JPMorgan Facility and Deutsche Bank Facility enable us to elect to receive advances in USD, GBP, or EUR.
(4)The JPMorgan Facility allows for $1.5 billion of maximum borrowings in total as of March 31, 2024.
(5)The Atlas Facility (as defined below) was formerly the Credit Suisse Facility. See "Atlas Facility" below for additional discussion.
(6)The Atlas Facility was amended during March 2024 to convert the facility's maturity from a six month "evergreen" feature to a two-year initial term, with an additional one-year extension option.
(7)Assumes financings are extended in line with the underlying loans.

(8)Represents weighted-average maturity across various financings with the counterparty. See below for additional details.
(9)Facility entered the two-year amortization period. During the amortization period, the maturity date for current outstanding transactions are extended for a period of up to two years from the November 2023 maturity.
(10)The current stated maturity of the Revolving Credit Facility (as defined below) is March 2026. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under the Revolving Credit Facility are full recourse to certain guarantor wholly-owned subsidiaries of the Company. See "Revolving Credit Facility" below for additional discussion.
(11)Weighted-average borrowing costs as of March 31, 2024 and December 31, 2023 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.64% / GBP: +2.25% / EUR: +1.86% / SEK: +1.50% and USD: +2.49% / GBP: +2.21% / EUR: +1.86%/ SEK: +1.50%, respectively.
(12)Weighted-average advance rates based on cost as of March 31, 2024 and December 31, 2023 were 68.1% (62.4% (USD) / 72.2% (GBP) / 71.7% (EUR) / 80.4% (SEK)) and 68.4% (62.9% (USD) / 72.5% (GBP) / 72.1% (EUR) / 80.4% (SEK)), respectively.
(13)As of March 31, 2024 and December 31, 2023, approximately 52.2% and 58.3%, respectively, is the outstanding balance under these secured borrowings were recourse to us.
Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of March 31, 2024 and December 31, 2023, the weighted-average haircut under our secured debt arrangements was approximately 31.9% and 31.6%, respectively. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.
Atlas Facility
On February 8, 2023, in connection with the acquisition by certain subsidiaries of Atlas, which is a wholly-owned investment of a fund managed by an affiliate of the Manager, of certain warehouse assets and liabilities of the Credit Suisse AG Securitized Products Group ("Credit Suisse AG")(the "Transaction"), the Credit Suisse Facility was acquired by Atlas ("Atlas Facility"). In order to effect the assignment of the Credit Suisse Facility and related agreements, the Company and one of its subsidiaries, similar to the other sellers and guarantors party to the subject agreements in the Transaction, entered into an Omnibus Assignment, Assumption and Amendment Agreement as well as certain related agreements with Credit Suisse AG and Atlas. Refer to "Note 15 - Related Party Transactions" for further discussion regarding the transaction.
During the three months ended March 31, 2024, we executed an amendment to upsize the Atlas Facility by $113.5 million. The amendment included conversion of the facility's term from a six month "evergreen" feature to two-years, with a one-year extension option, reduction to recourse percentages, and an additional pledge of a commercial mortgage loan, among other changes.
Revolving Credit Facility
On March 3, 2023, we entered into the revolving credit facility (the "Revolving Credit Facility") administered by Bank of America, N.A. The Revolving Credit Facility provides up to $170.0 million of borrowings secured by qualifying commercial mortgage loans and real property owned assets. The Revolving Credit Facility has a term of three years, maturing in March 2026. The Revolving Credit Facility enables us to borrow on qualifying commercial mortgage loans for up to two years and real property owned assets for up to six months. As of March 31, 2024 and December 31, 2023, we had $94.0 million and $147.0 million, respectively, outstanding on the Revolving Credit Facility. During the three months ended March 31, 2024, we recorded $33.6 thousand in unused fees and $1.9 million in contractual interest expense. During the three months ended March 31, 2023, we recorded $27.4 thousand in unused fees related to the Revolving Credit Facility.
Barclays Private Securitization
We are party to a private securitization with Barclays Bank plc ("Barclays") (such securitization, the "Barclays Private Securitization"). Commercial mortgage loans currently financed under the Barclays Securitization are denominated in GBP, EUR and SEK.
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
The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,704,318	$1,685,240
EUR	5	867,551	859,740
SEK	1	232,117	230,524
Total	13	$2,803,986	$2,775,504

	December 31, 2023
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,662,457	$1,643,979
EUR	6	1,021,272	1,012,987
SEK	1	248,088	246,220
Total	14	$2,931,817	$2,903,186
The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of March 31, 2024 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$1,261,051	July 2026
Total/Weighted-Average EUR	609,619	September 2026(3)
Total/Weighted-Average SEK	185,694	May 2026
Total/Weighted-Average Securitization	$2,056,364	July 2026
———————
(1)As of March 31, 2024, we had £998.9 million, €565.0 million, and kr2.0 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of December 31, 2023 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	1,234,740	June 2026
Total/Weighted-Average EUR	723,947	May 2026(3)
Total/Weighted-Average SEK	198,470	May 2026
Total/Weighted-Average Securitization	$2,157,157	June 2026
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheets ($ in thousands):

	March 31, 2024	December 31, 2023
Assets:
Cash	$327	$924
Commercial mortgage loans, net(1)	2,775,504	2,903,186
Other Assets	46,490	41,180
Total Assets	$2,822,321	$2,945,290
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $1.7 million and $2.0 million in 2024 and 2023, respectively)	$2,054,681	$2,155,197
Accounts payable, accrued expenses and other liabilities(2)	11,328	9,083
Total Liabilities	$2,066,009	$2,164,280
———————
(1)Net of the General CECL Allowance of $10.8 million and $8.3 million as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $2.6 million and $2.5 million as of March 31, 2024 and December 31, 2023, respectively.

The table below provides the net income (loss) of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended March 31,
	2024	2023
Net interest income:
Interest income from commercial mortgage loans	$64,523	$46,977
Interest expense	(36,083)	(23,133)
Net interest income	$28,440	$23,844
Decrease (increase) in current expected credit loss allowance, net	(2,565)	199
Foreign currency translation gain (loss)	(12,923)	10,002
Net income	$12,952	$34,045
At March 31, 2024, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$27,271	$1,026,802	$—	$—	$1,054,073
Deutsche Bank Facility	95,686	183,017	—	—	278,703
Atlas Facility	—	751,207		—	751,207
HSBC Facility	—	655,767	—	—	655,767
Goldman Sachs Facility - USD	—	11,605	—	—	11,605
Goldman Sachs Facility - GBP	—	—	158,599	—	158,599
Barclays Facility	—	—	99,817	—	99,817
MUFG Securities Facility	—	202,970	—	—	202,970
Churchill Facility	—	125,209	—	—	125,209
Santander Facility - USD	67,500		—	—	67,500
Santander Facility - EUR	54,677	—	—	—	54,677
Barclays Private Securitization	379,765	1,480,142	196,456	—	2,056,364
Revolving Credit Facility	76,385	17,615	—	—	94,000
Total	$701,284	$4,454,334	$454,872	$—	$5,610,491
The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.
The table below summarizes the outstanding balances at March 31, 2024, as well as the maximum and average month-end balances for the three months ended March 31, 2024 for our borrowings under secured debt arrangements ($ in thousands).

	As of March 31, 2024		For the three months ended March 31, 2024
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,054,073	$1,869,057	$1,063,261	$1,058,968
Deutsche Bank Facility	278,703	421,949	278,703	277,741
Goldman Sachs Facility - USD	11,605	25,242	11,620	11,612
Goldman Sachs Facility - GBP	158,599	209,523	159,403	158,872
Atlas Facility	751,207	1,098,342	751,207	676,229
HSBC Facility	655,767	849,268	658,434	656,800
Barclays Facility	99,817	124,107	102,598	101,671
MUFG Securities Facility	202,970	275,579	203,999	203,318
Churchill Facility	125,209	166,563	126,080	125,644
Santander Facility - USD	67,500	99,736	67,500	67,500
Santander Facility - EUR	54,677	72,302	54,677	54,666
Barclays Private Securitization	2,056,364	2,786,288	2,146,965	2,085,304
Revolving Credit Facility	94,000	181,130	150,000	112,667
Total	$5,610,491	$8,179,086
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
Debt Covenants
The guarantees related to our secured debt arrangements contain the following financial covenants: (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017; (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 3.75:1 (ratio is 4.00:1 for the Revolving Credit Facility); and (iii) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance is added back to our tangible net worth calculation. The Revolving Credit Facility contains an additional financial covenant to maintain a minimum interest coverage ratio of 1.4:1. During October

2023, we modified our interest coverage ratio covenant related to the Revolving Credit Facility to a minimum of 1.4:1 from a minimum of 1.5:1.
We were in compliance with the covenants under each of our secured debt arrangements at March 31, 2024 and December 31, 2023. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, foreign currency fluctuations, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.
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
In March 2021, we entered into an additional $300.0 million senior secured term loan, with substantially the same terms as the 2026 Term Loan, (the "2028 Term Loan" and, together with the 2026 Term Loan, the "Term Loans") which matures in March 2028 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The 2028 Term Loan was issued at a price of 99.0%. During the second quarter of 2023, the 2028 Term Loan transitioned from LIBOR to SOFR and currently bears interest at SOFR (with a floor of 0.50%) plus 3.61%.
The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During the three months ended March 31, 2024 and 2023, we repaid $1.3 million of principal, respectively, related to the 2026 Term Loan. During the three months ended March 31, 2024 and 2023, we repaid $0.8 million of principal respectively related to the 2028 Term Loan.
The following table summarizes the terms of the Term Loans as of March 31, 2024 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$476,250	$(743)	$(3,923)	$471,584	2.86%	5/15/2026
2028 Term Loan	291,000	(1,679)	(2,993)	286,328	3.61%	3/11/2028
Total	$767,250	$(2,422)	$(6,916)	$757,912
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
The following table summarizes the terms of the Term Loans as of December 31, 2023 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$477,500	$(833)	$(4,302)	$472,365	2.86%	5/15/2026
2028 Term Loan	291,750	(1,786)	(3,179)	286,785	3.61%	3/11/2028
Total	$769,250	$(2,619)	$(7,481)	$759,150
———————
(1)     Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
Covenants
The financial covenants of the Term Loans include the requirements that we maintain: (i) a maximum ratio of total recourse debt to tangible net worth of 4:1; and (ii) a maximum ratio of total unencumbered assets to total pari-passu indebtedness of 2.50:1. We were in compliance with the covenants under the Term Loans at March 31, 2024 and December 31, 2023.
Interest Rate Cap

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
Note 9 – Senior Secured Notes, Net
In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $495.8 million and $495.6 million, net of deferred financing costs of $4.2 million and $4.4 million, as of March 31, 2024 and December 31, 2023, respectively.
Covenants
The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of March 31, 2024 and December 31, 2023, we were in compliance with all covenants.
Note 10 – Convertible Senior Notes, Net
During the fourth quarter of 2018, we issued $230.0 million of the 5.375% Convertible Senior Notes due 2023 (the "2023
Notes" or "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses.
During the three months ended March 31, 2023, we repurchased $7.1 million aggregate principal amount of the 2023 Notes at a price of 97%. As a result of this transaction, we recorded a gain of $0.2 million within gain on extinguishment of debt in our March 31, 2023 condensed consolidated statement of operations. The gain represents the difference between the repurchase price and the carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs. During the second and third quarter of 2023, we repurchased an additional $36.8 million and $10.0 million of aggregate principal amount of the 2023 Notes at a weighted-average price of 99.3% and 99.7%, respectively. During the fourth quarter of 2023, we repaid the remaining $176.1 million outstanding principal of the 2023 Notes in cash at par. All repurchase transactions occurred in the open market as a result of reverse inquiries from investors with no solicitation from us.
The aggregate contractual interest expense was approximately $3.0 million for the three months ended March 31, 2023. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $0.4 million for the three months ended March 31, 2023.
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
The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of both March 31, 2024 and December 31, 2023, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.
The following table summarizes our non-designated Fx forwards and interest rate cap as of March 31, 2024:

	March 31, 2024
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	111	1,013,469	GBP	April 2024 - February 2027	1.01
Fx contracts - EUR	130	519,322	EUR	April 2024 - August 2026	0.90
Fx contracts - SEK	17	678,464	SEK	May 2024 - May 2026	1.96
Interest rate cap	1	164,835	USD	October 2024	0.50

The following table summarizes our non-designated Fx forwards and interest rate cap as of December 31, 2023:

	December 31, 2023
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	97	938,903	GBP	January 2024 - February 2027	1.13
Fx contracts - EUR	135	561,441	EUR	January 2024 - August 2026	1.08
Fx contracts - SEK	17	690,740	SEK	February 2024 - May 2026	2.16
Interest rate cap	1	164,835	USD	October 2024	0.75

We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our forward currency contracts for the three months ended March 31, 2024 and 2023 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended March 31,
	Location of Gain (Loss) Recognized in Income	2024	2023
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$18,053	$(35,851)
Forward currency contracts	Realized gain (loss) on derivative instruments	5,345	21,716
Total		$23,398	$(14,135)
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
On September 26, 2023, we entered into an interest rate cap that matures on October 1, 2024 with a notional amount of $164.8 million. We use our interest rate cap to hedge our exposure to variable cash flows on our construction financing. The interest rate cap effectively limits SOFR from exceeding 4.00% which results in the maximum all-in coupon on our construction financing of 6.55%. The unrealized gain or loss related to the interest rate cap was recorded under gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations. During the three months ended March 31, 2024, SOFR exceeded the cap rate of 4.00%. As such, during the three months ended March 31, 2024, we realized a gain from the interest rate cap in the amount of $0.6 million, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations.
The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our interest rate caps for the three months ended March 31, 2024 and 2023 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three months ended March 31,
	Location of Gain (Loss) recognized in Income	2024	2023
Interest rate cap	Unrealized gain (loss) on interest rate hedging instruments	$(194)	$(4,813)
Interest rate cap	Realized gain on interest rate hedging instruments	550	4,706
Total		$356	$(107)
The following tables summarize the gross asset and liability amounts related to our derivatives at March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024			December 31, 2023
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$67,402	$(21,284)	$46,118	$55,102	$(27,037)	$28,065
Interest rate cap	—	1,166	1,166	1,360	—	1,360
Total derivative assets (liabilities)	$67,402	$(20,118)	$47,284	$56,462	$(27,037)	$29,425

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
In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD at time of transfer) interest, at par, in a first mortgage loan collateralized by an office building located in London, United Kingdom that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD at time of transfer). The participation interest sold was subordinate to our first mortgage loan and was accounted for as a secured borrowing on our consolidated balance sheet. In January 2023, the first mortgage loan, including participations sold, was fully satisfied, including all contractual and default interest accrued to date. We had no participations sold as of the three months ended March 31, 2024 and December 31, 2023.
Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities
The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	March 31, 2024	December 31, 2023
Collateral held under derivative agreements	$45,840	$25,820
Accrued dividends payable	53,180	53,407
Accrued interest payable	42,072	31,012
Accounts payable and other liabilities(1)	10,825	6,078
General CECL Allowance on unfunded commitments(2)	3,625	4,017
Total	$155,542	$120,334
  ———————
(1)Includes $10.2 million and $5.5 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at March 31, 2024 and December 31, 2023, respectively.
(2)Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of March 31, 2024 and December 31, 2023, respectively.

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

During the three months ended March 31, 2024, we recorded a current income tax provision of $0.1 million related to activities of our taxable REIT subsidiaries. We did not record any income tax provision during the three months ended March 31, 2023.

There was a $0.5 million and $0.6 million income tax asset related to the operating activities of our TRS entities as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, there were no material deferred tax assets or liabilities.

As of March 31, 2024, we had net operating losses of $13.7 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods.

As of March 31, 2024, tax years 2019 through 2023 remain subject to examination by taxing authorities.
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
Pursuant to the terms of the Management Agreement, the Manager is paid a base management fee equal to 1.5% per annum of our stockholders' equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.
The term of the Management Agreement was automatically renewed for a successive one-year term on September 29, 2023 and will automatically renew on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager's right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting of our independent directors in March 2024, which included a discussion of the Manager's performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.
We incurred approximately $9.4 million and $9.5 million in base management fees under the Management Agreement for the three months ended March 31, 2024 and 2023, respectively.
In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three months ended March 31, 2024 and 2023 we paid expenses totaling $1.8 million and $1.2 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheets based on the nature of the item.
Included in payable to related party on our condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 is approximately $9.4 million and $9.6 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.

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
Italian Direct Lending Structure
In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by
Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the
"AIFM"), an affiliate of the Manager. The management fees incurred during the three months ended March 31, 2024 and 2023, respectively were de minimis. As of March 31, 2024 and December 31, 2023, the fees payable to the AIFM were de minimis.
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
During the three months ended March 31, 2024, the terms of the Atlas Facility were amended to, among other things, convert the facility from a six month "evergreen" feature to a two-year initial term with an additional one-year extension option, reduce recourse percentages and add one commercial mortgage loan to the facility totaling $115.5 million in secured debt. As of March 31, 2024, we had $751.2 million of secured debt on the Atlas Facility consisting of five commercial mortgage loans. Refer to "Note 7 – Secured Debt Arrangements, Net" for additional discussion.
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
We recognized stock-based compensation expense of $4.2 million and $4.4 million during the three months ended March 31, 2024 and 2023, respectively, related to restricted stock and RSU vesting.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the three months ended March 31, 2024:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2023	79,088	2,538,332
Granted	—	—	N/A
Vested	—	—	N/A
Forfeiture	—	(18,995)	N/A
Outstanding at March 31, 2024	79,088	2,519,337

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2024:

Vesting Year	Restricted Stock	RSUs	Total Awards
2024	79,088	1,293,354	1,372,442
2025	—	865,113	865,113
2026	—	360,870	360,870
Total	79,088	2,519,337	2,598,425
At March 31, 2024, we had unrecognized compensation expense of approximately $12.8 thousand and $26.2 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above. The unrecognized compensation expense related to the vesting of restricted awards and RSUs are expected to be recognized over a weighted-average period of 1.5 years.
RSU Deliveries
During the three months ended March 31, 2024 and 2023, we delivered 738,110 and 670,044 shares of common stock for 1,358,418 and 1,233,711 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $7.3 million and $6.7 million for the three months ended March 31, 2024 and 2023, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.
Note 17 – Stockholders' Equity
Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2024, 142,096,715 shares of common stock were issued and outstanding and 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock ("Series B-1 Preferred Stock") were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.
Dividends. The following table details our dividend activity:

	Three months ended March 31,
Dividends declared per share of:	2024	2023
Common Stock	$0.35	$0.35
Series B-1 Preferred Stock	$0.45	$0.45
Common Stock Repurchases. There was no common stock repurchase activity during the three months ended March 31, 2024 and 2023. As of March 31, 2024, there was $172.2 million remaining authorized under our stock repurchase program.
Note 18 – Commitments and Contingencies
Legal Proceedings. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced a now-dismissed action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court (the "Apollo Action"). The complaint named as defendants (i) a wholly-owned subsidiary of the Company (the "Subsidiary"), (ii) the Company, and (iii) certain funds managed by Apollo, who were co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs alleged that the defendants tortiously interfered with the plaintiffs' joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs alleged the loss of a $70.0 million investment plus punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs appealed, the parties fully briefed the appeal, and then Plaintiffs dropped the appeal, and the case remains dismissed.
Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. Apollo appealed the decision with respect to the remaining claim. On October 5, 2023, the Appellate Division, First Department granted Apollo's appeal, thereby dismissing the remaining claim against the Apollo entities who were co-lenders on the mezzanine loan, including the Subsidiary. Plaintiffs filed a motion for leave with the Court of Appeals on November 3, 2023 which the Court denied on April 23, 2024.
Loan Commitments. As described in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at March 31, 2024, we had $555.6 million of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 2.8 years weighted-average tenor of these loans.
Note 19 – Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$161,190	$161,190	$225,438	$225,438
Commercial mortgage loans, net	7,846,460	7,722,188	7,925,359	7,813,304
Subordinate loans, net	303,965	303,909	432,734	432,458
Secured debt arrangements, net	(5,596,967)	(5,596,967)	(5,538,476)	(5,538,476)
Term loans, net	(757,912)	(761,099)	(759,150)	(754,197)
Senior secured notes, net	(495,835)	(418,125)	(495,637)	(418,750)
Debt related to real estate owned, held for investment, net	(161,878)	(161,878)	(161,586)	(161,586)
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
Note 20 – Net Income (Loss) per Share
ASC 260, "Earnings per share" requires the use of the two-class method of computing earnings (loss) per share for all periods presented for each class of common stock and participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities according to their respective rights to receive dividends. The unvested RSUs granted under our 2019 Equity Incentive Plan to certain employees of the Manager qualify as participating securities as RSUs have non-forfeitable rights to participate in dividends. Therefore, unvested RSUs are included in the calculation of basic earnings per share.
For the three months ended March 31, 2024, the dilutive effect to earnings per share was determined using the two-class method because it was more dilutive than the treasury stock method. Dilutive earnings per share is calculated under the more dilutive computation of the two-class method and the treasury stock method, or if-converted method in periods with convertible interest expense. Under the treasury stock method, the denominator includes the weighted-average outstanding common shares plus the incremental shares related to participating securities. The incremental shares are determined by subtracting the average unrecognized compensation cost for the period divided by the average stock price from the unvested RSUs.
For the three months ended March 31, 2023, the dilutive effect to earnings per share was determined using the "if-converted" method whereby interest expense on the outstanding Convertible Notes was added back to the diluted earnings per share numerator, and all of the potentially dilutive shares were included in the diluted earnings per share denominator. The denominator included all outstanding shares of common stock and all potential shares of common stock assumed issued if they are dilutive. The numerator was adjusted for any changes in income or loss that would result from the assumed conversion of these potential shares of common stock.
The table below presents the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2024 and 2023 ($ in thousands except per share data):

	Three months ended March 31,
Basic Earnings	2024	2023
Net income (loss)	$(104,524)	$48,916
Less: Preferred dividends	(3,068)	(3,068)
Less: Earnings attributable to participating securities	—	—
Less: Dividends on participating securities	(886)	(1,003)
Basic Earnings (Loss)	$(108,478)	$44,845

Dilutive Earnings
Basic Earnings (Loss)	$(108,478)	$44,845
Add: Dividends on participating securities	—	1,003
Add: Interest expense on Convertible Notes	—	3,445
Diluted Earnings (Loss)	$(108,478)	$49,293

Number of Shares:
Basic weighted-average shares of common stock outstanding	141,869,604	141,072,471
Diluted weighted-average shares of common stock outstanding	141,869,604	155,483,979

Earnings (Loss) Per Share Attributable to Common Stockholders
Basic	$(0.76)	$0.32
Diluted	$(0.76)	$0.32
For the three months ended March 31, 2024, 423,784 incremental shares were excluded in the calculation of diluted net income per share because the effect was anti-dilutive. For the three months ended March 31, 2023, 3,221,559 weighted-average unvested RSUs were included in the calculation of diluted net income per share because the effect was dilutive.
For the three months ended March 31, 2023, 11,189,949 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator because the effect was dilutive. Refer to "Note 10 - Convertible Senior Notes, Net" for further discussion.
Note 21 – Subsequent Events
Subsequent to the quarter ended March 31, 2024, the following events took place:
Investment Activity: We funded approximately $41.3 million for previously closed loans and capitalized an additional $13.9 million of construction and financing costs related to our real estate owned, held for investment.

We originated a $157.5 million first mortgage loan secured by a luxury multifamily property in Emeryville, CA.
Loan Repayments and Sale: We received approximately $269.3 million of loan proceeds, including:
•$135.5 million from the sale of a first mortgage loan secured by a hotel in Honolulu, HI, which was classified as held for sale as of March 31, 2024. We recorded a realized loss of $0.7 million in connection with the sale.
•$108.3 million repayment in connection with the refinancing by a third-party lender of our Senior Loan secured by an ultra-luxury residential property in Manhattan, NY. All proceeds were utilized to repay the outstanding balance of the related secured financing. The remaining Senior Loan was modified into a subordinate loan ("Senior Mezzanine A Loan"), and our total amortized cost basis across the Senior Mezzanine A Loan, Senior Mezzanine Loan and Junior Mezzanine A Loan decreased from $456.7 million as of March 31, 2024 to $356.9 million, inclusive of protective advances subsequent to quarter end. Additionally, the contractual maturities for all three loans were extended to November 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING INFORMATION
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our most recent Annual Report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a Maryland corporation and have elected to be taxed as a REIT for U.S. federal income tax purposes. We primarily originate, acquire, invest in and manage performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments. These asset classes are referred to as our target assets.
We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $650.8 billion as of December 31, 2023.
The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
In March 2024, the SEC adopted amendments to its rules under the Securities Act and the Exchange Act that require disclosure of certain climate-related information in registration statements and annual reports, when material. In April 2024, the SEC chose to stay its newly adopted climate disclosure rules, pending the completion of judicial review. We are currently evaluating the impact of the new rule, if the stay is lifted, on our disclosures.

Current Market Conditions
Certain external events such as public health issues, natural disasters, political and economic instability abroad, concerns regarding the stability of the sovereign debt of certain European countries, and other geopolitical issues, including the ongoing conflicts between Israel and Hamas, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, and among Russia, Belarus and Ukraine, and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia, Belarus and Russian or Belarusian interests, have adversely impacted the global economy and have contributed to significant volatility in financial markets. Due to various uncertainties caused by such external events and recent macroeconomic trends, including inflation and higher interest rates, further business risks could arise. Some of the factors that impacted us to date and may continue to affect us are outlined in Item 1A. "Risk Factors" in our most recent Annual Report on Form 10-K.
Results of Operations
Net Income (Loss) Available to Common Stockholders
For the three months ended March 31, 2024 and 2023, our net income (loss) available to common stockholders was $(107.6) million, or $(0.76) per diluted share of common stock, and $45.8 million, or $0.32 per diluted share of common stock, respectively.
Operating Results
The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Three months ended		Q1'24 vs. Q4'23
	March 31, 2024	December 31, 2023
Net interest income:
Interest income from commercial mortgage loans	$183,716	$180,290	$3,426
Interest income from subordinate loans and other lending assets	849	864	(15)
Interest expense	(127,887)	(123,147)	(4,740)
Net interest income	56,678	58,007	(1,329)
Operations related to real estate owned:
Revenue from real estate owned operations	23,857	26,146	(2,289)
Operating expenses related to real estate owned	(19,893)	(19,842)	(51)
Depreciation and amortization on real estate owned	(4,656)	(1,040)	(3,616)
Net income (loss) related to real estate owned	(692)	5,264	(5,956)
Operating expenses:
General and administrative expenses	(7,373)	(7,370)	(3)
Management fees to related party	(9,421)	(9,553)	132
Total operating expenses	(16,794)	(16,923)	129
Other income, net	570	79	491
Valuation allowance, commercial mortgage loan held for sale	(679)	—	(679)
Increase in Specific CECL Allowance	(142,000)	—	(142,000)
Decrease (increase) in General CECL Allowance, net	(5,684)	778	(6,462)
Gain (loss) on foreign currency forward contracts	23,398	(56,452)	79,850
Foreign currency translation gain (loss)	(19,563)	56,004	(75,567)
Gain (loss) on interest rate hedging instruments	356	(292)	648
Net income (loss) before taxes	$(104,410)	$46,465	$(150,875)
Income tax provision	(114)	75	(189)
Net income (loss)	$(104,524)	$46,540	$(151,064)
Net Interest Income
Net interest income decreased by $1.3 million during the three months ended March 31, 2024 compared to the three months ended December 31, 2023, primarily driven by an increase in interest expense. The increase in interest expense was mainly attributable to increased utilization of the Revolving Credit Facility, which included interest expense related to borrowings associated with one of our real estate owned assets. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 7 - Secured Debt Arrangements, Net" for full discussion of our loans and Revolving Credit Facility, respectively.
Operations Related to Real Estate Owned
For the three months ended March 31, 2024, we recorded a net loss related to real estate owned of $0.7 million, compared to net income of $5.3 million for the three months ended December 31, 2023. The net loss was primarily due to an increase in depreciation relating to the Atlanta Hotel as a result of reclassification to held for investment as of March 31, 2024. On the date of reclassification, we recorded $3.6 million in depreciation, representing the amount that would have been recorded had the asset remained as held for investment throughout 2023 and in the first quarter of 2024. The decrease was also due to the seasonality of the D.C. Hotel and Atlanta Hotel's operations which led to $2.3 million lower net income from operations, prior to depreciation, during the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. Refer to "Note 5 - Real Estate Owned" for full discussion of the reclassification and operations related to real estate owned.
Operating Expenses
Management fees to related party and general and administrative expenses remained generally the same for the three months ended March 31, 2024 compared to the three months ended December 31, 2023.
Other income, net
Other income, net remained generally the same for the three months ended March 31, 2024 compared to the three months ended December 31, 2023.
Valuation allowance, commercial mortgage loan held for sale
During the three months ended March 31, 2024, we reclassified one of our commercial mortgage loans collateralized by a hotel property located in Honolulu, HI to held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less costs to sell. Accordingly, we recorded a valuation allowance of $0.7 million to carry the loan at its fair value which reflected the agreed upon selling price of 99.5%. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for full discussion.
No loans were classified as held for sale during the three months ended December 31, 2023.
Increase in Specific CECL Allowance, net
During the three months ended March 31, 2024, there was an increase of $142.0 million in our Specific CECL Allowance related to a mezzanine loan secured by an ultra-luxury residential property in Manhattan, NY. The additional Specific CECL Allowance was primarily attributable to reduction in list pricing of remaining units. Comparatively, during the three months ended December 31, 2023, we recorded no change in our Specific CECL Allowance. Refer "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related in our Specific CECL Allowance and further detail on the mezzanine loan.
Increase in General CECL Allowance, net
Our General CECL Allowance increased by $5.7 million during the three months ended March 31, 2024, primarily driven by an increase in our view of remaining expected term of certain of our loans and an increase in the historical loss rate derived from Trepp's data, compared to a decrease of $0.8 million recorded during the three months ended December 31, 2023. This decrease was primarily driven by the impacts of portfolio seasoning and a more positive economic outlook, which was partially offset by loan originations outpacing repayments.
Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related in our General CECL Allowance.
Foreign currency gain and loss on derivative instruments
We use forward currency contracts to economically hedge net interest and principal repayments under our loans denominated in currencies other than USD. Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended March 31, 2024, and three months ended December 31, 2023 was a net gain of $3.8 million and a net loss of $0.4 million, respectively.
During the three months ended March 31, 2024, Fx rates fell in relation to USD compared to a rise in relation to USD during the three months ended December 31, 2023. The decrease in Fx rates resulted in a gain on our foreign currency forward contracts and a loss related to foreign currency translation. Gains and losses on our forward currency contracts are derived from changes in market spot rates, forward point estimates, and discount factors. Gains and losses related to foreign currency translation are derived only from changes in market spot rates. Forward currency contract gains and losses derived from market spot rates offset the gains and losses related to foreign currency translation except for the gains and losses from forward currency contracts related to our net interest hedges which have no offset in foreign currency translation. A net gain or loss arises each period due to the change in forward point estimates and discount factors as well as gains and losses from forward currency contracts related to our net interest hedges. The change in net gain (loss) for the three months ended March 31, 2024 compared to the three months ended December 31, 2023 is predominantly due to lower forward point estimates and gains on forward currency contracts related to our net interest hedges for the three months ended March 31, 2024 compared to the three months ended December 31, 2023.
Gain (loss) on interest rate hedges
During the three months ended March 31, 2024, we recorded a net gain of $0.4 million on our interest rate cap, which includes realized gain of $0.6 million. This realized gain is due to SOFR exceeding the strike rate on our construction financing interest rate cap, which was entered into during the third quarter of 2023. The unrealized loss represents the decrease in fair value of the interest rate cap as a result of nearing maturity, partially offset by an increase in the forward curve.
During the three months ended December 31, 2023, we recorded a net loss of $0.3 million on our interest rate cap, which included a realized gain of $0.6 million. This realized gain was due to SOFR exceeding the strike rate on our construction financing interest rate cap during the fourth quarter of 2023. The unrealized loss represents the decrease in fair value of the interest rate cap as a result of nearing maturity and a decrease in the forward curve.
Income tax provision
During the three months ended March 31, 2024, we recorded an income tax provision of $0.1 million which reflects our expectations of aggregate projected taxable income of one of our TRS entities for the taxable year ending December 31, 2024. The income tax provision reversal during the three months ended December 31, 2023 was a result of a change in the projected taxable income of our TRS entities due to a delay in expected sale of our Atlanta Hotel. Refer to "Note 5 - Real Estate Owned" for additional detail.

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three months ended		Q1'24 vs. Q1'23
	March 31, 2024	March 31, 2023
Net interest income:
Interest income from commercial mortgage loans	$183,716	$166,147	$17,569
Interest income from subordinate loans and other lending assets	849	9,707	(8,858)
Interest expense	(127,887)	(104,868)	(23,019)
Net interest income	56,678	70,986	(14,308)
Operations related to real estate owned:
Revenue from real estate owned operations	23,857	16,131	7,726
Operating expenses related to real estate owned	(19,893)	(14,006)	(5,887)
Depreciation and amortization on real estate owned	(4,656)	(3,986)	(670)
Net loss related to real estate owned	(692)	(1,861)	1,169
Operating expenses:
General and administrative expenses	(7,373)	(7,015)	(358)
Management fees to related party	(9,421)	(9,517)	96
Total operating expenses	(16,794)	(16,532)	(262)
Other income, net	570	732	(162)
Valuation allowance, commercial mortgage loan held for sale	(679)	—	(679)
Net realized loss on investments	—	(4,624)	4,624
Realized gain on extinguishment of debt	—	213	(213)
Increase in Specific CECL Allowance, net	(142,000)	—	(142,000)
Increase in General CECL Allowance, net	(5,684)	(4,390)	(1,294)
Gain (loss) on foreign currency forward contracts	23,398	(14,135)	37,533
Foreign currency translation gain (loss)	(19,563)	18,634	(38,197)
Gain (loss) on interest rate hedging instruments	356	(107)	463
Net income (loss) before taxes	$(104,410)	$48,916	$(153,326)
Income tax provision	(114)	—	(114)
Net income (loss)	$(104,524)	$48,916	$(153,212)
Net Interest Income
Net interest income decreased by $14.3 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Interest income decreased as a result of placing a first mortgage loan and subordinate loan collateralized by the same ultra-luxury residential-for-sale property in Manhattan on non-accrual status as of May 1, 2023.
Operations Related to Real Estate Owned
Net loss related to real estate owned decreased by $1.2 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily driven by net income from hotel operations, prior to depreciation, of $1.8 million attributable to the Atlanta Hotel. We did not acquire legal title of the Atlanta Hotel until March 31, 2023 and as such, recorded no related income for the three months ended March 31, 2023.
Refer to "Note 5 - Real Estate Owned" for full discussion of the reclassification and operations related to real estate owned.
Operating Expenses
Management fees to related party and general and administrative expenses remained generally the same for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Other income, net
Other income, net remained generally the same during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Valuation allowance, commercial mortgage loan held for sale
During the three months ended March 31, 2024, we reclassified one of our commercial mortgage loans collateralized by a hotel property located in Honolulu, HI to held for sale. Loans held for sale are carried at the lower of amortized cost or fair value less costs to sell. Accordingly, we recorded a valuation allowance of $0.7 million to carry the loan at its fair value less costs to sell. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for full discussion.
No loans were classified as held for sale during the three months ended March 31, 2023. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.
Net realized loss on investments
During the three months ended March 31, 2024, we recorded no net realized gains or losses on investments. Comparatively, during the three months ended March 31, 2023, we recorded a net realized loss on investments of $4.6 million, comprised of a $4.8 million realized loss and a $0.2 million realized gain. We recorded a $4.8 million realized loss in connection with the acquisition of legal title of the Atlanta Hotel through a deed-in-lieu of foreclosure and a $0.2 million realized gain related to loan sales. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 5 - Real Estate Owned" for additional detail.
Realized Gain on Extinguishment of Debt
During the three months ended March 31, 2023, we repurchased $7.1 million aggregate principal amount of the 2023 Notes at a price of 97%. As a result of this transaction, we recognized a $0.2 million gain on extinguishment of debt. We repaid the remaining principal of the 2023 Notes in full during the fourth quarter of 2023.
Increase in Specific CECL Allowance, net
During the three months ended March 31, 2024, we recorded an increase in our Specific CECL Allowance of $142.0 million related to a mezzanine loan secured by an ultra-luxury residential property in Manhattan, NY. Comparatively, during the three months ended March 31, 2023, there was no change in our Specific CECL Allowance. Refer to Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.
Increase in General CECL Allowance, net
For the three months ended March 31, 2024, we recorded a net increase in our General CECL Allowance of $5.7 million. The increase was primarily driven by an increase in our view of the remaining expected term of certain of our loans and an increase to the historical loss rate derived from Trepp's data.
During the three months ended March 31, 2023, the net increase in our General CECL Allowance of $4.4 million was driven by an increase in our view of the remaining expected term of our loan portfolio based on the macroeconomic outlook, partially offset by the effects of portfolio seasoning and loan repayments and sales.
Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.
Foreign currency gain and loss on derivative instruments
Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended March 31, 2024 and three months ended March 31, 2023 was a net gain of $3.8 million and $4.5 million, respectively.
During the three months ended March 31, 2024, the GBP rate and the EUR rate fell in relation to USD while both rates rose during the three months ended March 31, 2023. The decrease in Fx rates during the three months ended March 31, 2024 resulted in a gain on our foreign currency forward contracts and a loss related to foreign currency translation. The change in net gain for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is predominantly due to lower forward point estimates and gains on forward currency contracts related to our net interest hedges for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Gain (loss) on interest rate hedges
During the three months ended March 31, 2024, we recorded a net gain of $0.4 million on our interest rate cap, which is primarily driven by a $0.6 million realized gain. The realized gain is attributable to SOFR exceeding the cap's strike rate. We purchased this cap in September 2023, in connection with our construction financing.
During the three months ended March 31, 2023, we recorded a net loss of $0.1 million on our interest rate cap related to our 2026 Term Loan. Though we recorded a realized gain of $4.7 million driven by an increase in LIBOR over the cap strike rate, this gain was offset by unrealized losses of $4.8 million, resulting from a decrease in the cap's fair value as it continued to approach its June 2023 maturity.
Refer to "Note 11 - Derivatives" for full discussion of interest rate caps.
Income tax provision
During the three months ended March 31, 2024, we recorded an income tax provision of $0.1 million. Comparatively, we did not record an income tax provision for the three months ended March 31, 2023. The income tax provision recorded during the three months ended March 31, 2024 reflects our expectations of aggregate projected taxable income of one of our TRS entities for the taxable year ending December 31, 2024.
Subsequent Events
Refer to "Note 21 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2024.
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
For the three months ended March 31, 2024, our Distributable Earnings were $50.5 million, or $0.35 per share, as compared to $69.2 million, or $0.48 per share, for the same period in the prior year.
The weighted-average diluted shares outstanding used for Distributable Earnings per weighted-average diluted share has been adjusted from weighted-average diluted shares under GAAP to exclude shares issued from a potential conversion of the Convertible Notes for 2023. The Convertible Notes were fully repaid during the fourth quarter 2023, and as such, no adjustment is applied in 2024. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, these potentially issuable shares are excluded until a conversion occurs, which we believe is a useful presentation for investors. We believe that excluding shares issued in connection with a potential conversion of the Convertible Notes from our computation of Distributable Earnings per weighted-average diluted share is useful to investors for various reasons, including the following: (i) conversion of Convertible Notes to shares requires both the holder of a note to elect to convert the Convertible Note and for us to elect to settle the conversion in the form of shares; (ii) future conversion decisions by note holders will be based on our stock price in the future, which is presently not determinable; (iii) the exclusion of shares issued in connection with a potential conversion of the Convertible Notes from the computation of Distributable Earnings per weighted-average diluted share is consistent with how we treat other unrealized items in our computation of Distributable Earnings per weighted-average diluted share; and (iv) we believe that when evaluating our operating performance, investors and potential investors consider our Distributable Earnings relative to our actual distributions, which are based on shares outstanding and not shares that might be issued in the future.
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three months ended March 31,
	2024	2023
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	141,869,604	155,483,979
Potential shares issued under conversion of the Convertible Notes	—	(11,189,949)
Unvested RSUs, net(1)	2,951,631	—
Diluted shares - Distributable Earnings	144,821,235	144,294,030
  ———————
(1)Unvested RSUs are net of incremental shares assumed repurchased under the treasury stock method, if dilutive. There were no incremental shares included in 2024. For 2023, the weighted-average diluted shares for GAAP were determined using the if-converted method.
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
The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to net realized loss on investments and realized gain on extinguishment of debt ($ in thousands):

	Three months ended March 31,
	2024	2023
Net income (loss) available to common stockholders	$(107,592)	$45,848
Adjustments:
Equity-based compensation expense	4,188	4,358
Loss (gain) on foreign currency forwards	(23,398)	14,135
Foreign currency loss (gain), net	19,563	(18,634)
Unrealized loss on interest rate cap	194	4,813
Realized gains relating to interest income on foreign currency hedges, net	1,095	4,733
Realized gains relating to forward points on foreign currency hedges, net	3,382	5,602
Depreciation and amortization on real estate owned	4,656	3,986
Increase in current expected credit loss allowance, net	147,684	4,390
Valuation allowance, loan held for sale	679	—
Gain on extinguishment of debt	—	(213)
Net realized loss on investments	—	4,624
Total adjustments:	158,043	27,794
Distributable Earnings prior to net realized loss on investments and gain on extinguishment of debt	$50,451	$73,642
Net realized loss on investments	$—	$(4,624)
Gain on extinguishment of debt	—	213
Distributable Earnings	$50,451	$69,231
Diluted Distributable Earnings per share prior to net realized loss on investments and gain on extinguishment of debt	$0.35	$0.51
Diluted Distributable Earnings per share of common stock	$0.35	$0.48
Weighted-average diluted shares - Distributable Earnings	144,821,235	144,294,030
Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2024	December 31, 2023
Stockholders' Equity	$2,047,435	$2,208,733
Series B-1 Preferred Stock (Liquidation Preference)	$(169,260)	$(169,260)
Common Stockholders' Equity	$1,878,175	$2,039,473
Common Stock	142,096,715	141,358,605
Book value per share	$13.22	$14.43
The following table shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2023	$14.43
General CECL Allowance and depreciation and amortization	0.30
Book value per share at December 31, 2023 prior to General CECL Allowance	$14.73
Diluted Distributable Earnings per share prior to net realized loss on investments and realized gain on extinguishment of debt	0.35
Common dividends declared	(0.35)
Net increase in Specific CECL Allowance	(1.00)
Vesting and delivery of RSUs	(0.12)
Net loss on currency and interest rate hedges(1)	(0.01)
Other(2)	(0.01)
Book value per share at March 31, 2024 prior to General CECL Allowance and depreciation and amortization	$13.59

General CECL Allowance and depreciation and amortization	(0.37)
Book value per share at March 31, 2024	$13.22
———————
(1)Includes net unrealized loss on forward currency contracts and interest hedges, and realized gain on forward currency contracts related to principal outside impact of forward points.
(2)Includes valuation allowance on a commercial mortgage loan held for sale as of March 31, 2024.

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
Investment Activity
During the three months ended March 31, 2024, we funded $321.8 million of loans closed prior to 2024, including $212.9 million to fund a commitment closed in December 2023, to a first mortgage loan secured by a portfolio of pubs across the United Kingdom. We received $175.7 million in repayments during the three months ended March 31, 2024.
Loan Portfolio Overview
Loan Portfolio Details
The following table sets forth certain information regarding our loan portfolio as of March 31, 2024 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted-Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$7,846,460	8.7%	9.4%	$5,514,805	7.3%	$2,331,655
Commercial mortgage loan, held for sale	135,465	9.6%	9.1%	95,686	8.3%	39,779
Subordinate loans, net	303,965	1.1%	1.2%	—	—	303,965
Total/Weighted-Average	$8,285,890	8.4%	9.1%	$5,610,491	7.4%	$2,675,399
———————
(1)    Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of March 31, 2024 on the floating rate loans.
(2)     Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)    Gross of deferred financing costs of $13.5 million.
(4)    Cost of funds includes weighted-average spread and applicable benchmark rates as of March 31, 2024 on secured debt arrangements.
(5)    Represents loan portfolio at amortized cost less secured debt outstanding.

The following table provides loan-by-loan details of our commercial mortgage loan portfolio and subordinate loan portfolio as of March 31, 2024 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Hotel	3	10/2019	$340	$23		Y	08/2024	Various, Spain
2	Hotel	3	12/2023	267	—			12/2028	Various, Europe
3	Hotel	3	11/2021	228	9		Y	11/2026	Various, UK/Ireland
4	Hotel	3	05/2022	190	14		Y	06/2027	Napa Valley, CA
5	Hotel	3	07/2021	179	1			08/2026	Various, US
6	Hotel	3	11/2021	164	—			12/2026	St. Thomas, USVI
7	Hotel	3	09/2015	140	—			12/2026	Manhattan, NY
8	Hotel	3	10/2021	100	—			11/2026	New Orleans, LA
9	Hotel	3	06/2022	98	—			06/2025	Rome, Italy
10	Hotel	3	05/2019	46	—			12/2025	Chicago, IL
11	Hotel	2	12/2015	42	—			08/2026	St. Thomas, USVI
12	Hotel	3	02/2018	27	—			11/2024	Pittsburgh, PA
13	Office	2	02/2022	332	298	Y		02/2027	London, UK
14	Office	3	03/2022	244	22		Y	04/2027	Manhattan, NY
15	Office	3	01/2020	216	36		Y	03/2028	Long Island City, NY
16	Office	3	06/2019	215				08/2026	Berlin, Germany
17	Office	3	02/2020	174	5			02/2025	London, UK
18	Office	3	02/2022	159	—			06/2025	Milan, Italy
19	Office	3	11/2022	100	—			01/2025	Chicago, IL
20	Office	4	03/2018	78	—		Y	01/2026	Chicago, IL
21	Retail	3	04/2022	475	37			04/2027	Various, UK
22	Retail	3	10/2021	410	—			10/2026	Various, UK
23	Retail	3	08/2019	250	—		Y	09/2025	Manhattan, NY
24	Retail	3	05/2022	124	—			06/2027	Various, US
25	Retail(1)	5	11/2014	99	—			09/2024	Cincinnati, OH
26	Residential	3	12/2021	226	12			12/2026	Various, UK
27	Residential(2)	3	08/2022	182	—			09/2024	Manhattan, NY
28	Residential	3	03/2023	167	—			04/2026	Various, US
29	Residential	3	05/2022	93	—			06/2027	Manhattan, NY
30	Residential	3	05/2021	81	—			05/2026	Cleveland, OH
31	Residential	2	12/2021	50	1			01/2027	Manhattan, NY
32	Residential	3	12/2019	25	3			11/2025	Boston, MA
33	Mixed Use	3	12/2019	379	23	Y	Y	08/2025	London, UK
34	Mixed Use	3	03/2022	141	36		Y	03/2027	Brooklyn, NY
35	Mixed Use	3	06/2022	132	8	Y	Y	06/2026	London, UK
36	Mixed Use	3	12/2019	44	—			05/2024	London, UK
37	Healthcare	3	03/2022	345	—			03/2027	Various, MA
38	Healthcare	3	10/2019	159	—			10/2024	Various, UK
39	Industrial	3	03/2021	231	—			05/2026	Various, Sweden
40	Pubs	3	12/2023	210	—		Y	01/2029	Various, UK
41	Caravan Parks	3	02/2021	203	—			02/2028	Various, UK
42	Parking Garages	3	05/2021	193	5			05/2026	Various, US
43	Portfolio(3)	3	06/2021	191	19			06/2026	Various, Germany
44	Urban Predevelopment	3	12/2022	129	4			01/2026	Miami, FL
	General CECL Allowance			(32)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.0		$7,846	$556			2.4 Years

Commercial Mortgage Loan, Held For Sale
45	Hotel	3	04/2018	$135	$—			04/2024	Honolulu, HI

Subtotal / Weighted-Average Commercial Mortgage Loan, Held For Sale	3.0	$135	$—	0.0 Years

Subordinate Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(2)	3	06/2015	$246	—			09/2024	Manhattan, NY
2	Residential(1)(2)	5	05/2020	28	—			09/2024	Manhattan, NY
3	Hotel	2	06/2015	23	—			07/2025	Phoenix, AZ
4	Office	4	08/2017	8	—			09/2024	Troy, MI
	General CECL Allowance			(1)
	Subtotal / Weighted-Average Subordinate Loans	3.1		$304	$—			0.5 Years

	Total / Weighted-Average Loan Portfolio(4)	3.0		$8,286	$556			2.3 Years
———————
(1)Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(2)Loans are secured by the same property.
(3)Includes portfolio of office, industrial, and retail property types.
(4)Total may not foot due to rounding.

Our average asset and debt balances for the three months ended March 31, 2024 were ($ in thousands):

	Average month-end balances for the three months ended March 31, 2024
Description	Assets	Related debt
Commercial mortgage loans, net	$8,022,693	$5,495,306
Commercial mortgage loan, held for sale	136,146	95,686
Subordinate loans, net	571,356	—
Portfolio Management
Our portfolio benefits from our core investment strategy whereby we target assets that are secured by institutional quality real estate throughout the United States and Europe. As discussed in Item 1. "Business—Investment Strategy" in our most recent Annual Report on Form 10-K, the Manager has implemented underwriting standards which place a particular emphasis on due diligence of prospective investments' sponsors and borrowers, as well as assessment of the risk/return profile and appropriate structure of each investment opportunity. As of March 31, 2024, our portfolio's weighted-average origination LTV ratio was 57%, excluding risk-rated 5 loans. This reflects significant equity value which we believe our loan sponsors would be committed to protect during periods of volatility and market disruption.

We maintain a strong relationship with our borrowers and actively manage the assets in our portfolio on an ongoing basis. A dedicated team of asset management professionals performs surveillance of all loans in our portfolio, on an individual basis, from closing through final repayment. This robust monitoring process includes continuous assessment of asset level performance against underwritten criteria, changes in borrowers' financial position, as well as the impact of macroeconomic trends and microeconomic developments on loan assets and respective underlying collateral performance.

In addition to ongoing asset management, as further described in "Note 4—Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" to our condensed consolidated financial statements, we perform a quarterly review of our portfolio whereby each loan is assigned a risk rating of "1" through "5," from less risk to greater risk, respectively. This analysis includes assessment of loans based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. In performing the analysis with respect to each loan, these various factors are assessed holistically, with a focus on their interplay, whereby no single factor on its own (whether quantitative or qualitative) is given more weight in the assessment or is prescriptive as to which specific risk rating is assigned to a specific loan. We apply these various factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. As of March 31, 2024, the weighted-average risk rating of the loan portfolio was 3.0.
The following table presents the carrying value of our loans by internal risk rating as of March 31, 2024 ($ in thousands):

Risk Rating	Number of Loans	Total	% of Portfolio
1	—	$—	—%
2	4	447,202	5.4%
3	41	7,658,452	92.1%
4	2	85,612	1.0%
5	2	127,182	1.5%
Total	49	$8,318,448	100.0%
General CECL Allowance(1)		(32,558)
Total carrying value, net		$8,285,890
———————
(1)$3.6 million of the General CECL Allowance for 2024 is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.
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
At March 31, 2024, our debt-to-equity ratio was 3.3 and our portfolio was comprised of $8.0 billion of commercial mortgage loans and $0.3 billion of subordinate loans. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.
Debt-to-Equity Ratio
The following table presents our debt-to-equity ratio:

	March 31, 2024	December 31, 2023
Debt to Equity Ratio (1)	3.3	3.0
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
Our current debt obligations consist of $1.3 billion, at face value, of corporate debt and $5.6 billion of asset specific financings. Our corporate debt includes $767.3 million of term loan borrowings and $500.0 million of senior secured notes. Our asset specific financings are generally tied to the underlying loans, and we anticipate repayments of $701.3 million of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.
In addition to our debt obligations, as of March 31, 2024, we had $555.6 million of unfunded loan commitments. We expect that approximately $315.7 million will be funded to existing borrowers in the short term.
As of March 31, 2024, we had $161.2 million of cash on hand and held approximately $368.8 million of unencumbered assets, consisting of $235.0 million of senior mortgage loans, $58.4 million of mezzanine loans, and $75.4 million of real estate owned.
We maintain policies relating to our use of leverage. See "Leverage Policies" above. In the future, we may seek to raise further equity or debt capital or engage in other forms of borrowings in order to fund future investments or to refinance expiring indebtedness.

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
Borrowings Under Various Financing Arrangements
The following table summarizes the outstanding balances and maturities for our various financing arrangements:

	March 31, 2024		December 31, 2023
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured Credit Facilities	$3,460,127	August 2026	$3,247,652	June 2026
Barclays Private Securitization(3)	2,056,364	July 2026	2,157,157	June 2026
Revolving Credit Facility	94,000	March 2026	147,000	February 2025
Total Secured Debt Arrangements	5,610,491		5,551,809
Senior Secured Term Loans	767,250	January 2027	769,250	January 2027
Senior Secured Notes	500,000	June 2029	500,000	June 2029
Total Borrowings	$6,877,741		$6,821,059
———————
(1)Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)Maturity dates represent weighted-average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)As of March 31, 2024, we had £998.9 million, €565.0 million, and kr2.0 billion ($2.1 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
Secured Credit Facilities
As of March 31, 2024, we had nine secured credit counterparties through wholly-owned subsidiaries. During the three months ended March 31, 2024, we entered into a new secured credit facility with Goldman Sachs. The facility is secured by a first mortgage loan on a European portfolio of pubs and provides $158.6 million of additional borrowing capacity. Additionally, during the three months ended March 31, 2024, we upsized the Atlas Facility by $113.5 million.
Barclays Private Securitization
We are party to a private securitization with the Barclays Private Securitization. Commercial mortgage loans currently financed under the Barclays Private Securitization are denominated in GBP, EUR, SEK.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our condensed consolidated financial statements for additional disclosure regarding our Barclays Private Securitization.
Revolving Credit Facility
In March 2023, we entered into a $170.0 million Revolving Credit Facility administered by Bank of America, N.A. The Revolving Credit Facility matures in March 2026 and is secured by certain of our qualifying commercial mortgage loans and real property owned assets.
Refer to "Note 7 - Secured Debt Arrangements, Net" of our condensed consolidated financial statements for additional disclosure regarding our secured credit facilities.
Senior Secured Term Loans
In May 2019, we entered into the $500.0 million 2026 Term Loan and in March 2021, we entered into the $300.0 million 2028 Term Loan. The outstanding Term Loans principal balance as of March 31, 2024 and December 31, 2023 was $767.3 million and $769.3 million, respectively.
Refer to "Note 8 - Senior Secured Term Loans, Net" of our condensed consolidated financial statements for additional disclosure regarding our 2026 Term Loan and 2028 Term Loan.

Senior Secured Notes
In June 2021, we issued $500.0 million of the 4.625% 2029 Notes, for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes had a carrying value of $495.8 million and $495.6 million, net of deferred financing costs of $4.2 million and $4.4 million, as of March 31, 2024 and December 31, 2023, respectively.
Refer to "Note 9 - Senior Secured Notes, Net" of our condensed consolidated financial statements for additional disclosure regarding our 2029 Notes.
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
As of March 31, 2024 and December 31, 2023, we had 6,770,393 shares of our Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.
The following table details our dividend activity:

	Three months ended
Dividends declared per share of:	March 31, 2024	March 31, 2023
Common Stock	$0.35	$0.35
Series B-1 Preferred Stock	$0.45	$0.45
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. The most critical accounting policies involve decisions and assessments that affect our reported assets and liabilities, as well as reported revenues and expenses. We believe that all of the decisions and assessments upon which these financial statements are based are reasonable based upon information currently available to us. The accounting policies and estimates that we consider to be most critical to an investor's understanding of our financial results and condition and require complex management judgment are discussed below.
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
Real Estate Owned (and Related Debt)
In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or deed-in-lieu of foreclosure. Foreclosed properties are classified as real estate owned and recognized at fair value on our condensed consolidated balance sheets in accordance with the acquisition method under ASC 805. Real estate assets acquired may include land, building, FF&E, and intangible assets. In accordance ASC 820, "Fair Value Measurements and Disclosures," we may utilize the income, market or cost approach (or combination thereof) to determine fair value.
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

Once real estate assets have been recorded at fair value, they are evaluated for impairment on a quarterly basis. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset for the purpose of assessing impairment, we make certain assumptions including, but not limited to: consideration of projected operating cash flows, intended holding period of the real estate, comparable selling prices and projected cash flows from the eventual disposition of the real estate based upon our estimate of a capitalization rate and discount rate. While we exercise significant judgment in generating our assumptions, the asset's fair value is subject to uncertainty, as actual operating cash flows and disposition proceeds could differ from those assumed in our valuations. Additionally, the output is sensitive to the assumptions used in calculating any potential impairment.
Please refer to "Note 3 – Fair Value Disclosure" and "Note 5 – Assets and Liabilities Related to Real Estate Owned" for more information regarding real estate owned and our valuation methodology as well as "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements of our most recent Annual Report on Form 10-K.

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
We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the first quarter of 2024 provided by Trepp. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which we determine an appropriate historical loss rate. This historical loss rate, and ultimately the General CECL Allowance we derive, is sensitive to the CMBS dataset we select.
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
Additionally, there are assumptions provided to us by the Manager that represent their best estimate as to loan expected term, future fundings, and timing of loan repayments. These assumptions, although made with the most available information at the time of the estimate, are subjective and actual activity may not follow the estimated schedule. These assumptions impact the future balances that the loss rate will be applied to and as such impact our General CECL Allowance. As we acquire new loans and the Manager monitors loan and sponsor performance, these estimates may change each period. Refer to "Note 2 – Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for further discussion regarding our General CECL Allowance.
Specific CECL Allowance
When we determine that a borrower or sponsor is experiencing financial difficulty, we evaluate the related loan for loan-specific allowances, under the practical expedient prescribed by the CECL Standard. Determining that a borrower or sponsor is experiencing financial difficulty requires the use of significant judgment and can be based on several factors subject to uncertainty. These factors can include, but are not limited to, whether cash from the borrower's operations are sufficient to cover current and future debt service requirements, the borrower's ability to potentially refinance the loan, and other circumstances that can affect the borrower's ability to satisfy their obligations in accordance the terms of the loan. When utilizing the practical expedient for collateral dependent loans, the current expected credit losses is determined as the difference between the fair value of the underlying collateral, adjusted for estimated costs to sell when applicable, and the carrying value of the loan (prior to the current expected credit losses), as repayment or satisfaction of a loan is dependent on a sale of the underlying collateral. Collateral-dependent loans evaluated for a Specific CECL Allowance are removed from the General CECL Allowance pool.
The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. These methods require the use of key unobservable inputs, which are inherently uncertain and subjective. Our estimate of fair value is sensitive to both the valuation methodology selected and inputs used. Determining a suitable valuation method and selecting the appropriate key unobservable inputs and assumptions requires significant judgment and consideration of factors specific to the underlying collateral being assessed. Additionally, the key unobservable inputs and assumptions used may vary depending on the information available to us and market conditions as of the valuation date. As such, the fair value that we derive and use in calculating our Specific CECL Allowance, is subject to uncertainty and any actual losses, if incurred, could differ materially from our current expected credit losses. Refer to "Note 2 – Summary of Significant Accounting Policies" and "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for further discussion regarding our Specific CECL Allowance.
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
Credit Risk
One of our strategic focuses is acquiring assets that we believe to be of high credit quality. We believe this strategy will generally keep our credit losses and financing costs low. However, we are subject to varying degrees of credit risk in connection with our other target assets. We seek to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses, and by deploying a value-driven approach to underwriting and diligence, consistent with the Manager's historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Manager seeks to enhance its due diligence and underwriting efforts by accessing the Manager's knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.
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
The following table estimates the hypothetical impact on our net interest income for the twelve-month period following March 31, 2024, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity	Increase to net interest income (1)(2)	Increase to net interest income (per share) (1)(2)	Decrease to net interest income (1)(2)	Decrease to net interest income (per share) (1)(2)
USD	$127,712	$639	$0.01	$(639)	$(0.01)
GBP	918,755	3,720	0.03	(3,720)	(0.03)
EUR	651,190	3,256	0.02	(3,256)	(0.02)
SEK	46,423	232	—	(232)	—
Total:	$1,744,080	$7,847	$0.06	$(7,847)	$(0.06)
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
During the period ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in "Item 1A. Risk Factors" in our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Amended and Restated Bylaws
On April 25, 2024, our board of directors approved and adopted our Amended and Restated Bylaws (the "Bylaws"). The Bylaws were amended and restated in response to the new universal proxy rules approved by the SEC that became effective in 2022. The changes in the Bylaws, among other items, address certain procedural matters arising out of the new universal proxy rules and also enhance the information required to be submitted in connection with the nomination of alternative directors to serve on our board of directors. We believe the amendments included in the Bylaws are in the best interests of our Company and our stockholders because they, among other reasons, provide our board of directors and our stockholders with greater information to evaluate the merits of any proposals and alternative director nominations by stockholders.

The foregoing description of the Company's Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits and Financial Statement Schedules.

3.1	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant's Form S-11, as amended (Registration No. 333-160533).

3.2*	Amended and Restated Bylaws of Apollo Commercial Real Estate Finance, Inc.

3.3
Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.'s 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on July 20, 2021 (File No.: 001-34452).

4.1	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant's Form S-11, as amended (Registration No. 333-160533).

4.2
Indenture, dated as of March 17, 2014, between the Registrant and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on March 21, 2014 (File No.: 001-34452).

4.3
Third Supplemental Indenture, dated as of October 5, 2018 between the Registrant and Wells Fargo Bank, National Association, as Trustee (including the form of 5.375% Convertible Senior Note due 2023), incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on October 5, 2018 (File No.: 001-34452).

4.4
Indenture dated as of June 29, 2021, by and among Apollo Commercial Real Estate Finance, Inc., as issuer, ACREFI Operating, LLC, ARM Operating, LLC and ACREFI Mortgage Lending, LLC, as guarantors, Wells Fargo Bank, National Association, as trustee and notes collateral agent (including the form of Apollo Commercial Real Estate Finance, Inc.'s 4.625% Senior Secured Notes due 2029), incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on July 6, 2021 (File No.: 001-34452).

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

Apollo Commercial Real Estate Finance, Inc.

April 29, 2024	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

April 29, 2024	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)