Form 10-Q
period 2024-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2024-08-06
CIK 1467760

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, there were 138,346,757 shares, $0.01 par value per share, of the registrant's common stock issued and outstanding.

See notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share data)

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$174,703	$225,438
Commercial mortgage loans, net(1)(3)	7,909,125	7,925,359
Subordinate loans, net(2)(3)	384,777	432,734
Real estate owned, held for investment, net(4) (net of $18,541 and $10,404 accumulated depreciation in 2024 and 2023, respectively)	665,568	519,498
Other assets	90,467	85,623
Derivative assets, net	47,749	29,425
Assets related to real estate owned, held for sale	—	78,653
Total Assets	$9,272,389	$9,296,730
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$5,628,925	$5,538,476
Senior secured term loans, net	756,673	759,150
Senior secured notes, net	496,033	495,637
Debt related to real estate owned, held for investment, net	235,418	161,562
Accounts payable, accrued expenses and other liabilities(5)	149,113	120,334
Payable to related party	9,179	9,553
Liabilities related to real estate owned, held for sale	—	3,285
Total Liabilities	7,275,341	7,087,997
Commitments and Contingencies (see Note 18)
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2024 and 2023 (see Note 17)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 138,438,433 and 141,358,605 shares issued and outstanding in 2024 and 2023, respectively	1,385	1,414
Additional paid-in-capital	2,690,660	2,727,488
Accumulated deficit	(695,065)	(520,237)
Total Stockholders' Equity	1,997,048	2,208,733
Total Liabilities and Stockholders' Equity	$9,272,389	$9,296,730

(1)
Includes $7,897,660 and $7,705,491 pledged as collateral under secured debt arrangements in 2024 and 2023, respectively.
(2)
Includes $232,991 pledged as collateral under secured debt arrangements in 2023.
(3)
Net of $377,819 and $219,482 CECL Allowances comprised of $342,500 and $193,000 Specific CECL Allowance and $35,319 and $26,482 General CECL Allowance in 2024 and 2023, respectively.
(4)
Includes $154,048 pledged as collateral under secured debt arrangements in 2023.
(5)
Includes $3,622 and $4,017 of General CECL Allowance related to unfunded commitments on commercial mortgage loans and subordinate loans, net in 2024 and 2023, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net interest income:
Interest income from commercial mortgage loans	$179,388	$174,124	$363,104	$340,271
Interest income from subordinate loans and other lending assets	842	5,110	1,691	14,817
Interest expense	(128,472)	(116,278)	(256,359)	(221,146)
Net interest income	$51,758	$62,956	$108,436	$133,942
Revenue from real estate owned operations	29,350	29,208	53,207	45,339
Total net revenue	$81,108	$92,164	$161,643	$179,281
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,157 and $8,345 in 2024 and $4,377 and $8,735 in 2023, respectively)	$(7,488)	$(7,471)	$(14,861)	$(14,486)
Management fees to related party	(9,173)	(9,390)	(18,594)	(18,907)
Operating expenses related to real estate owned	(21,767)	(19,961)	(41,660)	(33,967)
Depreciation and amortization on real estate owned	(2,287)	(2,202)	(6,943)	(6,188)
Total operating expenses	$(40,715)	$(39,024)	$(82,058)	$(73,548)
Other income, net	$641	$2,340	$1,211	$3,072
Increase in current expected credit loss allowance, net	(10,258)	(61,648)	(157,942)	(66,038)
Foreign currency translation gain (loss)	(1,362)	21,557	(20,925)	40,191
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $911 and $18,964 in 2024 and ($20,102) and ($55,953) in 2023, respectively)	6,377	(17,116)	29,775	(31,251)
Gain (loss) on interest rate hedging instruments (includes unrealized gains (losses) of ($457) and ($651) in 2024 and ($4,328) and ($9,141) in 2023, respectively)	94	55	450	(52)
Reversal of valuation allowance, commercial mortgage loan held for sale	679	—	—	—
Net realized loss on investments	(679)	(81,980)	(679)	(86,604)
Gain on extinguishment of debt	—	252	—	465
Net income (loss) before taxes	$35,885	$(83,400)	$(68,525)	$(34,484)
Income tax provision	(100)	—	(214)	—
Net income (loss)	$35,785	$(83,400)	$(68,739)	$(34,484)
Preferred dividends	(3,068)	(3,068)	(6,136)	(6,136)
Net income (loss) available to common stockholders	$32,717	$(86,468)	$(74,875)	$(40,620)
Net income (loss) per share of common stock:
Basic	$0.23	$(0.62)	$(0.54)	$(0.30)
Diluted	$0.23	$(0.62)	$(0.54)	$(0.30)
Basic weighted-average shares of common stock outstanding	140,438,676	141,341,238	141,154,140	141,207,597
Diluted weighted-average shares of common stock outstanding	140,611,532	141,341,238	141,154,140	141,207,597
Dividend declared per share of common stock	$0.35	$0.35	$0.70	$0.70

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2024	6,770,393	$68	141,358,605	$1,414	$2,727,488	$(520,237)	$2,208,733
Capital increase (decrease) related to Equity Incentive Plan	—	—	738,110	7	(3,093)	—	(3,086)
Net loss	—	—	—	—	—	(104,524)	(104,524)
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(50,620)	(50,620)
Balance at March 31, 2024	6,770,393	$68	142,096,715	$1,421	$2,724,395	$(678,449)	$2,047,435
Capital increase related to Equity Incentive Plan	—	—	65,490	1	4,147	—	4,148
Repurchase of common stock	—	—	(3,723,772)	(37)	(37,882)	—	(37,919)
Net Income	—	—	—	—	—	35,785	35,785
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(49,333)	(49,333)
Balance at June 30, 2024	6,770,393	$68	138,438,433	$1,385	$2,690,660	$(695,065)	$1,997,048

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2023	6,770,393	$68	140,595,995	$1,406	$2,716,907	$(363,877)	$2,354,504
Capital increase (decrease) related to Equity Incentive Plan	—	—	670,044	7	(2,352)	—	(2,345)
Net income	—	—	—	—	—	48,916	48,916
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(50,446)	(50,446)
Balance at March 31, 2023	6,770,393	$68	141,266,039	$1,413	$2,714,555	$(368,475)	$2,347,561
Capital increase related to Equity Incentive Plan	—	—	77,138	—	4,365	—	4,365
Net loss	—	—	—	—	—	(83,400)	(83,400)
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(50,467)	(50,467)
Balance at June 30, 2023	6,770,393	$68	141,343,177	$1,413	$2,718,920	$(505,410)	$2,214,991

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(68,739)	$(34,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium and payment-in-kind interest	(13,465)	(16,764)
Amortization of deferred financing costs	8,556	7,948
Equity-based compensation	8,345	8,735
Increase in current expected credit loss allowance, net	157,942	66,038
Foreign currency loss (gain)	21,405	(24,264)
Unrealized loss (gain) on foreign currency contracts	(18,964)	55,953
Unrealized loss on interest rate hedging instruments	651	9,141
Depreciation and amortization on real estate owned	6,943	6,188
Gain on extinguishment of debt	—	(465)
Net realized loss on investment	679	86,604
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	—	3,573
Other assets	(1,500)	(7,163)
Payment for interest rate cap	(11)	—
Accounts payable, accrued expenses and other liabilities	1,621	(1,120)
Payable to related party	(374)	(338)
Net cash provided by operating activities	$103,089	$159,582
Cash flows from investing activities:
New funding of commercial mortgage loans	(495,280)	(181,017)
Add-on funding of commercial mortgage loans	(410,072)	(181,630)
Add-on funding of subordinate loans	(27,766)	(63,252)
Proceeds received from the repayment and sale of commercial mortgage loans	752,773	607,762
Proceeds received from the repayment of subordinate loans and other lending assets	201	21,672
Origination and exit fees received on commercial mortgage loans, and subordinate loans, net	17,159	4,940
Increase (decrease) in collateral related to derivative contracts, net	25,790	(69,560)
Capital expenditures on real estate assets	(78,340)	(29,433)
Cash received from hotel title assumption	—	569
Net cash provided by (used in) investing activities	$(215,535)	$110,051
Cash flows from financing activities:
Proceeds from secured debt arrangements	1,177,928	323,236
Proceeds related to financing on real estate owned	74,648	—
Repayments of secured debt arrangements	(1,030,594)	(343,229)
Repayments of senior secured term loan principal	(4,000)	(4,000)
Repayments and repurchases of convertible notes	—	(43,472)
Payment of deferred financing costs	(5,872)	(6,896)
Payment of withholding tax on RSU delivery	(7,284)	(6,714)
Repurchase of common stock	(37,919)	—
Dividends on common stock	(101,459)	(101,089)
Dividends on preferred stock	(6,136)	(6,136)
Net cash provided by (used in) financing activities	$59,312	$(188,300)

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited) (Continued)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Net increase (decrease) in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	$(53,134)	$81,333
Decrease in cash classified within assets related to real estate owned, held for sale	577	2,705
Net increase (decrease) in cash and cash equivalents	$(52,557)	$84,038
Cash and cash equivalents beginning of period	225,438	222,030
Effects of foreign currency translation on cash and cash equivalents	1,822	1,984
Cash and cash equivalents end of period	$174,703	$308,052
Supplemental disclosure of cash flow information:
Interest paid	$252,484	$207,604
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	$52,401	$53,029
Change in participation sold	—	(25,130)
Change in loan proceeds held by servicer	(837)	52,577
Assumption of real estate	—	75,000
Assumption of other assets related to real estate owned	—	2,827
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	—	(3,396)
Transfer of assets to assets related to real estate owned, held for sale	—	79,021
Transfer of assets related to real estate owned, held for sale to assets related to real estate owned held for investment, net	70,688	151,676
Transfer of assets related to real estate owned, held for sale to other assets	2,280	4,357
Transfer of liabilities to liabilities related to real estate owned, held for sale	—	1,438
Transfer of liabilities related to real estate owned, held for sale to accounts payable, accrued expenses and other liabilities	3,937	7,163
Restructuring of commercial mortgage loan to subordinate loan	74,304	—

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.

We currently operate in one reporting segment.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. We are currently assessing the impact this guidance will have on our consolidated financial statements; however, we do not expect a material impact.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance; however, we do not expect a material impact to our consolidated financial statements.

Note 3 – Fair Value Disclosure

GAAP establishes a hierarchy of valuation techniques based on the observability of the inputs utilized in measuring financial instruments at fair value. Market-based or observable inputs are the preferred source of values, followed by valuation models using management's assumptions in the absence of market-based or observable inputs. The three levels of the hierarchy as noted in Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") are described below:

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

The fair values of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rates of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate caps are classified as Level II in the fair value hierarchy and manage our exposure to variable cash flows on certain of our borrowings. As of December 31, 2023, we held one interest rate cap related to our construction financing which was purchased on September 26, 2023. As of June 30, 2024, we held two interest rate caps, one related to financing on a full service luxury hotel in Washington D.C. ("D.C. Hotel") which was purchased on June 13, 2024, and one related to our construction financing. Refer to "Note 5 – Real Estate Owned" and "Note 11 – Derivatives" for further detail.

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of June 30, 2024 and December 31, 2023 ($ in thousands):

	Fair Value as of June 30, 2024				Fair Value as of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$47,029	$—	$47,029	$—	$28,065	$—	$28,065
Interest rate cap assets	—	720	—	720	—	1,360	—	1,360
Total financial instruments	$—	$47,749	$—	$47,749	$—	$29,425	$—	$29,425

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

During the three months ended June 30, 2024, we sold a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI. The loan was previously classified as held for sale and was sold at a price of 99.5%. We recorded a realized loss of $0.7 million within realized loss on investments on our condensed consolidated statement of operations for the three and six months ended June 30, 2024. There were no loans classified as held for sale as of June 30, 2024.

Real Estate Owned

Property acquired through foreclosure or deed-in-lieu of foreclosure is classified as real estate owned and recognized at fair value on our condensed consolidated balance sheet upon acquisition in accordance with ASC Topic 805, "Business Combinations" ("ASC 805"). We are required to record real estate owned, a nonfinancial asset, at fair value on a non-recurring basis in accordance with ASC 820. Under ASC 820, we may utilize the income, market or cost approach (or combination thereof) to determine the fair value of real estate owned. We deem the inputs used in these approaches to be significant unobservable inputs. Therefore, we classify the fair value of real estate owned within Level III of the fair value hierarchy.

On March 31, 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approaches. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. During the three months ended June 30, 2023, the Atlanta Hotel's assets and liabilities were reclassified to held for sale and the fair value of the net real estate assets, less costs to sell, was in excess of our cost basis. During the three months ended March 31, 2024, we determined that the sale to a third party from whom we received an unsolicited offer was no longer probable, and we are not actively marketing the property for sale. Therefore, as of March 31, 2024, the Atlanta Hotel no longer met the criteria for held for sale and was reclassified to real estate owned, held for investment. No impairments had been recorded as of June 30, 2024 or December 31, 2023.

On August 3, 2022, we acquired legal title of a multifamily development property located in downtown Brooklyn, NY ("Brooklyn Development") through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments had been recorded as of June 30, 2024 or December 31, 2023.

On May 24, 2021, we acquired legal title to the D.C. Hotel through a deed-in-lieu of foreclosure. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan which we repaid at par. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments had been recorded as of June 30, 2024 or December 31, 2023.

Refer to "Note 5 – Real Estate Owned" for additional discussions.

Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net

Our loan portfolio was comprised of the following at June 30, 2024 and December 31, 2023 ($ in thousands):

Loan Type	June 30, 2024	December 31, 2023
Commercial mortgage loans, net(1)	$7,909,125	$7,925,359
Subordinate loans, net	384,777	432,734
Carrying value, net	$8,293,902	$8,358,093

(1)
Includes $8.3 million and $95.5 million in 2024 and 2023, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 96% and 99% floating rate loans, based on amortized cost, as of June 30, 2024 and December 31, 2023, respectively.

Activity relating to our loan portfolio for the six months ended June 30, 2024 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items	Specific CECL Allowance	Carrying Value, Net
December 31, 2023	$8,610,110	$(32,535)	$(193,000)	$8,384,575
New loan fundings	495,280	—	—	495,280
Add-on loan fundings(1)	437,838	—	—	437,838
Loan repayments and sale	(758,889)	—	—	(758,889)
Gain (loss) on foreign currency translation	(76,324)	221	—	(76,103)
Increase in Specific CECL Allowance, net	—	—	(149,500)	(149,500)
Realized loss on investment	(679)	—	—	(679)
Deferred fees and other items(2)	—	(18,540)	—	(18,540)
Amortization of fees	—	15,239	—	15,239
June 30, 2024	$8,707,336	$(35,615)	$(342,500)	$8,329,221
General CECL Allowance(3)				(35,319)
Carrying value, net				$8,293,902

(1)
Represents fundings subsequent to loan closing.
(2)
Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, and deferred origination expenses.
(3)
$3.6 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	June 30, 2024	December 31, 2023
Number of loans	50	50
Principal balance	$8,707,336	$8,610,110
Carrying value, net	$8,293,902	$8,358,093
Unfunded loan commitments(1)	$436,628	$868,582
Weighted-average cash coupon(2)	8.3%	8.3%
Weighted-average remaining fully-extended term(3)	2.3 years	2.3 years
Weighted-average expected term(4)	1.9 years	1.8 years

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
(4)
Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated five loans.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2024		December 31, 2023
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Hotel	$2,001,033	24.0%	$2,128,256	25.4%
Office	1,692,661	20.3	1,593,320	19.0
Retail	1,399,957	16.8	1,407,764	16.8
Residential	1,205,817	14.5	1,247,238	14.9
Mixed Use	512,937	6.2	679,303	8.1
Healthcare	500,563	6.0	511,803	6.1
Industrial	278,404	3.3	293,133	3.5
Other(2)	737,849	8.9	523,758	6.2
Total	$8,329,221	100.0%	$8,384,575	100.0%
General CECL Allowance(3)	(35,319)		(26,482)
Carrying value, net	$8,293,902		$8,358,093

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Other property types include pubs (2.6%), caravan parks (2.4%), parking garages (2.3%) and urban predevelopment (1.6%) in 2024, and caravan parks (2.4%), parking garages (2.3%) and urban predevelopment (1.5%) in 2023.
(3)
$3.6 million and $4.0 million of the General CECL Allowance for 2024 and 2023, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2024		December 31, 2023
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,818,068	33.8%	$2,675,097	31.9%
New York City	1,597,363	19.2	1,736,856	20.7
Other Europe(2)	1,432,136	17.2	1,686,425	20.1
Southeast	663,096	8.0	535,054	6.4
Midwest	506,226	6.1	522,137	6.2
West	509,774	6.1	484,842	5.8
Other(3)	802,558	9.6	744,164	8.9
Total	$8,329,221	100.0%	$8,384,575	100.0%
General CECL Allowance(4)	(35,319)		(26,482)
Carrying value, net	$8,293,902		$8,358,093

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Other Europe includes Germany (7.2%), Italy (3.3%), Spain (3.2%), Sweden (2.8%), Ireland (0.5%) and the Netherlands (0.2%) in 2024 and Germany (7.4%), Italy (4.9%), Spain (4.2%), Sweden (2.9%), Ireland (0.5%) and the Netherlands (0.2%) in 2023.
(3)
Other includes Northeast (4.6%), Mid-Atlantic (2.2%), Southwest (1.7%) and Other (1.1%) in 2024 and Northeast (5.0%), Mid-Atlantic (1.1%), Southwest (1.7%) and Other (1.1%) in 2023.
(4)
$3.6 million and $4.0 million of the General CECL Allowance for 2024 and 2023, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

2. Low risk

3. Moderate/average risk

4. High risk/potential for loss: a loan that has a risk of realizing a principal loss

5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss, or an impairment has been recorded

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of June 30, 2024 and December 31, 2023, respectively ($ in thousands):

June 30, 2024
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2024	2023	2022	2021	2020	Prior
1	—	$—	— %	$—	$—	$—	$—	$—	$—
2	4	479,843	5.8%	—	—	390,038	24,471	—	65,334
3	41	7,302,939	87.7%	490,664	639,886	1,849,832	2,199,747	394,094	1,728,716
4	2	420,049	5.0%	—	—	341,937	—	—	78,112
5	3	126,390	1.5%	—	—	—	—	27,881	98,509
Total	50	$8,329,221	100.0%	$490,664	$639,886	$2,581,807	$2,224,218	$421,975	$1,970,671
General CECL Allowance(2)		(35,319)
Total carrying value, net		$8,293,902
Weighted-Average Risk Rating		3.0
Gross write-offs		$—		$—	$—	$—	$—	$—	$—

December 31, 2023
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	4	478,440	5.7%	—	280,572	—	—	132,309	65,560
3	42	7,548,252	90.0%	440,720	2,426,511	2,285,902	387,323	1,465,618	542,177
4	2	88,112	1.1%	—	—	—	—	—	88,112
5	2	269,771	3.2%	—	—	—	169,881	—	99,890
Total	50	$8,384,575	100.0%	$440,720	$2,707,083	$2,285,902	$557,204	$1,597,927	$795,739
General CECL Allowance(2)		(26,482)
Total carrying value, net		$8,358,093
Weighted-Average Risk Rating		3.0
Gross write-offs		$81,890		$—	$—	$—	$—	$—	$81,890

(1)
Net of Specific CECL Allowance.
(2)
$3.6 million and $4.0 million of the General CECL Allowance for 2024 and 2023, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

CECL

In accordance with ASC Topic 326 "Financial Instruments – Credit Losses" ("ASC 326"), which we refer to as the "CECL Standard," we record allowances for loans and held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value of the amounts expected to be collected on the assets. We record loan specific allowances as a practical expedient under the CECL Standard ("Specific CECL Allowance"), which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. For the remainder of the portfolio, we record a general allowance ("General CECL Allowance," and together with the Specific CECL Allowance, "CECL Allowances") on a collective basis by assets with similar risk characteristics. We have elected to use the weighted-average remaining maturity ("WARM") method in determining a General CECL Allowance for a majority of our portfolio. In the future, we may use other acceptable methods, such as a probability-of-default/loss-given-default method.

The following schedule illustrates changes in CECL Allowances for the six months ended June 30, 2024 ($ in thousands):

	Specific CECL	General CECL Allowance			Total CECL	CECL Allowance as % of Amortized Cost
	Allowance(1)	Funded	Unfunded	Total	Allowance	General(1)	Total
December 31, 2023	$193,000	$26,482	$4,017	$30,499	$223,499	0.38%	2.61%
Changes:
Allowances (Reversals), net(2)	142,000	6,076	(392)	5,684	147,684
March 31, 2024	$335,000	$32,558	$3,625	$36,183	$371,183	0.44%	4.29%
Changes:
Allowances (Reversals), net(3)	7,500	2,761	(3)	2,758	10,258
June 30, 2024	$342,500	$35,319	$3,622	$38,941	$381,441	0.47%	4.40%

(1)
Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.

(2)
During the three months ended March 31, 2024, our General CECL Allowance increased by $5.7 million. The increase was primarily related to extending our expected loan repayment dates as well as an increase to the historical loss rate derived from Trepp's data. The increase was partially offset by the favorable impacts of portfolio seasoning. Additionally, during the three months ended March 31, 2024, we recorded an increase of $142.0 million to our Specific CECL Allowance. The increase was related to a mezzanine loan secured by the ultra-luxury residential property. Refer to discussion below.
(3)
During the three months ended June 30, 2024, our General CECL Allowance increased by $2.8 million primarily due to new loan originations as well as a more adverse outlook on our office portfolio. The increase was partially offset by the favorable impacts of portfolio seasoning. Additionally, during the three months ended June 30, 2024, we recorded an increase of $7.5 million to our Specific CECL Allowance. The increase was related to a mezzanine loan secured by an office building in Troy, MI. Refer to discussion below.

The following schedule illustrates changes in CECL Allowances for the six months ended June 30, 2023 ($ in thousands):

	Specific CECL	General CECL Allowance			Total CECL	CECL Allowance as % of Amortized Cost
	Allowance(1)	Funded	Unfunded	Total	Allowance	General(1)	Total
December 31, 2022	$133,500	$26,224	$4,347	$30,571	$164,071	0.36%	1.86%
Changes:
Allowances(2)	—	4,043	348	4,391	4,391
March 31, 2023	$133,500	$30,267	$4,695	$34,962	$168,462	0.42%	1.95%
Changes:
Allowances(3)	141,480	2,009	139	2,148	143,628
Write-offs(4)	(81,980)	—	—	—	(81,980)
June 30, 2023	$193,000	$32,276	$4,834	$37,110	$230,110	0.46%	2.70%

(1)
Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.
(2)
During the three months ended March 31, 2023, our General CECL Allowance increased by $4.4 million primarily due to an increase in our view of the remaining expected term of our loan portfolio. This increase was partially offset by the impact of portfolio seasoning and loan repayments and sales.
(3)
During the three months ended June 30, 2023, our General CECL Allowance increased by $2.1 million primarily due to a more adverse macroeconomic outlook and an increase in our view of the remaining expected term of certain of our loans. This increase was partially offset by the impact of portfolio seasoning. Additionally, during the three months ended June 30, 2023, we recorded an increase of $141.5 million to our Specific CECL Allowance. The increase was related to two mezzanine loans secured by the same ultra-luxury property. Refer to discussion below.
(4)
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

We derive an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the second quarter of 2024 provided by a third party, Trepp LLC ("Trepp"). We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate is further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period of eight quarters. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compare the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We use projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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

Additionally, we have made an accounting policy election to exclude accrued interest from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner. As of June 30, 2024 and December 31, 2023, accrued interest receivable was $75.0 million and $72.4 million, respectively, and included within other assets on our condensed consolidated balance sheets.

Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.

The following schedule sets forth our General CECL Allowance as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Commercial mortgage loans, net	$34,234	$25,723
Subordinate loans, net	1,085	759
Unfunded commitments(1)	3,622	4,017
Total General CECL Allowance	$38,941	$30,499

(1)
The General CECL Allowance on unfunded commitments is recorded as a liability on our condensed consolidated balance sheets within accounts payable, accrued expenses and other liabilities.

Specific CECL Allowance

For collateral-dependent loans where we have deemed the borrower/sponsor to be experiencing financial difficulty and a more than moderate/average risk of realizing a principal loss, we have elected to apply a practical expedient in accordance with the CECL Standard in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a Specific CECL Allowance. The Specific CECL Allowance is determined as the difference between the fair value of the underlying collateral and the carrying value of the loan (prior to the Specific CECL Allowance). When the repayment or satisfaction of a loan is dependent on a sale, rather than operations, of the collateral, the fair value is adjusted for the estimated cost to sell the collateral. Collateral-dependent loans evaluated for a Specific CECL Allowance are removed from the General CECL Allowance pool. The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. The key unobservable inputs used to determine the fair value of the underlying collateral may vary depending on the information available to us and market conditions as of the valuation date.

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

The following table summarizes our risk rated five loans as of June 30, 2024, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk Rating
Mortgage	Retail(1)(2)	Cincinnati, OH	$165,509	$67,000	$98,509	Non-Accrual/ 10/1/2019	5
Mezzanine	Residential(3)	Manhattan, NY	295,881	268,000	27,881	Non-Accrual/ 7/1/2021	5
Mezzanine	Office(4)	Troy, MI	7,500	7,500	-	Non-Accrual/ 6/30/2024	5
Total			$468,890	$342,500	$126,390

(1)
The fair value of retail collateral was determined by applying a capitalization rate of 9.0%.
(2)
In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of the venture's equity and we contributed 90%. The entity was deemed to be a variable interest entity ("VIE"), and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. During the second quarter of 2024, the loan's maturity was extended from September 2024 to September 2025.
(3)
The fair value of the residential collateral was determined by making certain projections and assumptions with respect to future performance and a discount rate of 10%.
(4)
The fair value of the office collateral was determined by applying an exit capitalization rate of 10% and a discount rate of 20%

For the six months ended June 30, 2024, we recorded an increase in our Specific CECL Allowance of $149.5 million, related to two of our subordinate loans. During the three months ended June 30, 2024, we recorded a Specific CECL Allowance of $7.5 million on a subordinate loan secured by our interest in a Class A office building in Troy, MI, which was attributable to low occupancy and limited leasing activity in the property's submarket. The loan's risk rating was downgraded from a four to a five and the loan was moved to non-accrual status as of June 30, 2024. As of June 30, 2024, the borrower was compliant with all contractual debt service payments. As discussed further below, we recorded an additional $142.0 million Specific CECL Allowance on our Junior Mezzanine A Loan (as defined below), during the three months ended March 31, 2024.

We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis, net of Specific CECL Allowance, for loans on non-accrual was $461.5 million and $693.7 million as of June 30, 2024 and December 31, 2023, respectively. Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. For the three and six months ended June 30, 2024, we received $0.8 million and $1.4 million, respectively, in interest that reduced amortized cost under the cost recovery method compared to $0.7 million and $1.3 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024 and December 31, 2023, the amortized cost basis, net of Specific CECL Allowance, for loans with accrued interest past due 90 or more days was $461.5 million and $693.7 million, respectively. As of June 30, 2024 and December 31, 2023, there were no loans with accrued interest between 30 and 89 days past due.

Loan Modifications Pursuant to ASC 326

During the twelve months ended June 30, 2024, we provided the following loan modifications that require disclosure pursuant to ASC 326.

Cleveland Multifamily

In May 2021, we originated a first mortgage loan secured by a multifamily property in Cleveland, OH. In April 2024, we modified our loan to convert from a floating rate of Secured Overnight Financing Rate ("SOFR") + 3.25% to a 6.0% fixed rate, and to provide a two year term extension. These modified terms are included in the determination of our general CECL reserve for the quarter ended June 30, 2024. The loan is performing pursuant to its modified contractual terms and its risk rating remains a three as of June 30, 2024.

Manhattan Office

In March 2022, we originated a first mortgage loan secured by an office property in Manhattan, NY. In April 2024, we modified our loan to convert from a floating rate of SOFR + 3.92% to a 5.0% fixed rate. This modified term is included in the determination of our general CECL reserve for the quarter ended June 30, 2024. The loan is performing pursuant to its modified contractual terms and its risk rating remains a three as of June 30, 2024.

Chicago Office

In March 2018, we originated a first mortgage loan secured by an office property in Chicago, IL. In July 2023, we modified our loan to provide a two year term extension (and a six-month extension option) in exchange for a partial repayment. These modified terms are included in the determination of our general CECL reserve for the quarter ended June 30, 2024. The loan is performing pursuant to its contractual terms and its risk rating remains a four as of June 30, 2024.

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

In refinancing the Senior Mezzanine Loan and Junior Mezzanine Loan, we modified the loan terms with the borrower to include an interest rate reduction and two year extension of the term on all three loans. Based on our analysis under ASC Topic 310-20 "Receivables – Nonrefundable Fees and Other Costs" ("ASC 310-20"), we have deemed this refinance to be a continuation of our existing loans.

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

During the three months ended June 30, 2024, our Senior Loan was refinanced by a third party lender, which resulted in a repayment of $108.3 million. The remaining Senior Loan balance was restructured into a subordinate loan ("Senior Mezzanine A Loan"), and extended by fourteen months to November 2025. Concurrently, the maturities of the Senior Mezzanine Loan and the Junior Mezzanine A Loan were extended to November 2025. All three loans remain on non-accrual status subsequent to the refinancing. Based on our analysis under ASC 310-20, we have deemed this refinance to be a continuation of our existing loans.

The modified loan terms as discussed above have been reflected in our calculation of CECL for the three months ended June 30, 2024. Refer to the "CECL" section above for additional information regarding our calculation of CECL Allowances.

As of June 30, 2024 and December 31, 2023, the aggregate amortized cost basis of these modified receivables was $441.1 million and $674.5 million, respectively, or 5.3% and 8.0% of our aggregate commercial mortgage loans and subordinate loans by amortized cost, respectively. There were no unfunded commitments as of both June 30, 2024 and December 31, 2023 related to these loans.

Other Loan Activity

We recognized $0.7 million and $0.8 million accelerated fees for the three and six months ended June 30, 2024 and $0.2 million for both the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2023, we recorded $1.3 million and $2.5 million, respectively, of interest income related to a subordinate risk retention interest in a securitization vehicle. The subordinate risk retention interest was repaid in full during the third quarter of 2023.

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

Loan Sales

From time to time, we may enter into sale transactions with other parties. All sale transactions are evaluated in accordance with ASC Topic 860, "Transfers and Servicing" ("ASC 860").

During the three months ended June 30, 2024, we sold a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI. The loan was previously classified as held for sale and was sold at a price of 99.5%. Upon selling the commercial mortgage loan, we reversed the previously recorded valuation allowance and recorded a realized loss of $0.7 million included within realized loss on investments on our condensed consolidated statement of operations for the three and six months ended June 30, 2024.

During the first quarter of 2023, we sold our entire interests in three commercial mortgage loans secured by various properties in Europe, with aggregate commitments of €205.7 million ($219.0 million assuming conversion into USD, of which €115.0 million or $122.4 million assuming conversion into USD, was funded at the time of sale). Additionally, we sold a partial interest of £15.0 million ($18.2 million assuming conversion into USD) in a commercial mortgage loan secured by a mixed-use property located in London, United Kingdom. These sales were made to entities managed by affiliates of the Manager. We evaluated the transaction under ASC 860 and determined the sale of our entire interests and the sale of the partial interest met the criteria for sale accounting. In connection with these sales, we recorded a net gain of approximately $0.2 million within net realized loss on investments on our condensed consolidated statement of operations for the six months ended June 30, 2023.

Note 5 – Real Estate Owned

Real Estate Owned, Held for Investment

As of June 30, 2024, assets and liabilities related to real estate owned, held for investment consisted of three properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., the Brooklyn Development, a multifamily development property located in downtown Brooklyn, NY, and the Atlanta Hotel, a hotel in Atlanta, GA.

D.C. Hotel

On May 24, 2021, we acquired legal title to the D.C. hotel, which previously secured two subordinate loans, through a deed-in-lieu of foreclosure. In accordance with ASC 805, we consolidated the hotel's assets and liabilities at their respective fair values. Refer to "Note 3 – Fair Value Disclosure" for full discussion of non-recurring fair value measurements.

As of March 1, 2022, the hotel assets, comprised of land, building, furniture, fixtures, and equipment ("FF&E"), and accumulated depreciation (collectively "REO Fixed Assets"), and liabilities met the criteria to be classified as held for sale under ASC Topic 360, "Property, Plant, and Equipment" ("ASC 360"). Accordingly, as of March 1, 2022, we ceased recording depreciation on the building and FF&E on the condensed consolidated statement of operations.

As of March 1, 2023, due to market conditions, we curtailed active marketing efforts, and reclassified the REO Fixed Assets and liabilities from real estate owned, held for sale to real estate owned, held for investment, net. In accordance with ASC 360, the REO Fixed Assets were reclassified to their carrying value before they were initially classified as held for sale in March of 2022, and all other assets and liabilities were reclassified to the corresponding line items on the condensed consolidated balance sheet. Upon reclassification, we recorded $4.0 million of depreciation expense, representing the amount that would have been recorded had the asset remained as held for investment, and included this amount within Depreciation and amortization on real estate owned on our condensed consolidated statement of operations for the six months ended June 30, 2023. No realized gain or loss was recorded in connection with this reclassification.

As of June 30, 2024 and December 31, 2023, the value of net real estate assets related to the D.C. Hotel was $158.5 million and $152.4 million, respectively. As of June 30, 2024, our net real estate assets included depreciable assets of $79.9 million, net of $7.9 million in accumulated depreciation, attributable to the building, and $5.7 million, net of $4.6 million in accumulated depreciation, attributable to FF&E. As of December 31, 2023, our net real estate assets included depreciable assets of $80.5 million, net of $6.6 million in accumulated depreciation, attributable to the building, and $6.1 million, net of $3.8 million in accumulated depreciation, attributable to FF&E.

During the three months ended June 30, 2024, we obtained a $73.7 million mortgage secured by the D.C. Hotel. The mortgage includes an interest rate of term one-month SOFR + 3.00% and current maturity of July 2026, with an option to extend for one year, contingent upon meeting certain conditions. The mortgage agreement contains covenants requiring our unencumbered liquidity be greater than $10.0 million and our net worth be greater than $200.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation.

The carrying value of the mortgage included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheet was $72.3 million, net of $1.4 million in deferred financing costs. To manage our exposure to variable cash flows on our borrowings under this mortgage, we entered into an interest rate cap on June 13, 2024. As of June 30, 2024, the fair value of the interest rate cap was de minimis. Refer to "Note 11 - Derivatives" for full detail.

We recorded net profit from hotel operations of $4.8 million and $5.9 million for three and six months ended June 30, 2024, respectively, and net profit of $5.7 million and $3.8 million for the three and six months ended June 30, 2023, respectively.

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

On August 3, 2022, we acquired legal title of the property through a deed-in-lieu of foreclosure and accounted for the asset acquisition in accordance with ASC 805. At that time, our amortized cost basis in the commercial mortgage loan was $226.5 million. We recorded the real estate assumed at a fair value of $270.1 million based on the market value of the property as of the date of acquisition. We recognized a realized gain of $43.6 million, recorded within realized gain (loss) on investments on our condensed consolidated statement of operations, which reflects the difference between the fair value of the property and the carrying value of the loan at the time of acquisition. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs, including comparable sales of similar properties in the market. We capitalized construction and financing costs of $39.9 million and $77.4 million during the three and six months ended June 30, 2024, respectively, and $15.2 million and $29.1 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, our cost basis in the property was $451.6 million and $374.2 million, respectively. As of June 30, 2024 and December 31, 2023, our cost basis included construction costs of $230.4 million and $152.9 million, respectively. There is no depreciation recorded while the property is under development.

Upon taking title, we concurrently contributed the property to a joint venture with a third-party real estate developer. The entity was deemed to be a VIE, of which we were determined to be the primary beneficiary. Through our wholly owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement. Concurrently with taking title to the property, we obtained $164.8 million in construction financing on the property. As of June 30, 2024 and December 31, 2023, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheets was $163.1 million, net of $2.6 million in deferred financing costs and $161.6 million, net of $3.2 million in deferred financing costs, respectively.

The construction financing includes a maximum commitment of $388.4 million, an interest rate of SOFR +2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $100.0 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both June 30, 2024 and December 31, 2023, we were in compliance with these covenants.

To manage our exposure to variable cash flows on our borrowings under this construction financing, we entered into an interest rate cap on September 26, 2023. As of June 30, 2024 and December 31, 2023, the fair value of the interest rate cap was $0.7 million and $1.4 million, respectively, and recorded within derivative assets, net on our condensed consolidated balance sheet. Refer to "Note 11 - Derivatives" for full detail.

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

On March 31, 2023, we acquired legal title of the Atlanta Hotel through a deed-in-lieu of foreclosure and determined the fair value of net real estate assets to be $75.0 million in accordance with ASC 820. The fair value of the real estate owned is categorized within Level III of the fair value hierarchy set forth by ASC 820 and includes the use of significant unobservable inputs. See "Note 3 - Fair Value Disclosure" for discussion of our non-recurring fair value measurements. Additionally, we recognized a realized loss of $4.8 million, recorded within net realized loss on investments on our condensed consolidated statement of operations. The realized loss represents the difference between the original loan's amortized cost and the fair value of the net assets acquired.

During the three months ended June 30, 2023, we received an unsolicited offer from a third party to purchase the Atlanta Hotel. As of June 30, 2023, the hotel's assets and liabilities met the criteria to be classified as held for sale under ASC 360. In accordance with ASC 360, we ceased recording depreciation on the building and FF&E on the condensed consolidated statement of operations and we have reclassified assets and liabilities from their respective condensed consolidated balance sheet line items to Assets related to real estate owned, held for sale and Liabilities related to real estate owned, held for sale.

As of March 31, 2024, we determined the sale of the Atlanta Hotel to a third party, from whom we received an unsolicited offer, to be no longer probable, and we are not actively marketing the property for sale to other potential buyers. As such, the Atlanta Hotel no longer met the criteria to be classified as held for sale under ASC 360. In accordance with ASC 360, the REO Fixed Assets were reclassified to their carrying value before classifying as held for sale in June of 2023. On the date of reclassification, March 31, 2024, we recorded $3.6 million in depreciation, representing the amount that would have been recorded had the asset remained as held for investment. All other assets and liabilities were reclassified to the corresponding line items on the condensed consolidated balance sheet. No realized gain or loss was recorded in connection with this reclassification.

As of June 30, 2024, the value of net real estate assets related to the Atlanta Hotel was $69.9 million. As of June 30, 2024, our net real estate assets included depreciable assets of $46.2 million, net of $3.9 million in accumulated depreciation, attributable to the building, and $6.7 million, net of $2.1 million in accumulated depreciation, attributable to FF&E. For the three and six months ended June 30, 2024, we recorded net profit/(loss) from the hotel's operations of $0.2 million and ($1.6) million, respectively. For the three and six months ended June 30, 2023, we recorded $1.4 million of net income from the hotel's operations.

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

Note 6 – Other Assets

The following table details the components of our other assets at the dates indicated ($ in thousands):

	June 30, 2024	December 31, 2023
Interest receivable	$74,981	$72,354
Loan proceeds held by servicer(1)	5,434	6,271
Other(2)	10,052	6,998
Total	$90,467	$85,623

(1)
Includes loan principal and interest held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(2)
Includes $8.4 million and $4.6 million of other assets from Real Estate Owned, Held for Investment as of June 30, 2024 and December 31, 2023, respectively. Refer to "Note 5 – Real Estate Owned" for additional information.

Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility.

During the six months ended June 30, 2024, we entered into a new secured credit facility with Goldman Sachs. The facility is secured by a first mortgage loan on a European portfolio of pubs and provides £125.6 million ($158.9 million, assuming conversion into USD) of additional borrowing capacity.

Additionally, during the six months ended June 30, 2024, we upsized the Barclays facility by $300.0 million and the Atlas Facility by $113.5 million. The amendment to upsize the Atlas Facility also included conversion of the facility's term from a six month "evergreen" feature to two-years, with a one-year extension option, reduction to recourse percentages, and an additional pledge of a commercial mortgage loan, among other changes. Furthermore, we have repaid the full amount of borrowings outstanding on both the Goldman Sachs USD and Santander EUR facilities.

Our borrowings under secured debt arrangements as of June 30, 2024 and December 31, 2023 are detailed in the following table ($ in thousands):

	June 30, 2024			December 31, 2023
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)(4)	$1,482,701	$1,016,233	September 2026	$1,482,584	$1,043,964	September 2026
JPMorgan Facility - GBP(3)(4)	17,299	17,299	September 2026	17,416	17,416	September 2026
Deutsche Bank Facility - USD(3)	700,000	177,979	March 2026	700,000	275,815	March 2026
Atlas Facility - USD(5)	800,000	756,416	March 2027(6)	686,527	669,302	April 2027(7)(8)
HSBC Facility - GBP	381,373	381,373	May 2025	383,967	383,967	May 2025
HSBC Facility - EUR	273,089	273,089	January 2026(8)	281,401	281,401	January 2026
Goldman Sachs Facility - USD	—	—	N/A(9)	13,437	13,437	November 2025(9)
Goldman Sachs Facility - GBP	158,863	158,863	January 2029	—	—	N/A
Barclays Facility - USD	500,000	353,153	March 2027(7)	200,000	107,929	June 2027(7)
MUFG Securities Facility - GBP	203,308	203,308	August 2025(7)	204,690	204,690	June 2025(7)
Churchill Facility - USD	130,000	123,902	April 2026	130,000	126,515	March 2026
Santander Facility - USD	300,000	67,500	February 2026(7)	300,000	67,500	February 2026(7)
Santander Facility - EUR(10)	—	—	N/A	59,611	55,716	August 2024
Total Secured Credit Facilities	4,946,633	3,529,115		4,459,633	3,247,652
Barclays Private Securitization - GBP, EUR, SEK	2,093,561	2,093,561	July 2026(8)	2,369,125	2,157,157	June 2026(8)
Revolving Credit Facility - USD(11)	170,000	17,000	March 2026	170,000	147,000	March 2026
Total Secured Debt Arrangements	7,210,194	5,639,676		6,998,758	5,551,809
Less: deferred financing costs	N/A	(10,751)		N/A	(13,333)
Total Secured Debt Arrangements, net(12)(13)(14)	$7,210,194	$5,628,925		$6,998,758	$5,538,476

(1)
As of June 30, 2024, British Pound Sterling("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.26, 1.07, and 0.09, respectively. As of December 31, 2023, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.27, 1.10 and 0.10, respectively.
(2)
Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)
The JPMorgan Facility and Deutsche Bank Facility enable us to elect to receive advances in USD, GBP, or EUR.
(4)
The JPMorgan Facility allows for $1.5 billion of maximum borrowings in total as of June 30, 2024.
(5)
The Atlas Facility (as defined below) was formerly the Credit Suisse Facility. See "Atlas Facility" below for additional discussion.
(6)
The Atlas Facility was amended during March 2024 to convert the facility's maturity from a six month "evergreen" feature to a two-year initial term, with an additional one-year extension option.
(7)
Assumes financings are extended in line with the underlying loans.
(8)
Represents weighted-average maturity across various financings with the counterparty. See below for additional details.
(9)
Facility entered the two-year amortization period during Q4 2023. During the amortization period, the maturity date for current outstanding transactions are extended for a period of up to two years from the November 2023 maturity. The facility was terminated during the three months ended June 30, 2024, in conjunction with repayment of the underlying loan securing the facility.
(10)
The facility was terminated during the three months ended June 30, 2024 in conjunction with repayment of the underlying loan securing the facility.
(11)
The current stated maturity of the Revolving Credit Facility (as defined below) is March 2026. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under the Revolving Credit Facility are full recourse to certain guarantor wholly-owned subsidiaries of the Company. See "Revolving Credit Facility" below for additional discussion.
(12)
Weighted-average borrowing costs as of June 30, 2024 and December 31, 2023 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.51% / GBP: +2.23% / EUR: +1.89% / SEK: +1.50% and USD: +2.49% / GBP: +2.21% / EUR: +1.86%/ SEK: +1.50%, respectively.
(13)
Weighted-average advance rates based on cost as of June 30, 2024 and December 31, 2023 were 69.1% (63.9% (USD) / 73.4% (GBP) / 71.3% (EUR) /

80.3% (SEK)) and 68.4% (62.9% (USD) / 72.5% (GBP) / 72.1% (EUR) / 80.4% (SEK)), respectively.
(14)
As of June 30, 2024 and December 31, 2023, approximately 50% and 58%, respectively, is the outstanding balance under these secured borrowings were recourse to us.

Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of June 30, 2024 and December 31, 2023, the weighted-average haircut under our secured debt arrangements was approximately 30.9% and 31.6%, respectively. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.

Atlas Facility

On February 8, 2023, in connection with the acquisition by certain subsidiaries of Atlas, which is a wholly-owned investment of a fund managed by an affiliate of the Manager, the Credit Suisse Facility was acquired by Atlas ("Atlas Facility"). For full discussion of this transaction, refer to "Note 15 - Related Party Transactions."

Revolving Credit Facility

On March 3, 2023, we entered into the revolving credit facility (the "Revolving Credit Facility") administered by Bank of America, N.A. The Revolving Credit Facility provides up to $170.0 million of borrowings secured by qualifying commercial mortgage loans and real property owned assets. The Revolving Credit Facility has a term of three years, maturing in March 2026. The Revolving Credit Facility enables us to borrow on qualifying commercial mortgage loans for up to two years and real property owned assets for up to six months. As of June 30, 2024 and December 31, 2023, we had $17.0 million and $147.0 million, respectively, outstanding on the Revolving Credit Facility. During the three and six months ended June 30, 2024, we recorded $77.1 thousand and $110.7 thousand in unused fees and $0.4 million and $2.3 million in contractual interest expense, respectively. During the three and six months ended June 30, 2023, we recorded $85.9 thousand and $113.3 thousand in unused fees, respectively.

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

The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,765,416	$1,746,563
EUR	5	861,624	854,049
SEK	1	234,334	232,965
Total	13	$2,861,374	$2,833,577

	December 31, 2023
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,662,457	$1,643,979
EUR	6	1,021,272	1,012,987
SEK	1	248,088	246,220
Total	14	$2,931,817	$2,903,186

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of June 30, 2024 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$1,302,697	July 2026
Total/Weighted-Average EUR	603,397	September 2026(3)
Total/Weighted-Average SEK	187,467	May 2026
Total/Weighted-Average Securitization	$2,093,561	July 2026

(1)
As of June 30, 2024, we had £1.0 billion, €563.2 million, and kr2.0 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
(2)
Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(3)
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

(1)
As of December 31, 2023, we had £969.9 million, €655.8 million, and kr$2.0 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
(2)
Assumes underlying loans extend to fully extended maturity and extensions at our option are exercised.
(3)
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheets ($ in thousands):

	June 30, 2024	December 31, 2023
Assets:
Cash	$251	$924
Commercial mortgage loans, net(1)	2,833,577	2,903,186
Other Assets	41,074	41,180
Total Assets	$2,874,902	$2,945,290
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $1.6 million and $2.0 million in 2024 and 2023, respectively)	$2,091,979	$2,155,197
Accounts payable, accrued expenses and other liabilities(2)	9,174	9,083
Total Liabilities	$2,101,153	$2,164,280

(1)
Net of the General CECL Allowance of $12.3 million and $8.3 million as of June 30, 2024 and December 31, 2023, respectively.
(2)
Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $2.6 million and $2.5 million as of June 30, 2024 and December 31, 2023, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net interest income:
Interest income from commercial mortgage loans	$63,596	$52,781	$128,119	$99,758
Interest expense	(36,019)	(27,241)	(72,102)	(50,374)
Net interest income	$27,577	$25,540	$56,017	$49,384
General and administrative expense	$(2)	$(7)	$(2)	$(7)
Decrease (increase) in current expected credit loss allowance, net	(1,574)	(774)	(4,139)	(575)
Foreign currency translation gain (loss)	(487)	10,709	(13,410)	20,711
Net income	$25,514	$35,468	$38,466	$69,513

At June 30, 2024, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$27,299	$1,006,233	$—	$—	$1,033,532
Deutsche Bank Facility	—	177,979	—	—	177,979
Atlas Facility	—	756,416	—	—	756,416
HSBC Facility	500,938	153,524	—	—	654,462
Goldman Sachs Facility - GBP	—	—	158,863	—	158,863
Barclays Facility	—	353,153	—	—	353,153
MUFG Securities Facility	203,308	—	—	—	203,308
Churchill Facility	—	123,902	—	—	123,902
Santander Facility - USD	67,500	—	—	—	67,500
Barclays Private Securitization	446,764	1,451,855	194,942	—	2,093,561
Revolving Credit Facility	—	17,000	—	—	17,000
Total	$1,245,809	$4,040,062	$353,805	$—	$5,639,676

The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.

The table below summarizes the outstanding balances at June 30, 2024, as well as the maximum and average month-end balances for the six months ended June 30, 2024 for our borrowings under secured debt arrangements ($ in thousands).

	As of June 30, 2024		For the six months ended June 30, 2024
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,033,532	1,832,152	1,063,261	$1,050,021
Deutsche Bank Facility	177,979	283,753	278,703	229,539
Goldman Sachs Facility - USD	—	—	11,620	5,806
Goldman Sachs Facility - GBP	158,863	210,043	160,082	158,750
Atlas Facility	756,416	1,106,774	758,201	716,764
HSBC Facility	654,462	852,491	660,827	655,723
Barclays Facility	353,153	458,646	353,153	142,967
MUFG Securities Facility	203,308	276,781	204,867	203,163
Churchill Facility	123,902	164,987	126,080	124,991
Santander Facility - USD	67,500	99,824	67,500	67,500
Santander Facility - EUR	—	—	54,677	45,368
Barclays Private Securitization	2,093,561	2,845,877	2,146,965	2,082,679
Revolving Credit Facility	17,000	27,089	150,000	66,167
Total	$5,639,676	$8,158,417

(1)
Represents the amortized cost balance of commercial loan collateral assets and the value of net real estate assets of real property owned collateral assets.

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

(1)
Represents the amortized cost balance of commercial loan collateral assets and the value of net real estate assets of real property owned collateral assets.

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

We were in compliance with the covenants under each of our secured debt arrangements at June 30, 2024 and December 31, 2023. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, foreign currency fluctuations, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

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

The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During the three and six months ended June 30, 2024 and 2023, we repaid $1.3 million and $2.5 million of principal, respectively, related to the 2026 Term Loan. During the three and six months ended June 30, 2024 and 2023, we repaid $750 thousand and $1.5 million of principal respectively related to the 2028 Term Loan.

The following table summarizes the terms of the Term Loans as of June 30, 2024 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$475,000	$(655)	$(3,545)	$470,800	2.86%	5/15/2026
2028 Term Loan	290,250	(1,571)	(2,806)	285,873	3.61%	3/11/2028
Total	$765,250	$(2,226)	$(6,351)	$756,673

(1)
Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.

The following table summarizes the terms of the Term Loans as of December 31, 2023 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$477,500	$(833)	$(4,302)	$472,365	2.86%	5/15/2026
2028 Term Loan	291,750	(1,786)	(3,179)	286,785	3.61%	3/11/2028
Total	$769,250	$(2,619)	$(7,481)	$759,150

(1)
Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.

Covenants

The financial covenants of the Term Loans include the requirements that we maintain: (i) a maximum ratio of total recourse debt to tangible net worth of 4:1; and (ii) a ratio of total unencumbered assets to total pari-passu indebtedness of at least 2.50:1. We were in compliance with the covenants under the Term Loans at June 30, 2024 and December 31, 2023.

Interest Rate Cap

In June 2020, we entered into an interest rate cap to manage our exposure to variable cash flows on our borrowings under our 2026 senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This limited the maximum all-in coupon on our 2026 senior secured term loan to 3.50%.

Subsequent to the interest rate cap maturity on June 15, 2023, the effective all-in coupon on our 2026 Term Loan increased to one month SOFR plus the spread of 2.86%. Refer to "Note 11 – Derivatives" for further detail.

Note 9 – Senior Secured Notes, Net

In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $496.0 million and $495.6 million, net of deferred financing costs of $4.0 million and $4.4 million, as of June 30, 2024 and December 31, 2023, respectively.

Covenants

The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of June 30, 2024 and December 31, 2023, we were in compliance with all covenants.

Note 10 – Convertible Senior Notes, Net

During the fourth quarter of 2018, we issued $230.0 million of the 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" or "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses.

During the three and six months ended June 30, 2023, we repurchased $36.8 million and $43.9 million of aggregate principal amount of the 2023 Notes at a weighted-average price of 99.3% and 98.9%, respectively. As a result of this transaction, we recorded a gain of $0.3 million and $0.5 million within gain on extinguishment of debt in our condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively. The gain represents the difference between the repurchase price and the carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs. During the third quarter of 2023, we repurchased an additional $10.0 million of aggregate principal amount of the 2023 Notes at a weighted-average price of 99.7%. During the fourth quarter of 2023, we repaid the remaining $176.1 million outstanding principal of the 2023 Notes in cash at par. All repurchase transactions occurred in the open market as a result of reverse inquiries from investors with no solicitation from us.

The aggregate contractual interest expense was approximately $2.8 million and $5.8 million for the three and six months ended June 30, 2023. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2023.

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

The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of both June 30, 2024 and December 31, 2023, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.

The following table summarizes our non-designated Fx forwards and interest rate cap as of June 30, 2024:

	June 30, 2024
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	85	963,399	GBP	July 2024 - February 2027	1.00
Fx contracts - EUR	114	481,209	EUR	July 2024 - August 2026	0.69
Fx contracts - SEK	16	663,828	SEK	August 2024 - May 2026	1.75
Interest rate cap	2	238,535	USD	October 2024 - July 2025	0.49

The following table summarizes our non-designated Fx forwards and interest rate cap as of December 31, 2023:

	December 31, 2023
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	97	938,903	GBP	January 2024 - February 2027	1.13
Fx contracts - EUR	135	561,441	EUR	January 2024 - August 2026	1.08
Fx contracts - SEK	17	690,740	SEK	February 2024 - May 2026	2.16
Interest rate cap	1	164,835	USD	October 2024	0.75

We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our forward currency contracts for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss) Recognized in Income	2024	2023	2024	2023
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$911	$(20,102)	$18,964	$(55,953)
Forward currency contracts	Realized gain (loss) on derivative instruments	5,466	2,986	10,811	24,702
Total		$6,377	$(17,116)	$29,775	$(31,251)

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

On September 26, 2023, we entered into an interest rate cap that matures on October 1, 2024 with a notional amount of $164.8 million. We use our interest rate cap to hedge our exposure to variable cash flows on our construction financing. The interest rate cap effectively limits SOFR from exceeding 4.00% which results in the maximum all-in coupon on our construction financing of 6.55%. The unrealized gain or loss related to the interest rate cap was recorded under gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations. During the three and six months ended June 30, 2024, SOFR exceeded the cap rate of 4.00%. As such, during the three and six months ended June 30, 2024, we realized a gain from the interest rate cap in the amount of $0.6 million and $1.1 million, respectively, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations.

On June 13, 2024, we entered into an interest rate cap that matures on July 1, 2025 with a notional amount of $73.7 million. We use our interest rate cap to hedge our exposure to variable cash flows on our floating rate mortgage related to the D.C. Hotel. The interest rate cap effectively limits SOFR from exceeding 6.00% which results in the maximum all-in coupon on mortgage of 9.00%. The unrealized gain or loss related to the interest rate cap was recorded under gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations. During the three months ended June 30, 2024, SOFR did not exceed the cap rate of 6.00%, and accordingly, no realized gain was recorded.

The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our interest rate caps for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss) recognized in Income	2024	2023	2024	2023
Interest rate caps	Unrealized gain (loss) on interest rate hedging instruments	$(457)	$(4,328)	$(651)	$(9,141)
Interest rate caps	Realized gain on interest rate hedging instruments	551	4,383	1,101	9,089
Total		$94	$55	$450	$(52)

The following tables summarize the gross asset and liability amounts related to our derivatives at June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024			December 31, 2023
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$67,325	$(20,296)	$47,029	$55,102	$(27,037)	$28,065
Interest rate caps	720	—	720	1,360	—	1,360
Total derivative assets (liabilities)	$68,045	$(20,296)	$47,749	$56,462	$(27,037)	$29,425

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

In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD at time of transfer) interest, at par, in a first mortgage loan collateralized by an office building located in London, United Kingdom that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD at time of transfer). The participation interest sold was subordinate to our first mortgage loan and was accounted for as a secured borrowing on our consolidated balance sheet. In January 2023, the first mortgage loan, including participations sold, was fully satisfied, including all contractual and default interest accrued to date. We had no participations sold as of June 30, 2024 or December 31, 2023.

Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	June 30, 2024	December 31, 2023
Collateral held under derivative agreements	$51,610	$25,820
Accrued dividends payable	51,894	53,407
Accrued interest payable	31,983	31,012
Accounts payable and other liabilities(1)	10,004	6,078
General CECL Allowance on unfunded commitments(2)	3,622	4,017
Total	$149,113	$120,334

(1)
Includes $9.4 million and $5.5 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at June 30, 2024 and December 31, 2023, respectively.

(2)
Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of June 30, 2024 and December 31, 2023, respectively.

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

During the three and six months ended June 30, 2024, we recorded a current income tax provision of $0.1 million and $0.2 million, respectively, related to activities of our taxable REIT subsidiaries. We did not record any income tax provision during the three and six months ended June 30, 2023.

There was a $0.4 million and $0.6 million income tax asset related to the operating activities of our TRS entities as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, there were no material deferred tax assets or liabilities.

As of June 30, 2024, we had net operating losses of $13.7 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods.

As of June 30, 2024, tax years 2019 through 2023 remain subject to examination by taxing authorities.

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

We incurred approximately $9.2 million and $18.6 million in base management fees under the Management Agreement for the three and six months ended June 30, 2024, respectively, as compared to $9.4 million and $18.9 million for the three and six months ended June 30, 2023, respectively.

In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and six months ended June 30, 2024 we paid expenses totaling $2.0 million and $3.8 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $1.4 million and $2.6 million for three and six months ended June 30, 2023, respectively. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheets based on the nature of the item.

Included in payable to related party on our condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 is approximately $9.2 million and $9.6 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.

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

Italian Direct Lending Structure

In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the "AIFM"), an affiliate of the Manager. The management fees incurred during the three and six months ended June 30, 2024 and 2023, respectively were de minimis. As of June 30, 2024 and December 31, 2023, the fees payable to the AIFM were de minimis.

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

As of June 30, 2024 and December 31, 2023, respectively, we had $756.4 million and $669.3 million of secured debt on the Atlas Facility consisting of five and four commercial mortgage loans. Refer to "Note 7 – Secured Debt Arrangements, Net" for additional discussion.

Note 16 – Share-Based Payments

On June 17, 2024, our board of directors adopted the Apollo Commercial Real Estate Finance, Inc. 2024 Equity Incentive Plan ("2024 LTIP"). Following the approval of the 2024 LTIP by our stockholders at our 2024 annual meeting of stockholders on June 7, 2024, no additional awards have been or will be granted under the Apollo Commercial Real Estate Finance, Inc. 2019 Equity Incentive Plan ("2019 LTIP," and together with the 2024 LTIP, the "LTIPs" or "Equity Incentive Plans") and all outstanding awards granted under the 2019 LTIP remain in effect in accordance with the terms in the 2019 LTIP.

The 2024 LTIP provides for grants of restricted common stock, restricted stock units ("RSUs") and other equity-based awards up to an aggregate of 7,500,000 shares of our common stock. The LTIPs are administered by the compensation committee of our board of directors (the "Compensation Committee") and all grants under the LTIPs must be approved by the Compensation Committee.

We recognized stock-based compensation expense related to restricted stock and RSU vesting of $4.2 million and $8.3 million during the three and six months ended June 30, 2024, respectively, and $4.4 million and $8.7 million during the three and six months ended June 30, 2023, respectively.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the six months ended June 30, 2024:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2023	79,088	2,538,332
Granted	63,980	—	0.7
Vested	(75,754)	(37,548)	N/A
Forfeiture	—	(21,112)	N/A
Outstanding at June 30, 2024	67,314	2,479,672

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2024:

Vesting Year	Restricted Stock	RSUs	Total Awards
2024	3,334	1,264,867	1,268,201
2025	63,980	857,826	921,806
2026	—	356,979	356,979
Total	67,314	2,479,672	2,546,986

At June 30, 2024, we had unrecognized compensation expense of approximately $0.5 million and $22.2 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above. The unrecognized compensation expense related to the vesting of restricted awards and RSUs are expected to be recognized over a weighted-average period of 1.4 years.

RSU Deliveries

During the six months ended June 30, 2024 and 2023, we delivered 739,620 and 671,428 shares of common stock for 1,360,779 and 1,236,071 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $7.3 million and $6.7 million for the six months ended June 30, 2024 and 2023, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.

Note 17 – Stockholders' Equity

Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2024, 138,438,433 shares of common stock were issued and outstanding and 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock ("Series B-1 Preferred Stock") were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.

Dividends. The following table details our dividend activity:

	Three Months Ended June 30,		Six Months Ended June 30,
Dividends declared per share of:	2024	2023	2024	2023
Common Stock	$0.35	$0.35	$0.70	$0.70
Series B-1 Preferred Stock	$0.45	$0.45	$0.90	$0.90

Common Stock Repurchases. During the three and six months ended June 30, 2024, we repurchased 3,723,772 shares of our common stock at a weighted-average price of $10.16 per share. As of June 30, 2024, the approximate dollar value of shares that may yet be purchased under our stock repurchase program was $134.5 million.

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

Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. Apollo appealed the decision with respect to the remaining claim. On October 5, 2023, the Appellate Division, First Department granted Apollo's appeal, thereby dismissing the remaining claim against the Apollo entities who were co-lenders on the mezzanine loan, including the Subsidiary. Plaintiffs filed a motion for leave with the Court of Appeals on November 3, 2023 which the Court denied on April 23, 2024. On July 12, 2024, Plaintiffs filed new motions for leave to appeal to the Court of Appeals, despite the earlier ruling. No reasonable estimate of possible loss, if any, can be made at this time. The Company believes the new motions are without merit.

Loan Commitments. As described in "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at June 30, 2024, we had $436.6 million of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 2.6 years weighted-average tenor of these loans.

Note 19 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$174,703	$174,703	$225,438	$225,438
Commercial mortgage loans, net	7,909,125	7,791,941	7,925,359	7,813,304
Subordinate loans, net	384,777	384,777	432,734	432,458
Secured debt arrangements, net	(5,628,925)	(5,628,925)	(5,538,476)	(5,538,476)
Senior secured term loans, net	(756,673)	(747,834)	(759,150)	(754,197)
Senior secured notes, net	(496,033)	(419,375)	(495,637)	(418,750)
Debt related to real estate owned, held for investment, net	(235,418)	(235,418)	(161,586)	(161,586)

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

Note 20 – Net Income (Loss) per Share

ASC Topic 260, "Earnings Per Share" requires the use of the two-class method of computing both basic and diluted earnings (loss) per share for all periods presented for each class of common stock and participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities according to their respective rights to receive dividends. The unvested RSUs granted under our Equity Incentive Plans to certain employees of the Manager qualify as participating securities as RSUs have non-forfeitable rights to participate in dividends. Therefore, unvested RSUs are included in the calculation of basic earnings per share.

Dilutive earnings per share is calculated under the more dilutive computation of the treasury stock method and the if-converted method. Under the treasury stock method, the denominator includes the weighted-average outstanding common shares plus the incremental shares related to participating securities. The incremental shares are determined by subtracting the average unrecognized compensation cost for the period divided by the average stock price from the unvested RSUs.

The table below presents the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2024 and 2023 ($ in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings	2024	2023	2024	2023
Net income (loss)	$35,785	$(83,400)	$(68,739)	$(34,484)
Less: Preferred dividends	(3,068)	(3,068)	(6,136)	(6,136)
Less: Earnings attributable to participating securities	—	—	—	—
Less: Dividends on participating securities	(880)	(997)	(1,766)	(2,000)
Basic Earnings (Loss)	$31,837	$(87,465)	$(76,641)	$(42,620)

Dilutive Earnings
Basic Earnings (Loss)	$31,837	$(87,465)	$(76,641)	$(42,620)
Add: Dividends on participating securities	—	—	—	—
Diluted Earnings (Loss)	$31,837	$(87,465)	$(76,641)	$(42,620)

Number of Shares:
Basic weighted-average shares of common stock outstanding	140,438,676	141,341,238	141,154,140	141,207,597
Diluted weighted-average shares of common stock outstanding	140,611,532	141,341,238	141,154,140	141,207,597

Earnings (Loss) Per Share Attributable to Common Stockholders
Basic	$0.23	$(0.62)	$(0.54)	$(0.30)
Diluted	$0.23	$(0.62)	$(0.54)	$(0.30)

For the three months ended June 30, 2024, 172,857 incremental shares were included in the calculation of diluted net income per share because the effect was dilutive. For the six months ended June 30, 2024, 283,433 incremental shares were excluded in the calculation of diluted net income per share because the effect was anti-dilutive.

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

Note 21 – Subsequent Events

Subsequent to the quarter ended June 30, 2024, the following events took place:

Investment Activity:

•
Originated two first mortgage loans, consisting of a £117.5 million ($149.6 assuming conversion into USD) commitment to a floating-rate commercial mortgage loan secured by a portfolio of luxury senior care homes across Greater London, United Kingdom and a £150.4 million ($191.9 million assuming conversion into USD) floating-rate commercial mortgage loan secured by a portfolio of senior care homes throughout the United Kingdom in connection with a refinance.
•
Funded approximately $49.6 million for previously closed loans.

Loan Repayments: We received approximately $463.6 million from loan repayments, including $421.0 million of full repayments across three first mortgage loans and one subordinate loan.

Share Repurchases: We repurchased 157,424 shares of our common stock at a weighted-average price of $9.92 per share. As of the date of this quarterly report, the approximate dollar value of shares that may yet to be purchased under our stock repurchase program was $132.9 million.

Massachusetts Healthcare: In March 2022, we and other Apollo-managed entities co-originated a 55% loan-to-cost first mortgage loan secured by eight hospitals in Massachusetts. At origination, our portion of the loan totaled $378.7 million. The loan was made in connection with the capitalization of a joint venture between two parties to own the hospitals. That joint venture - through its subsidiaries, which were the mortgage borrowers under the loan – then leased the properties to Steward Health Care ("Steward"), who served as the operator. We and other Apollo-managed entities did not lend to Steward and do not have any involvement in Steward's operation of the hospitals or performance under the lease. The structure and covenants in the loan have provided for cash collateral and amortization since origination that represents approximately 11% of the original loan balance, and our amortized cost basis was $341.9 million as of June 30, 2024. As of the date of this quarterly report, the loan remains current on all contractual interest payments.

Steward filed for Chapter 11 bankruptcy in May 2024. During the three months ended June 30, 2024, we downgraded the loan's risk rating from a three to a four. Subsequent to the date of these condensed consolidated financial statements but prior to the date of this quarterly report, bids for the hospitals were received and the bid process and negotiations are continuing to evolve with multiple constituencies. While there still is a high degree of uncertainty, based upon the information available as of the date of this quarterly report, and taking into account Steward's bankruptcy court documents made publicly available on July 30, 2024, we anticipate recording a Specific CECL Allowance in a subsequent quarter, which we currently estimate to be approximately $90 million. The actual Specific CECL Allowance may differ materially based on continuing developments from the date of this quarterly report.

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

We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $696.3 billion as of June 30, 2024.

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

Results of Operations

Net Income (Loss) Available to Common Stockholders

For the three months ended June 30, 2024 and 2023, our net income (loss) available to common stockholders was $32.7 million, or $0.23 per diluted share of common stock, and ($86.5) million, or ($0.62) per diluted share of common stock, respectively.

For the six months ended June 30, 2024 and 2023, our net income (loss) available to common stockholders was ($74.9) million, or ($0.54) per diluted share of common stock, and ($40.6) million, or ($0.30) per diluted share of common stock, respectively.

Operating Results

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Three Months Ended
	June 30, 2024	March 31, 2024	Change
Net interest income:
Interest income from commercial mortgage loans	$179,388	$183,716	$(4,328)
Interest income from subordinate loans and other lending assets	842	849	(7)
Interest expense	(128,472)	(127,887)	(585)
Net interest income	51,758	56,678	(4,920)
Operations related to real estate owned:
Revenue from real estate owned operations	29,350	23,857	5,493
Operating expenses related to real estate owned	(21,767)	(19,893)	(1,874)
Depreciation and amortization on real estate owned	(2,287)	(4,656)	2,369
Net income (loss) related to real estate owned	5,296	(692)	5,988
Operating expenses:
General and administrative expenses	(7,488)	(7,373)	(115)
Management fees to related party	(9,173)	(9,421)	248
Total operating expenses	(16,661)	(16,794)	133
Other income, net	641	570	71
(Reversal of) valuation allowance, commercial mortgage loan held for sale	679	(679)	1,358
Net realized loss on investment	(679)	—	(679)
Increase in Specific CECL Allowance	(7,500)	(142,000)	134,500
Increase in General CECL Allowance, net	(2,758)	(5,684)	2,926
Gain on foreign currency forward contracts	6,377	23,398	(17,021)
Foreign currency translation loss	(1,362)	(19,563)	18,201
Gain on interest rate hedging instruments	94	356	(262)
Net income (loss) before taxes	$35,885	$(104,410)	$140,295
Income tax provision	(100)	(114)	14
Net income (loss)	$35,785	$(104,524)	$140,309

Net Interest Income

Net interest income decreased by $4.9 million during the three months ended June 30, 2024 compared to the three months ended March 31, 2024, primarily driven by a decrease in interest income from commercial mortgage loans. This decrease was primarily due to loan modifications closed during the quarter, which transitioned two commercial mortgage loans from floating interest rates to lower fixed interest rates. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for full discussion of our loans.

Operations Related to Real Estate Owned

For the three months ended June 30, 2024, we recorded net income related to real estate owned of $5.3 million, compared to a net loss of $0.7 million for the three months ended March 31, 2024. The increase in net income was primarily due to the seasonality of the D.C. Hotel's operations which led to $3.7 million higher net income from operations, prior to depreciation, during the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. The increase in net income was also due to a decrease in depreciation recorded relating to the Atlanta Hotel during the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 as a result of reclassification from held for sale to held for investment as of March 31, 2024. On the date of reclassification, we recorded $3.6 million in depreciation, representing the amount that would have been recorded had the asset remained as held for investment throughout 2023 and in the first quarter of 2024. Refer to "Note 5 - Real Estate Owned" for full discussion of the reclassification and operations related to real estate owned.

Operating Expenses

General and administrative expenses and management fees to related party remained generally the same for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.

Other income, net

Other income, net remained generally the same for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.

Reversal of valuation allowance, commercial mortgage loan held for sale and Net realized loss on investment

During the three months ended March 31, 2024, we reclassified one of our commercial mortgage loans collateralized by a hotel property located in Honolulu, HI to held for sale and recorded a valuation allowance of $0.7 million to carry the loan at its fair value which reflected the agreed upon selling price of 99.5%. Loans held for sale are carried at the lower of amortized cost or fair value less costs to sell. We subsequently sold the loan during the three months ended June 30, 2024, and reversed the full allowance, recording a realized loss within realized loss on investments on our condensed consolidated statement of operations. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for full discussion.

Increase in Specific CECL Allowance, net

During the three months ended June 30, 2024, we recorded a $7.5 million Specific CECL Allowance on a subordinate loan secured by our interest in a Class A office building in Troy, MI. This allowance was attributable to low occupancy and limited leasing activity in the property's submarket. Comparatively, during the three months ended March 31, 2024, there was an increase of $142.0 million in our Specific CECL Allowance related to a mezzanine loan secured by an ultra-luxury residential property in Manhattan, NY. The additional Specific CECL Allowance was primarily attributable to a reduction in list pricing of remaining units. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related in our Specific CECL Allowance and further detail on the mezzanine loan.

Increase in General CECL Allowance, net

Our General CECL Allowance increased by $2.8 million during the three months ended June 30, 2024, primarily driven by new loan originations as well as a more adverse outlook on our office portfolio. The increase was partially offset by the favorable impacts of portfolio seasoning. Comparatively, our General CECL Allowance increased by $5.7 million during the three months ended March 31, 2024, which was primarily driven by an increase in our view of the remaining expected term of certain of our loans and an increase in the historical loss rate derived from Trepp's data.

Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related in our General CECL Allowance.

Foreign currency translation loss and gain on derivative instruments

We use forward currency contracts to economically hedge net interest and principal repayments under our loans denominated in currencies other than USD. Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended June 30, 2024 and March 31, 2024 were net gains of $5.0 million and $3.8 million, respectively. The change in net gain (loss) for the three months ended June 30, 2024 compared to the three months ended March 31, 2024 was predominantly due to lower forward point estimates and gains on forward currency contracts related to our net interest hedges for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.

During the three months ended June 30, 2024, Fx rates fell at a greater rate in relation to USD compared to the three months ended March 31, 2024. The decrease in Fx rates resulted in a gain on our foreign currency forward contracts and a loss related to foreign currency translation. Gains and losses on our forward currency contracts are derived from changes in market spot rates, forward point estimates, and discount factors. Gains and losses related to foreign currency translation are derived only from changes in market spot rates. Forward currency contract gains and losses derived from market spot rates offset the gains and losses related to foreign currency translation except for the gains and losses from forward currency contracts related to our net interest hedges which have no offset in foreign currency translation. A net gain or loss arises each period due to the change in forward point estimates and discount factors as well as gains and losses from forward currency contracts related to our net interest hedges.

Gain on interest rate hedges

During the three months ended June 30, 2024, we recorded a net gain of $0.1 million on our interest rate caps compared to a net gain of $0.4 million recorded during the three months ended March 31, 2024. The $0.3 million net decrease was primarily driven by unrealized losses attributable to a decline in fair value of our construction financing interest rate cap as it approaches its October 1, 2024 maturity. These unrealized losses were partially offset by realized gains, attributable to SOFR exceeding the interest rate cap's strike rate.

Income tax provision

Income tax provision remained generally the same for the three months ended June 30, 2024 compared to the three months ended March 31, 2024. Refer to "Note 5 - Real Estate Owned" for additional detail.

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
Net interest income:
Interest income from commercial mortgage loans	$363,104	$340,271	$22,833
Interest income from subordinate loans and other lending assets	1,691	14,817	(13,126)
Interest expense	(256,359)	(221,146)	(35,213)
Net interest income	108,436	133,942	(25,506)
Operations related to real estate owned:
Revenue from real estate owned operations	53,207	45,339	7,868
Operating expenses related to real estate owned	(41,660)	(33,967)	(7,693)
Depreciation and amortization on real estate owned	(6,943)	(6,188)	(755)
Net income related to real estate owned	4,604	5,184	(580)
Operating expenses:
General and administrative expenses	(14,861)	(14,486)	(375)
Management fees to related party	(18,594)	(18,907)	313
Total operating expenses	(33,455)	(33,393)	(62)
Other income, net	1,211	3,072	(1,861)
Net realized loss on investments	(679)	(86,604)	85,925
Realized gain on extinguishment of debt	—	465	(465)
Increase in Specific CECL Allowance	(149,500)	(59,500)	(90,000)
Increase in General CECL Allowance, net	(8,442)	(6,538)	(1,904)
Gain (loss) on foreign currency forward contracts	29,775	(31,251)	61,026
Foreign currency translation gain (loss)	(20,925)	40,191	(61,116)
Gain (loss) on interest rate hedging instruments	450	(52)	502
Net loss before taxes	$(68,525)	$(34,484)	$(34,041)
Income tax provision	(214)	—	(214)
Net loss	$(68,739)	$(34,484)	$(34,255)

Net Interest Income

Net interest income decreased by $25.5 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in net interest income was primarily driven by a decrease in interest income from placing a first mortgage loan and subordinate loan collateralized by the same ultra-luxury residential-for-sale property in Manhattan on non-accrual status as of May 1, 2023. Additionally, we modified two of our loans to convert from floating rate loans to fixed rate loans, which resulted in a decrease in net interest income earned during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Operations Related to Real Estate Owned

Net income related to real estate owned decreased by $0.6 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily driven by an increase in depreciation and amortization recorded at the Atlanta Hotel. We acquired legal title of the Atlanta Hotel on March 31, 2023 and as such, recorded no related income or depreciation for the three months ended March 31, 2023.

Refer to "Note 5 - Real Estate Owned" for full discussion of operations related to real estate owned.

Operating Expenses

General and administrative expenses and management fees to related party remained generally the same for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Other income, net

Other income, net decreased by $1.9 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was due to a decrease in bank interest earned on our cash balances and money market funds, as we deployed capital into loan originations and stock repurchases during 2024.

Net realized loss on investments

During the six months ended June 30, 2024, we recorded a $0.7 million net realized loss on investments related to the sale of a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI. The loan was previously classified as held for sale and was sold at a price of 99.5%.

Comparatively, during the six months ended June 30, 2023, we recorded a net realized loss on investments of $86.6 million, consisting of i) a $4.8 million realized loss related to the acquisition of the Atlanta Hotel through a deed-in-lieu of foreclosure and ii) a $82.0 million realized loss on investments representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. These losses were partially offset by a $0.2 million gain on investments recorded in connection with the sale of our entire interest in three commercial loans secured by properties in Europe and a partial interest in one commercial loan secured by property located in London, UK. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 5 - Real Estate Owned" for additional detail.

Gain on Extinguishment of Debt

During the six months ended June 30, 2023, we repurchased $43.9 million aggregate principal amount of the 2023 Notes. As a result of this transaction, we recognized a $0.5 million gain on extinguishment of debt. We repaid the remaining principal of the 2023 Notes in full during the fourth quarter of 2023.

Increase in Specific CECL Allowance, net

During the six months ended June 30, 2024, we recorded an increase in our Specific CECL Allowance of $149.5 million, related to two of our subordinate loans. During the three months ended March 31, 2024, we recorded a $142.0 million Specific CECL Allowance related to a mezzanine loan secured by an ultra-luxury residential property in Manhattan, NY, primarily attributable to a reduction in list pricing of remaining units and slower sales pace at the property. During the three months ended June 30, 2024, we recorded a Specific CECL Allowance of $7.5 million on a subordinate loan secured by our interest in a Class A office building in Troy, MI, attributable to low occupancy and limited leasing activity in the property's submarket.

During the six months ended June 30, 2023, we recorded a net increase to our Specific CECL Allowance of $59.5 million. We recorded a $141.5 million Specific CECL Allowance related to two mezzanine loans secured by the same ultra-luxury residential property in Manhattan, NY. As of June 30, 2023, $82.0 million related to the most junior mezzanine loan was deemed unrecoverable. Accordingly, $82.0 million of previously recorded Specific CECL was written-off and recorded as a realized loss within net realized loss on investments in our June 30, 2023 condensed consolidated statement of operations.

Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Increase in General CECL Allowance, net

For the six months ended June 30, 2024, we recorded a net increase in our General CECL Allowance of $8.4 million. The increase was primarily driven by new loan originations as well as a more adverse macroeconomic outlook. The increase was partially offset by the favorable impacts of portfolio seasoning.

During the six months ended June 30, 2023, we recorded a net increase in our General CECL Allowance of $6.5 million primarily driven by an increase in our view of the remaining expected term of certain of our loans and a more adverse macroeconomic outlook, which was partially offset by the effects of portfolio seasoning.

Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Foreign currency translation loss and gain on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for both the six months ended June 30, 2024 and six months ended June 30, 2023 was a net gain of $8.9 million.

During the six months ended June 30, 2024, the GBP rate and the EUR rate fell in relation to USD while both rates rose during the six months ended June 30, 2023. The decrease in Fx rates during the six months ended June 30, 2024 resulted in a gain on our foreign currency forward contracts and a loss related to foreign currency translation. The increase in Fx rates during the six months ended June 30, 2023 resulted in a loss on our foreign currency forward contracts and a gain related to foreign currency translation. The net gain both for the six months ended June 30, 2024 and the six months ended June 30, 2023 was due to lower forward point estimates.

Gain (loss) on interest rate hedges

During the six months ended June 30, 2024, we recorded a net gain of $0.5 million on our interest rate hedges or caps. The net gain was primarily driven by a $1.1 million realized gain recorded in relation to our construction financing interest rate cap, which we purchased in September 2023. The realized gain is attributable to SOFR exceeding the interest rate cap's strike rate. Additionally, we recorded a partially offsetting unrealized loss of $0.6 million, driven by a decrease in the interest rate cap's fair value, as it approaches its maturity.

During the six months ended June 30, 2023, we recorded a net loss of $0.1 million on our interest rate cap related to our 2026 Term Loan. Though we recorded a realized gain of $9.1 million driven by an increase in LIBOR over the cap strike rate, this gain was offset by unrealized losses of $9.2 million, resulting from a decrease in the interest rate cap's fair value as it reached its June 2023 maturity.

Refer to "Note 11 - Derivatives" for full discussion of interest rate caps.

Income tax provision

During the six months ended June 30, 2024, we recorded an income tax provision of $0.2 million. Comparatively, we did not record an income tax provision for the six months ended June 30, 2023. The income tax provision recorded during the six months ended June 30, 2024 reflects our expectations of aggregate projected taxable income of one of our TRS entities for the taxable year ending December 31, 2024.

Subsequent Events

Refer to "Note 21 - Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2024.

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

For the three and six months ended June 30, 2024, our Distributable Earnings were $49.4 million, or $0.35 per share, and $99.8 million, or $0.69 per share, respectively, as compared to ($15.9) million, or ($0.11) per share, and $53.3 million, or $0.37 per share, respectively, for the same period in the prior year.

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

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-Averages	Shares	Shares	Shares	Shares
Diluted shares - GAAP	140,611,532	141,341,238	141,154,140	141,207,597
Potential shares issued under conversion of the Convertible Notes	—	—	—	—
Unvested RSUs, net(1)	2,342,992	2,849,286	2,733,740	3,034,394
Diluted shares - Distributable Earnings	142,954,524	144,190,524	143,887,880	144,241,991

(1)
Unvested RSUs are net of incremental shares assumed repurchased under the treasury stock method, if dilutive. There were 172,857 and no incremental shares included in the three and six months ended 2024, respectively. For 2023, the weighted-average diluted shares for GAAP were determined using the if-converted method.

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

During the three months ended June 30, 2024, we sold a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI. The loan was previously classified as held for sale and was sold at a price of 99.5%. We recorded a realized loss of $0.7 million within realized loss on investments on our condensed consolidated statement of operations for the three and six months ended June 30, 2024. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

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

The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to net realized loss on investments and realized gain on extinguishment of debt ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) available to common stockholders	$32,717	$(86,468)	$(74,875)	$(40,620)
Adjustments:
Equity-based compensation expense	4,157	4,377	8,345	8,735
Loss (gain) on foreign currency forwards	(6,377)	17,116	(29,775)	31,251
Foreign currency loss (gain), net	1,362	(21,557)	20,925	(40,191)
Unrealized loss on interest rate cap	457	4,328	651	9,141
Realized gains relating to interest income on foreign currency hedges, net	1,314	2,341	2,410	7,074
Realized gains relating to forward points on foreign currency hedges, net	3,855	76	7,236	5,677
Depreciation and amortization on real estate owned	2,287	2,202	6,943	6,188
Increase in current expected credit loss allowance, net	10,258	61,648	157,942	66,038
(Reversal of) valuation allowance, loan held for sale	(679)	—	—	—
Gain on extinguishment of debt	—	(252)	—	(465)
Net realized loss on investments	679	81,980	679	86,604
Total adjustments:	17,313	152,259	175,356	180,052
Distributable Earnings prior to net realized loss on investments and gain on extinguishment of debt	$50,030	$65,791	$100,481	$139,432
Net realized loss on investments	$(679)	$(81,980)	$(679)	$(86,604)
Gain on extinguishment of debt	—	252	—	465
Distributable Earnings	$49,351	$(15,937)	$99,802	$53,293
Diluted Distributable Earnings per share prior to net realized loss on investments and gain on extinguishment of debt	$0.35	$0.46	$0.70	$0.97
Diluted Distributable Earnings per share of common stock	$0.35	$(0.11)	$0.69	$0.37
Weighted-average diluted shares - Distributable Earnings	142,954,524	144,190,524	143,887,880	144,241,991

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2024	December 31, 2023
Stockholders' Equity	$1,997,048	$2,208,733
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$1,827,788	$2,039,473
Common Stock	138,438,433	141,358,605
Book value per share	$13.20	$14.43

The following table shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2023	$14.43
General CECL Allowance and accumulated depreciation	0.30
Book value per share at December 31, 2023 prior to General CECL Allowance	$14.73
Diluted Distributable Earnings per share prior to net realized loss on investments	0.70
Impact of share repurchases	0.11
Net increase in Specific CECL Allowance	(1.06)
Common dividends declared	(0.70)
Vesting and delivery of RSUs	(0.13)
Net loss on currency and interest rate hedges(1)	(0.01)
Other(2)	(0.02)
Book value per share at June 30, 2024 prior to General CECL Allowance and accumulated depreciation	$13.62
General CECL Allowance and accumulated depreciation	(0.42)
Book value per share at June 30, 2024	$13.20

(1)
Includes net unrealized loss on forward currency contracts and interest hedges, and realized gain on forward currency contracts related to principal outside impact of forward points.
(2)
Includes realized loss on sale of a commercial mortgage.

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
•
no more than 20% of our net equity (on a consolidated basis) will be invested in any single investment at the time of the investment; in determining compliance with the investment guidelines, the amount of the investment is the net equity in the investment (gross investment less amount of third-party financing) plus the amount of any recourse on the financing secured by the investment; and
•
until appropriate investments can be identified, the Manager may invest the proceeds of any offering in interest bearing, short-term investments, including money market accounts and/or funds, that are consistent with our intention to qualify as a REIT.

The board of directors must approve any change in or waiver to these investment guidelines.

Investment Activity

During the six months ended June 30, 2024, we committed $504.6 million of capital to new loans ($495.3 million was funded at closing), and provided $437.8 million of add-on fundings, including $212.9 million to a first mortgage loan secured by a portfolio of pubs across the United Kingdom, that was originated in December 2023. During the six months ended June 30, 2024, we received $758.9 million in loan repayments and sales.

Loan Portfolio Overview

Loan Portfolio Details

The following table sets forth certain information regarding our loan portfolio as of June 30, 2024 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted-Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$7,909,125	8.7%	9.3%	$5,639,676	7.3%	$2,269,449
Subordinate loans, net	384,777	0.7%	0.7%	—	—	384,777
Total/Weighted-Average	$8,293,902	8.3%	8.9%	$5,639,676	7.3%	$2,654,226

(1)
Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of June 30, 2024 on the floating rate loans.
(2)
Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)
Gross of deferred financing costs of $10.8 million.
(4)
Cost of funds includes weighted-average spread and applicable benchmark rates as of June 30, 2024 on secured debt arrangements.
(5)
Represents loan portfolio at amortized cost less secured debt outstanding.

The following table provides loan-by-loan details of our commercial mortgage loan portfolio and subordinate loan portfolio as of June 30, 2024 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Hotel	3	10/2019	$266	$17		Y	08/2024	Various, Spain
2	Hotel	3	12/2023	265	—			12/2028	Various, Europe
3	Hotel	3	11/2021	229	9		Y	11/2026	Various, UK/Ireland
4	Hotel	3	05/2022	195	10		Y	06/2027	Napa Valley, CA
5	Hotel	3	07/2021	179	1			08/2026	Various, US
6	Hotel	3	11/2021	165	—			12/2026	St. Thomas, USVI
7	Hotel	3	09/2015	140	—			12/2026	Manhattan, NY
8	Hotel	3	06/2024	131	—			06/2029	St. Petersburg, FL
9	Hotel	3	06/2024	105	9			07/2029	Brooklyn, NY
10	Hotel	3	06/2022	98	—			06/2025	Rome, Italy
11	Hotel	3	10/2021	92	—			11/2026	New Orleans, LA
12	Hotel	3	05/2019	46	—			12/2025	Chicago, IL
13	Hotel	2	12/2015	42	—			08/2026	St. Thomas, USVI
14	Hotel	3	02/2018	27	—			11/2024	Pittsburgh, PA
15	Office	2	02/2022	390	242	Y		02/2027	London, UK
16	Office	3	03/2022	249	17		Y	04/2027	Manhattan, NY
17	Office	3	01/2020	220	32		Y	03/2028	Long Island City, NY
18	Office	3	06/2019	214	—			08/2026	Berlin, Germany
19	Office	3	02/2020	174	5			02/2025	London, UK
20	Office	3	02/2022	158	—			06/2025	Milan, Italy
21	Office	3	11/2022	100	—			01/2025	Chicago, IL
22	Office	4	03/2018	78	—		Y	01/2026	Chicago, IL
23	Retail	3	04/2022	480	24			04/2027	Various, UK
24	Retail	3	10/2021	411	—			10/2026	Various, UK
25	Retail	3	08/2019	250	—		Y	09/2025	Manhattan, NY
26	Retail	3	05/2022	124	—			06/2027	Various, US
27	Retail(1)	5	11/2014	99	—			09/2025	Cincinnati, OH
28	Residential	3	12/2021	228	11			12/2026	Various, UK
29	Residential	3	03/2023	165	—			04/2026	Various, US
30	Residential	3	04/2024	156	—			05/2029	Emeryville, CA
31	Residential	3	06/2024	99	—			07/2029	Various, UK
32	Residential	3	05/2022	94	—			06/2027	Manhattan, NY
33	Residential	3	05/2021	76	—			05/2027	Cleveland, OH
34	Residential	2	12/2021	24	—			01/2027	Manhattan, NY
35	Mixed Use	3	12/2019	322	8	Y	Y	08/2025	London, UK
36	Mixed Use	3	03/2022	146	31		Y	03/2027	Brooklyn, NY
37	Mixed Use	3	12/2019	44	—			07/2024	London, UK
38	Healthcare	4	03/2022	342	—			03/2027	Various, MA
39	Healthcare	3	10/2019	159	—			10/2024	Various, UK
40	Industrial	3	03/2021	233	—			05/2026	Various, Sweden
41	Pubs	3	12/2023	210	—		Y	01/2029	Various, UK
42	Caravan Parks	3	02/2021	203	—			02/2028	Various, UK
43	Parking Garages	3	05/2021	193	—			05/2026	Various, US
44	Portfolio(3)	3	06/2021	190	19			06/2026	Various, Germany
45	Urban Predevelopment	3	12/2022	132	2			01/2026	Miami, FL
	General CECL Allowance			(34)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.0		$7,909	$437			2.4 Years

Subordinate Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(2)	3	06/2015	$261	—			11/2025	Manhattan, NY
2	Residential(2)	3	08/2022	74	—			11/2025	Manhattan, NY
3	Residential(1)(2)	5	05/2020	28	—			11/2025	Manhattan, NY
4	Hotel	2	06/2015	23	—			07/2025	Phoenix, AZ
5	Office(1)	5	08/2017	—	—			09/2024	Troy, MI
	General CECL Allowance			(1)
	Subtotal / Weighted-Average Subordinate Loans	3.1		$385	$—			1.3 Years
	Total / Weighted-Average Loan Portfolio(4)	3.0		$8,294	$437			2.3 Years

(1)
Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(2)
Loans are secured by the same property.
(3)
Includes portfolio of office, industrial, and retail property types.
(4)
Total may not foot due to rounding.

Our average asset and debt balances for the six months ended June 30, 2024 were ($ in thousands):

	Average month-end balances for the six months ended June 30, 2024
Description	Assets	Related debt
Commercial mortgage loans, net	$7,965,160	$5,501,595
Commercial mortgage loan, held for sale	68,073	47,843
Subordinate loans, net	615,810	—

Portfolio Management

Our portfolio benefits from our core investment strategy whereby we target assets that are secured by institutional quality real estate throughout the United States and Europe. As discussed in Item 1. "Business—Investment Strategy" in our most recent Annual Report on Form 10-K, the Manager has implemented underwriting standards which place a particular emphasis on due diligence of prospective investments' sponsors and borrowers, as well as assessment of the risk/return profile and appropriate structure of each investment opportunity. As of June 30, 2024, our portfolio's weighted-average origination LTV ratio was 58%, excluding risk-rated five loans. This reflects significant equity value which we believe our loan sponsors would be committed to protect during periods of volatility and market disruption.

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

In addition to ongoing asset management, as further described in "Note 4—Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" to our condensed consolidated financial statements, we perform a quarterly review of our portfolio whereby each loan is assigned a risk rating of "1" through "5," from less risk to greater risk, respectively. This analysis includes assessment of loans based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. In performing the analysis with respect to each loan, these various factors are assessed holistically, with a focus on their interplay, whereby no single factor on its own (whether quantitative or qualitative) is given more weight in the assessment or is prescriptive as to which specific risk rating is assigned to a specific loan. We apply these various factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. As of June 30, 2024, the weighted-average risk rating of the loan portfolio was 3.0.

The following table presents the carrying value of our loans by internal risk rating as of June 30, 2024 ($ in thousands):

Risk Rating	Number of Loans	Total	% of Portfolio
1	—	$—	— %
2	4	479,843	5.8%
3	41	7,302,939	87.7%
4	2	420,049	5.0%
5	3	126,390	1.5%
Total	50	$8,329,221	100.0%
General CECL Allowance(1)		(35,319)
Total carrying value, net		$8,293,902

(1)
$3.6 million of the General CECL Allowance for 2024 is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

At June 30, 2024, our debt-to-equity ratio was 3.4 and our portfolio was comprised of $7.9 billion of commercial mortgage loans and $0.4 billion of subordinate loans. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio:

	June 30, 2024	December 31, 2023
Debt to Equity Ratio (1)	3.4	3.0

(1)
Represents total debt less cash and loan proceeds held by servicer (recorded with Other Assets, see "Note 6 - Other Assets" for more information) to total stockholders' equity.

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

Our current debt obligations consist of $1.3 billion, at face value, of corporate debt, $5.6 billion of asset specific financings, and $235.4 million of debt related to real estate owned. Our corporate debt includes $765.3 million of term loan borrowings and $500.0 million of senior secured notes. Our asset specific financings are generally tied to the underlying loans, and we anticipate repayments of $1.2 billion of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.

In addition to our debt obligations, as of June 30, 2024, we had $436.6 million of unfunded loan commitments. We expect that approximately $423.1 million will be funded to existing borrowers in the short term.

As of June 30, 2024, we had $174.7 million of cash on hand and held approximately $507.2 million of unencumbered assets, consisting of $45.7 million of senior mortgage loans, $385.9 million of mezzanine loans, and $75.6 million of real estate owned.

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

Borrowings Under Various Financing Arrangements

The following table summarizes the outstanding balances and maturities for our various financing arrangements:

	June 30, 2024		December 31, 2023
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured Credit Facilities	3,529,115	September 2026	$3,247,652	June 2026
Barclays Private Securitization(3)	2,093,561	July 2026	2,157,157	June 2026
Revolving Credit Facility	17,000	March 2026	147,000	February 2025
Total Secured Debt Arrangements	5,639,676		5,551,809
Senior Secured Term Loans	765,250	January 2027	769,250	January 2027
Senior Secured Notes	500,000	June 2029	500,000	June 2029
Total Borrowings	$6,904,926		$6,821,059

(1)
Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)
Maturity dates represent weighted-average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)
As of June 30, 2024, we had £1.0 billion, €563.2 million, and kr2.0 billion ($2.1 billion assuming conversion into USD) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.

Secured Credit Facilities

As of June 30, 2024, we had nine secured credit counterparties through wholly-owned subsidiaries. During the six months ended June 30, 2024, we entered into a new secured credit facility with Goldman Sachs. The facility is secured by a first mortgage loan on a European portfolio of pubs and provides £125.6 million ($158.9 million in USD) of additional borrowing capacity. Additionally, during the six months ended June 30, 2024, we upsized the Atlas Facility by $113.5 million and the Barclays facility by $300.0 million. Furthermore, we have repaid the full amount of borrowings outstanding on both the Goldman Sachs USD and Santander EUR facilities.

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

Senior Secured Term Loans

In May 2019, we entered into the $500.0 million 2026 Term Loan and in March 2021, we entered into the $300.0 million 2028 Term Loan. The outstanding Term Loans principal balance as of June 30, 2024 and December 31, 2023 was $765.3 million and $769.3 million, respectively.

Refer to "Note 8 - Senior Secured Term Loans, Net" of our condensed consolidated financial statements for additional disclosure regarding our 2026 Term Loan and 2028 Term Loan.

Senior Secured Notes

In June 2021, we issued $500.0 million of the 4.625% 2029 Notes, for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes had a carrying value of $496.0 million and $495.6 million, net of deferred financing costs of $4.0 million and $4.4 million, as of June 30, 2024 and December 31, 2023, respectively.

Refer to "Note 9 - Senior Secured Notes, Net" of our condensed consolidated financial statements for additional disclosure regarding our 2029 Notes.

Debt Related to Real Estate Owned

In August 2022, we obtained $164.8 million in construction financing on the Brooklyn Development property when we acquired legal title of the property. As of June 30, 2024, the construction financing had a carrying value of $163.1 million, net of $2.6 million in deferred financing costs.

In June 2024, we obtained a $73.7 million mortgage secured by our the D.C. Hotel property. As of June 30, 2024, the mortgage loan had a carrying value of $72.3 million, net of $1.4 million in deferred financing costs.

Refer to "Note 5 - Real Estate Owned" of our condensed consolidated financial statements for additional disclosure regarding our debt related to real estate owned.

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

As of June 30, 2024 and December 31, 2023, we had 6,770,393 shares of our Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.

The following table details our dividend activity:

	Three Months Ended June 30,		Six Months Ended June 30,
Dividends declared per share of:	2024	2023	2024	2023
Common Stock	$0.35	$0.35	$0.70	$0.70
Series B-1 Preferred Stock	$0.45	$0.45	$0.90	$0.90

Repurchases of Equity Securities

In March 2020, our board of directors approved a stock repurchase program for up to $150.0 million of our common stock and in February 2021, approved the repurchase of an additional $150.0 million of our common stock. During the three and six months ended June 30, 2024, we repurchased 3,723,772 shares of our common stock under this program at a weighted-average price of $10.16 per share.

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

Real Estate Owned (and Related Debt)

In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or deed-in-lieu of foreclosure. Foreclosed properties are classified as real estate owned and recognized at fair value on our condensed consolidated balance sheets in accordance with the acquisition method under ASC 805. Real estate assets acquired may include land, building, FF&E, and intangible assets. In accordance ASC 820, we may utilize the income, market or cost approach (or combination thereof) to determine fair value.

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

At times we may classify real estate assets as held for sale in the period in which they meet the criteria under ASC 360 as discussed in "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements of our most recent Annual Report on Form 10-K. Once a real estate asset is classified as held for sale, depreciation is no longer recorded, and the asset is reported at the lower of its carrying value or fair value less cost to sell. The fair value of real estate assets classified as held for sale is determined using the appropriate methodologies noted in the preceding paragraph and the real estate asset's fair value is subject to uncertainty, as the actual sales price of the real estate asset could differ from those assumed in our valuations.

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

We adjust our determined annual historical loss rate based on our outlook of the macroeconomic environment, for a reasonable and supportable forecast period. Selection of a forecast period is a matter of judgment and our General CECL Allowance is sensitive to this input.

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

To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our portfolio of financial assets against the effects of major interest rate changes. We generally seek to manage this risk by:

•
attempting to structure our financing agreements to have a range of different maturities, terms, amortization and interest rate adjustment periods;
•
using hedging instruments and interest rate swaps, when we deem appropriate; and
•
to the extent available and appropriate, using securitization financing to better match the maturity of our financing with the duration of our assets.

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following June 30, 2024, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity(1)	Increase to net interest income (2)(3)	Increase to net interest income (per share) (2)(3)	Decrease to net interest income (2)(3)	Decrease to net interest income (per share) (2)(3)
USD	$(351,425)	$(1,757)	$(0.01)	$1,757	$0.01
GBP	761,258	3,221	0.02	(3,221)	(0.02)
EUR	357,183	1,786	0.01	(1,786)	(0.01)
SEK	46,867	234	—	(234)	—
Total:	$813,883	$3,484	$0.02	$(3,484)	$(0.02)

(1)
Excludes floating rate loans on non-accrual
(2)
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
(3)
Certain of our floating rate loans are subject to index floors.

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

During the period ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company's repurchases of common stock during the three months ended June 30, 2024 ($ in thousands, except per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2024	-	$—	-	$—
May 1 - May 31, 2024	3,246,504	10.19	3,246,504	139,227
June 1 - June 30, 2024	477,268	9.98	477,268	134,463
Total	3,723,772	$10.16	3,723,772	$134,463

(1)
On March 16, 2020, the Company announced that the board of directors approved a stock repurchase program to authorize the Company to repurchase up to an aggregate of $150.0 million of the Company's common stock. This repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. This $150.0 million program replaced the previous program authorized in November 2013, which was terminated. On February 9, 2021, the Company's board of directors authorized the Company to repurchase up to an additional $150.0 million of common stock under this repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On June 6, 2024, Stuart Rothstein, President and Chief Executive Officer of the Company and member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan provides for the sale of up to 119,522 shares of the Company's common stock and up to 150,960 shares of the Company's common stock underlying outstanding restricted stock unit awards held by Mr. Rothstein (net of shares withheld to satisfy the minimum tax withholding obligations in connection with settlement of such outstanding awards). The plan provides for sales in several tranches with the first commencing on November 15, 2024 and sales continuing through December 31, 2025.

Item 6. Exhibits and Financial Statement Schedules.

3.1	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant's Form S-11, as amended (Registration No. 333-160533).

3.2	Amended and Restated Bylaws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-Q filed on April 29, 2024 (File No.: 001-34452).

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

Apollo Commercial Real Estate Finance, Inc.

August 6, 2024	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

August 6, 2024	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)