Form 10-Q
period 2024-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2024-10-30
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, there were 138,174,636 shares, $0.01 par value per share, of the registrant's common stock issued and outstanding.

See notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share data)

	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$194,287	$225,438
Commercial mortgage loans, net(1)(3)	7,456,389	7,925,359
Subordinate loans, net(2)(3)	374,222	432,734
Real estate owned, held for investment, net(4) (net of $20,883 and $10,404 accumulated depreciation in 2024 and 2023, respectively)	708,478	519,498
Other assets	364,136	85,623
Derivative assets, net	577	29,425
Assets related to real estate owned, held for sale	—	78,653
Total Assets	$9,098,089	$9,296,730
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$5,513,945	$5,538,476
Senior secured term loans, net	755,441	759,150
Senior secured notes, net	496,233	495,637
Debt related to real estate owned, held for investment, net	278,837	161,562
Accounts payable, accrued expenses and other liabilities(5)	165,850	120,334
Derivative liabilities, net	10,592	—
Payable to related party	8,803	9,553
Liabilities related to real estate owned, held for sale	—	3,285
Total Liabilities	7,229,701	7,087,997
Commitments and Contingencies (see Note 18)
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2024 and 2023 (see Note 17)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 138,169,164 and 141,358,605 shares issued and outstanding in 2024 and 2023, respectively	1,382	1,414
Additional paid-in-capital	2,691,776	2,727,488
Accumulated deficit	(824,838)	(520,237)
Total Stockholders' Equity	1,868,388	2,208,733
Total Liabilities and Stockholders' Equity	$9,098,089	$9,296,730

(1)
Includes carrying value of $7,456,389 and $7,691,141 pledged as collateral under secured debt arrangements in 2024 and 2023, respectively.
(2)
Includes carrying value of $232,817 as collateral under secured debt arrangements in 2023.
(3)
Net of $376,692 and $219,482 CECL Allowances comprised of $342,500 and $193,000 Specific CECL Allowance and $34,192 and $26,482 General CECL Allowance in 2024 and 2023, respectively.
(4)
Includes $76,179 and $154,048 pledged as collateral under secured debt arrangements in 2024 and 2023, respectively.
(5)
Includes $3,850 and $4,017 of General CECL Allowance related to unfunded commitments on commercial mortgage loans and subordinate loans, net in 2024 and 2023, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest income:
Interest income from commercial mortgage loans	$179,921	$180,441	$543,025	$520,712
Interest income from subordinate loans and other lending assets	1,210	1,599	2,901	16,416
Interest expense	(134,088)	(121,817)	(390,447)	(342,963)
Net interest income	$47,043	$60,223	$155,479	$194,165
Revenue from real estate owned operations	24,530	20,934	77,737	66,273
Total net revenue	$71,573	$81,157	$233,216	$260,438
Operating expenses:
General and administrative expenses (includes equity-based compensation of $4,165 and $12,510 in 2024 and $4,356 and $13,091 in 2023, respectively)	$(7,547)	$(7,664)	$(22,408)	$(22,150)
Management fees to related party	(8,801)	(9,518)	(27,395)	(28,425)
Operating expenses related to real estate owned	(19,879)	(18,950)	(61,539)	(52,917)
Depreciation and amortization on real estate owned	(2,342)	(1,020)	(9,285)	(7,208)
Total operating expenses	$(38,569)	$(37,152)	$(120,627)	$(110,700)
Other income, net	$1,573	$1,465	$2,784	$4,537
Decrease (increase) in current expected credit loss allowance, net	899	5,833	(157,043)	(60,205)
Foreign currency translation gain (loss)	60,102	(44,165)	39,177	(3,974)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of ($57,621) and ($38,657) in 2024 and $28,244 and ($27,709) in 2023, respectively)	(59,535)	39,490	(29,760)	8,239
Gain (loss) on interest rate hedging instruments (includes unrealized gains (losses) of ($562) and ($1,213) in 2024 and ($70) and ($9,211) in 2023, respectively)	(14)	(70)	436	(122)
Net realized loss on investments	(127,512)	—	(128,191)	(86,604)
Gain on extinguishment of debt	—	30	—	495
Net income (loss) before taxes	$(91,483)	$46,588	$(160,008)	$12,104
Income tax provision	(66)	(517)	(280)	(517)
Net income (loss)	$(91,549)	$46,071	$(160,288)	$11,587
Preferred dividends	(3,068)	(3,068)	(9,204)	(9,204)
Net income (loss) available to common stockholders	$(94,617)	$43,003	$(169,492)	$2,383
Net income (loss) per share of common stock:
Basic	$(0.69)	$0.30	$(1.23)	$—
Diluted	$(0.69)	$0.30	$(1.23)	$—
Basic weighted-average shares of common stock outstanding	138,246,827	141,350,428	140,177,962	141,255,730
Diluted weighted-average shares of common stock outstanding	138,246,827	141,350,428	140,177,962	141,255,730
Dividend declared per share of common stock	$0.25	$0.35	$0.95	$1.05

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2024	6,770,393	$68	141,358,605	$1,414	$2,727,488	$(520,237)	$2,208,733
Capital increase (decrease) related to Equity Incentive Plan	—	—	738,110	7	(3,093)	—	(3,086)
Net Loss	—	—	—	—	—	(104,524)	(104,524)
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(50,620)	(50,620)
Balance at March 31, 2024	6,770,393	$68	142,096,715	$1,421	$2,724,395	$(678,449)	$2,047,435
Capital increase related to Equity Incentive Plan	—	—	65,490	1	4,147	—	4,148
Repurchase of common stock	—	—	(3,723,772)	(37)	(37,882)	—	(37,919)
Net Income	—	—	—	—	—	35,785	35,785
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(49,333)	(49,333)
Balance at June 30, 2024	6,770,393	$68	138,438,433	$1,385	$2,690,660	$(695,065)	$1,997,048
Capital increase related to Equity Incentive Plan	—	—	20,364	—	4,002	—	4,002
Repurchase of common stock	—	—	(289,633)	(3)	(2,886)	—	(2,889)
Net Loss	—	—	—	—	—	(91,549)	(91,549)
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(35,156)	(35,156)
Balance at September 30, 2024	6,770,393	$68	138,169,164	$1,382	$2,691,776	$(824,838)	$1,868,388

See notes to unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2023	6,770,393	$68	140,595,995	$1,406	$2,716,907	$(363,877)	$2,354,504
Capital increase (decrease) related to Equity Incentive Plan	—	—	670,044	7	(2,352)	—	(2,345)
Net income	—	—	—	—	—	48,916	48,916
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(50,446)	(50,446)
Balance at March 31, 2023	6,770,393	$68	141,266,039	$1,413	$2,714,555	$(368,475)	$2,347,561
Capital increase related to Equity Incentive Plan	—	—	77,138	—	4,365	—	4,365
Net loss	—	—	—	—	—	(83,400)	(83,400)
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(50,467)	(50,467)
Balance at June 30, 2023	6,770,393	$68	141,343,177	$1,413	$2,718,920	$(505,410)	$2,214,991
Capital increase related to Equity Incentive Plan	—	—	9,956	1	4,250	—	4,251
Net income	—	—	—	—	—	46,071	46,071
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(50,463)	(50,463)
Balance at September 30, 2023	6,770,393	$68	141,353,133	$1,414	$2,723,170	$(512,870)	$2,211,782

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(160,288)	$11,587
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium and payment-in-kind interest	(22,023)	(24,928)
Amortization of deferred financing costs	13,400	11,609
Equity-based compensation	12,510	13,091
Increase in current expected credit loss allowance, net	157,043	60,205
Foreign currency loss (gain)	(34,803)	21,027
Unrealized loss on foreign currency contracts	38,657	27,709
Unrealized loss on interest rate hedging instruments	1,213	9,211
Depreciation and amortization on real estate owned	9,285	7,208
Gain on extinguishment of debt	—	(495)
Net realized loss on investment	128,191	86,604
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	—	15,407
Other assets	(14,676)	(2,092)
Payment for interest rate cap	(429)	(2,317)
Accounts payable, accrued expenses and other liabilities	22,995	9,404
Payable to related party	(750)	(213)
Net cash provided by operating activities	$150,325	$243,017
Cash flows from investing activities:
New funding of commercial mortgage loans	(955,328)	(181,017)
Add-on funding of commercial mortgage loans	(490,864)	(264,769)
Add-on funding of subordinate loans	(39,883)	(77,027)
Proceeds received from the repayment and sale of commercial mortgage loans	1,580,003	749,716
Proceeds received from the repayment of subordinate loans and other lending assets	23,122	75,170
Origination fees, other fees, and cost recovery proceeds received on commercial mortgage loans, and subordinate loans, net	34,468	9,191
Decrease in collateral related to derivative contracts, net	(37,370)	(39,360)
Capital expenditures on real estate assets	(123,275)	(47,187)
Cash received from hotel title assumption	—	569
Net cash provided by (used in) investing activities	$(9,127)	$225,286
Cash flows from financing activities:
Proceeds from secured debt arrangements	1,683,234	356,333
Proceeds related to financing on real estate owned	117,572	—
Repayments of secured debt arrangements	(1,752,492)	(508,245)
Repayments of senior secured term loan principal	(6,000)	(6,000)
Repayments and repurchases of convertible notes	—	(53,442)
Payment of deferred financing costs	(9,895)	(7,189)
Payment of withholding tax on RSU delivery	(7,446)	(6,820)
Repurchase of common stock	(40,809)	—
Dividends on common stock	(150,793)	(151,556)
Dividends on preferred stock	(9,204)	(9,204)
Net cash used in financing activities	$(175,833)	$(386,123)

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited) (Continued)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Net increase (decrease) in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	$(34,635)	$82,180
Decrease in cash classified within assets related to real estate owned, held for sale	577	3,376
Net increase (decrease) in cash and cash equivalents	$(34,058)	$85,556
Cash and cash equivalents beginning of period	225,438	222,030
Effects of foreign currency translation on cash and cash equivalents	2,907	259
Cash and cash equivalents end of period	$194,287	$307,845
Supplemental disclosure of cash flow information:
Interest paid	$374,071	$316,819
Income tax paid	34	795
Change in secured debt repayments pending servicer remittance	73,278	—
Change in loan proceeds held by servicer	99,498	129,670
Supplemental disclosure of non-cash investing and financing activities:		.
Dividend declared, not yet paid	$38,224	$53,531
Change in participation sold	—	(25,130)
Assumption of real estate	—	75,000
Assumption of other assets related to real estate owned	—	2,827
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	—	(3,396)
Transfer of assets to assets related to real estate owned, held for sale	—	79,021
Transfer of assets related to real estate owned, held for sale to assets related to real estate owned held for investment, net	70,688	151,676
Transfer of assets related to real estate owned, held for sale to other assets	2,280	4,357
Transfer of liabilities to liabilities related to real estate owned, held for sale	—	1,438
Transfer of liabilities related to real estate owned, held for sale to accounts payable, accrued expenses and other liabilities	3,937	7,163
Transfer of commercial mortgage loan to other assets	159,667	—
Restructuring of commercial mortgage loan to subordinate loan	74,304	—

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.

We currently operate in one reporting segment.

Equity Method Investments

We account for investments in entities under the equity method of accounting where we exercise significant influence over the entity but do not meet the requirements for consolidation. Equity method investments, for which we have not elected a fair value option, are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. We classify distributions received from equity method investees using the cumulative earnings approach. Distributions received up to the cumulative earnings from each equity method investee, including distributions of operating profits, are considered returns on investment and are presented within "Cash flows from operating activities" in our condensed consolidated statement of cash flows. Distributions in excess of cumulative earnings, including those in excess of operating profits, are considered returns of investment and are presented within "Cash flows from investing activities" in our condensed consolidated statement of cash flows.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. We do not expect a material impact upon adoption.

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

The fair values of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rates of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate caps are classified as Level II in the fair value hierarchy and manage our exposure to variable cash flows on certain of our borrowings. As of September 30, 2024, we held two interest rate caps: one related to financing on a full service luxury hotel in Washington D.C. ("D.C. Hotel") which was purchased on June 13, 2024, and one related to our construction financing, which was purchased on September 26, 2023, and extended on September 30, 2024 to October 1, 2025. As of December 31, 2023, we held one interest rate cap related to our construction financing. Refer to "Note 5 – Real Estate Owned" and "Note 11 – Derivatives" for further detail.

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of September 30, 2024 and December 31, 2023 ($ in thousands):

	Fair Value as of September 30, 2024				Fair Value as of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$(10,592)	$—	$(10,592)	$—	$28,065	$—	$28,065
Interest rate cap assets	—	577	—	577	—	1,360	—	1,360
Total financial instruments	$—	$(10,015)	$—	$(10,015)	$—	$29,425	$—	$29,425

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

In April 2024, we sold a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI. The loan was previously classified as held for sale during the first quarter of 2024, and sold at a price of 99.5% during the second quarter of 2024. We recorded a realized loss of $0.7 million within realized loss on investments on our condensed consolidated statement of operations for the nine months ended September 30, 2024. There were no loans classified as held for sale as of September 30, 2024.

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

On March 31, 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approaches. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. During the three months ended June 30, 2023, the Atlanta Hotel's assets and liabilities were reclassified to held for sale and the fair value of the net real estate assets, less costs to sell, was in excess of our cost basis. During the three months ended March 31, 2024, we determined that the sale to a third party from whom we received an unsolicited offer was no longer probable, and we are not actively marketing the property for sale. Therefore, as of March 31, 2024, the Atlanta Hotel no longer met the criteria for held for sale and was reclassified to real estate owned, held for investment. No impairments had been recorded as of September 30, 2024 or December 31, 2023.

On August 3, 2022, we acquired legal title of a multifamily development property located in downtown Brooklyn, NY ("Brooklyn Development") through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments had been recorded as of September 30, 2024 or December 31, 2023.

On May 24, 2021, we acquired legal title to the D.C. Hotel through a deed-in-lieu of foreclosure. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan which we repaid at par. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments had been recorded as of September 30, 2024 or December 31, 2023.

Refer to "Note 5 – Real Estate Owned" for additional discussions.

Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net

Our loan portfolio was comprised of the following at September 30, 2024 and December 31, 2023 ($ in thousands):

Loan Type	September 30, 2024	December 31, 2023
Commercial mortgage loans, net(1)	$7,456,389	$7,925,359
Subordinate loans, net	374,222	432,734
Carrying value, net	$7,830,611	$8,358,093

(1)
Includes $8.3 million and $95.5 million in 2024 and 2023, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 96% and 99% floating rate loans, based on amortized cost, net of Specific CECL Allowance, as of September 30, 2024 and December 31, 2023, respectively.

Activity relating to our loan portfolio for the nine months ended September 30, 2024 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items	Specific CECL Allowance	Carrying Value, Net
December 31, 2023	$8,610,110	$(32,535)	$(193,000)	$8,384,575
New loan fundings	955,328	—	—	955,328
Add-on loan fundings(1)	530,747	—	—	530,747
Loan repayments and sale	(1,711,682)	—	—	(1,711,682)
Gain (loss) on foreign currency translation	155,874	(825)	—	155,049
Increase in Specific CECL Allowance, net	—	—	(149,500)	(149,500)
Transfer to Other Assets(2)	(159,667)	—	—	(159,667)
Realized loss on investment(3)	(137,312)	9,121	—	(128,191)
Deferred fees and other items(4)	—	(34,468)	—	(34,468)
Amortization of fees	—	22,612	—	22,612
September 30, 2024	$8,243,398	$(36,095)	$(342,500)	$7,864,803
General CECL Allowance(5)				(34,192)
Carrying value, net				$7,830,611

(1)
Represents fundings subsequent to loan closing.
(2)
Refer to "Massachusetts Healthcare" below for full discussion.
(3)
Realized loss on investment includes a $0.7 million loss on the sale of a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI in April 2024, and a realized loss of $127.5 million during the third quarter of 2024 related to Massachusetts Healthcare, discussed below, consisting of a $136.6 million write-off of principal, partially offset by $9.1 million, reflecting the cost recovery interest received to date and unamortized origination fees.
(4)
Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, and deferred origination expenses.
(5)
$3.9 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	September 30, 2024	December 31, 2023
Number of loans	45	50
Principal balance	$8,243,398	$8,610,110
Carrying value, net	$7,830,611	$8,358,093
Unfunded loan commitments(1)	$503,858	$868,582
Weighted-average cash coupon(2)	8.1%	8.3%
Weighted-average remaining fully-extended term(3)	2.5 years	2.3 years
Weighted-average expected term(4)	1.8 years	1.8 years

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
(4)
Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated five loans.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2024		December 31, 2023
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Office	$1,792,187	22.8%	$1,593,320	19.0%
Hotel	1,620,910	20.6	2,128,256	25.4
Retail	1,454,077	18.5	1,407,764	16.8
Residential	1,220,115	15.5	1,247,238	14.9
Mixed Use	433,252	5.5	679,303	8.1
Industrial	418,218	5.3	293,133	3.5
Healthcare	355,474	4.5	511,803	6.1
Other(2)	570,570	7.3	523,758	6.2
Total	$7,864,803	100.0%	$8,384,575	100.0%
General CECL Allowance(3)	(34,192)		(26,482)
Carrying value, net	$7,830,611		$8,358,093

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Other property types include pubs (2.9%), caravan parks (2.7%), and urban predevelopment (1.7%) in 2024, and caravan parks (2.4%), parking garages (2.3%) and urban predevelopment (1.5%) in 2023.
(3)
$3.9 million and $4.0 million of the General CECL Allowance for 2024 and 2023, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2024		December 31, 2023
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$3,039,991	38.6%	$2,675,097	31.9%
New York City	1,607,723	20.4	1,736,856	20.7
Other Europe(2)	1,335,497	17.0	1,686,425	20.1
Southeast	611,661	7.8	535,054	6.4
West	509,901	6.5	484,842	5.8
Midwest	408,949	5.2	522,137	6.2
Other(3)	351,081	4.5	744,164	8.9
Total	$7,864,803	100.0%	$8,384,575	100.0%
General CECL Allowance(4)	(34,192)		(26,482)
Carrying value, net	$7,830,611		$8,358,093

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Other Europe includes Germany (8.0%), Italy (2.3%), Spain (3.4%), Sweden (3.1%) and the Netherlands (0.2%) in 2024 and Germany (7.4%), Italy (4.9%), Spain (4.2%), Sweden (2.9%), Ireland (0.5%) and the Netherlands (0.2%) in 2023.
(3)
Other includes Northeast (0.1%), Mid-Atlantic (1.7%), Southwest (1.5%) and Other (1.2%) in 2024 and Northeast (5.0%), Mid-Atlantic (1.1%), Southwest (1.7%) and Other (1.1%) in 2023.
(4)
$3.9 million and $4.0 million of the General CECL Allowance for 2024 and 2023, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

2. Low risk

3. Moderate/average risk

4. High risk/potential for loss: a loan that has a risk of realizing a principal loss

5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss, or an impairment has been recorded

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of September 30, 2024 and December 31, 2023, respectively ($ in thousands):

September 30, 2024
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2024	2023	2022	2021	2020	Prior
1	—	$—	— %	$—	$—	$—	$—	$—	$—
2	2	474,460	6.0%	—	—	459,782	14,678	—	—
3	38	6,966,537	88.6%	974,717	660,811	1,795,608	1,845,346	406,909	1,283,146
4	2	297,806	3.8%	—	—	—	—	—	297,806
5	3	126,000	1.6%	—	—	—	—	27,881	98,119
Total	45	$7,864,803	100.0%	974,717	660,811	2,255,390	1,860,024	434,790	1,679,071
General CECL Allowance(2)		(34,192)
Total carrying value, net		$7,830,611
Weighted-Average Risk Rating		3.0
Gross write-offs		$—		$—	$—	$—	$—	$—	$—

December 31, 2023
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	4	478,440	5.7%	—	280,572	—	—	132,309	65,560
3	42	7,548,252	90.0%	440,720	2,426,511	2,285,902	387,323	1,465,618	542,177
4	2	88,112	1.1%	—	—	—	—	—	88,112
5	2	269,771	3.2%	—	—	—	169,881	—	99,890
Total	50	$8,384,575	100.0%	$440,720	$2,707,083	$2,285,902	$557,204	$1,597,927	$795,739
General CECL Allowance(2)		(26,482)
Total carrying value, net		$8,358,093
Weighted-Average Risk Rating		3.0
Gross write-offs		$81,890		$—	$—	$—	$—	$—	$81,890

(1)
Net of Specific CECL Allowance.
(2)
$3.9 million and $4.0 million of the General CECL Allowance for 2024 and 2023, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

The following schedule illustrates changes in CECL Allowances for the nine months ended September 30, 2024 ($ in thousands):

	Specific CECL	General CECL Allowance			Total CECL	CECL Allowance as % of Amortized Cost
	Allowance(1)	Funded	Unfunded	Total	Allowance	General(1)	Total
December 31, 2023	$193,000	$26,482	$4,017	$30,499	$223,499	0.38%	2.61%
Changes:
Allowances (Reversals), net(2)	142,000	6,076	(392)	5,684	147,684
March 31, 2024	$335,000	$32,558	$3,625	$36,183	$371,183	0.44%	4.29%
Changes:
Allowances (Reversals), net(3)	7,500	2,761	(3)	2,758	10,258
June 30, 2024	$342,500	$35,319	$3,622	$38,941	$381,441	0.47%	4.40%
Changes:
Allowances (Reversals), net(4)(5)	127,512	(1,127)	228	(899)	126,613
Write-offs(5)	(127,512)	—	—	—	(127,512)
September 30, 2024	$342,500	$34,192	$3,850	$38,042	$380,542	0.49%	4.64%

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
(4)
During the three months ended September 30, 2024, our General CECL Allowance decreased by $0.9 million primarily due to the favorable impacts of portfolio seasoning and earlier than expected loan repayments. The decrease was partially offset by the effects of loan originations and a more adverse macroeconomic outlook associated with our office portfolio.
(5)
During the three months ended September 30, 2024, we recorded an increase and write-off of $127.5 million of our Specific CECL Allowance related to our Massachusetts Healthcare Loan (as defined and discussed below). The $127.5 million write-off was recorded as a realized loss within net realized loss on investments in our September 30, 2024 condensed consolidated statement of operations.

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
(5)
During the three months ended September 30, 2023, our General CECL Allowance decreased by $5.8 million, primarily due to loan prepayments and portfolio seasoning.

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

We derive an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the third quarter of 2024 provided by a third party, Trepp LLC ("Trepp"). We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate is further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period of eight quarters. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compare the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We use projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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

Additionally, we have made an accounting policy election to exclude accrued interest from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner. As of September 30, 2024 and December 31, 2023, accrued interest receivable was $78.3 million and $72.4 million, respectively, and included within other assets on our condensed consolidated balance sheets.

Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.

The following schedule sets forth our General CECL Allowance as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Commercial mortgage loans, net	$33,355	$25,723
Subordinate loans, net	837	759
Unfunded commitments(1)	3,850	4,017
Total General CECL Allowance	$38,042	$30,499

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

The following table summarizes our risk rated five loans as of September 30, 2024, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk Rating
Mortgage	Retail(1)(2)	Cincinnati, OH	$165,119	$67,000	$98,119	Non-Accrual/ 10/1/2019	5
Mezzanine	Residential(3)	Manhattan, NY	295,881	268,000	27,881	Non-Accrual/ 7/1/2021	5
Mezzanine	Office(4)	Troy, MI	7,500	7,500	-	Non-Accrual/ 6/30/2024	5
Total			$468,500	$342,500	$126,000

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
(4)
The fair value of the office collateral was determined by applying an exit capitalization rate of 10% and a discount rate of 20%

For the nine months ended September 30, 2024, we recorded a net increase in our Specific CECL Allowance of $149.5 million. This net increase was comprised of a Specific CECL Allowance and write-off on a commercial mortgage loan and Specific CECL Allowances on two of our subordinate loans.

Massachusetts Healthcare

In March 2022, we and other Apollo-managed entities co-originated a 55% loan-to-cost first mortgage loan ("Massachusetts Healthcare Loan") secured by eight hospitals in Massachusetts. Our pro-rata interest in the commercial mortgage loan represented 41.2% of the original whole loan amount. The loan was made in connection with the capitalization of a joint venture between two parties and eight property owner subsidiaries of the joint venture (the "Borrowers") to own the hospitals which were leased to Steward Health Care ("Steward"), who served as operator. We and other Apollo-managed entities ("Apollo Co-Lenders") did not lend to Steward and do not have any involvement in Steward's operation of the hospitals or performance under the lease.

During the three months ended September 30, 2024, we ceased accruing interest on our loan and debt service payments received in July through September 2024 reduced the carrying value of our loan. During the three months ended September 30, 2024, we recorded a $127.5 million Specific CECL Allowance which was written-off on resolution of our loan during the same period. On September 4, 2024, we and Apollo Co-Lenders, through a joint venture, acquired title to one of the eight hospitals that previously secured our loan. On September 26, 2024, the hospital was taken by eminent domain by the Commonwealth of Massachusetts (the "Commonwealth"). In conjunction with this taking, we recorded a realized loss representing the difference between our allocation of the amount to be paid by the Commonwealth for the taking and our allocation of the loan related to the underlying property. We and Apollo Co-Lenders have challenged the Commonwealth's taking of the hospital by eminent domain in Massachusetts court. If our challenge is not successful, we and Apollo Co-Lenders intend to further challenge the valuation of the hospital from which the amount to be paid by the Commonwealth was determined. If successful, we and Apollo Co-Lenders may receive additional recovery of our realized losses. The amount to be paid by the Commonwealth is $21.9 million ($9.0 million attributable to ARI), while the 2024 tax assessed value of the hospital was $200.8 million. On September 30, 2024, the guarantors made a guaranty payment on the loan and Borrowers transferred the deeds of the remaining seven hospitals into escrow, thereby releasing the Borrowers from their obligation under the loan agreement. Accordingly, we wrote-off the remaining Specific CECL Allowance and recorded a realized loss representing the difference between our loan's remaining amortized cost basis and our allocation of the fair value of the seven remaining hospitals, less costs to sell, per the executed purchase and sale agreements and appraised values, where applicable, of the properties underlying the deeds in escrow. In aggregate, we recorded a $127.5 million realized loss within net realized loss on investments in our September 30, 2024 condensed consolidated statement of operations, and all Specific CECL Allowances related to our loan were written off.

As of September 30, 2024, we recorded $159.7 million in other assets on our condensed consolidated balance sheet consisting of an equity method interest in the joint venture with other Apollo-managed entities and an interest in the property deeds in escrow. We did not hold title to the underlying properties as of September 30, 2024.

Subsequently, on October 1, 2024, five of the seven hospitals were sold to third parties, and the proceeds were allocated among us and other Apollo Co-Lenders based on our pro-rata interests in the commercial mortgage loan. Refer to "Note 21 – Subsequent Events".

Michigan Office

During the three months ended June 30, 2024, we recorded a Specific CECL Allowance of $7.5 million on a subordinate loan secured by our interest in a Class A office building in Troy, MI, which was attributable to low occupancy and limited leasing activity in the property's submarket. The $7.5 million Specific CECL Allowance represents a full reserve against the loan’s amortized cost basis. The loan's risk rating was downgraded from a four to a five and the loan was moved to non-accrual status as of June 30, 2024.

As discussed further below, we recorded an additional $142.0 million Specific CECL Allowance on our Junior Mezzanine A Loan (as defined below), during the three months ended March 31, 2024.

Loan Modifications Pursuant to ASC 326

During the twelve months ended September 30, 2024, we provided the following loan modifications that require disclosure pursuant to ASC 326.

Cleveland Multifamily

In May 2021, we originated a first mortgage loan secured by a multifamily property in Cleveland, OH. In April 2024, we modified our loan to convert from a floating rate of Secured Overnight Financing Rate ("SOFR") + 3.25% to a 6.0% fixed rate, and to provide a two year term extension. These modified terms are included in the determination of our general CECL reserve for the quarter ended September 30, 2024. The loan is performing pursuant to its modified contractual terms and its risk rating remains a three as of September 30, 2024.

Manhattan Office

In March 2022, we originated a first mortgage loan secured by an office property in Manhattan, NY. In April 2024, we modified our loan to convert from a floating rate of SOFR + 3.92% to a 5.0% fixed rate. This modified term is included in the determination of our general CECL reserve for the quarter ended September 30, 2024. The loan is performing pursuant to its modified contractual terms and its risk rating remains a three as of September 30, 2024.

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

The modified loan terms as discussed above have been reflected in our calculation of CECL for the three months ended September 30, 2024. Refer to the "CECL" section above for additional information regarding our calculation of CECL Allowances.

As of September 30, 2024 and December 31, 2023, the aggregate amortized cost basis, net of Specific CECL Allowance, of these modified receivables was $700.4 million and $674.5 million, respectively, or 8.9% and 8.0% of our aggregate commercial mortgage loans and subordinate loans by amortized cost, respectively. There were unfunded commitments related to these loans of $17.3 million as of September 30, 2024 and none as of December 31, 2023.

Other Loan Activity

We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis, net of Specific CECL Allowance, for loans on non-accrual was $473.2 million and $693.7 million as of September 30, 2024 and December 31, 2023, respectively.

Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. For the three and nine months ended September 30, 2024, we received $7.0 million and $8.3 million, respectively, in interest that reduced amortized cost under the cost recovery method compared to $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively. The increase in interest recorded under the cost recovery method during the nine months ended September 30, 2024 is related to our Massachusetts Healthcare Loan discussed above.

As of September 30, 2024 and December 31, 2023, the amortized cost basis, net of Specific CECL Allowance, for loans with accrued interest past due 90 or more days was $473.2 million and $693.7 million, respectively. As of September 30, 2024 and December 31, 2023, there were no loans with accrued interest between 30 and 89 days past due.

We recognized $4.2 million and $5.1 million of pre-payment penalties and accelerated fees for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively.

During the three and nine months ended September 30, 2023, we recorded $0.5 million and $3.1 million, respectively, of interest income related to a subordinate risk retention interest in a securitization vehicle. The subordinate risk retention interest was repaid in full during the third quarter of 2023.

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

In April 2024, we sold a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI. The loan was previously classified as held for sale during the first quarter of 2024, and sold at a price of 99.5% during the second quarter of 2024. Upon selling the commercial mortgage loan, we reversed the previously recorded valuation allowance and recorded a realized loss of $0.7 million included within realized loss on investments on our condensed consolidated statement of operations for the nine months ended September 30, 2024.

During the first quarter of 2023, we sold our entire interests in three commercial mortgage loans secured by various properties in Europe, with aggregate commitments of €205.7 million ($219.0 million assuming conversion into USD, of which €115.0 million or $122.4 million assuming conversion into USD, was funded at the time of sale). Additionally, we sold a partial interest of £15.0 million ($18.2 million assuming conversion into USD) in a commercial mortgage loan secured by a mixed-use property located in London, United Kingdom. These sales were made to entities managed by affiliates of the Manager. We evaluated the transaction under ASC 860 and determined the sale of our entire interests and the sale of the partial interest met the criteria for sale accounting. In connection with these sales, we recorded a net gain of approximately $0.2 million within net realized loss on investments on our condensed consolidated statement of operations for the nine months ended September 30, 2023.

Note 5 – Real Estate Owned

Real Estate Owned, Held for Investment

As of September 30, 2024, assets and liabilities related to real estate owned, held for investment consisted of three properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., the Brooklyn Development, a multifamily development property located in downtown Brooklyn, NY, and the Atlanta Hotel, a hotel in Atlanta, GA.

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

As of September 30, 2024 and December 31, 2023, the value of net real estate assets related to the D.C. Hotel was $156.7 million and $152.4 million, respectively. As of September 30, 2024, our net real estate assets included depreciable assets of $79.4 million, net of $8.5 million in accumulated depreciation, attributable to the building, and $5.8 million, net of $5.1 million in accumulated depreciation, attributable to FF&E. As of December 31, 2023, our net real estate assets included depreciable assets of $80.5 million, net of $6.6 million in accumulated depreciation, attributable to the building, and $6.1 million, net of $3.8 million in accumulated depreciation, attributable to FF&E.

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

The carrying value of the mortgage included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheet was $72.5 million, net of $1.2 million in deferred financing costs. To manage our exposure to variable cash flows on our borrowings under this mortgage, we entered into an interest rate cap on June 13, 2024. As of September 30, 2024, the fair value of the interest rate cap was de minimis. Refer to "Note 11 – Derivatives" for full detail.

We recorded net profit from hotel operations of $0.1 million and $6.0 million for three and nine months ended September 30, 2024, respectively, and net profit of $0.5 million and $4.3 million for the three and nine months ended September 30, 2023, respectively.

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

On August 3, 2022, we acquired legal title of the property through a deed-in-lieu of foreclosure and accounted for the asset acquisition in accordance with ASC 805. At that time, our amortized cost basis in the commercial mortgage loan was $226.5 million. We recorded the real estate assumed at a fair value of $270.1 million based on the market value of the property as of the date of acquisition. We recognized a realized gain of $43.6 million, recorded within realized gain (loss) on investments on our condensed consolidated statement of operations, which reflects the difference between the fair value of the property and the carrying value of the loan at the time of acquisition. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs, including comparable sales of similar properties in the market. We capitalized construction and financing costs of $44.0 million and $121.4 million during the three and nine months ended September 30, 2024, respectively, and $17.6 million and $46.7 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, our cost basis in the property was $495.6 million and $374.2 million, respectively. As of September 30, 2024 and December 31, 2023, our cost basis included construction costs of $274.4 million and $152.9 million, respectively. There is no depreciation recorded while the property is under development.

Upon taking title, we concurrently contributed the property to a joint venture with a third-party real estate developer. The entity was deemed to be a VIE, of which we were determined to be the primary beneficiary. Through our wholly owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement. Concurrently with taking title to the property, we obtained $164.8 million in construction financing on the property. As of September 30, 2024 and December 31, 2023, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheets was $206.4 million, net of $2.3 million in deferred financing costs and $161.6 million, net of $3.2 million in deferred financing costs, respectively.

The construction financing includes a maximum commitment of $388.4 million, an interest rate of SOFR +2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $100.0 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both September 30, 2024 and December 31, 2023, we were in compliance with these covenants.

To manage our exposure to variable cash flows on our borrowings under this construction financing, we entered into an interest rate cap on September 26, 2023, and extended on September 30, 2024 for an additional year. As of September 30, 2024 and December 31, 2023, the fair value of the interest rate cap was $0.6 million and $1.4 million, respectively, and recorded within derivative assets, net on our condensed consolidated balance sheet. Refer to "Note 11 – Derivatives" for full detail.

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

On March 31, 2023, we acquired legal title of the Atlanta Hotel through a deed-in-lieu of foreclosure and determined the fair value of net real estate assets to be $75.0 million in accordance with ASC 820. The fair value of the real estate owned is categorized within Level III of the fair value hierarchy set forth by ASC 820 and includes the use of significant unobservable inputs. See "Note 3 – Fair Value Disclosure" for discussion of our non-recurring fair value measurements. Additionally, we recognized a realized loss of $4.8 million, recorded within net realized loss on investments on our condensed consolidated statement of operations. The realized loss represents the difference between the original loan's amortized cost and the fair value of the net assets acquired.

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

As of September 30, 2024, the value of net real estate assets related to the Atlanta Hotel was $68.6 million. As of September 30, 2024, our net real estate assets included depreciable assets of $45.5 million, net of $4.7 million in accumulated depreciation, attributable to the building, and $6.8 million, net of $2.6 million in accumulated depreciation, attributable to FF&E. For the three and nine months ended September 30, 2024, we recorded net profit/(loss) from the hotel's operations of $0.4 million and ($1.2) million, respectively. For the three and nine months ended September 30, 2023, we recorded $0.5 million and $1.9 million of net income from the hotel's operations, respectively.

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

Note 6 – Other Assets

The following table details the components of our other assets at the dates indicated ($ in thousands):

	September 30, 2024	December 31, 2023
Interest receivable	$78,330	$72,354
Collateral deposited under derivative agreements	11,550	—
Loan proceeds held by servicer(1)	105,769	6,271
Other(2)(3)	168,487	6,998
Total	$364,136	$85,623

(1)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(2)
Includes $8.4 million and $4.6 million of other assets from Real Estate Owned, Held for Investment as of September 30, 2024 and December 31, 2023, respectively. Refer to "Note 5 – Real Estate Owned" for additional information.
(3)
Includes $159.7 million of other assets related to our former Massachusetts Healthcare Loan as discussed in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net."

Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility.

In January 2024, we entered into a new secured credit facility with Goldman Sachs that provided £125.6 million ($158.6 million, assuming conversion into USD) of borrowing capacity. During the three months ended September 30, 2024, we further upsized the facility by £242.1 million ($314.6 million, assuming conversion into USD).

Additionally, during the nine months ended September 30, 2024, we upsized the Barclays facility by $300.0 million and the Atlas Facility by $113.5 million. The amendment to upsize the Atlas Facility also included conversion of the facility's term from a six month "evergreen" feature to two-years, with a one-year extension option, reduction to recourse percentages, and an additional pledge of a commercial mortgage loan, among other changes. Furthermore, we have repaid the full amount of borrowings outstanding on both the Goldman Sachs USD and Santander EUR facilities.

Our borrowings under secured debt arrangements as of September 30, 2024 and December 31, 2023 are detailed in the following table ($ in thousands):

	September 30, 2024			December 31, 2023
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)(4)	$1,500,000	$832,657	September 2026	$1,482,584	$1,043,964	September 2026
JPMorgan Facility - GBP(3)(4)	—	—	N/A	17,416	17,416	September 2026
Deutsche Bank Facility - USD(3)	700,000	183,397	March 2026	700,000	275,815	March 2026
Atlas Facility - USD(5)	800,000	622,788	March 2027(6)	686,527	669,302	April 2027(7)(8)
HSBC Facility - GBP	403,390	403,390	May 2025	383,967	383,967	May 2025
HSBC Facility - EUR	269,032	269,032	January 2026(8)	281,401	281,401	January 2026
Goldman Sachs Facility - USD	—	—	N/A(9)	13,437	13,437	November 2025(9)
Goldman Sachs Facility - GBP	491,500	390,163	May 2029	—	—	N/A
Barclays Facility - USD	500,000	353,153	March 2027(7)	200,000	107,929	June 2027(7)
MUFG Securities Facility - GBP	209,759	194,203	August 2025(7)	204,690	204,690	June 2025(7)
Churchill Facility - USD	130,000	122,595	April 2026	130,000	126,515	March 2026
Santander Facility - USD	300,000	67,500	February 2026(7)	300,000	67,500	February 2026(7)
Santander Facility - EUR(10)	—	—	N/A	59,611	55,716	August 2024
Total Secured Credit Facilities	5,303,682	3,438,878		4,459,633	3,247,652
Barclays Private Securitization - GBP, EUR, SEK	2,034,897	2,034,897	December 2026(8)	2,369,125	2,157,157	June 2026(8)
Revolving Credit Facility - USD(11)(12)	160,000	51,050	March 2026	170,000	147,000	March 2026
Total Secured Debt Arrangements	7,498,579	5,524,825		6,998,758	5,551,809
Less: deferred financing costs	N/A	(10,880)		N/A	(13,333)
Total Secured Debt Arrangements, net(13)(14)(15)	$7,498,579	$5,513,945		$6,998,758	$5,538,476

(1)
As of September 30, 2024, British Pound Sterling("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.34, 1.11, and 0.10, respectively. As of December 31, 2023, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.27, 1.10 and 0.10, respectively.
(2)
Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)
The JPMorgan Facility and Deutsche Bank Facility enable us to elect to receive advances in USD, GBP, or EUR.

(4)
The JPMorgan Facility allows for $1.5 billion of maximum borrowings in total as of September 30, 2024.
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
(9)
Facility entered the two-year amortization period during Q4 2023. During the amortization period, the maturity date for current outstanding transactions are extended for a period of up to two years from the November 2023 maturity. The facility was terminated during the nine months ended September 30, 2024, in conjunction with repayment of the underlying loan securing the facility.
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
(12)
Effective September 30, 2024, the capacity on our Revolving Credit Facility was reduced to $160.0 million from $170.0 million.
(13)
Weighted-average borrowing costs as of September 30, 2024 and December 31, 2023 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.56% / GBP: +2.28% / EUR: +2.11% / SEK: +1.50% and USD: +2.49% / GBP: +2.21% / EUR: +1.86% / SEK: +1.50%, respectively.
(14)
Weighted-average advance rates based on cost as of September 30, 2024 and December 31, 2023 were 70.9% (65.1% (USD) / 75.1% (GBP) / 72.8% (EUR) / 80.4% (SEK)) and 68.4% (62.9% (USD) / 72.5% (GBP) / 72.1% (EUR) / 80.4% (SEK)), respectively.
(15)
As of September 30, 2024 and December 31, 2023, approximately 48% and 58%, respectively, is the outstanding balance under these secured borrowings were recourse to us.

Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of September 30, 2024 and December 31, 2023, the weighted-average haircut under our secured debt arrangements was approximately 29.1% and 31.6%, respectively. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.

Atlas Facility

On February 8, 2023, in connection with the acquisition by certain subsidiaries of Atlas, which is a wholly-owned investment of a fund managed by an affiliate of the Manager, the Credit Suisse Facility was acquired by Atlas ("Atlas Facility"). For full discussion of this transaction, refer to "Note 15 – Related Party Transactions."

Revolving Credit Facility

On March 3, 2023, we entered into the revolving credit facility (the "Revolving Credit Facility") administered by Bank of America, N.A. The Revolving Credit Facility provides up to $160.0 million of borrowings secured by qualifying commercial mortgage loans and real property owned assets. As of September 30, 2024, our interest coverage ratio was a minimum of 1.3:1. See "Debt Covenants" below for additional discussion. The Revolving Credit Facility has a term of three years, maturing in March 2026. The Revolving Credit Facility enables us to borrow on qualifying commercial mortgage loans for up to two years and real property owned assets for up to six months. As of September 30, 2024 and December 31, 2023, we had $51.1 million and $147.0 million, respectively, outstanding on the Revolving Credit Facility. During the three and nine months ended September 30, 2024, we recorded $84.7 thousand and $195.3 thousand in unused fees and $0.1 million and $2.4 million in contractual interest expense, respectively. During the three and nine months ended September 30, 2023, we recorded $86.9 thousand and $200.2 thousand in unused fees, respectively.

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

The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	6	$1,745,874	$1,726,495
EUR	3	743,480	734,207
SEK	1	244,074	242,893
Total	10	$2,733,428	$2,703,595

	December 31, 2023
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,662,457	$1,643,979
EUR	6	1,021,272	1,012,987
SEK	1	248,088	246,220
Total	14	$2,931,817	$2,903,186

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of September 30, 2024 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$1,288,941	August 2026
Total/Weighted-Average EUR	550,425	October 2027(3)
Total/Weighted-Average SEK	195,530	May 2026
Total/Weighted-Average Securitization	$2,034,897	December 2026

(1)
As of September 30, 2024, we had £963.7 million, €494.3 million, and kr2.0 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheets ($ in thousands):

	September 30, 2024	December 31, 2023
Assets:
Cash	$1,366	$924
Commercial mortgage loans, net(1)	2,703,595	2,903,186
Other Assets(2)	142,208	41,180
Total Assets	$2,847,170	$2,945,290
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $1.3 million and $2.0 million in 2024 and 2023, respectively)	$2,033,613	$2,155,197
Accounts payable, accrued expenses and other liabilities(3)(4)	89,090	9,083
Total Liabilities	$2,122,703	$2,164,280

(1)
Net of the General CECL Allowance of $12.7 million and $8.3 million as of September 30, 2024 and December 31, 2023, respectively.
(2)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(3)
Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $2.4 million and $2.5 million as of September 30, 2024 and December 31, 2023, respectively.
(4)
Includes pending transfers from our third party loan servicers that were remitted to our secured credit facility counterparties during the subsequent remittance cycle.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net interest income:
Interest income from commercial mortgage loans	$69,455	$56,537	$197,574	$156,295
Interest expense	(39,343)	(30,379)	(111,445)	(80,753)
Net interest income	$30,112	$26,158	$86,129	$75,542
General and administrative expense	$(4)	$(2)	$(6)	$(9)
Decrease (increase) in current expected credit loss allowance, net	(176)	1,744	(4,315)	1,169
Foreign currency translation gain (loss)	38,209	(24,266)	24,799	(3,555)
Net income	$68,141	$3,634	$106,607	$73,147

At September 30, 2024, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$197,798	$634,859	$—	$—	$832,657
Deutsche Bank Facility	—	183,397	—	—	183,397
Atlas Facility	105,109	517,679	—	—	622,788
HSBC Facility	527,665	144,757	—	—	672,422
Goldman Sachs Facility - GBP	—	—	390,163	—	390,163
Barclays Facility	—	353,153	—	—	353,153
MUFG Securities Facility	194,203	—	—	—	194,203
Churchill Facility	—	122,595	—	—	122,595
Santander Facility - USD	67,500	—	—	—	67,500
Barclays Private Securitization	122,275	1,710,368	202,254	—	2,034,897
Revolving Credit Facility	37,500	13,550	—	—	51,050
Total	$1,252,050	$3,680,358	$592,417	$—	$5,524,825

The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.

The table below summarizes the outstanding balances at September 30, 2024, as well as the maximum and average month-end balances for the nine months ended September 30, 2024 for our borrowings under secured debt arrangements ($ in thousands).

	As of September 30, 2024		For the nine months ended September 30, 2024
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$832,657	1,552,582	1,063,261	$981,865
Deutsche Bank Facility	183,397	288,425	278,703	213,556
Goldman Sachs Facility - USD	—	—	11,620	3,871
Goldman Sachs Facility - GBP	390,163	505,785	390,163	209,010
Atlas Facility	622,788	770,590	758,201	693,554
HSBC Facility	672,422	896,872	672,422	657,656
Barclays Facility	353,153	459,048	353,153	213,029
MUFG Securities Facility	194,203	282,548	211,057	203,437
Churchill Facility	122,595	163,416	126,080	124,338
Santander Facility - USD	67,500	99,912	67,500	67,500
Santander Facility - EUR	—	—	54,677	30,245
Barclays Private Securitization	2,034,897	2,716,314	2,249,538	2,108,953
Revolving Credit Facility	51,050	103,276	150,000	51,728
Total	$5,524,825	$7,838,768

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

Debt Covenants

The guarantees related to our secured debt arrangements contain the following financial covenants: (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017; (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 3.75:1 (ratio is 4.00:1 for the Revolving Credit Facility); and (iii) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance is added back to our tangible net worth calculation. The Revolving Credit Facility contains an additional financial covenant to maintain a minimum interest coverage ratio. As of September 30, 2024, the interest coverage ratio shall be not less than 1.3:1, and shall be not less than 1.4:1 effective June 30, 2025.

We were in compliance with the covenants under each of our secured debt arrangements at September 30, 2024 and December 31, 2023. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, foreign currency fluctuations, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

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

The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During the three and nine months ended September 30, 2024 and 2023, we repaid $1.3 million and $3.8 million of principal, respectively, related to the 2026 Term Loan. During the three and nine months ended September 30, 2024 and 2023, we repaid $750 thousand and $2.3 million of principal respectively related to the 2028 Term Loan.

The following table summarizes the terms of the Term Loans as of September 30, 2024 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$473,750	$(565)	$(3,162)	$470,023	2.86%	5/15/2026
2028 Term Loan	289,500	(1,464)	(2,618)	285,418	3.61%	3/11/2028
Total	$763,250	$(2,029)	$(5,780)	$755,441

(1)
Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.

The following table summarizes the terms of the Term Loans as of December 31, 2023 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$477,500	$(833)	$(4,302)	$472,365	2.86%	5/15/2026
2028 Term Loan	291,750	(1,786)	(3,179)	286,785	3.61%	3/11/2028
Total	$769,250	$(2,619)	$(7,481)	$759,150

(1)
Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.

Covenants

The financial covenants of the Term Loans include the requirements that we maintain: (i) a maximum ratio of total recourse debt to tangible net worth of 4:1; and (ii) a ratio of total unencumbered assets to total pari-passu indebtedness of at least 2.50:1. We were in compliance with the covenants under the Term Loans at September 30, 2024 and December 31, 2023.

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

Note 9 – Senior Secured Notes, Net

In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $496.2 million and $495.6 million, net of deferred financing costs of $3.8 million and $4.4 million, as of September 30, 2024 and December 31, 2023, respectively.

Covenants

The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of September 30, 2024 and December 31, 2023, we were in compliance with all covenants.

Note 10 – Convertible Senior Notes, Net

During the fourth quarter of 2018, we issued $230.0 million of the 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" or "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses.

During the three and nine months ended September 30, 2023, we repurchased $10.0 million and $53.9 million of aggregate principal amount of the 2023 Notes at a weighted-average price of 99.7% and 99.1%, respectively. These transactions happened in the open market as a result of reverse inquiries from investors with no solicitation by us. As a result of this transaction, during the three and nine months ended September 30, 2023, we recorded a gain of $30.0 thousand and $0.5 million, respectively, within realized gain on extinguishment of debt in our September 30, 2023 condensed consolidated statement of operations. The gain represents the difference between the repurchase price and the carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs. During the fourth quarter of 2023, we repaid the remaining $176.1 million outstanding principal of the 2023 Notes in cash at par. All repurchase transactions occurred in the open market as a result of reverse inquiries from investors with no solicitation from us.

The aggregate contractual interest expense was approximately $2.4 million and $8.2 million for the three and nine months ended September 30, 2023, respectively. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $0.3 million and $1.1 million for the three and nine months ended September 30, 2023, respectively.

Note 11 – Derivatives

We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD.

We have entered into a series of forward contracts to sell an amount of foreign currency (GBP, EUR and SEK) for an agreed upon amount of USD at various dates through August 2027. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.

The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of September 30, 2024, we were in a net liability position with our derivative counterparties and posted collateral of $11.6 million included within other assets on our condensed consolidated balance sheet. As of December 31, 2023, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.

The following table summarizes our non-designated Fx forwards and interest rate cap as of September 30, 2024:

	September 30, 2024
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	96	734,843	GBP	October 2024 - August 2027	0.97
Fx contracts - EUR	61	376,876	EUR	October 2024 - August 2026	1.08
Fx contracts - SEK	15	648,530	SEK	November 2024 - May 2026	1.54
Interest rate cap	2	238,535	USD	July 2025 - October 2025	0.92

The following table summarizes our non-designated Fx forwards and interest rate cap as of December 31, 2023:

	December 31, 2023
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	97	938,903	GBP	January 2024 - February 2027	1.13
Fx contracts - EUR	135	561,441	EUR	January 2024 - August 2026	1.08
Fx contracts - SEK	17	690,740	SEK	February 2024 - May 2026	2.16
Interest rate cap	1	164,835	USD	October 2024	0.75

We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our forward currency contracts for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss) Recognized in Income	2024	2023	2024	2023
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$(57,621)	$28,244	$(38,657)	$(27,709)
Forward currency contracts	Realized gain (loss) on derivative instruments	(1,914)	11,246	8,897	35,948
Total		$(59,535)	$39,490	$(29,760)	$8,239

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

On September 26, 2023, we entered into an interest rate cap with an original maturity of October 1, 2024 and a notional amount of $164.8 million. We use our interest rate cap to hedge our exposure to variable cash flows on our construction financing. The interest rate cap effectively limits SOFR from exceeding 4.00% which results in the maximum all-in coupon on our construction financing of 6.55%. The unrealized gain or loss related to the interest rate cap was recorded under gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations. During the three and nine months ended

September 30, 2024, SOFR exceeded the cap rate of 4.00%. As such, during the three and nine months ended September 30, 2024, we realized a gain from the interest rate cap in the amount of $0.5 million and $1.6 million, respectively, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations. On September 30, 2024, we extended our interest rate cap to October 1, 2025.

On June 13, 2024, we entered into an interest rate cap that matures on July 1, 2025 with a notional amount of $73.7 million. We use our interest rate cap to hedge our exposure to variable cash flows on our floating rate mortgage related to the D.C. Hotel. The interest rate cap effectively limits SOFR from exceeding 6.00% which results in the maximum all-in coupon on mortgage of 9.00%. The unrealized gain or loss related to the interest rate cap was recorded under gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations. During the three and nine months ended September 30, 2024, SOFR did not exceed the cap rate of 6.00%, and accordingly, no realized gain was recorded.

The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our interest rate caps for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss) recognized in Income	2024	2023	2024	2023
Interest rate caps	Unrealized gain (loss) on interest rate hedging instruments	$(562)	$(70)	$(1,213)	$(9,211)
Interest rate caps	Realized gain on interest rate hedging instruments	548	—	1,649	9,089
Total		$(14)	$(70)	$436	$(122)

The following tables summarize the gross asset and liability amounts related to our derivatives at September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024			December 31, 2023
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$23,334	$(33,926)	$(10,592)	$55,102	$(27,037)	$28,065
Interest rate caps	577	—	577	1,360	—	1,360
Total derivative assets (liabilities)	$23,911	$(33,926)	$(10,015)	$56,462	$(27,037)	$29,425

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

In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD at time of transfer) interest, at par, in a first mortgage loan collateralized by an office building located in London, United Kingdom that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD at time of transfer). The participation interest sold was subordinate to our first mortgage loan and was accounted for as a secured borrowing on our consolidated balance sheet. In January 2023, the first mortgage loan, including participations sold, was fully satisfied, including all contractual and default interest accrued to date. We had no participations sold as of September 30, 2024 or December 31, 2023.

Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	September 30, 2024	December 31, 2023
Collateral held under derivative agreements	$—	$25,820
Accrued dividends payable	37,716	53,407
Accrued interest payable	39,715	31,012
Accounts payable and other liabilities(1)	11,291	6,078
Secured debt repayments pending servicer remittance(2)	73,278	—
General CECL Allowance on unfunded commitments(3)	3,850	4,017
Total	$165,850	$120,334

(1)
Includes $10.4 million and $5.5 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at September 30, 2024 and December 31, 2023, respectively.
(2)
Represents pending transfers from our third party loan servicers that were remitted to our secured credit facility counterparties during the subsequent remittance cycle.
(3)
Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of September 30, 2024 and December 31, 2023, respectively.

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

During the three and nine months ended September 30, 2024, we recorded a current income tax provision of $66.0 thousand and $0.3 million, respectively, related to activities of our taxable REIT subsidiaries. We recorded a current income tax provision of $0.5 million during both the three and nine months ended September 30, 2023.

There was a $0.4 million and $0.6 million income tax asset related to the operating activities of our TRS entities as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, there were no material deferred tax assets or liabilities.

As of September 30, 2024, we had net operating losses of $13.7 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods.

As of September 30, 2024, tax years 2019 through 2023 remain subject to examination by taxing authorities.

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

We incurred approximately $8.8 million and $27.4 million in base management fees under the Management Agreement for the three and nine months ended September 30, 2024, respectively, as compared to $9.5 million and $28.4 million for the three and nine months ended September 30, 2023, respectively.

In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and nine months ended September 30, 2024 we paid expenses totaling $1.1 million and $4.9 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $0.8 million and $2.1 million for three and nine months ended September 30, 2023, respectively. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheets based on the nature of the item.

Included in payable to related party on our condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 is approximately $8.8 million and $9.6 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.

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

Italian Direct Lending Structure

In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the "AIFM"), an affiliate of the Manager. The management fees incurred during the three and nine months ended September 30, 2024 and 2023, respectively were de minimis. As of September 30, 2024 and December 31, 2023, the fees payable to the AIFM were de minimis.

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

As of September 30, 2024 and December 31, 2023, respectively, we had $622.8 million and $669.3 million of secured debt on the Atlas Facility consisting of five and four commercial mortgage loans. Refer to "Note 7 – Secured Debt Arrangements, Net" for additional discussion.

Massachusetts Healthcare

On September 4, 2024, we, along with the Apollo Co-Lenders, formed a joint venture of which we held a 41.2% equity interest. Through this joint venture, we and the Apollo Co-Lenders foreclosed on one of the eight Massachusetts hospitals that previously secured our loan. In accordance with ASC 323, "Investments – Equity Method and Joint Ventures" our 41.2% interest in the joint venture was deemed an equity method investment. See "Massachusetts Healthcare" within "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for full discussion.

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

We recognized stock-based compensation expense related to restricted stock and RSU vesting of $4.2 million and $12.5 million during the three and nine months ended September 30, 2024, respectively, and $4.4 million and $13.1 million during the three and nine months ended September 30, 2023, respectively.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the nine months ended September 30, 2024:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2023	79,088	2,538,332
Granted	63,980	—	0.7
Vested	(79,088)	(46,716)	N/A
Forfeiture	—	(45,390)	N/A
Outstanding at September 30, 2024	63,980	2,446,226

Below is a summary of restricted stock and RSU vesting dates as of September 30, 2024:

Vesting Year	Restricted Stock	RSUs	Total Awards
2024	—	1,244,343	1,244,343
2025	63,980	849,208	913,188
2026		352,675	352,675
Total	63,980	2,446,226	2,510,206

At September 30, 2024, we had unrecognized compensation expense of approximately $0.4 million and $17.9 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above. The unrecognized compensation expense related to the vesting of restricted awards and RSUs are expected to be recognized over a weighted-average period of 1.3 years.

RSU Deliveries

During the nine months ended September 30, 2024 and 2023, we delivered 759,984 and 681,384 shares of common stock for 1,395,966 and 1,255,184 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $7.4 million and $6.8 million for the nine months ended September 30, 2024 and 2023, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.

Note 17 – Stockholders' Equity

Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2024, 138,169,164 shares of common stock were issued and outstanding and 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock ("Series B-1 Preferred Stock") were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.

Dividends. The following table details our dividend activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dividends declared per share of:	2024	2023	2024	2023
Common Stock	$0.25	$0.35	$0.95	$1.05
Series B-1 Preferred Stock	$0.45	$0.45	$1.35	$1.35

Common Stock Repurchases. During the three and nine months ended September 30, 2024, we repurchased 289,633 and 4,013,405 shares, respectively, of our common stock at a weighted-average price of $9.96 and $10.15 per share, respectively. As of September 30, 2024, the approximate dollar value of shares that may yet be purchased under our stock repurchase program was $131.6 million.

Note 18 – Commitments and Contingencies

Legal Proceedings

AmBase Corporation: From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced a now-dismissed action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court (the "Apollo Action"). The complaint named as defendants (i) a wholly-owned subsidiary of the Company (the "Subsidiary"), (ii) the Company, and (iii) certain funds managed by Apollo, who were co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs alleged that the defendants tortiously interfered with the plaintiffs' joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs alleged the loss of a $70.0 million investment plus punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs appealed, the parties fully briefed the appeal, and then Plaintiffs dropped the appeal, and the case remains dismissed.

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

Massachusetts Healthcare: On September 4, 2024, Saint Elizabeth LLC, which is indirectly owned by a subsidiary of the Company and certain affiliates of Apollo, filed a lawsuit against the Commonwealth of Massachusetts, as well as Governor Maura Healey and the Massachusetts Secretary of Health and Human Services. The action is pending before the Land Court in Boston, Massachusetts. The lawsuit seeks equitable relief, including declaring that the taking of the real property associated with St. Elizabeth’s Medical Center was void and of no effect. The court has set an expedited schedule, with a trial scheduled to begin on February 18, 2025. The lawsuit is separate from any future action that could be filed over the valuation of the property and any payment received from the Commonwealth in connection with the taking of the property by eminent domain.

Loan Commitments

As described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at September 30, 2024, we had $503.9 million of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.1 years weighted-average tenor of these loans.

Note 19 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$194,287	$194,287	$225,438	$225,438
Commercial mortgage loans, net	7,456,389	7,373,832	7,925,359	7,813,304
Subordinate loans, net	374,222	374,222	432,734	432,458
Secured debt arrangements, net	(5,513,945)	(5,513,945)	(5,538,476)	(5,538,476)
Senior secured term loans, net	(755,441)	(748,643)	(759,150)	(754,197)
Senior secured notes, net	(496,233)	(446,250)	(495,637)	(418,750)
Debt related to real estate owned, held for investment, net	(278,837)	(278,837)	(161,586)	(161,586)

To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. Estimates of fair value for cash and cash equivalents, Senior Secured Notes, net, and Term Loans, net are measured using observable Level I inputs as defined in "Note 3 – Fair Value Disclosure." Estimates of fair value for all other financial instruments in the table above are measured using significant estimates, or unobservable Level III inputs as defined in "Note 3 – Fair Value Disclosure."

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

For the three and nine months ended, September 30, 2024, dilutive earnings per share was calculated under the more dilutive computation of the treasury stock method and the if converted method. Under the treasury stock method, the denominator includes the weighted-average outstanding common shares plus the incremental shares related to participating securities. The incremental shares are determined by subtracting the average unrecognized compensation cost for the period divided by the average stock price from the unvested RSUs. For the three and nine months ended, September 30, 2023, dilutive earnings per share was calculated under the if-converted method for periods with convertible interest expense.

The table below presents the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2024 and 2023 ($ in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings	2024	2023	2024	2023
Net income (loss)	$(91,549)	$46,071	$(160,288)	$11,587
Less: Preferred dividends	(3,068)	(3,068)	(9,204)	(9,204)
Less: Earnings attributable to participating securities	—	—	—	—
Less: Dividends on participating securities	(614)	(989)	(2,380)	(2,989)
Basic Earnings (Loss)	$(95,231)	$42,014	$(171,872)	$(606)

Dilutive Earnings
Basic Earnings (Loss)	$(95,231)	$42,014	$(171,872)	$(606)
Add: Dividends on participating securities	—	—	—	—
Diluted Earnings (Loss)	$(95,231)	$42,014	$(171,872)	$(606)

Number of Shares:
Basic weighted-average shares of common stock outstanding	138,246,827	141,350,428	140,177,962	141,255,730
Diluted weighted-average shares of common stock outstanding	138,246,827	141,350,428	140,177,962	141,255,730

Earnings (Loss) Per Share Attributable to Common Stockholders
Basic	$(0.69)	$0.30	$(1.23)	$—
Diluted	$(0.69)	$0.30	$(1.23)	$—

For the three months ended September 30, 2024, 519,184 incremental shares were excluded in the calculation of diluted net income per share because the effect was anti-dilutive. For the nine months ended September 30, 2024, 355,339 incremental shares were excluded in the calculation of diluted net income per share because the effect was anti-dilutive.

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

Note 21 – Subsequent Events

Subsequent to the quarter ended September 30, 2024, the following events took place:

Investment Activity: Funded approximately $33.1 million for previously closed loans and capitalized an additional $9.8 million of construction and financing costs related to our real estate owned, held for investment.

Loan Repayments: We received approximately $6.3 million from loan repayments.

Massachusetts Healthcare: October 1, 2024, five of the seven hospitals were sold to third parties, and the total consideration was allocated among us and other Apollo Co-Lenders based on our pro-rata interests in the commercial mortgage loan. We received consideration of approximately $133.1 million, which included a $41.2 million promissory note.

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

Results of Operations

Net Income (Loss) Available to Common Stockholders

For the three months ended September 30, 2024 and 2023, our net income (loss) available to common stockholders was ($94.6) million, or $(0.69) per diluted share of common stock, and $43.0 million, or $0.30 per diluted share of common stock, respectively.

For the nine months ended September 30, 2024 and 2023, our net income (loss) available to common stockholders was ($169.5) million, or ($1.23) per diluted share of common stock, and $2.4 million, or $0.00 per diluted share of common stock, respectively.

Operating Results

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Three Months Ended
	September 30, 2024	June 30, 2024	Change
Net interest income:
Interest income from commercial mortgage loans	$179,921	$179,388	$533
Interest income from subordinate loans and other lending assets	1,210	842	368
Interest expense	(134,088)	(128,472)	(5,616)
Net interest income	47,043	51,758	(4,715)
Operations related to real estate owned:
Revenue from real estate owned operations	24,530	29,350	(4,820)
Operating expenses related to real estate owned	(19,879)	(21,767)	1,888
Depreciation and amortization on real estate owned	(2,342)	(2,287)	(55)
Net income related to real estate owned	2,309	5,296	(2,987)
Operating expenses:
General and administrative expenses	(7,547)	(7,488)	(59)
Management fees to related party	(8,801)	(9,173)	372
Total operating expenses	(16,348)	(16,661)	313
Other income, net	1,573	641	932
(Reversal of) valuation allowance, commercial mortgage loan held for sale	—	679	(679)
Net realized loss on investment	(127,512)	(679)	(126,833)
Increase in Specific CECL Allowance	—	(7,500)	7,500
Decrease (increase) in General CECL Allowance, net	899	(2,758)	3,657
Gain (loss) on foreign currency forward contracts	(59,535)	6,377	(65,912)
Foreign currency translation gain (loss)	60,102	(1,362)	61,464
Gain (loss) on interest rate hedging instruments	(14)	94	(108)
Net income (loss) before taxes	$(91,483)	$35,885	$(127,368)
Income tax provision	(66)	(100)	34
Net income (loss)	$(91,549)	$35,785	$(127,334)

Net Interest Income

Net interest income decreased by $4.7 million during the three months ended September 30, 2024 compared to the three months ended June 30, 2024. The decrease was primarily due to placing our Massachusetts Healthcare Loan on non-accrual status as of July 1, 2024. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

For the three months ended September 30, 2024, we recorded net income related to real estate owned of $2.3 million, compared to net income of $5.3 million for the three months ended June 30, 2024. The decrease in net income was primarily due to the seasonality of the D.C. Hotel's operations which led to $3.2 million lower net income from operations, prior to depreciation, during the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. Refer to "Note 5 – Real Estate Owned" for full discussion of the reclassification and operations related to real estate owned.

Operating Expenses

General and administrative expenses and management fees to related party remained generally the same for the three months ended September 30, 2024 compared to the three months ended June 30, 2024.

Other income, net

Other income, net increased by $0.9 million during the three months ended September 30, 2024 compared to the three months ended June 30, 2024. This increase was due to an increase in bank interest earned on our cash balances, money market funds, and cash reserves held by our loan servicer.

Reversal of valuation allowance, commercial mortgage loan held for sale and Net realized loss on investment

During the three months ended June 30, 2024, we sold one of our commercial mortgage loans collateralized by a hotel property in Honolulu, HI. The loan was classified as held for sale during the three months ended March 31, 2024 and a $0.7 million valuation allowance was recorded to carry the loan at its fair value in the first quarter of 2024. At the time of sale, we reversed the full valuation allowance and recorded a $0.7 million realized loss within realized loss on investments on our condensed consolidated statement of operations.

Net realized loss on investment

During the three months ended September 30, 2024, we recognized a $127.5 million realized loss on the extinguishment of the Massachusetts Healthcare Loan. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for full discussion.

Increase in Specific CECL Allowance, net

During the three months ended September 30, 2024, there was no net change to our Specific CECL Allowance. We recorded an increase and subsequent write-off of $127.5 million of our Specific CECL Allowance related to the Massachusetts Healthcare Loan. The $127.5 million write-off was recorded as a realized loss within net realized loss on investments on our September 30, 2024 condensed consolidated statement of operations.

Comparatively, during the three months ended June 30, 2024, we recorded a $7.5 million Specific CECL Allowance on a subordinate loan secured by our interest in a Class A office building in Troy, MI. This allowance was attributable to low occupancy and limited leasing activity in the property's submarket. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our Specific CECL Allowance and further detail on the mezzanine loan.

Decrease in General CECL Allowance, net

Our General CECL Allowance decreased by $0.9 million during the three months ended September 30, 2024, primarily driven by the favorable impacts of portfolio seasoning, earlier than expected loan repayments, and transfer of the Massachusetts Healthcare Loan to the loans evaluated for Specific CECL Allowances. The decrease was partially offset by the effects of loan originations and a more adverse macroeconomic outlook on our office portfolio. Comparatively, our General CECL Allowance increased by $2.8 million during the three months ended June 30, 2024, which was primarily driven by new loan originations as well as a more adverse outlook on our office portfolio. The increase was partially offset by the favorable impacts of portfolio seasoning.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related in our General CECL Allowance.

Foreign currency translation gain and loss on derivative instruments

We use forward currency contracts to economically hedge net interest and principal repayments under our loans denominated in currencies other than USD. Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended September 30, 2024 and the three months ended June 30, 2024 were net gains of $0.6 million and $5.0 million, respectively. The change in net gain for the three months ended September 30, 2024 compared to the three months ended June 30, 2024 was predominantly due to higher forward point estimates and losses on forward currency contracts related to our net interest hedges for the three months ended September 30, 2024 compared to the three months ended June 30, 2024.

During the three months ended September 30, 2024, Fx rates increased in relation to USD while Fx rates slightly decreased in relation to USD during the three months ended June 30, 2024. The increase in Fx rates resulted in a loss on our foreign currency forward contracts and a gain related to foreign currency translation. Gains and losses on our forward currency contracts are derived from changes in market spot rates, forward point estimates, and discount factors. Gains and losses related to foreign currency translation are derived only from changes in market spot rates. Forward currency contract gains and losses derived from market spot rates offset the gains and losses related to foreign currency translation except for the gains and losses from forward currency contracts related to our net interest hedges which have no offset in foreign currency translation. A net gain or loss arises each period due to the change in forward point estimates and discount factors as well as gains and losses from forward currency contracts related to our net interest hedges.

Gain (loss) on interest rate hedges

During the three months ended September 30, 2024, we recorded a net loss of $14.0 thousand on our interest rate caps compared to a net gain of $0.1 million recorded during the three months ended June 30, 2024. The net loss was primarily driven by unrealized losses attributable to a decline in fair value of our construction financing interest rate cap as it approached its October 1, 2024 original maturity. These unrealized losses were partially offset by realized gains, attributable to SOFR exceeding the interest rate cap's strike rate.

Income tax provision

Income tax provision remained generally the same for the three months ended September 30, 2024 compared to the three months ended June 30, 2024. Refer to "Note 5 – Real Estate Owned" for additional detail.

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
Net interest income:
Interest income from commercial mortgage loans	$543,025	$520,712	$22,313
Interest income from subordinate loans and other lending assets	2,901	16,416	(13,515)
Interest expense	(390,447)	(342,963)	(47,484)
Net interest income	155,479	194,165	(38,686)
Operations related to real estate owned:
Revenue from real estate owned operations	77,737	66,273	11,464
Operating expenses related to real estate owned	(61,539)	(52,917)	(8,622)
Depreciation and amortization on real estate owned	(9,285)	(7,208)	(2,077)
Net income related to real estate owned	6,913	6,148	765
Operating expenses:
General and administrative expenses	(22,408)	(22,150)	(258)
Management fees to related party	(27,395)	(28,425)	1,030
Total operating expenses	(49,803)	(50,575)	772
Other income, net	2,784	4,537	(1,753)
Net realized loss on investments	(128,191)	(86,604)	(41,587)
Realized gain on extinguishment of debt	—	495	(495)
Increase in Specific CECL Allowance	(149,500)	(59,500)	(90,000)
Increase in General CECL Allowance, net	(7,543)	(705)	(6,838)
Gain (loss) on foreign currency forward contracts	(29,760)	8,239	(37,999)
Foreign currency translation gain (loss)	39,177	(3,974)	43,151
Gain (loss) on interest rate hedging instruments	436	(122)	558
Net income (loss) before taxes	$(160,008)	$12,104	$(172,112)
Income tax provision	(280)	(517)	237
Net income (loss)	$(160,288)	$11,587	$(171,875)

Net Interest Income

Net interest income decreased by $38.7 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in net interest income was primarily driven by a decrease in interest income from placing a first mortgage loan and subordinate loan collateralized by the same ultra-luxury residential-for-sale property in Manhattan on non-accrual status as of May 1, 2023 and placing the Massachusetts Healthcare Loan on non-accrual status as of July 1, 2024. Additionally, we modified two of our loans to convert from floating rate loans to fixed rate loans, which resulted in a decrease in net interest income earned during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

Net income related to real estate owned increased by $0.8 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was a result of greater net income attributable to the D.C. Hotel during the nine months ended September 30, 2024 primarily due to catch-up depreciation recorded upon reclassification of the asset from held-for-sale to held-for-investment as of March 31, 2023. Additionally, the increase in net income related to real estate owned is a result of taking title to the Atlanta Hotel on March 31, 2023. Given the timing of title acquisition, there was no net income associated with the Atlanta Hotel during the first quarter of 2023. Refer to "Note 5 – Real Estate Owned" for full discussion of operations related to real estate owned.

Operating Expenses

General and administrative expenses remained generally the same for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Management fees expense decreased by $1.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease in stockholders' equity (as defined in the Management Agreement) as a result of increased Specific CECL Allowance and realized losses on investments recorded during the nine months ended September 30, 2024.

Other income, net

Other income, net decreased by $1.8 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was due to a decrease in bank interest earned on our cash balances and money market funds, as we deployed capital into loan originations and stock repurchases during 2024.

Net realized loss on investments

During the nine months ended September 30, 2024, we recorded a $128.2 million net realized loss on investments, consisting of i) a $0.7 million realized loss related to the sale of a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI, which was previously classified as held for sale and was sold at a price of 99.5% and ii) a $127.5 million realized loss related to the extinguishment of the Massachusetts Healthcare Loan. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Comparatively, during the nine months ended September 30, 2023, we recorded a net realized loss on investments of $86.6 million, consisting of i) a $4.8 million realized loss related to the acquisition of the Atlanta Hotel through a deed-in-lieu of foreclosure and ii) a $82.0 million realized loss on investments representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. These losses were partially offset by a $0.2 million gain on investments recorded in connection with the sale of our entire interest in three commercial loans secured by properties in Europe and a partial interest in one commercial loan secured by property located in London, UK.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 5 – Real Estate Owned" for additional detail.

Gain on Extinguishment of Debt

During the nine months ended September 30, 2023, we repurchased $53.9 million aggregate principal amount of the 2023 Notes. As a result of this transaction, we recognized a $0.5 million gain on extinguishment of debt. We repaid the remaining principal of the 2023 Notes in full during the fourth quarter of 2023.

Increase in Specific CECL Allowance, net

During the nine months ended September 30, 2024, we recorded a net increase in our Specific CECL Allowance of $149.5 million, related to two of our subordinate loans. During the three months ended March 31, 2024, we recorded a $142.0 million Specific CECL Allowance related to a mezzanine loan secured by an ultra-luxury residential property in Manhattan, NY, primarily attributable to a reduction in list pricing of remaining units and slower sales pace at the property. During the three months ended June 30, 2024, we recorded a Specific CECL Allowance of $7.5 million on a subordinate loan secured by our interest in a Class A office building in Troy, MI, attributable to low occupancy and limited leasing activity in the property's submarket. Additionally, we recorded an increase and subsequent write-off of $127.5 million of our Specific CECL Allowance related to the Massachusetts Healthcare Loan. The $127.5 million write-off was recorded as a realized loss within net realized loss on investments in our September 30, 2024 condensed consolidated statement of operations.

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

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Increase in General CECL Allowance, net

For the nine months ended September 30, 2024, we recorded a net increase in our General CECL Allowance of $7.5 million. The increase was primarily driven by new loan originations as well as a more adverse macroeconomic outlook on our office portfolio. The increase was partially offset by the favorable impacts of portfolio seasoning.

During the nine months ended September 30, 2023, we recorded a net increase in our General CECL Allowance of $0.7 million primarily driven by a more adverse macroeconomic outlook, which was partially offset by the effects of portfolio seasoning and loan repayment activity outpacing origination activity.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the nine months ended September 30, 2024 and nine months ended September 30, 2023 was a net gain of $9.4 million and $4.3 million, respectively.

During the nine months ended September 30, 2024, the GBP and EUR rates rose in relation to USD while the GBP rate rose and the EUR rate fell during the nine months ended September 30, 2023. The increase in Fx rates during the nine months ended September 30, 2024 resulted in a loss on our foreign currency forward contracts and a gain related to foreign currency translation. The slight overall decrease in Fx rates during the nine months ended September 30, 2023 resulted in a gain on our foreign currency forward contracts and a loss related to foreign currency translation. The net gain both for the nine months ended September 30, 2024 and the nine months ended September 30, 2023 was due to lower forward point estimates.

Gain (loss) on interest rate hedges

During the nine months ended September 30, 2024, we recorded a net gain of $0.4 million on our interest rate hedges or caps. The net gain was primarily driven by a $1.6 million realized gain recorded in relation to our construction financing interest rate cap, which we purchased in September 2023. The realized gain is attributable to SOFR exceeding the interest rate cap's strike rate. Additionally, we recorded a partially offsetting unrealized loss of $1.2 million, driven by a decrease in the interest rate cap's fair value, as it approaches its maturity.

During the nine months ended September 30, 2023, we recorded a net loss of $0.1 million on our interest rate cap related to our 2026 Term Loan. Though we recorded a realized gain of $9.1 million driven by an increase in the applicable index rate above the interest rate cap strike rate, this gain was offset by unrealized losses of $9.2 million, resulting from a decrease in the interest rate cap's fair value as it reached its June 2023 maturity.

Refer to "Note 11 – Derivatives" for full discussion of interest rate caps.

Income tax provision

During the nine months ended September 30, 2024, we recorded an income tax provision of $0.3 million. Comparatively, we recorded an income tax provision of $0.5 million for the nine months ended September 30, 2023. The income tax provisions recorded during the nine months ended September 30, 2024 and 2023 reflect our expectations of aggregate projected taxable income of one of our TRS entities for the taxable years ending December 31, 2024 and 2023, respectively.

Subsequent Events

Refer to "Note 21 – Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2024.

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

For the three and nine months ended September 30, 2024, our Distributable Earnings were ($83.2) million, or $(0.59) per share, and $16.6 million, or $0.12 per share, respectively, as compared to $52.7 million, or $0.37 per share, and $106.0 million, or $0.73 per share, respectively, for the same period in the prior year.

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

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-Averages	Shares	Shares	Shares	Shares
Diluted shares - GAAP	138,246,827	141,350,428	140,177,962	141,255,730
Potential shares issued under conversion of the Convertible Notes	—	—	—	—
Unvested RSUs, net(1)	2,485,258	2,832,265	2,650,308	2,966,277
Diluted shares - Distributable Earnings	140,732,086	144,182,693	142,828,270	144,222,007

(1)
Unvested RSUs are net of incremental shares assumed repurchased under the treasury stock method, if dilutive. There were no incremental shares included in the three and nine months ended September 30, 2024. For 2023, the weighted-average diluted shares for GAAP were determined using the if-converted method.

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

2024 Realized Losses

During the three months and nine months ended September 30, 2024, we recorded a realized loss on investments of $127.5 million and $128.2 million, respectively. We recorded a $127.5 million realized loss on the extinguishment of our Massachusetts Healthcare Loan during the three months ended September 30, 2024. Additionally, in April 2024, we sold a commercial mortgage loan collateralized by a hotel property in Honolulu, HI, at a price of 99.5%, resulting in a realized loss of $0.7 million. These losses comprised the total realized loss on investments of $128.2 million for the nine months ended September 30, 2024. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

2023 Realized Losses & Gain on Extinguishment of Debt

During nine months ended September 30, 2023, we recorded a net realized loss on investments of $86.6 million consisting of i) $4.8 million realized loss related to the acquisition of a hotel property through a deed-in-lieu of foreclosure, ii) $82.0 million realized loss on investments representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY, iii) which was partially offset by a $0.2 million net realized gain on loan sales. No realized loss on investments was recorded during the three months ended September 30, 2023. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

During the three months and nine months ended September 30, 2023, we recorded realized gains on extinguishment of debt of $30.0 thousand and $0.5 million, respectively in connection with partial repurchases of our 2023 Notes. See "Note 10 – Convertible Senior Notes, Net" for full discussion of these transactions.

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

The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to net realized loss on investments and realized gain on extinguishment of debt ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) available to common stockholders	$(94,617)	$43,003	$(169,492)	$2,383
Adjustments:
Equity-based compensation expense	4,165	4,356	12,510	13,091
Loss (gain) on foreign currency forwards	59,535	(39,490)	29,760	(8,239)
Foreign currency loss (gain), net	(60,102)	44,165	(39,177)	3,974
Unrealized loss on interest rate cap	562	70	1,213	9,211
Realized gains relating to interest income on foreign currency hedges, net	195	2,594	2,604	9,668
Realized gains relating to forward points on foreign currency hedges, net	5,587	2,784	12,823	8,461
Depreciation and amortization on real estate owned	2,342	1,020	9,285	7,208
Increase (decrease) in current expected credit loss allowance, net	(899)	(5,833)	157,043	60,205
Gain on extinguishment of debt	—	(30)	—	(495)
Net realized loss on investments	127,512	—	128,191	86,604
Total adjustments:	138,897	9,636	314,252	189,688
Distributable Earnings prior to net realized loss on investments and gain on extinguishment of debt	$44,280	$52,639	$144,760	$192,071
Net realized loss on investments	$(127,512)	$—	$(128,191)	$(86,604)
Gain on extinguishment of debt	—	30	—	495
Distributable Earnings	$(83,232)	$52,669	$16,569	$105,962
Diluted Distributable Earnings per share prior to net realized loss on investments and gain on extinguishment of debt	$0.31	$0.37	$1.01	$1.33
Diluted Distributable Earnings per share of common stock	$(0.59)	$0.37	$0.12	$0.73
Weighted-average diluted shares - Distributable Earnings	140,732,086	144,182,693	142,828,270	144,222,007

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2024	December 31, 2023
Stockholders' Equity	$1,868,388	$2,208,733
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$1,699,128	$2,039,473
Common Stock	138,169,164	141,358,605
Book value per share	$12.30	$14.43

The following table shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2023	$14.43
General CECL Allowance and accumulated depreciation	0.30
Book value per share at December 31, 2023 prior to General CECL Allowance and accumulated depreciation	$14.73
Diluted Distributable Earnings per share prior to net realized loss on investments	1.01
Impact of share repurchases	0.12
Net increase in Specific CECL Allowance	(1.06)
Common dividends declared	(0.95)
Vesting and delivery of RSUs	(0.14)
Net loss on currency and interest rate hedges(1)	(0.05)
Realized loss on investments	(0.93)
Book value per share at September 30, 2024 prior to General CECL Allowance and accumulated depreciation	$12.73
General CECL Allowance and accumulated depreciation	(0.43)
Book value per share at September 30, 2024	$12.30

(1)
Includes net unrealized loss on forward currency contracts and interest hedges, and realized loss on forward currency contracts related to principal outside impact of forward points.

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

Investment Activity

During the nine months ended September 30, 2024, we committed $1.1 billion of capital to new loans ($955.3 million was funded at closing), and provided $530.7 million of add-on fundings, including $212.9 million to a first mortgage loan secured by a portfolio of pubs across the United Kingdom, that was originated in December 2023. During the nine months ended September 30, 2024, we received $1.7 billion in loan repayments and sales.

Loan Portfolio Overview

Loan Portfolio Details

The following table sets forth certain information regarding our loan portfolio as of September 30, 2024 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted-Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$7,456,389	8.4%	9.1%	$5,524,825	7.1%	$1,931,564
Subordinate loans, net	374,222	0.0%	0.0%	—	—	374,222
Total/Weighted-Average	$7,830,611	8.0%	8.5%	$5,524,825	7.1%	$2,305,786

(1)
Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of September 30, 2024 on the floating rate loans.
(2)
Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)
Gross of deferred financing costs of $10.9 million.
(4)
Cost of funds includes weighted-average spread and applicable benchmark rates as of September 30, 2024 on secured debt arrangements.
(5)
Represents loan portfolio at carrying value less secured debt outstanding.

The following table provides loan-by-loan details of our commercial mortgage loan portfolio and subordinate loan portfolio as of September 30, 2024 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Office	2	02/2022	$461	$209	Y		02/2027	London, UK
2	Office	3	03/2022	249	17		Y	04/2027	Manhattan, NY
3	Office	3	01/2020	223	28		Y	03/2028	Long Island City, NY
4	Office	4	06/2019	222	—			08/2026	Berlin, Germany
5	Office	3	02/2020	184	5			02/2025	London, UK
6	Office	3	02/2022	165	—			06/2025	Milan, Italy
7	Office	3	11/2022	100	—			01/2025	Chicago, IL
8	Office	4	03/2018	76	—		Y	01/2026	Chicago, IL
9	Hotel	3	12/2023	275	—			12/2028	Various, Europe
10	Hotel	3	10/2019	265	18			08/2027	Various, Spain
11	Hotel	3	05/2022	195	9		Y	06/2027	Napa Valley, CA
12	Hotel	3	07/2021	180	—			08/2026	Various, US
13	Hotel	3	11/2021	165	—			12/2026	St. Thomas, USVI
14	Hotel	3	09/2015	140	—			12/2026	Manhattan, NY
15	Hotel	3	06/2024	131	—			06/2029	St. Petersburg, FL
16	Hotel	3	06/2024	105	9			07/2029	Brooklyn, NY
17	Hotel	3	10/2021	92	—			11/2026	New Orleans, LA
18	Hotel	3	05/2019	46	—			12/2025	Chicago, IL
19	Hotel	3	02/2018	27	—			11/2024	Pittsburgh, PA
20	Retail	3	04/2022	510	24			04/2027	Various, UK
21	Retail	3	10/2021	435	—			10/2026	Various, UK
22	Retail	3	08/2019	250	—		Y	09/2025	Manhattan, NY
23	Retail	3	05/2022	124	—			06/2027	Various, US
24	Retail(1)	5	11/2014	98	—			09/2025	Cincinnati, OH
25	Residential	3	12/2021	241	12			12/2026	Various, UK
26	Residential	3	03/2023	163	—			04/2026	Various, US
27	Residential	3	04/2024	156	—			05/2029	Emeryville, CA
28	Residential	3	06/2024	99	—			07/2029	Washington, DC
29	Residential	3	05/2022	94	—			06/2027	Manhattan, NY
30	Residential	3	05/2021	76	—			05/2027	Cleveland, OH
31	Residential	2	12/2021	15	—			01/2027	Manhattan, NY
32	Mixed Use	3	12/2019	283	1		Y	08/2025	London, UK
33	Mixed Use	3	03/2022	151	27		Y	03/2027	Brooklyn, NY
34	Industrial	3	03/2021	243	—			05/2026	Various, Sweden
35	Industrial	3	08/2024	128	127	Y		08/2029	Various, UK
36	Healthcare	3	07/2024	200	—			07/2029	Various, UK
37	Healthcare	3	08/2024	156	—			08/2029	Various, UK
38	Pubs	3	12/2023	222	—		Y	01/2029	Various, UK
39	Caravan Parks	3	02/2021	215	—			02/2028	Various, UK
40	Portfolio(3)	3	06/2021	197	18			06/2026	Various, Germany
41	Urban Predevelopment	3	12/2022	133	—			01/2026	Miami, FL
	General CECL Allowance			(33)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.0		$7,457	$504			2.5 Years

Subordinate Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(2)	3	06/2015	$273	—			11/2025	Manhattan, NY
2	Residential(2)	3	08/2022	74	—			11/2025	Manhattan, NY
3	Residential(1)(2)	5	05/2020	28	—			11/2025	Manhattan, NY
4	Office(1)(4)	5	08/2017	—	—			09/2024	Troy, MI
	General CECL Allowance			(1)
	Subtotal / Weighted-Average Subordinate Loans	3.1		$374	$—			1.1 Years
	Total / Weighted-Average Loan Portfolio(5)	3.0		$7,831	$504			2.5 Years

(1)
Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(2)
Loans are secured by the same property.

(3)
Includes portfolio of office, industrial, and retail property types.
(4)
Loan matured in September 2024. Negotiations with sponsor currently in process.
(5)
Total may not foot due to rounding.

Our average asset and debt balances for the nine months ended September 30, 2024 were ($ in thousands):

	Average month-end balances for the nine months ended September 30, 2024
Description	Assets	Related debt
Commercial mortgage loans, net	$7,941,002	$5,526,845
Commercial mortgage loan, held for sale	45,382	31,895
Subordinate loans, net	627,762	—

Portfolio Management

Our portfolio benefits from our core investment strategy whereby we target assets that are secured by institutional quality real estate throughout the United States and Europe. As discussed in Item 1. "Business—Investment Strategy" in our most recent Annual Report on Form 10-K, the Manager has implemented underwriting standards which place a particular emphasis on due diligence of prospective investments' sponsors and borrowers, as well as assessment of the risk/return profile and appropriate structure of each investment opportunity. As of September 30, 2024, our portfolio's weighted-average origination LTV ratio was 58%, excluding risk-rated five loans. This reflects significant equity value which we believe our loan sponsors would be committed to protect during periods of volatility and market disruption.

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

In addition to ongoing asset management, as further described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" to our condensed consolidated financial statements, we perform a quarterly review of our portfolio whereby each loan is assigned a risk rating of "1" through "5," from less risk to greater risk, respectively. This analysis includes assessment of loans based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. In performing the analysis with respect to each loan, these various factors are assessed holistically, with a focus on their interplay, whereby no single factor on its own (whether quantitative or qualitative) is given more weight in the assessment or is prescriptive as to which specific risk rating is assigned to a specific loan. We apply these various factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. As of September 30, 2024, the weighted-average risk rating of the loan portfolio was 3.0.

The following table presents the carrying value of our loans by internal risk rating as of September 30, 2024 ($ in thousands):

Risk Rating	Number of Loans	Total(1)	% of Portfolio
1	—	$—	— %
2	2	474,460	6.0%
3	38	6,966,537	88.6%
4	2	297,806	3.8%
5	3	126,000	1.6%
Total	45	$7,864,803	100.0%
General CECL Allowance(2)		(34,192)
Total carrying value, net		$7,830,611

(1)
Net of Specific CECL Allowance.
(2)
$3.9 million of the General CECL Allowance for 2024 is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

At September 30, 2024, our debt-to-equity ratio was 3.5 and our portfolio was comprised of $7.5 billion of commercial mortgage loans and $0.4 billion of subordinate loans. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio:

	September 30, 2024	December 31, 2023
Debt to Equity Ratio (1)	3.5	3.0

(1)
Represents total debt less cash and net loan proceeds held by servicer (recorded with Other Assets, see "Note 6 – Other Assets" for more information) to total stockholders' equity.

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

Our current debt obligations consist of $1.3 billion, at face value, of corporate debt, $5.5 billion of asset specific financings, and $282.4 million of debt related to real estate owned. Our corporate debt includes $763.3 million of term loan borrowings and $500.0 million of senior secured notes. Our asset specific financings are generally tied to the underlying loans, and we anticipate repayments of $1.3 billion of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.

In addition to our debt obligations, as of September 30, 2024, we had $503.9 million of unfunded loan commitments. We expect that approximately $440.7 million will be funded to existing borrowers in the short term.

As of September 30, 2024, we had $194.3 million of cash on hand, $105.8 million of loan proceeds held by servicer and held approximately $375.1 million of unencumbered assets. We also had $2.0 billion of undrawn capacity under our Secured Debt Arrangements and $179.7 million of additional capacity on our construction financing secured by our Brooklyn Development property which is available to fund future construction costs.

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

Borrowings Under Various Financing Arrangements

The following table summarizes the outstanding balances and maturities for our various financing arrangements:

	September 30, 2024		December 31, 2023
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured Credit Facilities	3,438,878	November 2026	$3,247,652	June 2026
Barclays Private Securitization(3)	2,034,897	December 2026	2,157,157	June 2026
Revolving Credit Facility	51,050	March 2026	147,000	February 2025
Total Secured Debt Arrangements	5,524,825		5,551,809
Senior Secured Term Loans	763,250	January 2027	769,250	January 2027
Senior Secured Notes	500,000	June 2029	500,000	June 2029
Total Borrowings	$6,788,075		$6,821,059

(1)
Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)
Maturity dates represent weighted-average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)
As of September 30, 2024, we had £1.0 billion, €494.3 million, and kr2.0 billion ($2.0 billion assuming conversion into USD as of September 30, 2024) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.

Secured Credit Facilities

As of September 30, 2024, we had nine secured credit counterparties through wholly-owned subsidiaries. In January 2024, we entered into a new secured credit facility with Goldman Sachs that provided £125.6 million ($158.6 million, assuming conversion into USD) of borrowing capacity. During the three months ended September 30, 2024, we further upsized the facility by £242.1 million ($314.6 million, assuming conversion into USD).

Additionally, during the nine months ended September 30, 2024, we upsized the Atlas Facility by $113.5 million and the Barclays facility by $300.0 million. Furthermore, we have repaid the full amount of borrowings outstanding on both the Goldman Sachs USD and Santander EUR facilities.

Refer to "Note 7 – Secured Debt Arrangements, Net" of our condensed consolidated financial statements for additional disclosure regarding our secured credit facilities.

Barclays Private Securitization

We are party to a private securitization with the Barclays Private Securitization. Commercial mortgage loans currently financed under the Barclays Private Securitization are denominated in GBP, EUR, SEK.

Refer to "Note 7 – Secured Debt Arrangements, Net" of our condensed consolidated financial statements for additional disclosure regarding our Barclays Private Securitization.

Revolving Credit Facility

In March 2023, we entered into a Revolving Credit Facility administered by Bank of America, N.A. The Revolving Credit Facility matures in March 2026 and is secured by certain of our qualifying commercial mortgage loans and real property owned assets. As of September 30, 2024, our Revolving Credit Facility had a capacity of $160.0 million and requires that we maintain an interest coverage ratio of 1.3:1. See "Debt Covenants" below for additional discussion.

Refer to "Note 7 – Secured Debt Arrangements, Net" of our condensed consolidated financial statements for additional disclosure regarding our Revolving Credit Facility.

Senior Secured Term Loans

In May 2019, we entered into the $500.0 million 2026 Term Loan and in March 2021, we entered into the $300.0 million 2028 Term Loan. The outstanding Term Loans principal balance as of September 30, 2024 and December 31, 2023 was $763.3 million and $769.3 million, respectively.

Refer to "Note 8 – Senior Secured Term Loans, Net" of our condensed consolidated financial statements for additional disclosure regarding our 2026 Term Loan and 2028 Term Loan.

Senior Secured Notes

In June 2021, we issued $500.0 million of the 4.625% 2029 Notes, for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes had a carrying value of $496.2 million and $495.6 million, net of deferred financing costs of $3.8 million and $4.4 million, as of September 30, 2024 and December 31, 2023, respectively.

Refer to "Note 9 – Senior Secured Notes, Net" of our condensed consolidated financial statements for additional disclosure regarding our 2029 Notes.

Debt Related to Real Estate Owned

In August 2022, we obtained $164.8 million in construction financing on the Brooklyn Development property when we acquired legal title of the property. As of September 30, 2024, the construction financing had a carrying value of $206.4 million, net of $2.3 million in deferred financing costs.

In June 2024, we obtained a $73.7 million mortgage secured by our the D.C. Hotel property. As of September 30, 2024, the mortgage loan had a carrying value of $72.5 million, net of $1.2 million in deferred financing costs.

Refer to "Note 5 – Real Estate Owned" of our condensed consolidated financial statements for additional disclosure regarding our debt related to real estate owned.

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

As of September 30, 2024 and December 31, 2023, we had 6,770,393 shares of our Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.

The following table details our dividend activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dividends declared per share of:	2024	2023	2024	2023
Common Stock	$0.25	$0.35	$0.95	$1.05
Series B-1 Preferred Stock	$0.45	$0.45	$1.35	$1.35

Repurchases of Equity Securities

In March 2020, our board of directors approved a stock repurchase program for up to $150.0 million of our common stock and in February 2021, approved the repurchase of an additional $150.0 million of our common stock. During the three and nine months ended September 30, 2024, we repurchased 289,633 and 4,013,405 shares, respectively, of our common stock under this program at a weighted-average price of $9.96 and $10.15 per share, respectively.

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

There have been no material changes to our Critical Accounting Policies described in our most recent Annual Report on Form 10-K under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates."

For a complete listing and description of our significant accounting policies, refer to "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements of our most recent Annual Report on Form 10-K.

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

Additionally, there are assumptions provided to us by the Manager that represent their best estimate as to loan expected term, future fundings, and timing of loan repayments. These assumptions, although made with the most available information at the time of the estimate, are subjective and actual activity may not follow the estimated schedule. These assumptions impact the future balances that the loss rate will be applied to and as such impact our General CECL Allowance. As we acquire new loans and the Manager monitors loan and sponsor performance, these estimates may change each period. Refer to "Note 2 – Summary of Significant Accounting Policies" and "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for further discussion regarding our General CECL Allowance.

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

The fair value of the underlying collateral is determined by using method(s) such as discounted cash flow, the market approach, or direct capitalization approach. These methods require the use of key unobservable inputs, which are inherently uncertain and subjective. Our estimate of fair value is sensitive to both the valuation methodology selected and inputs used. Determining a suitable valuation method and selecting the appropriate key unobservable inputs and assumptions requires significant judgment and consideration of factors specific to the underlying collateral being assessed. Additionally, the key unobservable inputs and assumptions used may vary depending on the information available to us and market conditions as of the valuation date. As such, the fair value that we derive and use in calculating our Specific CECL Allowance, is subject to uncertainty and any actual losses, if incurred, could differ materially from our current expected credit losses. Refer to "Note 2 – Summary of Significant Accounting Policies" and "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for further discussion regarding our Specific CECL Allowance.

Refer to "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements of our most recent Annual Report on Form 10-K for the complete listing and description of our significant accounting policies.

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

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following September 30, 2024, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity(1)	Increase to net interest income (2)(3)	Increase to net interest income (per share) (2)(3)	Decrease to net interest income (2)(3)	Decrease to net interest income (per share) (2)(3)
USD	$(184,024)	$(920)	$(0.01)	$920	$0.01
GBP	772,459	3,435	0.02	(3,435)	(0.02)
EUR	310,723	1,554	0.01	(1,554)	(0.01)
SEK	48,544	243	0.00	(243)	(0.00)
Total:	$947,702	$4,312	$0.03	$(4,312)	$(0.03)

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

During the period ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Refer to "Note 18 – Commitments and Contingencies" for further detail regarding legal proceedings.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in "Item 1A. Risk Factors" in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company's repurchases of common stock during the three months ended September 30, 2024 ($ in thousands, except per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	112,040	$9.93	112,040	$133,350
August 1, 2024 - August 31, 2024	177,593	9.97	177,593	131,579
September 1, 2024 - September 30, 2024	—	—	—	131,579
Total	289,633	$9.96	289,633	$131,579

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 9, 2024, Stuart Rothstein, President and Chief Executive Officer of the Company and member of our board of directors, terminated a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The terminated arrangement was adopted on June 6, 2024 and provided for the sale of up to 119,522 shares of the Company's common stock and up to 150,960 shares of the Company's common stock underlying outstanding restricted stock unit awards held by Mr. Rothstein (net of shares withheld to satisfy the minimum tax withholding obligations in connection with settlement of such outstanding awards). The plan provided for sales in several tranches with the first commencing on November 15, 2024 and sales continuing through December 31, 2025.

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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

October 30, 2024	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

October 30, 2024	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)