Form 10-K
period 2024-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2025-02-10
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________

FORM 10-K

__________________________________

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2024, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1.3 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange

As of February 7, 2025, there were 138,871,188 shares, $0.01 par value per share, of the registrant's common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant's proxy statement for the 2025 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

•
We operate in a competitive market for investment opportunities and future competition may limit our ability to acquire desirable target assets or dispose of our target assets and could also affect the pricing of these securities.

•
We cannot predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.
•
Loss of our exclusion from registration under the 1940 Act would adversely affect us.

Risks Related to Our Financing and Hedging

•
Our access to sources of financing may be limited and thus our ability to potentially enhance our returns may be adversely affected.
•
We may increase the amount of leverage we use in our financing strategy, which would subject us to greater risk of loss. Additionally, we may fail to comply with our covenants prescribed in our debt agreements, which may impact our ability to borrow under our financing arrangements and/or result in acceleration of debt.
•
We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Risks Related to Our Assets

•
We may not achieve our weighted-average all-in yield on our assets, which may lead to future returns that may be significantly lower than anticipated.
•
The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.
•
The commercial mortgage loans and other commercial real estate-related loans we acquire or originate are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.
•
We may need to foreclose on certain of the loans we originate or acquire and may take title to the properties securing such loans. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property, which could result in losses that harm our results of operations and financial condition.
•
Recent macroeconomic trends, including inflation and higher interest rates, may adversely affect our business, financial condition and results of operations.

Risks Related to Our Relationship with the Manager

•
There are various conflicts of interest in our relationship with Apollo which could result in decisions that are not in the best interests of our stockholders.
•
We are dependent on the Manager and its key personnel for our success and upon their access to Apollo's investment professionals and partners. We may not find a suitable replacement for the Manager if the Management Agreement is terminated, or if key personnel leave the employment of the Manager or Apollo or otherwise become unavailable to us.
•
The termination of the Management Agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with the Manager.
•
The Manager manages our portfolio pursuant to very broad investment guidelines and our board of directors does not approve each decision made by the Manager, which may result in us undertaking riskier transactions.

Risks Related to Our Taxation as a REIT

•
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code, and our failure to qualify as a REIT or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.

•
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

We are externally managed and advised by the Manager, an indirect subsidiary of Apollo Global Management, Inc. (together with its subsidiaries, "Apollo"), a global, high-growth alternative asset manager with assets under management of approximately $751.0 billion as of December 31, 2024. The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.

Our principal business objective is to acquire our target assets in order to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2024, we held a diversified portfolio comprised of approximately $6.7 billion of commercial mortgage loans and $0.4 billion of subordinate loans and other lending assets. As of December 31, 2024, we had financed this portfolio with $4.8 billion of secured debt arrangements, $761.3 million senior secured term loans (the "Term Loans"), and $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"). Additionally, as of December 31, 2024, we held $752.6 million of real estate assets, and $327.7 million of related financing.

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

We target assets that are secured by institutional quality real estate throughout the United States and Europe. Our underwriting includes a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. The Manager may also capitalize on opportunistic pricing dislocations created by distressed sellers or distressed capital structures where a lender or holder of a loan or security is in a compromised situation due to the relative size of its portfolio, the magnitude of nonperforming loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. In pursuing investments with attractive risk-reward profiles, we incorporate our views, generally or in specific geographic regions as applicable, of the current and future economic environment, our outlook for real estate in general and particular asset classes and our assessment of the risk-reward profile derived from our underwriting and cash flow analysis, including taking into account relative valuation, supply and demand fundamentals, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, real estate prices, delinquencies, default rates, recovery of various sectors and vintage of collateral. In general, we pursue a value-driven approach to underwriting and diligence, consistent with the historical investment strategy of the Manager and its affiliates. Each prospective investment receives a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment. On our behalf, the Manager has implemented underwriting standards founded on fundamental market and credit analyses with a focus on current and sustainable cash flows. These underwriting standards place a particular emphasis on due diligence of the sponsor and borrower. Apollo has implemented comprehensive anti-money laundering policies and procedures, including know-your-customer and beneficial owner controls. In addition, we believe that taking all available factors into account can help drive value creation and incorporate environmental, social, and/or governance ("ESG") considerations into the investment analysis and decision-making process, including conducting and completing environmental risk assessment for all of the properties underlying our loans. We also utilize forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars ("USD").

All investment decisions are made with a view to maintaining our qualification as a REIT and our exclusion from registration under the 1940 Act.

FINANCING STRATEGY

We use borrowings as part of our financing strategy, in addition to raising capital through public offerings of our equity and debt securities. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in our investment portfolio, the potential for losses and extension risk in our investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of our financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the type of collateral underlying such target assets. In utilizing leverage, we seek to enhance equity returns while limiting interest rate exposure. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loans and other lending assets given built-in inherent structural leverage. We obtain financing through a variety of sources including secured credit facilities, a revolving credit facility, private securitizations and corporate-level debt. As of December 31, 2024, we had $3.2 billion of borrowings outstanding under our secured debt arrangements, diversified across nine counterparties, and $1.6 billion of borrowings outstanding under our private securitization with Barclays Bank, plc (the "Barclays Private Securitization"). As of December 31, 2024, we had no borrowings outstanding under our revolving credit facility administered by Bank of America, N.A (our "Revolving Credit Facility"), which has a total capacity of $160.0 million. During the year ended December 31, 2024, we entered into one new credit facility and upsized two of our existing credit facilities which provided additional capacity of £366.6 million ($458.8 million converted into USD) and $413.5 million, respectively. In addition, as of December 31, 2024, we had $1.3 billion of corporate level debt including Term Loans and 2029 Notes. In the future, we may increase or decrease our borrowing levels and also seek to raise further equity or debt capital in order to achieve our investment strategy.

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

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our borrowings and hedging as of December 31, 2024.

CORPORATE GOVERNANCE

We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

Our board of directors is composed of a majority of independent directors. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors are composed exclusively of independent directors.

In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors and officers. In addition, we have implemented Procedures for Handing Reports Pertaining to Accounting and Auditing Matters that set forth procedures by which Covered Persons (as defined in such policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with the Audit Committee. Third parties, such as our clients, stockholders or competitors may also report a good faith complaint regarding such matters.

We have an insider trading policy that prohibits any of our directors or employees, partners, employee directors and officers of Apollo, as well as others, from buying or selling our securities on the basis of material nonpublic information.

COMPETITION

Our net income depends, in part, on management's ability to acquire assets that generate favorable spreads over their borrowing costs. In acquiring target assets, we compete with other REITs, private funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, there are other REITs with similar asset acquisition objectives and others that may be organized in the future. These other REITs will increase competition for the available supply of mortgage assets suitable for purchase and origination. These competitors may be significantly larger than us, have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions may attract more competitors, which may increase the competition for sources of investment and financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.

EMPLOYEES; STAFFING; HUMAN CAPITAL

We have no employees and are managed by the Manager pursuant to the management agreement between the Manager and us, dated as of September 23, 2009 (the "Management Agreement"). All of our officers are employees of the Manager or its affiliates.

The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets. Apollo has advised us that investing in and fostering a high-performing, diverse and inclusive workforce is a key pillar of operating its business. You can learn more about Apollo's commitment to its employees on its website at www.apollo.com. The information contained on, or accessible from, Apollo's website does not form a part of and is not incorporated by reference into this annual report on Form 10-K.

CORPORATE RESPONSIBILITY

We believe that taking all available factors into account can help drive value creation. We have taken an integrated approach to incorporate financially material ESG considerations into our investment analysis and decision-making process. Our strategy prioritizes the creation of economic value for our stockholders and serving the needs of our clients and personnel in a responsible way. You can learn more about our commitment to corporate responsibility at our website, www.apollocref.com, under "Corporate Responsibility" and at www.apollo.com under "Sustainability & Our Impact." The information contained on, or accessible from, Apollo's website does not form a part of and is not incorporated by reference into this annual report on Form 10-K.

AVAILABLE INFORMATION

We maintain a website at www.apollocref.com and make available, items including: (a) the annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Director Independence Standards, (d) Code of Business Conduct and Ethics, and (e) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. The information on our website does not form a part of and is not incorporated by reference into this annual report on Form 10-K. Our documents filed with, or furnished to, the SEC are also available for review at the SEC's website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations at Apollo Commercial Real Estate Finance, Inc., c/o Apollo Global Management, Inc., 9 West 57th Street, 42nd Floor, New York, New York 10019.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third-party service providers upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

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

Our business depends on the communications and information systems of Apollo and other third-party service providers. Such systems may fail to operate properly or become disabled as a result of cyber incidents. Any failure or interruption of the systems of Apollo or any other counterparties that we rely on could cause delays or other problems and could have a material adverse effect on our operating results. None of us, the Manager or Apollo have experienced any material breach of cybersecurity. However, we can provide no assurance that the networks and systems that we, the Manager, Apollo or our third-party service providers have established, or use will be effective. As our reliance on technology has increased, so have the risks posed to our communications and information systems, both internal and those provided by the Manager, Apollo and third-party service providers. Apollo's processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Despite the security policies and procedures, Apollo has implemented that were designed to safeguard our systems and confidential, proprietary, and sensitive data and to manage cybersecurity risk, there can be no assurance that these measures will be effective. Apollo takes steps to monitor and develop our information technology networks and infrastructure and invest in the development and enhancement of our controls designed to prevent, detect, respond to, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact.

As new technologies, including tools that harness generative artificial intelligence and other machine learning techniques, rapidly develop and become even more accessible, the use of such new technologies by us, our affiliates and our third party service providers will present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we and/or third party service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business.

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

The U.S. government, the U.S. Federal Reserve, the U.S. Treasury Department, the SEC and other governmental and regulatory bodies have taken or are taking various actions involving intervention in the economic and financial system and regulatory reform of the oversight of financial markets. The current regulatory environment may be impacted by recent and potential future legislative developments, as well as future political developments, such as federal election outcomes.

In addition, the substance of regulatory supervision may be influenced through the appointment of individuals to the U.S. Federal Reserve Board and other financial regulatory bodies. Market uncertainty and volatility could also be magnified as a result of the new U.S. administration and resulting uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies.

We cannot predict the ultimate content, timing, or effect of legislative, regulatory and other actions under the new U.S. administration, nor is it possible at this time to estimate the impact of any such actions which could have a dramatic impact on our business, results of operations and financial condition.

The Manager may be unable to operate us within the parameters that allow the Manager to be exempt from regulation as a commodity pool operator, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.

The enforceability of agreements underlying certain derivative transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international statutory and regulatory requirements. Regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. The Dodd-Frank Wall Street Reform and Consumer Protection Act established a comprehensive regulatory framework for swaps and security-based swaps, including mandatory clearing, execution and reporting requirements, which may result in increased margin requirements and costs. In addition, any investment fund that trades in swaps may be considered a "commodity pool," which would cause its operator to be regulated as a "commodity pool operator" (a "CPO"). In December 2012, the Commodity Futures Trading Commission ("CFTC"), issued a no-action letter giving relief to operators of mortgage REITs from any applicable CPO registration requirement. In order for the Manager to qualify for the no-action relief, we must, among other non-operation requirements: (1) limit our initial margin and premiums for commodity interests (swaps and exchange-traded derivatives subject to the jurisdiction of the CFTC) to no more than 5% of the fair market value of our total assets; and (2) limit our net income from commodity interests that are not "qualifying hedging transactions" to less than 5% of its gross income. The need to operate within these parameters could limit the use of swaps and other commodity interests by us below the level that the Manager would otherwise consider optimal or may lead to the registration of the Manager or our directors as commodity pool operators, which will subject us to additional regulatory oversight, compliance and costs.

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

The extent of the impact of future pandemics and other major health issues will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain future pandemics and their financial and economic impact, the implementation of travel advisories and restrictions, the efficacy and availability of vaccines, disparities in vaccination rates and vaccine hesitancy, the rise of new variants and the severity of such variants, the impact of the public health emergency on overall supply and demand, goods and services, consumer confidence and levels of economic activity and the extent of its disruption to global, regional, and local supply chains and economic markets, all of which are uncertain and difficult to assess.

Climate change-related risks and regulatory and other efforts to address potential climate change impacts could adversely affect our business.

We and our portfolio of real estate assets face a number of risks associated with climate change, including both transition and physical risks. The transition risks that could impact our company include those risks related to the impact of U.S. and foreign climate-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, we and our real estate assets are subject to risks stemming from the physical impacts of climate change.

New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase the costs to us, and those higher costs may continue to increase if new laws require additional resources, including spending more time, hiring additional personnel, and/or investing in new technologies.

We also face risks associated with evolving climate- related business trends. Certain investors are increasingly taking into account climate-related factors in determining whether to invest in companies. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with certain industries or assets associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Conversely, if we avoid involvement with such industries or activities, we may limit our capital deployment opportunities to an extent that adversely affects our business.

Further, significant and extreme weather events, such as hurricanes or floods, can also have an adverse impact on real estate assets that secure our loans or that we own, and the frequency of certain extreme weather events may increase over time. For example, nonseasonal or violent weather events can have a material impact to businesses or properties that focus on tourism or recreational travel. Both transition and physical risks associated with climate change could result in increased operating costs for our borrowers and could adversely impact our borrowers' ability to make regular payments of principal and interest. See also "—Risks Related to Our Assets—Our real estate assets are subject to risks particular to real property. These risks may have resulted and may continue to result in a reduction or elimination of return from a loan secured by a particular property."

Evolving investor-related sentiment to environmental, social, and/or governance issues could adversely affect our business.

So-called “anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation, or issued related legal opinions. For example, boycott bills in certain states target financial institutions that are perceived as “boycotting” or “discriminating against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets through such institutions. In addition, certain states now require that relevant state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of environmental, social and governance factors. If investors subject to such legislation viewed us, our policies, or our practices, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us, which could negatively affect our financial performance.

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

•
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
•
"control share" provisions of the MGCL that provide that a holder of "control shares" of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and personnel who are also directors; and
•
"unsolicited takeover" provisions of the MGCL that permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have.

As permitted by the MGCL, our board of directors has by resolution exempted from the "business combination" provision of the MGCL business combinations (1) between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person) and (2) between us and Apollo and its affiliates and associates and persons acting in concert with any of the foregoing. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that these exemptions will not be amended or eliminated at any time in the future.

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
•
the issuer acquires and disposes of eligible assets (1) only in accordance with the agreements pursuant to which the securities are issued and (2) so that the acquisition or disposition does not result in a downgrading of the issuer's fixed-income securities and (3) the primary purpose of which is not recognizing gains or decreasing losses resulting from market value changes; and
•
unless the issuer is issuing only commercial paper, the issuer appoints an independent trustee, takes reasonable steps to transfer to the trustee an ownership or perfected security interest in the eligible assets, and meets rating agency requirements for commingling of cash flows.

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

Our subsidiaries may rely on alternative exclusions or exemptions from registration as investment companies under the 1940 Act other than Section 3(c)(1) or Section 3(c)(7) for purposes of complying with the 40% test. These alternative exclusions or exemptions may impose limitations on a subsidiary's organizational form, the types of assets that such subsidiary may hold or require such subsidiary to qualify under a banking, insurance or other regulatory regime. There is no assurance that our subsidiaries will be able to rely on any alternative exclusions or exemptions and our ability to manage assets held in subsidiaries that rely on these alternative exclusions or exemptions will be limited.

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

Our authorized but unissued shares of common or preferred stock may prevent a change in control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without common stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders.

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

Our charter provides that, subject to the rights of any class or series of preferred stock, a director may be removed with or without cause upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of us that is in the best interests of stockholders.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The Articles Supplementary for each series of our preferred stock prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of such series of our outstanding preferred stock. These ownership limits in our charter could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors has established exemptions from the ownership limits in our charter which permit Apollo and certain of our affiliates to collectively hold up to 25% of our common stock, and certain institutional investors to hold more than 9.8% of our common stock.

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

Our access to sources of financing depends upon a number of factors over which it has little or no control, including:

•
general market conditions;
•
the market's view of the quality of our assets;
•
the market's perception of our growth potential;
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

As of December 31, 2024, we had secured debt arrangements in place, with an aggregate borrowing capacity of approximately $6.9 billion. We may utilize credit facilities and additional secured debt arrangements to finance our assets if they become available on acceptable terms. In the event we utilize such financing arrangements, they may involve the risk that the market value of our assets pledged or sold by us to the secured debt arrangements counterparty or provider of the credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay its debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to credit facilities and increase our cost of capital. The lenders may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

In the event of our insolvency or bankruptcy, certain secured debt arrangements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable secured debt arrangements to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a secured debt arrangement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a secured debt arrangement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

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

We cannot assure stockholders that we will be able to continue to identify additional assets that meet our investment objectives, that the Manager's due diligence processes will uncover all relevant facts regarding such assets, that we will be successful in consummating any additional opportunities we identify or that the assets we acquire in the future will yield attractive risk-adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect our business, financial condition, liquidity and results of operations.

We may not achieve our weighted-average all-in yield on our assets, which may lead to future returns that may be significantly lower than anticipated.

The calculations of our weighted-average all-in yield, included in this annual report on Form 10-K or in our future periodic reports or press releases or other communications, with respect to our investments are based on, among other considerations, assumptions regarding the performance of our assets, expected future fundings, the exercise of extension options and the absence of dispositions, early prepayments or defaults, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and may have a significant effect on the actual rate of return received on our target assets. If these assumptions fail to materialize, future returns on our investments may be significantly lower than underwritten returns. For additional discussion of factors that may affect actual returns on our investments, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

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

The illiquidity of commercial mortgage loans, commercial real estate corporate debt and loans and other real estate-related debt investments may make it difficult for us to sell such assets if the need or desire arises. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain assets such as B Notes, mezzanine loans and other loans are also particularly illiquid due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower's default. As a result, many of our assets are illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. Further, we may face other restrictions on our ability to liquidate an interest in a business entity to the extent that we or the Manager have or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

We will continue to record loan specific reserves ("Specific CECL Allowance") in accordance with a practical expedient prescribed by the CECL Standard. The Specific CECL Allowance is evaluated on a quarterly basis. The determination of the Specific CECL Allowance requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including (1) micro- and macro-economic conditions, (2) market volatility, (3) cash flows from operations or sales velocity projections of the underlying property, (4) sponsors' continued progress towards executing on their business plans, (5) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (6) the ability of the borrower to refinance the loan and (7) the underlying property's liquidation value, all of which remain uncertain and are subjective. For additional information regarding our Specific CECL Allowance, refer to "Specific CECL Allowance" under "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" in our consolidated financial statements.

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

We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Investment Guidelines." Therefore, our assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our stockholders. Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets may result in contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets.

The commercial mortgage loans and other commercial real estate-related loans we acquire are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.

Commercial mortgage loans are secured by residential-for-rent or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss are greater than similar risks associated with mortgage loans made on the security of one to four family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. The Manager makes certain estimates of losses during its underwriting of commercial mortgage loans. However, estimates may not prove accurate, as actual results may vary from estimates. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties (including properties located in opportunity zones), changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, environmental, climate and other ESG-related legislation and tax legislation, acts of God, regional, national or global outbreaks, epidemics and pandemics, geopolitical events, terrorism, social unrest, civil disturbances or other calamities.

In the event of any default under a mortgage or other real estate-related loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial mortgage loan or other real estate-related loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a borrower of a loan, or a tenant or an operator of a property, the loan to such borrower or the loan secured by such property will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as "real estate owned." Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.

Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower's position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process, and could potentially result in a reduction or discharge of a borrower's debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

B Notes and mezzanine loans we acquire may be subject to losses. The B Notes we acquire may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

As part of our whole loan origination platform, we may retain from whole loans we acquire or originate, subordinate interests referred to as B Notes. B Notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A Note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes reflect similar credit risks to comparably rated commercial mortgage-backed securities ("CMBS"). However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Similar to our B Note strategy, we may originate or acquire mezzanine loans, which are loans made to property owners that are secured by pledges of the borrower's ownership interests, in whole or in part, in entities that directly or indirectly own the real property. The loan to value and last dollar of exposure of the mezzanine loans generally do not differ greatly from the whole loans we originate or acquire, with the key distinction being that the most senior portion of the loan with the least credit risk is owned by a third-party lender. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, mezzanine loans are by their nature structurally subordinated to more senior property level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the property level debt and other senior debt is paid in full. Significant losses related to our B Notes or mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. In addition, our investment model may be adversely affected if there is an economic recession or if it continues longer or is deeper than we may anticipate. Declining real estate values will likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect the Manager's ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

Recent macroeconomic trends, including inflation and higher interest rates, may adversely affect our business, financial condition and results of operations.

Inflation in the United States may continue at an elevated level in the near-term, which could have an adverse impact on any floating rate debt we have incurred and may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. In response to inflationary pressure, the U.S. Federal Reserve and other global central banks raised interest rates in 2022 and 2023. Although interest rates have begun to subside, we cannot predict with certainty any future action that the U.S. Federal Reserve and/or any other global central bank may take with respect to interest rates. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

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
•
pandemics or other calamities that may affect tenants' ability to pay their rent;
•
adverse changes in national and local economic and market conditions;
•
changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•
costs of remediation and removal of hazardous substances and liabilities associated with environmental conditions, which liabilities may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substance, and which may also adversely affect our ability to sell the property; and
•
the potential for uninsured or under-insured property losses.

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

Our assets include loans that are denominated in currencies other than USD or are secured by assets located outside the United States. As of December 31, 2024, $3.7 billion, or 51.8%, of our assets (by carrying value) were comprised of such loans. Investments in countries outside the United States may subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets as well as political and economic instability abroad, and concerns regarding the stability of the sovereign debt of certain European countries, and other geopolitical issues, any of which factors could adversely affect our receipt of returns on and distributions from these assets. In addition, fluctuations in exchange rates between foreign currencies and USD could expose us to foreign currency risk. All of the foregoing could adversely affect the book value of our assets and the income from those assets.

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

We are subject to conflicts of interest arising out of our relationship with Apollo, including the Manager. We have and may enter into transactions with Apollo and other Apollo vehicles. In particular, we have invested in and may in the future invest in, or acquire, certain of our investments through joint ventures with Apollo or its affiliates or purchase assets from, sell assets to or arrange financing from or provide financing to other Apollo vehicles. Any such transactions require approval by a majority of our independent directors. In certain instances we may invest alongside other Apollo vehicles in different parts of the capital structure of the same issuer. Depending on the size and nature of such investment, such transactions may require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm's length transaction.

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

The Manager's and Apollo's liability is limited under the Management Agreement, and we have agreed to indemnify the Manager against certain liabilities. As a result, we could experience poor performance or losses for which the Manager would not be liable.

Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, the Manager, its officers, members, managers, directors, personnel, any person controlling or controlled by the Manager and any person providing services to the Manager (including

Apollo) are not liable to us, any of our subsidiaries, our stockholders or partners or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. The Manager maintains a contractual as opposed to a fiduciary relationship with us that limits its obligations to us to those specifically set forth in the Management Agreement. In addition, we have agreed to indemnify the Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by the Manager and any person providing services to the Manager (including Apollo) with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement. As a result, we could experience poor performance or losses for which the Manager would not be liable.

The termination of the Management Agreement may be difficult and costly, which may adversely affect our inclination to end our relationship with the Manager.

Termination of the Management Agreement with the Manager without cause is difficult and costly. The Management Agreement provides that, in the absence of cause, it may only be terminated by us, upon the vote of at least two thirds of our independent directors based upon: (i) the Manager's unsatisfactory performance that is materially detrimental to us, or (ii) a determination that the management fees payable to the Manager are not fair, subject to the Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two thirds of our independent directors. The Manager will be provided 180 days prior notice of any such termination. Additionally, upon a termination by us without cause (or upon a termination by the Manager due to our material breach), the Management Agreement provides that we will pay the Manager a termination payment equal to three times the average annual base management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. This provision increases the effective cost to us of electing not to renew, or defaulting in our obligations under, the Management Agreement, thereby adversely affecting our inclination to end our relationship with the Manager, even if we believe the Manager's performance is not satisfactory.

The term of the Management Agreement was automatically renewed for a successive one-year term in September 2024 and will automatically renew on each anniversary thereafter; provided, however, that either we, under the certain limited circumstances described above that would require us to pay the fee described above, or the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business plan.

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

The manner of determining the base management fee may not provide sufficient incentive to the Manager to maximize risk-adjusted returns on our investment portfolio since it is based on our stockholders' equity (as defined in the Management Agreement) and not on other measures of performance.

The Manager is entitled to receive a base management fee that is based on the amount of our stockholders' equity (as defined in the Management Agreement) at the end of each quarter, regardless of our performance. Our stockholders' equity for the purposes of calculating the base management fee is not the same as, and could be greater than, the amount of stockholders' equity shown on our consolidated financial statements. The possibility exists that significant base management fees could be payable to the Manager for a given quarter despite the fact that we experienced a net loss during that quarter. The Manager's entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to the Manager to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to pay dividends to our stockholders and the market price of our common stock. Furthermore, the compensation payable to the Manager will increase as a result of future equity offerings, even if the offering is dilutive to existing stockholders.

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

Apollo has established certain one-way and/or two-way information barriers in respect of discrete investment strategies (based on established policies and procedures in respect of information barriers). However, Apollo generally operates without the permanent information barriers within its asset management business that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions. If the Manager were to receive material non-public information about a particular company, or have an interest in investing in a particular company, Apollo or certain of its affiliates may be prevented from investing in or disposing of investments in such company. Conversely, if Apollo or certain of our affiliates were to receive material non-public information about a particular company or have an interest in investing in a particular company we may be prevented from investing in or disposing of investments in such company. Apollo's approach to these barriers could prevent the Manager's investment professionals from undertaking advantageous investments or dispositions that would be permissible for them otherwise. In addition, Apollo could in the future decide to establish other information barriers within its asset management business, particularly as it expands and diversifies. In such event, Apollo's ability to operate as an integrated asset management platform will be restricted and the Manager's resources may be limited.

We are dependent on the Manager and its key personnel for our success and upon their access to Apollo's investment professionals and partners. We may not find a suitable replacement for the Manager if the Management Agreement is terminated, or if key personnel leave the employment of the Manager or Apollo or otherwise become unavailable to us.

We do not have any employees and we rely completely on the Manager to provide us with investment and advisory services. We have no separate facilities and are completely reliant on the Manager, which has significant discretion as to the implementation of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of the Manager. We benefit from the personnel, relationships and experience of the Manager's executive team and other personnel and investors of Apollo. The executive officers and key personnel of the Manager evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. We also depend, to a significant extent, on the Manager's access to the investment professionals and partners of Apollo and the information and deal flow generated by the Apollo investment professionals in the course of their investment and portfolio management activities.

The departure of any senior personnel of the Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we offer no assurance that the Manager will remain our investment manager, that we will continue to have access to the Manager's or Apollo's executive officers and other investment professionals, or that we will be able to find a suitable replacement for the Manager if the Management Agreement is terminated.

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

In the event we own a mezzanine loan that does not meet the safe harbor, or a loan that has undergone a "significant modification," the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, or if such loan otherwise adversely impacted our REIT asset and income tests, we could fail to qualify as a REIT, unless we are able to qualify for a statutory REIT "savings" provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

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

A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.

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

The Apollo Global Management, Inc. ("AGM") board of directors is involved in overseeing Apollo's risk management program, including with respect to cybersecurity, which is a critical component of Apollo's overall approach to enterprise risk management ("ERM"). Apollo's cybersecurity policies and practices are fully integrated into its ERM framework through its reporting, risk management and oversight channels and are based, in part, on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.

As one of the critical elements of Apollo's overall ERM approach, Apollo's cybersecurity program is focused on the following key areas:

•
Governance. As discussed further under the heading "Cybersecurity Governance," the AGM board of directors has an oversight role, as a whole and also at the committee level, in overseeing management of Apollo's risks, including its cybersecurity risks. Apollo's Chief Information Security Officer ("CISO") and the CISO of Athene Holding Ltd. ("AHL"), a subsidiary of AGM, with support from the broader Apollo Technology team, are responsible for information security strategy, policies and practices, as well as, as appropriate, with our executive officers and other representatives of the Manager and its affiliates.
•
Collaborative Approach. Apollo utilizes a cross-functional approach involving stakeholders across multiple departments, including Apollo Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, in consultation with our management and our board of directors, as applicable, in a timely manner.
•
Technical Safeguards. Apollo deploys technical safeguards that are designed to protect its information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis using vulnerability assessments and cybersecurity threat intelligence.
•
Incident Response and Recovery Planning. Apollo has established and maintains incident response and recovery plans that address its response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•
Third-Party Risk Management. Apollo maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems, as well as the systems of third parties that could adversely impact its business and the business of its externally managed entities such as our company, in the event of a cybersecurity incident affecting those third-party systems.
•
Education and Awareness. Apollo provides regular, mandatory training for personnel regarding cybersecurity threats to equip its personnel with effective tools to help mitigate cybersecurity threats, and to communicate its evolving information security policies, standards, processes and practices.

Apollo engages in the periodic assessment and testing of its policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of its cybersecurity measures. Apollo regularly engages third parties, including auditors and consultants, to perform assessments on its cybersecurity measures, including information security maturity assessments, audits and independent reviews of its information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to Apollo's risk management function, and Apollo adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews.

Cybersecurity threat risks have not materially affected our company, including our business strategy, results of operations or financial condition. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see "Item 1A. Risk Factors—Risks Related to Our Business and Structure—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results."

Cybersecurity Governance

The AGM board of directors' oversight of cybersecurity risk management is supported by the audit committee of the AGM board of directors (the "AGM audit committee"), the AAM Global Risk Committee ("AGRC"), the Operational Risk Forum (the "ORF"), the Cybersecurity Working Group and management. The AGM board of directors, the AGM audit committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo's information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo's risk management professionals, the AGM's Chief Security Officer ("CSO"), AGM's CISO, other members of management and relevant management committees and working groups. The Cyber Security Working Group is chaired by AGM's CISO and has representation from Apollo's Technology, Legal, Compliance, and ERM teams. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. AGM's CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM's board of directors and/or the AGM audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM board of directors or the AGM audit committee receives presentations and reports on cybersecurity risks from AGM's CSO or CISO, as well as from AHL's CISO, at least annually.

AGM's CISO, in coordination with the Apollo Technology and ERM teams, works collaboratively across Apollo to implement a program designed to protect its information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with its incident response and recovery plans. To facilitate the success of Apollo's cybersecurity risk management program, multidisciplinary teams throughout Apollo are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, AGM's CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the AGM audit committee or AGM board of directors, as appropriate.

AGM's CSO holds an undergraduate degree in Management Information Systems and Business Administration, which he received magna cum laude. He has over 25 years of cyber-related experience, having served in various roles in technology and cybersecurity, including as Head of IT Risk Management, Executive Director of IT & Risk Compliance, and Global IT Risk Evaluation Lead at large financial institutions and consulting firms. He was also previously AGM's CISO for nearly eight years. AGM's CISO holds a master's degree in Business Information Systems and has served in various roles in information technology and information security for over 25 years across a number of large financial institutions, including as Director, Cybersecurity and Risk.

As part of the risk management oversight (including oversight of cyber risks) of the audit committee of our board of directors, our audit committee regularly interacts with, and receives reports from, our management, the Manager, Apollo, and other service providers. The audit committee of our board of directors receives presentations and reports on cybersecurity risks from AGM's CSO or CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to Apollo's peers and third parties. Additionally, Apollo and other service providers periodically report to management as it relates to our cybersecurity practices.

Apollo's cybersecurity incident response plan provides for proper escalation of identified cybersecurity threats and incidents, including, as appropriate, to our management. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to our company, the Manager, and evaluation of the adequacy of our cybersecurity program (as coordinated through the Manager and Apollo), including risk mitigation, compliance and controls.

Item 2. Properties

Our principal executive office is located at 9 West 57th Street, New York, New York 10019, telephone 212-515-3200.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Refer to "Note 18 - Commitments and Contingencies" for further detail regarding legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol "ARI."

Holders

As of February 7, 2025, we had 420 registered holders of our common stock. The 420 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2009 and, as such, anticipate distributing annually at least 90% of our REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction. Although we may borrow funds to make distributions, once our available capital is fully deployed, cash for such distributions is expected to be largely generated from our results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on cash available for distribution, financial condition, our ability to maintain our qualification as a REIT, and such other factors that the board of directors may deem relevant. See Item 1A. "Risk Factors," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 500 (the "S&P 500"), and the FTSE Nareit All Mortgage Capped Index (the "FNMRC Index"), a published industry index, from December 31, 2019 to December 31, 2024. The graph assumes that $100 was invested on December 31, 2019 in our common stock, the S&P 500 and the FNMRC Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Apollo Commercial Real Estate Finance, Inc.	100.00	71.42	92.62	86.34	107.36	89.41
S&P 500	100.00	118.39	152.34	124.72	157.48	196.85
FTSE Nareit AMC Index	100.00	80.37	93.88	68.62	78.98	78.73

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2024.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $751.0 billion as of December 31, 2024.

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

Current Market Conditions

Certain external events such as public health issues, natural disasters, political and economic instability abroad, concerns regarding the stability of the sovereign debt of certain European countries, and other geopolitical issues, have adversely impacted the global economy and have contributed to significant volatility in financial markets. Due to various uncertainties caused by such external events and recent macroeconomic trends, including inflation and higher interest rates, further business risks could arise. Some of the factors that impacted us to date and may continue to affect us are outlined in Item 1A. "Risk Factors."

Results of Operations

Our results of operations discuss fiscal years ended December 31, 2024 and 2023 items and year-to-year comparisons between fiscal years ended December 31, 2024 and 2023. Discussions of prior period items and year-to-year comparisons between fiscal years ended December 31, 2023 and 2022 can be found in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Net Income (Loss) Available to Common Stockholders

For the years ended December 31, 2024 and 2023, our net income (loss) available to common stockholders was ($131.9) million, or ($0.97) per diluted share of common stock, and $45.9 million, or $0.29 per diluted share of common stock, respectively.

Operating Results

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2024 and 2023 ($ in thousands):

	Years Ended
	December 31, 2024	December 31, 2023	2024 vs 2023
Net interest income:
Interest income from commercial mortgage loans	$699,389	$701,002	$(1,613)
Interest income from subordinate loans and other lending assets	3,542	17,280	(13,738)
Interest expense	(503,949)	(466,110)	(37,839)
Net interest income	198,982	252,172	(53,190)
Operations related to real estate owned:
Revenue from real estate owned operations	104,689	92,419	12,270
Operating expenses related to real estate owned	(81,683)	(72,759)	(8,924)
Depreciation and amortization on real estate owned	(11,668)	(8,248)	(3,420)
Net income related to real estate owned	11,338	11,412	(74)
Operating expenses:
General and administrative expenses	(29,649)	(29,520)	(129)
Management fees to related party	(36,120)	(37,978)	1,858
Total operating expenses	(65,769)	(67,498)	1,729
Other income, net	4,498	4,616	(118)
Net realized loss on investments	(128,191)	(86,604)	(41,587)
Realized gain on extinguishment of debt	—	495	(495)
Increase in Specific CECL Allowance	(149,500)	(59,500)	(90,000)
Decrease (increase) in General CECL Allowance, net	(6,284)	72	(6,356)
Gain (loss) on foreign currency forward contracts	52,590	(48,213)	100,803
Foreign currency translation gain (loss)	(37,476)	52,031	(89,507)
Gain (loss) on interest rate hedging instruments	570	(414)	984
Net income (loss) before taxes	$(119,242)	$58,569	$(177,811)
Income tax provision	(394)	(442)	48
Net income (loss)	$(119,636)	$58,127	$(177,763)

Net Interest Income

Net interest income decreased by $53.2 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. This net decrease was primarily attributable to a decrease in interest income from (i) higher average balance of loans on non-accrual in 2024, (ii) realization of a loss on investment during 2024, and (iii) modifying two commercial mortgage loans from floating to fixed rate terms in 2024. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

Net income related to real estate owned remained generally the same for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Management Fees

Management fees expense decreased by $1.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in stockholders' equity (as defined in the Management Agreement) as a result of increased Specific CECL Allowance and realized losses on investments recorded during the year ended December 31, 2024.

Net realized loss on investments

During the year ended December 31, 2024, we recorded a $128.2 million net realized loss on investments, consisting of (i) a $127.5 million realized loss related to the extinguishment of the Massachusetts Healthcare Loan (as defined in "Note 4 -

Commercial Mortgage Loans and Other Lending Assets, Net"), and (ii) a $0.7 million realized loss related to the sale of a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Comparatively, during the year ended December 31, 2023, we recorded a net realized loss on investments of $86.6 million, consisting of (i) a $4.8 million realized loss related to the acquisition of the Atlanta Hotel through a deed-in-lieu of foreclosure and (ii) a $82.0 million realized loss on investments representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. These losses were partially offset by a $0.2 million gain on investments recorded in connection with the sale of our entire interest in three commercial loans secured by properties in Europe and a partial interest in one commercial loan secured by property located in London, UK.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 5 – Real Estate Owned" for additional detail.

Gain on Extinguishment of Debt

During the year ended December 31, 2023, we repurchased $53.9 million aggregate principal amount of the 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" or "Convertible Notes") at a weighted average price of 99.1%. As a result of this transaction, we recognized a $0.5 million gain on extinguishment of debt. We fully repaid the remaining principal of the 2023 Notes in cash at par during the fourth quarter of 2023.

Increase in Specific CECL Allowance, net

During the year ended December 31, 2024, we recorded a net increase in our Specific CECL Allowance of $149.5 million, related to two of our subordinate loans. During the first quarter of 2024, we recorded a $142.0 million Specific CECL Allowance related to a mezzanine loan secured by an ultra-luxury residential property in Manhattan, NY, primarily attributable to a reduction in list pricing of remaining units and slower sales pace at the property. During the second quarter of 2024, we recorded a Specific CECL Allowance of $7.5 million on a subordinate loan secured by our interest in a Class A office building in Troy, MI, attributable to low occupancy and limited leasing activity in the property's submarket. Additionally, we recorded an increase and subsequent write-off of $127.5 million of our Specific CECL Allowance related to the Massachusetts Healthcare Loan. The $127.5 million write-off was recorded as a realized loss within net realized loss on investments in our consolidated statement of operations as discussed above.

During the year ended December 31, 2023, we recorded a net increase to our Specific CECL Allowance of $59.5 million. The net increase consisted of a $141.5 million Specific CECL Allowance related to two mezzanine loans secured by the same ultra-luxury residential property in Manhattan, NY with a subsequent write-off of $82.0 million during the same period related to the most junior mezzanine loan which was deemed unrecoverable. The $82.0 million write-off of Specific CECL Allowance was recorded as a realized loss within net realized loss on investments in our 2023 consolidated statement of operations as discussed above.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Decrease (increase) in General CECL Allowance, net

For the year ended December 31, 2024, we recorded a net increase in our General CECL Allowance of $6.3 million. The increase was primarily driven by loan originations and the increase in our view of remaining expected term of certain of our loans. The increase was partially offset by the effects of portfolio seasoning and earlier than expected loan repayments.

During the year ended December 31, 2023, we recorded a net decrease in our General CECL Allowance of $0.1 million primarily driven by the effects of portfolio seasoning and loan repayments outpacing originations, which was partially offset by the increase in our view of remaining expected term of certain of our loans.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the year ended December 31, 2024 and year ended December 31, 2023 was a net gain of $15.1 million and $3.8 million, respectively.

The net gain for the year ended December 31, 2024 was higher than the net gain for the year ended December 31, 2023 due to lower forward point estimates.

Gain (loss) on interest rate hedges

During the year ended December 31, 2024, we recorded a net gain of $0.6 million on our interest rate caps. The net gain was primarily driven by a $1.9 million realized gain recorded in relation to our construction financing interest rate cap. The realized gain was attributable to SOFR exceeding the interest rate cap's strike rate throughout the year. Additionally, we recorded a partially offsetting unrealized loss of $1.3 million, driven by a decrease in the interest rate cap's fair value, as it approached its maturity.

During the year ended December 31, 2023, we recorded a net loss of $0.4 million primarily related to our 2026 Term Loan interest rate cap. Though we recorded a realized gain of $9.7 million driven by an increase in the applicable index rate above the interest rate cap's strike rate, this gain was offset by unrealized losses of $10.1 million, resulting from a decrease in the interest rate cap's fair value as it reached its June 2023 maturity.

Refer to "Note 11 – Derivatives" for full discussion of interest rate caps.

Subsequent Events

Refer to "Note 22 – Subsequent Events" to the accompanying consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2024.

Non-GAAP Financial Measures

Distributable Earnings

Distributable Earnings, a non-GAAP financial measure, is defined as net income available to common stockholders, computed in accordance with GAAP, adjusted for (i) equity-based compensation expense (a portion of which may become cash-based upon final vesting and settlement of awards should the holder elect net share settlement to satisfy income tax withholding), (ii) any unrealized gains or losses or other non-cash items (including depreciation and amortization related to real estate owned) included in net income available to common stockholders, (iii) unrealized income from unconsolidated joint ventures, (iv) foreign currency gains (losses), other than (a) realized gains/(losses) related to interest income, and (b) forward point gains/(losses) realized on our foreign currency hedges, and (v) provision for current expected credit losses. Distributable Earnings may also be adjusted to exclude certain other non-cash items, as determined by the Manager and approved by a majority of our independent directors.

For the year ended December 31, 2024, our Distributable Earnings were $61.3 million, or $0.43 per share, as compared to $157.5 million, or $1.09 per share for the prior year.

The weighted-average diluted shares outstanding used for Distributable Earnings per weighted-average diluted share has been adjusted from weighted-average diluted shares under GAAP to exclude shares issued from a potential conversion of the Convertible Notes. The Convertible Notes were fully repaid during the fourth quarter 2023, and as such, no adjustment was applied in 2024. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, these potentially issuable shares are excluded until a conversion occurs. We believe that excluding shares issued in connection with a potential conversion of the Convertible Notes from our computation of Distributable Earnings per weighted-average diluted share is useful to investors for various reasons, including the following: (i) conversion of Convertible Notes to shares requires both the holder of a note to elect to convert the Convertible Note and for us to elect to settle the conversion in the form of shares; (ii) future conversion decisions by note holders will be based on our stock price in the future, which is presently not determinable; (iii) the exclusion of shares issued in connection with a potential conversion of the Convertible Notes from the computation of Distributable

Earnings per weighted-average diluted share is consistent with how we treat other unrealized items in our computation of Distributable Earnings per weighted-average diluted share; and (iv) we believe that when evaluating our operating performance, investors and potential investors consider our Distributable Earnings relative to our actual distributions, which are based on shares outstanding and not shares that might be issued in the future.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Year Ended December 31,
	2024	2023
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	139,674,140	141,281,286
Unvested Restricted Stock Units ("RSUs"), net(1)	2,601,703	2,932,284
Diluted shares - Distributable Earnings	142,275,843	144,213,570

(1)
Unvested RSUs are net of incremental shares assumed repurchased under the treasury stock method, if dilutive. There were no incremental shares included in the year ended December 31, 2024. For 2023, the weighted-average diluted shares for GAAP were determined using the "if-converted" method.

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

We believe it is useful to our investors to present Distributable Earnings prior to net realized loss on investments and gain on extinguishment of debt to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to net realized loss on investments and gain on extinguishment of debt, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.

A significant limitation associated with Distributable Earnings as a measure of our financial performance over any period is that it excludes unrealized gains (losses) from investments. In addition, our presentation of Distributable Earnings may not be comparable to similarly-titled measures of other companies, that use different calculations. As a result, Distributable Earnings should not be considered as a substitute for our GAAP net income as a measure of our financial performance or any measure of our liquidity under GAAP. Distributable Earnings are reduced for realized losses and increased for realized gains.

The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to net realized loss on investments and gain on extinguishment of debt ($ in thousands):

	Year Ended December 31,
	2024	2023
Net income (loss) available to common stockholders	$(131,908)	$45,855
Adjustments:
Equity-based compensation expense	16,468	17,444
Loss (gain) on foreign currency forwards	(52,590)	48,213
Foreign currency loss (gain), net	37,476	(52,031)
Unrealized loss on interest rate cap	1,373	10,098
Realized gains relating to interest income on foreign currency hedges, net	4,054	11,882
Realized gains relating to forward points on foreign currency hedges, net	18,991	8,397
Depreciation and amortization on real estate owned	11,668	8,248
Increase in current expected credit loss allowance, net	155,784	59,428
Net realized loss on investments(1)	128,191	86,604
Gain on extinguishment of debt(2)	—	(495)
Total adjustments:	321,415	197,788
Distributable Earnings prior to net realized loss on investments and gain on extinguishment of debt	$189,507	$243,643
Net realized loss on investments(1)	$(128,191)	$(86,604)
Gain on extinguishment of debt(2)	—	495
Distributable Earnings	$61,316	$157,534
Diluted Distributable Earnings per share prior to net realized loss on investments and gain on extinguishment of debt	$1.33	$1.69
Diluted Distributable Earnings per share of common stock	$0.43	$1.09
Weighted-average diluted shares - Distributable Earnings	142,275,843	144,213,570

(1)
Net realized loss on investment for the year ended December 31, 2024 includes a realized loss of $127.5 million related to the Massachusetts Healthcare Loan and a $0.7 million loss on the sale of a commercial mortgage loan. Net realized loss on investment for the year ended December 31, 2023 includes (i) $4.8 million realized loss related to the acquisition of the hotel property in Atlanta, GA through a deed-in-lieu of foreclosure, (ii) $82.0 million realized loss representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY, (iii) $0.2 million net realized gain on loan sales. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for full discussion.
(2)
$0.5 million realized gains on extinguishment of debt was recorded during the year ended December 31, 2023 in connection with partial repurchases of our 2023 Notes. See "Note 10 – Convertible Senior Notes, Net" for full discussion.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2024	December 31, 2023
Stockholders' Equity	$1,874,481	$2,208,733
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$1,705,221	$2,039,473
Common Stock	138,174,636	141,358,605
Book value per share	$12.34	$14.43

The following table shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2023	$14.43
General CECL Allowance and accumulated depreciation	0.30
Book value per share at December 31, 2023 prior to General CECL Allowance and accumulated depreciation	$14.73
Diluted Distributable Earnings per share prior to net realized loss on investments	1.33
Impact of share repurchases	0.12
Common dividends declared	(1.20)
Net increase in Specific CECL Allowance	(1.06)
Realized loss on investments	(0.93)
Vesting and delivery of RSUs	(0.14)
Net loss on currency and interest rate hedges(1)	(0.07)
Other	(0.01)
Book value per share at December 31, 2024 prior to General CECL Allowance and accumulated depreciation	$12.77
General CECL Allowance and accumulated depreciation	(0.43)
Book value per share at December 31, 2024	$12.34

(1)
Includes net unrealized loss on forward currency contracts and interest hedges, and realized loss on forward currency contracts related to principal outside impact of forward points.

We believe that presenting book value per share with sub-totals prior to the CECL Allowances and depreciation is useful for investors for various reasons, including, among other things, analyzing our compliance with financial covenants related to tangible net worth and debt-to-equity under our secured debt arrangements and senior secured term loan, which permit us to add the General CECL Allowance to our GAAP stockholders' equity. Given that our lenders consider book value per share prior to the General CECL Allowance as an important metric related to our debt covenants, we believe disclosing book value per share prior to the General CECL Allowance is important to investors such that they have the same visibility. We further believe that presenting book value before depreciation and amortization is useful to investors since it is a non-cash expense included in net income and is not representative of our core business and ongoing operations.

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

Investment Activity

During the year ended December 31, 2024, we committed $1.9 billion of capital to new loans ($1.3 billion was funded at closing), and provided $627.4 million of add-on fundings, including £168 million ($213 million in USD) to a first mortgage loan secured by a portfolio of pubs across the United Kingdom, that was originated in December 2023. During the year ended December 31, 2024, we received $2.5 billion in loan repayments and sales.

Loan Portfolio Overview

Loan Portfolio Details

The following table sets forth certain information regarding our loan portfolio as of December 31, 2024 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted-Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$6,715,347	8.0%	8.5%	$4,823,762	6.6%	$1,891,585
Subordinate loans, net	388,809	0.0%	0.0%	—	—	388,809
Total Loans/Weighted-Average	$7,104,156	7.5%	8.1%	$4,823,762	6.6%	$2,280,394
Note receivable, held for sale	41,200	5.4%	5.6%	—	—	41,200
Total/Weighted-Average	$7,145,356	7.5%	8.0%	$4,823,762	6.6%	$2,321,594

(1)
Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of December 31, 2024 on the floating rate loans.
(2)
Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)
Gross of deferred financing costs of $8.8 million.
(4)
Cost of funds includes weighted-average spread and applicable benchmark rates as of December 31, 2024 on secured debt arrangements.
(5)
Represents loan portfolio at carrying value less secured debt outstanding.

The following table provides additional details of our commercial mortgage loans, subordinate loans, and other lending assets portfolio as of December 31, 2024 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Office	2	02/2022	$463	$223	Y		12/2028	London, UK
2	Office	3	03/2022	256	11		Y	04/2027	Manhattan, NY
3	Office	3	01/2020	226	25		Y	03/2028	Long Island City, NY
4	Office	4	06/2019	207	—			08/2026	Berlin, Germany
5	Office	3	02/2020	172	5			03/2025	London, UK
6	Office	3	02/2022	153	—			06/2025	Milan, Italy
7	Office	3	11/2022	100	—			09/2026	Chicago, IL
8	Office	4	03/2018	73	—		Y	01/2026	Chicago, IL
9	Hotel	3	12/2023	281	—			12/2028	Various, Europe
10	Hotel	3	10/2019	248	15			08/2027	Various, Spain
11	Hotel	3	05/2022	200	5		Y	06/2027	Napa Valley, CA
12	Hotel	3	07/2021	180	—			08/2026	Various, US
13	Hotel	3	09/2015	140	—			12/2026	Manhattan, NY
14	Hotel	3	06/2024	131	—			06/2029	St. Petersburg, FL
15	Hotel	3	06/2024	106	9			07/2029	Brooklyn, NY
16	Hotel	3	11/2021	87	—			12/2026	St. Thomas, USVI
17	Hotel	3	12/2024	84	2		Y	01/2030	Indianapolis, IN
18	Hotel	3	12/2024	74	—		Y	12/2029	New Orleans, LA
19	Hotel	3	05/2019	46	—			12/2025	Chicago, IL
20	Residential	3	12/2021	226	11			12/2026	Various, UK
21	Residential	3	07/2024	187	—			07/2029	Various, UK
22	Residential	3	03/2023	161	—			04/2026	Various, US
23	Residential	3	04/2024	156	—			05/2029	Emeryville, CA
24	Residential	3	08/2024	146	—			08/2029	Various, UK
25	Residential	3	10/2024	103	—			11/2029	Various, US
26	Residential	3	06/2024	99	—			07/2029	Washington, DC
27	Residential	3	05/2021	76	—			05/2027	Cleveland, OH
28	Residential	2	12/2021	12	—			01/2027	Manhattan, NY
29	Retail	3	04/2022	479	21			04/2027	Various, UK
30	Retail	3	08/2019	250	—		Y	09/2025	Manhattan, NY
31	Retail(1)	5	11/2014	97	—			09/2025	Cincinnati, OH
32	Retail	2	05/2022	85	—			06/2027	Various, US
33	Retail	3	12/2024	—	382			07/2030	London, UK
34	Mixed Use	3	12/2019	209	—		Y	11/2025	London, UK
35	Mixed Use	3	03/2022	154	24		Y	03/2027	Brooklyn, NY
36	Industrial	3	03/2021	223	—			05/2026	Various, Sweden
37	Industrial	3	08/2024	132	94	Y		08/2029	Various, UK
38	Pubs	3	12/2023	207	—		Y	01/2029	Various, UK
39	Caravan Parks	3	02/2021	196	—			02/2028	Various, UK
40	Portfolio(3)	3	06/2021	186	14			06/2026	Various, Germany
41	Urban Predevelopment	3	12/2022	134	—			01/2026	Miami, FL
	General CECL Allowance			(30)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.0		$6,715	$841			2.6 Years

Subordinate Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(2)	3	06/2015	$288	—			11/2025	Manhattan, NY
2	Residential(2)	3	08/2022	74	—			11/2025	Manhattan, NY
3	Residential(1)(2)	5	05/2020	28	—			11/2025	Manhattan, NY
4	Office(1)(4)	5	08/2017	—	—			09/2024	Troy, MI
	General CECL Allowance			(1)
	Subtotal / Weighted-Average Subordinate Loans	3.1		$389	$—			0.8 Years

Other Lending Assets Portfolio
#	Asset Type	Risk Rating	Origination Date	Fair Value	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Note Receivable	N/A	10/2024	$41	—			10/2029	N/A
	General CECL Allowance			—
	Subtotal / Weighted-Average Notes Receivable, Held for Sale	N/A		$41	$—			4.8 Years
	Total / Weighted-Average Loan Portfolio(5)	3.0		$7,145	$841			2.5 Years

(1)
Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(2)
Loans are secured by the same property.
(3)
Includes portfolio of office, industrial, and retail property types.
(4)
Loan matured in September 2024. Negotiations with sponsor currently in process.
(5)
Total may not foot due to rounding.

Our average asset and debt balances for the year ended December 31, 2024 were ($ in thousands):

	Average month-end balances for the year ended December 31, 2024 (1)
Description	Assets	Related debt
Commercial mortgage loans (2)	$7,789,546	$5,441,935
Subordinate loans	643,342	—
Note receivable, held for sale	3,433	—

(1)
Average month-end balances reflect principal and borrowings outstanding for assets and related debt, respectively.
(2)
Includes average month end asset and debt balance of a commercial mortgage loan, held for sale.

Portfolio Management

Our portfolio benefits from our core investment strategy whereby we target assets that are secured by institutional quality real estate throughout the United States and Europe. As discussed in Item 1. "Business—Investment Strategy" of this annual report on Form 10-K, the Manager has implemented underwriting standards which place a particular emphasis on due diligence of prospective investments' sponsors and borrowers, as well as assessment of the risk/return profile and appropriate structure of each investment opportunity. As of December 31, 2024, our portfolio's weighted-average origination loan to value ("LTV") ratio was 57%, excluding risk-rated 5 loans. This reflects significant equity value which we believe our loan sponsors would be committed to protect during periods of volatility and market disruption.

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

In addition to ongoing asset management, as further described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" to our consolidated financial statements, we perform a quarterly review of our portfolio whereby each loan is assigned a risk rating of "1" through "5," from less risk to greater risk, respectively. This analysis includes assessment of loans based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. In performing the analysis with respect to each loan, these various factors are assessed holistically, with a focus on their interplay, whereby no single factor on its own (whether quantitative or qualitative) is given more weight in the assessment or is prescriptive as to which specific risk rating is assigned to a specific loan. We apply these various factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. As of December 31, 2024, the weighted-average risk rating of the loan portfolio was 3.0.

The following table presents the carrying value of our loans by internal risk rating as of December 31, 2024 ($ in thousands):

Risk Rating	Number of Loans	Total(1)	% of Portfolio
1	—	$—	— %
2	3	560,180	7.9%
3	37	6,169,860	86.4%
4	2	279,732	3.9%
5	3	125,220	1.8%
Total	45	$7,134,992	100.0%
General CECL Allowance(2)		(30,836)
Total carrying value, net		$7,104,156

(1)
Net of Specific CECL Allowance.
(2)
$5.9 million of the General CECL Allowance for 2024 is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

Leverage Policies

We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. In addition to our secured debt arrangements, senior secured notes and senior secured term loan, we access additional sources of borrowings. Our charter and bylaws do not limit the amount of indebtedness we can incur; however, we are subject to and carefully monitor the limits placed on us by our credit providers and those that assign ratings on our company.

At December 31, 2024, our debt-to-equity ratio was 3.2 and our portfolio was comprised of $6.7 billion of commercial mortgage loans and $0.4 billion of subordinate loans and other lending assets. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio:

	December 31, 2024	December 31, 2023
Debt to Equity Ratio (1)	3.2	3.0

(1)
Represents total debt less cash and net loan proceeds held by servicer (recorded with Other Assets, see "Note 6 – Other Assets" for more information) to total stockholders' equity, gross of General CECL Allowance.

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

Our current debt obligations consist of $1.3 billion, at face value, of corporate debt, $4.8 billion of asset specific financings, and $327.7 million of debt related to real estate owned, held for investment. Our corporate debt includes $761.3 million of term loan borrowings and $500.0 million of senior secured notes. Our asset specific financings are generally tied to the underlying loans, and we anticipate repayments of $1.0 billion of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.

In addition to our debt obligations, as of December 31, 2024, we had $840.6 million of unfunded loan commitments. We expect that approximately $396.9 million will be funded to existing borrowers in the short term.

As of December 31, 2024, we had $317.4 million of cash on hand, $50.8 million of loan proceeds held by servicer and held approximately $507.2 million of unencumbered assets. We also had $2.1 billion of undrawn capacity under our secured debt arrangements and $134.5 million of additional capacity on our construction financing secured by our Brooklyn Multifamily Development property (as defined in "Note 3 - Fair Value Disclosure"), which is available to fund future construction costs.

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

Borrowings Under Various Financing Arrangements

The following table summarizes the outstanding balances and maturities for our various financing arrangements:

	December 31, 2024		December 31, 2023
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured Credit Facilities	$3,235,982	November 2026	$3,247,652	June 2026
Barclays Private Securitization(3)	1,587,780	May 2027	2,157,157	June 2026
Revolving Credit Facility	—	March 2026	147,000	February 2025
Total Secured Debt Arrangements	4,823,762		5,551,809
Debt Related to Real Estate Owned	327,662	July 2027	164,835	August 2027
Senior Secured Term Loans	761,250	January 2027	769,250	January 2027
Senior Secured Notes	500,000	June 2029	500,000	June 2029
Total Borrowings	$6,412,674		$6,985,894

(1)
Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)
Maturity dates represent the weighted-average maturities based on borrowings outstanding, and assume that all extension options are exercised at our discretion, subject to the consent of financing providers where applicable.
(3)
As of December 31, 2024, we had £716.8 million, €493.9 million, and kr2.0 billion ($1.6 billion assuming conversion into USD as of December 31, 2024) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.

Secured Credit Facilities

As of December 31, 2024, we had nine secured credit counterparties through wholly-owned subsidiaries. During the year ended December 31, 2024, we entered into one new credit facility and upsized two of our existing credit facilities which provided additional capacity of £366.6 million ($458.8 million converted into USD) and $413.5 million, respectively. Furthermore, we have repaid the full amount of borrowings outstanding on both the Goldman Sachs USD and Santander EUR facilities.

Refer to "Note 7 – Secured Debt Arrangements, Net" of our consolidated financial statements for additional disclosure regarding our secured credit facilities.

Barclays Private Securitization

We are party to a private securitization with Barclays Bank plc ("Barclays") (such securitization, the "Barclays Private Securitization"). Commercial mortgage loans currently financed under the Barclays Private Securitization are denominated in GBP, EUR and SEK.

Refer to "Note 7 – Secured Debt Arrangements, Net" of our consolidated financial statements for additional disclosure regarding our Barclays Private Securitization.

Revolving Credit Facility

In March 2023, we entered into a Revolving Credit Facility. The Revolving Credit Facility matures in March 2026 and is secured by certain of our qualifying commercial mortgage loans and real property owned assets. As of December 31, 2024, the Revolving Credit Facility had a capacity of $160.0 million and requires that we maintain an interest coverage ratio of 1.3:1.

Refer to "Note 7 – Secured Debt Arrangements, Net" of our consolidated financial statements for additional disclosure regarding our Revolving Credit Facility.

Senior Secured Term Loans

In May 2019, we entered into the $500.0 million 2026 Term Loan (the "2026 Term Loan") and in March 2021, we entered into the $300.0 million senior secured term loan, with substantially the same terms as the 2026 Term Loan, (the "2028 Term Loan" and, together with the 2026 Term Loan, the "Term Loans"). The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal.

Refer to "Note 8 – Senior Secured Term Loans, Net" of our consolidated financial statements for additional disclosure regarding our 2026 Term Loan and 2028 Term Loan.

Senior Secured Notes

In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions.

Refer to "Note 9 – Senior Secured Notes, Net" of our consolidated financial statements for additional disclosure regarding our 2029 Notes.

Debt Related to Real Estate Owned

In August 2022, we obtained construction financing on the Brooklyn Multifamily Development property. The construction financing includes a maximum commitment of $388.4 million, $164.8 million of which was funded when we acquired legal title of the property. As of December 31, 2024, the construction financing had a carrying value of $252.0 million, net of $2.0 million in deferred financing costs.

In June 2024, we obtained a $73.7 million mortgage secured by our D.C. Hotel property (as defined in "Note 3 - Fair Value Disclosure"). As of December 31, 2024, the mortgage had a carrying value of $72.6 million, net of $1.1 million in deferred financing costs.

Refer to "Note 5 – Real Estate Owned" of our consolidated financial statements for additional disclosure regarding our debt related to real estate owned.

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

As of December 31, 2024 and December 31, 2023, we had 6,770,393 shares of our Series B-1 Preferred Stock (as defined in "Note 17 - Stockholders' Equity") outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.

The following table details our dividend activity:

	Year Ended December 31,
Dividends declared per share of:	2024	2023
Common Stock	$1.20	$1.40
Series B-1 Preferred Stock	$1.81	$1.81

Repurchases of Equity Securities

In March 2020, our board of directors approved a stock repurchase program for up to $150.0 million of our common stock and in February 2021, approved the repurchase of an additional $150.0 million of our common stock. During the year ended December 31, 2024, we repurchased 4,013,405 shares of our common stock under this program at a weighted-average price of $10.15 per share.

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

Real Estate Owned (and Related Debt)

In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or deed-in-lieu of foreclosure. Foreclosed properties are classified as real estate owned and recognized at fair value on our consolidated balance sheets in accordance with the acquisition method under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations" ("ASC 805"). Real estate assets acquired may include land, building, furniture, fixtures and equipment ("FF&E") and intangible assets. In accordance ASC 820, we may utilize the income, market or cost approach (or combination thereof) to determine fair value.

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

At times we may classify real estate assets as held for sale in the period in which they meet the criteria under ASC Topic 360, "Property, Plant, and Equipment" ("ASC 360") as discussed in "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements. Once a real estate asset is classified as held for sale, depreciation is no longer recorded, and the asset is reported at the lower of its carrying value or fair value less cost to sell. The fair value of real estate assets classified as held for sale is determined using the appropriate methodologies noted in the preceding paragraph and the real estate asset's fair value is subject to uncertainty, as the actual sales price of the real estate asset could differ from those assumed in our valuations.

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

Current Expected Credit Losses

We measure and record potential expected credit losses related to our loan portfolio in accordance with the CECL Standard. The CECL Standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. We have adopted the weighted-average remaining maturity ("WARM") method to determine a General CECL Allowance for the majority of loans in our portfolio, applied on a collective basis by assets with similar risk characteristics. If we determine that a borrower or sponsor is experiencing financial difficulty, we will record loan-specific allowances (our Specific CECL Allowance) in accordance with a practical expedient prescribed by the CECL Standard.

General CECL Allowance

There are a number of significant assumptions required to estimate our General CECL Allowance which include deriving and applying an annual historical loss rate, estimating the impacts of current and future macroeconomic conditions and forecasting the timing of expected repayments, satisfactions and future fundings.

We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the fourth quarter of 2024 provided by a third party, Trepp LLC ("Trepp"). We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which we determine an appropriate historical loss rate. This historical loss rate, and ultimately the General CECL Allowance we derive, is sensitive to the CMBS dataset we select.

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

Refer to "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements for the complete listing and description of our significant accounting policies.

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

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following December 31, 2024, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity(1)	Increase to net interest income (2)(3)	Increase to net interest income (per share) (2)(3)	Decrease to net interest income (2)(3)	Decrease to net interest income (per share) (2)(3)
USD	$(217,959)	$(321)	$—	$1,240	$0.01
GBP	607,838	3,039	0.02	(3,039)	(0.02)
EUR	318,155	1,591	0.01	(1,489)	(0.01)
SEK	44,798	224	—	(224)	—
Total:	$752,832	$4,533	$0.03	$(3,512)	$(0.02)

(1)
Excludes floating rate loans on nonaccrual
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

New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Current Expected Credit Losses ("CECL") Allowance—Estimation of Economic Conditions—Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

The Company estimates its CECL allowance primarily using the Weighted Average Remaining Maturity ("WARM") method, which has been identified as an acceptable approach for computing current expected credit losses. In determining the CECL allowance, the Company considers various factors including (i) historical loss experience in the commercial real estate lending market, (ii) timing of expected repayments and satisfactions, (iii) expected future funding, (iv) capital subordinate to the Company when they are the senior lender, (v) capital senior to the Company when they are the subordinate lender, and (vi) the Company's current and future view of the macroeconomic environment. Management's estimation of the current and future economic conditions that may impact the performance of the commercial real estate assets securing the Company's assets include the unemployment rate, commercial real estate prices, and market liquidity. The Company uses projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on the loss rate.

We identified the macroeconomic factors within the CECL allowance as a critical audit matter because of the subjectivity, complexity and estimation uncertainty in determining the impact of the factors on the Company's loss rate. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether the macroeconomic factors determined by management reasonably and appropriately quantify the current and future macroeconomic risks associated with the Company's portfolio.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to assess the macroeconomic factors applied by management to the CECL allowance to account for current and future economic conditions included, among others:

•
We tested the operating effectiveness of controls over management's review of the CECL allowance, including management's judgments involved in the determination of the macroeconomic factors applied to the loss rate.
•
We evaluated the reasonableness of the methodology and significant assumptions used to develop the macroeconomic factors by considering relevant industry trends and economic conditions, including whether the methodology and significant assumptions were appropriate and consistent with what market participants would use.
•
We tested the accuracy and completeness of quantitative data used by management to estimate the current and future view of macroeconomic conditions.

CECL Allowance – Estimation of Fair Value of Underlying Collateral of Loans Exhibiting Signs of Financial Difficulty — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

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

We identified the estimation of the fair value of the underlying collateral of loans as a critical audit matter because of the significant estimates and assumptions required by management to evaluate the Company’s fair value analysis. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimate of the allowance for loan loss.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the fair value for those assets in which the borrower or sponsor exhibit signs of financial difficulty as part of estimation of the CECL allowance included the following, among others:

•
We tested the operating effectiveness of controls over management's review of the fair value analysis including controls over management's review of the assumptions used within the fair value analysis including, but not limited to, discount rate and capitalization rate and the inputs used within the fair value analysis. These inputs include, but are not limited to, debt service coverage ratio, occupancy, and microeconomic and macroeconomic conditions that could impact the property.
•
We evaluated the Company's determination of fair value by performing the following:
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including whether the significant inputs used in the model were appropriate and consistent with what market participants would use to value the collateral; and (3) mathematical accuracy of the overall valuation model.
•
We tested the underlying data used to develop the fair value to determine that the information used in the analysis was accurate and complete.
•
We performed a sensitivity analysis when deemed necessary based on results of other audit procedures performed for comparison to the Company's fair value analysis.
•
We considered whether events or transactions that occurred after the balance sheet date but before the completion of the audit affect the conclusions reached on the fair value measures and disclosures.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 10, 2025

We have served as the Company's auditor since 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands—except share data)

	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$317,396	$225,438
Commercial mortgage loans, net(1)(3)	6,715,347	7,925,359
Subordinate loans, net(2)(3)	388,809	432,734
Real estate owned, held for investment, net(4) (net of $23,266 and $10,404 accumulated depreciation in 2024 and 2023, respectively)	752,643	519,498
Other assets	138,027	85,623
Derivative assets, net	58,169	29,425
Assets related to real estate owned, held for sale	—	78,653
Note receivable, held for sale	41,200	—
Total Assets	$8,411,591	$9,296,730
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$4,814,973	$5,538,476
Senior secured term loans, net	754,210	759,150
Senior secured notes, net	496,433	495,637
Debt related to real estate owned, held for investment, net	324,587	161,562
Accounts payable, accrued expenses and other liabilities(5)	138,179	120,334
Payable to related party	8,728	9,553
Liabilities related to real estate owned, held for sale	—	3,285
Total Liabilities	6,537,110	7,087,997
Commitments and Contingencies (see Note 18)
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2024 and 2023 (see Note 17)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 138,174,636 and 141,358,605 shares issued and outstanding in 2024 and 2023, respectively	1,382	1,414
Additional paid-in-capital	2,695,701	2,727,488
Accumulated deficit	(822,670)	(520,237)
Total Stockholders' Equity	1,874,481	2,208,733
Total Liabilities and Stockholders' Equity	$8,411,591	$9,296,730

(1)
Includes carrying value of $6,715,347 and $7,705,491 pledged as collateral under secured debt arrangements in 2024 and 2023, respectively.
(2)
Includes carrying value of $232,991 as collateral under secured debt arrangements in 2023.
(3)
Net of $373,336 and $219,482 CECL Allowances comprised of $342,500 and $193,000 Specific CECL Allowance and $30,836 and $26,482 General CECL Allowance in 2024 and 2023, respectively.
(4)
Includes $154,048 pledged as collateral under secured debt arrangements in 2023.
(5)
Includes $5,948 and $4,017 of General CECL Allowance related to unfunded commitments on commercial mortgage loans and subordinate loans, net in 2024 and 2023, respectively.

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Operations

(in thousands—except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net interest income:
Interest income from commercial mortgage loans	$699,389	$701,002	$456,513
Interest income from subordinate loans and other lending assets	3,542	17,280	55,590
Interest expense	(503,949)	(466,110)	(270,525)
Net interest income	$198,982	$252,172	$241,578
Revenue from real estate owned operations	104,689	92,419	62,062
Total net revenue	$303,671	$344,591	$303,640
Operating expenses:
General and administrative expenses (includes equity-based compensation of $16,468, $17,444 and $18,252 in 2024, 2023 and 2022, respectively)	$(29,649)	$(29,520)	$(29,662)
Management fees to related party	(36,120)	(37,978)	(38,419)
Operating expenses related to real estate owned	(81,683)	(72,759)	(52,368)
Depreciation and amortization on real estate owned	(11,668)	(8,248)	(704)
Total operating expenses	$(159,120)	$(148,505)	$(121,153)
Other income, net	$4,498	$4,616	$2,494
Decrease (increase) in current expected credit loss allowance, net	(155,784)	(59,428)	17,623
Foreign currency translation gain (loss)	(37,476)	52,031	(116,399)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $29,687, ($91,434) and $104,159 in 2024, 2023 and 2022, respectively)	52,590	(48,213)	146,981
Gain (loss) on interest rate hedging instruments (includes unrealized gains (losses) of ($1,373), ($10,098) and $7,692 in 2024, 2023 and 2022, respectively)	570	(414)	13,363
Net realized loss on investments	(128,191)	(86,604)	18,683
Gain on extinguishment of debt	—	495	—
Net income (loss) before taxes	$(119,242)	$58,569	$265,232
Income tax provision	(394)	(442)	—
Net income (loss)	$(119,636)	$58,127	$265,232
Preferred dividends	(12,272)	(12,272)	(12,272)
Net income (loss) available to common stockholders	$(131,908)	$45,855	$252,960
Net income (loss) per share of common stock:
Basic	$(0.97)	$0.29	$1.77
Diluted	$(0.97)	$0.29	$1.68
Basic weighted-average shares of common stock outstanding	139,674,140	141,281,286	140,534,635
Diluted weighted-average shares of common stock outstanding	139,674,140	141,281,286	165,504,660
Dividend declared per share of common stock	$1.20	$1.40	$1.40

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at December 31, 2021	6,770,393	$68	139,894,060	$1,399	$2,721,042	$(427,883)	$2,294,626
Adoption of ASU 2020-06, see Note 2	—	—	—	—	(15,408)	11,992	(3,416)
Capital increase related to Equity Incentive Plan	—	—	701,935	7	11,273	—	11,280
Net Income	—	—	—	—	—	265,232	265,232
Dividends declared on preferred stock - $1.81 per share	—	—	—	—	—	(12,272)	(12,272)
Dividends declared on common stock and RSUs - $1.40 per share	—	—	—	—	—	(200,946)	(200,946)
Balance at December 31, 2022	6,770,393	$68	140,595,995	$1,406	$2,716,907	$(363,877)	$2,354,504
Capital increase related to Equity Incentive Plan	—	—	762,610	8	10,581	—	10,589
Net Income	—	—	—	—	—	58,127	58,127
Dividends declared on preferred stock - $1.81 per share	—	—	—	—	—	(12,272)	(12,272)
Dividends declared on common stock and RSUs - $1.40 per share	—	—	—	—	—	(202,215)	(202,215)
Balance at December 31, 2023	6,770,393	$68	141,358,605	$1,414	$2,727,488	$(520,237)	$2,208,733
Capital increase related to Equity Incentive Plan	—	—	829,436	8	8,981	—	8,989
Repurchase of common stock	—	—	(4,013,405)	(40)	(40,768)	—	(40,808)
Net Loss	—	—	—	—	—	(119,636)	(119,636)
Dividends declared on preferred stock - $1.81 per share	—	—	—	—	—	(12,272)	(12,272)
Dividends declared on common stock and RSUs - $1.20 per share	—	—	—	—	—	(170,525)	(170,525)
Balance at December 31, 2024	6,770,393	$68	138,174,636	$1,382	$2,695,701	$(822,670)	$1,874,481

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(119,636)	$58,127	$265,232
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium and payment-in-kind interest	(29,969)	(30,845)	(50,966)
Amortization of deferred financing costs	17,418	15,962	12,034
Equity-based compensation	16,468	17,444	18,252
Increase (decrease) in current expected credit loss allowance, net	155,784	59,428	(17,623)
Foreign currency loss (gain)	110,430	(40,922)	97,330
Unrealized loss (gain) on foreign currency contracts	(29,687)	91,434	(104,159)
Unrealized loss (gain) on interest rate hedging instruments	1,373	10,098	(7,692)
Depreciation and amortization on real estate owned	11,668	8,248	704
Gain on extinguishment of debt	—	(495)	—
Net realized loss (gain) on investment	128,191	86,604	(18,683)
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	—	15,407	83,731
Other assets	14,954	(13,367)	(22,910)
Payment for interest rate cap	(429)	(2,317)	—
Accounts payable, accrued expenses and other liabilities	(75,483)	(769)	12,500
Payable to related party	(825)	(175)	(45)
Net cash provided by operating activities	$200,257	$273,862	$267,705
Cash flows from investing activities:
New funding of commercial mortgage loans	(1,244,414)	(456,167)	(3,027,742)
Add-on funding of commercial mortgage loans	(573,076)	(376,060)	(483,795)
Add-on funding of subordinate loans	(54,302)	(96,879)	(113,124)
Proceeds received from the repayment and sale of commercial mortgage loans	2,426,276	1,093,181	1,874,933
Proceeds received from the repayment of subordinate loans and other lending assets	23,122	75,271	279,336
Proceeds received from the sale of other assets(1)	91,892	—	—
Distributions from equity method investment(1)	9,023	—	—
Origination fees, other fees, and cost recovery proceeds received on commercial mortgage loans, and subordinate loans, net	39,554	13,936	46,874
Increase (decrease) in collateral related to derivative contracts, net	28,600	(112,800)	117,200
Capital expenditures on real estate owned assets	(169,506)	(72,631)	(33,035)
Cash received from hotel title assumption	—	569	—
Net cash provided by (used in) investing activities	$577,169	$68,420	$(1,339,353)
Cash flows from financing activities:
Proceeds from secured debt arrangements	1,998,197	806,843	2,836,372
Proceeds related to financing on real estate owned	162,827	—	164,835
Repayments of secured debt arrangements	(2,584,949)	(679,339)	(1,453,921)
Repayments of senior secured term loan principal	(8,000)	(8,000)	(8,000)
Repayments and repurchases of convertible notes	—	(229,506)	(345,000)
Payment of deferred financing costs	(10,873)	(12,212)	(16,494)
Payment of withholding tax on RSU delivery	(7,479)	(6,855)	(6,972)
Repurchase of common stock	(40,810)	—	—
Dividends on common stock	(185,949)	(202,019)	(200,574)
Dividends on preferred stock	(12,272)	(12,272)	(12,272)
Net cash provided by (used in) financing activities	$(689,308)	$(343,360)	$957,974

See notes to consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net increase (decrease) in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	$88,118	$(1,078)	$(113,674)
Decrease (increase) in cash classified within assets related to real estate owned, held for sale	577	5,100	(5,677)
Net increase (decrease) in cash and cash equivalents	$88,695	$4,022	$(119,351)
Cash and cash equivalents beginning of period	225,438	222,030	343,106
Effects of foreign currency translation on cash and cash equivalents	3,263	(614)	(1,725)
Cash and cash equivalents end of period	$317,396	$225,438	$222,030
Supplemental disclosure of cash flow information:
Interest paid	$495,491	$443,626	$246,370
Income tax paid	34	795	—
Change in loan proceeds held by servicer	44,572	2,900	(192)
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	$38,484	$53,407	$53,711
Change in participation sold	—	(25,130)	(1,934)
Assumption of real estate	—	75,000	270,035
Assumption of other assets related to real estate owned	—	2,827	—
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	—	(3,396)	—
Transfer of assets to assets related to real estate owned, held for sale	—	79,021	155,542
Transfer of assets related to real estate owned, held for sale to assets related to real estate owned held for investment, net	70,688	151,676	—
Transfer of assets related to real estate owned, held for sale to other assets	2,280	4,357	—
Transfer of liabilities to liabilities related to real estate owned, held for sale	—	1,438	7,156
Transfer of liabilities related to real estate owned, held for sale to accounts payable, accrued expenses and other liabilities	3,937	7,163	—
Transfer of commercial mortgage loan to other assets	20,073	—	—
Note receivable, held for sale(1)	41,200	—	—
Restructuring of commercial mortgage loan to subordinate loan	74,304	—	—

(1) Related to our former Massachusetts Healthcare Loan, as defined and discussed in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net."

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and those of our consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant estimates include current expected credit loss ("CECL") allowances. Actual results may differ from estimates. Certain reclassifications have been made to previously reported amounts to conform to the current period’s presentation.

We currently operate in one reporting segment. See further discussion in "Note 21 – Segment Reporting."

Principles of Consolidation

We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all variable interest entities ("VIEs") of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE's economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of 90 days or less. Substantially all of the Company's cash on deposit is in interest bearing accounts with major financial institutions and exceeds federally insured limits. As of both December 31, 2024 and 2023, we had no restricted cash on our consolidated balance sheets.

Classification of Investments and Valuations of Financial Instruments

Our investments consist primarily of commercial mortgage loans, subordinate loans, and other lending assets that are classified as held-to-maturity.

Classification of Loans and Other Lending Assets

Loans and other lending assets held to maturity are stated at the principal amount outstanding, adjusted for deferred fees and current expected credit losses, in accordance with GAAP.

Loans and other lending assets held for sale are classified as such if there is a reasonable expectation to sell them in the short-term following the reporting date and are reported at the lower of amortized cost or fair value, in accordance with GAAP. The amount by which amortized cost basis exceeds fair value shall be accounted for as a valuation allowance. Changes in the valuation allowance are recorded within change in valuation allowance on our consolidated statement of operations in the period in which the change occurs.

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

Specific CECL Allowance

Our loans are typically collateralized by commercial real estate. As a result, we regularly evaluate the extent and impact of any credit migration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. Specifically, a property's operating results and any cash reserves are analyzed and used to assess (i) whether cash flows from operations are sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and/or (iii) the property's liquidation value. We also evaluate the financial wherewithal of any loan guarantors as well as the borrower's competency in managing and operating the properties. In addition, we consider the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such analyses are completed and reviewed by asset management and finance personnel, who utilize various data sources, including (i) periodic financial data such as debt service coverage ratio, property occupancy, tenant profile, rental rates, operating expenses, the borrower's exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and discussions with market participants.

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

General CECL Allowance

In accordance with the WARM method, an annual historical loss rate is applied to the amortized cost of an asset or pool of assets over the remaining expected life. The WARM method requires consideration of the timing of expected future fundings of existing commitments and repayments over each asset's remaining life. An annual loss factor, adjusted for macroeconomic estimates, is applied over each subsequent period and aggregated to arrive at the General CECL Allowance.

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

We derived an annual historical loss rate based on a CMBS database with historical losses from 1998 through the fourth quarter of 2024 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period.

The General CECL Allowance on subordinate loans is calculated by incorporating both the loan balance of the position(s) of the structurally senior third-party lender(s) and the balance of our subordinate loan(s). The subordinate loans, by virtue of being the first loss position, are required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage allowance attributable to the subordinate loan. The General CECL Allowance on unfunded loan commitments is time-weighted based on our expected commitment to fund such obligations. The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheets within accounts payable, accrued expenses and other liabilities. The considerations in estimating our General CECL reserve for unfunded loan commitments are similar to those used for the related outstanding loans receivable.

Refer to "Note 4 - Commercial Mortgage, Subordinate Loans and Other Lending Assets, Net" for further information regarding CECL.

Assets and Liabilities Related to Real Estate Owned

In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or the execution of a deed-in-lieu of foreclosure. Foreclosed properties are classified as real estate owned and recognized at fair value on our consolidated balance sheets in accordance with the acquisition method under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations." When determining the fair value of real estate assets and liabilities, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate.

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

Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2024 and 2023, we had $17.6 million and $25.2 million, respectively, of capitalized financing costs, net of amortization, included as a direct deduction from the carrying amount of our debt.

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

On January 1, 2022, we adopted ASU 2020-06 "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity" ("ASU 2020-06"), which requires the inclusion of convertible instruments in the computation of diluted earnings per share, regardless of a company's intent and ability to settle such debt in cash. We adopted ASU 2020-06 through the modified retrospective method, resulting in a $3.4 million net impact to stockholders' equity.

For the years ended December 31, 2024 and 2023, dilutive earnings per share was calculated under the more dilutive computation of the treasury stock method and the "if-converted" method. Under the treasury stock method, the denominator includes the weighted-average outstanding common shares plus the incremental shares related to participating securities. The incremental shares are determined by subtracting the average unrecognized compensation cost for the period divided by the average stock price from the unvested RSUs.

The dilutive effect to earnings per share for the year ended December 31, 2022 was determined using the "if-converted" method whereby, if the conversion of the convertible notes would be dilutive, interest expense on the outstanding notes is added back to the diluted earnings numerator and all of the potentially dilutive shares are included in the diluted common shares outstanding denominator for the computation of diluted earnings per share.

Equity Method Investments

We account for investments in entities under the equity method of accounting where we exercise significant influence over the entity but do not meet the requirements for consolidation. Equity method investments, for which we have not elected a fair value option, are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. We classify distributions received from equity method investees using the cumulative earnings approach. Distributions received up to the cumulative earnings from each equity method investee, including distributions of operating profits, are considered returns on investment and are presented within "Cash flows from operating activities" in our consolidated statement of cash flows. Distributions in excess of cumulative earnings, including those in excess of operating profits, are considered returns of investment and are presented within "Cash flows from investing activities" in our consolidated statement of cash flows.

Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Our impairment analyses can include current plans, intended holding periods and other relevant information available at the time the analyses are prepared. The evaluation of anticipated cash flows is subjective and is based on assumptions that could differ materially from actual results.

Foreign Currency

From time to time we enter into transactions denominated in currencies other than USD. Foreign exchange ("Fx") gains and losses arising on such transactions are recorded as a gain or loss in our consolidated statement of operations. Assets and liabilities denominated in currencies other than USD are translated to USD at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded.

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

GAAP requires an entity to recognize all derivatives as either assets or liabilities on the balance sheets and to measure those instruments at fair value. To the extent the instrument qualifies for hedge accounting, the fair value adjustments will be recorded as a component of other comprehensive income in stockholders' equity until the hedged item is recognized in earnings. We have not designated any of our derivative instruments as hedges under GAAP and therefore, changes in the fair value of our derivatives are recorded directly in earnings.

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

We have elected to treat certain consolidated subsidiaries and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to U.S. federal and state income tax at regular corporate tax rates. Our major tax jurisdictions are U.S. federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2021 through 2024. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next 12 months.

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

Senior Secured Notes

We include senior secured notes in our consolidated balance sheets as a liability, net of original issue discount and deferred financing costs. Discount or transaction expenses are deferred and amortized through the maturity. Interest paid in accordance with senior secured notes is recorded in interest expense.

Senior Secured Term Loans

We include senior secured term loans (the "Term Loans") in our consolidated balance sheets as a liability, net of original issue discount and deferred financing costs. Discount or transaction expenses are deferred and amortized through the maturity. Interest paid in accordance with the Term Loans is recorded in interest expense.

Convertible Senior Notes

We include convertible senior notes in our consolidated balance sheets as a liability, net of original issue discount. Discounts are deferred and amortized through the maturity of the notes. Additionally, shares issuable under convertible notes are included in diluted earnings per share in our consolidated financial statement if the effect is dilutive, using the "if-converted" method, regardless of settlement intent. Interest paid in accordance with convertible senior notes is recorded in interest expense.

Revenue Recognition

Interest income on our lending assets is accrued based on the actual coupon rate adjusted for accretion of any purchase discounts, the amortization of any purchase premiums and the accretion of any deferred fees, in accordance with GAAP. Loans that are significantly past due may be placed on nonaccrual if we determine it is probable that we will not collect all payments which are contractually due. When a loan is placed on nonaccrual, interest is only recorded as interest income when it's received. Under certain circumstances, we may apply cost recovery under which interest collected on a loan reduces its amortized cost. The cost recovery method will no longer apply if collection of all principal and interest is reasonably assured. A loan may be placed back on accrual status if we determine it is probable that we will collect all payments which are contractually due.

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

Gains or losses on the sale of real estate assets, including residential property, are recognized in accordance with ASC 610-20, "Gains and Losses from the Derecognition of Nonfinancial Assets." We use specific identification method to allocate costs.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. As of December 31, 2024, we have adopted ASU 2023-07. Adoption of the standard has not impacted our financial statements but has resulted in incremental disclosures, which are included within "Note 21 – Segment Reporting".

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

Note 3 – Fair Value Disclosure

GAAP establishes a hierarchy of valuation techniques based on the observability of the inputs utilized in measuring financial instruments at fair value. Market-based or observable inputs are the preferred source of values, followed by valuation models using management's assumptions in the absence of market-based or observable inputs. The three levels of the hierarchy as noted in Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"), are described below:

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

Forward Currency Contracts

The fair values of foreign exchange forwards are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates and interest rate curves for the underlying countries. Our Fx forwards are classified as Level II in the fair value hierarchy.

Interest Rate Hedging Instruments

The fair values of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rates of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate caps are classified as Level II in the fair value hierarchy and manage our exposure to variable cash flows on certain of our borrowings. As of December 31, 2024, we held two interest rate caps: one related to financing on a full service luxury hotel in Washington D.C. ("D.C. Hotel") and one related to our construction financing. As of December 31, 2023, we held one interest rate cap related to our construction financing. Refer to "Note 5 – Real Estate Owned" and "Note 11 – Derivatives" for further detail.

Loans and Other Lending Assets Held for Sale

Loans and other lending assets are classified as held for sale if there is an intent to sell them in the short-term following the reporting date. These loans are recorded at the lower of amortized cost or fair value, less selling costs, unless the fair value option was elected at the time of origination. If the loan's fair value, less selling costs, is determined to be less than its amortized cost, a fair value adjustment may be recorded through a valuation allowance. Changes in the valuation allowance are recorded within our consolidated statement of operations in the period in which the change occurs.

The fair value of loans held for sale may be estimated using sales of comparable loans as supported by independent market data, or a contractually negotiated sales price. We consider the inputs used to calculate the fair value of loans held for sale as unobservable inputs. Accordingly, we classify the fair value of loans held for sale within Level III of the fair value hierarchy.

In April 2024, we sold a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI. The loan was previously classified as held for sale during the first quarter of 2024, and sold at a price of 99.5% during the second quarter of 2024. We recorded a realized loss of $0.7 million within realized loss on investments on our consolidated statement of operations for the year ended December 31, 2024.

As of December 31, 2024, we held a promissory note classified as held for sale. The note's fair value was equal to its amortized cost of $41.2 million, and no valuation allowance was recorded during the year ended December 31, 2024.

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of December 31, 2024 and December 31, 2023 ($ in thousands):

	Fair Value as of December 31, 2024				Fair Value as of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forward, net	$—	$57,753	$—	$57,753	$—	$28,065	$—	$28,065
Interest rate cap assets	—	416	—	416	—	1,360	—	1,360
Note receivable, held for sale	—	—	41,200	41,200	—	—	—	—
Total financial instruments	$—	$58,169	$41,200	$99,369	$—	$29,425	$—	$29,425

Non-recurring Fair Value Measurements

Real Estate Owned

Property acquired through foreclosure or deed-in-lieu of foreclosure is classified as real estate owned and recognized at fair value on our consolidated balance sheet upon acquisition in accordance with ASC Topic 805, "Business Combinations" ("ASC 805"). We are required to record real estate owned, a nonfinancial asset, at fair value on a non-recurring basis in accordance with ASC 820. Under ASC 820, we may utilize the income, market or cost approach (or combination thereof) to determine the fair value of real estate owned. We deem the inputs used in these approaches to be significant unobservable inputs. Therefore, we classify the fair value of real estate owned within Level III of the fair value hierarchy.

In March 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approaches. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. During the second quarter of 2023, the Atlanta Hotel's assets and liabilities were reclassified to held for sale and the fair value of the net real estate assets, less costs to sell, was in excess of our cost basis. During the first quarter of 2024, we determined that the sale to a third party from whom we received an unsolicited offer was no longer probable, and we are not actively marketing the property for sale. Therefore, the Atlanta Hotel no longer met the criteria for held for sale and was reclassified to real estate owned, held for investment. No impairments had been recorded as of December 31, 2024 or December 31, 2023.

In August 2022, we acquired legal title of a multifamily development property located in downtown Brooklyn, NY ("Brooklyn Multifamily Development") through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments had been recorded as of December 31, 2024 or December 31, 2023.

On May 24, 2021, we acquired legal title to the D.C. Hotel through a deed-in-lieu of foreclosure. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan which we repaid at par. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments had been recorded as of December 31, 2024 or December 31, 2023.

Refer to "Note 5 – Real Estate Owned" for additional discussion.

Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net

Our loan portfolio was comprised of the following at December 31, 2024 and December 31, 2023 ($ in thousands):

Loan Type	December 31, 2024	December 31, 2023
Commercial mortgage loans, net(1)	$6,715,347	$7,925,359
Subordinate loans, net	388,809	432,734
Total loans, net	$7,104,156	$8,358,093
Note receivable, held for sale	41,200	—
Carrying value, net	$7,145,356	$8,358,093

(1)
Includes $8.3 million and $95.5 million in 2024 and 2023, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 95% and 99% floating rate loans, based on amortized cost, net of Specific CECL Allowance, as of December 31, 2024 and December 31, 2023, respectively.

Activity relating to our loan portfolio for the year ended December 31, 2024 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items	Specific CECL Allowance	Carrying Value, Net(1)
December 31, 2023	$8,610,110	$(32,535)	$(193,000)	$8,384,575
New loan fundings(1)	1,285,614	—	—	1,285,614
Add-on loan fundings(2)	627,378	—	—	627,378
Loan repayments and sale	(2,541,740)	—	—	(2,541,740)
Gain (loss) on foreign currency translation	(133,973)	496	—	(133,477)
Increase in Specific CECL Allowance, net	—	—	(149,500)	(149,500)
Transfer to Other Assets(3)	(159,667)	—	—	(159,667)
Realized loss on investment(4)	(137,312)	9,121	—	(128,191)
Deferred fees and other items(5)	—	(39,554)	—	(39,554)
Amortization of fees	—	30,754	—	30,754
December 31, 2024	$7,550,410	$(31,718)	$(342,500)	$7,176,192
General CECL Allowance(6)				(30,836)
Carrying value, net				$7,145,356

(1)
Includes Note receivable, held for sale.
(2)
Represents fundings subsequent to loan closing.
(3)
Refer to "Massachusetts Healthcare" below for full discussion.
(4)
Realized loss on investment includes a realized loss of $127.5 million during the third quarter of 2024 related to the Massachusetts Healthcare Loan, discussed below, consisting of a $136.6 million write-off of principal, partially offset by $9.1 million, reflecting the cost recovery interest received and unamortized origination fees, and $0.7 million loss on the sale of a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI in April 2024.
(5)
Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, and deferred origination expenses.
(6)
$5.9 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	December 31, 2024(1)	December 31, 2023
Number of loans	46	50
Principal balance	$7,550,410	$8,610,110
Carrying value, net	$7,145,356	$8,358,093
Unfunded loan commitments(2)	$840,627	$868,582
Weighted-average cash coupon(3)	7.5%	8.3%
Weighted-average remaining fully-extended term(4)	2.5 years	2.3 years
Weighted-average expected term(5)	1.9 years	1.8 years

(1)
Includes Note receivable, held for sale.
(2)
Unfunded loan commitments are primarily funded to finance construction costs, tenant improvements, leasing commissions, or carrying costs. These future commitments are funded over the term of each loan, subject in certain cases to an expiration date.
(3)
For floating rate loans, based on applicable benchmark rates as of the specified dates. For loans placed on nonaccrual, the interest rate used in calculating weighted-average cash coupon is 0%.
(4)
Assumes all extension options are exercised.
(5)
Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated 5 loans.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2024		December 31, 2023
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Office	$1,756,965	24.6%	$1,593,320	19.0%
Hotel	1,575,270	22.1	2,128,256	25.4
Residential(2)	1,556,819	21.8	1,407,518	16.8
Retail	946,017	13.3	1,407,764	16.8
Industrial	399,546	5.6	293,133	3.5
Mixed Use	363,211	5.1	679,303	8.1
Healthcare	—	—	351,523	4.2
Other(3)	537,164	7.5	523,758	6.2
Total	$7,134,992	100.0%	$8,384,575	100.0%
General CECL Allowance(4)	(30,836)		(26,482)
Carrying value, net	$7,104,156		$8,358,093

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Includes residential-for-sale (5.5%), senior care facilities (4.7%), multifamily (4.7%), student housing (4.6%), and vacation rentals (2.3%) in 2024 and residential-for-sale (8.1%), senior care facilities (1.9%), multifamily (2.1%), student housing (2.7%), and vacation rentals (2.0%) in 2023.
(3)
Other property types include pubs (2.9%), caravan parks (2.7%), and urban predevelopment (1.9%) in 2024, and caravan parks (2.4%), parking garages (2.3%) and urban predevelopment (1.5%) in 2023.
(4)
$5.9 million and $4.0 million of the General CECL Allowance for 2024 and 2023, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2024		December 31, 2023
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,423,856	33.9%	$2,675,097	31.9%
New York City	1,539,995	21.6	1,736,856	20.7
Other Europe(2)	1,265,344	17.7	1,686,425	20.1
Midwest	560,436	7.9	522,137	6.2
Southeast	511,742	7.2	535,054	6.4
West	489,008	6.9	484,842	5.8
Other(3)	344,611	4.8	744,164	8.9
Total	$7,134,992	100.0%	$8,384,575	100.0%
General CECL Allowance(4)	(30,836)		(26,482)
Carrying value, net	$7,104,156		$8,358,093

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Other Europe includes Germany (8.4%), Italy (2.4%), Spain (3.5%), Sweden (3.1%) and the Netherlands (0.3%) in 2024, and Germany (7.4%), Italy (4.9%), Spain (4.2%), Sweden (2.9%), Ireland (0.5%) and the Netherlands (0.2%) in 2023.
(3)
Other includes Northeast (0.6%), Mid-Atlantic (1.4%), Southwest (1.5%) and Other (1.3%) in 2024, and Northeast (5.0%), Mid-Atlantic (1.1%), Southwest (1.7%) and Other (1.1%) in 2023.
(4)
$5.9 million and $4.0 million of the General CECL Allowance for 2024 and 2023, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

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

2. Low risk

3. Moderate/average risk

4. High risk/potential for loss: a loan that has a risk of realizing a principal loss

5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss, or an impairment has been recorded

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of December 31, 2024 and December 31, 2023, respectively ($ in thousands):

December 31, 2024
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2024	2023	2022	2021	2020	Prior
1	—	$—	— %	$—	$—	$—	$—	$—	$—
2	3	560,180	7.9%	—	—	547,851	12,329	—	—
3	37	6,169,860	86.4%	1,218,189	649,599	1,549,750	1,173,982	397,972	1,180,368
4	2	279,732	3.9%	—	—	—	—	—	279,732
5	3	125,220	1.8%	—	—	—	—	27,881	97,339
Total	45	$7,134,992	100.0%	1,218,189	649,599	2,097,601	1,186,311	425,853	1,557,439
General CECL Allowance(2)		(30,836)
Total carrying value, net		$7,104,156
Weighted-Average Risk Rating		3.0
Gross write-offs		$127,512		$—	$—	$127,512	$—	$—	$—

December 31, 2023
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2023	2022	2021	2020	2019	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	4	478,440	5.7%	—	280,572	—	—	132,309	65,560
3	42	7,548,252	90.0%	440,720	2,426,511	2,285,902	387,323	1,465,618	542,177
4	2	88,112	1.1%	—	—	—	—	—	88,112
5	2	269,771	3.2%	—	—	—	169,881	—	99,890
Total	50	$8,384,575	100.0%	$440,720	$2,707,083	$2,285,902	$557,204	$1,597,927	$795,739
General CECL Allowance(2)		(26,482)
Total carrying value, net		$8,358,093
Weighted-Average Risk Rating		3.0
Gross write-offs		$81,890		$—	$—	$—	$—	$—	$81,890

(1)
Net of Specific CECL Allowance.
(2)
$5.9 million and $4.0 million of the General CECL Allowance for 2024 and 2023, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

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

The following schedule illustrates changes in CECL Allowances for the year ended December 31, 2024 ($ in thousands):

	Specific CECL	General CECL Allowance			Total CECL	CECL Allowance as % of Amortized Cost
	Allowance(1)	Funded	Unfunded	Total	Allowance	General(1)	Total
December 31, 2023	$193,000	$26,482	$4,017	$30,499	$223,499	0.38%	2.61%
Changes:
Allowances (Reversals), net	277,012	4,354	1,931	6,285	283,297
Write-offs	(127,512)	—	—	—	(127,512)
December 31, 2024	$342,500	$30,836	$5,948	$36,784	$379,284	0.52%	5.07%

(1)
General CECL Allowance pool excludes loans and other lending assets that are held for sale or have a Specific CECL Allowance.

The following schedule illustrates changes in CECL Allowances for the year ended December 31, 2023 ($ in thousands):

	Specific CECL	General CECL Allowance			Total CECL	CECL Allowance as % of Amortized Cost
	Allowance(1)	Funded	Unfunded	Total	Allowance	General(1)	Total
December 31, 2022	$133,500	$26,224	$4,347	$30,571	$164,071	0.36%	1.86%
Changes:
Allowances (Reversals), net	141,480	258	(330)	(72)	141,408
Write-offs	(81,980)	—	—	—	(81,980)
December 31, 2023	$193,000	$26,482	$4,017	$30,499	$223,499	0.38%	2.61%

(1)
General CECL Allowance pool excludes loans and other lending assets that have a Specific CECL Allowance

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

We derive an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the fourth quarter of 2024 provided by a third party, Trepp LLC ("Trepp"). We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate is further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period of eight quarters. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compare the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We use projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

The General CECL Allowance on subordinate loans is calculated by incorporating both the loan balance of the position(s) of the structurally senior third-party lender(s) and the balance of our subordinate loan(s). The subordinate loans, by virtue of being the first loss position, are required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage allowance attributable to the subordinate loan. The General CECL Allowance on unfunded loan commitments is time-weighted based on our expected commitment to fund such obligations. The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheets within accounts payable, accrued expenses and other liabilities. The considerations in estimating our General CECL reserve for unfunded loan commitments are similar to those used for the related outstanding loans receivable.

Additionally, we have made an accounting policy election to exclude accrued interest receivables from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner. As of December 31, 2024 and December 31, 2023, accrued interest receivable was $58.5 million and $72.4 million, respectively, and included within other assets on our consolidated balance sheets.

Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.

The following schedule sets forth our General CECL Allowance as of December 31, 2024 and December 31, 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Commercial mortgage loans, net	$30,167	$25,723
Subordinate loans, net	669	759
Unfunded commitments(1)	5,948	4,017
Total General CECL Allowance	$36,784	$30,499

(1)
The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheets within accounts payable, accrued expenses and other liabilities.

Our General CECL Allowance increased by $6.3 million during the year ended December 31, 2024. The increase was primarily related to loan originations and the impacts of extending our expected loan repayment dates. The increase was partially offset by the effects of portfolio seasoning and earlier than expected loan repayments.

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

The following table summarizes our risk rated five loans as of December 31, 2024, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk Rating
Mortgage	Retail(1)(2)	Cincinnati, OH	$164,339	$67,000	$97,339	Nonaccrual/ 10/1/2019	5
Mezzanine	Residential(3)	Manhattan, NY	295,881	268,000	27,881	Nonaccrual/ 7/1/2021	5
Mezzanine	Office(4)	Troy, MI	7,500	7,500	-	Nonaccrual/ 6/30/2024	5
Total			$467,720	$342,500	$125,220

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
(4)
The fair value of the office collateral was determined by applying an exit capitalization rate of 10% and a discount rate of 20%

For the year ended December 31, 2024, we recorded a net increase in our Specific CECL Allowance of $149.5 million. This net increase was comprised of Specific CECL Allowances on two of our mezzanine loans mentioned in the table above and a Specific CECL Allowance on our Massachusetts Healthcare Loan (defined below), which was subsequently fully written off.

Massachusetts Healthcare

During the third quarter of 2024, we ceased accruing interest on our commercial mortgage loan ("Massachusetts Healthcare Loan") secured by eight hospitals in Massachusetts. During the same quarter, we and other Apollo-managed entities ("Apollo Co-Lenders"), through a joint venture ("Massachusetts Healthcare JV"), acquired title to one of the eight hospitals that previously secured our loan. During the same period, the hospital was taken by eminent domain by the Commonwealth of Massachusetts (the "Commonwealth"). Refer to "Note 18 - Commitments and Contingencies" for additional information regarding the Commonwealth's taking of the hospital.

On September 30, 2024, the guarantors made a guaranty payment on the Massachusetts Healthcare Loan, and the Borrowers transferred the deeds of the remaining seven hospitals into escrow, thereby releasing the borrowers from their obligation under the loan agreement. Accordingly, we realized loss representing the difference between the Massachusetts Healthcare Loan's amortized cost basis and (i) the amount to be paid by the Commonwealth for the eminent domain taking of one of the hospitals; (ii) our allocation of the value of the seven remaining hospitals, less costs to sell, as determined per the executed purchase and sale agreements and appraised values, where applicable, of the properties underlying the deeds in escrow. In aggregate, we recorded a $127.5 million realized loss on our original $378.7 million loan (41.2% of whole loan) within net realized loss on investments in our consolidated statement of operations, and all previously recorded Specific CECL Allowances related to the Massachusetts Healthcare Loan were written off.

During the fourth quarter of 2024, five of the seven hospitals were sold to third parties in accordance with the previously executed purchase and sale agreements, and the proceeds were allocated among us and other Apollo Co-Lenders based on our pro-rata interests in the Massachusetts Healthcare Loan. We received consideration of approximately $133.1 million, which included a $41.2 million promissory note. Additionally, the Massachusetts Healthcare JV received the proceeds from the Commonwealth for the hospital taken by eminent domain, and distributed our allocation of $9.0 million. As of December 31, 2024, $20.1 million remained in other assets on our consolidated balance sheet related to our allocation of fair value the two unsold hospitals. We did not hold title to either property as of December 31, 2024.

As of December 31, 2024, the promissory note was classified as held for sale and recorded within Note receivable, held for sale on our consolidated balance sheet at its fair value. Refer to "Note 2 – Summary of Significant Accounting Policies" and "Note 3 – Fair Value Disclosure" for further discussion on held for sale classification and fair value measurement policies.

Michigan Office

During the second quarter of 2024, we recorded a Specific CECL Allowance of $7.5 million on a subordinate loan secured by our interest in a Class A office building in Troy, MI, which was attributable to low occupancy and limited leasing activity in the property's submarket. The $7.5 million Specific CECL Allowance represents a full reserve against the loan's amortized cost basis. The loan's risk rating was downgraded from a four to a five and the loan was moved to nonaccrual status as of June 30, 2024. As of December 31, 2024, the loan is past its final contractual maturity of September 2024. Negotiations with the sponsor are currently in process.

As discussed further below, we recorded an additional $142.0 million Specific CECL Allowance on our Junior Mezzanine A Loan (as defined below), during the first quarter of 2024.

Loan Modifications Pursuant to ASC 326

During the twelve months ended December 31, 2024, we provided the following loan modifications that require disclosure pursuant to ASC 326.

As of December 31, 2024 and December 31, 2023, the aggregate amortized cost basis, net of Specific CECL Allowance, of these modified receivables was $721.7 million and $674.5 million, respectively, or 10.1% and 8.0% of our aggregate commercial mortgage loans and subordinate loans by amortized cost, respectively. There were unfunded commitments related to these loans of $10.6 million as of December 31, 2024, and none as of December 31, 2023.

Cleveland Multifamily

In May 2021, we originated a first mortgage loan secured by a multifamily property in Cleveland, OH. During the second quarter of 2024, we modified our loan to convert from a floating rate of Secured Overnight Financing Rate ("SOFR") + 3.25%

to a 6.0% fixed rate, and to provide a two year term extension. These modified terms are included in the determination of our general CECL reserve for the fourth quarter of 2024. The loan is performing pursuant to its modified contractual terms, and its risk rating remains a three as of December 31, 2024.

Manhattan Office

In March 2022, we originated a first mortgage loan secured by an office property in Manhattan, NY. During the second quarter of 2024, we modified our loan to convert from a floating rate of SOFR + 3.92% to a 5.0% fixed rate. This modified term is included in the determination of our general CECL reserve for the fourth quarter of 2024. The loan is performing pursuant to its modified contractual terms, and its risk rating remains a three as of December 31, 2024.

Manhattan Residential

During 2022, we recorded a total loan Specific CECL Allowance of $66.5 million on a junior mezzanine loan secured by an ultra-luxury residential property in Manhattan, NY ("Junior Mezzanine B Loan"), and downgraded its risk rating to a five. The allowance was recorded as sales velocity on the underlying property lagged behind the borrower's business plan and management's expectations amid broader uncertainty in the ultra-luxury residential property market. At this time, we also held a senior mezzanine loan ("Senior Mezzanine Loan"), an additional junior mezzanine loan ("Junior Mezzanine A Loan"), and a commercial mortgage loan ("Senior Loan"), secured by the same property.

During 2023, as property sales continued to trail behind the borrower's business plan, we ceased accruing interest on the Senior Loan and the Senior Mezzanine Loan. We also wrote off the $82.0 million Junior Mezzanine B Loan, as it was deemed to be unrecoverable, and recorded a realized loss of $82.0 million within net realized loss on investments in our consolidated statement of operations. Additionally, we recorded a $126.0 million Specific CECL Allowance on the Junior Mezzanine A Loan and downgraded its risk rating to a five.

During the first quarter of 2024, we recorded an additional $142.0 million Specific CECL Allowance on our Junior Mezzanine A Loan, resulting in an aggregate reserve of $268.0 million. The additional Specific CECL Allowance was primarily attributable to a reduction in list pricing of remaining units and slower sales pace at the property. The slower sales velocity coincided with the continued overall softening in the midtown Manhattan ultra-luxury submarket.

During the second quarter of 2024, our Senior Loan was refinanced by a third-party lender, which resulted in a repayment of $108.3 million. The remaining Senior Loan balance was restructured into a subordinate loan ("Senior Mezzanine A Loan"), and extended by fourteen months to November 2025. Concurrently, the maturities of the Senior Mezzanine Loan and the Junior Mezzanine A Loan were also extended to November 2025. All three loans remain on nonaccrual status subsequent to the refinancing. Based on our analysis under ASC 310-20, we have deemed this refinance to be a continuation of our existing loans.

The modified loan terms as discussed above have been reflected in our calculation of CECL for the year ended December 31, 2024. Refer to the "CECL" section above for additional information regarding our calculation of CECL Allowances. Any future change to the Specific CECL Allowance will be based upon a number of factors, including but not limited to the continued assessment of both the potential nominal value of remaining inventory as well as the expected sales velocity.

Nonaccrual and Past Due Loans

We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis, net of Specific CECL Allowance, for loans on nonaccrual was $486.8 million and $693.7 million as of December 31, 2024 and December 31, 2023, respectively.

Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. For the years ended December 31, 2024 and 2023, we received $9.1 million and $2.5 million, respectively, in interest that reduced amortized cost under the cost recovery method. The increase in interest recorded under the cost recovery method during the year ended December 31, 2024 is related to our Massachusetts Healthcare Loan discussed above.

As of December 31, 2024 and December 31, 2023, the amortized cost basis, net of Specific CECL Allowance, for loans that are past due 90 days or more as to principal or interest, was $486.8 million and $693.7 million, respectively. As of December 31, 2024 and December 31, 2023, there were no loans with accrued interest between 30 and 89 days past due.

Other Loan Activity

We recognized no payment-in-kind interest for the years ended December 31, 2024 and 2023. We recognized payment-in-kind interest of $10.0 million for the year ended December 31, 2022.

We recognized $7.4 million, $0.4 million and $3.8 million of pre-payment penalties and accelerated fees for the years ended December 31, 2024, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, we recorded $3.1 million and $3.6 million of interest income related to a subordinate risk retention interest in a securitization vehicle, respectively. The subordinate risk retention interest was repaid in full during the third quarter of 2023.

During 2022, one of our commercial mortgage loans collateralized by an office building located in London, United Kingdom was not repaid upon its contractual maturity, triggering an event of default. To provide the borrower with additional time to refinance the loan, we agreed to a conditional waiver of the event of default, and modified the terms of the loan agreement to include (i) a short term extension and (ii) default interest of 2.0%, which we commenced accruing in addition to our contractual rate. In 2023, the first mortgage loan, including participations sold, was fully satisfied, including all contractual and default interest accrued to date, which was approximately $0.7 million. Refer to "Note 12 – Participations Sold" for additional detail related to the subordinate interest.

In November 2020, the borrower under a £309.2 million commercial mortgage loan ($422.7 million assuming conversion into U.S. Dollars ("USD")), of which we owned £247.5 million ($338.4 million assuming conversion into USD), secured by an urban retail property located in London, United Kingdom, entered into administration triggering an event of default. In accordance with the loan agreement, we were entitled to collect default interest in addition to the contractual interest we had been earning. During the first quarter of 2022, our commercial mortgage loan was fully satisfied, and all accrued contractual and default interest was collected.

Loan Sales

From time to time, we may enter into sale transactions with other parties. All sale transactions are evaluated in accordance with ASC Topic 860, "Transfers and Servicing" ("ASC 860").

During 2024, we sold a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI. The loan was previously classified as held for sale during the first quarter of 2024, and sold at a price of 99.5% during the second quarter of 2024. Upon selling the commercial mortgage loan, we reversed the previously recorded valuation allowance and recorded a realized loss of $0.7 million included within realized loss on investments on our consolidated statement of operations for the year ended December 31, 2024.

During 2023, we sold our entire interests in three commercial mortgage loans secured by various properties in Europe, with aggregate commitments of €205.7 million ($219.0 million assuming conversion into USD, of which €115.0 million or $122.4 million assuming conversion into USD, was funded at the time of sale). Additionally, we sold a partial interest of £15.0 million ($18.2 million assuming conversion into USD) in a commercial mortgage loan secured by a mixed-use property located in London, United Kingdom. These sales were made to entities managed by affiliates of the Manager. We evaluated the transaction under ASC 860 and determined the sale of our entire interests and the sale of the partial interest met the criteria for sale accounting. In connection with these sales, we recorded a net gain of approximately $0.2 million within net realized loss on investments on our consolidated statement of operations for the year ended December 31, 2023.

During 2022, we transferred a portion of our unfunded commitment of £293.4 million ($327.7 million assuming conversion into USD) in a commercial mortgage loan secured by a mixed use property located in London, United Kingdom to entities managed by affiliates of the Manager. In addition to transferring the unfunded commitment, we also transferred a proportionate share of the origination fee associated with such unfunded commitment, resulting in a reduction to our amortized cost basis. We evaluated the transfer under ASC 860 and determined the transfer met the criteria for sale accounting. We recorded no gain or loss on the sale. Additionally, we sold our interest in a $100.0 million subordinate loan secured by an office building located in Manhattan, NY. We determined that this transaction qualified as a sale and accounted for it as such. We recorded no gain or loss related to this sale.

Note 5 – Real Estate Owned

Real Estate Owned, Held for Investment

As of December 31, 2024, assets and liabilities related to real estate owned, held for investment consisted of three properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., the Brooklyn Multifamily Development, a multifamily development property located in downtown Brooklyn, NY, and the Atlanta Hotel.

D.C. Hotel

In 2021, we acquired legal title to the D.C. Hotel, which previously secured two subordinate loans, through a deed-in-lieu of foreclosure. In accordance with ASC 805, we consolidated the hotel's assets and liabilities at their respective fair values. Refer to "Note 3 – Fair Value Disclosure" for full discussion of non-recurring fair value measurements.

In March 2022, the hotel assets, comprised of land, building, furniture, fixtures, and equipment ("FF&E"), and accumulated depreciation (collectively "REO Fixed Assets"), and liabilities met the criteria to be classified as held for sale under ASC Topic 360, "Property, Plant, and Equipment" ("ASC 360"). Accordingly, we ceased recording depreciation on the building and FF&E on the consolidated statement of operations.

In March 2023, due to market conditions, we curtailed active marketing efforts, and reclassified the REO Fixed Assets and liabilities from real estate owned, held for sale to real estate owned, held for investment, net. In accordance with ASC 360, the REO Fixed Assets were reclassified to their carrying value before they were initially classified as held for sale in March 2022, and all other assets and liabilities were reclassified to the corresponding line items on the consolidated balance sheet. Upon reclassification, we recorded $4.0 million of depreciation expense, representing the amount that would have been recorded had the asset remained as held for investment, and included this amount within depreciation and amortization on real estate owned on our 2023 consolidated statement of operations. No realized gain or loss was recorded in connection with this reclassification.

As of December 31, 2024 and December 31, 2023, the value of net real estate assets related to the D.C. Hotel was $157.1 million and $152.4 million, respectively. As of December 31, 2024, our net real estate assets included depreciable assets of $79.1 million, net of $9.1 million in accumulated depreciation, attributable to the building, and $6.0 million, net of $5.6 million in accumulated depreciation, attributable to FF&E. As of December 31, 2023, our net real estate assets included depreciable assets of $80.5 million, net of $6.6 million in accumulated depreciation, attributable to the building, and $6.1 million, net of $3.8 million in accumulated depreciation, attributable to FF&E.

In June 2024, we obtained a $73.7 million mortgage secured by the D.C. Hotel. The mortgage includes an interest rate of term one-month SOFR + 3.00% and current maturity of July 2026, with an option to extend for one year, contingent upon meeting certain conditions. The mortgage agreement contains covenants requiring our unencumbered liquidity be greater than $10.0 million and our net worth be greater than $200.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation.

The carrying value of the mortgage included within debt related to real estate owned, held for investment, net on our consolidated balance sheet was $72.6 million, net of $1.1 million in deferred financing costs. To manage our exposure to variable cash flows on our borrowings under this mortgage, we entered into an interest rate cap in June 2024. As of December 31, 2024, the fair value of the interest rate cap was de minimis. Refer to "Note 11 – Derivatives" for additional detail.

We recorded net profit from hotel operations of $8.4 million, $7.9 million and $9.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Brooklyn Multifamily Development

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

In 2022, we acquired legal title of the property through a deed-in-lieu of foreclosure and accounted for the asset acquisition in accordance with ASC 805. At that time, our amortized cost basis in the commercial mortgage loan was $226.5 million. We recorded the real estate assumed at a fair value of $270.1 million based on the market value of the property as of the date of acquisition. We recognized a realized gain of $43.6 million, recorded within realized gain (loss) on investments on our consolidated statement of operations, which reflects the difference between the fair value of the property and the carrying value of the loan at the time of acquisition. The non-recurring fair value measurement was classified as Level III within the fair value hierarchy due to the use of significant unobservable inputs, including comparable sales of similar properties in the market. We capitalized construction and financing costs of $166.7 million, $71.5 million and $32.7 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and December 31, 2023, our cost basis in the property was $540.9 million and $374.2 million, respectively. As of December 31, 2024 and December 31, 2023, our cost basis included capitalized costs of $319.7 million and $152.9 million, respectively. There is no depreciation recorded while the property is under development.

Upon taking title, we concurrently contributed the property to a joint venture with a third-party real estate developer. The entity was deemed to be a VIE, of which we were determined to be the primary beneficiary. Through our wholly owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement. Concurrently with taking title to the property, we obtained $164.8 million in construction financing on the property. As of December 31, 2024 and December 31, 2023, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our consolidated balance sheets was $252.0 million, net of $2.0 million in deferred financing costs and $161.6 million, net of $3.2 million in deferred financing costs, respectively.

The construction financing includes a maximum commitment of $388.4 million, an interest rate of SOFR +2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $100.0 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both December 31, 2024 and December 31, 2023, we were in compliance with these covenants.

To manage our exposure to variable cash flows on our borrowings under this construction financing, we entered into an interest rate cap in September 2023, and extended in September 2024 for an additional year. As of December 31, 2024 and December 31, 2023, the fair value of the interest rate cap was $0.4 million and $1.4 million, respectively, and recorded within derivative assets, net on our consolidated balance sheet. Refer to "Note 11 – Derivatives" for additional detail.

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

In March 2023, we acquired legal title of the Atlanta Hotel through a deed-in-lieu of foreclosure and determined the fair value of net real estate assets to be $75.0 million in accordance with ASC 820. The fair value of the real estate owned is categorized within Level III of the fair value hierarchy set forth by ASC 820 and includes the use of significant unobservable inputs. See "Note 3 – Fair Value Disclosure" for discussion of our non-recurring fair value measurements. Additionally, we recognized a realized loss of $4.8 million, recorded within net realized loss on investments on our consolidated statement of operations. The realized loss represents the difference between the original loan's amortized cost and the fair value of the net assets acquired.

During the second quarter of 2023, we received an unsolicited offer from a third party to purchase the Atlanta Hotel. As of June 30, 2023, the hotel's assets and liabilities met the criteria to be classified as held for sale under ASC 360. In accordance with ASC 360, we ceased recording depreciation on the building and FF&E on the consolidated statement of operations and we have reclassified assets and liabilities from their respective consolidated balance sheet line items to Assets related to real estate owned, held for sale and Liabilities related to real estate owned, held for sale.

As of March 31, 2024, we determined the sale of the Atlanta Hotel to a third party, from whom we received an unsolicited offer, to be no longer probable, and we are not actively marketing the property for sale to other potential buyers. As such, the Atlanta Hotel no longer met the criteria to be classified as held for sale under ASC 360. In accordance with ASC 360, the REO Fixed Assets were reclassified to their carrying value before classifying as held for sale in June 2023. On the date of reclassification, March 31, 2024, we recorded $3.6 million in depreciation, representing the amount that would have been recorded had the asset remained as held for investment. All other assets and liabilities were reclassified to the corresponding line items on the consolidated balance sheet. No realized gain or loss was recorded in connection with this reclassification.

As of December 31, 2024, the value of net real estate assets related to the Atlanta Hotel was $69.0 million. As of December 31, 2024, our net real estate assets included depreciable assets of $44.7 million, net of $5.5 million in accumulated depreciation, attributable to the building, and $6.7 million, net of $3.1 million in accumulated depreciation, attributable to FF&E. For the years ended December 31, 2024 and 2023, we recorded net profit/(loss) from the hotel's operations of ($0.8) million (inclusive of depreciation recorded upon reclassification as discussed above) and $3.5 million, respectively.

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

Note 6 – Other Assets

The following table details the components of our other assets at the dates indicated ($ in thousands):

	December 31, 2024	December 31, 2023
Interest receivable	$58,470	$72,354
Loan proceeds held by servicer(1)	50,843	6,271
Other(2)(3)	28,714	6,998
Total	$138,027	$85,623

(1)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(2)
Includes $7.7 million and $4.6 million of other assets from Real Estate Owned, Held for Investment as of December 31, 2024 and December 31, 2023, respectively. Refer to "Note 5 – Real Estate Owned" for additional information.
(3)
Includes $20.1 million of other assets related to our former Massachusetts Healthcare Loan as discussed in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net."

Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility.

During the year ended December 31, 2024, we entered into one new credit facility, which provided £366.6 million ($458.8 million converted into USD) of additional capacity.

Additionally, during the year ended December 31, 2024, we upsized the Barclays facility by $300.0 million and the Atlas Facility by $113.5 million. The amendment to upsize the Atlas Facility also included conversion of the facility's term from a six month "evergreen" feature to two-years, with a one-year extension option, reduction to recourse percentages, and an additional pledge of a commercial mortgage loan, among other changes. Furthermore, we have repaid the full amount of borrowings outstanding on both the Goldman Sachs - USD and Santander - EUR facilities.

Our borrowings under secured debt arrangements as of December 31, 2024 and December 31, 2023 are detailed in the following table ($ in thousands):

	December 31, 2024			December 31, 2023
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)	$1,500,000	$1,033,504	September 2026	$1,482,584	$1,043,964	September 2026
JPMorgan Facility - GBP(3)	—	—	N/A	17,416	17,416	September 2026
Deutsche Bank Facility - USD(3)	700,000	123,434	March 2026	700,000	275,815	March 2026
Atlas Facility - USD(4)	800,000	462,886	March 2027(5)	686,527	669,302	April 2027(6)(7)
HSBC Facility - GBP	377,483	377,483	May 2025	383,967	383,967	May 2025
HSBC Facility - EUR	250,162	250,162	January 2026(7)	281,401	281,401	January 2026
Goldman Sachs Facility - USD(8)	—	—	N/A	13,437	13,437	November 2025
Goldman Sachs Facility - GBP	458,804	373,706	May 2029	—	—	N/A
Barclays Facility - USD	500,000	321,546	March 2027(6)	200,000	107,929	June 2027(6)
MUFG Securities Facility - GBP	171,972	171,972	November 2025(6)	204,690	204,690	June 2025(6)
Churchill Facility - USD	130,000	121,289	April 2026	130,000	126,515	March 2026
Santander Facility - USD	300,000	—	February 2026	300,000	67,500	February 2026(6)
Santander Facility - EUR(9)	—	—	N/A	59,611	55,716	August 2024
Total Secured Credit Facilities	5,188,421	3,235,982		4,459,633	3,247,652
Barclays Private Securitization - GBP, EUR, SEK	1,587,780	1,587,780	May 2027(7)	2,369,125	2,157,157	June 2026(7)
Revolving Credit Facility - USD(10)(11)	160,000	—	March 2026	170,000	147,000	March 2026
Total Secured Debt Arrangements	6,936,201	4,823,762		6,998,758	5,551,809
Less: deferred financing costs	N/A	(8,789)		N/A	(13,333)
Total Secured Debt Arrangements, net(12)(13)(14)	$6,936,201	$4,814,973		$6,998,758	$5,538,476

(1)
As of December 31, 2024, British Pound Sterling("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.25, 1.04, and 0.09, respectively. As of December 31, 2023, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.27, 1.10 and 0.10, respectively.
(2)
Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)
The JPMorgan Facility and Deutsche Bank Facility enable us to elect to receive advances in USD, GBP, or EUR.
(4)
The Atlas Facility (as defined below) was formerly the Credit Suisse Facility. See "Atlas Facility" below for additional discussion.
(5)
The Atlas Facility was amended during March 2024 to convert the facility's maturity from a six month "evergreen" feature to a two-year initial term, with an additional one-year extension option.
(6)
Assumes financings are extended in line with the underlying loans.
(7)
Represents weighted-average maturity across various financings with the counterparty. See below for additional details.
(8)
Facility entered the two-year amortization period during the fourth quarter of 2023. During the amortization period, the maturity date for current outstanding transactions are extended for a period of up to two years from the November 2023 maturity. The facility was terminated during the year ended December 31, 2024, in conjunction with repayment of the underlying loan securing the facility.
(9)
The facility was terminated during the second quarter of 2024 in conjunction with repayment of the underlying loan securing the facility.
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
(11)
Effective September 30, 2024, the capacity on our Revolving Credit Facility was reduced to $160.0 million from $170.0 million.
(12)
Weighted-average borrowing costs as of December 31, 2024 and December 31, 2023 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.47% / GBP: +2.43% / EUR: +2.11% / SEK: +1.50% and USD: +2.49% / GBP: +2.21% / EUR: +1.86% / SEK: +1.50%, respectively.
(13)
Weighted-average advance rates based on cost as of December 31, 2024 and December 31, 2023 were 68.6% (62.2% (USD) / 75.3% (GBP) / 70.8% (EUR) / 80.2% (SEK)) and 68.4% (62.9% (USD) / 72.5% (GBP) / 72.1% (EUR) / 80.4% (SEK)), respectively.
(14)
As of December 31, 2024 and December 31, 2023, approximately 46% and 58%, respectively, is the outstanding balance under these secured borrowings were recourse to us.

Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of December 31, 2024 and December 31, 2023, the weighted-average haircut under our secured debt arrangements was approximately 31.4% and 31.6%, respectively. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.

Atlas Facility

In February 2023, in connection with the acquisition by certain subsidiaries of Atlas, which is a wholly-owned investment of a fund managed by an affiliate of the Manager, the Credit Suisse Facility was acquired by Atlas ("Atlas Facility"). For full discussion of this transaction, refer to "Note 15 – Related Party Transactions."

Revolving Credit Facility

In March 2023, we entered into the revolving credit facility (the "Revolving Credit Facility") administered by Bank of America, N.A. The Revolving Credit Facility provides up to $160.0 million of borrowings secured by qualifying commercial mortgage loans and real property owned assets. As of December 31, 2024, our interest coverage ratio was a minimum of 1.3:1. See "Debt Covenants" below for additional discussion. The Revolving Credit Facility has a term of three years, maturing in March 2026. The Revolving Credit Facility enables us to borrow on qualifying commercial mortgage loans for up to two years and real property owned assets for up to six months. As of December 31, 2024 we had no outstanding balance and as of December 31, 2023, we had $147.0 million outstanding on the Revolving Credit Facility. During the years ended December 31, 2024 and 2023, we recorded $281.4 thousand and $282.8 thousand in unused fees and $2.4 million and $168.3 thousand in contractual interest expense, respectively.

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

The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of December 31, 2024 and December 31, 2023 ($ in thousands):

	December 31, 2024
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	5	$1,251,205	$1,236,691
EUR	3	720,126	711,859
SEK	1	223,992	222,727
Total	9	$2,195,324	$2,171,277

	December 31, 2023
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	7	$1,662,457	$1,643,979
EUR	6	1,021,272	1,012,987
SEK	1	248,088	246,220
Total	14	$2,931,817	$2,903,186

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of December 31, 2024 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$897,199	April 2027
Total/Weighted-Average EUR	511,387	October 2027(3)
Total/Weighted-Average SEK	179,194	May 2026
Total/Weighted-Average Securitization	$1,587,780	May 2027

(1)
As of December 31, 2024, we had £716.8 million, €493.9 million, and kr2.0 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our consolidated balance sheets ($ in thousands):

	December 31, 2024	December 31, 2023
Assets:
Cash	$150	$924
Commercial mortgage loans, net(1)	2,171,277	2,903,186
Other Assets(2)	29,179	41,180
Total Assets	$2,200,606	$2,945,290
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $1.1 million and $2.0 million in 2024 and 2023, respectively)	$1,586,680	$2,155,197
Accounts payable, accrued expenses and other liabilities(3)(4)	10,519	9,083
Total Liabilities	$1,597,199	$2,164,280

(1)
Net of the General CECL Allowance of $10.8 million and $8.3 million as of December 31, 2024 and December 31, 2023, respectively.
(2)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(3)
Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $2.1 million and $2.5 million as of December 31, 2024 and December 31, 2023, respectively.
(4)
Includes pending transfers from our third party loan servicers that were remitted to our secured credit facility counterparties during the subsequent remittance cycle.

The table below provides the net income of the Barclays Private Securitization VIE included in our consolidated statement of operations ($ in thousands):

	Year ended December 31,
	2024	2023	2022
Net interest income:
Interest income from commercial mortgage loans	$252,391	$217,132	$126,847
Interest expense	(141,010)	(113,910)	(51,487)
Net interest income	$111,381	$103,222	$75,360
General and administrative expense	$(6)	$(16)	$—
Decrease (increase) in current expected credit loss allowance, net	(2,131)	277	1,101
Foreign currency translation gain (loss)	(22,802)	29,425	(62,058)
Net income	$86,442	$132,908	$14,403

At December 31, 2024, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$197,798	$835,706	$—	$—	$1,033,504
Deutsche Bank Facility	27,300	96,134	—	—	123,434
Atlas Facility	—	462,886	—	—	462,886
HSBC Facility	493,041	134,604	—	—	627,645
Goldman Sachs Facility - GBP	—	—	373,706	—	373,706
Barclays Facility	—	321,546	—	—	321,546
MUFG Securities Facility	171,972	—	—	—	171,972
Churchill Facility	—	121,289	—	—	121,289
Barclays Private Securitization	114,077	958,165	515,537	—	1,587,780
Total	$1,004,188	$2,930,330	$889,243	$—	$4,823,762

The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.

The table below summarizes the outstanding balances at December 31, 2024, as well as the maximum and average month-end balances for the year ended December 31, 2024 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2024		For the twelve months ended December 31, 2024
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,033,504	1,832,859	1,063,261	$969,759
Deutsche Bank Facility	123,434	199,217	278,703	201,020
Goldman Sachs Facility - USD	—	—	11,620	2,903
Goldman Sachs Facility - GBP	373,706	485,054	390,163	251,571
Atlas Facility	462,886	702,927	758,201	640,453
HSBC Facility	627,646	839,123	672,422	653,182
Barclays Facility	321,546	420,774	353,153	242,792
MUFG Securities Facility	171,972	209,493	211,057	197,420
Churchill Facility	121,289	161,264	126,080	123,684
Santander Facility - USD	—	—	67,500	56,250
Santander Facility - EUR	—	—	54,677	22,684
Barclays Private Securitization	1,587,779	2,182,088	2,249,538	2,041,421
Revolving Credit Facility	—	—	150,000	38,796
Total	$4,823,762	$7,032,800

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

Debt Covenants

The guarantees related to our secured debt arrangements contain the following financial covenants: (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017; (ii) our ratio of total indebtedness to tangible net worth cannot be greater than 3.75:1, and (iii) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance is added back to our tangible net worth calculation. The Revolving Credit Facility contains an additional financial covenant to maintain a minimum interest coverage ratio. As of September 30, 2024, the interest coverage ratio shall be not less than 1.3:1, and shall be not less than 1.4:1 effective June 30, 2025.

We were in compliance with the covenants under each of our secured debt arrangements at December 31, 2024 and December 31, 2023. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, foreign currency fluctuations, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

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

The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During both the years ended December 31, 2024 and 2023, we repaid $5.0 million of principal related to the 2026 Term Loan. During both the years ended December 31, 2024 and 2023, we repaid $3.0 million of principal related to the 2028 Term Loan.

The following table summarizes the terms of the Term Loans as of December 31, 2024 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$472,500	$(476)	$(2,778)	$469,246	2.86%	5/15/2026
2028 Term Loan	288,750	(1,357)	(2,429)	284,964	3.61%	3/11/2028
Total	$761,250	$(1,833)	$(5,207)	$754,210

(1)
Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective Term Loans.

The following table summarizes the terms of the Term Loans as of December 31, 2023 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$477,500	$(833)	$(4,302)	$472,365	2.86%	5/15/2026
2028 Term Loan	291,750	(1,786)	(3,179)	286,785	3.61%	3/11/2028
Total	$769,250	$(2,619)	$(7,481)	$759,150

(1)
Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective Term Loans.

Covenants

The financial covenants of the Term Loans include the requirements that we maintain: (i) a maximum ratio of total recourse debt to tangible net worth of 4:1; and (ii) a ratio of total unencumbered assets to total pari-passu indebtedness of at least 2.50:1. We were in compliance with the covenants under the Term Loans at December 31, 2024 and December 31, 2023.

Interest Rate Cap

In June 2020, we entered into an interest rate cap to manage our exposure to variable cash flows on our borrowings under our 2026 senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This limited the maximum all-in coupon on our 2026 senior secured term loan to 3.50%.

Subsequent to the interest rate cap maturity in June 2023, the effective all-in coupon on our 2026 Term Loan increased to one month SOFR plus the spread of 2.86%. Refer to "Note 11 – Derivatives" for further detail.

Note 9 – Senior Secured Notes, Net

In June 2021, we issued $500.0 million of 4.625% 2029 Notes, for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $496.4 million and $495.6 million, net of deferred financing costs of $3.6 million and $4.4 million, as of December 31, 2024 and December 31, 2023, respectively.

Covenants

The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of December 31, 2024 and December 31, 2023, we were in compliance with all covenants.

Note 10 – Convertible Senior Notes, Net

During the fourth quarter of 2018, we issued $230.0 million of the 5.375% Convertible Senior Notes due 2023 (the "2023 Notes" or "Convertible Notes"), for which we received $223.7 million after deducting the underwriting discount and offering expenses.

During the year ended December 31, 2023, we repurchased $53.9 million of aggregate principal amount of the 2023 Notes at a weighted-average price of 99.1%. These transactions happened in the open market as a result of reverse inquiries from investors with no solicitation by us. As a result of these transactions, during the year ended December 31, 2023, we recorded a gain of $0.5 million, within realized gain on extinguishment of debt in our December 31, 2023 consolidated statement of operations. The gain represents the difference between the repurchase price and the carrying amount of the 2023 Notes, net of the proportionate amount of unamortized debt issuance costs. During the fourth quarter of 2023, we repaid the remaining $176.1 million outstanding principal of the 2023 Notes in cash at par.

The aggregate contractual interest expense was approximately $8.6 million and $22.9 million for the years ended December 31, 2023 and 2022, respectively. With respect to the amortization of the discount on the liability component of the Convertible Notes as well as the amortization of deferred financing costs, we reported additional non-cash interest expense of approximately $1.2 million and $2.5 million for the year ended December 31, 2023 and 2022, respectively.

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

The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of both December 31, 2024 and 2023, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.

The following table summarizes our non-designated Fx forwards and interest rate cap as of December 31, 2024:

	December 31, 2024
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	80	632,702	GBP	January 2025 - August 2027	1.39
Fx contracts - EUR	48	355,218	EUR	January 2025 - August 2026	1.18
Fx contracts - SEK	14	633,231	SEK	February 2025 - May 2026	1.32
Interest rate cap	2	238,535	USD	July 2025 - October 2025	0.67

The following table summarizes our non-designated Fx forwards and interest rate cap as of December 31, 2023:

	December 31, 2023
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	97	938,903	GBP	January 2024 - February 2027	1.13
Fx contracts - EUR	135	561,441	EUR	January 2024 - August 2026	1.08
Fx contracts - SEK	17	690,740	SEK	February 2024 - May 2026	2.16
Interest rate cap	1	164,835	USD	October 2024	0.75

We have not designated any of our derivative instruments as hedges as defined in ASC Topic 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our consolidated statements of operations related to our forward currency contracts for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

		Amount of gain (loss) recognized in income
		Year Ended December 31,
	Location of Gain (Loss) Recognized in Income	2024	2023	2022
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$29,687	$(91,434)	$104,159
Forward currency contracts	Realized gain (loss) on derivative instruments	22,903	43,221	42,822
Total		$52,590	$(48,213)	$146,981

In June 2020, we entered into an interest rate cap for approximately $1.1 million, which matured in June 2023. Our interest rate cap managed our exposure to variable cash flows on our borrowings under the senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This limited the maximum all-in coupon on our senior secured term loan to 3.50%. The unrealized gain or loss related to the interest rate cap was recorded net under unrealized gain on interest rate hedging instruments in our consolidated statement of operations. During 2022 and 2023 through the interest rate cap maturity, LIBOR exceeded the cap rate of 0.75%. As such, we realized gains from the interest rate cap in the amounts of $9.7 million and $5.7 million, which are included in gain (loss) on interest rate hedging instruments in our consolidated statement of operations during the years ended December 31, 2023 and December 31, 2022, respectively. The realized gains were a result of the increase in the current interest rate forward curve, partially offset by the nearing maturity of the cap.

In September 2023, we entered into an interest rate cap with an original maturity of October 1, 2024 and a notional amount of $164.8 million. We use our interest rate cap to hedge our exposure to variable cash flows on our construction financing. The interest rate cap effectively limits SOFR from exceeding 4.00% which results in the maximum all-in coupon on our construction financing of 6.55%. The unrealized gain or loss related to the interest rate cap was recorded under gain (loss) on interest rate hedging instruments in our consolidated statement of operations. During the years ended December 31, 2024 and 2023, SOFR exceeded the cap rate of 4.00%. As such, during the years ended December 31, 2024 and 2023, we realized gains from the interest rate cap in the amount of $1.9 million and $0.6 million, respectively, which are included in gain (loss) on interest rate hedging instruments in our consolidated statement of operations. In September 2024, we extended our interest rate cap to October 1, 2025.

In June 2024, we entered into an interest rate cap that matures on July 1, 2025 with a notional amount of $73.7 million. We use our interest rate cap to hedge our exposure to variable cash flows on our floating rate mortgage related to the D.C. Hotel. The interest rate cap effectively limits SOFR from exceeding 6.00% which results in the maximum all-in coupon on mortgage of 9.00%. The unrealized gain or loss related to the interest rate cap was recorded under gain (loss) on interest rate hedging instruments in our consolidated statement of operations. During the year ended December 31, 2024, SOFR did not exceed the cap rate of 6.00%, and accordingly, no realized gain was recorded.

The following table summarizes the amounts recognized on our consolidated statements of operations related to our interest rate caps for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

		Amount of gain (loss) recognized in income
		Year Ended December 31,
	Location of Gain (Loss) recognized in Income	2024	2023	2022
Interest rate caps	Unrealized gain (loss) on interest rate hedging instruments	$(1,373)	$(10,098)	$7,692
Interest rate caps	Realized gain on interest rate hedging instruments	1,943	9,684	5,671
Total		$570	$(414)	$13,363

The following table summarizes the gross asset and liability amounts related to our derivatives at December 31, 2024 and December 31, 2023 ($ in thousands):

	December 31, 2024			December 31, 2023
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$59,261	$(1,508)	$57,753	$55,102	$(27,037)	$28,065
Interest rate caps	416	—	416	1,360	—	1,360
Total derivative assets	$59,677	$(1,508)	$58,169	$56,462	$(27,037)	$29,425

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

In December 2020, we sold a £6.7 million ($8.9 million assuming conversion into USD at time of transfer) interest, at par, in a first mortgage loan collateralized by an office building located in London, United Kingdom that was originated by us in December 2017. In connection with this sale, we transferred our remaining unfunded commitment of £19.1 million ($25.3 million assuming conversion into USD at time of transfer). The participation interest sold was subordinate to our first mortgage loan and was accounted for as a secured borrowing on our consolidated balance sheet. In January 2023, the first mortgage loan, including participations sold, was fully satisfied, including all contractual and default interest accrued to date. We had no participations sold as of December 31, 2024 or December 31, 2023.

Note 13 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	December 31, 2024	December 31, 2023
Collateral held under derivative agreements	$54,420	$25,820
Accrued dividends payable	37,976	53,407
Accrued interest payable	28,261	31,012
Accounts payable and other liabilities(1)	11,574	6,078
General CECL Allowance on unfunded commitments(2)	5,948	4,017
Total	$138,179	$120,334

(1)
Includes $8.8 million and $5.5 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at December 31, 2024 and 2023, respectively.
(2)
Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of December 31, 2024 and 2023, respectively.

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

During the years ended December 31, 2024, 2023 and 2022, we recorded a current income tax provision of $0.4 million, $0.4 million and $0.0 million respectively, related to activities of our taxable REIT subsidiaries.

There was a $0.3 million and $0.6 million income tax asset related to the operating activities of our TRS entities as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there were no material deferred tax assets or liabilities.

As of December 31, 2024, we had net operating losses of $9.3 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods. As of December 31, 2023, we had net operating losses of $13.7 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods.

As of December 31, 2024, tax years 2020 through 2024 remain subject to examination by taxing authorities.

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

The term of the Management Agreement was automatically renewed for a successive one-year term in September 2024 and will automatically renew on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager's right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting of our independent directors in February 2025, which included a discussion of the Manager's performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.

We incurred approximately $36.1 million, $38.0 million and $38.4 million in base management fees under the Management Agreement for the years ended December 31, 2024, 2023 and 2022, respectively.

In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the years ended December 31, 2024, 2023 and 2022, we paid expenses totaling $7.8 million, $6.4 million and $5.5 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective consolidated statement of operations expense category or our consolidated balance sheets based on the nature of the item.

Included in payable to related party on our consolidated balance sheets at December 31, 2024 and 2023 is approximately $8.7 million and $9.6 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.

Loans receivable

During 2023, we transferred interests in, (i) three commercial mortgage loans secured by various properties in Europe, with aggregate commitments of €205.7 million (of which €115.0 million was funded at the time of sale), and (ii) a partial interest of £15.0 million in a commercial mortgage loan secured by a mixed-use property located in London, United Kingdom. These transfers were made to entities managed by affiliates of the Manager. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure.

During 2022, we transferred £293.4 million ($327.7 million assuming conversion into USD) of unfunded commitments related to a mixed-use development property located in London, United Kingdom to entities managed by affiliates of the Manager.

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

Italian Direct Lending Structure

In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the "AIFM"), an affiliate of the Manager. The management fees incurred during years ended December 31, 2024, 2023 and 2022, respectively, were de minimis. As of December 31, 2024 and 2023, the fees payable to the AIFM were de minimis.

Atlas Facility

In February 2023, in connection with the acquisition by certain subsidiaries of Atlas, which is a wholly-owned investment of a fund managed by an affiliate of the Manager, the Credit Suisse Facility was acquired by Atlas. In order to effect the assignment of the Credit Suisse Facility and related agreements, the Company and one of its subsidiaries, similar to the other sellers and guarantors party to the subject agreements in the transaction, entered into an Omnibus Assignment, Assumption and Amendment Agreement as well as certain related agreements with Credit Suisse AG and Atlas. At the time of acquisition, we had $632.3 million of secured debt on the Credit Suisse Facility consisting of four commercial mortgage loans.

As of December 31, 2024 and 2023, we had $462.9 million and $669.3 million of secured debt on the Atlas Facility consisting of five and four commercial mortgage loans, respectively. Refer to "Note 7 – Secured Debt Arrangements, Net" for additional discussion.

Massachusetts Healthcare

In September 2024, we, along with the Apollo Co-Lenders, formed a joint venture of which we held a 41.2% equity interest. Through this joint venture, we and the Apollo Co-Lenders foreclosed on one of the eight Massachusetts hospitals that previously secured our loan. In accordance with ASC Topic 323, "Investments – Equity Method and Joint Ventures," our 41.2% interest in the joint venture was deemed an equity method investment. See "Massachusetts Healthcare" within "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for full discussion.

Note 16 – Share-Based Payments

In June 2024, we adopted the Apollo Commercial Real Estate Finance, Inc. 2024 Equity Incentive Plan ("2024 LTIP") following approval by our board of directors and approval by our stockholders at our 2024 annual meeting of stockholders on June 7, 2024 (the “2024 Annual Meeting”). Following the 2024 Annual Meeting, no additional awards have been or will be granted under the Apollo Commercial Real Estate Finance, Inc. 2019 Equity Incentive Plan ("2019 LTIP," and together with the 2024 LTIP, the "LTIPs" or "Equity Incentive Plans"), and all outstanding awards granted under the 2019 LTIP remain in effect in accordance with the terms in the 2019 LTIP.

The 2024 LTIP provides for grants of restricted common stock, restricted stock units ("RSUs") and other equity-based awards up to an aggregate of 7,500,000 shares of our common stock. The LTIPs are administered by the compensation committee of our board of directors (the "Compensation Committee") and all grants under the LTIPs must be approved by the Compensation Committee.

We recognized stock-based compensation expense of $16.5 million, $17.4 million and $18.3 million during the years ended December 31, 2024, 2023 and 2022, respectively, related to restricted stock and RSU vesting.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the year ended December 31, 2024:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2021	45,185	2,597,941
Granted	49,434	1,541,135	$18.2
Vested	(38,517)	(1,260,456)	N/A
Forfeiture	—	(13,466)	N/A
Outstanding at December 31, 2022	56,102	2,865,154
Granted	75,754	1,082,564	$13.8
Vested	(52,768)	(1,389,059)	N/A
Forfeiture	—	(20,327)	N/A
Outstanding at December 31, 2023	79,088	2,538,332
Granted	63,980	1,048,407	$10.1
Vested	(79,088)	(1,291,059)	N/A
Forfeiture	—	(52,421)	N/A
Outstanding at December 31, 2024	63,980	2,243,259

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2024:

Vesting Year	Restricted Stock	RSUs	Total Awards
2025	63,980	1,193,965	1,257,945
2026	—	699,816	699,816
2027	—	349,478	349,478
Total	63,980	2,243,259	2,307,239

At December 31, 2024, we had unrecognized compensation expense of approximately $0.2 million and $23.5 million related to the vesting of restricted stock awards and RSUs, respectively, noted in the table above. The unrecognized compensation expense related to the vesting of restricted awards and RSUs are expected to be recognized over a weighted-average period of 1.6 years.

RSU Deliveries

During the years ended December 31, 2024, 2023 and 2022, we delivered 765,456, 686,856 and 652,501 shares of common stock for 1,405,134, 1,264,352 and 1,145,090 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our consolidated statement of changes in stockholders' equity. The adjustment was $7.5 million, $6.9 million and $7.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The adjustment is a reduction of capital related to our Equity Incentive Plans and is presented net of increases of capital related to our Equity Incentive Plans in our consolidated statement of changes in stockholders' equity.

Note 17 – Stockholders' Equity

Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2024, 138,174,636 shares of common stock were issued and outstanding and 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock ("Series B-1 Preferred Stock") were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.

Dividends. The following table details our dividend activity:

	Year Ended December 31,
Dividends declared per share of:	2024	2023	2022(1)
Common Stock	$1.20	$1.40	$1.40
Series B-1 Preferred Stock	$1.81	$1.81	$1.81

———————

(1) As our aggregate 2022 distributions did not exceed our earnings and profits, $0.1185 of the January 2023 distribution declared in the fourth quarter of 2022, and payable to common stockholders of record as of December 31, 2022, was treated as a 2022 distribution for U.S. federal income tax purposes.

Common Stock Repurchases. During the year ended December 31, 2024, we repurchased 4,013,405 shares, of our common stock at a weighted-average price of $10.15 per share. There was no common stock repurchase activity during the years ended December 31, 2023 and 2022.

As of December 31, 2024, the approximate dollar value of shares that may yet be purchased under our stock repurchase program was $131.6 million.

Note 18 – Commitments and Contingencies

Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.

AmBase Corporation: On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC commenced a now-dismissed action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court (the "Apollo Action"). The complaint named as defendants (i) a wholly-owned subsidiary of the Company (the "Subsidiary"), (ii) the Company, and (iii) certain funds managed by Apollo, who were co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, New York. The plaintiffs alleged that the defendants tortiously interfered with the plaintiffs' joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The plaintiffs alleged the loss of a $70.0 million investment plus punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs appealed, the parties fully briefed the appeal, and then Plaintiffs dropped the appeal, and the case remains dismissed.

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

Massachusetts Healthcare: On September 4, 2024, Saint Elizabeth LLC, which is indirectly owned by a subsidiary of the Company and certain affiliates of Apollo, filed a lawsuit against the Commonwealth, as well as Maura Healey, the Governor of the Commonwealth, and Kathleen Walsh, the Commonwealth’s Secretary of Health and Human Services. The action is pending before the Land Court in Boston, Massachusetts. The lawsuit seeks equitable relief, including declaring that the taking of the real property associated with St. Elizabeth's Medical Center was void and of no effect. On January 3, 2025, the court dismissed the

Secretary of Health and Human Services from the case. The court also amended its original schedule, with a trial now scheduled to begin on May 19, 2025. The lawsuit is separate from any future action that could be filed over the valuation of the property and the payment received from the Commonwealth in connection with the taking of the property by eminent domain.

Loan Commitments

As described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at December 31, 2024, we had $840.6 million of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 4.5 years weighted-average tenor of these loans.

Note 19 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our consolidated balance sheets at December 31, 2024 and December 31, 2023 ($ in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$317,396	$317,396	$225,438	$225,438
Commercial mortgage loans, net	6,715,347	6,616,694	7,925,359	7,813,304
Subordinate loans, net	388,809	388,780	432,734	432,458
Secured debt arrangements, net	(4,814,973)	(4,814,973)	(5,538,476)	(5,538,476)
Senior secured term loans, net	(754,210)	(757,772)	(759,150)	(754,197)
Senior secured notes, net	(496,433)	(432,500)	(495,637)	(418,750)
Debt related to real estate owned, held for investment, net	(324,587)	(324,587)	(161,586)	(161,586)

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

Dilutive earnings per share is calculated under the more dilutive computation of the treasury stock method and the "if-converted" method. Under the treasury stock method, the denominator includes the weighted-average outstanding common shares, plus the incremental shares related to participating securities. The incremental shares are determined by subtracting the average unrecognized compensation cost for the period divided by the average stock price from the unvested RSUs.

The table below presents the computation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2024, 2023 and 2022 ($ in thousands except per share data):

	Year Ended December 31,
Basic Earnings	2024	2023	2022
Net income (loss)	$(119,636)	$58,127	$265,232
Less: Preferred dividends	(12,272)	(12,272)	(12,272)
Less: Earnings attributable to participating securities	—	—	—
Less: Dividends on participating securities	(3,252)	(4,353)	(4,132)
Basic Earnings (Loss)	$(135,160)	$41,502	$248,828

Dilutive Earnings
Basic Earnings (Loss)	$(135,160)	$41,502	$248,828
Add: Dividends on participating securities	—	—	4,132
Add: Interest expense on Convertible Notes	—	—	25,385
Diluted Earnings (Loss)	$(135,160)	$41,502	$278,345

Number of Shares:
Basic weighted-average shares of common stock outstanding	139,674,140	141,281,286	140,534,635
Diluted weighted-average shares of common stock outstanding	139,674,140	141,281,286	165,504,660

Earnings (Loss) Per Share Attributable to Common Stockholders
Basic	$(0.97)	$0.29	$1.77
Diluted	$(0.97)	$0.29	$1.68

For the year ended December 31, 2024, there were no incremental shares related to RSUs included in the calculation of diluted net income per share. For year ended December 31, 2023, 2,932,284 weighted-average unvested RSUs were excluded in the calculation of diluted net income per share because the effect was anti-dilutive. For the year ended December 31, 2022, 2,655,833 weighted average unvested RSUs, were included in the calculation of diluted net income per share because the effect was dilutive.

The Convertible Notes were repaid during the fourth quarter of 2023 and were therefore excluded from the calculation of dilutive earnings per share for the years ended December 31, 2024 and 2023. For year ended December 31, 2022, 22,314,191 weighted-average potentially issuable shares with respect to the Convertible Notes were included in the dilutive earnings per share denominator because the effect was dilutive.

Note 21 – Segment Reporting

We currently operate as one segment, which is also our sole reportable segment. Our chief operating decision maker ("CODM") is our senior management team, comprised of our chief executive officer, our chief financial officer and the chief investment officer of the Manager. The accounting policies of our single reportable segment are consistent with those outlined in our summary of significant accounting policies (refer to "Note 2 – Summary of Significant Accounting Policies").

We generate our revenue primarily from originating, acquiring, investing in, and managing performing commercial mortgage loans, subordinate financings, and other commercial real estate-related debt investments. Additionally, we may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and if we cannot sell the related property, we would operate the property as real estate owned. The CODM evaluates the performance of any real estate owned assets with that of our commercial mortgage loans, subordinate financings, and other commercial real estate-related debt investments. Additionally, we seek to enhance our returns on equity by utilizing leverage, and generally finance our mortgage loans with leverage obtained through a variety of sources, including secured credit facilities, a revolving credit facility, private securitizations, and corporate-level debt.

The CODM evaluates performance and allocates resources based on consolidated net income (loss), which is also reported as consolidated net income (loss) on our consolidated statement of operations. Our consolidated net income (loss) is primarily derived through the difference between the interest income earned on our loans and the cost at which we are able to finance them. Accordingly, interest expense, as reported on our consolidated statement of operations, is our most significant segment expense. Additionally, the measure of segment assets is reflected on the balance sheet as total consolidated assets.

The CODM uses consolidated net income (loss) to make key operating decisions, such as identifying attractive investment opportunities, evaluating underwriting standards, determining the appropriate level of leverage to enhance returns on equity and deciding on the sources of financing.

Note 22 – Subsequent Events

Subsequent to the year ended December 31, 2024, the following events took place:

Investment Activity: We committed and fully funded a $114.0 million commercial mortgage loan secured by a multifamily property in Miami Gardens, FL. Additionally, we funded approximately $23.9 million for previously closed loans.

Loan Repayments: We received approximately $40.9 million from loan repayments.

Massachusetts Healthcare: On January 30, 2025, we instructed the transfer of title for the two unsold hospitals, whose deeds were held in escrow as of December 31, 2024, to the Massachusetts Healthcare JV, of which we hold a 41.2% equity interest. See "Massachusetts Healthcare" within "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net".

Apollo Commercial Real Estate Finance, Inc.

Schedule IV — Mortgage Loans on Real Estate(1)

As of December 31, 2024

($ in thousands)

Description	Number of Loans	Property Type/location	Contractual Interest Rate (2)	Maturity Date(3)	Periodic Payment(4)	Principal Balance	Carrying Value	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Commercial mortgage loans individually >3%
Loan A		Retail/United Kingdom	8.0%	Apr-27	I/O	$480,865	$479,201	$—
Loan B		Office/United Kingdom	9.2%	Dec-28	I/O	468,041	462,825	—
Loan C		Hotel/Various Europe	7.4%	Dec-28	I/O	283,891	281,034	—
Loan D		Office/New York City	5.0%	Apr-27	I/O	256,102	255,936	—
Loan E		Retail/New York City	8.6%	Sep-25	I/O	250,398	249,980	—
Loan F		Hotel/Spain	6.5%	Aug-27	I/O	248,775	247,990	—
Loan G		Office/New York City	8.6%	Mar-28	I/O	227,200	226,313	—
Loan H		Residential/United Kingdom	8.0%	Dec-26	I/O	226,975	226,022	—
Loan I		Industrial/Sweden	5.9%	May-26	I/O	223,992	223,346	—

Commercial mortgage loans individually <3%
First Mortgage	9	Hotel/Various	8.0%-10.1%	2025-2030	I/O	$1,047,736	$1,046,246	$—
First Mortgage	8	Residential/Various	6.0%-10.5%	2026-2029	P&I	945,478	941,317	—
First Mortgage	5	Office/Various	5.8%-9.5%	2025-2026	I/O	704,450	704,194	—
First Mortgage	2	Mixed Use/Various	8.3%-9.5%	2025-2027	I/O	359,971	363,210	—
First Mortgage	3	Retail/Various	0.0%-9.0%	2025-2030	P&I	259,187	182,365	173,924
First Mortgage	1	Industrial/United Kingdom	8.20%	Aug-29	I/O	134,181	132,040	—
First Mortgage(5)	5	Other/Various	6.2%-10.1%	2026-2029	I/O	725,368	723,495	—
Total Commercial mortgage loans						$6,842,610	$6,745,514	$173,924

Description	Number of Loans	Property Type/location	Contractual Interest Rate (2)	Maturity Date(3)	Periodic Payment(4)	Principal Balance	Carrying Value	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Subordinate loans individually >3%
Loan A	1	Residential/New York City	0.0%	Nov-25	I/O	$287,940	$287,293	$287,940

Subordinate loans individually <3%
Subordinate Mortgage	2	Residential/New York City	0.0%	Nov-25	I/O	$371,160	$102,185	$371,160
Subordinate Mortgage(6)	1	Office/Midwest	0.0%	Sep-24	I/O	7,500	—	7,500
Total Subordinate loans(7)						$666,600	$389,478	$666,601
Total loans(8)						$7,509,210	$7,134,992	$840,525
General CECL Allowance(9)							(30,836)
Carrying value, net							$7,104,156

———————

1.
Excludes Note receivable, held for sale with an outstanding principal and carrying value of $41.2 million.

2.
Assumes applicable benchmark rate as of December 31, 2024 for all floating rate loans. For loans placed on nonaccrual the interest rate noted above is 0%.
3.
Assumes all extension options are exercised.
4.
Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity.
5.
Includes loans collateralized by caravan parks, pubs, urban predevelopment, and a portfolio of office, industrial, and retail property types.
6.
Loan matured in September 2024. Negotiations with sponsor currently in process.
7.
Subject to prior liens of approximately $115.5 million. Represents only third-party liens.
8.
The aggregate cost for U.S. federal income tax purposes is $7.4 billion.
9.
Excludes $5.9 million of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2024.

The following table summarizes the changes in the carrying amounts of our loan portfolio during 2024 , 2023 and 2022, respectively ($ in thousands):

Reconciliation of Carrying Amount of Loans	December 31, 2024	December 31, 2023	December 31, 2022
Balance at beginning of year	$8,358,093	$8,681,990	$7,857,260
Loan fundings	1,871,792	929,106	3,624,661
Loan repayments and sales	(2,541,740)	(1,225,930)	(2,214,621)
Gain (loss) on foreign currency translation	(133,477)	175,707	(356,436)
Realized loss on investments(1)	(128,191)	(86,604)	(24,894)
Transfer to Other Assets	(159,667)	(75,000)	(226,459)
Decrease (increase) in Specific CECL Allowance(2)	(149,500)	(59,500)	11,500
Decrease (increase) in General CECL Allowance(3)	(4,354)	(258)	7,364
Deferred Fees and other items(4)	(39,554)	(16,453)	(46,874)
Payment-in-kind interest and amortization of fees	30,754	35,035	50,489
Balance at the close of year	$7,104,156	$8,358,093	$8,681,990

———————

1.
During the year ended December 31, 2024, we recorded a $128.2 million net realized loss on investments, consisting of (i) a $127.5 million realized loss related to the extinguishment of the Massachusetts Healthcare Loan and (ii) a $0.7 million realized loss related to the sale of a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI, which was sold at a price of 99.5%. During the year ended December 31, 2023, we recorded a $86.6 million realized loss on investments comprised of (i) a $4.8 million realized loss related to the acquisition of the Atlanta Hotel through a deed-in-lieu of foreclosure and (ii) a $82.0 million realized loss representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. These losses were partially offset by a $0.2 million gain on investments recorded in connection with the sale of our entire interest in three commercial loans secured by properties in Europe and a partial interest in one commercial loan secured by property located in London, United Kingdom. During the year ended December 31, 2022, we recorded a $24.9 million realized loss on investments represented with a write-off of a previously recorded Specific CECL Allowance comprised of (i) a $17.9 million loss on a first mortgage loan secured by an urban predevelopment property following the sale of the underlying property, and (ii) a $7.0 million loss, related to a first mortgage secured by the Atlanta hotel in anticipation of consensual foreclosure in the first quarter of 2023.
2.
During the year ended December 31, 2024, we recorded a net increase in our Specific CECL Allowance of $149.5 million. This net increase was comprised of Specific CECL Allowances on two of our mezzanine loans and a Specific CECL Allowance on our Massachusetts Healthcare Loan, which was subsequently fully written off. During the year ended December 31, 2023, the Specific CECL Allowance increased $59.5 million. We recorded a $141.5 million increase to our Specific CECL Allowance, related to two mezzanine loans secured by the same ultra-luxury residential property in Manhattan, NY. As of June 30, 2023, $82.0 million related to the most junior mezzanine loan was deemed unrecoverable. Accordingly, $82.0 million of previously recorded Specific CECL was written-off and recorded as a realized loss within net realized loss on investments during the second quarter of 2023. The $11.5 million decrease during the year ended December 31, 2022 was comprised of (i) a reversal and write-off of a previously recorded Specific CECL Allowance of $53.0 million and $15.0 million, respectively, on an urban predevelopment first mortgage loan in Miami, FL and (ii) a $10.0 million reversal of a previously recorded Specific CECL Allowance on a loan related to a multifamily development in Brooklyn, NY. These write-offs and reversals recorded during the year ended December 31, 2022 were offset by the Specific CECL Allowance of $66.5 million recorded in relation to a mezzanine loan secured by our interest in an ultra-luxury residential property in Manhattan, NY.
3.
$5.9 million, $4.0 million, and $4.3 million as of December 31, 2024, 2023, and 2022, respectively, of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability on our consolidated balance sheets.
4.
Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses, as well as $9.1 million, $2.5 million, and $3.2 million in cost recovery proceeds in 2024, 2023, and 2022, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears in Part II, Item 8. "Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Item 9B. Other Information

On November 13, 2024, Stuart Rothstein, President and Chief Executive Officer of the Company and member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan provides for the sale of up to 208,293 shares of the Company's common stock. The plan provides for sales in several tranches with the first commencing on March 17, 2025 and sales continuing through December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2025 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2024.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 11. Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of our securities required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:

Our consolidated financial statements and the related schedule, together with the independent registered public accounting firm's report thereon, are set forth in Item 8. "Financial Statements and Supplementary Data" filed herein, for a list of financial statements.

(2) Financial Statement Schedule:

Schedule IV — Mortgage Loans on Real Estate as of December 31, 2024.

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

4.3

Second Supplemental Indenture, dated as of August 21, 2017, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including the form of 4.75% Convertible Senior Note due 2022), incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on August 21, 2017 (File No.:001-34452).

4.4

Third Supplemental Indenture, dated as of October 5, 2018 between the Registrant and Wells Fargo Bank, National Association, as Trustee (including the form of 5.375% Convertible Senior Note due 2023), incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on October 5, 2018 (File No.:001-34452).

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

10.1

Management Agreement, dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and ACREFI Management, LLC., incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed on November 16, 2009 (File No.: 001-34452).

10.2

License Agreement dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc and Apollo Global Management, LLC, incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q filed on November 16, 2009 (File No.: 001-34452).

10.3

Form of Indemnification Agreement entered into by Apollo Commercial Real Estate Finance, Inc.'s directors and officers, incorporated by reference to Exhibit 10.6 of the Registrant's Form S-11, as amended (Registration No. 333-160533).

10.4

Registration Rights Agreement, dated as of September 18, 2015, between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on September 23, 2015 (File No. 001-34452).

10.5

Registration Rights Agreement, dated as of September 18, 2015, between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on September 23, 2015 (File No. 001-34452).

10.6

Amended and Restated Apollo Commercial Real Estate Finance, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 filed on July 15, 2019 (File No. 333-232660).

10.7	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 4.4 of the Registrant's Form S-8 filed on July 15, 2019 (File No. 333-232660).

10.8	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 4.5 of the Registrant's Form S-8 filed on July 15, 2019 (File No. 333-232660).

10.9	Form of Notice of Restricted Stock Unit Award, incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-K filed on February 6, 2024 (File No. 001-34452).

10.10	Apollo Commercial Real Estate Finance, Inc. 2024 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 filed on June 18, 2024 (File No. 333-280281).

10.11	Form of Notice of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 4.4 of the Registrant's Form S-8 filed on June 18, 2024 (File No. 333-280281).

10.12	Form of Notice of Restricted Stock Award Agreement, incorporated by reference to Exhibit 4.5 of the Registrant's Form S-8 filed on June 18, 2024 (File No. 333-280281).

10.13

Trust Deed, dated June 30, 2020, by and between ACRE Debt 2 PLC, as issuer, and U.S. Bank Trustees Limited, as trustee, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on July 7,2020 (File No.: 001-34452).

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

10.15

Registration Rights Agreement with respect to Apollo Commercial Real Estate Finance, Inc.'s 7.25% SeriesB-1 Cumulative Redeemable Perpetual Preferred Stock dated July 14, 2021 by and between Apollo Commercial Real Estate Finance, Inc., QH RE Asset Company LLC and DIC Holding II LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on July 20, 2021 (File No. 001-34452).

19.1*	Insider Trading Policy.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

97.1	Recovery Policy Relating to Erroneously Awarded Incentive Compensation, incorporated by reference to Exhibit 97.1 of the Registrant's Form 10-K filed on February 6, 2024 (File No. 001-34452).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

February 10, 2025	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

February 10, 2025	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Stuart A. Rothstein, Anastasia Mironova and Jessica L. Lomm and each of them, with full power to act without the other, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K, and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 10, 2025	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President, Chief Executive Officer and Director (Principal Executive Officer)

February 10, 2025	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

February 10, 2025	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 10, 2025	By:	/s/ Pamela G. Carlton
Pamela G. Carlton Director

February 10, 2025	By:	/s/ Brenna Haysom
Brenna Haysom Director

February 10, 2025	By:	/s/ Robert A. Kasdin
Robert A. Kasdin Director

February 10, 2025	By:	/s/ Katherine Newman
Katherine Newman Director

February 10, 2025	By:	/s/ Scott S. Prince
Scott S. Prince Director

February 10, 2025	By:	/s/ Michael E. Salvati
Michael E. Salvati Director

February 10, 2025	By:	/s/ Carmencita N.M. Whonder
Carmencita N.M. Whonder Director