Form 10-Q
period 2025-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2025-04-24
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of April 23, 2025, there were 138,943,831 shares, $0.01 par value per share, of the registrant's common stock issued and outstanding.

See notes to unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share data)

	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$166,424	$317,396
Commercial mortgage loans, net(1)(2)	7,285,022	6,715,347
Subordinate loans, net(2)	402,064	388,809
Real estate owned, held for investment, net(3) (net of $25,721 and $23,266 accumulated depreciation in 2025 and 2024, respectively)	775,371	752,643
Other assets	97,945	138,027
Derivative assets, net	16,167	58,169
Note receivable, held for sale	41,200	41,200
Total Assets	$8,784,193	$8,411,591
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$5,219,777	$4,814,973
Senior secured term loans, net	752,965	754,210
Senior secured notes, net	496,628	496,433
Debt related to real estate owned, held for investment, net	345,596	324,587
Accounts payable, accrued expenses and other liabilities(4)	100,053	138,179
Payable to related party	8,566	8,728
Total Liabilities	$6,923,585	$6,537,110
Commitments and Contingencies (see Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2025 and 2024 (see Note 15)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 138,871,188 and 138,174,636 shares issued and outstanding in 2025 and 2024, respectively	1,389	1,382
Additional paid-in-capital	2,694,177	2,695,701
Accumulated deficit	(835,026)	(822,670)
Total Stockholders' Equity	1,860,608	1,874,481
Total Liabilities and Stockholders' Equity	$8,784,193	$8,411,591

(1)
Includes carrying value of $7,285,022 and $6,715,347 pledged as collateral under secured debt arrangements in 2025 and 2024, respectively.
(2)
Net of $377,212 and $373,336 CECL Allowances comprised $34,712 and $30,836 General CECL Allowance in 2025 and 2024, respectively, and $342,500 Specific CECL Allowance in 2025 and 2024.
(3)
Includes $78,297 pledged as collateral under secured debt arrangements in 2025.
(4)
Includes $6,080 and $5,948 of General CECL Allowance related to unfunded commitments on commercial mortgage loans and subordinate loans, net in 2025 and 2024, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three Months Ended March 31,
	2025	2024
Net interest income:
Interest income from commercial mortgage loans	$143,985	$183,716
Interest income from subordinate loans and other lending assets	557	849
Interest expense	(105,057)	(127,887)
Net interest income	$39,485	$56,678
Revenue from real estate owned operations	26,331	23,857
Total net revenue	$65,816	$80,535
Operating expenses:
General and administrative expenses (includes equity-based compensation of $3,430 and $4,188 in 2025 and 2024, respectively)	$(6,652)	$(7,373)
Management fees to related party	(8,564)	(9,421)
Operating expenses related to real estate owned	(20,767)	(19,893)
Depreciation and amortization on real estate owned	(2,456)	(4,656)
Total operating expenses	$(38,439)	$(41,343)
Other income, net	$1,194	$570
Increase in current expected credit loss allowance, net	(4,008)	(147,684)
Foreign currency translation gain (loss)	40,558	(19,563)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of ($41,829) and $18,053 in 2025 and 2024, respectively)	(38,972)	23,398
Gain (loss) on interest rate hedging instruments (includes unrealized (losses) of ($174) and ($194) in 2025 and 2024, respectively)	(42)	356
Valuation allowance, commercial mortgage loan held for sale	—	(679)
Net income (loss) before taxes	$26,107	$(104,410)
Income tax provision	(116)	(114)
Net income (loss)	$25,991	$(104,524)
Preferred dividends	(3,068)	(3,068)
Net income (loss) available to common stockholders	$22,923	$(107,592)
Net income (loss) per share of common stock:
Basic	$0.16	$(0.76)
Diluted	$0.16	$(0.76)
Basic weighted-average shares of common stock outstanding	138,639,004	141,869,604
Diluted weighted-average shares of common stock outstanding	138,991,818	141,869,604
Dividend declared per share of common stock	$0.25	$0.35

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2025	6,770,393	$68	138,174,636	$1,382	$2,695,701	$(822,670)	$1,874,481
Capital increase (decrease) related to Equity Incentive Plan	—	—	696,552	7	(1,524)	—	(1,517)
Net Income	—	—	—	—	—	25,991	25,991
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(35,279)	(35,279)
Balance at March 31, 2025	6,770,393	$68	138,871,188	$1,389	$2,694,177	$(835,026)	$1,860,608

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2024	6,770,393	$68	141,358,605	$1,414	$2,727,488	$(520,237)	$2,208,733
Capital increase (decrease) related to Equity Incentive Plan	—	—	738,110	7	(3,093)	—	(3,086)
Net Loss	—	—	—	—	—	(104,524)	(104,524)
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(50,620)	(50,620)
Balance at March 31, 2024	6,770,393	$68	142,096,715	$1,421	$2,724,395	$(678,449)	$2,047,435

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$25,991	$(104,524)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium, deferred fees and payment-in-kind interest	(5,642)	(6,716)
Amortization of deferred financing costs	3,779	4,027
Equity-based compensation	3,430	4,188
Increase in current expected credit loss allowance, net	4,008	147,684
Valuation allowance, commercial mortgage loan held for sale	—	679
Foreign currency loss (gain)	(35,994)	20,881
Unrealized loss (gain) on foreign currency contracts	41,829	(18,053)
Unrealized loss on interest rate hedging instruments	174	194
Depreciation and amortization on real estate owned	2,456	4,656
Changes in operating assets and liabilities:
Other assets	(3,567)	(12,575)
Accounts payable, accrued expenses and other liabilities	3,014	12,532
Payable to related party	(162)	(130)
Net cash provided by operating activities	$39,316	$52,843
Cash flows from investing activities:
New funding of commercial mortgage loans	(460,452)	—
Add-on funding of commercial mortgage loans	(59,225)	(308,032)
Add-on funding of subordinate loans	(13,642)	(13,734)
Proceeds received from the repayment and sale of commercial mortgage loans	138,024	168,526
Proceeds received from the repayment of subordinate loans and other lending assets	—	102
Contributions to equity method investment	(3,256)	—
Origination fees, other fees, and cost recovery proceeds received on commercial mortgage loans, and subordinate loans, net	6,854	4,346
Increase (decrease) in collateral related to derivative contracts, net	(41,140)	20,020
Capital expenditures on real estate owned assets	(24,867)	(37,901)
Net cash used in investing activities	$(457,704)	$(166,673)
Cash flows from financing activities:
Proceeds from secured debt arrangements	406,830	548,557
Proceeds related to financing on real estate owned	20,514	—
Repayments of secured debt arrangements	(111,498)	(433,604)
Repayments of senior secured term loan principal	(2,000)	(2,000)
Payment of deferred financing costs	(4,073)	(3,454)
Payment of withholding tax on RSU delivery	(4,947)	(7,274)
Dividends on common stock	(35,416)	(50,839)
Dividends on preferred stock	(3,068)	(3,068)
Net cash provided by financing activities	$266,342	$48,318

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited) (Continued)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net decrease in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	$(152,046)	$(65,512)
Decrease (increase) in cash classified within assets related to real estate owned, held for sale	-	577
Net increase (decrease) in cash and cash equivalents	$(152,046)	$(64,935)
Cash and cash equivalents beginning of period	317,396	225,438
Effects of foreign currency translation on cash and cash equivalents	1,074	687
Cash and cash equivalents end of period	$166,424	$161,190
Supplemental disclosure of cash flow information:
Interest paid	$102,020	$116,463
Change in loan proceeds held by servicer	(47,002)	1,624
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	$38,347	$53,688
Transfer of assets related to real estate owned, held for sale to assets related to real estate owned held for investment, net	—	70,688
Transfer of assets related to real estate owned, held for sale to other assets	—	2,280
Transfer of liabilities related to real estate owned, held for sale to accounts payable, accrued expenses and other liabilities	—	3,937
Transfer of commercial mortgage loan to commercial mortgage loan, held for sale	—	135,465

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.

We currently operate in one reporting segment. Refer to "Note 19 - Segment Reporting" for additional information.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03 "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires disaggregation of certain expense captions in financial statement disclosures for each interim and annual reporting period.

The guidance is effective for annual periods starting after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. It is to be adopted on a prospective basis with the option to apply retrospectively. We have not early adopted ASU 2024-03 and are currently evaluating its impact. We do not expect it to materially affect our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09") which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance; however, we do not expect a material impact to our consolidated financial statements.

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

Interest Rate Hedging Instruments

The fair values of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rates of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate caps are classified as Level II in the fair value hierarchy and manage our exposure to variable cash flows on certain of our borrowings. As of March 31, 2025 and December 31, 2024, we held two interest rate caps: one related to financing on a full service luxury hotel in Washington D.C. ("D.C. Hotel") and one related to our construction financing on a multifamily development property in Brooklyn, NY ("Brooklyn Multifamily Development"). Refer to "Note 5 – Real Estate Owned" and "Note 10 – Derivatives" for further detail.

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

As of March 31, 2025 and December 31, 2024, we held a promissory note classified as held for sale. As of both March 31, 2025 and December 31, 2024, the note's fair value was equal to its amortized cost of $41.2 million. Accordingly, no valuation allowance was recorded during the three months ended March 31, 2025.

During the three months ended March 31, 2024, we entered into an agreement to sell a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI at a price of 99.5%. We recorded a fair value adjustment of $0.7 million (representing the difference between the loan's amortized cost and the loan's fair value at the agreed upon price of 99.5%), which was included within valuation allowance, commercial mortgage loan held for sale on our condensed consolidated statement of operations for the three months ended March 31, 2024. The sale subsequently closed in April 2024.

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of March 31, 2025 and December 31, 2024 ($ in thousands):

	Fair Value as of March 31, 2025				Fair Value as of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forwards, net	$—	$15,924	$—	$15,924	$—	$57,753	$—	$57,753
Interest rate cap assets	—	243	—	243	—	416	—	416
Note receivable, held for sale	—	—	41,200	41,200	—	—	41,200	41,200
Total financial instruments	$—	$16,167	$41,200	$57,367	$—	$58,169	$41,200	$99,369

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

On March 31, 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approaches. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. During the second quarter of 2023, the Atlanta Hotel's assets and liabilities were reclassified to held for sale and the fair value of the net real estate assets, less costs to sell, was in excess of our cost basis. During the first quarter of 2024, we determined that the sale to a third party from whom we received an unsolicited offer was no longer probable, and we were not actively marketing the property for sale. Therefore, the Atlanta Hotel no longer met the criteria for held for sale and was reclassified to real estate owned, held for investment. No impairments had been recorded as of March 31, 2025 or December 31, 2024.

On August 3, 2022, we acquired legal title of the Brooklyn Multifamily Development through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments had been recorded as of March 31, 2025 or December 31, 2024.

On May 24, 2021, we acquired legal title to the D.C. Hotel through a deed-in-lieu of foreclosure. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan which we repaid at par. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments had been recorded as of March 31, 2025 or December 31, 2024.

Refer to "Note 5 – Real Estate Owned" for additional discussion.

Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net

Our loan portfolio was comprised of the following at March 31, 2025 and December 31, 2024 ($ in thousands):

Loan Type	March 31, 2025	December 31, 2024
Commercial mortgage loans, net(1)	$7,285,022	$6,715,347
Subordinate loans, net	402,064	388,809
Total loans, net	$7,687,086	$7,104,156
Note receivable, held for sale	41,200	41,200
Carrying value, net	$7,728,286	$7,145,356

(1)
Includes $4.2 million and $8.3 million in 2025 and 2024, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 95% floating rate loans, based on amortized cost, net of Specific CECL Allowance, as of March 31, 2025 and December 31, 2024.

Activity relating to our loan portfolio for the three months ended March 31, 2025 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items	Specific CECL Allowance	Carrying Value, Net(1)
December 31, 2024	$7,550,410	$(31,718)	$(342,500)	$7,176,192
New loan fundings	460,452	—	—	460,452
Add-on loan fundings(2)	72,867	—	—	72,867
Loan repayments and sale	(93,400)	—	—	(93,400)
Gain (loss) on foreign currency translation	148,405	(503)	—	147,902
Deferred fees and other items(3)	—	(6,854)	—	(6,854)
Amortization of fees	—	5,839	—	5,839
March 31, 2025	$8,138,734	$(33,236)	$(342,500)	$7,762,998
General CECL Allowance(4)				(34,712)
Carrying value, net				$7,728,286

(1)
Includes Note receivable, held for sale.
(2)
Represents fundings subsequent to loan closing.
(3)
Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, and deferred origination expenses.
(4)
$6.1 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	March 31, 2025(1)	December 31, 2024(1)
Number of loans	49	46
Principal balance	$8,138,734	$7,550,410
Carrying value, net	$7,728,286	$7,145,356
Unfunded loan commitments(2)	$989,243	$840,627
Weighted-average cash coupon(3)	7.3%	7.5%
Weighted-average remaining fully-extended term(4)	2.4 years	2.5 years
Weighted-average expected term(5)	1.7 years	1.9 years

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
(5)
Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated five loans.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2025		December 31, 2024
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Residential(2)	$1,880,046	24.4%	$1,556,819	21.8%
Office	1,818,410	23.5	1,756,965	24.6
Hotel	1,602,392	20.8	1,575,270	22.1
Retail	955,275	12.4	946,017	13.3
Industrial	598,139	7.7	399,546	5.6
Mixed Use	317,103	4.1	363,211	5.1
Other(3)	550,433	7.1	537,164	7.5
Total	$7,721,798	100.0%	$7,134,992	100.0%
General CECL Allowance(4)	(34,712)		(30,836)
Total Carrying Value, net	$7,687,086		$7,104,156

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Includes residential-for-sale (6.4%), multifamily (5.5%), senior housing (6.0%), student housing (4.4%), and vacation rentals (2.1%) in 2025 and residential-for-sale (5.5%), multifamily (4.7%), senior housing (4.7%), student housing (4.6%), and vacation rentals (2.3%) in 2024.
(3)
Other property types include pubs (2.8%), caravan parks (2.6%), and urban predevelopment (1.7%) in 2025, and pubs (2.9%), caravan parks (2.7%), and urban predevelopment (1.9%) in 2024.
(4)
$6.1 million and $5.9 million of the General CECL Allowance for 2025 and 2024, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2025		December 31, 2024
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,489,538	32.1%	$2,423,856	33.9%
New York City	1,541,713	20.0	1,539,995	21.6
Other Europe(2)	1,336,205	17.3	1,265,344	17.7
Southeast	815,827	10.6	511,742	7.2
West	632,901	8.2	489,008	6.9
Midwest	560,052	7.3	560,436	7.9
Other(3)	345,562	4.5	344,611	4.8
Total	$7,721,798	100.0%	$7,134,992	100.0%
General CECL Allowance(4)	(34,712)		(30,836)
Total Carrying Value, net	$7,687,086		$7,104,156

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Other Europe includes Germany (8.2%), Italy (2.3%), Spain (3.4%), Sweden (3.2%) and the Netherlands (0.2%) in 2025 and Germany (8.4%), Italy (2.4%), Spain (3.5%), Sweden (3.1%) and the Netherlands (0.3%) in 2024.
(3)
Other includes Northeast (0.5%), Mid-Atlantic (1.4%), Southwest (1.4%) and Other (1.2%) in 2025 and Northeast (0.6%), Mid-Atlantic (1.4%), Southwest (1.5%) and Other (1.3%) in 2024.
(4)
$6.1 million and $5.9 million of the General CECL Allowance for 2025 and 2024, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

2. Low risk

3. Moderate/average risk

4. High risk/potential for loss: a loan that has a risk of realizing a principal loss

5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss, or an impairment has been recorded

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of March 31, 2025 and December 31, 2024, respectively ($ in thousands):

March 31, 2025
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2025	2024	2023	2022	2021	Prior
1	—	$—	— %	$—	$—	$—	$—	$—	$—
2	2	578,527	7.5%	—	—	—	578,527	—	—
3	41	6,729,675	87.2%	447,501	1,251,720	667,922	1,570,998	1,220,525	1,571,009
4	2	288,961	3.7%	—	—	—	—	—	288,961
5	3	124,635	1.6%	—	—	—	—	—	124,635
Total	48	$7,721,798	100.0%	447,501	1,251,720	667,922	2,149,525	1,220,525	1,984,605
General CECL Allowance(2)		(34,712)
Total loans, net		$7,687,086
Weighted-Average Risk Rating		3.0
Gross write-offs		$—		$—	$—	$—	$—	$—	$—

December 31, 2024
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	3	560,180	7.9%	—	—	547,851	12,329	—	—
3	37	6,169,860	86.4%	1,218,189	649,599	1,549,750	1,173,982	397,972	1,180,368
4	2	279,732	3.9%	—	—	—	—	—	279,732
5	3	125,220	1.8%	—	—	—	—	27,881	97,339
Total	45	$7,134,992	100.0%	$1,218,189	$649,599	$2,097,601	$1,186,311	$425,853	$1,557,439
General CECL Allowance(2)		(30,836)
Total loans, net		$7,104,156
Weighted-Average Risk Rating		3.0
Gross write-offs		$127,512		$—	$—	$127,512	$—	$—	$—

(1)
Net of Specific CECL Allowance.
(2)
$6.1 million and $5.9 million of the General CECL Allowance for 2025 and 2024, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

The following table summarizes changes in CECL Allowances for the three months ended March 31, 2025 ($ in thousands):

	Specific CECL	General CECL Allowance			Total CECL	CECL Allowance as % of Amortized Cost
	Allowance(1)	Funded	Unfunded	Total	Allowance	General(1)	Total
December 31, 2024	$342,500	$30,836	$5,948	$36,784	$379,284	0.52%	5.07%
Changes:
Allowances (Reversals), net(2)	—	3,876	132	4,008	4,008
Write-offs	—	—	—	—	—
March 31, 2025	$342,500	$34,712	$6,080	$40,792	$383,292	0.54%	4.75%

(1)
Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.
(2)
During the three months ended March 31, 2025, our General CECL Allowance increased by $4.0 million. The increase was primarily due to a more adverse macroeconomic outlook as well as the effect of loan originations. The increase was partially offset by the favorable impacts of portfolio seasoning.

The following table summarizes changes in CECL Allowances for the three months ended March 31, 2024 ($ in thousands):

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

(1)
Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.
(2)
During the three months ended March 31, 2024, our General CECL Allowance increased by $5.7 million. The increase was primarily related to extending our expected loan repayment dates as well as an increase to the historical loss rate derived from Trepp's data. The increase was partially offset by the favorable impacts of portfolio seasoning. During the three months ended March 31, 2024, we also recorded an additional $142.0 million Specific CECL Allowance on our Junior Mezzanine A Loan (as defined below - see "Manhattan Residential"), resulting in the loan’s aggregate Specific CECL allowance of $268.0 million. The additional allowance was recorded primarily due to a reduction in list pricing of remaining units and slower sales pace at the property. The slower sales velocity coincided with the continued overall softening in the midtown Manhattan ultra-luxury submarket.

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

We derive an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the first quarter of 2025 provided by a third party, Trepp LLC ("Trepp"). We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate is further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period of eight quarters. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compare the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We use projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

The General CECL Allowance on subordinate loans is calculated by incorporating both the loan balance of the position(s) of the structurally senior third-party lender(s) and the balance of our subordinate loan(s). The subordinate loans, by virtue of being the first loss position, are required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage allowance attributable to the subordinate loan. The General CECL Allowance on unfunded loan commitments is time-weighted based on our expected commitment to fund such obligations. The General CECL Allowance on unfunded commitments is recorded as a liability on our condensed consolidated balance sheets within accounts payable, accrued expenses and other liabilities. The considerations in estimating our General CECL allowance for unfunded loan commitments are similar to those used for the related outstanding loans receivable.

Additionally, we have made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner. As of March 31, 2025 and December 31, 2024, accrued interest receivable was $61.0 million and $58.5 million, respectively, and included within other assets on our condensed consolidated balance sheets.

Although our secured debt obligations and senior secured term loan financing have a minimum tangible net worth maintenance covenant, the General CECL Allowance has no impact on these covenants as we are permitted to add back the General CECL Allowance for the computation of tangible net worth as defined in the respective agreements.

The following table sets forth our General CECL Allowance as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Commercial mortgage loans, net	$33,657	$30,167
Subordinate loans, net	1,055	669
Unfunded commitments(1)	6,080	5,948
Total General CECL Allowance	$40,792	$36,784

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

The following table summarizes our risk rated 5 loans as of March 31, 2025, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk Rating
Mortgage	Retail(1)(2)	Cincinnati, OH	$163,754	$67,000	$96,754	Nonaccrual/ 10/1/2019	5
Mezzanine	Residential(3)	Manhattan, NY	295,881	268,000	27,881	Nonaccrual/ 7/1/2021	5
Mezzanine	Office(4)	Troy, MI	7,500	7,500	-	Nonaccrual/ 6/30/2024	5
Total			$467,135	$342,500	$124,635

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
(4)
The fair value of the office collateral was determined by applying an exit capitalization rate of 10% and a discount rate of 20%.

For the three months ended March 31, 2025, there was no change in our Specific CECL Allowance.

Loan Modifications Pursuant to ASC 326

We provided the following modifications that require disclosure pursuant to ASC 326 during the twelve months ended March 31, 2025.

Manhattan Residential — 111 West 57th Street

During the second quarter of 2024, our commercial mortgage loan secured by an ultra-luxury property in Manhattan, NY ("Senior Loan") was refinanced by a third-party lender, which resulted in a repayment of $108.3 million. The remaining Senior Loan balance was restructured into a subordinate loan ("Senior Mezzanine A Loan"), and the maturity date was extended by fourteen months to November 2025. Concurrently, the maturities of our additional mezzanine loans secured by the property

("Senior Mezzanine Loan" and "Junior Mezzanine A Loan") were also extended to November 2025. All three loans remain on nonaccrual status subsequent to the refinancing. Based on our analysis under ASC 310-20, we have deemed this refinance to be a continuation of our existing loans.

Cleveland Multifamily

In May 2021, we originated a first mortgage loan secured by a multifamily property in Cleveland, OH. During the second quarter of 2024, we modified our loan to convert from a floating rate of Secured Overnight Financing Rate ("SOFR") + 3.25% to a 6.0% fixed rate, and to provide a two year term extension. These modified terms are included in the determination of our general CECL allowance for the first quarter of 2025. The loan is performing pursuant to its modified contractual terms, and its risk rating remains a 3 as of March 31, 2025.

Manhattan Office

In March 2022, we originated a first mortgage loan secured by an office property in Manhattan, NY. During the second quarter of 2024, we modified our loan to convert from a floating rate of SOFR + 3.92% to a 5.0% fixed rate. The loan is performing pursuant to its modified contractual terms and its risk rating remains a 3 as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, the aggregate amortized cost basis, net of Specific CECL Allowance, of these modified receivables was $735.8 million and $721.7 million, respectively, or 9.5% and 10.1% of our aggregate commercial mortgage loans and subordinate loans by amortized cost, respectively. Unfunded commitments related to these loans as of March 31, 2025 and December 31, 2024 were $10.3 million and $10.6 million, respectively.

Nonaccrual and Past Due Loans

We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis, net of Specific CECL Allowance, for loans on nonaccrual was $499.9 million and $486.8 million as of March 31, 2025 and December 31, 2024, respectively.

Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. We received $0.6 million in interest that reduced amortized cost under the cost recovery method during both the three months ended March 31, 2025 and the three months ended March 31, 2024.

As of March 31, 2025 and December 31, 2024, the amortized cost basis, net of Specific CECL Allowance, for loans that are past due 90 days or more as to principal or interest, was $499.9 million and $486.8 million, respectively. As of March 31, 2025 and December 31, 2024, there were no loans with accrued interest between 30 and 89 days past due.

Pre-payment penalties and accelerated fees

We did not recognize any pre-payment penalties and accelerated fees for the three months ended March 31, 2025. For the three months ended March 31, 2024, we recognized $0.1 million of pre-payment penalties and accelerated fees.

Loan Sales

From time to time, we may enter into sale transactions with other parties. All sale transactions are evaluated in accordance with ASC 860, "Transfers and Servicing" ("ASC 860").

In February 2025, we originated a $114.0 million commercial mortgage loan secured by a multifamily property located in Miami, FL, which included a $24.0 million contiguous subordinate loan. In March 2025, we sold our interest in the $24.0 million subordinate loan. We evaluated the transaction under ASC 860 and determined the sale met the criteria for sale accounting. We recorded no gain or loss related to this transaction.

Held for Sale

Loans are classified as held for sale if there is an intent to sell them in the short-term following the reporting date. Loans classified as held for sale are carried at the lower of amortized cost or fair value less costs to sell, unless the fair value option is elected at origination. Additionally, held for sale loans are not subject to the General CECL Allowance.

As of March 31, 2025 and December 31, 2024, we held a $41.2 million promissory note classified as held for sale and recorded within Note receivable, held for sale on our consolidated balance sheet at its fair value. We received the promissory note during the fourth quarter of 2024 as consideration related to the sale of one of the eight hospitals that previously secured the Massachusetts Healthcare Loan as discussed in "Note 6 – Other Assets." Refer also to "Note 3 – Fair Value Disclosure" for further discussion on held for sale classification and fair value measurement policies.

During the three months ended March 31, 2024, we entered into an agreement to sell a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI at a price of 99.5%. We recorded a fair value adjustment of $0.7 million (representing the difference between the loan's amortized cost and the loan's fair value at the agreed upon price of 99.5%), which was included within valuation allowance, commercial mortgage loan held for sale on our condensed consolidated statement of operations for the three months ended March 31, 2024. The sale subsequently closed in April 2024.

Note 5 – Real Estate Owned

Real Estate Owned, Held for Investment

As of March 31, 2025, assets and liabilities related to real estate owned, held for investment consisted of three properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., the Brooklyn Multifamily Development, a multifamily development property located in downtown Brooklyn, NY, and the Atlanta Hotel, a hotel in Atlanta, GA.

Property acquired through foreclosure or deed-in-lieu of foreclosure is classified as real estate owned and recognized at fair value on our condensed consolidated balance sheet upon acquisition in accordance with ASC Topic 805, "Business Combinations" ("ASC 805"). As real estate owned is a nonfinancial asset, it is recorded at fair value on a non-recurring basis in accordance with ASC 820.

Refer to "Note 3 – Fair Value Disclosure" for full discussion of non-recurring fair value measurements.

D.C. Hotel

In 2021, we acquired legal title to the D.C. Hotel, which previously secured two subordinate loans, through a deed-in-lieu of foreclosure. In accordance with ASC 805, we consolidated the hotel's assets and liabilities at their respective fair values.

As of March 31, 2025 and December 31, 2024, the value of net real estate assets related to the D.C. Hotel was $158.0 million and $157.1 million, respectively. As of March 31, 2025, our net real estate assets included depreciable assets of $78.9 million, net of $9.8 million in accumulated depreciation, attributable to the building, and $6.3 million, net of $6.1 million in accumulated depreciation, attributable to furniture, fixtures, and equipment ("FF&E"). As of December 31, 2024, our net real estate assets included depreciable assets of $79.1 million, net of $9.1 million in accumulated depreciation, attributable to the building, and $6.0 million, net of $5.6 million in accumulated depreciation, attributable to FF&E.

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

The carrying value of the mortgage included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheet was $72.8 million, net of $0.9 million in deferred financing costs. To manage our exposure to variable cash flows on our borrowings under this mortgage, we entered into an interest rate cap in June 2024. As of both March 31, 2025 and December 31, 2024, the fair value of the interest rate cap was de minimis. Refer to "Note 10 – Derivatives" for full detail.

For the three months ended March 31, 2025 and 2024, we recorded net profit from hotel operations of $2.4 million and $1.1 million, respectively.

Brooklyn Multifamily Development

In 2022, we acquired legal title of a multifamily development property in downtown Brooklyn, NY, through a deed-in-lieu of foreclosure. The transaction was accounted for as an asset acquisition in accordance with ASC 805, and we recorded the real estate assumed at a fair value based on the market value of the property as of the date of acquisition.

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

Additionally, upon taking title, we obtained $164.8 million in construction financing on the property. As of March 31, 2025 and December 31, 2024, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheets was $272.8 million, net of $1.7 million in deferred financing costs and $252.0 million, net of $2.0 million in deferred financing costs, respectively.

The construction financing includes a maximum commitment of $388.4 million, an interest rate of SOFR +2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $100.0 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both March 31, 2025 and December 31, 2024, we were in compliance with these covenants.

To manage our exposure to variable cash flows on our borrowings under this construction financing, we entered into an interest rate cap in September 2023, and extended in September 2024 for an additional year. As of March 31, 2025 and December 31, 2024, the fair value of the interest rate cap was $0.2 million and $0.4 million, respectively, and recorded within derivative assets, net on our condensed consolidated balance sheet. Refer to "Note 10 – Derivatives" for full detail.

As of March 31, 2025 and December 31, 2024, our cost basis in the property was $563.0 million and $540.9 million, respectively and included capitalized construction and financing costs as of March 31, 2025 and December 31, 2024 of $341.8 million and $319.7 million, respectively. During the three months ended March 31, 2025 and 2024, we capitalized construction and financing costs of $22.1 million and $37.5 million respectively.

There is no depreciation recorded while the property is under development.

Atlanta Hotel

In March 2023, we acquired legal title of the Atlanta Hotel through a deed-in-lieu of foreclosure, and we consolidated the hotel's assets and liabilities at their respective fair values in accordance with ASC 805.

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

As of March 31, 2024, we determined the sale of the Atlanta Hotel to a third party, from whom we received an unsolicited offer, to be no longer probable, and we are not actively marketing the property for sale to other potential buyers. As such, the Atlanta Hotel no longer met the criteria to be classified as held for sale under ASC 360. In accordance with ASC 360, the REO Fixed Assets were reclassified to their carrying value before classifying as held for sale in June 2023. On the date of reclassification, March 31, 2024, we recorded $3.6 million in depreciation, representing the amount that would have been recorded had the asset remained as held for investment. All other assets and liabilities were reclassified to the corresponding line items on our condensed consolidated balance sheet. No realized gain or loss was recorded in connection with this reclassification.

As of March 31, 2025 and December 31, 2024, the value of net real estate assets related to the Atlanta Hotel was $69.5 million and $69.0 million, respectively. As of March 31, 2025, our net real estate assets included depreciable assets of $43.1 million, net of $6.3 million in accumulated depreciation, attributable to the building, and $7.9 million, net of $3.6 million in accumulated depreciation, attributable to FF&E. As of December 31, 2024, our net real estate assets included depreciable assets of $44.7 million, net of $5.5 million in accumulated depreciation, attributable to the building, and $6.7 million, net of $3.1 million in accumulated depreciation, attributable to FF&E.

For the three months ended March 31, 2025 we recorded net profit from the hotel's operations of $0.5 million. For the three months ended March 31, 2024, we recorded net loss from the hotel's operations of $1.8 million.

Note 6 – Other Assets

The following table details the components of our other assets at the dates indicated ($ in thousands):

	March 31, 2025	December 31, 2024
Interest receivable	$61,047	$58,470
Loan proceeds held by servicer(1)	3,841	50,843
Other(2)(3)	33,057	28,714
Total	$97,945	$138,027

(1)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(2)
Includes $8.9 million and $7.7 million of other assets from Real Estate Owned, Held for Investment as of March 31, 2025 and December 31, 2024, respectively. Refer to "Note 5 – Real Estate Owned" for additional information.
(3)
Includes a $23.0 million equity method investment as of March 31, 2025 and $20.1 million of other assets as of December 31, 2024, both of which are related to our former Massachusetts Healthcare Loan as discussed below (see "Massachusetts Healthcare")

Massachusetts Healthcare

In 2022, we and other Apollo-managed entities ("Apollo Co-Lenders") co-originated a first mortgage loan ("Massachusetts Healthcare Loan") secured by eight hospitals in Massachusetts. During the third quarter of 2024, we and the Apollo Co-Lenders, through a joint venture ("Massachusetts Healthcare JV"), acquired title to one of the eight hospitals that previously secured the Massachusetts Healthcare Loan. During the same period, the hospital was taken by eminent domain by the Commonwealth of Massachusetts (the "Commonwealth"). Refer to "Note 16 - Commitments and Contingencies" for additional information regarding the Commonwealth's taking of the hospital.

Additionally in the third quarter of 2024, guarantors made a guaranty payment on the Massachusetts Healthcare Loan, and the Borrowers transferred the deeds of the remaining seven hospitals into escrow, thereby releasing the borrowers from their obligation under the loan agreement. During the fourth quarter of 2024, five of the seven hospitals were sold to third parties and the proceeds were allocated among us and other Apollo Co-Lenders based on our pro-rata interests in the Massachusetts Healthcare Loan. As of December 31, 2024, $20.1 million remained in other assets on our consolidated balance sheet related to our allocation of fair value of the two unsold hospitals.

During the first quarter of 2025, the Massachusetts Healthcare JV took title of the two unsold hospitals and we contributed an additional $3.3 million to the Massachusetts Healthcare JV. Additionally, during the three months ended March 31, 2025, our allocation of losses from the Massachusetts Healthcare JV was $0.7 million, recorded within Other income, net on our condensed consolidated statement of operations. As of March 31, 2025, our equity method investment in the Massachusetts Healthcare JV was $23.0 million, and recorded in other assets on our consolidated balance sheet.

Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility.

During the three months ended March 31, 2025, we upsized our secured credit facility with JPMorgan by $500.0 million and extended the facility’s final maturity by 3.5 years to March 2030.

Our borrowings under secured debt arrangements as of March 31, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

	March 31, 2025			December 31, 2024
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)	$2,000,000	$1,330,734	March 2030(4)	$1,500,000	$1,033,504	September 2026
Deutsche Bank Facility - USD(3)(5)	200,000	120,033	March 2028(6)	700,000	123,434	March 2026
Atlas Facility - USD(7)	800,000	540,413	March 2027	800,000	462,886	March 2027(8)
HSBC Facility - GBP	389,607	389,607	May 2025	377,483	377,483	May 2025
HSBC Facility - EUR	261,322	261,322	January 2026(10)	250,162	250,162	January 2026(10)
Goldman Sachs Facility - GBP	473,350	399,499	May 2029	458,804	373,706	May 2029
Barclays Facility - USD	500,000	321,546	March 2027(9)	500,000	321,546	March 2027(9)
MUFG Securities Facility - GBP	79,345	79,345	November 2025(9)	171,972	171,972	November 2025(9)
Churchill Facility - USD	130,000	119,982	April 2026	130,000	121,289	April 2026
Santander Facility - USD(11)	—	—	N/A	300,000	—	February 2026
Total Secured Credit Facilities	4,833,624	3,562,481		5,188,421	3,235,982
Barclays Private Securitization - GBP, EUR, SEK	1,667,312	1,667,312	August 2027(10)	1,587,780	1,587,780	May 2027(10)
Revolving Credit Facility - USD(12)	160,000	—	March 2026	160,000	—	March 2026
Total Secured Debt Arrangements	6,660,936	5,229,793		6,936,201	4,823,762
Less: deferred financing costs	N/A	(10,016)		N/A	(8,789)
Total Secured Debt Arrangements, net(13)(14)(15)	$6,660,936	$5,219,777		$6,936,201	$4,814,973

(1)
As of March 31, 2025, British Pound Sterling ("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.29, 1.08, and 0.10, respectively. As of December 31, 2024, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.25, 1.04 and 0.09, respectively.
(2)
Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)
The JPMorgan Facility and Deutsche Bank Facility enable us to elect to receive advances in USD, GBP, or EUR.
(4)
The JPMorgan Facility final maturity was extended to March 31, 2030 during the first quarter of 2025.
(5)
Effective March 31, 2025, the capacity on the Deutsche Bank Facility was reduced to $200.0 million from $700.0 million.
(6)
The Deutsche Bank Facility final maturity was extended to March 31, 2028 during the first quarter 2025.
(7)
The Atlas Facility (as defined below) was formerly the Credit Suisse Facility. See "Atlas Facility" below for additional discussion.
(8)
The Atlas Facility was amended during March 2024 to convert the facility's maturity from a six month "evergreen" feature to a two-year initial term, with an additional one-year extension option.
(9)
Assumes financings are extended in line with the underlying loans.
(10)
Represents weighted-average maturity across various financings with the counterparty. See below for additional details.
(11)
The Santander Facility was terminated during the first quarter of 2025.
(12)
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
(13)
Weighted-average borrowing costs as of March 31, 2025 and December 31, 2024 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.41% / GBP: +2.40% / EUR: +2.11% / SEK: +1.50% and USD: +2.47% / GBP: +2.43% / EUR: +2.11% / SEK: +1.50%, respectively.
(14)
Weighted-average advance rates based on cost as of March 31, 2025 and December 31, 2024 were 68.64% (64.6% (USD) / 72.7% (GBP) / 70.7% (EUR) / 80.2% (SEK)) and 68.6% (62.2% (USD) / 75.3% (GBP) / 70.8% (EUR) / 80.2% (SEK)), respectively.
(15)
As of March 31, 2025 and December 31, 2024, approximately 45% and 46%, respectively, is the outstanding balance under these secured borrowings were recourse to us.

Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of both March 31, 2025 and December 31, 2024, the weighted-average haircut under our secured debt arrangements was approximately 31.4%. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.

Revolving Credit Facility

We are party to a revolving credit facility (the "Revolving Credit Facility") administered by Bank of America, N.A. The Revolving Credit Facility provides up to $160.0 million of borrowings secured by qualifying commercial mortgage loans and real property owned assets. As of March 31, 2025, our interest coverage ratio was a minimum of 1.3:1. See "Debt Covenants" below for additional discussion. The Revolving Credit Facility has a term of three years, maturing in March 2026. The Revolving Credit Facility enables us to borrow on qualifying commercial mortgage loans for up to two years and real property owned assets for up to six months. As of March 31, 2025 and December 31, 2024, we had no outstanding balance on the Revolving Credit Facility. During the three months ended March 31, 2025, we recorded $80.0 thousand in unused fees. During the three months ended March 31, 2024, we recorded $33.6 thousand in unused fees and $1.9 million in contractual interest expense.

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

The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	5	$1,309,001	$1,296,020
EUR	3	752,691	744,904
SEK	1	247,013	245,618
Total	9	$2,308,705	$2,286,542

	December 31, 2024
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	5	$1,251,205	$1,236,691
EUR	3	720,126	711,859
SEK	1	223,992	222,727
Total	9	$2,195,324	$2,171,277

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of March 31, 2025 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$936,211	October 2027
Total/Weighted-Average EUR	533,490	October 2027(3)
Total/Weighted-Average SEK	197,611	May 2026
Total/Weighted-Average Securitization	$1,667,312	August 2027

(1)
As of March 31, 2025, we had £724.7 million, €493.2 million, and kr2.0 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheets ($ in thousands):

	March 31, 2025	December 31, 2024
Assets:
Cash	$346	$150
Commercial mortgage loans, net(1)	2,286,542	2,171,277
Other Assets(2)	26,845	29,179
Total Assets	$2,313,733	$2,200,606
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $0.8 million and $1.1 million in 2025 and 2024, respectively)	$1,666,484	$1,586,680
Accounts payable, accrued expenses and other liabilities(3)(4)	7,207	10,519
Total Liabilities	$1,673,691	$1,597,199

(1)
Net of the General CECL Allowance of $10.1 million and $10.8 million as of March 31, 2025 and December 31, 2024, respectively.
(2)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(3)
Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $1.4 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively.
(4)
Includes pending transfers from our third party loan servicers that were remitted to our secured credit facility counterparties during the subsequent remittance cycle.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended March 31,
	2025	2024
Net interest income:
Interest income from commercial mortgage loans	$46,390	$64,523
Interest expense	(25,196)	(36,083)
Net interest income	$21,194	$28,440
General and administrative expense:
Decrease (increase) in current expected credit loss allowance, net	1,346	(2,565)
Foreign currency translation gain (loss)	25,633	(12,923)
Net income	$48,173	$12,952

At March 31, 2025, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$274,854	$464,196	$591,684	$—	$1,330,734
Deutsche Bank Facility	27,300	—	92,733	—	120,033
Atlas Facility	93,100	447,313	—	—	540,413
HSBC Facility	650,929	—	—	—	650,929
Goldman Sachs Facility - GBP	—	—	399,499	—	399,499
Barclays Facility	—	321,546	—	—	321,546
MUFG Securities Facility	79,345	—	—	—	79,345
Churchill Facility	—	119,982	—	—	119,982
Barclays Private Securitization	117,741	1,549,571	—	—	1,667,312
Total	$1,243,269	$2,902,608	$1,083,916	$—	$5,229,793

The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.

The table below summarizes the outstanding balances at March 31, 2025, as well as the maximum and average month-end balances for the three months ended March 31, 2025 for our borrowings under secured debt arrangements ($ in thousands).

	As of March 31, 2025		For the three months ended March 31, 2025
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,330,734	1,886,169	1,330,734	$1,152,849
Deutsche Bank Facility	120,033	195,669	123,434	122,301
Goldman Sachs Facility - GBP	399,499	517,703	399,499	387,209
Atlas Facility	540,413	800,512	540,413	513,653
HSBC Facility	650,929	872,168	650,929	635,035
Barclays Facility	321,546	422,548	321,546	321,546
MUFG Securities Facility	79,345	166,934	110,772	92,179
Churchill Facility	119,982	160,278	120,853	120,417
Barclays Private Securitization	1,667,312	2,296,668	1,667,312	1,614,412
Revolving Credit Facility	—	69,031	—	—
Total	$5,229,793	$7,387,680

(1)
Represents the amortized cost balance of commercial loan collateral assets and the value of net real estate assets of real property owned collateral assets.

The table below summarizes the outstanding balances at December 31, 2024, as well as the maximum and average month-end balances for the year ended December 31, 2024 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2024		For the year ended December 31, 2024
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,033,504	$1,832,859	$1,063,261	$969,759
Deutsche Bank Facility	123,434	199,217	278,703	201,020
Goldman Sachs Facility - USD	—	—	11,620	2,903
Goldman Sachs Facility - GBP	373,706	485,054	390,163	251,571
Atlas Facility	462,886	702,927	758,201	640,453
HSBC Facility	627,646	839,123	672,422	653,182
Barclays Facility	321,546	420,774	353,153	242,792
MUFG Securities Facility	171,972	209,493	211,057	197,420
Churchill Facility	121,289	161,264	126,080	123,684
Santander Facility - USD	—	—	67,500	56,250
Santander Facility - EUR	—	—	54,677	22,684
Barclays Private Securitization	1,587,779	2,182,088	2,249,538	2,041,421
Revolving Credit Facility	—	—	150,000	38,796
Total	$4,823,762	$7,032,800

(1)
Represents the amortized cost balance of commercial loan collateral assets and the value of net real estate assets of real property owned collateral assets.

Debt Covenants

The guarantees related to our secured debt arrangements contain the following financial covenants: (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017; (ii) our ratio of total indebtedness to tangible net worth cannot exceed 4.0:1, reducing to 3.75:1 effective March 31, 2026; and (iii) our liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance is added back to our tangible net worth calculation. The Revolving Credit Facility contains an additional financial covenant to maintain a minimum interest coverage ratio. Our interest coverage ratio shall be not less than 1.3:1, increasing to 1.4:1 effective July 1, 2025.

We were in compliance with the covenants under each of our secured debt arrangements at March 31, 2025 and December 31, 2024. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, foreign currency fluctuations, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

Note 8 – Senior Secured Term Loans, Net

In May 2019, we entered into a $500.0 million senior secured term loan (the "2026 Term Loan"), which matures in May 2026 and contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The 2026 Term Loan was issued at a price of 99.5%. The 2026 Term Loan currently bears interest at SOFR plus 2.86%.

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

The Term Loans are amortizing with repayments of 0.25% per quarter of the total committed principal. During the three months ended March 31, 2025 and 2024, we repaid $1.3 million of principal, respectively, related to the 2026 Term Loan. During the three months ended March 31, 2025 and 2024, we repaid $0.7 million of principal, respectively, related to the 2028 Term Loan.

The following table summarizes the terms of the Term Loans as of March 31, 2025 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$471,250	$(387)	$(2,403)	$468,460	2.86%	5/15/2026
2028 Term Loan	288,000	(1,250)	(2,245)	284,505	3.61%	3/11/2028
Total	$759,250	$(1,637)	$(4,648)	$752,965

(1)
Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.

The following table summarizes the terms of the Term Loans as of December 31, 2024 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate	Maturity Date
2026 Term Loan	$472,500	$(476)	$(2,778)	$469,246	2.86%	5/15/2026
2028 Term Loan	288,750	(1,357)	(2,429)	284,964	3.61%	3/11/2028
Total	$761,250	$(1,833)	$(5,207)	$754,210

(1)
Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.

Covenants

The financial covenants of the Term Loans include the requirements that we maintain: (i) a maximum ratio of total recourse debt to tangible net worth of 4:1; and (ii) a ratio of total unencumbered assets to total pari-passu indebtedness of at least 2.50:1. We were in compliance with the covenants under the Term Loans at March 31, 2025 and December 31, 2024.

Note 9 – Senior Secured Notes, Net

In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $496.6 million and $496.4 million, net of deferred financing costs of $3.4 million and $3.6 million, as of March 31, 2025 and December 31, 2024, respectively.

Covenants

The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of March 31, 2025 and December 31, 2024, we were in compliance with all covenants.

Note 10 – Derivatives

We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD.

We have entered into a series of forward contracts to sell an amount of foreign currency (GBP, EUR and SEK) for an agreed upon amount of USD at various dates through March 2028. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.

The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of both March 31, 2025 and December 31, 2024, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.

The following table summarizes our non-designated Fx forwards and interest rate caps as of March 31, 2025:

	March 31, 2025
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	88	626,454	GBP	April 2025 - March 2028	1.44
Fx contracts - EUR	44	341,860	EUR	April 2025 - August 2026	0.98
Fx contracts - SEK	13	617,606	SEK	May 2025 - May 2026	1.10
Interest rate caps	2	238,535	USD	July 2025 - October 2025	0.43

The following table summarizes our non-designated Fx forwards and interest rate caps as of December 31, 2024:

	December 31, 2024
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	80	632,702	GBP	January 2025 - August 2027	1.39
Fx contracts - EUR	48	355,218	EUR	January 2025 - August 2026	1.18
Fx contracts - SEK	14	633,231	SEK	February 2025 - May 2026	1.32
Interest rate caps	2	238,535	USD	July 2025 - October 2025	0.67

We have not designated any of our derivative instruments as hedges as defined in ASC 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our forward currency contracts for the three months ended March 31, 2025 and 2024 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three Months Ended March 31,
	Location of Gain (Loss) Recognized in Income	2025	2024
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$(41,829)	$18,053
Forward currency contracts	Realized gain (loss) on derivative instruments	2,857	5,345
Total		$(38,972)	$23,398

The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our interest rate caps for the three months ended March 31, 2025 and 2024 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three Months Ended March 31,
	Location of Gain (Loss) recognized in Income	2025	2024
Interest rate caps	Unrealized gain (loss) on interest rate hedging instruments	$(174)	$(194)
Interest rate caps	Realized gain on interest rate hedging instruments	132	550
Total		$(42)	$356

In September 2023, we entered into an interest rate cap with an original maturity of October 1, 2024 and a notional amount of $164.8 million. During September 2024, we extended our interest rate cap to October 1, 2025. We use our interest rate cap to hedge our exposure to variable cash flows on our construction financing. The interest rate cap effectively limits SOFR from exceeding 4.00% which results in the maximum all-in coupon on our construction financing of 6.55%. During both the three months ended March 31, 2025 and 2024, SOFR exceeded the cap rate of 4.00%. As such, during the three months ended March 31, 2025 and 2024, we realized a gain from the interest rate cap in the amount of $0.1 million and $0.6 million, respectively, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations.

In June 2024, we entered into an interest rate cap that matures on July 1, 2025 with a notional amount of $73.7 million. We use our interest rate cap to hedge our exposure to variable cash flows on our floating rate mortgage related to the D.C. Hotel. The interest rate cap effectively limits SOFR from exceeding 6.00% which results in the maximum all-in coupon on mortgage of 9.00%. During the three months ended March 31, 2025, SOFR did not exceed the cap rate of 6.00%, and accordingly, no realized gain was recorded.

The following tables summarize the gross asset and liability amounts related to our derivatives at March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025			December 31, 2024
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$27,481	$(11,557)	$15,924	$59,261	$(1,508)	$57,753
Interest rate caps	243	—	243	416	—	416
Total derivative assets	$27,724	$(11,557)	$16,167	$59,677	$(1,508)	$58,169

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	March 31, 2025	December 31, 2024
Collateral held under derivative agreements	$13,280	$54,420
Accrued dividends payable	37,839	37,976
Accrued interest payable	31,619	28,261
Accounts payable and other liabilities(1)	11,235	11,574
General CECL Allowance on unfunded commitments(2)	6,080	5,948
Total	$100,053	$138,179

(1)
Includes $10.6 million and $8.8 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at March 31, 2025 and December 31, 2024, respectively.
(2)
Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of March 31, 2025 and December 31, 2024, respectively.

Note 12 – Income Taxes

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

During the three months ended March 31, 2025 and 2024, we recorded a current income tax provision of $116 thousand and $114 thousand, respectively, related to activities of our taxable REIT subsidiaries.

There was a $0.1 million and $0.3 million income tax asset related to the operating activities of our TRS entities as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, there were no material deferred tax assets or liabilities.

As of March 31, 2025, we had net operating losses of $8.5 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods.

As of March 31, 2025, tax years 2021 through 2024 remain subject to examination by taxing authorities.

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

We incurred approximately $8.6 million and $9.4 million in base management fees under the Management Agreement for the three months ended March 31, 2025 and 2024, respectively.

In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three months ended March 31, 2025 and 2024 we paid expenses totaling $5.7 million and $1.8 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheets based on the nature of the item.

Included in payable to related party on our condensed consolidated balance sheets at March 31, 2025 and December 31, 2024 is approximately $8.6 million and $8.7 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.

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

Italian Direct Lending Structure

In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the "AIFM"), an affiliate of the Manager. The management fees incurred during the three months ended March 31, 2025 and 2024, respectively were de minimis. As of March 31, 2025 and December 31, 2024, the fees payable to the AIFM were de minimis.

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

As of March 31, 2025 and December 31, 2024, respectively, we had $540.4 million and $462.9 million of secured debt on the Atlas Facility consisting of five commercial mortgage loans. Refer to "Note 7 – Secured Debt Arrangements, Net" for additional discussion.

Massachusetts Healthcare

In September 2024, we, along with the Apollo Co-Lenders, formed a joint venture of which we held a 41.2% equity interest. Through this joint venture, we and the Apollo Co-Lenders foreclosed on one of the eight Massachusetts hospitals that previously secured our loan. In accordance with ASC 323, "Investments – Equity Method and Joint Ventures" our 41.2% interest in the joint venture was deemed an equity method investment. There was a balance of $23.0 million in the joint venture as of March 31, 2025, recorded within Other Assets on our condensed consolidated balance sheet. There was no balance in the joint venture as of December 31, 2024. See "Massachusetts Healthcare" within "Note 6 – Other Assets" for further discussion.

Note 14 – Share-Based Payments

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

We recognized stock-based compensation expense related to restricted stock and RSU vesting of $3.4 million and $4.2 million during the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the three months ended March 31, 2025:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2024	63,980	2,243,259
Granted	—	—	N/A
Vested	—	—	N/A
Forfeiture	—	—	N/A
Outstanding at March 31, 2025	63,980	2,243,259

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2025:

Vesting Year	Restricted Stock	RSUs	Total Awards
2025	63,980	1,193,965	1,257,945
2026	—	699,816	699,816
2027	—	349,478	349,478
Total	63,980	2,243,259	2,307,239

As of March 31, 2025, we had unrecognized compensation expense of approximately $20.2 million related to the vesting of RSUs, presented in the table above. As of March 31, 2025, we have recognized all compensation expense related to the restricted stock awards presented above.

The unrecognized compensation expense related to the vesting of RSUs are expected to be recognized over a weighted-average period of 1.4 years.

RSU Deliveries

During the three months ended March 31, 2025 and 2024, we delivered 696,552 and 738,110 shares of common stock for 1,244,343 and 1,358,418 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $4.9 million and $7.3 million for the three months ended March 31, 2025 and 2024, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.

Note 15 – Stockholders' Equity

Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2025, 138,871,188 shares of common stock were issued and outstanding and 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock ("Series B-1 Preferred Stock") were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.

Dividends. The following table details our dividend activity:

	Three Months Ended March 31,
Dividends declared per share of:	2025	2024
Common Stock	$0.25	$0.35
Series B-1 Preferred Stock	$0.45	$0.45

Common Stock Repurchases. There was no common stock repurchase activity during the three months ended March 31, 2025 and 2024. As of March 31, 2025, the approximate dollar value of shares that may yet be purchased under our stock repurchase program was $131.6 million.

Note 16 – Commitments and Contingencies

Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.

AmBase Corporation: On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC (together, "Plaintiffs") commenced a now-dismissed action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court (the "Apollo Action"). The complaint named as defendants (i) a wholly-owned subsidiary of the Company (the "Subsidiary"), (ii) the Company, and (iii) certain funds managed by Apollo, who were co-lenders on a mezzanine loan against the development of a residential condominium building in

Manhattan, New York. Plaintiffs alleged that the defendants tortiously interfered with the Plaintiffs' joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The Plaintiffs alleged the loss of a $70.0 million investment plus punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs appealed, the parties fully briefed the appeal, and then Plaintiffs dropped the appeal, and the case remains dismissed.

Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. Apollo appealed the decision with respect to the remaining claim. On October 5, 2023, the Appellate Division, First Department granted Apollo's appeal, thereby dismissing the remaining claim against the Apollo entities who were co-lenders on the mezzanine loan, including the Subsidiary. Plaintiffs filed a motion for leave with the Court of Appeals on November 3, 2023 which the Court denied on April 23, 2024. On July 12, 2024, Plaintiffs filed new motions for leave to appeal to the Court of Appeals. On February 18, 2025, the Court of Appeals granted Plaintiffs’ motion for leave to appeal. No reasonable estimate of possible loss, if any, can be made at this time. The Company believes the appeal is without merit.

Massachusetts Healthcare: On September 4, 2024, Saint Elizabeth LLC, which is indirectly owned by a subsidiary of the Company and certain affiliates of Apollo, filed a lawsuit against the Commonwealth, as well as Governor Maura Healey and the Massachusetts Secretary of Health and Human Services. The action is pending before the Land Court in Boston, Massachusetts. The lawsuit seeks equitable relief, including declaring that the taking of the real property associated with St. Elizabeth’s Medical Center was void and of no effect. On January 3, 2025, the court dismissed the Secretary of Health and Human Services from the case. On March 21, 2025, the court dismissed the Governor from the case. The court also amended its schedule, with a trial now scheduled to begin on July 7, 2025. The lawsuit is separate from any future action that could be filed over the valuation of the property and the payment received from the Commonwealth in connection with the taking of the property by eminent domain.

Loan Commitments

As described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at March 31, 2025, we had $989.2 million of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 4.4 years weighted-average tenor of these loans.

Note 17 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheets at March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$166,424	$166,424	$317,396	$317,396
Commercial mortgage loans, net	7,285,022	7,174,297	6,715,347	6,616,694
Subordinate loans, net	402,064	402,064	388,809	388,780
Secured debt arrangements, net	(5,219,777)	(5,219,777)	(4,814,973)	(4,814,973)
Senior secured term loans, net	(752,965)	(757,221)	(754,210)	(757,772)
Senior secured notes, net	(496,628)	(452,500)	(496,433)	(432,500)
Debt related to real estate owned, held for investment, net	(345,596)	(345,596)	(324,587)	(324,587)

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

Note 18 – Net Income (Loss) per Share

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

For the three months ended March 31, 2025 and 2024, dilutive earnings per share was calculated under the more dilutive computation of the treasury stock method and the if converted method. Under the treasury stock method, the denominator includes the weighted-average outstanding common shares plus the incremental shares related to participating securities. The incremental shares are determined by subtracting the average unrecognized compensation cost for the period divided by the average stock price from the unvested RSUs.

The table below presents the computation of basic and diluted net income (loss) per share of common stock for the three months ended March 31, 2025 and 2024 ($ in thousands except per share data):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$25,991	$(104,524)
Less: Preferred dividends	(3,068)	(3,068)
Less: Earnings attributable to participating securities	—	—
Less: Dividends on participating securities	(561)	(886)
Net income (loss) attributable to common stockholders, basic and diluted	$22,362	$(108,478)

Number of Shares:
Basic weighted-average shares of common stock outstanding	138,639,004	141,869,604
Diluted weighted-average shares of common stock outstanding	138,991,818	141,869,604

Earnings (Loss) Per Share Attributable to Common Stockholders
Basic	$0.16	$(0.76)
Diluted	$0.16	$(0.76)

For the three months ended March 31, 2025, 352,814 incremental shares were included in the calculation of diluted net income per share because the effect was dilutive. For the three months ended March 31, 2024, 423,784 incremental shares were excluded in the calculation of diluted net income per share because the effect was anti-dilutive.

Note 19 – Segment Reporting

We currently operate as one segment, which is also our sole reportable segment. Our chief operating decision maker ("CODM") is our senior management team, comprised of our chief executive officer, our chief financial officer and the chief investment officer of the Manager. The accounting policies of our single reportable segment are consistent with those outlined in our summary of significant accounting policies (refer to "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements of our most recent Annual Report on Form 10-K). We generate our revenue primarily from originating, acquiring, investing in, and managing performing commercial mortgage loans, subordinate financings, and other commercial real estate-related debt investments. Additionally, we may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and if we cannot sell the related property, we would operate the property as real estate owned. The CODM evaluates the performance of any real estate owned assets with that of our commercial mortgage loans, subordinate financings, and other commercial real estate-related debt investments. Additionally, we seek to enhance our returns on equity by utilizing leverage, and generally finance our mortgage loans with leverage obtained through a variety of sources, including secured credit facilities, a revolving credit facility, private securitizations, and corporate-level debt. The CODM evaluates performance and allocates resources based on consolidated net income (loss), which is also reported as consolidated net income (loss) on our consolidated statement of operations. Our consolidated net income (loss) is primarily derived through the difference between the interest income earned on our loans and the cost at which we are able to finance them. Accordingly, interest expense, as reported on our consolidated statement of operations, is our most significant segment expense. Additionally, the measure of segment assets is reflected on the balance sheet as total consolidated assets. The CODM uses consolidated net income (loss) to make key operating decisions, such as identifying attractive investment opportunities, evaluating underwriting standards, determining the appropriate level of leverage to enhance returns on equity and deciding on the sources of financing.

Note 20 – Subsequent Events

Subsequent to the quarter ended March 31, 2025, the following events took place:

Investment Activity: Funded approximately $309.5 million for previously closed loans. Additionally, we closed $709.2 million in new commitments across four first mortgage loans with $684.1 million funded at close. The new commitments consist of:

•
$154.0 million commitment (fully funded at close) to a floating-rate mortgage loan secured by two senior housing properties located in Los Angeles, CA and Ambler, PA.
•
$250.0 million commitment ($238.2 million funded at close) to a floating-rate mortgage loan secured by a portfolio of self-storage facilities located throughout the United States.
•
$150.0 million commitment ($136.7 million funded at close) to a floating-rate mortgage loan secured by a luxury multifamily property located in Jersey City, NJ.
•
£117.0 million commitment ($155.2 assuming conversion into USD) fully funded at close to a floating-rate mortgage loan secured by data centers located in Slough, UK.

Loan Repayments: We received approximately $34.3 million from loan repayments.

Financing Activity: Closed two new secured credit facilities, with an aggregate borrowing capacity of $690.2 million.

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

Results of Operations

Net Income (Loss) Available to Common Stockholders

For the three months ended March 31, 2025 and 2024, our net income (loss) available to common stockholders was $22.9 million, or $0.16 per diluted share of common stock, and ($107.6) million, or ($0.76) per diluted share of common stock, respectively.

Operating Results

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Three Months Ended
	March 31, 2025	December 31, 2024	Change
Net interest income:
Interest income from commercial mortgage loans	$143,985	$156,364	$(12,379)
Interest income from subordinate loans and other lending assets	557	641	(84)
Interest expense	(105,057)	(113,502)	8,445
Net interest income	39,485	43,503	(4,018)
Operations related to real estate owned:
Revenue from real estate owned operations	26,331	26,952	(621)
Operating expenses related to real estate owned	(20,767)	(20,144)	(623)
Depreciation and amortization on real estate owned	(2,456)	(2,383)	(73)
Net income related to real estate owned	3,108	4,425	(1,317)
Operating expenses:
General and administrative expenses	(6,652)	(7,241)	589
Management fees to related party	(8,564)	(8,725)	161
Total operating expenses	(15,216)	(15,966)	750
Other income, net	1,194	1,717	(523)
Decrease (increase) in General CECL Allowance, net	(4,008)	1,258	(5,266)
Gain (loss) on foreign currency forward contracts	(38,972)	82,350	(121,322)
Foreign currency translation gain (loss)	40,558	(76,653)	117,211
Gain (loss) on interest rate hedging instruments	(42)	134	(176)
Net income before taxes	$26,107	$40,768	$(14,661)
Income tax provision	(116)	(114)	(2)
Net income	$25,991	$40,654	$(14,663)

Net Interest Income

Net interest income decreased by $4.0 million during the three months ended March 31, 2025 compared to the three months ended December 31, 2024. The net decrease was primarily attributable to lower average index rates and a lower average loan balance during the three months ended March 31, 2025 compared to the three months ended December 31, 2024. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

For the three months ended March 31, 2025, we recorded net income related to real estate owned of $3.1 million, compared to net income of $4.4 million for the three months ended December 31, 2024. The decrease in net income was primarily due to the seasonality of the D.C. Hotel's operations which led to $1.3 million lower net income from operations, prior to depreciation, during the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. Refer to "Note 5 – Real Estate Owned" for further discussion of operations related to real estate owned.

Decrease (increase) in General CECL Allowance, net

Our General CECL Allowance increased by $4.0 million during the three months ended March 31, 2025, primarily driven by a more adverse macroeconomic outlook as well as loan originations. The increase was partially offset by the favorable impacts of portfolio seasoning. Comparatively, our General CECL Allowance decreased by $1.3 million during the three months ended December 31, 2024, primarily driven by the favorable impacts of portfolio seasoning as well as earlier than expected loan repayments. The decrease was partially offset by the effects of loan originations.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended March 31, 2025 and the three months ended December 31, 2024 were net gains of $1.6 million and $5.7 million, respectively. The net gain for the three months ended March 31, 2025 was lower than the net gain for three months ended December 31, 2024 predominantly due to higher forward point estimates for the three months ended March 31, 2025.

Gain (loss) on interest rate hedging instruments

During the three months ended March 31, 2025, we recorded a net loss of $42.0 thousand on our interest rate caps compared to a net gain of $0.1 million recorded during the three months ended December 31, 2024. The net loss was primarily driven by unrealized losses attributable to a decline in fair value of our construction financing interest rate cap as it approaches its October 1, 2025 maturity. These unrealized losses were partially offset by realized gains, attributable to SOFR exceeding the interest rate cap's strike rate during the three months ended March 31, 2025 and the three months ended December 31, 2024.

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three months ended
	March 31, 2025	March 31, 2024	Change
Net interest income:
Interest income from commercial mortgage loans	$143,985	$183,716	$(39,731)
Interest income from subordinate loans and other lending assets	557	849	(292)
Interest expense	(105,057)	(127,887)	22,830
Net interest income	39,485	56,678	(17,193)
Operations related to real estate owned:
Revenue from real estate owned operations	26,331	23,857	2,474
Operating expenses related to real estate owned	(20,767)	(19,893)	(874)
Depreciation and amortization on real estate owned	(2,456)	(4,656)	2,200
Net income (loss) related to real estate owned	3,108	(692)	3,800
Operating expenses:
General and administrative expenses	(6,652)	(7,373)	721
Management fees to related party	(8,564)	(9,421)	857
Total operating expenses	(15,216)	(16,794)	1,578
Other income, net	1,194	570	624
Valuation allowance, commercial mortgage loan held for sale	—	(679)	679
Increase in Specific CECL Allowance	—	(142,000)	142,000
Increase in General CECL Allowance, net	(4,008)	(5,684)	1,676
Gain (loss) on foreign currency forward contracts	(38,972)	23,398	(62,370)
Foreign currency translation gain (loss)	40,558	(19,563)	60,121
Gain (loss) on interest rate hedging instruments	(42)	356	(398)
Net income (loss) before taxes	$26,107	$(104,410)	$130,517
Income tax provision	(116)	(114)	(2)
Net income (loss)	$25,991	$(104,524)	$130,515

Net Interest Income

Net interest income decreased by $17.2 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in net interest income was primarily driven by lower average index rates and a lower average loan balance during three months ended March 31, 2025 compared to the three months ended March 31, 2024. Additionally, during the second quarter of 2024 we modified two of our loans to convert from floating rate loans to fixed rate loans, which resulted in a decrease in net interest income earned during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

Net income related to real estate owned increased by $3.8 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to increased net operating income from the D.C. hotel, driven by higher occupancy levels during the three months ended March 31, 2025 versus the same period in 2024. Higher net income from the Atlanta Hotel for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 also contributed to the increase. On March 31, 2024, we recorded $3.6 million of catch-up depreciation upon reclassifying the Atlanta Hotel from held-for-sale to held-for-investment, representing the amount that would have been recorded if the asset had remained held for investment throughout 2023 and the first quarter of 2024.

Refer to "Note 5 – Real Estate Owned" for full discussion of operations related to real estate owned.

Management Fees to Related Party

Management fees expense decreased by $0.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to lower Stockholders' Equity (as defined in the Management Agreement) during the three months ended March 31, 2025.

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

Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 3 – Fair Value Disclosure" for additional detail.

Increase in Specific CECL Allowance, net

During the three months ended March 31, 2025, there was no change in our Specific CECL Allowance. Comparatively, during the three months ended March 31, 2024, we recorded a $142.0 million Specific CECL Allowance related to a mezzanine loan secured by an ultra-luxury residential property in Manhattan, NY, primarily attributable to a reduction in list pricing of remaining units and slower sales pace at the property.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Increase in General CECL Allowance, net

During the three months ended March 31, 2025, we recorded a net increase in our General CECL Allowance of $4.0 million. The increase was primarily driven by a more adverse macroeconomic outlook as well as the effects of loan originations. The increase was partially offset by the favorable impacts of portfolio seasoning.

During the three months ended March 31, 2024, we recorded a net increase in our General CECL Allowance of $5.7 million, primarily driven by an increase in our view of the remaining expected term of certain of our loans and an increase to the historical loss rate derived from Trepp's data.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended March 31, 2025 and three months ended March 31, 2024 was a net gain of $1.6 million and $3.8 million, respectively. The net gain for the three months ended March 31, 2025 was lower than the net gain for three months ended March 31, 2024 predominantly due to higher forward point estimates for the three months ended March 31, 2025.

Gain (loss) on interest rate hedges

During the three months ended March 31, 2025, we recorded a net loss of $42.0 thousand on our interest rate caps. The net loss was primarily driven by unrealized losses attributable to a decline in fair value of our construction financing interest rate cap as it approaches its October 1, 2025 maturity. These unrealized losses were partially offset by realized gains, attributable to SOFR exceeding the interest rate cap’s strike rate.

During the three months ended March 31, 2024, we recorded a net gain of $0.4 million on our interest rate cap. The net gain was primarily driven by realized gains as SOFR exceeded the strike rate on our construction financing interest rate cap. These realized gains were partially offset by unrealized losses, caused by the interest rate cap’s decline in fair value as it approached maturity.

Refer to "Note 10 – Derivatives" for further discussion of interest rate caps.

Subsequent Events

Refer to "Note 20 – Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2025.

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

For the three months ended March 31, 2025, our Distributable Earnings were $33.2 million, or $0.24 per share, as compared to $50.5 million, or $0.35 per share, respectively, for the same period in the prior year.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three Months Ended March 31,
	2025	2024
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	138,991,818	141,869,604
Unvested Restricted Stock Units ("RSUs"), net(1)	2,305,226	2,951,631
Diluted shares - Distributable Earnings	141,297,044	144,821,235

(1)
Unvested RSUs are net of incremental shares assumed repurchased under the treasury stock method, if dilutive. There were 352,814 incremental shares included in 2025 and no incremental shares included in 2024.

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

Distributable Earnings Prior to Net Realized Loss on Investments

We believe it is useful to our investors to present Distributable Earnings prior to net realized loss on investments to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to net realized loss on investments, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.

There were no net realized losses on investments for the three months ended March 31, 2025 or the three months ended March 31, 2024. Accordingly, the table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) available to common stockholders	$22,923	$(107,592)
Adjustments:
Equity-based compensation expense	3,430	4,188
Loss (gain) on foreign currency forwards	38,972	(23,398)
Foreign currency loss (gain), net	(40,558)	19,563
Unrealized loss on interest rate cap	174	194
Realized gains relating to interest income on foreign currency hedges, net	2,031	1,095
Realized gains (losses) relating to forward points on foreign currency hedges, net	(201)	3,382
Depreciation and amortization on real estate owned	2,456	4,656
Increase in current expected credit loss allowance, net	4,008	147,684
Valuation allowance, loan held for sale	—	679
Total adjustments:	10,312	158,043
Distributable Earnings	$33,235	$50,451
Diluted Distributable Earnings per share of common stock	$0.24	$0.35
Weighted-average diluted shares - Distributable Earnings	141,297,044	144,821,235

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2025	December 31, 2024
Stockholders' Equity	$1,860,608	$1,874,481
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$1,691,348	$1,705,221
Common Stock	138,871,188	138,174,636
Book value per share	$12.18	$12.34

The following table shows the changes in our book value per share:

Book value per share
Book value per share at December 31, 2024	$12.34
General CECL Allowance and accumulated depreciation	0.43
Book value per share at December 31, 2024 prior to General CECL Allowance and accumulated depreciation	$12.77
Diluted Distributable Earnings per share	0.24
Common dividends declared	(0.25)
Vesting and delivery of RSUs	(0.10)
Book value per share at March 31, 2025 prior to General CECL Allowance and accumulated depreciation	$12.66
General CECL Allowance and accumulated depreciation	(0.48)
Book value per share at March 31, 2025	$12.18

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

1.
no investment will be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;
2.
no investment will be made that would cause us to register as an investment company under the 1940 Act;
3.
investments will be predominantly in our target assets;
4.
no more than 20% of our net equity (on a consolidated basis) will be invested in any single investment at the time of the investment; in determining compliance with the investment guidelines, the amount of the investment is the net equity in the investment (gross investment less amount of third-party financing) plus the amount of any recourse on the financing secured by the investment; and
5.
until appropriate investments can be identified, the Manager may invest the proceeds of any offering in interest bearing, short-term investments, including money market accounts and/or funds, that are consistent with our intention to qualify as a REIT.

The board of directors must approve any change in or waiver to these investment guidelines.

Investment Activity

During the three months ended March 31, 2025, we committed $650.2 million of capital to new loans ($460.5 million was funded at closing), and provided $72.9 million of add-on fundings. During the three months ended March 31, 2025, we received $93.4 million in loan repayments and sales.

Loan Portfolio Overview

Loan Portfolio Details

The following table sets forth certain information regarding our loan portfolio as of March 31, 2025 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted-Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$7,285,022	7.7%	8.3%	$5,229,793	6.4%	$2,055,229
Subordinate loans, net	402,064	0.0%	0.0%	—	—	402,064
Total Loans/Weighted-Average	$7,687,086	7.3%	7.9%	$5,229,793	6.4%	$2,457,293
Note receivable, held for sale	41,200	5.4%	5.6%	—	—	41,200
Total/Weighted-Average	$7,728,286	7.3%	7.9%	$5,229,793	6.4%	$2,498,493

(1)
Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of March 31, 2025 on the floating rate loans.
(2)
Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)
Gross of deferred financing costs of $10.0 million.
(4)
Cost of funds includes weighted-average spread and applicable benchmark rates as of March 31, 2025 on secured debt arrangements.
(5)
Represents loan portfolio at carrying value less secured debt outstanding.

The following table provides additional details of our commercial mortgage loans, subordinate loans, and other lending assets portfolio as of March 31, 2025 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Office	2	02/2022	$494	$213			12/2028	London, UK
2	Office	3	03/2022	256	10		Y	04/2027	Manhattan, NY
3	Office	3	01/2020	228	24		Y	03/2028	Long Island City, NY
4	Office	4	06/2019	216	—			08/2026	Berlin, Germany
5	Office	3	02/2020	179	4			05/2025	London, UK
6	Office	3	02/2022	160	—			06/2025	Milan, Italy
7	Office	3	11/2022	100	—			09/2026	Chicago, IL
8	Office	4	03/2018	73	—		Y	01/2026	Chicago, IL
9	Hotel	3	12/2023	295	—			12/2028	Various, Europe
10	Hotel	3	10/2019	260	15			08/2027	Various, Spain
11	Hotel	3	05/2022	200	5		Y	06/2027	Napa Valley, CA
12	Hotel	3	07/2021	180	—			08/2026	Various, US
13	Hotel	3	09/2015	140	—			12/2026	Manhattan, NY
14	Hotel	3	06/2024	131	—			06/2029	St. Petersburg, FL
15	Hotel	3	06/2024	107	7			07/2029	Brooklyn, NY
16	Hotel	3	11/2021	87	—			12/2026	St. Thomas, USVI
17	Hotel	3	12/2024	84	2		Y	01/2030	Indianapolis, IN
18	Hotel	3	12/2024	74	—		Y	12/2029	New Orleans, LA
19	Hotel	3	05/2019	46	—			12/2025	Chicago, IL
20	Residential	3	12/2021	235	10			02/2027	Various, UK
21	Residential	3	07/2024	193	—			07/2029	Various, UK
22	Residential	3	03/2023	160	—			04/2026	Various, US
23	Residential	3	04/2024	157	—			05/2029	Emeryville, CA
24	Residential	3	08/2024	150	—			08/2029	Various, UK
25	Residential	3	03/2025	120	13		Y	04/2029	Port St. Lucie, FL
26	Residential	3	10/2024	103	—			11/2029	Various, US
27	Residential	3	06/2024	99	—			07/2029	Washington, DC
28	Residential	3	02/2025	95	4			02/2027	Miami, FL
29	Residential	3	02/2025	89	—			02/2030	Miami, FL
30	Residential	3	05/2021	76	—			05/2027	Cleveland, OH
31	Retail	3	04/2022	496	21			04/2027	Various, UK
32	Retail	3	08/2019	250	—		Y	09/2025	Manhattan, NY
33	Retail(1)	5	11/2014	97	—			09/2025	Cincinnati, OH
34	Retail	2	05/2022	85	—			06/2027	Various, US
35	Retail	3	12/2024	—	393			07/2030	London, UK
36	Industrial	3	03/2021	246	—			05/2026	Various, Sweden
37	Industrial	3	08/2024	153	80	Y		08/2029	Various, UK
38	Industrial	3	03/2025	144	155	Y	Y	02/2030	West Jordan, UT
39	Mixed Use	3	12/2019	167	—		Y	11/2025	London, UK
40	Mixed Use	3	03/2022	150	18		Y	03/2029	Brooklyn, NY
41	Pubs	3	12/2023	214	—		Y	01/2029	Various, UK
42	Caravan Parks	3	02/2021	202	—			02/2028	Various, UK
43	Portfolio(3)	3	06/2021	194	15			06/2026	Various, Germany
44	Urban Predevelopment	3	12/2022	134	—			01/2026	Miami, FL
	General CECL Allowance			(34)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.0		$7,285	$989			2.5 Years

Subordinate Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(2)	3	06/2015	$301	—			11/2025	Manhattan, NY
2	Residential(2)	3	08/2022	74	—			11/2025	Manhattan, NY
3	Residential(1)(2)	5	05/2020	28	—			11/2025	Manhattan, NY
4	Office(1)(4)	5	08/2017	—	—			09/2024	Troy, MI
	General CECL Allowance			(1)
	Subtotal / Weighted-Average Subordinate Loans	3.1		$402	$—			0.6 Years

Other Lending Assets Portfolio
#	Asset Type	Risk Rating	Origination Date	Fair Value	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Corporate Note	N/A	10/2024	$41	—			10/2029	N/A
	General CECL Allowance			—
	Subtotal / Weighted-Average Notes Receivable, Held for Sale	N/A		$41	$—			4.5 Years
	Total / Weighted-Average Loan Portfolio(5)	3.0		$7,728	$989			2.4 Years

(1)
Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(2)
Loans are secured by the same property.
(3)
Includes portfolio of office, industrial, and retail property types.
(4)
Loan matured in September 2024. Negotiations with sponsor currently in process.
(5)
Total may not foot due to rounding.

Our average asset and debt balances for the three months ended March 31, 2025 were ($ in thousands):

	Average month-end balances for the year ended March 31, 2025 (1)
Description	Assets	Related debt
Commercial mortgage loans	$7,049,354	$4,959,601
Subordinate loans	719,000	—
Note receivable, held for sale	41,200	—

(1)
Average month-end balances reflect principal and borrowings outstanding for assets and related debt, respectively.

Portfolio Management

Our portfolio benefits from our core investment strategy whereby we target assets that are secured by institutional quality real estate throughout the United States and Europe. As discussed in Item 1. "Business—Investment Strategy" in our most recent Annual Report on Form 10-K, the Manager has implemented underwriting standards which place a particular emphasis on due diligence of prospective investments' sponsors and borrowers, as well as assessment of the risk/return profile and appropriate structure of each investment opportunity. As of March 31, 2025, our portfolio's weighted-average origination LTV ratio was 57%, excluding risk-rated "5" loans. This reflects significant equity value which we believe our loan sponsors would be committed to protect during periods of volatility and market disruption.

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

In addition to ongoing asset management, as further described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" to our condensed consolidated financial statements, we perform a quarterly review of our portfolio whereby each loan is assigned a risk rating of "1" through "5," from less risk to greater risk, respectively. This analysis includes assessment of loans based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. In performing the analysis with respect to each loan, these various factors are assessed holistically, with a focus on their interplay, whereby no single factor on its own (whether quantitative or qualitative) is given more weight in the assessment or is prescriptive as to which specific risk rating is assigned to a specific loan. We apply these various factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. As of March 31, 2025, the weighted-average risk rating of the loan portfolio was 3.0.

The following table presents the carrying value of our loans by internal risk rating as of March 31, 2025 ($ in thousands):

Risk Rating	Number of Loans	Total(1)	% of Portfolio
1	—	$—	— %
2	2	578,527	7.5%
3	41	6,729,675	87.2%
4	2	288,961	3.7%
5	3	124,635	1.6%
Total	48	$7,721,798	100.0%
General CECL Allowance(2)		(34,712)
Total carrying value, net		$7,687,086

(1)
Net of Specific CECL Allowance.
(2)
$6.1 million of the General CECL Allowance for 2025 is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

At March 31, 2025, our debt-to-equity ratio was 3.5 and our portfolio was comprised of $7.3 billion of commercial mortgage loans and $0.4 billion of subordinate loans. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio:

	March 31, 2025	December 31, 2024
Debt to Equity Ratio (1)	3.5	3.2

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

Our current debt obligations consist of $1.3 billion, at face value, of corporate debt, $5.2 billion of secured debt arrangements, and $348.2 million of debt related to real estate owned, held for investment. Our corporate debt includes $759.3 million of term loan borrowings and $500.0 million of senior secured notes. Our secured debt arrangements are generally term-matched to the underlying loans and we anticipate repayments of $1.2 billion of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.

In addition to our debt obligations, as of March 31, 2025, we had $989.2 million of unfunded loan commitments. We expect that approximately $592.9 million will be funded to existing borrowers in the short term.

As of March 31, 2025, we had $166.4 million of cash on hand, $3.8 million of loan proceeds held by servicer and held approximately $444.3 million of unencumbered assets. We also had $47.5 million of available borrowings under our financing arrangements based on existing collateral and $114.0 million of additional capacity on our construction financing secured by our Brooklyn Multifamily Development property which is available to fund future construction costs.

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

Borrowings Under Various Financing Arrangements

The following table summarizes the outstanding balances and maturities for our various financing arrangements:

	March 31, 2025		December 31, 2024
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured Credit Facilities(3)	$3,562,481	April 2028	$3,235,982	November 2026
Barclays Private Securitization(4)	1,667,312	August 2027	1,587,780	May 2027
Revolving Credit Facility	—	March 2026	—	March 2026
Total Secured Debt Arrangements	5,229,793		4,823,762
Debt Related to Real Estate Owned	348,176	July 2027	327,662	July 2027
Senior Secured Term Loans	759,250	January 2027	761,250	January 2027
Senior Secured Notes	500,000	June 2029	500,000	June 2029
Total Borrowings	$6,837,219		$6,412,674

(1)
Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)
Maturity dates represent weighted-average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)
As of March 31, 2025, we had eight secured credit counterparties through wholly-owned subsidiaries.
(4)
As of March 31, 2025, we had £724.7 million, €493.2 million, and kr2.0 billion ($1.7 billion assuming conversion into USD as of March 31, 2025) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.

Refer to "Note 7 – Secured Debt Arrangements, Net" of our condensed consolidated financial statements for additional disclosure regarding our secured credit facilities, Barclays Private Securitization, and revolving credit facility.

Refer to "Note 8 – Senior Secured Term Loans, Net" and "Note 9 – Senior Secured Notes, Net" of our condensed consolidated financial statements for additional disclosure regarding our Senior Secured Term Loans and Senior Secured Notes, respectively.

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

As of March 31, 2025 and December 31, 2024, we had 6,770,393 shares of our Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.

The following table details our dividend activity:

	Three Months Ended March 31,
Dividends declared per share of:	2025	2024
Common Stock	$0.25	$0.35
Series B-1 Preferred Stock	$0.45	$0.45

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

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following March 31, 2025, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity(1)	Increase to net interest income (2)(3)	Increase to net interest income (per share) (2)(3)	Decrease to net interest income (2)(3)	Decrease to net interest income (per share) (2)(3)
USD	$(146,575)	$22	$—	$873	$0.01
GBP	686,886	3,434	0.02	(3,434)	(0.02)
EUR	333,498	1,667	0.01	(416)	—
SEK	49,403	247	—	(247)	—
Total:	$923,212	$5,370	$0.03	$(3,224)	$(0.01)

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

During the period ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Refer to "Note 16 – Commitments and Contingencies" for further detail regarding legal proceedings.

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

Not Applicable.

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

Apollo Commercial Real Estate Finance, Inc.

April 24, 2025	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

April 24, 2025	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)