Form 10-Q
period 2025-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2025-07-29
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of July 28, 2025, there were 138,943,831 shares, $0.01 par value per share, of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share data)

	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$177,623	$317,396
Commercial mortgage loans, net(1)(2)	8,479,438	6,715,347
Subordinate loans, net(2)	145,472	388,809
Real estate owned, held for investment, net(3) (net of $28,252 and $23,266 accumulated depreciation in 2025 and 2024, respectively)	805,653	752,643
Other assets	168,636	138,027
Note Receivable, held for sale	39,964	41,200
Derivative assets, net	171	58,169
Total Assets	$9,816,957	$8,411,591
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$6,213,188	$4,814,973
Senior secured term loans, net	729,416	754,210
Senior secured notes, net	496,826	496,433
Debt related to real estate owned, held for investment, net	376,504	324,587
Accounts payable, accrued expenses and other liabilities(4)	88,519	138,179
Derivative liabilities, net	57,758	—
Payable to related party	8,360	8,728
Total Liabilities	$7,970,571	$6,537,110
Commitments and Contingencies (see Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2025 and 2024 (see Note 15)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 138,943,831 and 138,174,636 shares issued and outstanding in 2025 and 2024, respectively	1,389	1,382
Additional paid-in-capital	2,697,576	2,695,701
Accumulated deficit	(852,647)	(822,670)
Total Stockholders' Equity	1,846,386	1,874,481
Total Liabilities and Stockholders' Equity	$9,816,957	$8,411,591

(1)
Includes carrying value of $8,354,633 and $6,715,347 pledged as collateral under secured debt arrangements in 2025 and 2024, respectively.
(2)
Net of $381,348 and $373,336 CECL Allowances comprised $38,848 and $30,836 General CECL Allowance in 2025 and 2024, respectively, and $342,500 Specific CECL Allowance in 2025 and 2024.
(3)
Includes $79,791 of undepreciated property pledged as collateral under secured debt arrangements in 2025.
(4)
Includes $5,057 and $5,948 of General CECL Allowance related to unfunded commitments on commercial mortgage loans and subordinate loans, net in 2025 and 2024, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net interest income:
Interest income from commercial mortgage loans	$166,691	$179,388	$310,676	$363,104
Interest income from subordinate loans and other lending assets	557	842	1,114	1,691
Interest expense	(124,178)	(128,472)	(229,235)	(256,359)
Net interest income	$43,070	$51,758	$82,555	$108,436
Revenue from real estate owned operations	27,832	29,350	54,163	53,207
Total net revenue	$70,902	$81,108	$136,718	$161,643
Operating expenses:
General and administrative expenses (includes equity-based compensation of $3,400 and $6,830 in 2025 and $4,157 and $8,345 in 2024, respectively)	$(6,561)	$(7,488)	$(13,213)	$(14,861)
Management fees to related party	(8,356)	(9,173)	(16,920)	(18,594)
Operating expenses related to real estate owned	(21,113)	(21,767)	(41,880)	(41,660)
Depreciation and amortization on real estate owned	(2,531)	(2,287)	(4,987)	(6,943)
Total operating expenses	$(38,561)	$(40,715)	$(77,000)	$(82,058)
Other income, net	$1,232	$641	$2,426	$1,211
Increase in current expected credit loss allowance, net	(3,113)	(10,258)	(7,121)	(157,942)
Foreign currency translation gain (loss)	73,705	(1,362)	114,263	(20,925)
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of ($73,682) and ($115,511) in 2025 and $911 and $18,964 in 2024, respectively)	(82,139)	6,377	(121,111)	29,775
Gain on interest rate hedging instruments (includes unrealized (losses) of ($72) and ($246) in 2025 and ($457) and ($651) in 2024, respectively)	65	94	23	450
Valuation allowance, loans and other lending assets held for sale	(1,236)	679	(1,236)	—
Net realized loss on investments	—	(679)	—	(679)
Net income (loss) before taxes	$20,855	$35,885	$46,962	$(68,525)
Income tax provision	(116)	(100)	(232)	(214)
Net income (loss)	$20,739	$35,785	$46,730	$(68,739)
Preferred dividends	(3,068)	(3,068)	(6,136)	(6,136)
Net income (loss) available to common stockholders	$17,671	$32,717	$40,594	$(74,875)
Net income (loss) per share of common stock:
Basic	$0.12	$0.23	$0.28	$(0.54)
Diluted	$0.12	$0.23	$0.28	$(0.54)
Basic weighted-average shares of common stock outstanding	138,943,566	140,438,676	138,792,126	141,154,140
Diluted weighted-average shares of common stock outstanding	139,208,860	140,611,532	139,103,947	141,154,140
Dividend declared per share of common stock	$0.25	$0.35	$0.50	$0.70

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2025	6,770,393	$68	138,174,636	$1,382	$2,695,701	$(822,670)	$1,874,481
Capital increase (decrease) related to Equity Incentive Plan	—	—	696,552	7	(1,524)	—	(1,517)
Net Income	—	—	—	—	—	25,991	25,991
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(35,279)	(35,279)
Balance at March 31, 2025	6,770,393	$68	138,871,188	$1,389	$2,694,177	$(835,026)	$1,860,608
Capital increase related to Equity Incentive Plan	—	—	72,643	—	3,399	—	3,399
Net Income	—	—	—	—	—	20,739	20,739
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(35,292)	(35,292)
Balance at June 30, 2025	6,770,393	$68	138,943,831	$1,389	$2,697,576	$(852,647)	$1,846,386

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2024	6,770,393	$68	141,358,605	$1,414	$2,727,488	$(520,237)	$2,208,733
Capital increase (decrease) related to Equity Incentive Plan	—	—	738,110	7	(3,093)	—	(3,086)
Net Loss	—	—	—	—	—	(104,524)	(104,524)
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(50,620)	(50,620)
Balance at March 31, 2024	6,770,393	$68	142,096,715	$1,421	$2,724,395	$(678,449)	$2,047,435
Capital increase related to Equity Incentive Plan	—	—	65,490	1	4,147	—	4,148
Repurchase of common stock			(3,723,772)	(37)	(37,882)	—	(37,919)
Net Income	—	—	—	—	—	35,785	35,785
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(49,333)	(49,333)
Balance at June 30, 2024	6,770,393	$68	138,438,433	$1,385	$2,690,660	$(695,065)	$1,997,048

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$46,730	$(68,739)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium, deferred fees and payment-in-kind interest	(11,794)	(13,465)
Amortization of deferred financing costs	8,211	8,556
Equity-based compensation	6,830	8,345
Increase in current expected credit loss allowance, net	7,121	157,942
Valuation allowance, loans and other lending assets held for sale	1,236	—
Foreign currency loss (gain)	(108,699)	21,405
Unrealized loss (gain) on foreign currency contracts	115,511	(18,964)
Unrealized loss on interest rate hedging instruments	246	651
Depreciation and amortization on real estate owned	4,987	6,943
Net realized loss on investment	—	679
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	39,136	—
Other assets	(12,571)	(1,500)
Payment for interest rate cap	—	(11)
Accounts payable, accrued expenses and other liabilities	5,966	1,621
Payable to related party	(368)	(374)
Net cash provided by operating activities	$102,542	$103,089
Cash flows from investing activities:
New funding of commercial mortgage loans	(1,376,101)	(495,280)
Add-on funding of commercial mortgage loans	(444,655)	(410,072)
Add-on funding of subordinate loans	(22,545)	(27,766)
Proceeds received from the repayment and sale of commercial mortgage loans	653,916	752,773
Proceeds received from the repayment of subordinate loans and other lending assets	79,207	201
Contributions to equity method investment	(4,203)	—
Origination fees, other fees, and cost recovery proceeds received on commercial mortgage loans, and subordinate loans, net	26,899	17,159
Increase (decrease) in collateral related to derivative contracts, net	(110,560)	25,790
Capital expenditures on real estate owned assets	(57,363)	(78,340)
Net cash used in investing activities	$(1,255,405)	$(215,535)
Cash flows from financing activities:
Proceeds from secured debt arrangements	2,008,388	1,177,928
Proceeds related to financing on real estate owned	50,927	74,648
Repayments of secured debt arrangements	(934,352)	(1,030,594)
Repayments of senior secured term loan principal	(11,250)	(4,000)
Payment of deferred financing costs	(15,499)	(5,872)
Payment of issuance discount	(5,625)	—
Payment of withholding tax on RSU delivery	(4,947)	(7,284)
Repurchase of common stock	—	(37,919)
Dividends on common stock	(70,694)	(101,459)
Dividends on preferred stock	(6,136)	(6,136)
Net cash provided by financing activities	$1,010,812	$59,312

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited) (Continued)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Net decrease in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	$(142,051)	$(53,134)
Decrease (increase) in cash classified within assets related to real estate owned, held for sale	-	577
Net increase (decrease) in cash and cash equivalents	$(142,051)	$(52,557)
Cash and cash equivalents beginning of period	317,396	225,438
Effects of foreign currency translation on cash and cash equivalents	2,278	1,822
Cash and cash equivalents end of period	$177,623	$174,703
Supplemental disclosure of cash flow information:
Interest paid	$223,110	$252,484
Income tax paid	114	—
Change in loan proceeds held by servicer	(46,313)	(837)
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	$38,360	$52,401
Deferred financing costs accrued, not yet paid	1,274	—
Restructuring of subordinate loan to commercial mortgage loan	148,034	—
Transfer of assets related to real estate owned, held for sale to assets related to real estate owned held for investment, net	—	70,688
Transfer of assets related to real estate owned, held for sale to other assets	—	2,280
Transfer of liabilities related to real estate owned, held for sale to accounts payable, accrued expenses and other liabilities	—	3,937
Restructuring of commercial mortgage loan to subordinate loan	—	74,304

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Interest Rate Hedging Instruments

The fair values of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rates of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate caps are classified as Level II in the fair value hierarchy and manage our exposure to variable cash flows on certain of our borrowings. As of June 30, 2025 and December 31, 2024, we held two interest rate caps: one related to financing on a full service luxury hotel in Washington D.C. ("D.C. Hotel") and one related to our construction financing on a multifamily development property in Brooklyn, NY ("Brooklyn Multifamily Development"). Refer to "Note 5 – Real Estate Owned" and "Note 10 – Derivatives" for further detail.

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

As of June 30, 2025 and December 31, 2024, we held a promissory note classified as held for sale. As of December 31, 2024, the note's fair value was equal to its amortized cost of $41.2 million and no valuation allowance was recorded. During the three months ended June 30, 2025, we recorded a fair value adjustment of $1.2 million (representing the difference between the note’s amortized cost and the note’s fair value as of June 30, 2025), which is included within Valuation allowance, loans and other lending assets held for sale on our condensed consolidated statement of operations. The note was subsequently sold in July 2025 at a price of 97.0%, upon which we reversed the valuation allowance and recorded an equivalent realized loss.

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

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of June 30, 2025 and December 31, 2024 ($ in thousands):

	Fair Value as of June 30, 2025				Fair Value as of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forwards, net	$—	$(57,758)	$—	$(57,758)	$—	$57,753	$—	$57,753
Interest rate cap assets	—	171	—	171	—	416	—	416
Note receivable, held for sale	—	—	39,964	39,964	—	—	41,200	41,200
Total financial instruments	$—	$(57,587)	$39,964	$(17,623)	$—	$58,169	$41,200	$99,369

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

On March 31, 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approaches. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. During the second quarter of 2023, the Atlanta Hotel's assets and liabilities were reclassified to held for sale and the fair value of the net real estate assets, less costs to sell, was in excess of our cost basis. During the first quarter of 2024, we determined that the sale to a third party from whom we received an unsolicited offer was no longer probable, and we were not actively marketing the property for sale. Therefore, the Atlanta Hotel no longer met the criteria for held for sale and was reclassified to real estate owned, held for investment. No impairments had been recorded as of June 30, 2025 or December 31, 2024.

On August 3, 2022, we acquired legal title of the Brooklyn Multifamily Development through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments had been recorded as of June 30, 2025 or December 31, 2024.

On May 24, 2021, we acquired legal title to the D.C. Hotel through a deed-in-lieu of foreclosure. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan which we repaid at par. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments had been recorded as of June 30, 2025 or December 31, 2024.

Refer to "Note 5 – Real Estate Owned" for additional discussion.

Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net

Our loan portfolio was comprised of the following at June 30, 2025 and December 31, 2024 ($ in thousands):

Loan Type	June 30, 2025	December 31, 2024
Commercial mortgage loans, net(1)	$8,479,438	$6,715,347
Subordinate loans, net	145,472	388,809
Total loans, net	$8,624,910	$7,104,156
Note receivable, held for sale	39,964	41,200
Carrying value, net	$8,664,874	$7,145,356

(1)
Includes $4.2 million and $8.3 million in 2025 and 2024, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 96% floating rate loans, based on amortized cost, net of Specific CECL Allowance, as of June 30, 2025 and December 31, 2024.

Activity relating to our loan portfolio for the six months ended June 30, 2025 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items	Specific CECL Allowance	Carrying Value, Net(1)
December 31, 2024	$7,550,410	$(31,718)	$(342,500)	$7,176,192
New loan fundings	1,376,101	—	—	1,376,101
Add-on loan fundings(2)	467,200	—	—	467,200
Loan repayments and sale	(724,016)	—	—	(724,016)
Gain (loss) on foreign currency translation	425,832	(1,668)	—	424,164
Valuation allowance, loans and other lending assets held for sale	—	(1,236)	—	(1,236)
Deferred fees and other items(3)	—	(26,899)	—	(26,899)
Amortization of fees	—	12,216	—	12,216
June 30, 2025	$9,095,527	$(49,305)	$(342,500)	$8,703,722
General CECL Allowance(4)				(38,848)
Carrying value, net				$8,664,874

(1)
Includes Note receivable, held for sale.
(2)
Represents fundings subsequent to loan closing.
(3)
Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, and deferred origination expenses.
(4)
$5.1 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	June 30, 2025(1)	December 31, 2024(1)
Number of loans	54	46
Principal balance	$9,095,527	$7,550,410
Carrying value, net	$8,664,874	$7,145,356
Unfunded loan commitments(2)	$1,018,901	$840,627
Weighted-average cash coupon(3)	7.2%	7.5%
Weighted-average remaining fully-extended term(4)	2.7 years	2.5 years
Weighted-average expected term(5)	2.0 years	1.9 years

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
(5)
Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated five loans.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2025		December 31, 2024
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Residential(2)	$2,126,799	24.6%	$1,556,819	21.8%
Office	2,027,872	23.5	1,756,965	24.6
Hotel	1,371,199	15.8	1,575,270	22.1
Retail	1,190,400	13.7	946,017	13.3
Industrial	1,057,883	12.2	399,546	5.6
Mixed Use	313,526	3.6	363,211	5.1
Other(3)	576,079	6.6	537,164	7.5
Total	$8,663,758	100.0%	$7,134,992	100.0%
General CECL Allowance(4)	(38,848)		(30,836)
Total Carrying Value, net	$8,624,910		$7,104,156

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Includes senior housing (7.5%), multifamily (7.2%), student housing (4.1%), residential-for-sale (4.0%), and vacation rentals (1.8%) in 2025 and senior housing (4.7%), multifamily (4.7%), student housing (4.6%), residential-for-sale (5.5%), and vacation rentals (2.3%) in 2024.
(3)
Other property types include pubs (2.6%), caravan parks (2.4%), and urban predevelopment (1.6%) in 2025, and pubs (2.9%), caravan parks (2.7%), and urban predevelopment (1.9%) in 2024.
(4)
$5.1 million and $5.9 million of the General CECL Allowance for 2025 and 2024, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	June 30, 2025		December 31, 2024
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$3,140,487	36.2%	$2,423,856	33.9%
New York City	1,497,147	17.3	1,539,995	21.6
Other Europe(2)	1,157,797	13.3	1,265,344	17.7
West	899,484	10.4	489,008	6.9
Southeast	804,340	9.3	511,742	7.2
Midwest	559,857	6.5	560,436	7.9
Other(3)	604,646	7.0	344,611	4.8
Total	$8,663,758	100.0%	$7,134,992	100.0%
General CECL Allowance(4)	(38,848)		(30,836)
Total Carrying Value, net	$8,624,910		$7,104,156

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Other Europe includes Germany (7.9%), Italy (2.2%), Sweden (3.0%) and the Netherlands (0.2%) in 2025 and Germany (8.4%), Italy (2.4%), Spain (3.5%), Sweden (3.1%) and the Netherlands (0.3%) in 2024.
(3)
Other includes Northeast (3.3%), Mid-Atlantic (1.3%), Southwest (1.3%) and Other (1.1%) in 2025 and Northeast (0.6%), Mid-Atlantic (1.4%), Southwest (1.5%) and Other (1.3%) in 2024.
(4)
$5.1 million and $5.9 million of the General CECL Allowance for 2025 and 2024, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

2. Low risk

3. Moderate/average risk

4. High risk/potential for loss: a loan that has a risk of realizing a principal loss

5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss, or an impairment has been recorded

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of June 30, 2025 and December 31, 2024, respectively ($ in thousands):

June 30, 2025
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2025	2024	2023	2022	2021	Prior
1	—	$—	— %	$—	$—	$—	$—	$—	$—
2	2	734,766	8.5%	$—	$—	$—	$734,766	$—	$—
3	47	7,731,635	89.3%	$1,366,726	$1,505,783	$705,416	$1,668,645	$1,274,987	$1,210,078
4	1	73,112	0.8%	$—	$—	$—	$—	$—	$73,112
5	3	124,245	1.4%	$—	$—	$—	$—	$—	$124,245
Total	53	$8,663,758	100.0%	1,366,726	1,505,783	705,416	2,403,411	1,274,987	1,407,435
General CECL Allowance(2)		(38,848)
Total loans, net		$8,624,910
Weighted-Average Risk Rating		3.0
Gross write-offs		$—		$—	$—	$—	$—	$—	$—

December 31, 2024
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	3	560,180	7.9%	—	—	547,851	12,329	—	—
3	37	6,169,860	86.4%	1,218,189	649,599	1,549,750	1,173,982	397,972	1,180,368
4	2	279,732	3.9%	—	—	—	—	—	279,732
5	3	125,220	1.8%	—	—	—	—	27,881	97,339
Total	45	$7,134,992	100.0%	$1,218,189	$649,599	$2,097,601	$1,186,311	$425,853	$1,557,439
General CECL Allowance(2)		(30,836)
Total loans, net		$7,104,156
Weighted-Average Risk Rating		3.0
Gross write-offs		$127,512		$—	$—	$127,512	$—	$—	$—

(1)
Net of Specific CECL Allowance.
(2)
$5.1 million and $5.9 million of the General CECL Allowance for 2025 and 2024, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

The following table summarizes changes in CECL Allowances for the six months ended June 30, 2025 ($ in thousands):

	Specific CECL	General CECL Allowance			Total CECL	CECL Allowance as % of Amortized Cost
	Allowance(1)	Funded	Unfunded	Total	Allowance	General(1)	Total
December 31, 2024	$342,500	$30,836	$5,948	$36,784	$379,284	0.52%	5.07%
Changes:
Allowances (Reversals), net(2)	—	3,876	132	4,008	4,008
March 31, 2025	$342,500	$34,712	$6,080	$40,792	$383,292	0.54%	4.75%
Changes:
Allowances (Reversals), net(3)	—	4,136	(1,023)	3,113	3,113
June 30, 2025	$342,500	$38,848	$5,057	$43,905	$386,405	0.51%	4.29%

(1)
Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.
(2)
During the three months ended March 31, 2025, our General CECL Allowance increased by $4.0 million. The increase was primarily due to a more adverse macroeconomic outlook as well as the effect of loan originations. The increase was partially offset by the favorable impacts of portfolio seasoning.
(3)
During the three months ended June 30, 2025, our General CECL Allowance increased by $3.1 million. The increase was primarily due to the effect of loan originations as well as extending our expected loan repayment dates. The increase was partially offset by the favorable impacts of portfolio seasoning.

The following table summarizes changes in CECL Allowances for the six months ended June 30, 2024 ($ in thousands):

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

We derive an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the second quarter of 2025 provided by a third party, Trepp LLC ("Trepp"). We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate is further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period of eight quarters. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compare the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We use projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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

Additionally, we have made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner. As of June 30, 2025 and December 31, 2024, accrued interest receivable was $74.9 million and $58.5 million, respectively, and included within other assets on our condensed consolidated balance sheets.

The following table sets forth our General CECL Allowance as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Commercial mortgage loans, net	$38,675	$30,167
Subordinate loans, net	173	669
Unfunded commitments(1)	5,057	5,948
Total General CECL Allowance	$43,905	$36,784

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

The following table summarizes our risk rated 5 loans as of June 30, 2025, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk Rating
Mortgage	Retail(1)(2)	Cincinnati, OH	$163,364	$67,000	$96,364	Nonaccrual/ 10/1/2019	5
Mezzanine	Residential(3)	Manhattan, NY	295,881	268,000	27,881	Nonaccrual/ 7/1/2021	5
Mezzanine	Office(4)	Troy, MI	7,500	7,500	-	Nonaccrual/ 6/30/2024	5
Total			$466,745	$342,500	$124,245

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

Loan Modifications Pursuant to ASC 326

During the twelve months ended June 30, 2025, we provided the following loan modification that requires disclosure pursuant to ASC 326.

During the three months ended June 30, 2025, we modified our commercial mortgage loan secured by an office property in Berlin, Germany (the "Berlin Office Loan"). The loan’s final maturity date was extended from August 2026 to June 2030. The loan is performing pursuant to its modified contractual terms, and the loan’s risk rating was upgraded from a 4 to a 3.

As of June 30, 2025, the amortized cost basis of the Berlin Office Loan was $235.2 million, or 2.7% of our aggregate commercial mortgage loans and subordinate loans by amortized cost. The loan had an unfunded commitment of $36.7 million as of June 30, 2025.

Nonaccrual and Past Due Loans

We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis, net of Specific CECL Allowance, for loans on nonaccrual was $366.9 million and $486.8 million as of June 30, 2025 and December 31, 2024, respectively.

Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. We received $0.4 million and $1.0 million in interest that reduced amortized cost under the cost recovery method during the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.4 million during the three and six months ended June 30, 2024, respectively.

As of June 30, 2025 and December 31, 2024, the amortized cost basis, net of Specific CECL Allowance, for loans that are past due 90 days or more as to principal or interest, was $366.9 million and $486.8 million, respectively. As of June 30, 2025 and December 31, 2024, there were no loans with accrued interest between 30 and 89 days past due.

Manhattan Residential — 111 West 57th Street

During the three months ended June 30, 2025, the third-party mortgage, which was senior to our mezzanine positions secured by an ultra-luxury residential property in Manhattan, NY, was repaid in full. Accordingly, our Senior Mezzanine A Loan and a portion of our Senior Mezzanine Loan were restructured into a mortgage loan (the "Senior Loan") as we are now the sole lender in the capital structure. The Senior Loan remains on nonaccrual status subsequent to the restructuring.

Pre-payment penalties, accelerated fees, and Paid-In-Kind ("PIK") interest

We recognized $0.4 million in pre-payment penalties and accelerated fees for both the three and six months ended June 30, 2025 and $0.7 million and $0.8 million for the three and six months ended June 30, 2024, respectively.

We recognized PIK interest of $0.3 million for the three and six months ended June 30, 2025. There was no recognized PIK interest during the three and six months ended June 30, 2024.

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

During the fourth quarter of 2024, we received a promissory note as consideration related to the sale of one of the eight hospitals that previously secured the Massachusetts Healthcare Loan as defined and discussed in "Note 6 – Other Assets." As of June 30, 2025 and December 31, 2024, the promissory note was classified as held for sale and recorded within Note receivable, held for sale on our consolidated balance sheet at its fair value of $40.0 million and $41.2 million, respectively. The note was subsequently sold in July 2025 at a price of 97.0%, upon which we reversed its valuation allowance and recorded an equivalent realized loss.

Refer also to "Note 3 – Fair Value Disclosure" for further discussion on held for sale classification and fair value measurement policies.

Note 5 – Real Estate Owned

Real Estate Owned, Held for Investment

As of June 30, 2025, assets and liabilities related to real estate owned, held for investment consisted of three properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., the Brooklyn Multifamily Development, a multifamily development property located in downtown Brooklyn, NY, and the Atlanta Hotel, a hotel in Atlanta, GA.

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

As of June 30, 2025 and December 31, 2024, the value of net real estate assets related to the D.C. Hotel was $157.7 million and $157.1 million, respectively. As of June 30, 2025, our net real estate assets included depreciable assets of $78.5 million, net of $10.4 million in accumulated depreciation, attributable to the building, and $6.0 million, net of $6.6 million in accumulated depreciation, attributable to furniture, fixtures, and equipment ("FF&E"). As of December 31, 2024, our net real estate assets included depreciable assets of $79.1 million, net of $9.1 million in accumulated depreciation, attributable to the building, and $6.0 million, net of $5.6 million in accumulated depreciation, attributable to FF&E.

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

As of June 30, 2025 and December 31, 2024, the carrying value of the mortgage included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheet was $73.0 million, net of $0.7 million in deferred financing costs and $72.6 million, net of $1.1 million in deferred financing costs, respectively. To manage our exposure to variable cash flows on our borrowings under this mortgage, we entered into an interest rate cap in June 2024. As of both June 30, 2025 and December 31, 2024, the fair value of the interest rate cap was de minimis. Refer to "Note 10 – Derivatives" for full detail.

We recorded net profit from the hotel’s operations of $3.6 million and $6.2 million for three and six months ended June 30, 2025, and net profit of $4.8 million and $5.9 million for three and six months ended June 30, 2024, respectively.

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

Additionally, upon taking title, we obtained $164.8 million in construction financing on the property. As of June 30, 2025 and December 31, 2024, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheets was $303.5 million, net of $1.4 million in deferred financing costs and $252.0 million, net of $2.0 million in deferred financing costs, respectively.

The construction financing includes a maximum commitment of $388.4 million, an interest rate of SOFR +2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $100.0 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both June 30, 2025 and December 31, 2024, we were in compliance with these covenants.

To manage our exposure to variable cash flows on our borrowings under this construction financing, we entered into an interest rate cap in September 2023, and extended in September 2024 for an additional year. As of June 30, 2025 and December 31, 2024, the fair value of the interest rate cap was $0.2 million and $0.4 million, respectively, and recorded within derivative assets, net on our condensed consolidated balance sheet. Refer to "Note 10 – Derivatives" for full detail.

As of June 30, 2025 and December 31, 2024, our cost basis in the property was $593.9 million and $540.9 million, respectively and included capitalized construction and financing costs as of June 30, 2025 and December 31, 2024 of $372.7 million and $319.7 million, respectively. We capitalized construction and financing costs of $30.9 million and $53.0 million during the three and six months ended June 30, 2025, respectively, and $39.9 million and $77.4 million during the three and six months ended June 30, 2024, respectively.

There is no depreciation recorded while the property is under development.

Atlanta Hotel

In March 2023, we acquired legal title of the Atlanta Hotel through a deed-in-lieu of foreclosure, and we consolidated the hotel's assets and liabilities at their respective fair values in accordance with ASC 805. The hotel was subsequently classified as held for sale during the second quarter of 2023.

As of March 31, 2024, the Atlanta Hotel no longer met the criteria to be classified as held for sale under ASC 360. In accordance with ASC 360, the REO Fixed Assets were reclassified to their carrying value before classifying as held for sale in June 2023. On the date of reclassification, March 31, 2024, we recorded $3.6 million in depreciation, representing the amount that would have been recorded had the asset remained as held for investment. All other assets and liabilities were reclassified to the corresponding line items on our condensed consolidated balance sheet. No realized gain or loss was recorded in connection with this reclassification.

As of June 30, 2025 and December 31, 2024, the value of net real estate assets related to the Atlanta Hotel was $70.2 million and $69.0 million, respectively. As of June 30, 2025, our net real estate assets included depreciable assets of $39.9 million, net of $7.1 million in accumulated depreciation, attributable to the building, and $8.8 million, net of $4.2 million in accumulated depreciation, attributable to FF&E. As of December 31, 2024, our net real estate assets included depreciable assets of $44.7 million, net of $5.5 million in accumulated depreciation, attributable to the building, and $6.7 million, net of $3.1 million in accumulated depreciation, attributable to FF&E.

For the three and six months ended June 30, 2025, we recorded net profit from the hotel's operations of $0.6 million and $1.1 million, respectively. For the three and six months ended June 30, 2024, we recorded net profit/(loss) from the hotel's operations of $0.2 million and ($1.6) million, respectively.

Note 6 – Other Assets

The following table details the components of our other assets at the dates indicated ($ in thousands):

	June 30, 2025	December 31, 2024
Interest receivable	$74,886	$58,470
Collateral deposited under derivative agreements	56,140	—
Loan proceeds held by servicer(1)	4,530	50,843
Other(2)(3)	33,080	28,714
Total	$168,636	$138,027

(1)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(2)
Includes $8.9 million and $7.7 million of other assets from Real Estate Owned, Held for Investment as of June 30, 2025 and December 31, 2024, respectively. Refer to "Note 5 – Real Estate Owned" for additional information.
(3)
Includes a $23.2 million equity method investment as of June 30, 2025 and $20.1 million of other assets as of December 31, 2024, both of which are related to our former Massachusetts Healthcare Loan as discussed below (see "Massachusetts Healthcare")

Massachusetts Healthcare

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

Additionally in the third quarter of 2024, guarantors made a guaranty payment on the Massachusetts Healthcare Loan, and the Borrowers transferred the deeds of the remaining seven hospitals into escrow, thereby releasing the borrowers from their obligation under the loan agreement. During the fourth quarter of 2024, five of the seven hospitals were sold to third parties and the proceeds were allocated among us and other Apollo Co-Lenders based on our pro-rata interests in the Massachusetts Healthcare Loan. As of December 31, 2024, $20.1 million remained in other assets on our consolidated balance sheet related to our allocation of fair value of the two unsold hospitals. During the first quarter of 2025, the Massachusetts Healthcare JV took title of the two unsold hospitals.

For the three and six months ended June 30, 2025, we contributed $0.9 million and $4.2 million, respectively, to the Massachusetts Healthcare JV. Additionally, our allocation of losses from the Massachusetts Healthcare JV for the three and six months ended June 30, 2025 was $0.7 million and $1.4 million, respectively, recorded within other income, net on our condensed consolidated statement of operations. As of June 30, 2025, our equity method investment in the Massachusetts Healthcare JV was $23.2 million, and recorded in other assets on our consolidated balance sheet.

Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility.

During the six months ended June 30, 2025, we entered into two new secured credit facilities with Morgan Stanley and a new secured credit facility with Barclays which provided a combined $1.1 billion of additional capacity. Additionally, we upsized the Barclays Private Securitization by $276.6 million and our secured credit facility with JPMorgan by $500.0 million. Furthermore, we have repaid the full amount of borrowings outstanding on both the MUFG Securities and Churchill facilities.

Our borrowings under secured debt arrangements as of June 30, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

	June 30, 2025			December 31, 2024
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)	$2,000,000	$1,771,528	March 2030(4)	$1,500,000	$1,033,504	September 2026
Morgan Stanley Facility - GBP	589,350	165,324	April 2033	—	—	N/A
Morgan Stanley Facility - USD	450,000	266,694	April 2031	—	—	N/A
Atlas Facility - USD(5)	800,000	530,518	March 2027(6)	800,000	462,886	March 2027(6)
HSBC Facility - GBP	414,158	414,158	October 2025	377,483	377,483	May 2025
HSBC Facility - EUR	284,783	284,783	November 2025(7)	250,162	250,162	January 2026(7)
Barclays Facility - USD	500,000	321,546	March 2027(8)	500,000	321,546	March 2027(8)
Barclays Facility - GBP	126,925	126,925	February 2029	—	—	N/A
Goldman Sachs Facility - GBP	490,237	438,039	May 2029	458,804	373,706	May 2029
Deutsche Bank Facility - USD(3)(9)	200,000	27,300	March 2028(9)	700,000	123,434	March 2026
Santander Facility - USD(10)	—	—	N/A	300,000	—	February 2026
MUFG Securities Facility - GBP(11)	—	—	N/A	171,972	171,972	November 2025(8)
Churchill Facility - USD(12)	—	—	N/A	130,000	121,289	April 2026
Total Secured Credit Facilities	5,855,453	4,346,815		5,188,421	3,235,982
Barclays Private Securitization - GBP, EUR, SEK	1,837,360	1,837,360	September 2027(7)	1,587,780	1,587,780	May 2027(7)
Revolving Credit Facility - USD(13)	160,000	37,500	March 2026	160,000	—	March 2026
Total Secured Debt Arrangements	7,852,813	6,221,675		6,936,201	4,823,762
Less: deferred financing costs	N/A	(8,487)		N/A	(8,789)
Total Secured Debt Arrangements, net(14)(15)(16)	$7,852,813	$6,213,188		$6,936,201	$4,814,973

(1)
As of June 30, 2025, British Pound Sterling ("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.37, 1.18, and 0.11, respectively. As of December 31, 2024, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.25, 1.04 and 0.09, respectively.
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
(8)
Assumes financings are extended in line with the underlying loans.
(9)
Effective March 31, 2025, the capacity on the Deutsche Bank Facility was reduced to $200.0 million from $700.0 million and final maturity was extended to March 31, 2028 during the first quarter 2025.
(10)
The Santander Facility was terminated during the first quarter of 2025.
(11)
The MUFG Facility was terminated during the second quarter of 2025.
(12)
The Churchill Facility was terminated during the second quarter of 2025.
(13)
Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under the Revolving Credit Facility are full recourse to certain guarantor wholly-owned subsidiaries of the Company. See "Revolving Credit Facility" below for additional discussion.
(14)
Weighted-average borrowing costs as of June 30, 2025 and December 31, 2024 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.30% / GBP: +2.08% / EUR: +2.07% / SEK: +1.50% and USD: +2.47% / GBP: +2.43% / EUR: +2.11% / SEK: +1.50%, respectively.
(15)
Weighted-average advance rates based on cost as of June 30, 2025 and December 31, 2024 were 71.61% (67.7% (USD) / 76.8% (GBP) / 69.8% (EUR) / 80.1% (SEK)) and 68.6% (62.2% (USD) / 75.3% (GBP) / 70.8% (EUR) / 80.2% (SEK)), respectively.
(16)
As of June 30, 2025 and December 31, 2024, approximately 41% and 46%, respectively, of the outstanding balance under these secured borrowings were recourse to us.

Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of both June 30, 2025 and December 31, 2024, the weighted-average haircut under our secured debt arrangements was approximately 28.4%. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.

Revolving Credit Facility

We are party to a revolving credit facility (the "Revolving Credit Facility") administered by Bank of America, N.A. The Revolving Credit Facility provides up to $160.0 million of borrowings secured by qualifying commercial mortgage loans and real property owned assets. The Revolving Credit Facility has a term of three years, maturing in March 2026 and enables us to borrow on qualifying commercial mortgage loans for up to two years and real property owned assets for up to six months. The Revolving Credit Facility is also subject to certain financial covenants, which are discussed below (see "Debt Covenants").

As of June 30, 2025 we had $37.5 million outstanding and as of December 31, 2024, we had no outstanding balance on the Revolving Credit Facility.

During the three and six months ended June 30, 2025, we recorded $63.0 thousand and $143.0 thousand of unused fees, respectively. During the three and six months ended June 30, 2024, we recorded $77.1 thousand and $110.7 thousand of unused fees, respectively.

During the both the three and six months ended June 30, 2025, we recorded $0.6 million of contractual interest expense. During the three and six months ended June 30, 2024, we recorded $0.4 million and $2.3 million of contractual interest expense.

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

The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	6	$1,682,261	$1,667,499
EUR	2	528,296	521,712
SEK	1	262,186	261,440
Total	9	$2,472,743	$2,450,651

	December 31, 2024
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	5	$1,251,205	$1,236,691
EUR	3	720,126	711,859
SEK	1	223,992	222,727
Total	9	$2,195,324	$2,171,277

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of June 30, 2025 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$1,260,014	November 2027
Total/Weighted-Average EUR	367,598	December 2027(3)
Total/Weighted-Average SEK	209,748	May 2026
Total/Weighted-Average Securitization	$1,837,360	September 2027

(1)
As of June 30, 2025, we had £917.6 million, €311.9 million, and kr2.0 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheets ($ in thousands):

	June 30, 2025	December 31, 2024
Assets:
Cash	$9,268	$150
Commercial mortgage loans, net(1)	2,450,651	2,171,277
Other Assets(2)	34,652	29,179
Total Assets	$2,494,571	$2,200,606
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $0.9 million and $1.1 million in 2025 and 2024, respectively)	$1,836,475	$1,586,680
Accounts payable, accrued expenses and other liabilities(3)(4)	11,392	10,519
Total Liabilities	$1,847,867	$1,597,199

(1)
Net of the General CECL Allowance of $11.1 million and $10.8 million as of June 30, 2025 and December 31, 2024, respectively.
(2)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(3)
Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $0.8 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively.
(4)
Includes pending transfers from our third party loan servicers that were remitted to our secured credit facility counterparties during the subsequent remittance cycle.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net interest income:
Interest income from commercial mortgage loans	$49,050	$63,596	$95,440	$128,119
Interest expense	(27,378)	(36,019)	(52,574)	(72,102)
Net interest income	$21,672	$27,577	$42,866	$56,017
General and administrative expense	$(163)	$(2)	$(163)	$(2)
Decrease (increase) in current expected credit loss allowance, net	(293)	(1,574)	1,053	(4,139)
Foreign currency translation gain (loss)	43,437	(487)	69,070	(13,410)
Net income	$64,653	$25,514	$112,826	$38,466

At June 30, 2025, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPMorgan Facility	$543,926	$314,256	$913,346	$—	$1,771,528
Morgan Stanley Facility - GBP	—	—	—	165,324	165,324
Morgan Stanley Facility - USD	—	—	266,694	—	266,694
Atlas Facility	93,100	437,418	—	—	530,518
HSBC Facility	698,940	—	—	—	698,940
Barclays Facility - USD	—	321,546	—	—	321,546
Barclays Facility - GBP	—	—	126,925	—	126,925
Goldman Sachs Facility - GBP	—	—	438,039	—	438,039
Deutsche Bank Facility	27,300	—	—	—	27,300
Barclays Private Securitization	488,759	473,656	874,945	—	1,837,360
Revolving Credit Facility	37,500	—	—	—	37,500
Total	$1,889,525	$1,546,876	$2,619,949	$165,324	$6,221,674

The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.

The table below summarizes the outstanding balances at June 30, 2025, as well as the maximum and average month-end balances for the six months ended June 30, 2025 for our borrowings under secured debt arrangements ($ in thousands).

	As of June 30, 2025		For the six months ended June 30, 2025
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,771,528	2,454,825	1,771,527	$1,453,045
Morgan Stanley Facility - GBP	165,324	202,479	126,925	124,842
Morgan Stanley Facility - USD	266,694	353,086	266,694	266,694
Atlas Facility	530,518	786,675	537,721	523,286
HSBC Facility	698,941	937,038	698,940	659,969
Barclays Facility - USD	321,546	424,583	321,546	321,546
Barclays Facility - GBP	126,925	160,315	126,925	124,842
Goldman Sachs Facility - GBP	438,039	566,956	438,039	407,718
Deutsche Bank Facility	27,300	45,500	117,300	89,800
Barclays Private Securitization	1,837,360	2,461,742	1,854,659	1,720,802
Revolving Credit Facility	37,500	69,569	119,500	31,400
Total	$6,221,675	$8,462,768

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

Debt Covenants

The guarantees related to our secured debt arrangements contain the following financial covenants: (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017; (ii) our ratio of total indebtedness to total assets shall not exceed 83.33% (81.82% for the Revolving Credit Facility) and (iii) our liquidity cannot be less than an amount equal to the greater of 5.0% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance is added back to our tangible net worth calculation and total assets and total indebtedness are subject to certain adjustments. The Revolving Credit Facility contains an additional financial covenant to maintain a minimum interest coverage ratio of not less than 1.3:1.

Effective as of June 30, 2025, we amended our financial covenants from a maximum ratio of total indebtedness to tangible net worth of 4.0:1.0 to a ratio of total indebtedness to total assets not to exceed 83.33% (81.82% for our Revolving Credit Facility). We were in compliance with our covenants for the periods ended June 30, 2025 (after giving effect to such amendment) and December 31, 2024.

The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, foreign currency fluctuations, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy our debt covenants in the future.

Note 8 – Senior Secured Term Loans, Net

In June 2025, we entered into a $750.0 million senior secured term loan facility (the "2030 Term Loan") to refinance and replace our previously outstanding 2026 Term Loan and 2028 Term Loans (each as defined and described below). The 2030 Term Loan matures in June 2030 and bears interest at a rate of SOFR plus 3.25%. The 2030 Term Loan was issued at a price of 99.3% and is amortizing with repayments of 0.25% per quarter of the total committed principal starting September 30, 2025. Inclusive of the discount and deferred financing costs, the total cost of the 2030 Term Loan was SOFR+3.92% as of June 30, 2025. The 2030 Term Loan contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The refinancing was accounted for as a continuation of the existing loans in accordance with ASC Topic 470 "Debt".

Prior to refinancing in June 2025, we held a $471.3 million senior secured term loan (the "2026 Term Loan") that bore interest at SOFR plus 2.86% and a $288.0 million senior secured term loan (the "2028 Term Loan", collectively with the 2026 Term Loan, the "2026 and 2028 Term Loans") that bore interest at SOFR (with a floor of 0.50%) plus 3.61%. The 2026 and 2028

Term Loans contained restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities and were issued at a price of 99.5% and 99.0%, respectively.

The following table summarizes the terms of the Term Loans as of June 30, 2025 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate(2)	Maturity Date
2030 Term Loan	$750,000	$(7,037)	$(13,547)	$729,416	+ 3.25%	6/13/2030
Total	$750,000	$(7,037)	$(13,547)	$729,416

(1)
Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
(2)
Indexed to one-month SOFR

The following table summarizes the terms of the Term Loans as of December 31, 2024 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate(2)	Maturity Date
2026 Term Loan	$472,500	$(476)	$(2,778)	$469,246	+ 2.86%	5/15/2026
2028 Term Loan	288,750	(1,357)	(2,429)	284,964	+ 3.61%	3/11/2028
Total	$761,250	$(1,833)	$(5,207)	$754,210

(1)
Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
(2)
Indexed to one-month SOFR

Covenants

The 2030 Term Loan contains a financial covenant that our recourse indebtedness shall not exceed 83.3% of our total assets (subject to certain adjustments) effective September 30, 2025.

The financial covenants of the 2026 and 2028 Term Loans included the requirement that we maintain: (i) a maximum ratio of total recourse debt to tangible net worth of 4:1; and (ii) a ratio of total unencumbered assets to total pari-passu indebtedness of at least 2.50:1. We were in compliance with the covenants under the 2026 and 2028 Term Loans at December 31, 2024.

Note 9 – Senior Secured Notes, Net

In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the Term Loans. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $496.8 million and $496.4 million, net of deferred financing costs of $3.2 million and $3.6 million, as of June 30, 2025 and December 31, 2024, respectively.

Covenants

The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of June 30, 2025 and December 31, 2024, we were in compliance with all covenants.

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

The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of June 30, 2025, we were in a net liability position with our derivative counterparties and posted collateral of $56.1 million included within other assets on our condensed consolidated balance sheet. As of December 31, 2024, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.

The following table summarizes our non-designated Fx forwards and interest rate caps as of June 30, 2025:

	June 30, 2025
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	110	673,578	GBP	July 2025 - March 2028	1.35
Fx contracts - EUR	29	272,678	EUR	July 2025 - November 2026	0.68
Fx contracts - SEK	12	603,079	SEK	August 2025 - May 2026	0.87
Interest rate caps	2	238,535	USD	July 2025 - October 2025	0.18

The following table summarizes our non-designated Fx forwards and interest rate caps as of December 31, 2024:

	December 31, 2024
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	80	632,702	GBP	January 2025 - August 2027	1.39
Fx contracts - EUR	48	355,218	EUR	January 2025 - August 2026	1.18
Fx contracts - SEK	14	633,231	SEK	February 2025 - May 2026	1.32
Interest rate caps	2	238,535	USD	July 2025 - October 2025	0.67

We have not designated any of our derivative instruments as hedges as defined in ASC Topic 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our forward currency contracts for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss) Recognized in Income	2025	2024	2025	2024
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$(73,682)	$911	$(115,511)	$18,964
Forward currency contracts	Realized gain (loss) on derivative instruments	(8,457)	5,466	(5,600)	10,811
Total		$(82,139)	$6,377	$(121,111)	$29,775

The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our interest rate caps for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss) recognized in Income	2025	2024	2025	2024
Interest rate caps	Unrealized gain (loss) on interest rate hedging instruments	$(72)	$(457)	$(246)	$(651)
Interest rate caps	Realized gain on interest rate hedging instruments	137	551	269	1,101
Total		$65	$94	$23	$450

In September 2023, we entered into an interest rate cap with an original maturity of October 1, 2024 and a notional amount of $164.8 million. During September 2024, we extended our interest rate cap to October 1, 2025. We use our interest rate cap to hedge our exposure to variable cash flows on our construction financing. The interest rate cap effectively limits SOFR from exceeding 4.00% which results in the maximum all-in coupon on our construction financing of 6.55%. During both the three and six months ended June 30, 2025 and 2024, SOFR exceeded the cap rate of 4.00%. We realized a gain from the interest rate cap in the amount of $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.1 million during the three and six months ended June 30, 2024, respectively, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations.

In June 2024, we entered into an interest rate cap that matures on July 1, 2025 with a notional amount of $73.7 million. We use our interest rate cap to hedge our exposure to variable cash flows on our floating rate mortgage related to the D.C. Hotel. The interest rate cap effectively limits SOFR from exceeding 6.00% which results in the maximum all-in coupon on mortgage of 9.00%. During the three and six months ended June 30, 2025 and 2024, SOFR did not exceed the cap rate of 6.00%, and accordingly, no realized gain was recorded.

The following tables summarize the gross asset and liability amounts related to our derivatives at June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025			December 31, 2024
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$10,283	$(68,041)	$(57,758)	$59,261	$(1,508)	$57,753
Interest rate caps	171	—	171	416	—	416
Total derivative assets (liabilities)	$10,454	$(68,041)	$(57,587)	$59,677	$(1,508)	$58,169

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	June 30, 2025	December 31, 2024
Collateral held under derivative agreements	$—	$54,420
Accrued dividends payable	37,852	37,976
Accrued interest payable	35,003	28,261
Accounts payable and other liabilities(1)	10,607	11,574
General CECL Allowance on unfunded commitments(2)	5,057	5,948
Total	$88,519	$138,179

(1)
Includes $9.3 million and $8.8 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at June 30, 2025 and December 31, 2024, respectively.
(2)
Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of June 30, 2025 and December 31, 2024, respectively.

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

During both the three and six months ended June 30, 2025, and 2024 we recorded an income tax provision of $0.1 million and $0.2 million, respectively, related to activities of our taxable REIT subsidiaries.

There was a $0.1 million and $0.3 million income tax asset related to the operating activities of our TRS entities as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, there were no material deferred tax assets or liabilities.

As of June 30, 2025, we had net operating losses of $8.5 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods.

As of June 30, 2025, tax years 2021 through 2024 remain subject to examination by taxing authorities.

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

We incurred approximately $8.4 million and $16.9 million in base management fees under the Management Agreement for the three and six months ended June 30, 2025, respectively, as compared to $9.2 million and $18.6 million for the three and six months ended June 30, 2024, respectively.

In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and six months ended June 30, 2025, we paid expenses totaling $2.4 million and $8.1 million respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $2.0 million and $3.8 million for three and six months ended June 30, 2024, respectively. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheets based on the nature of the item.

Included in payable to related party on our condensed consolidated balance sheets at June 30, 2025 and December 31, 2024 is approximately $8.4 million and $8.7 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.

Term Loan

In June 2025, we refinanced our existing 2026 and 2028 Term Loans with the 2030 Term Loan (refer to "Note 8 – Senior Secured Term Loans, Net" for a full discussion). In connection with this refinance, Apollo Global Funding, LLC, an affiliate of the Manager, served as one of several arrangers in both the 2025 refinancing and the original 2028 Term Loan issuance, receiving $1.0 million and $0.2 million in arrangement fees, respectively. Additionally, funds managed by an affiliate of the Manager invested $30.0 million in the 2028 Term Loan, and $25.0 million in the 2030 Term Loan.

Senior Secured Notes

In June 2021, Apollo Global Securities, LLC, an affiliate of the Manager, served as one of the eight initial purchasers in the issuance of our 2029 Notes and received $0.4 million of initial purchasers' discounts and commissions.

Italian Direct Lending Structure

In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund (the "AIF"), managed by Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the "AIFM"), an affiliate of the Manager. The management fees incurred during the three and six months ended June 30, 2025 and 2024, respectively were de minimis. As of June 30, 2025 and December 31, 2024, the fees payable to the AIFM were de minimis.

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

As of June 30, 2025 and December 31, 2024, respectively, we had $530.5 million and $462.9 million of secured debt on the Atlas Facility consisting of five commercial mortgage loans. Refer to "Note 7 – Secured Debt Arrangements, Net" for additional discussion.

Massachusetts Healthcare

In September 2024, we, along with the Apollo Co-Lenders, formed a joint venture of which we held a 41.2% equity interest. Through this joint venture, we and the Apollo Co-Lenders foreclosed on one of the eight Massachusetts hospitals that previously secured our loan. In accordance with ASC Topic 323, "Investments – Equity Method and Joint Ventures" our 41.2% interest in the joint venture was deemed an equity method investment. There was a balance of $23.2 million in the joint venture as of June 30, 2025, recorded within Other Assets on our condensed consolidated balance sheet. There was no balance in the joint venture as of December 31, 2024. See "Massachusetts Healthcare" within "Note 6 – Other Assets" for further discussion.

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

We recognized stock-based compensation expense related to restricted stock and RSU vesting of $3.4 million and $6.8 million during the three and six months ended June 30, 2025, respectively, and $4.2 million and $8.3 million during the three and six months ended June 30, 2024, respectively.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the six months ended June 30, 2025:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2024	63,980	2,243,259
Granted	71,134	—	$0.7
Vested	(63,980)	(2,361)	N/A
Forfeiture	—	(17,978)	N/A
Outstanding at June 30, 2025	71,134	2,222,920

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2025:

Vesting Year	Restricted Stock	RSUs	Total Awards
2025	—	1,183,307	1,183,307
2026	71,134	693,813	764,947
2027	—	345,800	345,800
Total	71,134	2,222,920	2,294,054

As of June 30, 2025, we had unrecognized compensation expense of approximately $0.5 million and $16.9 million related to the vesting of restricted stock awards and RSUs, respectively, presented in the table above. As of June 30, 2025, we have recognized all compensation expense related to the restricted stock awards presented above.

The unrecognized compensation expense related to the vesting of restricted stock awards and RSUs are expected to be recognized over a weighted-average period of 1.3 years.

RSU Deliveries

During the six months ended June 30, 2025 and 2024, we delivered 698,061 and 739,620 shares of common stock for 1,246,704 and 1,360,779 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $4.9 million and $7.3 million for the six months ended June 30, 2025 and 2024, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.

Note 15 – Stockholders' Equity

Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2025, 138,943,831 shares of common stock were issued and outstanding and 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock ("Series B-1 Preferred Stock") were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.

Dividends. The following table details our dividend activity:

	Three Months Ended June 30,		Six Months Ended June 30,
Dividends declared per share of:	2025	2024	2025	2024
Common Stock	$0.25	$0.35	$0.50	$0.70
Series B-1 Preferred Stock	$0.45	$0.45	$0.90	$0.90

Common Stock Repurchases. There was no common stock repurchase activity during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, we repurchased 3,723,772 shares of our common stock at a weighted-average price of $10.16 per share. As of June 30, 2025, the approximate dollar value of shares that may yet be purchased under our stock repurchase program was $131.6 million.

Note 16 – Commitments and Contingencies

Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.

AmBase Corporation: On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC (together, "Plaintiffs") commenced a now-dismissed action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court (the "Apollo Action"). The complaint named as defendants (i) a wholly-owned subsidiary of the Company (the "Subsidiary"), (ii) the Company, and (iii) certain funds managed by Apollo, who were co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, NY. Plaintiffs alleged that the defendants tortiously interfered with the Plaintiffs' joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The Plaintiffs alleged the loss of a $70.0 million investment plus punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs appealed, the parties fully briefed the appeal, and then Plaintiffs dropped the appeal, and the case remains dismissed.

Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. Apollo appealed the decision with respect to the remaining claim. On October 5, 2023, the Appellate Division, First Department granted Apollo's appeal, thereby dismissing the remaining claim against the Apollo entities who were co-lenders on the mezzanine loan, including the Subsidiary. Plaintiffs filed a motion for leave with the Court of Appeals on November 3, 2023 which the Court denied on April 23, 2024. On July 12, 2024, Plaintiffs filed new motions for leave to appeal to the Court of Appeals. On February 18, 2025, the Court of Appeals granted Plaintiffs’ motion for leave to appeal and briefing of the appeal is in progress. No reasonable estimate of possible loss, if any, can be made at this time. The Company believes the appeal is without merit.

Massachusetts Healthcare: On September 4, 2024, Saint Elizabeth LLC, which is indirectly owned by a subsidiary of the Company and certain affiliates of Apollo, filed a lawsuit against the Commonwealth of Massachusetts, as well as Governor Maura Healey and the Massachusetts Secretary of Health and Human Services. The action was filed in the Land Court in Boston, Massachusetts. The lawsuit sought equitable relief, including declaring that the taking of the real property associated with St. Elizabeth’s Medical Center was void and of no effect. On January 3, 2025, the court dismissed the Secretary of Health and Human Services from the case. On March 21, 2025, the court dismissed the Governor from the case. The action had been set for trial starting on July 7, 2025, but on June 5, 2025, the court withdrew the trial setting and asked the parties to brief motions or cross-motions for summary judgment on certain issues. On June 13, 2025, the Commonwealth filed its motion for partial summary judgment, and on June 27, 2025, Saint Elizabeth LLC filed its cross-motion for partial summary judgment. Before the court heard oral argument on those motions, the parties executed a settlement agreement dated as of July 22, 2025. In addition to $21.9 million ($9.0 million attributable to ARI), that the Commonwealth already paid in November 2024, the Commonwealth agreed to pay St. Elizabeth LLC an additional $44.0 million ($18.1 million attributable to ARI) by August 20, 2025, after which the lawsuit will be dismissed with prejudice. The parties’ settlement agreement includes releases of any and all claims or potential disputes relating to the Commonwealth’s taking of the property, as more fully set forth in the settlement agreement.

Loan Commitments

As described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at June 30, 2025, we had $1.0 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 4.4 years weighted-average tenor of these loans.

Note 17 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheets at June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$177,623	$177,623	$317,396	$317,396
Commercial mortgage loans, net	8,479,438	8,346,330	6,715,347	6,616,694
Subordinate loans, net	145,472	145,472	388,809	388,780
Secured debt arrangements, net	(6,213,188)	(6,213,188)	(4,814,973)	(4,814,973)
Senior secured term loans, net	(729,416)	(750,938)	(754,210)	(757,772)
Senior secured notes, net	(496,826)	(473,750)	(496,433)	(432,500)
Debt related to real estate owned, held for investment, net	(376,504)	(376,504)	(324,587)	(324,587)

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

For the three and six months ended June 30, 2025 and 2024, dilutive earnings per share was calculated under the more dilutive computation of the treasury stock method and the if converted method. Under the treasury stock method, the denominator includes the weighted-average outstanding common shares plus the incremental shares related to participating securities. The incremental shares are determined by subtracting the average unrecognized compensation cost for the period divided by the average stock price from the unvested RSUs.

The table below presents the computation of basic and diluted net income (loss) per share of common stock for the three and six months ended June 30, 2025 and 2024 ($ in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$20,739	$35,785	$46,730	$(68,739)
Less: Preferred dividends	(3,068)	(3,068)	(6,136)	(6,136)
Less: Earnings attributable to participating securities	—	—	—	—
Less: Dividends on participating securities	(556)	(880)	(1,117)	(1,766)
Net income (loss) attributable to common stockholders, basic and diluted	$17,115	$31,837	$39,477	$(76,641)

Number of Shares:
Basic weighted-average shares of common stock outstanding	138,943,566	140,438,676	138,792,126	141,154,140
Diluted weighted-average shares of common stock outstanding	139,208,860	140,611,532	139,103,947	141,154,140

Earnings (Loss) Per Share Attributable to Common Stockholders
Basic	$0.12	$0.23	$0.28	$(0.54)
Diluted	$0.12	$0.23	$0.28	$(0.54)

For the three and six months ended June 30, 2025, 265,295 and 311,821 incremental shares, respectively, were included in the calculation of diluted net income per share because the effect was dilutive. For the three months ended June 30, 2024, 172,857 incremental shares were included in the calculation of diluted net income per share because the effect was dilutive. For the six months ended June 30, 2024, 283,433 incremental shares were excluded in the calculation of diluted net income per share because the effect was anti-dilutive.

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

Note 20 – Subsequent Events

Subsequent to the quarter ended June 30, 2025, the following events took place:

Investment Activity: Funded approximately $54.7 million for previously closed loans.

Loan Repayments: We received approximately $327.3 million from loan repayments, including a full repayment of a $250.4 million first mortgage secured by a retail property in Manhattan, NY.

Massachusetts Healthcare: On July 22, 2025, Saint Elizabeth, LLC, which is indirectly owned by a subsidiary of ARI and certain affiliates of Apollo, and The Commonwealth of Massachusetts reached a settlement agreement in which The Commonwealth agreed to pay Saint Elizabeth, LLC an additional $44.0 million ($18.1 million attributable to ARI) by August 20, 2025, after which the lawsuit will be dismissed with prejudice, with all related claims released.

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

We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $785.2 billion as of March 31, 2025.

The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.

In March 2024, the SEC adopted amendments to its rules under the Securities Act and the Exchange Act that require disclosure of certain climate-related information in registration statements and annual reports, when material. In April 2024, the SEC chose to stay its newly adopted climate disclosure rules, pending the completion of judicial review of certain legal challenges. In March 2025, the SEC voted to end its defense of the new rules. We are continuing to monitor the developments pertaining to the new rules and to evaluate the impact of these rules, if the stay is lifted, on our disclosures.

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

Results of Operations

Net Income (Loss) Available to Common Stockholders

For the three months ended June 30, 2025 and 2024, our net income available to common stockholders was $17.7 million, or $0.12 per diluted share of common stock, and $32.7 million, or $0.23 per diluted share of common stock, respectively.

For the six months ended June 30, 2025 and 2024, our net income (loss) available to common stockholders was $40.6 million, or $0.28 per diluted share of common stock, and $(74.9) million, or $(0.54) per diluted share of common stock, respectively.

Operating Results

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Three Months Ended
	June 30, 2025	March 31, 2025	Change
Net interest income:
Interest income from commercial mortgage loans	$166,691	$143,985	$22,706
Interest income from subordinate loans and other lending assets	557	557	—
Interest expense	(124,178)	(105,057)	(19,121)
Net interest income	43,070	39,485	3,585
Operations related to real estate owned:
Revenue from real estate owned operations	27,832	26,331	1,501
Operating expenses related to real estate owned	(21,113)	(20,767)	(346)
Depreciation and amortization on real estate owned	(2,531)	(2,456)	(75)
Net income related to real estate owned	4,188	3,108	1,080
Operating expenses:
General and administrative expenses	(6,561)	(6,652)	91
Management fees to related party	(8,356)	(8,564)	208
Total operating expenses	(14,917)	(15,216)	299
Other income, net	1,232	1,194	38
Increase in General CECL Allowance, net	(3,113)	(4,008)	895
Valuation allowance, loans and other lending assets held for sale	(1,236)	—	(1,236)
Loss on foreign currency forward contracts	(82,139)	(38,972)	(43,167)
Foreign currency translation gain	73,705	40,558	33,147
Gain (loss) on interest rate hedging instruments	65	(42)	107
Net income before taxes	$20,855	$26,107	$(5,252)
Income tax provision	(116)	(116)	—
Net income	$20,739	$25,991	$(5,252)

Net Interest Income

Net interest income increased by $3.6 million during the three months ended June 30, 2025, compared to the prior quarter, primarily due to loan portfolio growth driven by increased origination activity. The net increase was partially offset by higher debt balances on our secured debt arrangements during the same comparative period. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

For the three months ended June 30, 2025, we recorded net income related to real estate owned of $4.2 million, compared to net income of $3.1 million for the three months ended March 31, 2025. The increase in net income was primarily due to the seasonality of the D.C. Hotel's operations which led to $1.0 million higher net income from operations, prior to depreciation, during the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. Refer to "Note 5 – Real Estate Owned" for further discussion of operations related to real estate owned.

Increase in General CECL Allowance, net

Our General CECL Allowance increased by $3.1 million during the three months ended June 30, 2025, primarily driven by the effect of loan originations as well as extending expected loan repayment dates for certain of our loans. The increase was partially offset by the favorable impacts of portfolio seasoning. Comparatively, our General CECL Allowance increased by $4.0 million during the three months ended March 31, 2025, primarily driven by a more adverse macroeconomic outlook as well as the effects of loan originations. The increase was partially offset by the favorable impacts of portfolio seasoning.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.

Valuation allowance, loans and other lending assets held for sale

As of June 30, 2025 and March 31, 2025, we held a promissory note classified as held for sale. Notes held for sale are carried at the lower of amortized cost or fair value less costs to sell unless the fair value option is elected at origination. As of March 31, 2025, the note’s fair value was equal to its amortized cost and no valuation allowance was recorded during the three months ended March 31, 2025.

During the three months ended June 30, 2025, we recorded a fair value adjustment of $1.2 million (representing the difference between the note’s amortized cost and the note’s fair value as of June 30, 2025). The note was subsequently sold in July 2025 at a price of 97.0%, upon which we reversed the valuation allowance and recorded an equivalent realized loss. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 3 – Fair Value Disclosure" further discussion.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended June 30, 2025 and the three months ended March 31, 2025 were a net loss of $8.4 million and a net gain of $1.6 million, respectively. The net loss for the three months ended June 30, 2025 compared to the net gain for three months ended March 31, 2025 was predominantly due to higher forward point estimates for the three months ended June 30, 2025.

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six months ended
	June 30, 2025	June 30, 2024	Change
Net interest income:
Interest income from commercial mortgage loans	$310,676	$363,104	$(52,428)
Interest income from subordinate loans and other lending assets	1,114	1,691	(577)
Interest expense	(229,235)	(256,359)	27,124
Net interest income	82,555	108,436	(25,881)
Operations related to real estate owned:
Revenue from real estate owned operations	54,163	53,207	956
Operating expenses related to real estate owned	(41,880)	(41,660)	(220)
Depreciation and amortization on real estate owned	(4,987)	(6,943)	1,956
Net income related to real estate owned	7,296	4,604	2,692
Operating expenses:
General and administrative expenses	(13,213)	(14,861)	1,648
Management fees to related party	(16,920)	(18,594)	1,674
Total operating expenses	(30,133)	(33,455)	3,322
Other income, net	2,426	1,211	1,215
Net realized loss on investments	—	(679)	679
Valuation allowance, loans and other lending assets held for sale	(1,236)	—	(1,236)
Increase in Specific CECL Allowance	—	(149,500)	149,500
Increase in General CECL Allowance, net	(7,121)	(8,442)	1,321
Gain (loss) on foreign currency forward contracts	(121,111)	29,775	(150,886)
Foreign currency translation gain (loss)	114,263	(20,925)	135,188
Gain on interest rate hedging instruments	23	450	(427)
Net income (loss) before taxes	$46,962	$(68,525)	$115,487
Income tax provision	(232)	(214)	(18)
Net income (loss)	$46,730	$(68,739)	$115,469

Net Interest Income

Net interest income decreased by $25.9 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily driven by lower average index rates and a lower average loan balance in 2025 compared to 2024, which was partially attributable to the realization of a loss on investment during the third quarter of 2024.

Additionally, during the second quarter of 2024 we modified two of our commercial mortgage loans to convert from floating rate loans to fixed rate loans, which resulted in a decrease in net interest income earned during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

Net income related to real estate owned increased by $2.7 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to higher net income from the Atlanta Hotel for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, as net income for the 2024 period was reduced by $3.6 million of catch-up depreciation recorded in the first quarter of 2024. This charge was recorded in connection with the reclassification of the property from held-for-sale to held-for-investment and represented depreciation that would have been recorded had the property been classified as held-for-investment throughout 2023 and the first quarter of 2024.

Refer to "Note 5 – Real Estate Owned" for full discussion of operations related to real estate owned.

Management Fees to Related Party

Management fees expense decreased by $1.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to lower Stockholders' Equity (as defined in the Management Agreement) during the six months ended June 30, 2025.

Net realized loss on investments

During the six months ended June 30, 2024, we recorded a $0.7 million net realized loss on investments related to the sale of a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI. The loan was previously classified as held for sale and was sold at a price of 99.5%.

Valuation allowance, loans and other lending assets held for sale

During the three months ended June 30, 2025, we recorded a fair value adjustment of $1.2 million on a promissory note classified as held for sale (representing the difference between the note’s amortized cost and the note’s fair value as of June 30, 2025). The promissory note was subsequently sold in July 2025 at a price of 97.0%, upon which we reversed the valuation allowance and recorded an equivalent realized loss. Refer to "Note 4 - Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 3 – Fair Value Disclosure" further discussion.

Increase in Specific CECL Allowance, net

During the six months ended June 30, 2025, there was no change in our Specific CECL Allowance. Comparatively, during the six months ended June 30, 2024, we recorded a $149.5 million Specific CECL Allowance related to two of our subordinate loans. This amount consisted of: (i) a $142.0 million allowance recorded in the first quarter of 2024 for a mezzanine loan secured by an ultra-luxury residential property in Manhattan, NY; and (ii) a $7.5 million allowance recorded during the second quarter of 2024 for a subordinate loan secured by our interest in a Class A office building in Troy, MI.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Increase in General CECL Allowance, net

During the six months ended June 30, 2025, we recorded a net increase in our General CECL Allowance of $7.1 million. The increase was primarily driven by the effect of loan originations, which was partially offset by the favorable impacts of portfolio seasoning.

During the six months ended June 30, 2024, we recorded a net increase in our General CECL Allowance of $8.4 million, primarily driven by new loan originations as well as a more adverse macroeconomic outlook. The increase was partially offset by the favorable impacts of portfolio seasoning.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the six months ended June 30, 2025 and six months ended June 30, 2024 was a net loss of $6.8 million and a net gain of $8.9 million, respectively. The net loss for the three months ended June 30, 2025, compared to the net gain for six months ended June 30, 2024, was predominantly due to higher forward point estimates for the three months ended June 30, 2025.

Subsequent Events

Refer to "Note 20 – Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2025.

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

For the three months ended June 30, 2025 and March 31, 2025, our Distributable Earnings were $36.4 million, or $0.26 per share, and $33.2 million, or $0.24 per share, respectively.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three Months Ended
	June 30, 2025	March 31, 2025
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	139,208,860	138,991,818
Unvested Restricted Stock Units ("RSUs"), net(1)	1,969,894	2,305,226
Diluted shares - Distributable Earnings	141,178,754	141,297,044

(1)
Unvested RSUs are net of incremental shares assumed repurchased under the treasury stock method, if dilutive. For the three months ended June 30, 2025 and March 31, 2025, there were 265,295 and 352,814 incremental shares included, respectively.

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

There were no net realized losses on investments for the three months ended June 30, 2025 or the three months ended March 31, 2025. Accordingly, the table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings ($ in thousands):

	Three Months Ended
	June 30, 2025	March 31, 2025
Net income available to common stockholders	$17,671	$22,923
Adjustments:
Equity-based compensation expense	3,400	3,430
Loss on foreign currency forwards	82,139	38,972
Foreign currency gain, net	(73,705)	(40,558)
Unrealized loss on interest rate cap	72	174
Realized gains (losses) relating to interest income on foreign currency hedges, net	(671)	2,031
Realized gains (losses) relating to forward points on foreign currency hedges, net	630	(201)
Depreciation and amortization on real estate owned	2,531	2,456
(Reversal of) valuation allowance, loans and other lending assets held for sale	1,236	—
Increase in current expected credit loss allowance, net	3,113	4,008
Total adjustments:	18,745	10,312
Distributable Earnings	$36,416	$33,235
Diluted Distributable Earnings per share of common stock	$0.26	$0.24
Weighted-average diluted shares - Distributable Earnings	141,178,754	141,297,044

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2025	December 31, 2024
Stockholders' Equity	$1,846,386	$1,874,481
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$1,677,126	$1,705,221
Common Stock	138,943,831	138,174,636
Book value per share	$12.07	$12.34

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

Investment Activity

During the six months ended June 30, 2025, we committed $2.0 billion of capital to new loans ($1.4 billion was funded at closing), and provided $467.2 million of add-on fundings. During the six months ended June 30, 2025, we received $724.0 million in loan repayments and sales.

Loan Portfolio Overview

Loan Portfolio Details

The following table sets forth certain information regarding our loan portfolio as of June 30, 2025 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted-Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$8,479,438	7.3%	7.9%	$6,221,675	6.2%	$2,257,763
Subordinate loans, net	145,472	0.0%	0.0%	—	—	145,472
Total Loans/Weighted-Average	$8,624,910	7.2%	7.8%	$6,221,675	6.2%	$2,403,235
Note receivable, held for sale	39,964	5.4%	5.6%	—	—	39,964
Total/Weighted-Average	$8,664,874	7.2%	7.8%	$6,221,675	6.2%	$2,443,199

(1)
Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of June 30, 2025 on the floating rate loans.
(2)
Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)
Gross of deferred financing costs of $8.5 million.
(4)
Cost of funds includes weighted-average spread and applicable benchmark rates as of June 30, 2025 on secured debt arrangements.
(5)
Represents loan portfolio at carrying value less secured debt outstanding.

The following table provides additional details of our commercial mortgage loans, subordinate loans, and other lending assets portfolio as of June 30, 2025 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential	3	12/2021	$251	$9			02/2027	Various, UK
2	Residential	3	07/2024	205	—			07/2029	Various, UK
3	Residential	3	08/2024	160	—			08/2029	Various, UK
4	Residential	3	03/2023	159	—			04/2026	Various, US
5	Residential	3	04/2024	157	—			05/2029	Emeryville, CA
6	Residential	3	04/2025	153	—			04/2030	Various, US
7	Residential	3	04/2025	139	10			05/2030	Jersey City, NJ
8	Residential(2)	3	08/2022	125	—			11/2025	Manhattan, NY
9	Residential	3	03/2025	122	10		Y	04/2029	Port St. Lucie, FL
10	Residential	3	10/2024	103	—			11/2029	Various, US
11	Residential	3	06/2024	99	—			07/2029	Washington, DC
12	Residential	3	02/2025	89	—		Y	02/2030	Miami, FL
13	Residential	3	02/2025	80	2			02/2027	Miami, FL
14	Residential	3	05/2021	76	—			05/2027	Cleveland, OH
15	Residential	3	05/2025	63	1		Y	05/2030	Manhattan, NY
16	Office	2	02/2022	651	103			12/2028	London, UK
17	Office	3	03/2022	256	10		Y	04/2027	Manhattan, NY
18	Office	3	06/2019	235	37			06/2030	Berlin, Germany
19	Office	3	01/2020	229	23		Y	03/2028	Long Island City, NY
20	Office	3	02/2020	192	2			08/2025	London, UK
21	Office	3	02/2022	174	—			06/2027	Milan, Italy
22	Office	3	11/2022	100	—			09/2026	Chicago, IL
23	Office	4	03/2018	73	—		Y	01/2026	Chicago, IL
24	Hotel	3	12/2023	321	—			12/2028	Various, Europe
25	Hotel	3	05/2022	200	5		Y	09/2025	Napa Valley, CA
26	Hotel	3	07/2021	180	—			08/2026	Various, US
27	Hotel	3	09/2015	140	—			12/2026	Manhattan, NY
28	Hotel	3	06/2024	131	—			06/2029	St. Petersburg, FL
29	Hotel	3	06/2024	109	5			07/2029	Brooklyn, NY
30	Hotel	3	11/2021	87	—			12/2026	St. Thomas, USVI
31	Hotel	3	12/2024	84	2		Y	01/2030	Indianapolis, IN
32	Hotel	3	12/2024	74	—		Y	12/2029	New Orleans, LA
33	Hotel	3	05/2019	46	—			12/2025	Chicago, IL
34	Retail	3	04/2022	528	22			04/2027	Various, UK
35	Retail	3	08/2019	250	—		Y	09/2025	Manhattan, NY
36	Retail	3	12/2024	202	144			07/2030	London, UK
37	Retail(1)	5	11/2014	96	—			09/2025	Cincinnati, OH
38	Retail	2	05/2022	85	—			06/2027	Various, US
39	Industrial	3	03/2021	262	—			05/2026	Various, Sweden
40	Industrial	3	04/2025	238	10			05/2030	Various, US
41	Industrial	3	08/2024	181	47	Y		08/2029	Various, UK
42	Industrial	3	03/2025	164	134	Y	Y	02/2030	West Jordan, UT
43	Industrial	3	04/2025	160	—			02/2029	Slough, UK
44	Industrial	3	05/2025	(4)	400	Y		06/2030	Abilene, TX
45	Mixed Use	3	05/2025	162	10			05/2027	London, UK
46	Mixed Use	3	03/2022	151	17			03/2029	Brooklyn, NY
47	Pubs	3	12/2023	226	—		Y	01/2029	Various, UK
48	Caravan Parks	3	02/2021	215	—			02/2028	Various, UK
49	Portfolio(3)	3	06/2021	204	16			06/2026	Various, Germany
50	Urban Predevelopment	3	12/2022	135	—			01/2026	Miami, FL
	General CECL Allowance			(39)
	Subtotal / Weighted-Average Commercial Mortgage Loans	2.9		$8,479	$1,019			2.7 Years

Subordinate Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(2)	3	06/2015	$118	—			11/2025	Manhattan, NY
2	Residential(1)(2)	5	05/2020	28	—			11/2025	Manhattan, NY
3	Office(1)(4)	5	08/2017	—	—			09/2024	Troy, MI
	General CECL Allowance			—
	Subtotal / Weighted-Average Subordinate Loans	3.4		$146	$—			0.3 Years

Other Lending Assets Portfolio
#	Asset Type	Risk Rating	Origination Date	Fair Value	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Corporate Note	N/A	10/2024	$40	—			10/2029	N/A
	General CECL Allowance			—
	Subtotal / Weighted-Average Notes Receivable, Held for Sale	N/A		$40	$—			4.3 Years
	Total / Weighted-Average Loan Portfolio(5)	3.0		$8,665	$1,019			2.7 Years

(1)
Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(2)
Loans are secured by the same property.
(3)
Includes portfolio of office, industrial, and retail property types.
(4)
Loan matured in September 2024. Negotiations with sponsor currently in process.
(5)
Total may not foot due to rounding.

Our average asset and debt balances for the six months ended June 30, 2025 were ($ in thousands):

	Average month-end balances(1)
Description	Assets	Related debt
Commercial mortgage loans	$7,790,466	$6,229,753
Subordinate loans	637,095	—
Note receivable, held for sale	41,200	—

(1)
Average month-end balances reflect principal and borrowings outstanding for assets and related debt, respectively.

Portfolio Management

Our portfolio benefits from our core investment strategy whereby we target assets that are secured by institutional quality real estate throughout the United States and Europe. As discussed in Item 1. "Business—Investment Strategy" in our most recent Annual Report on Form 10-K, the Manager has implemented underwriting standards which place a particular emphasis on due diligence of prospective investments' sponsors and borrowers, as well as assessment of the risk/return profile and appropriate structure of each investment opportunity. As of June 30, 2025, our portfolio's weighted-average origination LTV ratio was 57%, excluding risk-rated "5" loans. This reflects significant equity value which we believe our loan sponsors would be committed to protect during periods of volatility and market disruption.

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

In addition to ongoing asset management, as further described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" to our condensed consolidated financial statements, we perform a quarterly review of our portfolio whereby each loan is assigned a risk rating of "1" through "5," from less risk to greater risk, respectively. This analysis includes assessment of loans based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. In performing the analysis with respect to each loan, these various factors are assessed holistically, with a focus on their interplay, whereby no single factor on its own (whether quantitative or qualitative) is given more weight in the assessment or is prescriptive as to which specific risk rating is assigned to a specific loan. We apply these various factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. As of June 30, 2025, the weighted-average risk rating of the loan portfolio was 3.0.

The following table presents the carrying value of our loans by internal risk rating as of June 30, 2025 ($ in thousands):

Risk Rating	Number of Loans	Total(1)	% of Portfolio
1	—	$—	— %
2	2	734,766	8.5%
3	47	7,731,635	89.3%
4	1	73,112	0.8%
5	3	124,245	1.4%
Total	53	$8,663,758	100.0%
General CECL Allowance(2)		(38,848)
Total carrying value, net		$8,624,910

(1)
Net of Specific CECL Allowance.
(2)
$5.1 million of the General CECL Allowance for 2025 is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

At June 30, 2025, our debt-to-equity ratio was 4.1 and our portfolio was comprised of $8.5 billion of commercial mortgage loans and $0.1 billion of subordinate loans. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio:

	June 30, 2025	December 31, 2024
Debt to Equity Ratio (1)	4.1	3.2

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

Our current debt obligations consist of $1.3 billion, at face value, of corporate debt, $6.2 billion of secured debt arrangements, and $378.6 million of debt related to real estate owned, held for investment. Our corporate debt includes $750.0 million of term loan borrowings and $500.0 million of senior secured notes. Our secured debt arrangements are generally term-matched to the underlying loans, and we anticipate repayments of $1.9 billion of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.

In addition to our debt obligations, as of June 30, 2025, we had $1.0 billion of unfunded loan commitments. We expect that approximately $666.7 million will be funded to existing borrowers in the short term.

As of June 30, 2025, we had $177.6 million of cash on hand, $4.5 million of loan proceeds held by servicer, and $25.7 million of available borrowings under our financing arrangements based on existing collateral. We held approximately $310.5 million of unencumbered assets and $83.6 million of additional capacity on our construction financing secured by our Brooklyn Multifamily Development property which is available to fund future construction costs.

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

Borrowings Under Various Financing Arrangements

The following table summarizes the outstanding balances and maturities for our various financing arrangements:

	June 30, 2025		December 31, 2024
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured Credit Facilities(3)	$4,346,815	December 2028	$3,235,982	November 2026
Barclays Private Securitization(4)	1,837,360	September 2027	1,587,780	May 2027
Revolving Credit Facility	37,500	March 2026	—	March 2026
Total Secured Debt Arrangements	6,221,675		4,823,762
Debt Related to Real Estate Owned	378,589	July 2027	327,662	July 2027
Senior Secured Term Loans(5)	750,000	June 2030	761,250	January 2027
Senior Secured Notes	500,000	June 2029	500,000	June 2029
Total Borrowings	$7,850,264		$6,412,674

(1)
Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)
Maturity dates represent weighted-average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)
As of June 30, 2025, we had seven secured credit counterparties through wholly-owned subsidiaries.
(4)
As of June 30, 2025, we had £917.6 million, €311.9 million, and kr2.0 billion ($1.8 billion assuming conversion into USD as of June 30, 2025) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
(5)
As of June 30, 2025, we held one senior secured term loan, our 2030 Term Loan, which represents the refinancing of our 2026 and 2028 Term Loans that were outstanding as of December 31, 2024. Refer to "Note 8 – Senior Secured Term Loans, Net" for discussion of the refinance.

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

As of June 30, 2025 and December 31, 2024, we had 6,770,393 shares of our Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.

The following table details our dividend activity:

	Three Months Ended June 30,		Six Months Ended June 30,
Dividends declared per share of:	2025	2024	2025	2024
Common Stock	$0.25	$0.35	$0.50	$0.70
Series B-1 Preferred Stock	$0.45	$0.45	$0.90	$0.90

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

Please refer to "Note 3 – Fair Value Disclosure" and "Note 5 – Real Estate Owned" for more information regarding real estate owned and our valuation methodology as well as "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements of our most recent Annual Report on Form 10-K.

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

We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the second quarter of 2025 provided by Trepp. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which we determine an appropriate historical loss rate. This historical loss rate, and ultimately the General CECL Allowance we derive, is sensitive to the CMBS dataset we select.

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

Supplemental U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under the heading "U.S. Federal Income Tax Considerations" in each of the prospectus dated May 6, 2024, contained in our Registration Statement on Form S-3 (File No. 333-279158) filed with the SEC on May 6, 2024 and the prospectus dated November 3, 2023, contained in our Registration Statement on Form S-3 (File No. 333-275310) (the "Existing Tax Disclosure"). Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in the Existing Tax Disclosure.

On July 4, 2025, H.R. 1, informally known as the One Big Beautiful Bill Act (the "OBBB"), was enacted. The OBBB makes major changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. In particular:

•
For taxable years beginning on or after January 1, 2026, the OBBB relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (relaxed from 20%) of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries.
•
The OBBB permanently extended the pass-through qualified business income deduction, generally allowing individuals to deduct 20% of the aggregate amount of ordinary REIT dividends distributed by a REIT. This deduction was due to expire for tax years beginning on or after January 1, 2026.
•
The OBBB permanently extended the maximum U.S. federal income tax rate of 37%, which applies to ordinary income recognized by individuals and other non-corporate U.S. stockholders, for tax years beginning on or after January 1, 2026.

To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first six paragraphs of the Existing Tax Disclosure as if those paragraphs were set forth in this Quarterly Report on Form 10-Q.

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

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following June 30, 2025, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity(1)	Increase to net interest income (2)(3)	Increase to net interest income (per share) (2)(3)	Decrease to net interest income (2)(3)	Decrease to net interest income (per share) (2)(3)
USD	$110,264	$1,312	$0.01	$(367)	$—
GBP	745,231	3,726	0.03	(3,726)	(0.03)
EUR	285,257	437	—	190	—
SEK	52,437	262	—	(262)	—
Total:	$1,193,189	$5,737	$0.04	$(4,165)	$(0.03)

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

During the period ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Apollo Commercial Real Estate Finance, Inc.

July 29, 2025	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

July 29, 2025	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)