Form 10-Q
period 2025-09-30
Apollo Commercial Real Estate Finance, Inc.
filed 2025-10-30
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of October 29, 2025, there were 138,943,831 shares, $0.01 par value per share, of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share data)

	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$245,856	$317,396
Commercial mortgage loans, net(1)(2)	8,149,855	6,715,347
Subordinate loans, net(2)	153,790	388,809
Real estate owned, held for investment, net (net of $31,035 and $23,266 accumulated depreciation in 2025 and 2024, respectively)	827,672	752,643
Other assets	141,872	138,027
Note receivable, held for sale	—	41,200
Derivative assets, net	37	58,169
Total Assets	$9,519,082	$8,411,591
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$5,896,015	$4,814,973
Senior secured term loans, net	728,358	754,210
Senior secured notes, net	497,026	496,433
Debt related to real estate owned, held for investment, net	402,945	324,587
Accounts payable, accrued expenses and other liabilities(3)	92,952	138,179
Derivative liabilities, net	30,970	—
Payable to related party	8,641	8,728
Total Liabilities	$7,656,907	$6,537,110
Commitments and Contingencies (see Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2025 and 2024 (see Note 15)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 138,943,831 and 138,174,636 shares issued and outstanding in 2025 and 2024, respectively	1,389	1,382
Additional paid-in-capital	2,700,932	2,695,701
Accumulated deficit	(840,214)	(822,670)
Total Stockholders' Equity	1,862,175	1,874,481
Total Liabilities and Stockholders' Equity	$9,519,082	$8,411,591

(1)
Includes carrying value of $8,025,026 and $6,715,347 pledged as collateral under secured debt arrangements in 2025 and 2024, respectively.
(2)
Net of $374,257 and $373,336 CECL Allowances comprised $39,257 and $30,836 General CECL Allowance in 2025 and 2024, respectively, and $335,000 and $342,500 Specific CECL Allowance in 2025 and 2024, respectively.
(3)
Includes $5,782 and $5,948 of General CECL Allowance related to unfunded commitments on commercial mortgage loans and subordinate loans, net in 2025 and 2024, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income:
Interest income from commercial mortgage loans	$155,317	$179,921	$465,993	$543,025
Interest income from subordinate loans and other lending assets	86	1,210	1,200	2,901
Interest expense	(115,368)	(134,088)	(344,603)	(390,447)
Net interest income	$40,035	$47,043	$122,590	$155,479
Revenue from real estate owned operations	21,584	24,530	75,747	77,737
Total net revenue	$61,619	$71,573	$198,337	$233,216
Operating expenses:
General and administrative expenses (includes equity-based compensation of $3,416 and $10,246 in 2025 and $4,165 and $12,510 in 2024, respectively)	$(6,651)	$(7,547)	$(19,864)	$(22,408)
Management fees to related party	(8,637)	(8,801)	(25,557)	(27,395)
Operating expenses related to real estate owned	(19,451)	(19,879)	(61,331)	(61,539)
Depreciation and amortization on real estate owned	(2,783)	(2,342)	(7,770)	(9,285)
Total operating expenses	$(37,522)	$(38,569)	$(114,522)	$(120,627)
Other income, net	$2,388	$1,573	$6,214	$2,784
Income from equity method investment	$17,067	$—	$15,667	$—
Decrease (increase) in current expected credit loss allowance, net	6,366	899	(755)	(157,043)
Foreign currency translation gain (loss)	(16,940)	60,102	97,323	39,177
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $26,788 and ($88,723) in 2025 and ($57,621) and ($38,657) in 2024, respectively)	24,247	(59,535)	(96,864)	(29,760)
Gain (loss) on interest rate hedging instruments (includes unrealized (losses) of ($133) and ($379) in 2025 and ($562) and ($1,213) in 2024, respectively)	—	(14)	23	436
Decrease in valuation allowance, loans and other lending assets held for sale	1,236	—	—	—
Net realized loss on investments	(7,436)	(127,512)	(7,436)	(128,191)
Net income (loss) before taxes	$51,025	$(91,483)	$97,987	$(160,008)
Income tax provision	(234)	(66)	(466)	(280)
Net income (loss)	$50,791	$(91,549)	$97,521	$(160,288)
Preferred dividends	(3,068)	(3,068)	(9,204)	(9,204)
Net income (loss) available to common stockholders	$47,723	$(94,617)	$88,317	$(169,492)
Net income (loss) per share of common stock:
Basic	$0.34	$(0.69)	$0.62	$(1.23)
Diluted	$0.34	$(0.69)	$0.62	$(1.23)
Basic weighted-average shares of common stock outstanding	138,943,831	138,246,827	138,843,250	140,177,962
Diluted weighted-average shares of common stock outstanding	139,667,116	138,246,827	139,300,645	140,177,962
Dividend declared per share of common stock	$0.25	$0.25	$0.75	$0.95

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2025	6,770,393	$68	138,174,636	$1,382	$2,695,701	$(822,670)	$1,874,481
Capital increase (decrease) related to Equity Incentive Plan	—	—	696,552	7	(1,524)	—	(1,517)
Net Income	—	—	—	—	—	25,991	25,991
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(35,279)	(35,279)
Balance at March 31, 2025	6,770,393	$68	138,871,188	$1,389	$2,694,177	$(835,026)	$1,860,608
Capital increase related to Equity Incentive Plan	—	—	72,643	—	3,399	—	3,399
Net Income	—	—	—	—	—	20,739	20,739
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(35,292)	(35,292)
Balance at June 30, 2025	6,770,393	$68	138,943,831	$1,389	$2,697,576	$(852,647)	$1,846,386
Capital increase related to Equity Incentive Plan	—	—		—	3,356	—	3,356
Net Income	—	—	—	—	—	50,791	50,791
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(35,290)	(35,290)
Balance at September 30, 2025	6,770,393	$68	138,943,831	$1,389	$2,700,932	$(840,214)	$1,862,175

See notes to unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2024	6,770,393	$68	141,358,605	$1,414	2,727,488	$(520,237)	$2,208,733
Capital increase (decrease) related to Equity Incentive Plan	—	—	738,110	7	(3,093)	—	(3,086)
Net Loss	—	—	—	—	—	(104,524)	(104,524)
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(50,620)	(50,620)
Balance at March 31, 2024	6,770,393	$68	142,096,715	$1,421	$2,724,395	$(678,449)	$2,047,435
Capital increase related to Equity Incentive Plan	—	—	65,490	1	4,147	—	4,148
Repurchase of common stock			(3,723,772)	(37)	(37,882)	—	(37,919)
Net Income	—	—	—	—	—	35,785	35,785
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.35 per share	—	—	—	—	—	(49,333)	(49,333)
Balance at June 30, 2024	6,770,393	$68	138,438,433	$1,385	$2,690,660	$(695,065)	$1,997,048
Capital increase related to Equity Incentive Plan	—	—	20,364	0	4,002	—	4,002
Repurchase of common stock			(289,633)	(3)	(2,886)	—	(2,889)
Net Loss	—	—	—	—	—	(91,549)	(91,549)
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(35,156)	(35,156)
Balance at September 30, 2024	6,770,393	$68	138,169,164	$1,382	$2,691,776	$(824,838)	$1,868,388

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$97,521	$(160,288)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium, deferred fees and payment-in-kind interest	(23,237)	(22,023)
Amortization of deferred financing costs	13,036	13,400
Straight-line rent amortization	(281)	—
Equity-based compensation	10,246	12,510
Increase in current expected credit loss allowance, net	755	157,043
Foreign currency gain	(95,728)	(34,803)
Unrealized loss on foreign currency contracts	88,723	38,657
Unrealized loss on interest rate hedging instruments	379	1,213
Depreciation and amortization on real estate owned	7,770	9,285
Income from equity method investment	(15,667)	—
Net realized loss on investment	7,436	128,191
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	39,136	—
Other assets	(4,819)	(14,676)
Payment for interest rate cap	(8)	(429)
Accounts payable, accrued expenses and other liabilities	9,104	22,995
Payable to related party	(87)	(750)
Net cash provided by operating activities	$134,280	$150,325
Cash flows from investing activities:
New funding of commercial mortgage loans	(2,183,157)	(955,328)
Add-on funding of commercial mortgage loans	(670,733)	(490,864)
Add-on funding of subordinate loans	(30,805)	(39,883)
Proceeds received from the repayment and sale of commercial mortgage loans	1,939,560	1,580,003
Proceeds received from the repayment of subordinate loans and other lending assets	80,507	23,122
Proceeds and payments received of notes receivable, held for sale	39,964	—
Contributions to equity method investment	(5,416)	—
Distributions from equity method investment	18,128	—
Origination fees, other fees, and cost recovery proceeds received on commercial mortgage loans, and subordinate loans, net	36,912	34,468
Decrease in collateral related to derivative contracts, net	(84,370)	(37,370)
Capital expenditures on real estate owned assets	(81,849)	(123,275)
Net cash used in investing activities	$(941,259)	$(9,127)
Cash flows from financing activities:
Proceeds from secured debt arrangements	3,050,302	1,683,234
Proceeds related to financing on real estate owned	76,873	117,572
Repayments of secured debt arrangements	(2,236,318)	(1,752,492)
Repayments of senior secured term loan principal	(13,125)	(6,000)
Payment of deferred financing costs	(20,544)	(9,895)
Payment of issuance discount	(5,625)	—
Payment of withholding tax on RSU delivery	(5,008)	(7,446)
Repurchase of common stock	—	(40,809)
Dividends on common stock	(105,430)	(150,793)
Dividends on preferred stock	(9,204)	(9,204)
Net cash provided by (used in) financing activities	$731,921	$(175,833)

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited) (Continued)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Net decrease in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	$(75,058)	$(34,635)
Decrease in cash classified within assets related to real estate owned, held for sale	-	577
Net decrease in cash and cash equivalents	$(75,058)	$(34,058)
Cash and cash equivalents beginning of period	317,396	225,438
Effects of foreign currency translation on cash and cash equivalents	3,518	2,907
Cash and cash equivalents end of period	$245,856	$194,287
Supplemental disclosure of cash flow information:
Interest paid	$335,590	$374,071
Income tax paid	132	34
Change in secured debt repayments pending servicer remittance	—	73,278
Change in loan proceeds held by servicer	(38,066)	99,498
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	$38,358	$38,224
Restructuring of subordinate loan to commercial mortgage loan	148,034	—
Transfer of assets related to real estate owned, held for sale to assets related to real estate owned, held for investment, net	—	70,688
Transfer of assets related to real estate owned, held for sale to other assets	—	2,280
Transfer of liabilities related to real estate owned, held for sale to accounts payable, accrued expenses and other liabilities	—	3,937
Transfer of commercial mortgage loan to other assets	—	159,667
Restructuring of commercial mortgage loan to subordinate loan	—	74,304

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our most significant estimates include current expected credit loss ("CECL") allowances. Actual results may differ from estimates. Certain reclassifications have been made to previously reported amounts to conform to the current period's presentation.

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.

We currently operate in one reporting segment. Refer to "Note 19 - Segment Reporting" for additional information.

Real Estate Owned, Held for Investment

Real estate assets that are acquired for investment are assumed at their estimated fair value at acquisition and presented net of accumulated depreciation and impairments, if applicable. Upon acquisition, we allocate the value of acquired real estate assets based on the fair value of the acquired land, building, furniture, fixtures and equipment, and intangible assets, if applicable. Real estate assets are depreciated using the straight-line method over the assets' estimated useful lives of up to 40 years for buildings and up to 8 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the real estate asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred. For real estate projects under development, we capitalize costs incurred to prepare the property for its intended use in accordance with ASC Topic 970, "Real Estate — General." Such costs can include costs related to acquisition, construction, financing, development, and real estate taxes. The capitalization of such expenses ceases when the real estate project is ready for its intended use and occupied by tenants, or held for available occupancy, but no later than one-year from substantial completion of major construction activities. If portions of a real estate project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

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

Revenue from real estate owned operations in our condensed consolidated statement of operations represent revenue associated with the operations of hotel properties ("hotel revenue") and rental income from a multifamily property ("rental revenue"). Hotel revenue is recognized when guestrooms are occupied or services have been rendered and are recorded net of any discounts and sales and other taxes collected from customers. Hotel revenues consist of room sales, food and beverage sales and other hotel revenues. Rental revenue consists of base rent net of concessions, if applicable, recognized on a straight-line basis over the term of the lease. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. The difference between rental revenue earned on a straight-line basis and cash rent received is recorded as a receivable and presented within "other assets" on our condensed consolidated balance sheets.

Gains or losses on the sale of real estate assets, including residential property, are recognized in accordance with ASC 610- 20, "Gains and Losses from the Derecognition of Nonfinancial Assets." We use the specific identification method to allocate costs.

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05 "Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 allows entities to prospectively apply a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable when estimating expected credit losses. ASU 2025-05 is applicable for reporting periods beginning after December 31, 2025. We do not expect ASU 2025-05 to materially affect our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires disaggregation of certain expense captions in financial statement disclosures for each interim and annual reporting period. The guidance is effective for annual periods starting after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. It is to be adopted on a prospective basis with the option to apply retrospectively. We have not early adopted ASU 2024-03 and are currently evaluating its impact. We do not expect it to materially affect our consolidated financial statements.

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

Forward Currency Contracts

The fair values of foreign exchange ("Fx") forwards are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates, and interest rate curves for the underlying countries. Our Fx forwards are classified as Level II in the fair value hierarchy.

Interest Rate Hedging Instruments

The fair values of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rates of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate caps are classified as Level II in the fair value hierarchy and manage our exposure to variable cash flows on certain of our borrowings. As of September 30, 2025 and December 31, 2024, we held two interest rate caps: one related to financing on a full service luxury hotel in Washington D.C. ("D.C. Hotel") and one related to our construction financing on a multifamily development property in Brooklyn, NY ("Brooklyn Multifamily Development"). Refer to "Note 5 – Real Estate Owned" and "Note 10 – Derivatives" for further detail.

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

As of December 31, 2024, we held a promissory note classified as held for sale. The note's fair value was equal to its amortized cost of $41.2 million and no valuation allowance was recorded. During the second quarter of 2025, we recorded a fair value adjustment of $1.2 million (representing the difference between the note’s amortized cost and the note’s fair value as of June 30, 2025), which was included within Valuation allowance, loans and other lending assets held for sale on our condensed consolidated statement of operations. The note was subsequently sold during the third quarter of 2025 at a price of 97.0%, upon which we reversed the valuation allowance and recorded an equivalent realized loss within realized loss on investments on our condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

During the second quarter of 2024, we sold a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI. The loan was previously classified as held for sale and was sold at a price of 99.5%. We recorded a realized loss of $0.7 million within realized loss on investments on our condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of September 30, 2025 and December 31, 2024 ($ in thousands):

	Fair Value as of September 30, 2025				Fair Value as of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forwards, net	$—	$(30,970)	$—	$(30,970)	$—	$57,753	$—	$57,753
Interest rate cap assets	—	37	—	37	—	416	—	416
Note receivable, held for sale	—	—	—	—	—	—	41,200	41,200
Total financial instruments	$—	$(30,933)	$—	$(30,933)	$—	$58,169	$41,200	$99,369

Non-recurring Fair Value Measurements

Real Estate Owned

Property acquired through foreclosure or deed-in-lieu of foreclosure is classified as real estate owned and recognized at fair value on our condensed consolidated balance sheet upon acquisition in accordance with ASC Topic 805, "Business Combinations" ("ASC 805"). We are required to record real estate owned, a nonfinancial asset, at fair value on a non-recurring basis in accordance with ASC 820. Under ASC 820, we may utilize the income, market, or cost approach (or combination thereof) to determine the fair value of real estate owned. We deem the inputs used in these approaches to be significant unobservable inputs. Therefore, we classify the fair value of real estate owned within Level III of the fair value hierarchy.

On March 31, 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approaches. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. During the second quarter of 2023, the Atlanta Hotel's assets and liabilities were reclassified to held for sale and the fair value of the net real estate assets, less costs to sell, was in excess of our cost basis. During the first quarter of 2024, we determined that the sale to a third party from whom we received an unsolicited offer was no longer probable, and we were not actively marketing the property for sale. Therefore, the Atlanta Hotel no longer met the criteria for held for sale and was reclassified to real estate owned, held for investment. No impairments had been recorded as of September 30, 2025 or December 31, 2024.

On August 3, 2022, we acquired legal title of the Brooklyn Multifamily Development through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments had been recorded as of September 30, 2025 or December 31, 2024.

On May 24, 2021, we acquired legal title to the D.C. Hotel through a deed-in-lieu of foreclosure. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan which we repaid at par. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments had been recorded as of September 30, 2025 or December 31, 2024.

Refer to "Note 5 – Real Estate Owned" for additional discussion.

Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net

Our loan portfolio was comprised of the following at September 30, 2025 and December 31, 2024 ($ in thousands):

Loan Type	September 30, 2025	December 31, 2024
Commercial mortgage loans, net(1)	$8,149,855	$6,715,347
Subordinate loans, net	153,790	388,809
Total loans, net	$8,303,645	$7,104,156
Note receivable, held for sale	—	41,200
Carrying value, net	$8,303,645	$7,145,356

(1)
Includes $61.2 million and $8.3 million in 2025 and 2024, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 98% and 95% floating rate loans, based on amortized cost, net of Specific CECL Allowance, as of September 30, 2025 and December 31, 2024, respectively.

Activity relating to our loan portfolio for the nine months ended September 30, 2025 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items	Specific CECL Allowance	Carrying Value, Net(1)
December 31, 2024	$7,550,410	$(31,718)	$(342,500)	$7,176,192
New loan fundings	$2,183,157	$—	$—	$2,183,157
Add-on loan fundings(2)	$701,538	$—	$—	$701,538
Loan repayments and sale	$(2,057,725)	$—	$—	$(2,057,725)
Gain (loss) on foreign currency translation	$353,903	$(1,329)	$—	$352,574
Realized loss on investment(3)	$(7,436)	$—	$—	$(7,436)
Decrease in Specific CECL Allowance	$—	$—	$7,500	$7,500
Deferred fees and other items(4)	$—	$(36,912)	$—	$(36,912)
Amortization of fees	$4,785	$19,229	$—	$24,014
September 30, 2025	$8,728,632	$(50,730)	$(335,000)	$8,342,902
General CECL Allowance(5)				$(39,257)
Carrying value, net				$8,303,645

(1)
Includes Note receivable, held for sale as of December 31, 2024. The Note receivable, held for sale was sold during the third quarter of 2025.
(2)
Represents fundings subsequent to loan closing.
(3)
Realized loss on investment includes $6.2 million related to discounted payoff of the Michigan Office Loan (as defined and discussed below) and $1.2 million related to the sale of a promissory note previously recorded as Note receivable, held for sale (refer to Loans and Other Lending Assets Held for Sale in "Note 3 – Fair Value Disclosure").
(4)
Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, and deferred origination expenses.
(5)
$5.8 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	September 30, 2025	December 31, 2024(1)
Number of loans	54	46
Principal balance	$8,728,632	$7,550,410
Carrying value, net	$8,303,645	$7,145,356
Unfunded loan commitments(2)	$1,034,562	$840,627
Weighted-average cash coupon(3)	7.0%	7.5%
Weighted-average remaining fully-extended term(4)	3.0 years	2.5 years
Weighted-average expected term(5)	2.2 years	1.9 years

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
(5)
Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated five loans.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2025		December 31, 2024
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Residential(2)	$2,545,682	30.5%	$1,556,819	21.8%
Office	2,040,028	24.5	1,756,965	24.6
Hotel	1,459,879	17.5	1,575,270	22.1
Industrial	832,824	10.0	399,546	5.6
Data Centers	445,539	5.3	—	0.0
Retail	359,497	4.3	946,017	13.3
Mixed Use	304,376	3.6	363,211	5.1
Other(3)	355,077	4.3	537,164	7.5
Total	$8,342,902	100.0%	$7,134,992	100.0%
General CECL Allowance(4)	(39,257)		(30,836)
Total Carrying Value, net	$8,303,645		$7,104,156

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Includes senior housing (10.5%), multifamily (9.1%), student housing (5.3%), residential-for-sale (3.7%), and vacation rentals (1.9%) in 2025 and senior housing (4.7%), multifamily (4.7%), student housing (4.6%), residential-for-sale (5.5%), and vacation rentals (2.3%) in 2024.
(3)
Other property types include pubs (2.7%) and urban predevelopment (1.6%) in 2025, and pubs (2.9%), caravan parks (2.7%), and urban predevelopment (1.9%) in 2024.
(4)
$5.8 million and $5.9 million of the General CECL Allowance for 2025 and 2024, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	September 30, 2025		December 31, 2024
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,548,921	30.5%	$2,423,856	33.9%
New York City	1,412,227	16.9	1,539,995	21.6
Other Europe(2)	1,175,077	14.1	1,265,344	17.7
Southeast	888,876	10.7	511,742	7.2
West	807,665	9.7	489,008	6.9
Midwest	751,192	9.0	560,436	7.9
Other(3)	758,944	9.1	344,611	4.8
Total	$8,342,902	100.0%	$7,134,992	100.0%
General CECL Allowance(4)	(39,257)		(30,836)
Total Carrying Value, net	$8,303,645		$7,104,156

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Other Europe includes Germany (8.3%), Italy (2.3%%), Sweden (3.2%) and the Netherlands (0.3%) in 2025 and Germany (8.4%), Italy (2.4%), Spain (3.5%), Sweden (3.1%) and the Netherlands (0.3%) in 2024.
(3)
Other includes Northeast (3.4%), Mid-Atlantic (1.4%), Southwest (3.1%) and Other (1.2%) in 2025 and Northeast (0.6%), Mid-Atlantic (1.4%), Southwest (1.5%) and Other (1.3%) in 2024.
(4)
$5.8 million and $5.9 million of the General CECL Allowance for 2025 and 2024, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

2. Low risk

3. Moderate/average risk

4. High risk/potential for loss: a loan that has a risk of realizing a principal loss

5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss, or an impairment has been recorded

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of September 30, 2025 and December 31, 2024, respectively ($ in thousands):

September 30, 2025
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2025	2024	2023	2022	2021	Prior
1	—	$—	— %	$—	$—	$—	$—	$—	$—
2	2	684,207	8.2%	$—	$—	$—	$684,207	$—	$—
3	49	7,461,533	89.4%	$2,257,997	$1,507,990	$716,376	$948,802	$1,051,766	$978,602
4	1	73,112	0.9%	$—	$—	$—	$—	$—	$73,112
5	2	124,050	1.5%	$—	$—	$—	$—	$—	$124,050
Total	54	$8,342,902	100.0%	2,257,997	1,507,990	716,376	1,633,009	1,051,766	1,175,764
General CECL Allowance(2)		(39,257)
Total loans, net		$8,303,645
Weighted-Average Risk Rating		3.0
Gross write-offs		$6,200		$—	$—	$—	$—	$—	$6,200

December 31, 2024
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	3	560,180	7.9%	—	—	547,851	12,329	—	—
3	37	6,169,860	86.4%	1,218,189	649,599	1,549,750	1,173,982	397,972	1,180,368
4	2	279,732	3.9%	—	—	—	—	—	279,732
5	3	125,220	1.8%	—	—	—	—	27,881	97,339
Total	45	$7,134,992	100.0%	$1,218,189	$649,599	$2,097,601	$1,186,311	$425,853	$1,557,439
General CECL Allowance(2)		(30,836)
Total loans, net		$7,104,156
Weighted-Average Risk Rating		3.0
Gross write-offs		$127,512		$—	$—	$127,512	$—	$—	$—

(1)
Net of Specific CECL Allowance.
(2)
$5.8 million and $5.9 million of the General CECL Allowance for 2025 and 2024, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

The following table summarizes changes in CECL Allowances for the nine months ended September 30, 2025 ($ in thousands):

	Specific CECL	General CECL Allowance			Total CECL	CECL Allowance as % of Amortized Cost
	Allowance(1)	Funded	Unfunded	Total	Allowance	General(1)	Total
December 31, 2024	$342,500	$30,836	$5,948	$36,784	$379,284	0.52%	5.07%
Changes:
Allowances (Reversals), net(2)	—	3,876	132	4,008	4,008
March 31, 2025	$342,500	$34,712	$6,080	$40,792	$383,292	0.54%	4.75%
Changes:
Allowances (Reversals), net(3)	—	4,136	(1,023)	3,113	3,113
June 30, 2025	$342,500	$38,848	$5,057	$43,905	$386,405	0.51%	4.29%
Changes:
Allowances (Reversals), net(4)(5)	(1,300)	409	725	1,134	(166)
Write-offs(5)	(6,200)	—	—	—	(6,200)
September 30, 2025	$335,000	$39,257	$5,782	$45,039	$380,039	0.55%	4.38%

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
(4)
During the three months ended September 30, 2025, our General CECL Allowance increased by $1.1 million. The increase was primarily due to the effect of loan originations as well as extending our expected loan repayment dates. The increase was partially offset by the favorable impacts of portfolio seasoning and a more optimistic macroeconomic outlook.
(5)
During the three months ended September 30, 2025, we recorded a reversal of $1.3 million and a write-off of $6.2 million of our Specific CECL Allowance related to our Michigan Office Loan (as defined and discussed below). The $6.2 million write-off was recorded as a realized loss within net realized loss on investments in our September 30, 2025 condensed consolidated statement of operations.

The following table summarizes changes in CECL Allowances for the nine months ended September 30, 2024 ($ in thousands):

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

We derive an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the third quarter of 2025 provided by a third party, Trepp LLC ("Trepp"). We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate is further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period of eight quarters. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compare the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We use projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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

Additionally, we have made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner. As of September 30, 2025 and December 31, 2024, accrued interest receivable was $65.5 million and $58.5 million, respectively, and included within other assets on our condensed consolidated balance sheets.

The following table sets forth our General CECL Allowance as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Commercial mortgage loans, net	$39,142	$30,167
Subordinate loans, net	115	669
Unfunded commitments(1)	5,782	5,948
Total General CECL Allowance	$45,039	$36,784

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

The following table summarizes our risk rated 5 loans as of September 30, 2025, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk Rating
Mortgage	Retail(1)(2)	Cincinnati, OH	$163,169	$67,000	$96,169	Nonaccrual/ 10/1/2019	5
Mezzanine	Residential(3)	Manhattan, NY	295,881	268,000	27,881	Nonaccrual/ 7/1/2021	5
Total			$459,050	$335,000	$124,050

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

Michigan Office

During the three months ended June 30, 2024, we recorded a Specific CECL Allowance of $7.5 million on a subordinate loan secured by a pledge of the equity interest in the entity that owns a Class A office building in Troy, MI (the "Michigan Office Loan"), representing a full reserve against the loan’s amortized cost basis. During the three months ended September 30, 2025, we reached a discounted payoff agreement with the borrower and received proceeds of $1.3 million. We recorded a $6.2 million realized loss on investments on our condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

Loan Modifications Pursuant to ASC 326

During the twelve months ended September 30, 2025, we provided the following loan modifications that require disclosure pursuant to ASC 326.

During the three months ended September 30, 2025, we modified our commercial mortgage loan secured by an office property in London, UK. The loan’s final maturity date was extended from August 2025 to March 2028. In conjunction with the borrower injecting additional equity in the underlying property, we upsized the total commitment of the loan by $77.4 million to finance future leasing costs, as necessary. Additionally, the loan’s terms were modified to include a PIK interest component on the upsize accruing at a fixed rate of 10.0% for interest not received in cash. The loan is performing pursuant to its modified contractual terms, and the loan’s risk rating remains a 3 as of September 30, 2025

During the three months ended June 30, 2025, we modified our commercial mortgage loan secured by an office property in Berlin, Germany. The loan’s final maturity date was extended from August 2026 to June 2030 allowing for a component of interest to be paid in-kind. The loan is performing pursuant to its modified contractual terms, and the loan’s risk rating was upgraded from a 4 to a 3.

As of September 30, 2025 and December 31, 2024, the aggregate amortized cost basis of these modified receivables was $438.9 million and $378.3 million, respectively, or 5.3% of our aggregate commercial mortgage loans and subordinate loans by amortized cost. Unfunded commitments related to these loans as of September 30, 2025 and December 31, 2024 were $104.0 million and $5.1 million, respectively.

Nonaccrual and Past Due Loans

We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis, net of Specific CECL Allowance, for loans on nonaccrual was $375.0 million and $486.8 million as of September 30, 2025 and December 31, 2024, respectively.

Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. We received $0.2 million and $1.2 million in interest that reduced amortized cost under the cost recovery method during the three and nine months ended September 30, 2025, respectively, and $7.0 million and $8.3 million during the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the amortized cost basis, net of Specific CECL Allowance, for loans that are past due 90 days or more as to principal or interest, was $375.0 million and $486.8 million, respectively. As of September 30, 2025 and December 31, 2024, there were no loans with accrued interest between 30 and 89 days past due.

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

Pre-payment penalties, accelerated fees, and Paid-In-Kind ("PIK") interest

We recognized $1.4 million and $1.9 million in pre-payment penalties and accelerated fees for the three and nine months ended September 30, 2025, respectively, and $4.2 million and $5.1 million for the three and nine months ended September 30, 2024, respectively.

We recognized PIK interest of $5.1 million and $5.5 million for the three and nine months ended September 30, 2025. There was no recognized PIK interest during the three and nine months ended September 30, 2024.

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

Note 5 – Real Estate Owned

Real Estate Owned, Held for Investment

As of September 30, 2025, assets and liabilities related to real estate owned, held for investment consisted of three properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., the Brooklyn Multifamily Development, a multifamily development property located in downtown Brooklyn, NY, and the Atlanta Hotel, a hotel in Atlanta, GA.

Property acquired through foreclosure or deed-in-lieu of foreclosure is classified as real estate owned and recognized at fair value on our condensed consolidated balance sheet upon acquisition in accordance with ASC 805. As real estate owned is a nonfinancial asset, it is recorded at fair value on a non-recurring basis in accordance with ASC 820.

Refer to "Note 3 – Fair Value Disclosure" for full discussion of non-recurring fair value measurements.

D.C. Hotel

In 2021, we acquired legal title to the D.C. Hotel, which previously secured two subordinate loans, through a deed-in-lieu of foreclosure. In accordance with ASC 805, we consolidated the hotel's assets and liabilities at their respective fair values.

As of September 30, 2025 and December 31, 2024, the value of net real estate assets related to the D.C. Hotel was $158.4 million and $157.1 million, respectively. As of September 30, 2025, our net real estate assets included depreciable assets of $78.5 million, net of $11.0 million in accumulated depreciation, attributable to the building, and $5.9 million, net of $7.2 million in accumulated depreciation, attributable to furniture, fixtures, and equipment ("FF&E"). As of December 31, 2024, our net real estate assets included depreciable assets of $79.1 million, net of $9.1 million in accumulated depreciation, attributable to the building, and $6.0 million, net of $5.6 million in accumulated depreciation, attributable to FF&E.

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

As of September 30, 2025 and December 31, 2024, the carrying value of the mortgage included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheet was $73.2 million, net of $0.5 million in deferred financing costs and $72.6 million, net of $1.1 million in deferred financing costs, respectively. To manage our exposure to variable cash flows on our borrowings under this mortgage, we entered into an interest rate cap in June 2024. As of both September 30, 2025 and December 31, 2024, the fair value of the interest rate cap was de minimis. Refer to "Note 10 – Derivatives" for full detail.

We recorded net profit from the hotel’s operations of $0.7 million and $6.9 million for three and nine months ended September 30, 2025, and net profit of $1.9 million and $8.1 million for three and nine months ended September 30, 2024, respectively.

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

Additionally, upon taking title, we obtained $164.8 million in construction financing on the property. As of September 30, 2025 and December 31, 2024, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheets was $329.8 million, net of $1.1 million in deferred financing costs and $252.0 million, net of $2.0 million in deferred financing costs, respectively.

The construction financing includes a maximum commitment of $388.4 million, an interest rate of SOFR +2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $100.0 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both September 30, 2025 and December 31, 2024, we were in compliance with these covenants.

To manage our exposure to variable cash flows on our borrowings under this construction financing, we entered into an interest rate cap in September 2023. The interest rate cap was extended by one year in September 2024. As of September 30, 2025 and December 31, 2024, the fair value of the interest rate cap was $0.1 million and $0.4 million, respectively, and recorded within derivative assets, net on our condensed consolidated balance sheet. Refer to "Note 10 – Derivatives" for full detail.

As of September 30, 2025 and December 31, 2024, our cost basis in the property was $616.6 million and $540.9 million, respectively and included capitalized construction and financing costs as of September 30, 2025 and December 31, 2024 of $393.3 million and $319.7 million, respectively. We capitalized construction and financing costs of $22.7 million and $75.7 million during the three and nine months ended September 30, 2025, respectively, and $44.0 million and $121.4 million during the three and nine months ended September 30, 2024, respectively.

During the third quarter of 2025, a component of the property reached substantial completion stage and residential units in this component were held available for occupancy. As such, we accounted for this component as a separate project, ceased capitalizing expenses associated with this project and started recording depreciation for such project. Direct and indirect costs attributable to the remainder of the property, which is still undergoing construction, continue to be capitalized.

As of September 30, 2025, our net real estate assets included depreciable assets of $393.2 million, net of $0.1 million in accumulated depreciation, attributable to the building, and $2.1 million, net of de minimis accumulated depreciation, attributable to FF&E.

In accordance with ASC 842, leases at the Brooklyn Multifamily Development are classified as operating leases, accordingly rental revenue is recognized using the straight-line method over the lease terms. We recorded net loss from the property’s operations of $0.8 million for the three and nine months ended September 30, 2025.

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

As of September 30, 2025 and December 31, 2024, the value of net real estate assets related to the Atlanta Hotel was $69.6 million and $69.0 million, respectively. As of September 30, 2025, our net real estate assets included depreciable assets of $42.3 million, net of $7.8 million in accumulated depreciation, attributable to the building, and $9.0 million, net of $4.9 million in accumulated depreciation, attributable to FF&E. As of December 31, 2024, our net real estate assets included depreciable assets of $44.7 million, net of $5.5 million in accumulated depreciation, attributable to the building, and $6.7 million, net of $3.1 million in accumulated depreciation, attributable to FF&E.

For the three and nine months ended September 30, 2025, we recorded net profit/(loss) from the hotel's operations of ($0.6) million and $0.5 million, respectively. For the three and nine months ended September 30, 2024, we recorded net profit/(loss) from the hotel's operations of $0.4 million and ($1.2) million, respectively.

Note 6 – Other Assets

The following table details the components of our other assets at the dates indicated ($ in thousands):

	September 30, 2025	December 31, 2024
Interest receivable	$65,482	$58,470
Collateral deposited under derivative agreements	29,950	—
Loan proceeds held by servicer(1)	12,777	50,843
Equity method investment(2)	23,390	20,073
Other(3)	10,273	8,641
Total	$141,872	$138,027

(1)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(2)
Relates to our former Massachusetts Healthcare Loan as discussed below (see "Massachusetts Healthcare").
(3)
Includes $9.4 million and $7.7 million of other assets from Real Estate Owned, Held for Investment as of September 30, 2025 and December 31, 2024, respectively. Refer to "Note 5 – Real Estate Owned" for additional information.

Massachusetts Healthcare

In 2022, we and other Apollo-managed entities ("Apollo Co-Lenders") co-originated a first mortgage loan ("Massachusetts Healthcare Loan") secured by eight hospitals in Massachusetts. During the third quarter of 2024, we and the Apollo Co-Lenders, through a joint venture ("Massachusetts Healthcare JV"), acquired title to one of the eight hospitals (St. Elizabeth’s Medical Center) that previously secured the Massachusetts Healthcare Loan. During the same period, the hospital was taken by eminent domain by the Commonwealth of Massachusetts (the "Commonwealth"). Refer to "Note 16 - Commitments and Contingencies" for additional information regarding the Commonwealth's taking of the hospital and the associated lawsuit against the Commonwealth.

Additionally in the third quarter of 2024, guarantors made a guaranty payment on the Massachusetts Healthcare Loan, and the Borrowers transferred the deeds of the remaining seven hospitals into escrow, thereby releasing the borrowers from their obligation under the loan agreement. As a result, during the third quarter of 2024, we recorded a $127.5 million realized loss on investments in relation to the Massachusetts Healthcare Loan. During the fourth quarter of 2024, five of the seven hospitals were sold to third parties and the proceeds were allocated among us and other Apollo Co-Lenders based on our pro-rata interests in the Massachusetts Healthcare Loan. As of December 31, 2024, $20.1 million remained in other assets on our consolidated balance sheet related to our allocation of fair value of the two unsold hospitals. During the first quarter of 2025, the Massachusetts Healthcare JV took title of the two unsold hospitals.

For the three and nine months ended September 30, 2025, we contributed $1.2 million and $5.4 million, respectively, to the Massachusetts Healthcare JV. Additionally, our allocation of income from the Massachusetts Healthcare JV for the three and nine months ended September 30, 2025 was $17.1 million and $15.7 million, respectively, recorded within income from equity method investment, net on our condensed consolidated statement of operations. Our allocation of income from the Massachusetts Healthcare JV for the quarter ended September 30, 2025 includes a $17.4 million gain on litigation settlement representing $18.1 million of additional proceeds received from the Commonwealth net of associated legal expenses. Refer to "Note 16 - Commitments and Contingencies" for additional information. As of September 30, 2025, our equity method investment in the Massachusetts Healthcare JV was $23.4 million, and recorded in other assets on our consolidated balance sheet.

Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility.

During the nine months ended September 30, 2025, we entered into two new secured credit facilities with Morgan Stanley and new secured credit facilities with Atlas ("Atlas Facility - EUR", together with Atlas Facility - USD, "Atlas Facilities") and Barclays, which collectively provide $1.4 billion of additional borrowing capacity. In addition, we increased the capacity under our secured credit facility with JPMorgan by $500.0 million, under our secured credit facility with Barclays by $100.0 million, under the Barclays Private Securitization by $283.5 million, and under our Revolving Credit Facility by $115.0 million. Furthermore, we have fully repaid all borrowings outstanding under the HSBC, MUFG Securities and Churchill facilities.

Our borrowings under secured debt arrangements as of September 30, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

	September 30, 2025			December 31, 2024
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)	$2,000,000	$1,713,891	March 2030(4)	$1,500,000	$1,033,504	September 2026
Morgan Stanley Facility - GBP	586,700	299,453	April 2033	—	—	N/A
Morgan Stanley Facility - USD	450,000	365,256	April 2031	—	—	N/A
Atlas Facility - USD(5)	800,000	498,105	March 2027(6)	800,000	462,886	March 2027(6)
Atlas Facility - EUR	281,611	281,612	August 2028	—	—	N/A
HSBC Facility - GBP(7)	—	—	N/A	377,483	377,483	May 2025
HSBC Facility - EUR(7)	—	—	N/A	250,162	250,162	January 2026(8)
Barclays Facility - USD	600,000	475,291	March 2030(9)(10)	500,000	321,546	March 2027(9)
Barclays Facility - GBP	167,109	124,282	February 2029	—	—	N/A
Goldman Sachs Facility - GBP	464,062	440,245	June 2029	458,804	373,706	May 2029
Deutsche Bank Facility - USD(3)(11)	200,000	27,300	March 2028(11)	700,000	123,434	March 2026
Santander Facility - USD(12)	—	—	N/A	300,000	—	February 2026
MUFG Securities Facility - GBP(13)	—	—	N/A	171,972	171,972	November 2025(9)
Churchill Facility - USD(14)	—	—	N/A	130,000	121,289	April 2026
Total Secured Credit Facilities	5,549,482	4,225,435		5,188,421	3,235,982
Barclays Private Securitization - GBP, EUR, SEK	1,680,125	1,680,125	February 2028(8)	1,587,780	1,587,780	May 2027(8)
Revolving Credit Facility(15)	275,000	—	August 2028(16)	160,000	—	March 2026
Total Secured Debt Arrangements	7,504,607	5,905,560		6,936,201	4,823,762
Less: deferred financing costs	N/A	(9,545)		N/A	(8,789)
Total Secured Debt Arrangements, net(17)(18)(19)	$7,504,607	$5,896,015		$6,936,201	$4,814,973

(1)
As of September 30, 2025, British Pound Sterling ("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.3446, 1.17, and 0.11, respectively. As of December 31, 2024, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.25, 1.04 and 0.09, respectively.
(2)
Maturity date assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)
The JPMorgan Facility and Deutsche Bank Facility enable us to elect to receive advances in USD, GBP, or EUR.
(4)
The JPMorgan Facility final maturity was extended to March 31, 2030 during the first quarter of 2025.
(5)
The Atlas Facility - USD was formerly the Credit Suisse Facility. See "Atlas Facilities" below for additional discussion.
(6)
The Atlas Facility - USD was amended during March 2024 to convert the facility's maturity from a six month "evergreen" feature to a two-year initial term, with an additional one-year extension option.
(7)
The HSBC Facility was terminated during the third quarter of 2025.
(8)
Represents weighted-average maturity across various financings with the counterparty. See below for additional details.
(9)
Assumes financings are extended in line with the underlying loans.
(10)
The Barclays Facility final maturity was extended to March 26, 2030 during the third quarter of 2025.
(11)
Effective March 31, 2025, the capacity on the Deutsche Bank Facility was reduced to $200.0 million from $700.0 million and final maturity was extended to March 31, 2028 during the first quarter 2025.
(12)
The Santander Facility was terminated during the first quarter of 2025.
(13)
The MUFG Facility was terminated during the second quarter of 2025.
(14)
The Churchill Facility was terminated during the second quarter of 2025.
(15)
Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under the Revolving Credit Facility are full recourse to certain guarantor wholly-owned subsidiaries of the Company. See "Revolving Credit Facility" below for additional discussion.
(16)
The Revolving Credit Facility was extended to August 7, 2028 during the third quarter of 2025. See "Revolving Credit Facility" below for additional discussion.
(17)
Weighted-average borrowing costs as of September 30, 2025 and December 31, 2024 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.02% / GBP: +1.99% / EUR: +2.26% / SEK: +1.50% and USD: +2.47% / GBP: +2.43% / EUR: +2.11% / SEK: +1.50%, respectively.
(18)
Weighted-average advance rates based on cost as of September 30, 2025 and December 31, 2024 were 73.45% (71.9% (USD) / 76.3% (GBP) / 71.1% (EUR) / 80.1% (SEK)) and 68.6% (62.2% (USD) / 75.3% (GBP) / 70.8% (EUR) / 80.2% (SEK)), respectively.
(19)
As of September 30, 2025 and December 31, 2024, approximately 36% and 46%, respectively, of the outstanding balance under these secured borrowings were recourse to us.

Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of both September 30, 2025 and December 31, 2024, the weighted-average haircut under our secured debt arrangements was approximately 26.5%. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.

Revolving Credit Facility

We are party to a revolving credit facility (the "Revolving Credit Facility") administered by Bank of America, N.A. The Revolving Credit Facility permits borrowings secured by qualifying commercial mortgage loans and real property owned assets. During the third quarter of 2025, we amended and restated the facility to extend the maturity date from March 2026 to August 2028 and increased the borrowing capacity from $160.0 million to $275.0 million with a syndicate of five lenders. In connection with the amendment and restatement, the Company incurred $2.7 million of deferred financing costs, including issuance and legal related costs. The Revolving Credit Facility is also subject to certain financial covenants, which are discussed below (see "Debt Covenants").

As of both September 30, 2025 and December 31, 2024, we had no outstanding balance on the Revolving Credit Facility.

During the three and nine months ended September 30, 2025, we recorded $117.0 thousand and $259.0 thousand of unused fees, respectively. During the three and nine months ended September 30, 2024, we recorded $84.7 thousand and $195.3 thousand of unused fees, respectively.

During the three and nine months ended September 30, 2025, we recorded $15.0 thousand and $622.0 million of contractual interest expense, respectively. During the three and nine months ended September 30, 2024, we recorded $0.1 million and $2.4 million of contractual interest expense.

Barclays Private Securitization

We are party to a private securitization with Barclays Bank plc ("Barclays") (such securitization, the "Barclays Private Securitization"). Commercial mortgage loans currently financed under the Barclays Securitization are denominated in GBP, EUR, and SEK.

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

The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of September 30, 2025 and December 31, 2024 ($ in thousands):

September 30, 2025

Local Currency	Count	Outstanding Principal	Carrying Value
GBP	5	$1,453,105	$1,441,264
EUR	2	542,844	536,885
SEK	1	263,350	262,631
Total	8	$2,259,299	$2,240,780

	December 31, 2024
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	5	$1,251,205	$1,236,691
EUR	3	720,126	711,859
SEK	1	223,992	222,727
Total	9	$2,195,324	$2,171,277

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of September 30, 2025 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$1,076,127	June 2028
Total/Weighted-Average EUR	393,318	January 2028(3)
Total/Weighted-Average SEK	210,680	May 2026
Total/Weighted-Average Securitization	$1,680,125	February 2028

(1)
As of September 30, 2025, we had £800.3 million, €335.2 million, and kr2.0 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheets ($ in thousands):

	September 30, 2025	December 31, 2024
Assets:
Cash	$1,345	$150
Commercial mortgage loans, net(1)	2,240,780	2,171,277
Other Assets(2)	36,321	29,179
Total Assets	$2,278,446	$2,200,606
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $0.9 million and $1.1 million in 2025 and 2024, respectively)	$1,679,210	$1,586,680
Accounts payable, accrued expenses and other liabilities(3)	10,099	10,519
Total Liabilities	$1,689,309	$1,597,199

(1)
Net of the General CECL Allowance of $8.9 million and $10.8 million as of September 30, 2025 and December 31, 2024, respectively.
(2)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(3)
Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $1.3 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net interest income:
Interest income from commercial mortgage loans	$43,479	$69,455	$138,919	$197,574
Interest expense	(24,436)	(39,343)	(77,010)	(111,445)
Net interest income	$19,043	$30,112	$61,909	$86,129
General and administrative expense	$(163)	$(4)	$(326)	$(6)
Decrease (increase) in current expected credit loss allowance, net	1,634	(176)	2,687	(4,315)
Foreign currency translation gain (loss)	(9,342)	38,209	59,728	24,799
Net income	$11,172	$68,141	$123,998	$106,607

At September 30, 2025, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	Total
JPMorgan Facility	$319,039	$198,892	$1,195,960	$1,713,891
Morgan Stanley Facility - GBP	—	—	299,453	299,453
Morgan Stanley Facility - USD	—	—	365,256	365,256
Atlas Facility	93,100	405,005	—	498,105
Atlas UK Facility	—	281,612	—	281,612
Barclays Facility - USD	—	29,599	445,692	475,291
Barclays Facility - GBP	—	—	124,282	124,282
Goldman Sachs Facility - GBP	—	—	440,245	440,245
Deutsche Bank Facility	27,300	—	—	27,300
Barclays Private Securitization	359,264	421,828	899,033	1,680,125
Revolving Credit Facility	—	—	—	—
Total	$798,703	$1,336,936	$3,769,921	$5,905,560

The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.

The table below summarizes the outstanding balances at September 30, 2025, as well as the maximum and average month-end balances for the nine months ended September 30, 2025 for our borrowings under secured debt arrangements ($ in thousands).

	As of September 30, 2025		For the nine months ended September 30, 2025
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,713,891	$2,375,092	$1,713,890	$1,515,568
Morgan Stanley Facility - GBP	299,453	368,600	300,726	207,836
Morgan Stanley Facility - USD	365,256	483,527	365,256	306,119
Atlas Facility	498,105	751,904	505,776	516,416
Atlas UK Facility	281,612	410,332	293,685	63,922
HSBC Facility	—	—	674,118	514,882
Barclays Facility - USD	475,291	652,029	475,291	334,338
Barclays Facility - GBP	124,282	157,263	124,817	124,283
Goldman Sachs Facility - GBP	440,245	570,147	440,244	416,849
Deutsche Bank Facility	27,300	45,500	27,300	68,967
Barclays Private Securitization	1,680,125	2,249,711	1,801,532	1,720,970
Revolving Credit Facility	—	—	—	19,625
Total	$5,905,560	$8,064,105

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

Debt Covenants

The guarantees related to our secured debt arrangements contain the following financial covenants: (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017 (or $1.42 billion plus 75% of the net cash proceeds of any equity issuance after June 30, 2025 with respect to the Revolving Credit Facility); (ii)

our ratio of total indebtedness to total assets shall not exceed 83.33% (81.82% for the Revolving Credit Facility) and (iii) our liquidity cannot be less than an amount equal to the greater of 5.0% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance is added back to our tangible net worth calculation and total assets and total indebtedness are subject to certain adjustments. The Revolving Credit Facility contains an additional financial covenant to maintain a minimum interest coverage ratio of not less than 1.3:1.

Effective as of June 30, 2025, we amended our financial covenants from a maximum ratio of total indebtedness to tangible net worth of 4.0:1.0 to a ratio of total indebtedness to total assets not to exceed 83.33% (81.82% for our Revolving Credit Facility). We were in compliance with our covenants for the periods ended September 30, 2025 and December 31, 2024.

The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, foreign currency fluctuations, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy our debt covenants in the future.

Note 8 – Senior Secured Term Loans, Net

In June 2025, we entered into a $750.0 million senior secured term loan facility (the "2030 Term Loan") to refinance and replace our previously outstanding 2026 Term Loan and 2028 Term Loans (each as defined and described below). The 2030 Term Loan matures in June 2030 and bears interest at a rate of SOFR plus 3.25%. The 2030 Term Loan was issued at a price of 99.3% and is amortizing with repayments of 0.25% of the total committed principal per quarter. Inclusive of the discount and deferred financing costs, the total cost of the 2030 Term Loan was SOFR+3.92% as of September 30, 2025. During the three and nine months ended September 30, 2025, we repaid $1.9 million of principal related to the 2030 Term Loan. The 2030 Term Loan contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The refinancing was accounted for as a continuation of the existing loans in accordance with ASC Topic 470 "Debt".

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

The following table summarizes the terms of the 2030 Term Loan as of September 30, 2025 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate(2)	Maturity Date
2030 Term Loan	$748,125	$(6,681)	$(13,086)	$728,358	+ 3.25%	6/13/2030
Total	$748,125	$(6,681)	$(13,086)	$728,358

(1)
Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
(2)
Indexed to one-month SOFR.

The following table summarizes the terms of the 2026 and 2028 Term Loans as of December 31, 2024 ($ in thousands):

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
(2)
Indexed to one-month SOFR

Covenants

The 2030 Term Loan contains a financial covenant that our recourse indebtedness shall not exceed 83.3% of our total assets (subject to certain adjustments). As of September 30, 2025, we were in compliance with this covenant.

The financial covenants of the 2026 and 2028 Term Loans included the requirement that we maintain: (i) a maximum ratio of total recourse debt to tangible net worth of 4:1; and (ii) a ratio of total unencumbered assets to total pari-passu indebtedness of at least 2.50:1. We were in compliance with the covenants under the 2026 and 2028 Term Loans at December 31, 2024.

Note 9 – Senior Secured Notes, Net

In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the 2030 Term Loan. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $497.0 million and $496.4 million, net of deferred financing costs of $3.0 million and $3.6 million, as of September 30, 2025 and December 31, 2024, respectively.

Covenants

The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of September 30, 2025 and December 31, 2024, we were in compliance with all covenants.

Note 10 – Derivatives

We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD.

We have entered into a series of forward contracts to sell an amount of foreign currency (GBP, EUR and SEK) for an agreed upon amount of USD at various dates through August 2029. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.

The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of September 30, 2025, we were in a net liability position with our derivative counterparties and posted collateral of $30.0 million included within other assets on our condensed consolidated balance sheet. As of December 31, 2024, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.

The following table summarizes our non-designated Fx forwards and interest rate caps as of September 30, 2025:

	September 30, 2025
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	144	596,183	GBP	October 2025 - August 2029	1.40
Fx contracts - EUR	26	256,709	EUR	November 2025 - August 2028	0.80
Fx contracts - SEK	11	587,718	SEK	November 2025 - May 2026	0.64
Interest rate caps	2	238,535	USD	October 2025 - September 2026	0.29

The following table summarizes our non-designated Fx forwards and interest rate caps as of December 31, 2024:

	December 31, 2024
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	80	632,702	GBP	January 2025 - August 2027	1.39
Fx contracts - EUR	48	355,218	EUR	January 2025 - August 2026	1.18
Fx contracts - SEK	14	633,231	SEK	February 2025 - May 2026	1.32
Interest rate caps	2	238,535	USD	July 2025 - October 2025	0.67

We have not designated any of our derivative instruments as hedges as defined in ASC Topic 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our forward currency contracts for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss) Recognized in Income	2025	2024	2025	2024
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$26,788	$(57,621)	$(88,723)	$(38,657)
Forward currency contracts	Realized gain (loss) on derivative instruments	(2,541)	(1,914)	(8,141)	8,897
Total		$24,247	$(59,535)	$(96,864)	$(29,760)

The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our interest rate caps for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss) recognized in Income	2025	2024	2025	2024
Interest rate caps	Unrealized gain (loss) on interest rate hedging instruments	$(133)	$(562)	$(379)	$(1,213)
Interest rate caps	Realized gain on interest rate hedging instruments	133	548	402	1,649
Total		$—	$(14)	$23	$436

In September 2023, we entered into an interest rate cap with an original maturity of October 1, 2024 and a notional amount of $164.8 million. During September 2024, we extended our interest rate cap to October 2025. We use our interest rate cap to hedge our exposure to variable cash flows on our construction financing. The interest rate cap effectively limits SOFR from exceeding 4.00% which results in the maximum all-in coupon on our construction financing of 6.55%. During both the three and nine months ended September 30, 2025 and 2024, SOFR exceeded the cap rate of 4.00%. We realized a gain from the interest rate cap in the amount of $0.1 million and $0.4 million during the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.6 million during the three and nine months ended September 30, 2024, respectively, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations.

In June 2024, we entered into an interest rate cap with an original maturity of July 1, 2025 and a notional amount of $73.7 million. During August 2025, we extended our interest rate cap to September 1, 2026. We use our interest rate cap to hedge our exposure to variable cash flows on our floating rate mortgage related to the D.C. Hotel. The interest rate cap effectively limits

SOFR from exceeding 6.00% which results in the maximum all-in coupon on mortgage of 9.00%. During the three and nine months ended September 30, 2025 and 2024, SOFR did not exceed the cap rate of 6.00%, and accordingly, no realized gain was recorded.

The following tables summarize the gross asset and liability amounts related to our derivatives at September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025			December 31, 2024
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in our Condensed Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$8,139	$(39,109)	$(30,970)	$59,261	$(1,508)	$57,753
Interest rate caps	37	—	37	416	—	416
Total derivative assets (liabilities)	$8,176	$(39,109)	$(30,933)	$59,677	$(1,508)	$58,169

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	September 30, 2025	December 31, 2024
Collateral held under derivative agreements	$—	$54,420
Accrued dividends payable	38,406	37,976
Accrued interest payable	38,139	28,261
Accounts payable and other liabilities(1)	10,625	11,574
General CECL Allowance on unfunded commitments(2)	5,782	5,948
Total	$92,952	$138,179

(1)
Includes $10.6 million and $8.8 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at September 30, 2025 and December 31, 2024, respectively.
(2)
Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of September 30, 2025 and December 31, 2024, respectively.

Note 12 – Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2009. As a REIT, U.S. federal income tax law generally requires us to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that we pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We are also subject to U.S. federal, state, and local income taxes on our domestic taxable REIT subsidiaries ("TRS") based on the tax jurisdictions in which they operate.

During the three and nine months ended September 30, 2025, we recorded an income tax provision of $0.2 million and $0.5 million, respectively, related to activities of our taxable REIT subsidiaries. We recorded an income tax provision of $66.0 thousand and $0.3 million, during the three and nine months ended September 30, 2024, respectively.

There was a $0.2 million income tax liability related to the operating activities of our TRS entities as of September 30, 2025 and $0.3 million income tax asset related to the operating activities of our TRS entities as of December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, there were no material deferred tax assets or liabilities.

As of September 30, 2025, we had net operating losses of $8.5 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods.

As of September 30, 2025, tax years 2021 through 2024 remain subject to examination by taxing authorities.

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

The term of the Management Agreement was automatically renewed for a successive one-year term in September 2025 and will automatically renew on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager's right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting of our independent directors in February 2025, which included a discussion of the Manager's performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.

We incurred approximately $8.6 million and $25.6 million in base management fees under the Management Agreement for the three and nine months ended September 30, 2025, respectively, as compared to $8.8 million and $27.4 million for the three and nine months ended September 30, 2024, respectively.

In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and nine months ended September 30, 2025, we paid expenses totaling $3.5 million and $11.5 million respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $1.1 million and $4.9 million for three and nine months ended September 30, 2024, respectively. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheets based on the nature of the item.

Included in payable to related party on our condensed consolidated balance sheets at September 30, 2025 and December 31, 2024 is approximately $8.6 million and $8.7 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.

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

Italian Direct Lending Structure

In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund, managed by Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the "AIFM"), an affiliate of the Manager. The management fees incurred during the three and nine months ended September 30, 2025 and 2024, respectively were de minimis. As of September 30, 2025 and December 31, 2024, the fees payable to the AIFM were de minimis.

Atlas Facilities

In February 2023, in connection with the acquisition by certain subsidiaries of Atlas, which is a wholly-owned investment of a fund managed by an affiliate of the Manager, the Credit Suisse Facility was acquired by Atlas. In order to effect the assignment of the Credit Suisse Facility and related agreements, the Company and one of its subsidiaries, similar to the other sellers and guarantors party to the subject agreements in the transaction, entered into an Omnibus Assignment, Assumption and Amendment Agreement as well as certain related agreements with Credit Suisse AG and Atlas. At the time of acquisition, we had $632.3 million of secured debt on the Credit Suisse Facility consisting of four commercial mortgage loans. During the third quarter of 2025, we entered into the Atlas Facility - EUR.

As of September 30, 2025 and December 31, 2024, respectively, we had $779.7 million and $462.9 million of secured debt on the Atlas Facilities. Refer to "Note 7 – Secured Debt Arrangements, Net" for additional discussion.

Massachusetts Healthcare

In September 2024, we, along with the Apollo Co-Lenders, formed a joint venture of which we held a 41.2% equity interest. Through this joint venture, we and the Apollo Co-Lenders foreclosed on one of the eight Massachusetts hospitals that previously secured our loan. In accordance with ASC Topic 323, "Investments – Equity Method and Joint Ventures" our 41.2% interest in the joint venture was deemed an equity method investment. There was a balance of $23.4 million in the joint venture as of September 30, 2025, recorded within Other Assets on our condensed consolidated balance sheet. There was no balance in the joint venture as of December 31, 2024. See "Massachusetts Healthcare" within "Note 6 – Other Assets" for further discussion.

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

We recognized stock-based compensation expense related to restricted stock and RSU vesting of $3.4 million and $10.2 million during the three and nine months ended September 30, 2025, respectively, and $4.2 million and $12.5 million during the three and nine months ended September 30, 2024, respectively.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the nine months ended September 30, 2025:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2024	63,980	2,243,259
Granted	71,134	—	$0.7
Vested	(63,980)	(7,865)	N/A
Forfeiture	—	(17,978)	N/A
Outstanding at September 30, 2025	71,134	2,217,416

Below is a summary of restricted stock and RSU vesting dates as of September 30, 2025:

Vesting Year	Restricted Stock	RSUs	Total Awards
2025	—	1,177,803	1,177,803
2026	71,134	693,813	764,947
2027	—	345,800	345,800
Total	71,134	2,217,416	2,288,550

As of September 30, 2025, we had unrecognized compensation expense of approximately $0.3 million and $13.6 million related to the vesting of restricted stock awards and RSUs, respectively, presented in the table above.

The unrecognized compensation expense related to the vesting of restricted stock awards and RSUs are expected to be recognized over a weighted-average period of 1.2 years.

RSU Deliveries

During the nine months ended September 30, 2025 and 2024, we delivered 698,061 and 759,984 shares of common stock for 1,246,704 and 1,395,966 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $5.0 million and $7.4 million for the nine months ended September 30, 2025 and 2024, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.

Note 15 – Stockholders' Equity

Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2025, 138,943,831 shares of common stock were issued and outstanding and 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock ("Series B-1 Preferred Stock") were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.

Dividends. The following table details our dividend activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dividends declared per share of:	2025	2024	2025	2024
Common Stock	$0.25	$0.25	$0.75	$0.95
Series B-1 Preferred Stock	$0.45	$0.45	$1.35	$1.35

Common Stock Repurchases. There was no common stock repurchase activity during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we repurchased 289,633 and 4,013,405 shares, respectively, of our common stock at a weighted-average price of $9.96 and $10.15 per share, respectively. As of September 30, 2025, the approximate dollar value of shares that may yet be purchased under our stock repurchase program was $131.6 million.

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

Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. Apollo appealed the decision with respect to the remaining claim. On October 5, 2023, the Appellate Division, First Department granted Apollo's appeal, thereby dismissing the remaining claim against the Apollo entities who were co-lenders on the mezzanine loan, including the Subsidiary. Plaintiffs filed a motion for leave with the Court of Appeals on November 3, 2023 which the Court denied on April 23, 2024. On July 12, 2024, Plaintiffs filed new motions for leave to appeal to the Court of Appeals. On February 18, 2025, the Court of Appeals granted Plaintiffs’ motion for leave to appeal and briefing of the appeal is now complete. No reasonable estimate of possible loss, if any, can be made at this time. The Company believes the appeal is without merit.

Massachusetts Healthcare: On September 4, 2024, Saint Elizabeth LLC, which is indirectly owned by a subsidiary of the Company and certain affiliates of Apollo, filed a lawsuit against the Commonwealth of Massachusetts, as well as Governor Maura Healey and the Massachusetts Secretary of Health and Human Services. The action was filed in the Land Court in Boston, Massachusetts. The lawsuit sought equitable relief, including declaring that the taking of the real property associated with St. Elizabeth’s Medical Center was void and of no effect. Saint Elizabeth LLC and the Commonwealth executed a settlement agreement dated as of July 22, 2025. In addition to $21.9 million ($9.0 million attributable to ARI), that the Commonwealth already paid in November 2024, the Commonwealth paid St. Elizabeth LLC an additional $44.0 million ($18.1 million attributable to ARI). On August 19, 2025, the lawsuit was dismissed with prejudice. The parties’ settlement agreement includes releases of any and all claims or potential disputes relating to the Commonwealth’s taking of the property, as more fully set forth in the settlement agreement.

Loan Commitments

As described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at September 30, 2025, we had $1.0 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 4.2 years weighted-average tenor of these loans.

Note 17 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheets at September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$245,856	$245,856	$317,396	$317,396
Commercial mortgage loans, net	8,149,855	8,034,179	6,715,347	6,616,694
Subordinate loans, net	153,790	153,790	388,809	388,780
Secured debt arrangements, net	(5,896,015)	(5,896,015)	(4,814,973)	(4,814,973)
Senior secured term loans, net	(728,358)	(751,866)	(754,210)	(757,772)
Senior secured notes, net	(497,026)	(478,750)	(496,433)	(432,500)
Debt related to real estate owned, held for investment, net	(402,945)	(402,945)	(324,587)	(324,587)

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

For the three and nine months ended September 30, 2025 and 2024, dilutive earnings per share was calculated under the more dilutive computation of the treasury stock method and the if converted method. Under the treasury stock method, the denominator includes the weighted-average outstanding common shares plus the incremental shares related to participating securities. The incremental shares are determined by subtracting the average unrecognized compensation cost for the period divided by the average stock price from the unvested RSUs.

The table below presents the computation of basic and diluted net income (loss) per share of common stock for the three and nine months ended September 30, 2025 and 2024 ($ in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$50,791	$(91,549)	$97,521	$(160,288)
Less: Preferred dividends	(3,068)	(3,068)	(9,204)	(9,204)
Less: Earnings attributable to participating securities	(196)	—	(196)	—
Less: Dividends on participating securities	(554)	(614)	(1,671)	(2,380)
Net income (loss) attributable to common stockholders, basic and diluted	$46,973	$(95,231)	$86,450	$(171,872)

Number of Shares:
Basic weighted-average shares of common stock outstanding	138,943,831	138,246,827	138,843,250	140,177,962
Diluted weighted-average shares of common stock outstanding	139,667,116	138,246,827	139,300,645	140,177,962

Earnings (Loss) Per Share Attributable to Common Stockholders
Basic	$0.34	$(0.69)	$0.62	$(1.23)
Diluted	$0.34	$(0.69)	$0.62	$(1.23)

For the three and nine months ended September 30, 2025, 723,285 and 457,395 incremental shares, respectively, were included in the calculation of diluted net income per share because the effect was dilutive. For the three months ended September 30, 2024, 519,184 incremental shares were included in the calculation of diluted net income per share because the effect was dilutive. For the nine months ended September 30, 2024, 355,339 incremental shares were excluded in the calculation of diluted net income per share because the effect was anti-dilutive.

Note 19 – Segment Reporting

We currently operate as one segment, which is also our sole reportable segment. Our chief operating decision maker ("CODM") is our senior management team, comprised of our chief executive officer, our chief financial officer, and the chief investment officer of the Manager. The accounting policies of our single reportable segment are consistent with those outlined in our summary of significant accounting policies (refer to "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements of our most recent Annual Report on Form 10-K). We generate our revenue primarily from originating, acquiring, investing in, and managing performing commercial mortgage loans, subordinate financings, and other commercial real estate-related debt investments. Additionally, we may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and if we cannot sell the related property, we would operate the property as real estate owned. The CODM evaluates the performance of any real estate owned assets with that of our commercial mortgage loans, subordinate financings, and other commercial real estate-related debt investments. Additionally, we seek to enhance our returns on equity by utilizing leverage, and generally finance our mortgage loans with leverage obtained through a variety of sources, including secured credit facilities, a revolving credit facility, private securitizations, and corporate-level debt. The CODM evaluates performance and allocates resources based on consolidated net income (loss), which is also reported as consolidated net income (loss) on our consolidated statement of operations. Our consolidated net income (loss) is primarily derived through the difference between the interest income earned on our loans and the cost at which we are able to finance them. Accordingly, interest expense, as reported on our consolidated statement of operations, is our most significant segment expense. Additionally, the measure of segment assets is reflected on the balance sheet as total consolidated assets. The CODM uses consolidated net income (loss) to make key operating decisions, such as identifying attractive investment opportunities, evaluating underwriting standards, determining the appropriate level of leverage to enhance returns on equity and deciding on the sources of financing.

Note 20 – Subsequent Events

Subsequent to the quarter ended September 30, 2025, the following events took place:

Investment Activity: We closed $388.0 million in new commitments across two first mortgage loans with $324.3 million funded at close. Additionally, we funded approximately $51.4 million for previously closed loans.

Loan Repayments: We received approximately $271.3 million from loan repayments, including a full repayment of a £149.8 million ($199.9 assuming conversion into USD) first mortgage secured by a portfolio of senior housing properties located throughout the United Kingdom.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: higher interest rates and inflation; market trends in our industry, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; the impact of a shutdown of the U.S. federal government; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a REIT for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.

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

We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $839.6 billion as of June 30, 2025.

The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.

In March 2024, the SEC adopted amendments to its rules under the Securities Act and the Exchange Act that require disclosure of certain climate-related information in registration statements and annual reports, when material. In April 2024, the SEC chose to stay its newly adopted climate disclosure rules, pending the completion of judicial review of certain legal challenges. In March 2025, the SEC voted to end its defense of the new rules. In September 2025, the U.S. Court of Appeals for the Eighth Circuit ordered that the litigation regarding the climate disclosure rules would be held in abeyance until such time as the SEC reconsider or renews its defense of the climate disclosure rules. We are continuing to monitor the developments pertaining to the new rules and to evaluate the impact of these rules, if the stay is lifted, on our disclosures.

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

Results of Operations

Net Income (Loss) Available to Common Stockholders

For the three months ended September 30, 2025 and 2024, our net income available to common stockholders was $47.7 million, or $0.34 per diluted share of common stock, and ($94.6) million, or ($0.69) per diluted share of common stock, respectively.

For the nine months ended September 30, 2025 and 2024, our net income (loss) available to common stockholders was $88.3 million, or $0.62 per diluted share of common stock, and ($169.5) million, or ($1.23) per diluted share of common stock, respectively.

Operating Results

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Three Months Ended
	September 30, 2025	June 30, 2025	Change
Net interest income:
Interest income from commercial mortgage loans	$155,317	$166,691	$(11,374)
Interest income from subordinate loans and other lending assets	86	557	(471)
Interest expense	(115,368)	(124,178)	8,810
Net interest income	40,035	43,070	(3,035)
Operations related to real estate owned:
Revenue from real estate owned operations	21,584	27,832	(6,248)
Operating expenses related to real estate owned	(19,451)	(21,113)	1,662
Depreciation and amortization on real estate owned	(2,783)	(2,531)	(252)
Net income (loss) related to real estate owned	(650)	4,188	(4,838)
Operating expenses:
General and administrative expenses	(6,651)	(6,561)	(90)
Management fees to related party	(8,637)	(8,356)	(281)
Total operating expenses	(15,288)	(14,917)	(371)
Other income, net	2,388	1,943	445
Income (loss) from equity method investment	17,067	(711)	17,778
Net realized loss on investments	(7,436)	—	(7,436)
Decrease in Specific CECL Allowance, net	7,500	—	7,500
Increase in General CECL Allowance, net	(1,134)	(3,113)	1,979
Decrease (increase) in valuation allowance, loans and other lending assets held for sale	1,236	(1,236)	2,472
Gain (loss) on foreign currency forward contracts	24,247	(82,139)	106,386
Foreign currency translation gain (loss)	(16,940)	73,705	(90,645)
Gain on interest rate hedging instruments	—	65	(65)
Net income before taxes	$51,025	$20,855	$30,170
Income tax provision	(234)	(116)	(118)
Net income	$50,791	$20,739	$30,052

Net Interest Income

Net interest income decreased by $3.0 million during the three months ended September 30, 2025 compared to the three months ended June 30, 2025. The net decrease was primarily attributable to a lower average loan balance and lower average index rates during the three months ended September 30, 2025 compared to the three months ended June 30, 2025. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

For the three months ended September 30, 2025, we recorded a net loss related to real estate owned of $0.7 million compared to net income of $4.2 million for the three months ended June 30, 2025. The net loss was primarily due to the seasonality of hotel operations which led to $2.8 million and $1.1 million lower net income from operations, prior to depreciation, for the D.C. Hotel and the Atlanta Hotel, respectively, during the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. Additionally, the net loss in the current quarter is attributable to cessation of expense capitalization for a component of our Brooklyn Multifamily Development, which reached substantial completion during the quarter. Refer to "Note 5 – Real Estate Owned" for further discussion of operations related to real estate owned.

Income from Equity Method Investment

For the three months ended September 30, 2025, we recorded net income from equity method investment of $17.1 million compared to a net loss of $0.7 million for the three months ended June 30, 2025. The increase in net income attributable to the

Massachusetts Healthcare JV was due to a $17.4 million gain on litigation settlement recorded during the three months ended September 30, 2025. Refer to "Note 6 – Other Assets" and "Note 16 – Commitments and Contingencies" for additional information.

Decrease in Specific CECL Allowance, net

Our Specific CECL Allowance decreased by $7.5 million during the three months ended September 30, 2025, which was comprised of a $1.3 million reversal and a $6.2 million write-off of our Specific CECL Allowance related to the discounted payoff of our Michigan Office Loan. There was no change to our Specific CECL Allowance during the three months ended June 30, 2025. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information.

Increase in General CECL Allowance, net

Our General CECL Allowance increased by $1.1 million during the three months ended September 30, 2025 and by $3.1 million during the three months ended June 30, 2025, which in both periods was driven by the effect of loan originations as well as extending our expected loan repayment dates. The smaller increase during the three months ended September 30, 2025 is due to repayment activity in the quarter outpacing originations which led to the relative decrease of the loan portfolio quarter over quarter.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.

Decrease (increase) in valuation allowance, loans and other lending assets held for sale and net realized loss on investments

As of June 30, 2025, we held a promissory note classified as held for sale. Notes held for sale are carried at the lower of amortized cost or fair value less costs to sell unless the fair value option is elected at origination. As of June 30, 2025, the note’s amortized cost exceeded its fair value. Accordingly, during the three months ended June 30, 2025, we recorded a fair value adjustment of $1.2 million (representing the difference between the note’s amortized cost and the note’s fair value as of June 30, 2025).

The note was subsequently sold during the three months ended September 30, 2025 at a price of 97.0%, upon which we reversed the $1.2 million valuation allowance and recorded an equivalent realized loss included within realized loss on investments on our condensed consolidated statement of operations for the three and nine months ended September 30, 2025. Additionally, during the three months ended September 30, 2025, we recognized a realized loss of $6.2 million related to the discounted payoff of our Michigan Office Loan. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 3 – Fair Value Disclosure" for further discussion.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended September 30, 2025 and the three months ended June 30, 2025 were a net gain of $7.3 million and a net loss of $8.4 million, respectively. The net gain for the three months ended September 30, 2025 compared to the net loss for three months ended June 30, 2025 was predominantly due to lower forward point estimates for the three months ended September 30, 2025.

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024	Change
Net interest income:
Interest income from commercial mortgage loans	$465,993	$543,025	$(77,032)
Interest income from subordinate loans and other lending assets	1,200	2,901	(1,701)
Interest expense	(344,603)	(390,447)	45,844
Net interest income	122,590	155,479	(32,889)
Operations related to real estate owned:
Revenue from real estate owned operations	75,747	77,737	(1,990)
Operating expenses related to real estate owned	(61,331)	(61,539)	208
Depreciation and amortization on real estate owned	(7,770)	(9,285)	1,515
Net income related to real estate owned	6,646	6,913	(267)
Operating expenses:
General and administrative expenses	(19,864)	(22,408)	2,544
Management fees to related party	(25,557)	(27,395)	1,838
Total operating expenses	(45,421)	(49,803)	4,382
Other income, net	6,214	2,784	3,430
Income from equity method investment	15,667	—	15,667
Net realized loss on investments	(7,436)	(128,191)	120,755
Decrease (increase) in Specific CECL Allowance	7,500	(149,500)	157,000
Increase in General CECL Allowance, net	(8,255)	(7,543)	(712)
Loss on foreign currency forward contracts	(96,864)	(29,760)	(67,104)
Foreign currency translation gain	97,323	39,177	58,146
Gain on interest rate hedging instruments	23	436	(413)
Net income (loss) before taxes	$97,987	$(160,008)	$257,995
Income tax provision	(466)	(280)	(186)
Net income (loss)	$97,521	$(160,288)	$257,809

Net Interest Income

Net interest income decreased by $32.9 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily attributable to lower average index rates during the nine months ended September 30, 2025, realization of a loss on investment during the third quarter of 2024 and modification of two of our commercial mortgage loans converting them from floating rate loans to fixed rate loans during the second quarter of 2024. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

Net income related to real estate owned remained generally the same for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Refer to "Note 5 – Real Estate Owned" for full discussion of operations related to real estate owned.

Operating Expenses

General and administrative expenses decreased by $2.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to a decrease in amortization of RSUs.

Management fees expense decreased by $1.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to lower Stockholders' Equity (as defined in the Management Agreement) during the nine months ended September 30, 2025.

Income from Equity Method Investment

During the nine months ended September 30, 2025, we recorded net income from equity method investment of $15.7 million. The increase in net income attributable to the Massachusetts Healthcare JV was due to a $17.4 million gain on litigation settlement recorded during the nine months ended September 30, 2025. This income was partially offset with a net loss from operations of the Massachusetts Healthcare JV during the nine months ended September 30, 2025. There was no such activity during the nine months ended September 30, 2024, as the Massachusetts Healthcare JV was formed at the end of the third quarter of 2024.

Refer to "Note 6 – Other Assets" and "Note 16 – Commitments and Contingencies" for additional information.

Net Realized loss on Investments

During the nine months ended September 30, 2025, we recorded a $7.4 million net realized loss on investments, consisting of (i) a $1.2 million realized loss on the sale of a promissory note related to the sale of one of the eight hospitals that previously secured the Massachusetts Healthcare Loan and (ii) a $6.2 million realized loss related to the discounted payoff of the Michigan Office Loan.

During the nine months ended September 30, 2024, we recorded a $128.2 million net realized loss on investments, consisting of (i) a $0.7 million realized loss related to the sale of a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI, which was previously classified as held for sale and was sold at a price of 99.5% and (ii) a $127.5 million realized loss related to the extinguishment of the Massachusetts Healthcare Loan.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Decrease (increase) in Specific CECL Allowance, net

During the nine months ended September 30, 2025, there was a $7.5 million decrease in our Specific CECL Allowance, which was comprised of a $1.3 million reversal and a $6.2 million write-off of our Specific CECL Allowance related to the discounted payoff of our Michigan Office Loan.

Comparatively, during the nine months ended September 30, 2024, we recorded a $149.5 million Specific CECL Allowance related to two of our subordinate loans. This amount consisted of: (i) a $142.0 million allowance recorded in the first quarter of 2024 for a mezzanine loan secured by an ultra-luxury residential property in Manhattan, NY; and (ii) a $7.5 million allowance recorded during the second quarter of 2024 for the Michigan Office Loan. Additionally, we recorded an increase and subsequent write-off of $127.5 million of our Specific CECL Allowance related to the Massachusetts Healthcare Loan. The $127.5 million write-off was recorded as a realized loss within net realized loss on investments in our September 30, 2024 condensed consolidated statement of operations.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 6 – Other Assets" for additional detail.

Increase in General CECL Allowance, net

During the nine months ended September 30, 2025, we recorded a net increase in our General CECL Allowance of $8.3 million. The increase was primarily driven by the effect of loan originations and extending our expected loan repayment dates, which was partially offset by the favorable impacts of portfolio seasoning.

During the nine months ended September 30, 2024, we recorded a net increase in our General CECL Allowance of $7.5 million, primarily driven by new loan originations as well as a more adverse macroeconomic outlook on our office portfolio. The increase was partially offset by the favorable impacts of portfolio seasoning.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the nine months ended September 30, 2025 and nine months ended September 30, 2024 was a net gain of $0.5 million and a net gain of $9.4 million, respectively. The decrease in the net gain for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was predominantly due to higher forward point estimates for the nine months ended September 30, 2025.

Subsequent Events

Refer to "Note 20 – Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to September 30, 2025.

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

For the three months ended September 30, 2025 and June 30, 2025, our Distributable Earnings were $41.8 million, or $0.30 per share, and $36.4 million, or $0.26 per share, respectively.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three Months Ended
	September 30, 2025	June 30, 2025
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	139,667,116	139,208,860
Unvested RSUs, net(1)	1,495,926	1,969,894
Diluted shares - Distributable Earnings	141,163,042	141,178,754

(1)
Unvested RSUs are net of incremental shares assumed repurchased under the treasury stock method, if dilutive. For the three months ended September 30, 2025 and June 30, 2025, there were 723,285 and 265,295 incremental shares included, respectively.

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

Distributable Earnings Prior to Realized Loss on Investments and Realized Gain from Litigation Settlement

We believe it is useful to our investors to present Distributable Earnings prior to realized loss on investments and realized gain from litigation settlement to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to realized loss on investments and realized gain from litigation settlement, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.

During three months ended September 30, 2025, we recorded a realized loss on investments of $7.4 million consisting of (i) a $1.2 million realized loss on the sale of a promissory note previously recorded as Note receivable, held for sale and (ii) a $6.2 million realized loss related to the discounted payoff of the Michigan Office Loan. We also recorded a realized gain of $17.4 million within Income from equity method investment on our condensed consolidated statement of operations from a litigation settlement with the Commonwealth of Massachusetts relating to the Massachusetts Healthcare Loan. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net", "Note 6 – Other Assets" and "Note 16 – Commitments and Contingencies" for further discussion.

There were no realized losses on investments or realized gains on litigation settlement for the three months ended June 30, 2025.

Accordingly, the table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to realized loss on investments and realized gain on litigation settlement ($ in thousands):

	Three Months Ended
	September 30, 2025	June 30, 2025
Net income available to common stockholders	$47,723	$17,671
Adjustments:
Equity-based compensation expense	3,416	3,400
Loss (gain) on foreign currency forwards	(24,247)	82,139
Foreign currency loss (gain), net	16,940	(73,705)
Unrealized loss on interest rate cap	133	72
Realized losses relating to interest income on foreign currency hedges, net	(895)	(671)
Realized gains relating to forward points on foreign currency hedges, net	3,563	630
Depreciation and amortization on real estate owned	2,783	2,531
Increase (decrease) in valuation allowance, loans and other lending assets held for sale	(1,236)	1,236
Increase (decrease) in current expected credit loss allowance, net	(6,366)	3,113
Realized loss on investments	7,436	—
Realized gain on litigation settlement	(17,394)	—
Total adjustments:	(15,867)	18,745
Distributable Earnings prior to realized loss on investments and realized gain on litigation settlement	$31,856	$36,416
Realized loss on investments	$(7,436)	$—
Realized gain on litigation settlement	17,394	—
Distributable Earnings	$41,814	$36,416
Diluted Distributable Earnings per share prior to realized loss on investments and realized gain on litigation settlement	$0.23	$0.26
Diluted Distributable Earnings per share of common stock	$0.30	$0.26
Weighted-average diluted shares - Distributable Earnings	141,163,042	141,178,754

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2025	December 31, 2024
Stockholders' Equity	$1,862,175	$1,874,481
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$1,692,915	$1,705,221
Common Stock	138,943,831	138,174,636
Book value per share	$12.18	$12.34

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

Investment Activity

During the nine months ended September 30, 2025, we committed $3.1 billion of capital to new loans ($2.2 billion was funded at closing), and provided $701.5 million of add-on fundings. During the nine months ended September 30, 2025, we received $2.1 billion in repayments and sales of loans and other lending assets.

Loan Portfolio Overview

Loan Portfolio Details

The following table sets forth certain information regarding our loan portfolio as of September 30, 2025 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted-Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$8,149,855	7.0%	7.8%	$5,905,560	5.9%	$2,244,295
Subordinate loans, net	153,790	0.0%	0.0%	—	—	153,790
Total/Weighted-Average	$8,303,645	6.9%	7.7%	$5,905,560	5.9%	$2,398,085

(1)
Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of September 30, 2025 on the floating rate loans.
(2)
Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)
Gross of deferred financing costs of $9.5 million.
(4)
Cost of funds includes weighted-average spread and applicable benchmark rates as of September 30, 2025 on secured debt arrangements.
(5)
Represents loan portfolio at carrying value less secured debt outstanding.

The following table provides additional details of our commercial mortgage loan portfolio and subordinate loan portfolio as of September 30, 2025 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential	3	12/2021	$246	$9			02/2027	Various, UK
2	Residential	3	08/2025	237	15			09/2030	Various, US
3	Residential	3	07/2024	201	—			07/2029	Various, UK
4	Residential	3	03/2023	157	—			04/2026	Various, US
5	Residential	3	08/2024	157	—			08/2029	Various, UK
6	Residential	3	04/2024	157	—			05/2029	Emeryville, CA
7	Residential	3	04/2025	153	—			04/2030	Various, US
8	Residential	3	04/2025	144	4			05/2030	Jersey City, NJ
9	Residential	3	09/2025	127	56	Y		09/2030	Charlotte, NC
10	Residential	3	03/2025	126	6		Y	04/2029	Port St. Lucie, FL
11	Residential(2)	3	08/2022	125	—			11/2025	Manhattan, NY
12	Residential	3	10/2024	103	—			11/2029	Various, US
13	Residential	3	06/2024	99	—			07/2029	Washington, DC
14	Residential	3	08/2025	91	13			08/2030	Various, UK
15	Residential	3	02/2025	89	—		Y	02/2030	Miami, FL
16	Residential	3	05/2021	76	—			05/2027	Cleveland, OH
17	Residential	3	05/2025	64	—		Y	05/2030	Manhattan, NY
18	Residential	3	02/2025	39	—			02/2027	Miami, FL
19	Office	2	02/2022	648	90		Y	12/2028	London, UK
20	Office	3	03/2022	262	4		Y	04/2027	Manhattan, NY
21	Office	3	06/2019	237	35			06/2030	Berlin, Germany
22	Office	3	01/2020	229	23		Y	03/2028	Long Island City, NY
23	Office	3	02/2020	202	69		Y	03/2028	London, UK
24	Office	3	02/2022	174	—			06/2027	Milan, Italy
25	Office	3	11/2022	100	—			09/2026	Chicago, IL
26	Office	4	03/2018	73	—		Y	09/2027	Chicago, IL
27	Hotel	3	12/2023	339	30			12/2028	Various, Europe
28	Hotel	3	07/2021	180	—			08/2026	Various, US
29	Hotel	3	09/2025	149	—			10/2030	Manhattan, NY
30	Hotel	3	09/2015	139	—			12/2026	Manhattan, NY
31	Hotel	3	06/2024	131	—			06/2029	St. Petersburg, FL
32	Hotel	3	08/2025	122	5		Y	09/2030	San Diego, CA
33	Hotel	3	06/2024	109	5			07/2029	Brooklyn, NY
34	Hotel	3	11/2021	87	—			12/2026	St. Thomas, USVI
35	Hotel	3	12/2024	84	2		Y	01/2030	Indianapolis, IN
36	Hotel	3	12/2024	75	—		Y	12/2029	New Orleans, LA
37	Hotel	3	05/2019	46	—			12/2025	Chicago, IL
38	Industrial	3	03/2021	263	—			05/2026	Various, Sweden
39	Industrial	3	04/2025	242	7			05/2030	Various, US
40	Industrial	3	08/2024	193	30			08/2029	Various, UK
41	Industrial	3	08/2025	79	53			08/2030	Various, Europe
42	Data Centers	3	03/2025	178	120	Y	Y	02/2030	West Jordan, UT
43	Data Centers	3	04/2025	157	—			02/2029	Slough, UK
44	Data Centers	3	05/2025	110	287	Y		06/2030	Abilene, TX
45	Retail	3	12/2024	198	142			07/2030	London, UK
46	Retail(1)	5	11/2014	96	—			09/2026	Cincinnati, OH
47	Retail	2	05/2022	37	—			06/2027	Various, US
48	Mixed Use	3	03/2022	153	15			03/2029	Brooklyn, NY
49	Mixed Use	3	05/2025	151	2			05/2027	London, UK
50	Pubs	3	12/2023	220	0		Y	01/2029	Various, UK
51	Portfolio(3)	3	06/2021	200	13			06/2026	Various, Germany
52	Urban Predevelopment	3	12/2022	135	—			01/2026	Miami, FL
	General CECL Allowance			(39)
	Subtotal / Weighted-Average Commercial Mortgage Loans	2.9		$8,150	$1,035			3.0 Years

Subordinate Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(2)	3	06/2015	$126	—			11/2025	Manhattan, NY
2	Residential(1)(2)	5	05/2020	28	—			11/2025	Manhattan, NY
	General CECL Allowance			—
	Subtotal / Weighted-Average Subordinate Loans	3.4		$154	$—			0.1 Years
	Total / Weighted-Average Loan Portfolio(4)	3.0		$8,304	$1,035			3.0 Years

(1)
Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(2)
Loans are secured by the same property.
(3)
Includes portfolio of office, industrial, and retail property types.
(4)
Total may not foot due to rounding.

Our average asset and debt balances for the nine months ended September 30, 2025 were ($ in thousands):

	Average month-end balances(1)
Description	Assets	Related debt
Commercial mortgage loans	$7,922,751	$5,812,588
Subordinate loans	566,554	—
Note receivable, held for sale	27,467	—

(1)
Average month-end balances reflect principal and borrowings outstanding for assets and related debt, respectively.

Portfolio Management

Our portfolio benefits from our core investment strategy whereby we target assets that are secured by institutional quality real estate throughout the United States and Europe. As discussed in Item 1. "Business—Investment Strategy" in our most recent Annual Report on Form 10-K, the Manager has implemented underwriting standards which place a particular emphasis on due diligence of prospective investments' sponsors and borrowers, as well as assessment of the risk/return profile and appropriate structure of each investment opportunity. As of September 30, 2025, our portfolio's weighted-average origination LTV ratio was 57%, excluding risk-rated "5" loans. This reflects significant equity value which we believe our loan sponsors would be committed to protect during periods of volatility and market disruption.

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

In addition to ongoing asset management, as further described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" to our condensed consolidated financial statements, we perform a quarterly review of our portfolio whereby each loan is assigned a risk rating of "1" through "5," from less risk to greater risk, respectively. This analysis includes assessment of loans based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. In performing the analysis with respect to each loan, these various factors are assessed holistically, with a focus on their interplay, whereby no single factor on its own (whether quantitative or qualitative) is given more weight in the assessment or is prescriptive as to which specific risk rating is assigned to a specific loan. We apply these various factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. As of September 30, 2025, the weighted-average risk rating of the loan portfolio was 3.0.

The following table presents the carrying value of our loans by internal risk rating as of September 30, 2025 ($ in thousands):

Risk Rating	Number of Loans	Total(1)	% of Portfolio
1	—	$—	— %
2	2	684,207	8.2%
3	49	7,461,533	89.4%
4	1	73,112	0.9%
5	2	124,050	1.5%
Total	54	$8,342,902	100.0%
General CECL Allowance(2)		(39,257)
Total carrying value, net		$8,303,645

(1)
Net of Specific CECL Allowance.
(2)
$5.8 million of the General CECL Allowance for 2025 is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

At September 30, 2025, our debt-to-equity ratio was 3.8 and our portfolio was comprised of $8.1 billion of commercial mortgage loans and $0.2 billion of subordinate loans. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio:

	September 30, 2025	December 31, 2024
Debt to Equity Ratio (1)	3.8	3.2

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

Our current debt obligations consist of $1.2 billion, at face value, of corporate debt, $5.9 billion of secured debt arrangements, and $404.5 million of debt related to real estate owned, held for investment. Our corporate debt includes $748.1 million of term loan borrowings and $500.0 million of senior secured notes. Our secured debt arrangements are generally term-matched to the underlying loans, and we anticipate repayments of $0.8 billion of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.

In addition to our debt obligations, as of September 30, 2025, we had $1.0 billion of unfunded loan commitments. We expect that approximately $779.4 million will be funded to existing borrowers in the short term.

Our primary sources of liquidity as of September 30, 2025 were represented with $245.9 million of cash on hand, $12.8 million of loan proceeds held by servicer, $53.3 million of available borrowings under our financing arrangements based on existing collateral and cash flows from operations. Additionally, we held approximately $359.5 million of unencumbered assets and have $57.6 million of additional capacity on our construction financing secured by our Brooklyn Multifamily Development property which is available to fund future construction costs.

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

Borrowings Under Various Financing Arrangements

The following table summarizes the outstanding balances and maturities for our various financing arrangements:

	September 30, 2025		December 31, 2024
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured Credit Facilities(3)	$4,225,435	December 2029	$3,235,982	November 2026
Barclays Private Securitization(4)	1,680,125	February 2028	1,587,780	May 2027
Revolving Credit Facility	—	August 2028	—	March 2026
Total Secured Debt Arrangements	5,905,560		4,823,762
Debt Related to Real Estate Owned	404,535	July 2027	327,662	July 2027
Senior Secured Term Loans(5)	748,125	June 2030	761,250	January 2027
Senior Secured Notes	500,000	June 2029	500,000	June 2029
Total Borrowings	$7,558,220		$6,412,674

(1)
Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)
Maturity dates represent weighted-average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)
As of September 30, 2025, we had six secured credit counterparties through wholly-owned subsidiaries.
(4)
As of September 30, 2025, we had £800.3 million, €335.2 million, and kr2.0 billion ($1.7 billion assuming conversion into USD as of September 30, 2025) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
(5)
As of September 30, 2025, we held one senior secured term loan, our 2030 Term Loan, which represents the refinancing of our 2026 and 2028 Term Loans that were outstanding as of December 31, 2024. Refer to "Note 8 – Senior Secured Term Loans, Net" for discussion of the refinance.

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

As of September 30, 2025 and December 31, 2024, we had 6,770,393 shares of our Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.

The following table details our dividend activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dividends declared per share of:	2025	2024	2025	2024
Common Stock	$0.25	$0.25	$0.75	$0.95
Series B-1 Preferred Stock	$0.45	$0.45	$1.35	$1.35

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

Real Estate Owned (and Related Debt)

In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or deed-in-lieu of foreclosure. Foreclosed properties are classified as real estate owned and recognized at fair value on our condensed consolidated balance sheets in accordance with the acquisition method under ASC 805. Real estate assets acquired may include land, building, FF&E, and intangible assets. In accordance ASC 820, we may utilize the income, market, or cost approach (or combination thereof) to determine fair value.

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

General CECL Allowance

There are a number of significant assumptions required to estimate our General CECL Allowance which include deriving and applying an annual historical loss rate, estimating the impacts of current and future macroeconomic conditions, and forecasting the timing of expected repayments, satisfactions and future fundings.

We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the third quarter of 2025 provided by Trepp. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which we determine an appropriate historical loss rate. This historical loss rate, and ultimately the General CECL Allowance we derive, is sensitive to the CMBS dataset we select.

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

To the extent consistent with maintaining our REIT qualification, we seek to manage risk exposure to protect our portfolio of financial assets against the effects of major interest rate changes. We generally seek to manage this risk by:

•
attempting to structure our financing agreements to have a range of different maturities, terms, amortization, and interest rate adjustment periods;
•
using hedging instruments and interest rate swaps, when we deem appropriate; and
•
to the extent available and appropriate, using securitization financing to better match the maturity of our financing with the duration of our assets.

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following September 30, 2025, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity(1)	Increase to net interest income (2)(3)	Increase to net interest income (per share) (2)(3)	Decrease to net interest income (2)(3)	Decrease to net interest income (per share) (2)(3)
USD	$192,022	$1,478	$0.01	$(268)	$(0.00)
GBP	614,442	3,072	0.02	(3,072)	(0.02)
EUR	278,584	640	0.00	318	0.00
SEK	52,670	263	0.00	(263)	(0.00)
Total:	$1,137,718	$5,453	$0.04	$(3,285)	$(0.02)

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

During the period ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Apollo Commercial Real Estate Finance, Inc.

October 30, 2025	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

October 30, 2025	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)