Form 10-K
period 2025-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2026-02-10
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________

FORM 10-K

__________________________________

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1.3 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

As of February 9, 2026, there were 139,598,983 shares, $0.01 par value per share, of the registrant's common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant's proxy statement for the 2026 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING INFORMATION

In this annual report on Form 10-K, references to "ARI," "Company," "we," "us," or "our" refer to Apollo Commercial Real Estate Finance, Inc. and its subsidiaries; references to the "Manager" refer to ACREFI Management, LLC, an indirect subsidiary of Apollo Global Management, Inc., unless specifically stated otherwise or the context otherwise indicates.

We make forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission ("SEC"), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: higher interest rates and inflation; market trends in our industry, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; unexpected costs or unexpected liabilities, including those related to litigation; our ability to consummate the Asset Sale (as defined below); closing timeline of the Asset Sale; our execution costs in connection with the solicitation of proxies and the consummation of the Purchase Agreement (as defined below); potential benefits and effects of the Asset Sale; and the amount and use of proceeds from the Asset Sale.

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

Risks Related to the Asset Sale

•
While the Asset Sale is pending, we are subject to uncertainty and contractual restrictions that could disrupt our business.
•
The Purchase Agreement contains a termination fee and may discourage competing offers.
•
The Purchase Agreement contains provisions that, after expiration of the go-shop period, could discourage a potential competing acquiror or could result in any competing proposal being at a lower price than it might otherwise be.
•
Our management agreement with our Manager is difficult to terminate, which may discourage competing proposals from other bidders.
•
The conditions under the Purchase Agreement to our consummation of the Asset Sale may not be satisfied in the anticipated timeframe or at all.
•
In the event that the Asset Sale is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.
•
We may face litigation filed against us over the Purchase Agreement.
•
Our ability to adjourn the Special Meeting is limited, which could prevent us from obtaining the required stockholder approval of the Asset Sale.

Risks Related to Our Future Operations

•
The uncertainty regarding the use of proceeds from the Asset Sale and our future operations may negatively impact the value and liquidity of our common stock

Item 1. Business

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

We are externally managed and advised by the Manager, an indirect subsidiary of Apollo Global Management, Inc. (together with its subsidiaries, "Apollo"), a global, high-growth alternative asset manager with assets under management of approximately $938.4 billion as of December 31, 2025. The Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.

Our principal business objective is to acquire our target assets in order to provide attractive risk adjusted returns to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. As of December 31, 2025, we held a diversified portfolio comprised of approximately $8.7 billion of commercial mortgage loans and $62.2 million of subordinate loans and other lending assets. As of December 31, 2025, we had financed this portfolio with $6.3 billion of secured debt arrangements, $746.3 million senior secured term loans (the "Term Loans"), and $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"). Additionally, as of December 31, 2025, we held $842.9 million of real estate assets, and $425.8 million of related financing.

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

PROPOSED TRANSACTIONS WITH ATHENE

On January 27, 2026, we entered into an Asset Purchase and Sale Agreement (the "Purchase Agreement") with Athene Holding Ltd. ("Athene"). In connection with the transactions contemplated by the Purchase Agreement (the "Asset Sale"), we also entered into a letter agreement (the "Management Agreement Side Letter") with ACREFI Operating, LLC, a subsidiary of the Company ("Operating LLC") and the Manager, and a letter agreement (the "Expense Reimbursement Letter Agreement", and together with the Purchase Agreement and the Management Agreement Side Letter, the "Transaction Documents") with Apollo Management Holdings, L.P. ("Apollo Management Holdings"). Each of Athene and Apollo Management Holdings is a subsidiary of Apollo. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Athene will purchase from the Company, and the Company will sell to Athene, the Company's entire commercial real estate loan portfolio (collectively, the "Loans") as of the date of closing of the Asset Sale (the "Closing"), other than two loans with a combined total principal balance of $146 million, as of December 31, 2025, currently held by the Company which are expected to be repaid prior to the Closing. Assuming the Closing occurs, our strategy and operations going forward may change. Refer to "Note 20 - Subsequent Events" to the accompanying consolidated financial statements for further detail.

INVESTMENT STRATEGY

To identify attractive opportunities within our target assets, we rely on the expertise of the Manager and its affiliates as well as their platform which integrates real estate experience with private equity and capital markets expertise, in transaction sourcing, underwriting, execution, asset operation, management and disposition. In the near term, we expect to continue to deploy our capital through the origination and acquisition of performing commercial first mortgage loans, subordinate financings and other commercial real estate-related debt investments at attractive risk-adjusted yields.

We target assets that are secured by institutional quality real estate throughout the United States and Europe. Our underwriting includes a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to-values, property quality and market and sub-market dynamics. The Manager may also capitalize on opportunistic pricing dislocations created by distressed sellers or distressed capital structures where a lender or holder of a loan or security is in a compromised situation due to the relative size of its portfolio, the magnitude of nonperforming loans, or regulatory/rating agency issues driven by potential capital adequacy or concentration issues. In pursuing investments with attractive risk-reward profiles, we incorporate our views, generally or in specific geographic regions as applicable, of the current and future economic environment, our outlook for real estate in general and particular asset classes and our assessment of the risk-reward profile derived from our underwriting and cash flow analysis, including taking into account relative valuation, supply and demand fundamentals, the level of interest rates, the shape of the yield curve, prepayment rates, financing and liquidity, real estate prices, delinquencies, default rates, recovery of various sectors and vintage of collateral. In general, we pursue a value-driven approach to underwriting and diligence, consistent with the historical investment strategy of the Manager and its affiliates. Each prospective investment receives a rigorous, credit-oriented evaluation towards determining the risk/return profile of the opportunity and the appropriate pricing and structure for the prospective investment. On our behalf, the Manager has implemented underwriting standards founded on fundamental market and credit analyses with a focus on current and sustainable cash flows. These underwriting standards place a particular emphasis on due diligence of the sponsor and borrower. Apollo has implemented comprehensive anti-money laundering policies and procedures, including know-your-customer and beneficial owner controls. In addition, we believe that taking all available factors into account can help drive value creation and incorporate sustainability considerations into the investment analysis and decision-making process, including conducting and completing environmental risk assessment for all of the properties underlying our loans. We also utilize forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than U.S. dollars ("USD").

All investment decisions are made with a view to maintaining our qualification as a REIT and our exclusion from registration under the 1940 Act.

FINANCING STRATEGY

We use borrowings as part of our financing strategy, in addition to raising capital through public offerings of our equity and debt securities. We believe the amount of leverage we use is consistent with our intention of keeping total borrowings within a prudent range, as determined by the Manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in our investment portfolio, the potential for losses and extension risk in our investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of our financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the type of collateral underlying such target assets. In utilizing leverage, we seek to enhance equity returns while limiting interest rate exposure. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loans and other lending assets given built-in inherent structural leverage. We obtain financing through a variety of sources including secured credit facilities, a revolving credit facility, private securitizations and corporate-level debt. As of December 31, 2025, we had $4.7 billion of borrowings outstanding under our secured debt arrangements, diversified across six counterparties, and $1.5 billion of borrowings outstanding under our private securitization with Barclays Bank, plc (the "Barclays Private Securitization"). As of December 31, 2025, we had no borrowings outstanding under our revolving credit facility administered by Bank of America, N.A (our "Revolving Credit Facility"), which has a total capacity of $275.0 million. During the year ended December 31, 2025, we entered into four new credit facilities which provided additional capacity of $1.4 billion. In addition, as of December 31, 2025, we had $1.2 billion of corporate level debt including Term Loans and 2029 Notes. In the future, we may increase or decrease our borrowing levels and also seek to raise further equity or debt capital in order to achieve our investment strategy.

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

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our borrowings and hedging as of December 31, 2025.

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

So-called "anti-ESG" sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation, or issued executive orders and legal opinions. For example, anti-boycott legislation in certain states target financial institutions that are perceived as "boycotting" or "discriminating against" companies in certain industries (e.g., energy and mining) and prohibit government entities from doing business with such institutions and/or investing the government's assets through such institutions. Similar policies have been implemented or are being proposed at the federal level. In addition, certain jurisdictions now require that relevant government entities or managers/administrators of government investments make investments based solely on pecuniary factors without consideration of non-pecuniary environmental, social and governance factors. If investors subject to such legislation viewed us, our policies, or our practices, as being in contradiction of such "anti-ESG" policies, legislation or legal opinions, such investors may not invest in us, which could negatively affect our financial performance.

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

As of December 31, 2025, we had secured debt arrangements in place, with an aggregate borrowing capacity of approximately $7.8 billion. We may utilize credit facilities and additional secured debt arrangements to finance our assets if they become available on acceptable terms. In the event we utilize such financing arrangements, they may involve the risk that the market value of our assets pledged or sold by us to the secured debt arrangements counterparty or provider of the credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay its debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to credit facilities and increase our cost of capital. The lenders may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

Our assets include loans that are denominated in currencies other than USD or are secured by assets located outside the United States. As of December 31, 2025, $3.8 billion, or 43.3%, of our assets (by carrying value) were comprised of such loans. Investments in countries outside the United States may subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets as well as political and economic instability abroad, and concerns regarding the stability of the sovereign debt of certain European countries, and other geopolitical issues, any of which factors could adversely affect our receipt of returns on and distributions from these assets. In addition, fluctuations in exchange rates between foreign currencies and USD could expose us to foreign currency risk. All of the foregoing could adversely affect the book value of our assets and the income from those assets.

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

We currently intend to continue to satisfy these tests and maintain our qualification as a REIT following the Asset Sale and after adopting any new asset strategy we decide to pursue. However, the composition of our assets and sources of income will change significantly following the Asset Sale and as a result of any such new asset strategy, and no assurance can be provided that we will satisfy the requirements for qualification as a REIT under all circumstances. Refer to "Note 20 - Subsequent Events" to the accompanying consolidated financial statements for further detail.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income test annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of our investments in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, not more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not secured by real property, and, for taxable years beginning on or after January 1, 2026, no more than 25% (20% for prior taxable years) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries ("TRSs"). Following the Asset Sale, we will continue to hold certain of our assets through one or more TRSs. We believe that our interests in TRSs will satisfy the 25% TRS test, but no assurance can be provided that we will satisfy this test under all circumstances. In addition, the TRS test and other REIT requirements could impact our ability to pursue certain investments or asset strategies. For example, our ability to dispose of assets may be limited if the disposition of such assets would cause us to fail to satisfy the 25% TRS test, and our ability to invest in certain assets will be limited to the extent that such assets do not qualify for purposes of the REIT income and asset tests. Refer to "Note 20 - Subsequent Events" to the accompanying consolidated financial statements for further detail. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

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

The failure of a loan, including a mezzanine loan or modified loan, to qualify as a real estate asset, or the failure of certain arrangements relating to our hotels to satisfy the REIT requirements, could adversely affect our ability to qualify as a REIT.

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

Furthermore, for a period immediately following the Asset Sale, a substantial portion of our gross income will be rent pursuant to leases of hotels between us and our TRS. For rent paid pursuant to such leases to qualify for purposes of the REIT gross income tests, the lease must be respected as a true lease for U.S. federal income tax purposes and must not be treated as a service contract, joint venture or some other type of arrangement. Similarly, the hotel must be operated by a third party manager meeting certain requirements. We believe each of our leases will be respected as a true lease for U.S. federal income tax purposes, and we believe our arrangements with our managers meet the applicable requirements for REIT qualification. There can be no assurances, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for U.S. federal income tax purposes, or our hotels are otherwise not treated as satisfying the REIT requirements, our ability to satisfy the REIT gross income and other requirements could be adversely affected.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, for taxable years beginning on or after January 1, 2026, no more than 25% (20% for prior taxable years) of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

ACREFI TRS, ARM TRS, and ACREFI III TRS and any other domestic TRSs that we may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. In addition, while not intended, it is possible that ACREFI II TRS and ACRE Debt TRS could be subject to U.S. federal, state, and local income tax on all or a portion of its income. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

RISKS RELATED TO THE ASSET SALE

While the Asset Sale is pending, we are subject to uncertainty and contractual restrictions that could disrupt our business.

On January 27, 2026, we entered into the Purchase Agreement. Refer to "Note 20 - Subsequent Events" to the accompanying consolidated financial statements for further detail. Whether or not the Asset Sale is consummated, the Asset Sale may disrupt our current plans and operations, which could have an adverse effect on our business, financial condition and results of operations. We may incur unexpected costs, charges, or expenses resulting from the Asset Sale. Furthermore, we cannot predict how our existing or future relationships will view or react to the Asset Sale during the pendency or upon consummation of the Asset Sale. If we are unable to continue our relationships or affiliations, our revenues, financial condition, and results of operations may be adversely affected.

Our management could experience uncertainty or face significant burdens from their commitment of substantial amounts of time and attention toward the completion of the Asset Sale. In addition, whether or not the Asset Sale is consummated, while it is pending, we will continue to incur costs, fees, expenses, and charges related to the Asset Sale, including legal, accounting, financial advisor, filing, printing, and mailing fees, which may materially and adversely affect our financial condition and results of operations. In addition, the Purchase Agreement generally requires the Company to conduct its business in the ordinary course of business and in a manner consistent with past practice and also restricts us from taking certain actions with respect to our business and financial affairs without the consent of Athene. Such restrictions will be in place until the Asset Sale is either consummated or terminated. Such restrictions could adversely affect our business and results of operations prior to completion of the Asset Sale.

The Purchase Agreement contains a termination fee and may discourage competing offers.

The Purchase Agreement contains termination rights for both us and Athene under certain circumstances, including the right of the Company to terminate the Purchase Agreement to accept a Superior Proposal (as defined in the Purchase Agreement), subject to and in accordance with the terms and conditions of the Purchase Agreement, and provides that, in connection with the termination of the Purchase Agreement by us to enter into an alternative acquisition agreement providing for a Superior Proposal, we will pay Athene a Termination Fee (as defined in the Purchase Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration that will be paid by Athene pursuant to the Purchase Agreement.

The Purchase Agreement contains provisions that, after expiration of the go-shop period, could discourage a potential competing acquiror or could result in any competing proposal being at a lower price than it might otherwise be.

The Purchase Agreement contains "no shop" provisions that, subject to limited exceptions and the expiration of the 25-day "go-shop" period (which "go-shop" period will expire at 11:59 p.m. (Eastern time) on February 21, 2026), will restrict our ability to solicit, encourage, facilitate or discuss competing third-party acquisition proposals. In addition, before our board of directors may withdraw or qualify its recommendation, Athene generally has an opportunity to offer to modify the terms of the Purchase Agreement in response to any competing proposals.

Our management agreement with our Manager is difficult to terminate, which may discourage competing proposals from other bidders.

Our management agreement with our Manager can only be terminated in certain limited situations where two-thirds of the independent directors of our board of directors agree that (i) there has been unsatisfactory performance by our Manager that is materially detrimental to the Company and its subsidiaries or (ii) the compensation payable to our Manager thereunder is unfair, subject, in the case of clause (ii), to the right of the Manager to propose to reduce its fee to a level that two-thirds of such independent directors deem fair.

This could discourage a Superior Proposal from a potential competing acquiror, even if such third party were prepared to pay consideration with a higher value than the value of the consideration that will be paid by Athene pursuant to the Purchase Agreement.

The conditions under the Purchase Agreement to our consummation of the Asset Sale may not be satisfied in the anticipated timeframe or at all.

Under the terms of the Purchase Agreement, the consummation of the Asset Sale is subject to a number of closing conditions. There is no guarantee that all closing conditions will be satisfied (or waived, if permitted by the Purchase Agreement and applicable law). Many of the conditions to consummation of the Purchase Agreement are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Purchase Agreement and applicable law). Difficulties in otherwise satisfying the conditions may prevent, delay, or otherwise materially adversely affect the consummation of the Asset Sale.

If an event occurs delaying or preventing the Asset Sale, such delay or failure to complete the Asset Sale may create uncertainty or otherwise have negative consequences, which may materially and adversely affect our revenue, financial condition and results of operations, as well as the price per share for our common stock, and could cause us not to realize some or all of the benefits that we expect to achieve if the Asset Sale is successfully completed within its expected timeframe.

In the event that the Asset Sale is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.

The conditions to the consummation of the Asset Sale may not be satisfied as noted above. If the Asset Sale is not consummated, we would remain liable for significant transaction costs and fees, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Asset Sale.

For these and other reasons, not consummating the Asset Sale could adversely affect our results of operations. Furthermore, if we do not consummate the Asset Sale, the price of our common stock may decline significantly from the current market price, and you may not recover your investment. Certain costs associated with the Asset Sale have already been incurred or may be payable even if the Asset Sale is not consummated.

We may face litigation filed against us over the Purchase Agreement.

Currently, we are not aware of any complaints filed or litigation pending related to the Purchase Agreement. However, litigation is a common occurrence in connection with transactions similar to the proposed transaction, so we face potential for litigation or other disputes that relate to the Purchase Agreement, including claims related to our process or disclosures and investigatory demands under Maryland law. We can provide no assurance that such litigation, disputes, or demands will not arise in the future. Any such litigation, disputes, or demands, whether successful or not, could delay the closing of the Asset Sale or could have a material adverse effect on our results of operations and financial condition.

Our ability to adjourn the Special Meeting is limited, which could prevent us from obtaining the required stockholder approval of the Asset Sale.

Under the terms of the Purchase Agreement, our ability to postpone or adjourn the special meeting of our stockholders (the "Special Meeting") without consent of Athene is limited. As a result, if the requisite vote of our stockholders is not obtained at the Special Meeting or any permitted adjournment, we may be unable to secure approval of the Asset Sale, notwithstanding the time, effort, and expense incurred in connection with preparing for and holding the Special Meeting.

RISKS RELATED TO OUR FUTURE OPERATIONS

The uncertainty regarding the use of proceeds from the Asset Sale and our future operations may negatively impact the value and liquidity of our common stock.

Assuming the Asset Sale is consummated, we will have broad discretion regarding the use of proceeds from the Asset Sale. Although our board of directors will evaluate various alternatives regarding the use of the proceeds from the Asset Sale with a goal to maximize the value of our common stock, we cannot guarantee that the strategy determined by our board of directors will ultimately result in the maximization of the value of our common stock. This uncertainty may negatively impact the value and liquidity of our common stock.

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

Cybersecurity Governance

The AGM board of directors' oversight of cybersecurity risk management is supported by the audit committee of the AGM board of directors (the "AGM audit committee"), the AAM Global Risk Committee ("AGRC"), the Operational Risk Forum (the "ORF"), the Cybersecurity Working Group and management. The AGM board of directors, the AGM audit committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo's information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo's risk management professionals, AGM's CISO, other members of management and relevant management committees and working groups. The Cyber Security Working Group is chaired by AGM's CISO and has representation from Apollo's Technology, Legal, Compliance, and ERM teams. The group generally meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. AGM's CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn generally reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM's board of directors and/or the AGM audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM board of directors or the AGM audit committee receives presentations and reports on cybersecurity risks from AGM's CISO, as well as from AHL's CISO, at least annually.

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

Item 2. Properties

Our principal executive office is located at 9 West 57th Street, 42nd Floor, New York, New York 10019,

telephone 212-515-3200.

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

Holders

As of February 9, 2026, we had 395 registered holders of our common stock. The 395 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

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

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 500 (the "S&P 500"), and the FTSE Nareit All Mortgage Capped Index (the "FNMRC Index"), a published industry index, from December 31, 2020 to December 31, 2025. The graph assumes that $100 was invested on December 31, 2020 in our common stock, the S&P 500 and the FNMRC Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Apollo Commercial Real Estate Finance, Inc.	100.00	133.97	123.40	151.73	127.52	155.20
S&P 500	100.00	128.68	105.35	133.02	166.27	195.96
FTSE Nareit AMC Index	100.00	116.81	85.38	98.27	97.96	111.60

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months or year ended December 31, 2025.

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

We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $938.4 billion as of December 31, 2025.

The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.

Proposed Transactions with Athene

On January 27, 2026, we entered into the Purchase Agreement with Athene. In connection with the Asset Sale, we also entered into the Management Agreement Side Letter with Operating LLC and the Manager, and the Expense Reimbursement Letter Agreement with Apollo Management Holdings. The Company is externally managed and advised by the Manager, which is a subsidiary of Apollo, and each of Athene and Apollo Management Holdings is a subsidiary of Apollo. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Athene will purchase from the Company, and the Company will sell to Athene, the Loans as of the Closing, other than two loans with a combined total principal balance of $146 million, as of December 31, 2025, currently held by the Company which are expected to be repaid prior to the Closing. Refer to "Note 20 - Subsequent Events" to the accompanying consolidated financial statements for further detail.

Current Market Conditions

Certain external events such as public health issues, natural disasters, political and economic instability abroad, concerns regarding the stability of the sovereign debt of certain European countries, and other geopolitical issues, have adversely impacted the global economy and have contributed to significant volatility in financial markets. Due to various uncertainties caused by such external events and recent macroeconomic trends, including inflation and higher interest rates, further business risks could arise. Some of the factors that impacted us to date and may continue to affect us are outlined in Item 1A. "Risk Factors".

Results of Operations

Our results of operations discuss fiscal years ended December 31, 2025 and 2024 items and year-to-year comparisons between fiscal years ended December 31, 2025 and 2024. Discussions of prior period items and year-to-year comparisons between fiscal years ended December 31, 2024 and 2023 can be found in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Net Income (Loss) Available to Common Stockholders

For the years ended December 31, 2025 and 2024, our net income (loss) available to common stockholders was $114.4 million, or $0.81 per diluted share of common stock, and ($131.9) million, or ($0.97) per diluted share of common stock, respectively.

Operating Results

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2025 and 2024 ($ in thousands):

	Year ended
	December 31, 2025	December 31, 2024	Change
Net interest income:
Interest income from commercial mortgage loans	$625,493	$699,389	$(73,896)
Interest income from subordinate loans and other lending assets	1,288	3,542	(2,254)
Interest expense	(460,089)	(503,949)	43,860
Net interest income	166,692	198,982	(32,290)
Operations related to real estate owned:
Revenue from real estate owned operations	104,897	104,689	208
Operating expenses related to real estate owned	(85,213)	(81,683)	(3,530)
Depreciation and amortization on real estate owned	(11,173)	(11,668)	495
Net income related to real estate owned	8,511	11,338	(2,827)
Operating expenses:
General and administrative expenses	(27,410)	(29,649)	2,239
Management fees to related party	(34,165)	(36,120)	1,955
Total operating expenses	(61,575)	(65,769)	4,194
Other income, net	7,872	4,498	3,374
Income from equity method investment	15,413	—	15,413
Net realized loss on investments	(7,436)	(128,191)	120,755
Decrease (increase) in Specific CECL Allowance	4,500	(149,500)	154,000
Increase in General CECL Allowance, net	(7,729)	(6,284)	(1,445)
Gain (loss) on foreign currency forward contracts	(98,703)	52,590	(151,293)
Foreign currency translation gain (loss)	99,483	(37,476)	136,959
Gain on interest rate hedging instruments	23	570	(547)
Net income (loss) before taxes	$127,051	$(119,242)	$246,293
Income tax provision	(331)	(394)	63
Net income (loss)	$126,720	$(119,636)	$246,356

Net Interest Income

Net interest income decreased by $32.3 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily attributable to lower average index rates during the year ended December 31, 2025, realization of a loss on investment during the third quarter of 2024 and modification of two of our commercial mortgage loans converting them from floating rate loans to fixed rate loans during the second quarter of 2024. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

For the year ended December 31, 2025, we recorded net income related to real estate owned of $8.5 million, compared to net income of $11.3 million for the year ended December 31, 2024. The decrease in net income is primarily due to an increase in operating expenses related to the Brooklyn Multifamily Development, as the property reached substantial completion during the second half of 2025 and the lease-up of the property continues to ramp up. We recorded a net loss from the property's operations of $1.3 million during the year ended December 31, 2025. There was no such activity during the year ended December 31, 2024 as the property was still under construction with no revenue streams generated and all expenses being capitalized. Refer to "Note 5 – Real Estate Owned" for full discussion of operations related to real estate owned.

Operating Expenses

General and administrative expenses decreased by $2.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a decrease in amortization of RSUs.

Management fees expense decreased by $2.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a decrease in Stockholders' Equity (as defined in the Management Agreement) during the year ended December 31, 2025.

Income from Equity Method Investment

During the year ended December 31, 2025, we recorded net income from equity method investment of $15.4 million. The increase in net income attributable to the Massachusetts Healthcare JV was due to a $17.4 million net gain on litigation settlement recorded during the year ended December 31, 2025. This income was partially offset with a net loss from operations of the Massachusetts Healthcare JV during the year ended December 31, 2025. There was no such activity during the year ended December 31, 2024, as the Massachusetts Healthcare JV did not take title of the two hospitals until the first quarter of 2025.

Refer to "Note 6 – Other Assets" and "Note 16 – Commitments and Contingencies" for additional information.

Net Realized loss on Investments

During the year ended December 31, 2025, we recorded a $7.4 million net realized loss on investments, consisting of (i) a $1.2 million realized loss on the sale of a promissory note previously recorded as Note receivable, held for sale and (ii) a $6.2 million realized loss related to the discounted payoff of the Michigan Office Loan.

Comparatively, during the year ended December 31, 2024, we recorded a $128.2 million net realized loss on investments, consisting of (i) a $127.5 million realized loss related to the extinguishment of the Massachusetts Healthcare Loan, and (ii) a $0.7 million realized loss related to the sale of a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI.

Refer to "Note 3 – Fair Value Disclosure" and "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Decrease (increase) in Specific CECL Allowance, net

During the year ended December 31, 2025, we recorded a net decrease in our Specific CECL Allowance of $4.5 million. This amount consisted of: (i) a $1.3 million reversal and a $6.2 million write-off of our allowance related to the discounted payoff of our Michigan Office Loan; and (ii) a $3.0 million allowance on a commercial mortgage loan secured by a hotel in Chicago, IL.

Comparatively, during the year ended December 31, 2024, we recorded a net increase in our Specific CECL Allowance of $149.5 million related to two of our subordinate loans. This amount consisted of: (i) a $142.0 million allowance recorded in the first quarter of 2024 for a mezzanine loan secured by an ultra-luxury residential property in Manhattan, NY; and (ii) a $7.5 million allowance recorded during the second quarter of 2024 for the Michigan Office Loan. Additionally, we recorded an increase and subsequent write-off of $127.5 million of our Specific CECL Allowance related to the Massachusetts Healthcare Loan. The $127.5 million write-off was recorded as a realized loss within net realized loss on investments in our December 31, 2024 consolidated statement of operations.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 6 – Other Assets" for additional detail.

Increase in General CECL Allowance, net

The General CECL Allowance increased by $7.7 million and $6.3 million during the years ended December 31, 2025 and 2024, respectively. The increases were primarily related to loan originations and the impacts of extending our expected loan repayment dates.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the years ended December 31, 2025 and 2024 were net gains of $0.8 million and $15.1 million, respectively. The decrease in the net gain for the year ended December 31, 2025 compared to the year ended December 31, 2024 was predominantly due to higher forward point estimates for the year ended December 31, 2025.

Subsequent Events

Refer to "Note 20 – Subsequent Events" to the accompanying consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to December 31, 2025.

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

For the year ended December 31, 2025, our Distributable Earnings were $148.7 million, or $1.05 per share, as compared to $61.3 million, or $0.43 per share for the prior year.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Year Ended December 31,
	2025	2024
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	138,868,602	139,674,140
Unvested RSUs, net(1)	2,334,215	2,601,703
Diluted shares - Distributable Earnings	141,202,817	142,275,843

(1)
Unvested RSUs are net of incremental shares assumed repurchased under the treasury stock method, if dilutive. There were no incremental shares included in the years ended December 31, 2025 and 2024

As a REIT, U.S. federal income tax law generally requires us to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that we pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons stockholders invest in a REIT, we generally intend over time to pay dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Distributable Earnings is a key factor considered by the board of directors in setting the dividend and as such we believe Distributable Earnings is useful to investors.

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

During the year ended December 31, 2025, we recorded a realized loss on investments of $7.4 million consisting of (i) a $1.2 million realized loss on the sale of a promissory note previously recorded as Note receivable, held for sale and (ii) a $6.2 million realized loss related to the discounted payoff of the Michigan Office Loan. We also recorded a realized gain of $17.4 million within Income from equity method investment on our consolidated statement of operations from a litigation settlement with the Commonwealth of Massachusetts relating to the Massachusetts Healthcare Loan. Refer to "Note 3 – Fair Value Disclosure," "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net," "Note 6 – Other Assets" and "Note 16 – Commitments and Contingencies" for further discussion.

During the year ended December 31, 2024, we recorded a realized loss on investments of $128.2 million consisting of (i) a $127.5 million realized loss related to the Massachusetts Healthcare Loan and (ii) a $0.7 million realized loss on the sale of a commercial mortgage loan. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 6 – Other Assets" for further discussion.

Accordingly, the table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to realized loss on investments and realized gain on litigation settlement ($ in thousands):

	Year Ended December 31,
	2025	2024
Net income (loss) available to common stockholders	$114,448	$(131,908)
Adjustments:
Equity-based compensation expense	13,631	16,468
Loss (gain) on foreign currency forwards	98,703	(52,590)
Foreign currency loss (gain), net	(99,483)	37,476
Unrealized loss on interest rate cap	379	1,373
Realized gains relating to interest income on foreign currency hedges, net	524	4,054
Realized gains relating to forward points on foreign currency hedges, net	6,091	18,991
Depreciation and amortization on real estate owned	11,173	11,668
Increase (decrease) in current expected credit loss allowance, net	3,229	155,784
Realized loss on investments	7,436	128,191
Realized gain on litigation settlement	(17,394)	—
Total adjustments:	24,289	321,415
Distributable Earnings prior to realized loss on investments and realized gain on litigation settlement	$138,737	$189,507
Realized loss on investments	$(7,436)	$(128,191)
Realized gain on litigation settlement	17,394	—
Distributable Earnings	$148,695	$61,316
Diluted Distributable Earnings per share prior to realized loss on investments and realized gain on litigation settlement	$0.98	$1.33
Diluted Distributable Earnings per share of common stock	$1.05	$0.43
Weighted-average diluted shares - Distributable Earnings	141,202,817	142,275,843

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2025	December 31, 2024
Stockholders' Equity	$1,856,090	$1,874,481
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$1,686,830	$1,705,221
Common Stock	138,943,831	138,174,636
Book value per share	$12.14	$12.34

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

Investment Activity

During the year ended December 31, 2025, we committed $4.4 billion of capital to new loans ($3.3 billion was funded at closing), and provided $899.4 million of add-on fundings. During the year ended December 31, 2025, we received $2.9 billion in repayments and sales of loans and other lending assets.

Loan Portfolio Overview

Loan Portfolio Details

The following table sets forth certain information regarding our loan portfolio as of December 31, 2025 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted-Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$8,712,018	6.6%	7.4%	$6,277,226	5.5%	$2,434,792
Subordinate loans, net	62,198	0.0%	0.0%	—	—	62,198
Total/Weighted-Average	$8,774,216	6.5%	7.3%	$6,277,226	5.5%	$2,496,990

(1)
Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of December 31, 2025 on the floating rate loans.
(2)
Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)
Gross of deferred financing costs of $8.7 million.
(4)
Cost of funds includes weighted-average spread and applicable benchmark rates as of December 31, 2025 on secured debt arrangements.
(5)
Represents loan portfolio at carrying value less secured debt outstanding.

The following table provides additional details of our commercial mortgage loan portfolio and subordinate loan portfolio as of December 31, 2025 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential	3	12/2021	$247	$9			02/2027	Various, UK
2	Residential	3	08/2025	237	15			09/2030	Various, US
3	Residential	3	11/2025	225	22		Y	11/2030	Manhattan, NY
4	Residential	3	08/2024	157	—			08/2029	Various, UK
5	Residential	3	04/2024	157	—			05/2029	Emeryville, CA
6	Residential	3	04/2025	153	—			04/2030	Various, US
7	Residential	3	04/2025	148	—			05/2030	Jersey City, NJ
8	Residential	3	09/2025	141	42	Y		09/2030	Charlotte, NC
9	Residential	3	03/2025	130	2		Y	04/2029	Port St. Lucie, FL
10	Residential(2)	3	08/2022	112	—			11/2026	Manhattan, NY
11	Residential	3	10/2024	103	—			11/2029	Various, US
12	Residential	3	06/2024	99	—			07/2029	Washington, DC
13	Residential	3	08/2025	92	13			08/2030	Various, UK
14	Residential	3	02/2025	89	—		Y	02/2030	Miami, FL
15	Residential	3	05/2021	76	—			05/2027	Cleveland, OH
16	Residential	3	05/2025	64	—		Y	05/2030	Manhattan, NY
17	Residential	3	02/2025	22	—			02/2027	Miami, FL
18	Office	2	02/2022	656	84		Y	12/2028	London, UK
19	Office(3)	3	12/2025	267	79		Y	12/2030	Manhattan, NY
20	Office	3	06/2019	241	32			06/2030	Berlin, Germany
21	Office	3	01/2020	230	23		Y	03/2028	Long Island City, NY
22	Office	3	02/2020	210	63		Y	03/2028	London, UK
23	Office	3	02/2022	174	—			06/2027	Milan, Italy
24	Office	3	11/2022	100	—			09/2026	Chicago, IL
25	Office	4	03/2018	73	—		Y	09/2027	Chicago, IL
26	Hotel	3	12/2023	340	15			12/2030	Various, Europe
27	Hotel	3	10/2025	229	14		Y	10/2028	London, UK
28	Hotel	3	07/2021	180	—			08/2026	Various, US
29	Hotel	3	09/2025	149	—			10/2030	Manhattan, NY
30	Hotel	3	09/2015	139	—			12/2026	Manhattan, NY
31	Hotel	3	06/2024	131	—			06/2029	St. Petersburg, FL
32	Hotel	3	08/2025	123	4		Y	09/2030	San Diego, CA
33	Hotel	3	06/2024	110	5			07/2029	Brooklyn, NY
34	Hotel	3	11/2021	87	—			12/2026	St. Thomas, USVI
35	Hotel	3	12/2024	84	2		Y	01/2030	Indianapolis, IN
36	Hotel	3	12/2025	82	—			04/2027	Manhattan, NY
37	Hotel	3	12/2024	75	—		Y	12/2029	New Orleans, LA
38	Hotel(1)	5	05/2019	43	—			02/2026	Chicago, IL
39	Industrial	3	03/2021	261	—			05/2027	Various, Sweden
40	Industrial	3	04/2025	244	4			05/2030	Various, US
41	Industrial	3	08/2024	204	20			08/2029	Various, UK
42	Industrial	3	11/2025	181	27			12/2030	Various, US
43	Industrial	3	08/2025	80	53			08/2030	Various, Europe
44	Data Center	3	03/2025	208	91	Y	Y	02/2030	West Jordan, UT
45	Data Center	3	05/2025	194	203	Y		06/2030	Abilene, TX
46	Data Center	3	04/2025	158	—			02/2029	Slough, UK
47	Retail	3	12/2024	199	142			07/2030	London, UK
48	Retail(1)	5	11/2014	96	—			09/2026	Cincinnati, OH
49	Mixed Use	3	03/2022	154	14			03/2029	Brooklyn, NY
50	Mixed Use	3	05/2025	148	—			05/2027	London, UK
51	Urban Predevelopment	3	12/2022	135	—			02/2026	Miami, FL
52	Urban Predevelopment	3	10/2025	94	50			11/2030	Miami, FL
53	Pubs	3	12/2023	220	—		Y	01/2029	Various, UK
54	Portfolio(4)	3	06/2021	200	10			06/2027	Various, Germany
	General CECL Allowance			(39)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.0		$8,712	$1,038			3.2 Years

Subordinate Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(2)	3	06/2015	$34	—			11/2026	Manhattan, NY
2	Residential(1)(2)	5	05/2020	28	—			11/2026	Manhattan, NY
	General CECL Allowance			—
	Subtotal / Weighted-Average Subordinate Loans	3.9		$62	$—			0.8 Years
	Total / Weighted-Average Loan Portfolio(5)	3.0		$8,774	$1,038			3.2 Years

(1)
Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(2)
Loans are secured by the same property.
(3)
Modified loan treated as a new origination for accounting purposes.
(4)
Includes portfolio of office, industrial, and retail property types.
(5)
Total may not foot due to rounding.

Our average asset and debt balances for the year ended December 31, 2025 were ($ in thousands):

	Average month-end balances(1)
Description	Assets	Related debt
Commercial mortgage loans	$8,123,042	$5,786,418
Subordinate loans	513,006	—
Note receivable, held for sale	20,600	—

(1)
Average month-end balances reflect principal and borrowings outstanding for assets and related debt, respectively.

Portfolio Management

Our portfolio benefits from our core investment strategy whereby we target assets that are secured by institutional quality real estate throughout the United States and Europe. As discussed in Item 1. "Business—Investment Strategy" of this annual report on Form 10-K, the Manager has implemented underwriting standards which place a particular emphasis on due diligence of prospective investments' sponsors and borrowers, as well as assessment of the risk/return profile and appropriate structure of each investment opportunity. As of December 31, 2025, our portfolio's weighted-average origination loan to value ("LTV") ratio was 59%, excluding risk-rated "5" loans. This reflects significant equity value which we believe our loan sponsors would be committed to protect during periods of volatility and market disruption.

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

In addition to ongoing asset management, as further described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" to our consolidated financial statements, we perform a quarterly review of our portfolio whereby each loan is assigned a risk rating of "1" through "5," from less risk to greater risk, respectively. This analysis includes assessment of loans based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. In performing the analysis with respect to each loan, these various factors are assessed holistically, with a focus on their interplay, whereby no single factor on its own (whether quantitative or qualitative) is given more weight in the assessment or is prescriptive as to which specific risk rating is assigned to a specific loan. We apply these various factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. As of December 31, 2025, the weighted-average risk rating of the loan portfolio was 3.0.

The following table presents the carrying value of our loans by internal risk rating as of December 31, 2025 ($ in thousands):

Risk Rating	Number of Loans	Total(1)	% of Portfolio
1	—	$—	— %
2	1	654,594	7.4%
3	51	7,918,714	89.9%
4	1	73,112	0.8%
5	3	166,550	1.9%
Total	56	$8,812,970	100.0%
General CECL Allowance(2)		(38,754)
Total carrying value, net		$8,774,216

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

At December 31, 2025, our debt-to-equity ratio was 4.1 and our portfolio was comprised of $8.7 billion of commercial mortgage loans and $0.1 billion of subordinate loans. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio:

	December 31, 2025	December 31, 2024
Debt to Equity Ratio (1)	4.1	3.2

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

Our current debt obligations consist of $1.2 billion, at face value, of corporate debt, $6.3 billion of secured debt arrangements, and $425.8 million of debt related to real estate owned, held for investment. Our corporate debt includes $746.3 million of term loan borrowings and $500.0 million of senior secured notes. Our secured debt arrangements are generally term-matched to the underlying loans, and we anticipate repayments of $0.7 billion of secured debt arrangements in the short term. Specifics about our secured debt arrangements and corporate debt maturities and obligations are discussed below.

In addition to our debt obligations, as of December 31, 2025, we had $1.0 billion of unfunded loan commitments. We expect that approximately $590.9 million will be funded to existing borrowers in the short term.

Our primary sources of liquidity as of December 31, 2025 were represented with $139.8 million of cash on hand, $4.2 million of loan proceeds held by servicer, $6.9 million of available borrowings under our financing arrangements based on existing collateral and cash flows from operations. Additionally, as of December 31, 2025, we held approximately $431.1 million of unencumbered assets and have $36.3 million of additional capacity on our construction financing secured by our Brooklyn Multifamily Development property which is available to fund future construction costs.

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

Borrowings Under Various Financing Arrangements

The following table summarizes the outstanding balances and maturities for our various financing arrangements:

	December 31, 2025		December 31, 2024
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured Credit Facilities(3)	$4,733,301	November 2029	$3,235,982	November 2026
Barclays Private Securitization(4)	1,543,925	January 2028	1,587,780	May 2027
Revolving Credit Facility	—	August 2028	—	March 2026
Total Secured Debt Arrangements	6,277,226		4,823,762
Debt Related to Real Estate Owned	425,799	July 2027	327,662	July 2027
Senior Secured Term Loans(5)	746,250	June 2030	761,250	January 2027
Senior Secured Notes	500,000	June 2029	500,000	June 2029
Total Borrowings	$7,949,275		$6,412,674

(1)
Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)
Maturity dates represent weighted-average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)
As of December 31, 2025, we had six secured credit counterparties through wholly-owned subsidiaries.
(4)
As of December 31, 2025, we had £698.3 million, €335.1 million, and kr1.9 billion ($1.5 billion assuming conversion into USD as of December 31, 2025) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
(5)
As of December 31, 2025, we held one senior secured term loan, our 2030 Term Loan, which represents the refinancing of our 2026 and 2028 Term Loans that were outstanding as of December 31, 2024. Refer to "Note 8 – Senior Secured Term Loans, Net" for discussion of the refinance.

Refer to "Note 7 – Secured Debt Arrangements, Net" of our consolidated financial statements for additional disclosure regarding our secured credit facilities, Barclays Private Securitization, and revolving credit facility.

Refer to "Note 8 – Senior Secured Term Loans, Net" and "Note 9 – Senior Secured Notes, Net" of our consolidated financial statements for additional disclosure regarding our Senior Secured Term Loans and Senior Secured Notes, respectively.

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

As of December 31, 2025 and December 31, 2024, we had 6,770,393 shares of our Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.

The following table details our dividend activity:

	Year Ended December 31,
Dividends declared per share of:	2025	2024
Common Stock	$1.00	$1.20
Series B-1 Preferred Stock	$1.81	$1.81

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

There have been no material changes to our Critical Accounting Policies described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates."

For a complete listing and description of our significant accounting policies, refer to "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements.

Real Estate Owned (and Related Debt)

In order to maximize recovery against a defaulted loan, we may assume legal title or physical possession of the underlying collateral through foreclosure or deed-in-lieu of foreclosure. Foreclosed properties are classified as real estate owned and recognized at fair value on our consolidated balance sheets in accordance with the acquisition method under ASC 805. Real estate assets acquired may include land, building, FF&E, and intangible assets. In accordance ASC 820, we may utilize the income, market, or cost approach (or combination thereof) to determine fair value.

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

We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the fourth quarter of 2025 provided by a third party, Trepp LLC ("Trepp"). We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which we determine an appropriate historical loss rate. This historical loss rate, and ultimately the General CECL Allowance we derive, is sensitive to the CMBS dataset we select.

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

On July 4, 2025, H.R. 1, informally known as the One Big Beautiful Bill Act (the "OBBB"), was enacted. The OBBB makes major changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. In particular:

•
For taxable years beginning on or after January 1, 2026, the OBBB relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (relaxed from 20%) of the gross value of a REIT's assets may be represented by securities of one or more taxable REIT subsidiaries.

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

To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first six paragraphs of the Existing Tax Disclosure as if those paragraphs were set forth in this Annual Report on Form 10-K.

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

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following December 31, 2025, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity(1)	Increase to net interest income (2)(3)	Increase to net interest income (per share) (2)(3)	Decrease to net interest income (2)(3)	Decrease to net interest income (per share) (2)(3)
USD	$216,560	$1,088	$0.01	$290	$0.00
GBP	604,996	3,025	0.02	(3,025)	(0.02)
EUR	282,443	1,412	0.01	(1,412)	(0.01)
SEK	52,319	262	0.00	(262)	(0.00)
Total:	$1,156,318	$5,787	$0.04	$(4,409)	$(0.03)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Apollo Commercial Real Estate Finance, Inc. New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Apollo Commercial Real Estate Finance, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

We identified the estimation of the fair value of the underlying collateral of loans as a critical audit matter because of the significant estimates and assumptions required by management to evaluate the Company's fair value analysis. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimate of the allowance for loan loss.

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
February 10, 2026

We have served as the Company's auditor since 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands—except share data)

	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$139,825	$317,396
Commercial mortgage loans, net(1)(2)	8,712,018	6,715,347
Subordinate loans, net(2)	62,198	388,809
Real estate owned, held for investment, net (net of $34,438 and $23,266 accumulated depreciation in 2025 and 2024, respectively)	842,947	752,643
Other assets	143,979	138,027
Note receivable, held for sale	—	41,200
Derivative assets, net	—	58,169
Total Assets	$9,900,967	$8,411,591
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$6,268,550	$4,814,973
Senior secured term loans, net	727,533	754,210
Senior secured notes, net	497,226	496,433
Debt related to real estate owned, held for investment, net	424,703	324,587
Accounts payable, accrued expenses and other liabilities(3)	91,462	138,179
Derivative liabilities, net	26,791	—
Payable to related party	8,612	8,728
Total Liabilities	$8,044,877	$6,537,110
Commitments and Contingencies (see Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2025 and 2024 (see Note 15)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 138,943,831 and 138,174,636 shares issued and outstanding in 2025 and 2024, respectively	1,389	1,382
Additional paid-in-capital	2,704,316	2,695,701
Accumulated deficit	(849,683)	(822,670)
Total Stockholders' Equity	1,856,090	1,874,481
Total Liabilities and Stockholders' Equity	$9,900,967	$8,411,591

(1)
Includes carrying value of $8,424,605 and $6,715,347 pledged as collateral under secured debt arrangements in 2025 and 2024, respectively.
(2)
Net of $376,754 and $373,336 CECL Allowances comprised $38,754 and $30,836 General CECL Allowance in 2025 and 2024, respectively, and $338,000 and $342,500 Specific CECL Allowance in 2025 and 2024, respectively.
(3)
Includes $5,759 and $5,948 of General CECL Allowance related to unfunded commitments on commercial mortgage loans and subordinate loans, net in 2025 and 2024, respectively.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Operations

(in thousands—except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net interest income:
Interest income from commercial mortgage loans	$625,493	$699,389	$701,002
Interest income from subordinate loans and other lending assets	1,288	3,542	17,280
Interest expense	(460,089)	(503,949)	(466,110)
Net interest income	$166,692	$198,982	$252,172
Revenue from real estate owned operations	104,897	104,689	92,419
Total net revenue	$271,589	$303,671	$344,591
Operating expenses:
General and administrative expenses (includes equity-based compensation of $13,631, $16,468 and $17,444 in 2025, 2024 and 2023, respectively)	$(27,410)	$(29,649)	$(29,520)
Management fees to related party	(34,165)	(36,120)	(37,978)
Operating expenses related to real estate owned	(85,213)	(81,683)	(72,759)
Depreciation and amortization on real estate owned	(11,173)	(11,668)	(8,248)
Total operating expenses	$(157,961)	$(159,120)	$(148,505)
Other income, net	$7,872	$4,498	$4,616
Income from equity method investment	$15,413	$—	$—
Decrease (Increase) in current expected credit loss allowance, net	(3,229)	(155,784)	(59,428)
Foreign currency translation gain (loss)	99,483	(37,476)	52,031
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of ($84,545), $29,687 and ($91,434) in 2025, 2024 and 2023, respectively)	(98,703)	52,590	(48,213)
Gain (loss) on interest rate hedging instruments (includes unrealized gains (losses) of ($379), ($1,373) and ($10,098) in 2025, 2024 and 2023, respectively)	23	570	(414)
Net realized loss on investments	(7,436)	(128,191)	(86,604)
Gain on extinguishment of debt	—	—	495
Net income (loss) before taxes	$127,051	$(119,242)	$58,569
Income tax provision	(331)	(394)	(442)
Net income (loss)	$126,720	$(119,636)	$58,127
Preferred dividends	(12,272)	(12,272)	(12,272)
Net income (loss) available to common stockholders	$114,448	$(131,908)	$45,855
Net income (loss) per share of common stock:
Basic	$0.81	$(0.97)	$0.29
Diluted	$0.81	$(0.97)	$0.29
Basic weighted-average shares of common stock outstanding	138,868,602	139,674,140	141,281,286
Diluted weighted-average shares of common stock outstanding	138,868,602	139,674,140	141,281,286
Dividend declared per share of common stock	$1.00	$1.20	$1.40

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at December 31, 2022	6,770,393	$68	140,595,995	$1,406	$2,716,907	$(363,877)	$2,354,504
Capital increase related to Equity Incentive Plan	—	—	762,610	8	10,581	—	10,589
Net Income	—	—	—	—	—	58,127	58,127
Dividends declared on preferred stock - $1.81 per share	—	—	—	—	—	(12,272)	(12,272)
Dividends declared on common stock and RSUs - $1.40 per share	—	—	—	—	—	(202,215)	(202,215)
Balance at December 31, 2023	6,770,393	$68	141,358,605	$1,414	$2,727,488	$(520,237)	$2,208,733
Capital increase related to Equity Incentive Plan	—	—	829,436	8	8,981	—	8,989
Repurchase of common stock	—	—	(4,013,405)	(40)	(40,768)		(40,808)
Net Loss	—	—	—	—	—	(119,636)	(119,636)
Dividends declared on preferred stock - $1.81 per share	—	—	—	—	—	(12,272)	(12,272)
Dividends declared on common stock and RSUs - $1.20 per share	—	—	—	—	—	(170,525)	(170,525)
Balance at December 31, 2024	6,770,393	$68	138,174,636	$1,382	$2,695,701	$(822,670)	$1,874,481
Capital increase related to Equity Incentive Plan	—	—	769,195	7	8,615	—	8,622
Net Income	—	—	—	—	—	126,720	126,720
Dividends declared on preferred stock - $1.81 per share	—	—	—	—	—	(12,272)	(12,272)
Dividends declared on common stock and RSUs - $1.00 per share	—	—	—	—	—	(141,461)	(141,461)
Balance at December 31, 2025	6,770,393	$68	138,943,831	$1,389	$2,704,316	$(849,683)	$1,856,090

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$126,720	$(119,636)	$58,127
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount/premium, deferred fees and payment-in-kind interest	(33,098)	(29,969)	(30,845)
Amortization of deferred financing costs	17,217	17,418	15,962
Straight-line rent amortization	(985)	—	—
Equity-based compensation	13,631	16,468	17,444
Increase in current expected credit loss allowance, net	3,229	155,784	59,428
Foreign currency loss (gain)	(99,124)	110,430	(40,922)
Unrealized loss (gain) on foreign currency contracts	84,545	(29,687)	91,434
Unrealized loss on interest rate hedging instruments	379	1,373	10,098
Depreciation and amortization on real estate owned	11,173	11,668	8,248
Income from equity method investment	(15,413)	—	—
Gain on extinguishment of debt	—	—	(495)
Net realized loss on investment	7,436	128,191	86,604
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	39,136	—	15,407
Other assets	(20,063)	14,954	(13,367)
Payment for interest rate cap	(8)	(429)	(2,317)
Accounts payable, accrued expenses and other liabilities	7,862	(75,483)	(769)
Payable to related party	(116)	(825)	(175)
Net cash provided by operating activities	$142,521	$200,257	$273,862
Cash flows from investing activities:
New funding of commercial mortgage loans	(3,034,291)	(1,244,414)	(456,167)
Add-on funding of commercial mortgage loans	(864,153)	(573,076)	(376,060)
Add-on funding of subordinate loans	(35,212)	(54,302)	(96,879)
Proceeds received from the repayment and sale of commercial mortgage loans	2,452,871	2,426,276	1,093,181
Proceeds received from the repayment of subordinate loans and other lending assets	176,561	23,122	75,271
Proceeds and payments received of notes receivable, held for sale	39,964	—	—
Contributions to equity method investment	(6,044)	—	—
Distributions from equity method investment	18,128	9,023	—
Origination fees, other fees, and cost recovery proceeds received on commercial mortgage loans, and subordinate loans, net	46,986	39,554	13,936
Increase (decrease) in collateral related to derivative contracts, net	(81,860)	28,600	(112,800)
Capital expenditures on real estate owned assets	(100,210)	(169,506)	(72,631)
Proceeds received from the sale of other assets(1)	—	91,892	—
Cash received from hotel title assumption	—	—	569
Net cash provided by (used in) investing activities	$(1,387,260)	$577,169	$68,420

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Continued)

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from secured debt arrangements	3,751,581	1,998,197	806,843
Proceeds related to financing on real estate owned	98,136	162,827	—
Repayments of secured debt arrangements	(2,582,784)	(2,584,949)	(679,339)
Repayments of senior secured term loan principal	(15,000)	(8,000)	(8,000)
Repayments and repurchases of convertible notes	—	—	(229,506)
Payment of deferred financing costs	(22,784)	(10,873)	(12,212)
Payment of issuance discount	(5,625)	—	—
Payment of withholding tax on RSU delivery	(5,008)	(7,479)	(6,855)
Repurchase of common stock	—	(40,810)	—
Dividends on common stock	(141,276)	(185,949)	(202,019)
Dividends on preferred stock	(12,272)	(12,272)	(12,272)
Net cash provided by (used in) financing activities	$1,064,968	$(689,308)	$(343,360)
Net increase (decrease) in cash and cash equivalents, including cash classified within assets related to real estate owned, held for sale	$(179,771)	$88,118	$(1,078)
Decrease in cash classified within assets related to real estate owned, held for sale	—	577	5,100
Net increase (decrease) in cash and cash equivalents	$(179,771)	$88,695	$4,022
Cash and cash equivalents beginning of period	317,396	225,438	222,030
Effects of foreign currency translation on cash and cash equivalents	2,200	3,263	(614)
Cash and cash equivalents end of period	$139,825	$317,396	$225,438
Supplemental disclosure of cash flow information:
Interest paid	$455,658	$495,491	$443,626
Income tax paid	194	34	795
Change in loan proceeds held by servicer	(46,692)	44,572	2,900
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	$38,668	$38,484	$53,407
Change in participation sold	—	—	(25,130)
Assumption of real estate	—	—	75,000
Assumption of other assets related to real estate owned	—	—	2,827
Assumption of accounts payable, accrued expenses and other liabilities related to real estate owned	—	—	(3,396)
Transfer of assets to assets related to real estate owned, held for sale	—	—	79,021
Transfer of assets related to real estate owned, held for sale to assets related to real estate owned, held for investment, net	—	70,688	151,676
Transfer of assets related to real estate owned, held for sale to other assets	—	2,280	4,357
Transfer of liabilities to liabilities related to real estate owned, held for sale	—	—	1,438
Transfer of liabilities related to real estate owned, held for sale to accounts payable, accrued expenses and other liabilities	—	3,937	7,163
Transfer of commercial mortgage loan to other assets	—	20,073	—
Note receivable, held for sale(1)	—	41,200	—
Restructuring of commercial mortgage loan to subordinate loan	—	74,304	—
Loan modification accounted for as a new loan	262,303	—	—
Restructuring of subordinate loan to commercial mortgage loan	148,034

(1)
Related to our former Massachusetts Healthcare Loan, as defined and discussed in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" and "Note 6 – Other Assets".

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

We currently operate in one reporting segment. See further discussion in "Note 19 – Segment Reporting."

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

Barclays Securitization

We are party to a private securitization with Barclays Bank plc. We have determined that the issuer of this securitization, ACRE Debt 2 PLC, is a VIE of which we were deemed to be the primary beneficiary, because we have the power to direct the activities of the VIE, and therefore, we consolidated the operations of this entity in accordance with GAAP. The collateral assets of the securitization are included in commercial mortgage loans, net on our consolidated balance sheets. The liabilities of the securitization to the senior note holders, excluding the notes held by us, are included in secured debt arrangements, net on our consolidated balance sheet. See further discussion in "Note 7 - Secured Debt Arrangements, Net."

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of 90 days or less. Substantially all of the Company's cash on deposit is in interest bearing accounts with major financial institutions and exceeds federally insured limits. As of December 31, 2025 and 2024, we had no restricted cash on our consolidated balance sheets.

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

Current Expected Credit Losses ("CECL")

In accordance with ASC Topic 326 "Financial Instruments – Credit Losses," which we refer to as the "CECL Standard," we record allowances for our commercial mortgage loans and subordinate loans and other lending assets that are held-to-maturity. These allowances are deducted from the carrying amount of the assets to present the net carrying value of the amounts expected to be collected on the assets. As a practical expedient in accordance with the CECL Standard, we record loan specific allowances ("Specific CECL Allowance") for assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. For the remainder of the loan portfolio, we record a general allowance ("General CECL Allowance," and together with Specific CECL Allowance, "CECL Allowances") on a collective basis by assets with similar risk characteristics. Subsequent changes to the CECL Allowance are recognized through net income on our consolidated statement of operations.

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

We derived an annual historical loss rate based on a CMBS database with historical losses from 1998 through the fourth quarter of 2025 provided by a third party, Trepp LLC. We applied various filters to arrive at a CMBS dataset analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate was further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period.

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

The capitalization of such expenses ceases when the real estate project is ready for its intended use and occupied by tenants, or held for available occupancy, but no later than one-year from substantial completion of major construction activities. If portions of a real estate project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project. We cease capitalization on the portions substantially completed and occupied or held available for occupancy and capitalize only those costs associated with the portions under construction.

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

Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. Capitalized financing costs, net of amortization, are included as a direct deduction from the carrying amount of our debt.

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

For the years ended December 31, 2025, 2024 and 2023, dilutive earnings per share was calculated under the more dilutive computation of the treasury stock method and the "if-converted" method. Under the treasury stock method, the denominator includes the weighted-average outstanding common shares plus the incremental shares related to participating securities. The incremental shares are determined by subtracting the average unrecognized compensation cost for the period divided by the average stock price from the unvested RSUs.

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

We have elected to treat certain consolidated subsidiaries and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to U.S. federal and state income tax at regular corporate tax rates. Our major tax jurisdictions are U.S. federal, New York State and New York City and the statute of limitations is open for all jurisdictions for the years 2021 through 2025. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next 12 months.

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

Securitization/Sale and Financing Arrangements

We periodically sell our financial assets, such as commercial mortgage loans, subordinate loans and other lending assets. In connection with these transactions, we may retain or acquire senior or subordinated interests in the related assets. Gains and losses on such transactions are recognized using the guidance in ASC 860, "Transfers and Servicing," which is based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets that meets the criteria for treatment as a sale-legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint, and transferred control an entity recognizes the financial assets it retains and any liabilities it has incurred, derecognizes the financial assets it has sold, and derecognizes liabilities when extinguished. We determine the gain or loss on sale of the assets by allocating the carrying value of the sold asset between the sold asset and the interests retained based on their relative fair values, as applicable. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the sold asset.

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

Revenue from real estate owned operations in our consolidated statement of operations represent revenue associated with the operations of hotel properties ("hotel revenue") and rental income from a multifamily property ("rental revenue"). Hotel revenue is recognized when guestrooms are occupied or services have been rendered and are recorded net of any discounts and sales and other taxes collected from customers. Hotel revenues consist of room sales, food and beverage sales and other hotel revenues. Rental revenue consists of base rent net of concessions, if applicable, recognized on a straight-line basis over the term of the lease. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and when the leased space is substantially ready for its intended use. The difference between rental revenue earned on a straight-line basis and cash rent received is recorded as a receivable and presented within "other assets" on our condensed consolidated balance sheets.

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

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09") which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09, which did not have a material impact on the Company's financial condition, results of operations or financial statement disclosure. Refer to "Note 12 – Income Taxes" for income tax disclosures.

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

Interest Rate Hedging Instruments

The fair values of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rates of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate caps are classified as Level II in the fair value hierarchy and manage our exposure to variable cash flows on certain of our borrowings. As of December 31, 2025, we held one interest rate cap related to financing on a full service luxury hotel in Washington D.C. ("D.C. Hotel"). As of December 31, 2024, we held two interest rate caps: one related to financing on the D.C. Hotel and one related to our construction financing on a multifamily development property in Brooklyn, NY ("Brooklyn Multifamily Development"). Refer to "Note 5 – Real Estate Owned" and "Note 10 – Derivatives" for further detail.

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

As of December 31, 2024, we held a promissory note classified as held for sale. The note's fair value was equal to its amortized cost of $41.2 million and no valuation allowance was recorded. During the second quarter of 2025, we recorded a fair value adjustment of $1.2 million (representing the difference between the note's amortized cost and the note's fair value as of June 30, 2025), which was included within Valuation allowance, loans and other lending assets held for sale on our consolidated statement of operations. The note was subsequently sold during the third quarter of 2025 at a price of 97.0%, upon which we reversed the valuation allowance and recorded an equivalent realized loss within realized loss on investments on our consolidated statement of operations for the year ended December 31, 2025.

During the second quarter of 2024, we sold a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI. The loan was previously classified as held for sale and was sold at a price of 99.5%. We recorded a realized loss of $0.7 million within realized loss on investments on our consolidated statement of operations for the year ended December 31, 2024.

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of December 31, 2025 and December 31, 2024 ($ in thousands):

	Fair Value as of December 31, 2025				Fair Value as of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forwards, net	$—	$(26,791)	$—	$(26,791)	$—	$57,753	$—	$57,753
Interest rate cap assets	—	—	—	—	—	416	—	416
Note receivable, held for sale	—	—	—	—	—	—	41,200	41,200
Total financial instruments	$—	$(26,791)	$—	$(26,791)	$—	$58,169	$41,200	$99,369

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

In March 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approaches. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. During the second quarter of 2023, the Atlanta Hotel's assets and liabilities were reclassified to held for sale and the fair value of the net real estate assets, less costs to sell, was in excess of our cost basis. During the first quarter of 2024, we determined that the sale to a third party from whom we received an unsolicited offer was no longer probable, and we were not actively marketing the property for sale. Therefore, the Atlanta Hotel no longer met the criteria for held for sale and was reclassified to real estate owned, held for investment. No impairments had been recorded as of December 31, 2025 or December 31, 2024.

In August 2022, we acquired legal title of the Brooklyn Multifamily Development through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments had been recorded as of December 31, 2025 or December 31, 2024.

In May 2021, we acquired legal title to the D.C. Hotel through a deed-in-lieu of foreclosure. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan which we repaid at par. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments had been recorded as of December 31, 2025 or December 31, 2024.

Refer to "Note 5 – Real Estate Owned" for additional discussion.

Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net

Our loan portfolio was comprised of the following at December 31, 2025 and December 31, 2024 ($ in thousands):

Loan Type	December 31, 2025	December 31, 2024
Commercial mortgage loans, net(1)	$8,712,018	$6,715,347
Subordinate loans, net	62,198	388,809
Total loans, net	$8,774,216	$7,104,156
Note receivable, held for sale	—	41,200
Carrying value, net	$8,774,216	$7,145,356

(1)
Includes $158.7 million and $8.3 million in 2025 and 2024, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 96% and 95% floating rate loans, based on amortized cost, net of Specific CECL Allowance, as of December 31, 2025 and December 31, 2024, respectively.

Activity relating to our loan portfolio for the year ended December 31, 2025 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items	Specific CECL Allowance	Carrying Value, Net(1)
December 31, 2024	$7,550,410	$(31,718)	$(342,500)	$7,176,192
New loan fundings	$3,296,594	$—	$—	$3,296,594
Add-on loan fundings(2)	$899,365	$—	$—	$899,365
Loan repayments and sale	$(2,909,414)	$—	$—	$(2,909,414)
Gain (loss) on foreign currency translation	$367,271	$(1,348)	$—	$365,923
Realized loss on investment(3)	$(7,436)	$—	$—	$(7,436)
Decrease in Specific CECL Allowance	$—	$—	$4,500	$4,500
Deferred fees and other items(4)	$—	$(46,986)	$—	$(46,986)
Amortization of fees	$7,270	$26,962	$—	$34,232
December 31, 2025	$9,204,060	$(53,090)	$(338,000)	$8,812,970
General CECL Allowance(5)				$(38,754)
Carrying value, net				$8,774,216

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

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	December 31, 2025	December 31, 2024(1)
Number of loans	56	46
Principal balance	$9,204,060	$7,550,410
Carrying value, net	$8,774,216	$7,145,356
Unfunded loan commitments(2)	$1,037,765	$840,627
Weighted-average cash coupon(3)	6.5%	7.5%
Weighted-average remaining fully-extended term(4)	3.2 years	2.5 years
Weighted-average expected term(5)	2.2 years	1.9 years

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
(5)
Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated five loans.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2025		December 31, 2024
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Residential(2)	$2,315,975	26.3%	$1,556,819	21.8%
Office	2,064,821	23.4	1,756,965	24.6
Hotel	1,770,331	20.1	1,575,270	22.1
Industrial	1,026,213	11.6	399,546	5.6
Data Centers	560,699	6.4	—	—
Retail	323,327	3.7	946,017	13.3
Mixed Use	302,544	3.4	363,211	5.1
Other(3)	449,060	5.1	537,164	7.5
Total	$8,812,970	100.0%	$7,134,992	100.0%
General CECL Allowance(4)	(38,754)		(30,836)
Total Carrying Value, net	$8,774,216		$7,104,156

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Includes multifamily (11.4%), senior housing (7.7%), student housing (5.0%), and residential-for-sale (2.2%) in 2025 and multifamily (4.7%), senior housing (4.7%), student housing (4.6%), residential-for-sale (5.5%), and vacation rentals (2.3%) in 2024.
(3)
Other property types include urban predevelopment (2.6%) and pubs (2.5%) in 2025, and urban predevelopment (1.9%), pubs (2.9%), and caravan parks (2.7%) in 2024.
(4)
$5.8 million and $5.9 million of the General CECL Allowance for 2025 and 2024, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	December 31, 2025		December 31, 2024
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,603,388	29.5%	$2,423,856	33.9%
New York City	1,616,025	18.3	1,539,995	21.6
Other Europe(2)	1,178,074	13.4	1,265,344	17.7
Southeast	973,051	11.0	511,742	7.2
West	824,486	9.4	489,008	6.9
Midwest	754,115	8.6	560,436	7.9
Other(3)	863,831	9.8	344,611	4.8
Total	$8,812,970	100.0%	$7,134,992	100.0%
General CECL Allowance(4)	(38,754)		(30,836)
Total Carrying Value, net	$8,774,216		$7,104,156

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Other Europe includes Germany (7.9%), Sweden (3.0%), Italy (2.2%) and the Netherlands (0.3%) in 2025 and Germany (8.4%), Sweden (3.1%), Italy (2.4%), the Netherlands (0.3%), and Spain (3.5%) in 2024.
(3)
Other includes Southwest (4.2%), Northeast (3.5%), Mid-Atlantic (1.7%) and Other (0.4%) in 2025 and Southwest (1.5%), Northeast (0.6%), Mid-Atlantic (1.4%), and Other (1.3%) in 2024.
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

2. Low risk

3. Moderate/average risk

4. High risk/potential for loss: a loan that has a risk of realizing a principal loss

5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss, or an impairment has been recorded

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of December 31, 2025 and December 31, 2024, respectively ($ in thousands):

December 31, 2025
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2025	2024	2023	2022	2021	Prior
1	—	$—	— %	$—	$—	$—	$—	$—	$—
2	1	654,594	7.4%	$—	$—	$—	$654,594	$—	$—
3	51	7,918,714	89.9%	$3,459,542	$1,319,897	$559,238	$675,090	$1,051,358	$853,589
4	1	73,112	0.8%	$—	$—	$—	$—	$—	$73,112
5	3	166,550	1.9%	$—	$—	$—	$—	$—	$166,550
Total	56	$8,812,970	100.0%	3,459,542	1,319,897	559,238	1,329,684	1,051,358	1,093,251
General CECL Allowance(2)		(38,754)
Total loans, net		$8,774,216
Weighted-Average Risk Rating		3.0
Gross write-offs		$6,200		$—	$—	$—	$—	$—	$6,200

December 31, 2024
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2024	2023	2022	2021	2020	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	3	560,180	7.9%	—	—	547,851	12,329	—	—
3	37	6,169,860	86.4%	1,218,189	649,599	1,549,750	1,173,982	397,972	1,180,368
4	2	279,732	3.9%	—	—	—	—	—	279,732
5	3	125,220	1.8%	—	—	—	—	27,881	97,339
Total	45	$7,134,992	100.0%	$1,218,189	$649,599	$2,097,601	$1,186,311	$425,853	$1,557,439
General CECL Allowance(2)		(30,836)
Total loans, net		$7,104,156
Weighted-Average Risk Rating		3.0
Gross write-offs		$127,512		$—	$—	$127,512	$—	$—	$—

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

The following table summarizes changes in CECL Allowances for the year ended December 31, 2025 ($ in thousands):

	Specific CECL	General CECL Allowance			Total CECL	CECL Allowance as % of Amortized Cost
	Allowance(1)	Funded	Unfunded	Total	Allowance	General(1)	Total
December 31, 2024	$342,500	$30,836	$5,948	$36,784	$379,284	0.52%	5.07%
Changes:
Allowances (Reversals), net	1,700	7,918	(189)	7,729	9,429
Write-offs	(6,200)	—	—	—	(6,200)
December 31, 2025	$338,000	$38,754	$5,759	$44,513	$382,513	0.51%	4.18%

(1)
Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.

The following table summarizes changes in CECL Allowances for the year ended December 31, 2024 ($ in thousands):

	Specific CECL	General CECL Allowance			Total CECL	CECL Allowance as % of Amortized Cost
	Allowance(1)	Funded	Unfunded	Total	Allowance	General(1)	Total
December 31, 2023	$193,000	$26,482	$4,017	$30,499	$223,499	0.38%	2.61%
Changes:
Allowances (Reversals), net	277,012	4,354	1,931	6,285	283,297
Write-offs	(127,512)	—	—	—	(127,512)
December 31, 2024	$342,500	$30,836	$5,948	$36,784	$379,284	0.52%	5.07%

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

We derive an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the fourth quarter of 2025 provided by a third party, Trepp LLC ("Trepp"). We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate is further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period of eight quarters. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compare the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We use projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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

Additionally, we have made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner. As of December 31, 2025 and December 31, 2024, accrued interest receivable was $70.8 million and $58.5 million, respectively, and included within other assets on our consolidated balance sheets.

The following table sets forth our General CECL Allowance as of December 31, 2025 and December 31, 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Funded commitments	$38,754	$30,836
Unfunded commitments(1)	5,759	5,948
Total General CECL Allowance	$44,513	$36,784

(1)
The General CECL Allowance on unfunded commitments is recorded as a liability on our consolidated balance sheets within accounts payable, accrued expenses and other liabilities.

Our General CECL Allowance increased by $7.7 million and $6.3 million during the years ended December 31, 2025 and 2024, respectively. The increases were primarily related to loan originations and the impacts of extending our expected loan repayment dates.

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

The following table summarizes our risk rated 5 loans as of December 31, 2025, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk Rating
Mortgage	Retail(1)(2)	Cincinnati, OH	$163,169	$67,000	$96,169	Nonaccrual/ 10/1/2019	5
Mezzanine	Residential(3)	Manhattan, NY	295,881	268,000	27,881	Nonaccrual/ 7/1/2021	5
Mortgage	Hotel(4)	Chicago, IL	45,500	3,000	42,500	Nonaccrual/ 12/31/2025	5
Total			$504,550	$338,000	$166,550

(1)
The fair value of retail collateral was determined by applying a capitalization rate of 9.0%.
(2)
In September 2018, we entered a joint venture with Turner Consulting II, LLC ("Turner Consulting"), through an entity which owns the underlying property that secures our loan. Turner Consulting contributed 10% of the venture's equity and we contributed 90%. The entity was deemed to be a variable interest entity ("VIE"), and we determined that we are not the primary beneficiary of that VIE as we do not have the power to direct the entity's activities. During the third quarter of 2025, the loan's maturity was extended from September 2025 to September 2026. As of the years ended December 31, 2025 and 2024, our equity interest in the joint venture was zero.
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
(4)
The fair value of the hotel collateral was determined based on the purchase price of the property, less costs to sell, proposed in a letter of intent to purchase the hotel from the borrower.

For the year ended December 31, 2025, we recorded a net decrease in our Specific CECL Allowance of $4.5 million. This net decrease was comprised of a Specific CECL Allowance on our Chicago Hotel Loan (defined below) offset by a reversal and write-off of a Specific CECL Allowance on our Michigan Office Loan (defined below).

Chicago Hotel

During the three months ended December 31, 2025, we recorded a Specific CECL Allowance of $3.0 million on a commercial mortgage loan secured by a hotel property in Chicago, IL (the "Chicago Hotel Loan"). The borrower received a letter of intent to purchase the hotel at a purchase price below the loan's adjusted amortized cost. We recorded an allowance representing the difference between the purchase price of the property, less costs to sell, and amortized cost less cash reserves available to repay our loan.

Michigan Office

During 2024, we recorded a Specific CECL Allowance of $7.5 million on a subordinate loan secured by a pledge of the equity interest in the entity that owns a Class A office building in Troy, MI (the "Michigan Office Loan"), representing a full reserve against the loan's amortized cost basis. During the three months ended September 30, 2025, we reached a discounted payoff agreement with the borrower and received proceeds of $1.3 million. We reversed $1.3 million of our Specific CECL Allowance and recorded a $6.2 million realized loss on investments on our consolidated statement of operations for the year ended December 31, 2025.

For the year ended December 31, 2024, we recorded a net increase in our Specific CECL Allowance of $149.5 million related to two of our subordinate loans. This increase consisted of a $142.0 million allowance recorded for a mezzanine loan secured by an ultra-luxury residential property in Manhattan, NY, and the $7.5 million allowance for the Michigan Office Loan mentioned above. Additionally, we recorded an increase and subsequent write-off of $127.5 million of our Specific CECL Allowance related to the Massachusetts Healthcare Loan (as defined in "Note 6 – Other Assets"). The $127.5 million write-off was recorded as a realized loss within net realized loss on investments in our December 31, 2024 consolidated statement of operations.

Loan Modifications Pursuant to ASC 326

During the twelve months ended December 31, 2025, we provided the following loan modifications that require disclosure pursuant to ASC 326.

During the three months ended December 31, 2025, in conjunction with the mezzanine lender taking title and committing additional equity to the underlying property, we agreed to modify our commercial mortgage loan secured by an office property in Manhattan, NY. The loan's final maturity date was extended from April 2027 to December 2030 and the interest rate was modified to a fixed rate of 3.0%. The interest rate will step up to 5.0% and 6.0% during the first and second extension terms, respectively. The modification was deemed to be more than minor and therefore will be treated as a new loan. The new loan is performing pursuant to its modified contractual terms, and the loan's risk rating is 3 as of December 31, 2025.

During the three months ended September 30, 2025, we modified our commercial mortgage loan secured by an office property in London, UK. The loan's final maturity date was extended from August 2025 to March 2028. In conjunction with the borrower injecting additional equity in the underlying property, we upsized the total commitment of the loan by $77.4 million to finance future leasing costs, as necessary. Additionally, the loan's terms were modified to include a PIK interest component on the upsize accruing at a fixed rate of 10.0% for interest not received in cash. The loan is performing pursuant to its modified contractual terms, and the loan's risk rating remains a 3 as of December 31, 2025.

During the three months ended June 30, 2025, we modified our commercial mortgage loan secured by an office property in Berlin, Germany. The loan's final maturity date was extended from August 2026 to June 2030 allowing for a component of interest to be paid in-kind. The loan is performing pursuant to its modified contractual terms, and the loan's risk rating was upgraded from a 4 to a 3.

As of December 31, 2025 and December 31, 2024, the aggregate amortized cost basis of these modified receivables was $717.7 million and $634.2 million, respectively, or 8.1% and 8.8% of our aggregate commercial mortgage loans and subordinate loans by amortized cost, respectively. Unfunded commitments related to these loans as of December 31, 2025 and December 31, 2024 were $175.2 million and $15.7 million, respectively.

Nonaccrual and Past Due Loans

We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis, net of Specific CECL Allowance, for loans on nonaccrual was $312.7 million and $486.8 million as of December 31, 2025 and December 31, 2024, respectively.

Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. For the years ended December 31, 2025 and 2024, we received $1.2 million and $9.1 million, respectively, in interest that reduced amortized cost under the cost recovery method.

As of December 31, 2025 and December 31, 2024, the amortized cost basis, net of Specific CECL Allowance, for loans that are past due 90 days or more as to principal or interest, was $270.2 million and $486.8 million, respectively. As of December 31, 2025 and December 31, 2024, there were no loans with accrued interest between 30 and 89 days past due.

Manhattan Residential — 111 West 57th Street

During the quarter ended June 30, 2025, the third-party mortgage, which was senior to our mezzanine positions secured by an ultra-luxury residential property in Manhattan, NY, was repaid in full. Accordingly, our Senior Mezzanine A Loan and a portion of our Senior Mezzanine Loan were restructured into a mortgage loan (the "Senior Loan") as we are now the sole lender in the capital structure. The Senior Loan remains on nonaccrual status subsequent to the restructuring. During the quarter ended December 31, 2025, the final maturity dates of the Senior Loan and our mezzanine positions were extended from November 2025 to November 2026.

Pre-payment penalties, accelerated fees, and Paid-In-Kind ("PIK") interest

We recognized $2.9 million, $7.4 million, and $0.4 million in pre-payment penalties and accelerated fees for the years ended December 31, 2025, 2024 and 2023, respectively.

We recognized PIK interest of $8.1 million for the year ended December 31, 2025. There was no recognized PIK interest for the years ended December 31, 2024 and 2023.

During the year ended December 31, 2023, we recorded $3.1 million of interest income related to a subordinate risk retention interest in a securitization vehicle. The subordinate risk retention interest was repaid in full during the third quarter of 2023.

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

In November 2025, we originated a $250.0 million commercial mortgage loan, which included a $111.3 million contiguous subordinate loan, as well as a $30.1 million mezzanine loan secured by a multifamily property located in Manhattan, NY. In December 2025, we sold our interest in the $30.1 million mezzanine loan. We evaluated the transaction under ASC 860 and determined the sale met the criteria for sale accounting. We recorded no gain or loss related to this transaction.

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

Note 5 – Real Estate Owned

Real Estate Owned, Held for Investment

As of December 31, 2025, assets and liabilities related to real estate owned, held for investment consisted of three properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., the Brooklyn Multifamily Development, a multifamily development property located in downtown Brooklyn, NY, and the Atlanta Hotel, a hotel in Atlanta, GA.

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

In June 2024, we obtained a $73.7 million mortgage secured by the D.C. Hotel. The mortgage includes an interest rate of term one-month SOFR + 3.00% and current maturity of July 2026, with an option to extend for one year, contingent upon meeting certain conditions. The mortgage agreement contains covenants requiring our unencumbered liquidity be greater than $10.0 million and our net worth be greater than $200.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both December 31, 2025 and December 31, 2024, we were in compliance with these covenants.

To manage our exposure to variable cash flows on our borrowings under this mortgage, we entered into an interest rate cap in June 2024. As of both December 31, 2025 and December 31, 2024, the fair value of the interest rate cap was de minimis. Refer to "Note 10 – Derivatives" for full detail.

We recorded net profit from the hotel's operations of $9.5 million, $12.1 million and $7.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Additionally, upon taking title, we obtained $388.4 million ($164.8 million funded at close) in construction financing on the property. As of December 31, 2025 and December 31, 2024, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our consolidated balance sheets was $351.4 million, net of $0.7 million in deferred financing costs and $252.0 million, net of $2.0 million in deferred financing costs, respectively.

The construction financing includes an interest rate of SOFR +2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $75.0 million and our net worth be greater than $600.0 million. During the fourth quarter of 2025, the unencumbered liquidity covenant was revised from $100.0 million to $75.0 million due to the property reaching substantial completion. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both December 31, 2025 and December 31, 2024, we were in compliance with these covenants.

To manage our exposure to variable cash flows on our borrowings under this construction financing, we entered into an interest rate cap in September 2023. The interest rate cap was extended by one year in September 2024 and matured on October 1, 2025. As of December 31, 2024, the fair value of the interest rate cap was $0.4 million and recorded within derivative assets, net on our consolidated balance sheet. Refer to "Note 10 – Derivatives" for full detail.

We capitalized construction and financing costs of $93.2 million, $166.7 million and $71.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.

During the third and fourth quarters of 2025, components of the property reached substantial completion stage and residential units in these components were held available for occupancy. As such, we accounted for these components as separate projects, ceased capitalizing expenses associated with these projects and started recording depreciation for such projects. Direct and indirect costs attributable to the remainder of the property, which is still undergoing construction, continue to be capitalized.

In accordance with ASC 842, leases at the Brooklyn Multifamily Development are classified as operating leases, accordingly rental revenue is recognized using the straight-line method over the lease terms. We recorded rental income from the property's operations of $2.5 million and expenses of $3.8 million for the year ended December 31, 2025.

There were $1.0 million of rent receivables included in other assets on the consolidated balance sheets as of December 31, 2025.

Atlanta Hotel

In March 2023, we acquired legal title of the Atlanta Hotel through a deed-in-lieu of foreclosure, and we consolidated the hotel's assets and liabilities at their respective fair values in accordance with ASC 805. The hotel was subsequently classified as held for sale during the second quarter of 2023.

As of March 31, 2024, the Atlanta Hotel no longer met the criteria to be classified as held for sale under ASC 360. In accordance with ASC 360, the REO Fixed Assets were reclassified to their carrying value before classifying as held for sale in June 2023. On the date of reclassification, March 31, 2024, we recorded $3.6 million in depreciation, representing the amount that would have been recorded had the asset remained as held for investment. All other assets and liabilities were reclassified to the corresponding line items on our consolidated balance sheet. No realized gain or loss was recorded in connection with this reclassification.

For the years ended December 31, 2025, 2024 and 2023, we recorded net profit/(loss) from the hotel's operations of $0.2 million, $(0.8) million and $3.5 million, respectively.

The following table presents the REO assets and liabilities included on our consolidated balance sheets ($ in thousands):

	December 31, 2025	December 31, 2024
Assets
Land	$296,595	$296,595
Building (1)	550,996	$458,025
Furniture, fixtures, and equipment	29,795	$21,288
Accumulated Depreciation	(34,438)	$(23,265)
Total real estate owned, held for investment	$842,947	$752,643
Liabilities
Loan Payable	425,799	327,662
Less: Deferred financing costs	(1,096)	(3,075)
Total debt related to real estate owned	$424,703	$324,587

(1)
Includes construction-in-progress of $267.5 million and $458.0 million as of December 31, 2025 and 2024, respectively.

The following table presents the real estate owned operations and net income included in our consolidated statements of income ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Hotel Revenue	$102,359	$104,689	$92,419
Rental Income	2,538	—	—
Revenue from real estate owned operations	104,897	104,689	92,419
Operating expense	(85,213)	(81,683)	(72,759)
Depreciation expense	(11,173)	(11,668)	(8,248)
Net income from real estate owned	8,511	11,338	11,412

Note 6 – Other Assets

The following table details the components of our other assets at the dates indicated ($ in thousands):

	December 31, 2025	December 31, 2024
Interest receivable	$70,833	$58,470
Collateral deposited under derivative agreements	27,440	—
Loan proceeds held by servicer(1)	4,151	50,843
Equity method investment(2)	23,764	20,073
Other(3)	17,791	8,641
Total	$143,979	$138,027

(1)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(2)
Relates to our former Massachusetts Healthcare Loan as discussed below (see "Massachusetts Healthcare").
(3)
Includes $16.1 million and $7.7 million of other assets from Real Estate Owned, Held for Investment as of December 31, 2025 and December 31, 2024, respectively. Refer to "Note 5 – Real Estate Owned" for additional information.

Massachusetts Healthcare

In 2022, we and other Apollo-managed entities ("Apollo Co-Lenders") co-originated a first mortgage loan ("Massachusetts Healthcare Loan") secured by eight hospitals in Massachusetts. During the third quarter of 2024, we and the Apollo Co-Lenders, through a joint venture ("Massachusetts Healthcare JV"), acquired title to one of the eight hospitals (St. Elizabeth's Medical Center) that previously secured the Massachusetts Healthcare Loan. During the same period, the hospital was taken by eminent domain by the Commonwealth of Massachusetts (the "Commonwealth"). Refer to "Note 16 – Commitments and Contingencies" for additional information regarding the Commonwealth's taking of the hospital and the associated lawsuit against the Commonwealth.

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

For the year ended December 31, 2025, we contributed $6.0 million to the Massachusetts Healthcare JV. Additionally, our allocation of income from the Massachusetts Healthcare JV for the year ended December 31, 2025 was $15.4 million recorded within income from equity method investment, net on our consolidated statement of operations. Our allocation of income includes a $17.4 million gain on litigation settlement representing $18.1 million of additional proceeds received from the Commonwealth net of associated legal expenses. Refer to "Note 16 – Commitments and Contingencies" for additional information. As of December 31, 2025, our equity method investment in the Massachusetts Healthcare JV was $23.8 million, and recorded in other assets on our consolidated balance sheet.

Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility.

During the year ended December 31, 2025, we entered into two new secured credit facilities with Morgan Stanley and new secured credit facilities with Atlas ("Atlas Facility - GBP, EUR," together with Atlas Facility - USD, "Atlas Facilities") and Barclays, which collectively provide $1.4 billion of additional borrowing capacity. Furthermore, we have fully repaid all borrowings outstanding under the HSBC, MUFG Securities and Churchill facilities.

Our borrowings under secured debt arrangements as of December 31, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

	December 31, 2025			December 31, 2024
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)	$2,000,000	$1,905,928	March 2030(4)	$1,500,000	$1,033,504	September 2026
Morgan Stanley Facility - GBP, EUR	587,300	300,097	April 2033	—	—	N/A
Morgan Stanley Facility - USD	450,000	378,435	April 2031	—	—	N/A
Atlas Facility - USD(5)	800,000	485,340	March 2027(6)	800,000	462,886	March 2027(6)
Atlas Facility - GBP, EUR	455,928	455,929	August 2028	—	—	N/A
HSBC Facility - GBP(7)	—	—	N/A	377,483	377,483	May 2025
HSBC Facility - EUR(7)	—	—	N/A	250,162	250,162	January 2026(8)
Barclays Facility - USD	600,000	461,850	March 2030(9)(10)	500,000	321,546	March 2027(9)
Barclays Facility - GBP	167,830	124,550	February 2029	—	—	N/A
Goldman Sachs Facility - GBP	465,063	449,139	June 2029	458,804	373,706	May 2029
Goldman Sachs Facility - USD	300,000	146,233	November 2028(11)	—	—	N/A
Deutsche Bank Facility - USD(3)(12)	200,000	25,800	March 2028(12)	700,000	123,434	March 2026
Santander Facility - USD(13)	—	—	N/A	300,000	—	February 2026
MUFG Securities Facility - GBP(14)	—	—	N/A	171,972	171,972	November 2025(9)
Churchill Facility - USD(15)	—	—	N/A	130,000	121,289	April 2026
Total Secured Credit Facilities	6,026,121	4,733,301		5,188,421	3,235,982
Barclays Private Securitization - GBP, EUR, SEK	1,543,925	1,543,925	January 2028(8)	1,587,780	1,587,780	May 2027(8)
Revolving Credit Facility(16)	275,000	—	August 2028(17)	160,000	—	March 2026
Total Secured Debt Arrangements	7,845,046	6,277,226		6,936,201	4,823,762
Less: deferred financing costs	N/A	(8,676)		N/A	(8,789)
Total Secured Debt Arrangements, net(18)(19)(20)	$7,845,046	$6,268,550		$6,936,201	$4,814,973

(1)
As of December 31, 2025, British Pound Sterling ("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.35, 1.17, and 0.11, respectively. As of December 31, 2024, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.25, 1.04 and 0.09, respectively.

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
(11)
Assumes facility enters the two-year amortization period subsequent to the November 2026 maturity, which allows for the refinancing or pay down of assets under the facility.
(12)
Effective March 31, 2025, the capacity on the Deutsche Bank Facility was reduced to $200.0 million from $700.0 million and final maturity was extended to March 31, 2028 during the first quarter 2025.
(13)
The Santander Facility was terminated during the first quarter of 2025.
(14)
The MUFG Facility was terminated during the second quarter of 2025.
(15)
The Churchill Facility was terminated during the second quarter of 2025.
(16)
Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to the sum of (i) a floating rate index and (ii) a fixed margin. Borrowings under the Revolving Credit Facility are full recourse to certain guarantor wholly-owned subsidiaries of the Company. See "Revolving Credit Facility" below for additional discussion.
(17)
The Revolving Credit Facility was extended to August 7, 2028 during the third quarter of 2025. See "Revolving Credit Facility" below for additional discussion.
(18)
Weighted-average borrowing costs as of December 31, 2025 and December 31, 2024 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.05% / GBP: +1.95% / EUR: +2.26% / SEK: +1.50% and USD: +2.47% / GBP: +2.43% / EUR: +2.11% / SEK: +1.50%, respectively.
(19)
Weighted-average advance rates based on cost as of December 31, 2025 and December 31, 2024 were 72.91% (71.0% (USD) / 76.6% (GBP) / 70.8% (EUR) / 80.1% (SEK)) and 68.6% (62.2% (USD) / 75.3% (GBP) / 70.8% (EUR) / 80.2% (SEK)), respectively.
(20)
As of December 31, 2025 and December 31, 2024, approximately 34% and 46%, respectively, of the outstanding balance under these secured borrowings were recourse to us.

Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of December 31, 2025 and December 31, 2024, the weighted-average haircut under our secured debt arrangements was approximately 27.1% and 31.4%, respectively. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.

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

As of both December 31, 2025 and December 31, 2024, we had no outstanding balance on the Revolving Credit Facility.

During the years ended December 31, 2025, 2024 and 2023, we recorded $400.0 thousand, $281.4 thousand, and $282.8 thousand of unused fees, respectively. During the years ended December 31, 2025, 2024 and 2023, we recorded $622.0 thousand, $2.4 million, and $168.3 thousand of contractual interest expense, respectively.

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

The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of December 31, 2025 and December 31, 2024 ($ in thousands):

	December 31, 2025
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	4	$1,263,872	$1,254,294
EUR	2	543,263	537,005
SEK	1	261,595	260,682
Total	7	$2,068,730	$2,051,981

	December 31, 2024
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	5	$1,251,205	$1,236,691
EUR	3	720,126	711,859
SEK	1	223,992	222,727
Total	9	$2,195,324	$2,171,277

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of December 31, 2025 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$941,015	April 2028
Total/Weighted-Average EUR	393,634	May 2028(3)
Total/Weighted-Average SEK	209,276	May 2026
Total/Weighted-Average Securitization	$1,543,925	January 2028

(1)
As of December 31, 2025, we had £698.3 million, €335.1 million, and kr1.9 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our consolidated balance sheets ($ in thousands):

	December 31, 2025	December 31, 2024
Assets:
Cash	$1,325	$150
Commercial mortgage loans, net(1)	2,051,981	2,171,277
Other Assets(2)	23,623	29,179
Total Assets	$2,076,929	$2,200,606
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $1.1 million and $1.1 million in 2025 and 2024, respectively)	$1,542,817	$1,586,680
Accounts payable, accrued expenses and other liabilities(3)	8,348	10,519
Total Liabilities	$1,551,165	$1,597,199

(1)
Net of the General CECL Allowance of $8.4 million and $10.8 million as of December 31, 2025 and December 31, 2024, respectively.
(2)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(3)
Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $1.0 million and $2.1 million as of December 31, 2025 and December 31, 2024, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our consolidated statement of operations ($ in thousands):

	Year ended December 31,
	2025	2024	2023
Net interest income:
Interest income from commercial mortgage loans	$176,846	$252,391	$217,132
Interest expense	(97,640)	(141,010)	(113,910)
Net interest income	$79,206	$111,381	$103,222
General and administrative expense	$(363)	$(6)	$(16)
Decrease (increase) in current expected credit loss allowance, net	3,555	(2,131)	277
Foreign currency translation gain (loss)	60,477	(22,802)	29,425
Net income	$142,875	$86,442	$132,908

At December 31, 2025, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	Total
JPMorgan Facility	$312,229	$87,882	$1,505,816	$1,905,927
Morgan Stanley Facility - GBP	—	—	300,097	300,097
Morgan Stanley Facility - USD	—	—	378,435	378,435
Atlas Facility	153,807	331,534	—	485,341
Atlas UK Facility	—	455,929	—	455,929
Barclays Facility - USD	—	—	461,850	461,850
Barclays Facility - GBP	—	—	124,550	124,550
Goldman Sachs Facility - GBP	—	—	449,139	449,139
Goldman Sachs Facility - USD	—	146,233	—	146,233
Deutsche Bank Facility	25,800	—	—	25,800
Barclays Private Securitization	209,276	1,334,649	—	1,543,925
Revolving Credit Facility	—	—	—	—
Total	$701,112	$2,356,227	$3,219,887	$6,277,226

The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.

The table below summarizes the outstanding balances at December 31, 2025, as well as the maximum and average month-end balances for the year ended December 31, 2025 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2025		For the twelve months ended December 31, 2025
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,905,928	$2,565,786	$1,925,843	$1,601,369
Morgan Stanley Facility - GBP	300,097	369,962	300,096	237,199
Morgan Stanley Facility - USD	378,435	489,666	378,435	329,942
Atlas Facility	485,340	740,608	496,333	510,415
Atlas UK Facility	455,929	643,877	455,928	160,604
HSBC Facility	—	—	—	386,161
Barclays Facility - USD	461,850	630,014	468,595	365,432
Barclays Facility - GBP	124,550	157,891	124,549	123,794
Goldman Sachs Facility - GBP	449,139	581,378	449,091	422,641
Goldman Sachs Facility - USD	146,233	180,806	146,233	97,488
Deutsche Bank Facility	25,800	42,500	27,300	58,425
Barclays Private Securitization	1,543,925	2,060,388	1,543,925	1,673,351
Revolving Credit Facility	—	—	—	14,273
Total	$6,277,226	$8,462,876

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

Effective as of June 30, 2025, we amended our financial covenants from a maximum ratio of total indebtedness to tangible net worth of 4.0:1.0 to a ratio of total indebtedness to total assets not to exceed 83.33% (81.82% for our Revolving Credit Facility). We were in compliance with our covenants for the periods ended December 31, 2025 and December 31, 2024.

The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, foreign currency fluctuations, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy our debt covenants in the future.

Note 8 – Senior Secured Term Loans, Net

In June 2025, we entered into a $750.0 million senior secured term loan facility (the "2030 Term Loan") to refinance and replace our previously outstanding 2026 Term Loan and 2028 Term Loans (each as defined and described below). The 2030 Term Loan matures in June 2030 and bears interest at a rate of SOFR plus 3.25%. The 2030 Term Loan was issued at a price of 99.3% and is amortizing with repayments of 0.25% of the total committed principal per quarter. Inclusive of the discount and deferred financing costs, the total cost of the 2030 Term Loan was SOFR+3.91% as of December 31, 2025. During the year ended December 31, 2025, we repaid $3.8 million of principal related to the 2030 Term Loan. The 2030 Term Loan contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The refinancing was accounted for as a continuation of the existing loans in accordance with ASC Topic 470 "Debt".

Prior to refinancing in June 2025, we held a $471.3 million senior secured term loan (the "2026 Term Loan") that bore interest at SOFR plus 2.86% and a $288.0 million senior secured term loan (the "2028 Term Loan," collectively with the 2026 Term Loan, the "2026 and 2028 Term Loans") that bore interest at SOFR (with a floor of 0.50%) plus 3.61%. The 2026 and 2028 Term Loans contained restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities and were issued at a price of 99.5% and 99.0%, respectively.

The following table summarizes the terms of the 2030 Term Loan as of December 31, 2025 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate(2)	Maturity Date
2030 Term Loan	$746,250	$(6,324)	$(12,393)	$727,533	+ 3.25%	6/13/2030
Total	$746,250	$(6,324)	$(12,393)	$727,533

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
(2)
Indexed to one-month SOFR

Covenants

The 2030 Term Loan contains a financial covenant that our recourse indebtedness shall not exceed 83.3% of our total assets (subject to certain adjustments). As of December 31, 2025, we were in compliance with this covenant.

The financial covenants of the 2026 and 2028 Term Loans included the requirement that we maintain: (i) a maximum ratio of total recourse debt to tangible net worth of 4:1; and (ii) a ratio of total unencumbered assets to total pari-passu indebtedness of at least 2.50:1. We were in compliance with the covenants under the 2026 and 2028 Term Loans at December 31, 2024.

Note 9 – Senior Secured Notes, Net

In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the 2030 Term Loan. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $497.2 million and $496.4 million, net of deferred financing costs of $2.8 million and $3.6 million, as of December 31, 2025 and December 31, 2024, respectively.

Covenants

The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of December 31, 2025 and December 31, 2024, we were in compliance with all covenants.

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

The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of December 31, 2025, we were in a net liability position with our derivative counterparties and posted collateral of $27.4 million included within other assets on our consolidated balance sheet. As of December 31, 2024, we were in a net asset position with all of our derivative counterparties and did not have any collateral posted under these derivative contracts.

The following table summarizes our non-designated Fx forwards and interest rate cap as of December 31, 2025:

	December 31, 2025
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	153	577,672	GBP	January 2026 - August 2029	1.46
Fx contracts - EUR	21	254,588	EUR	February 2026 - December 2028	1.55
Fx contracts - SEK	10	558,278	SEK	February 2026 - May 2026	0.40
Interest rate cap	1	73,700	USD	September 2026	0.67

The following table summarizes our non-designated Fx forwards and interest rate caps as of December 31, 2024:

	December 31, 2024
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	80	632,702	GBP	January 2025 - August 2027	1.39
Fx contracts - EUR	48	355,218	EUR	January 2025 - August 2026	1.18
Fx contracts - SEK	14	633,231	SEK	February 2025 - May 2026	1.32
Interest rate caps	2	238,535	USD	July 2025 - October 2025	0.67

We have not designated any of our derivative instruments as hedges as defined in ASC Topic 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our consolidated statements of operations related to our forward currency contracts for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

		Amount of gain (loss) recognized in income
		Year Ended December 31,
	Location of Gain (Loss) Recognized in Income	2025	2024	2023
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$(84,545)	$29,687	$(91,434)
Forward currency contracts	Realized gain (loss) on derivative instruments	(14,158)	22,903	43,221
Total		$(98,703)	$52,590	$(48,213)

The following table summarizes the amounts recognized on our consolidated statements of operations related to our interest rate caps for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

		Amount of gain (loss) recognized in income
		Year Ended December 31,
	Location of Gain (Loss) recognized in Income	2025	2024	2023
Interest rate caps	Unrealized loss on interest rate hedging instruments	$(379)	$(1,373)	$(10,098)
Interest rate caps	Realized gain on interest rate hedging instruments	402	1,943	9,684
Total		$23	$570	$(414)

In June 2020, we entered into an interest rate cap for approximately $1.1 million, which matured in June 2023. Our interest rate cap managed our exposure to variable cash flows on our borrowings under the senior secured term loan by effectively limiting LIBOR from exceeding 0.75%. This limited the maximum all-in coupon on our senior secured term loan to 3.50%. The unrealized gain or loss related to the interest rate cap was recorded net under unrealized gain on interest rate hedging instruments in our consolidated statement of operations. During 2023 through the interest rate cap maturity, LIBOR exceeded the cap rate of 0.75%. As such, we realized a gain from the interest rate cap in the amount of $9.7 million, which is included in gain (loss) on interest rate hedging instruments in our consolidated statement of operations during the year ended December 31, 2023. The realized gain was a result of the increase in the current interest rate forward curve, partially offset by the nearing maturity of the cap.

In September 2023, we entered into an interest rate cap with an original maturity of October 1, 2024 and a notional amount of $164.8 million. During September 2024, we extended our interest rate cap to October 2025. We use our interest rate cap to hedge our exposure to variable cash flows on our construction financing. The interest rate cap effectively limits SOFR from exceeding 4.00% which results in the maximum all-in coupon on our construction financing of 6.55%. From 2023 through the interest rate cap maturity, SOFR exceeded the cap rate of 4.00%. As such, we realized gains from the interest rate cap in the amount of $0.4 million, $1.9 million, and $0.6 million during the years ended December 31, 2025, 2024 and 2023, respectively, which are included in gain (loss) on interest rate hedging instruments in our consolidated statement of operations.

In June 2024, we entered into an interest rate cap with an original maturity of July 1, 2025 and a notional amount of $73.7 million. During August 2025, we extended our interest rate cap to September 1, 2026. We use our interest rate cap to hedge our exposure to variable cash flows on our floating rate mortgage related to the D.C. Hotel. The interest rate cap effectively limits SOFR from exceeding 6.00% which results in the maximum all-in coupon on mortgage of 9.00%. During the years ended December 31, 2025 and 2024, SOFR did not exceed the cap rate of 6.00%, and accordingly, no realized gain was recorded.

The following table summarizes the gross asset and liability amounts related to our derivatives at December 31, 2025 and December 31, 2024 ($ in thousands):

	December 31, 2025			December 31, 2024
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$7,464	$(34,255)	$(26,791)	$59,261	$(1,508)	$57,753
Interest rate caps	—	—	—	416	—	416
Total derivative assets (liabilities)	$7,464	$(34,255)	$(26,791)	$59,677	$(1,508)	$58,169

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	December 31, 2025	December 31, 2024
Collateral held under derivative agreements	$—	$54,420
Accrued dividends payable	38,668	37,976
Accrued interest payable	33,876	28,261
Accounts payable and other liabilities(1)	13,159	11,574
General CECL Allowance on unfunded commitments(2)	5,759	5,948
Total	$91,462	$138,179

(1)
Includes $13.1 million and $8.8 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at December 31, 2025 and December 31, 2024, respectively.
(2)
Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of December 31, 2025 and December 31, 2024, respectively.

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

During the years ended December 31, 2025, 2024 and 2023, we recorded a current income tax provision of $0.3 million, $0.4 million, and $0.4 million, respectively, related to activities of our taxable REIT subsidiaries.

There was a $0.2 million, $0.3 million, and $0.6 million income tax asset related to the operating activities of our TRS entities as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively. As of December 31, 2025, December 31, 2024, and December 31, 2023, there were no material deferred tax assets or liabilities.

As of December 31, 2025, we had net operating losses of $6.2 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods.

As of December 31, 2025, tax years 2021 through 2024 remain subject to examination by taxing authorities.

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

The term of the Management Agreement was automatically renewed for a successive one-year term in September 2025 and will automatically renew on each anniversary thereafter. The Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to ARI or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager's right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting of our independent directors in February 2026, which included a discussion of the Manager's performance and the level of the management fees thereunder, we determined not to seek termination of the Management Agreement.

We incurred approximately $34.2 million in base management fee under the Management Agreement as compared to $36.1 million, and $38.0 million for the years ended December 31, 2024 and 2023, respectively.

In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the year ended December 31, 2025, we paid expenses totaling $14.8 million related to reimbursements for certain expenses paid by the Manager on our behalf compared to $7.8 million and $6.4 million for the years ended December 31, 2024 and 2023, respectively. Expenses incurred by the Manager and reimbursed by us are reflected in the respective consolidated statement of operations expense category or our consolidated balance sheets based on the nature of the item.

Included in payable to related party on our consolidated balance sheets at December 31, 2025 and December 31, 2024 is approximately $8.6 million and $8.7 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.

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

Italian Direct Lending Structure

In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund, managed by Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the "AIFM"), an affiliate of the Manager. The management fees incurred during the years ended December 31, 2025 and 2024, respectively were de minimis. As of December 31, 2025 and December 31, 2024, the fees payable to the AIFM were de minimis.

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

As of December 31, 2025 and December 31, 2024, respectively, we had $941.3 million and $462.9 million of secured debt on the Atlas Facilities. Refer to "Note 7 – Secured Debt Arrangements, Net" for additional discussion.

Massachusetts Healthcare

In September 2024, we, along with the Apollo Co-Lenders, formed a joint venture of which we held a 41.2% equity interest. Through this joint venture, we and the Apollo Co-Lenders foreclosed on one of the eight Massachusetts hospitals that previously secured our loan. In accordance with ASC Topic 323, "Investments – Equity Method and Joint Ventures" our 41.2% interest in the joint venture was deemed an equity method investment. There was a balance of $23.8 million in the joint venture as of December 31, 2025, recorded within Other Assets on our consolidated balance sheet. There was no balance in the joint venture as of December 31, 2024. See "Massachusetts Healthcare" within "Note 6 – Other Assets" for further discussion.

Proposed Transactions with Athene

On January 27, 2026, we entered into the Purchase Agreement with Athene. In connection with the Asset Sale, we also entered into the Management Agreement Side Letter with Operating LLC and the Manager, and the Expense Reimbursement Letter Agreement with Apollo Management Holdings. The Company is externally managed and advised by the Manager, which is a subsidiary of Apollo, and each of Athene and Apollo Management Holdings is a subsidiary of Apollo. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Athene will purchase from the Company, and the Company will sell to Athene, the Loans as of the Closing, other than two loans with a combined total principal balance of $146 million, as of December 31, 2025, currently held by the Company which are expected to be repaid prior to the Closing. See further discussion in "Note 20 - Subsequent Events."

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

We recognized stock-based compensation expense related to restricted stock and RSU vesting of $13.6 million, $16.5 million, and $17.4 million during the years ended December 31, 2025, 2024 and 2023, respectively.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the years ended years ended December 31, 2025, 2024 and 2023:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2022	56,102	2,865,154
Granted	75,754	1,082,564	$13.8
Vested	(52,768)	(1,389,059)	N/A
Forfeiture	—	(20,327)	N/A
Outstanding at December 31, 2023	79,088	2,538,332
Granted	63,980	1,048,407	$10.1
Vested	(79,088)	(1,291,059)	N/A
Forfeiture	—	(52,421)	N/A
Outstanding at December 31, 2024	63,980	2,243,259
Granted	71,134	1,241,110	$13.2
Vested	(63,980)	(1,185,080)	N/A
Forfeiture	—	(18,566)	N/A
Outstanding at December 31, 2025	71,134	2,280,723

Below is a summary of restricted stock and RSU vesting dates as of December 31, 2025:

Vesting Year	Restricted Stock	RSUs	Total Awards
2026	71,134	1,107,507	1,178,641
2027	—	759,504	759,504
2028	—	413,712	413,712
Total	71,134	2,280,723	2,351,857

As of December 31, 2025, we had unrecognized compensation expense of approximately $0.2 million and $22.9 million related to the vesting of restricted stock awards and RSUs, respectively, presented in the table above.

The unrecognized compensation expense related to the vesting of restricted stock awards and RSUs are expected to be recognized over a weighted-average period of 1.7 years.

RSU Deliveries

During the years ended December 31, 2025, 2024 and 2023, we delivered 698,061, 765,456, and 686,856 shares of common stock for 1,246,704, 1,405,134, and 1,264,352 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our consolidated statement of changes in stockholders' equity. The adjustment was $5.0 million, $7.5 million, and $6.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our consolidated statement of changes in stockholders' equity.

Note 15 – Stockholders' Equity

Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2025, 138,943,831 shares of common stock were issued and outstanding and 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock ("Series B-1 Preferred Stock") were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.

Dividends. The following table details our dividend activity:

	Year Ended December 31,
Dividends declared per share of:	2025	2024	2023
Common Stock	$1.00	$1.20	$1.40
Series B-1 Preferred Stock	$1.81	$1.81	$1.81

Common Stock Repurchases. There was no common stock repurchase activity during the year ended December 31, 2025. During the year ended December 31, 2024, we repurchased 4,013,405 shares of our common stock at a weighted-average price of $10.15 per share, respectively. There was no common stock repurchase activity during the year ended December 31, 2023.

As of December 31, 2025, the approximate dollar value of shares that may yet be purchased under our stock repurchase program was $131.6 million.

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

Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. Apollo appealed the decision with respect to the remaining claim. On October 5, 2023, the Appellate Division, First Department granted Apollo's appeal, thereby dismissing the remaining claim against the Apollo entities who were co-lenders on the mezzanine loan, including the Subsidiary. Plaintiffs filed a motion for leave with the Court of Appeals on November 3, 2023 which the Court denied on April 23, 2024. On July 12, 2024, Plaintiffs filed new motions for leave to appeal to the Court of Appeals. On February 18, 2025, the Court of Appeals granted Plaintiffs' motion for leave to appeal and briefing of the appeal is now complete. The Court of Appeals is scheduled to hear the appeal on April 14, 2026. No reasonable estimate of possible loss, if any, can be made at this time. The Company believes the appeal is without merit.

Massachusetts Healthcare: On September 4, 2024, Saint Elizabeth LLC, which is indirectly owned by a subsidiary of the Company and certain affiliates of Apollo, filed a lawsuit against the Commonwealth of Massachusetts, as well as Governor Maura Healey and the Massachusetts Secretary of Health and Human Services. The action was filed in the Land Court in Boston, Massachusetts. The lawsuit sought equitable relief, including declaring that the taking of the real property associated with St. Elizabeth's Medical Center was void and of no effect. Saint Elizabeth LLC and the Commonwealth executed a settlement agreement dated as of July 22, 2025. In addition to $21.9 million ($9.0 million attributable to ARI), that the Commonwealth already paid in November 2024, the Commonwealth paid St. Elizabeth LLC an additional $44.0 million ($18.1 million attributable to ARI). On August 19, 2025, the lawsuit was dismissed with prejudice. The parties' settlement agreement includes releases of any and all claims or potential disputes relating to the Commonwealth's taking of the property, as more fully set forth in the settlement agreement.

Loan Commitments

As described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at December 31, 2025, we had $1.0 billion of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 4.1 years weighted-average tenor of these loans.

Note 17 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our consolidated balance sheets at December 31, 2025 and December 31, 2024 ($ in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$139,825	$139,825	$317,396	$317,396
Commercial mortgage loans, net	8,712,018	8,650,253	6,715,347	6,616,694
Subordinate loans, net	62,198	62,198	388,809	388,780
Secured debt arrangements, net	(6,268,550)	(6,268,550)	(4,814,973)	(4,814,973)
Senior secured term loans, net	(727,533)	(750,914)	(754,210)	(757,772)
Senior secured notes, net	(497,226)	(485,625)	(496,433)	(432,500)
Debt related to real estate owned, held for investment, net	(424,703)	(424,703)	(324,587)	(324,587)

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

For the years ended December 31, 2025, 2024 and 2023, dilutive earnings per share was calculated under the more dilutive computation of the treasury stock method and the if-converted method. Under the treasury stock method, the denominator includes the weighted-average outstanding common shares plus the incremental shares related to participating securities. The incremental shares are determined by subtracting the average unrecognized compensation cost for the period divided by the average stock price from the unvested RSUs.

The table below presents the computation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2025 and 2024 ($ in thousands except per share data):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$126,720	$(119,636)	$58,127
Less: Preferred dividends	(12,272)	(12,272)	(12,272)
Less: Earnings attributable to participating securities	—	—	—
Less: Dividends on participating securities	(2,535)	(3,252)	(4,353)
Net income (loss) attributable to common stockholders, basic and diluted	$111,913	$(135,160)	$41,502

Number of Shares:
Basic weighted-average shares of common stock outstanding	138,868,602	139,674,140	141,281,286
Diluted weighted-average shares of common stock outstanding	138,868,602	139,674,140	141,281,286

Earnings (Loss) Per Share Attributable to Common Stockholders
Basic	$0.81	$(0.97)	$0.29
Diluted	$0.81	$(0.97)	$0.29

For the years ended December 31, 2025 and 2024 there were no incremental shares included in the calculation of diluted net income per share. For year ended December 31, 2023, 2,932,284 weighted-average unvested RSUs were excluded in the calculation of diluted net income per share because the effect was anti-dilutive.

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

Note 20 – Subsequent Events

Subsequent to the year ended December 31, 2025, the following events took place:

Investment Activity: We funded approximately $78.1 million for previously closed loans.

Loan Repayments: We received approximately $110.0 million from loan repayments, including a full repayment of an $86.7 million first mortgage secured by a resort located in St. Thomas, U.S. Virgin Islands.

Proposed Transactions with Athene

On January 27, 2026, we entered into the Purchase Agreement with Athene. In connection with the Asset Sale, we also entered into the Management Agreement Side Letter with Operating LLC and the Manager, and the Expense Reimbursement Letter Agreement with Apollo Management Holdings. Capitalized terms used herein but not otherwise defined have the meaning set forth in the Purchase Agreement. The Company is externally managed and advised by the Manager, which is a subsidiary of Apollo, and each of Athene and Apollo Management Holdings is a subsidiary of Apollo.

Our board of directors, acting on the unanimous recommendation of a special committee of our board of directors consisting solely of independent and disinterested directors, has approved and determined advisable the Purchase Agreement and the Asset Sale and resolved to recommend that the stockholders of the Company vote in favor of approval of the Asset Sale.

The Closing is expected to occur in the second quarter of 2026. Our management team, in consultation with our board of directors, will spend the remainder of the year evaluating a range of commercial real estate-related strategies designed to reposition the Company. In assessing potential new asset strategies, we will leverage Apollo's broader investment platform and origination capabilities. We also will consider strategic M&A opportunities. If a new asset strategy or a strategic transaction is not announced by year-end, Apollo intends to recommend that our board of directors explore all available strategic opportunities or other alternatives.

Purchase Agreement

The Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, Athene will purchase from the Company, and the Company will sell to Athene, the Loans as of the Closing, other than two loans with a combined total principal balance of $146 million, as of December 31, 2025, currently held by the Company which are expected to be repaid prior to the Closing. The total purchase price paid by Athene will be calculated based on 99.7% of the total commitment amount of each Loan as of the Closing, subject to adjustments as provided in the Purchase Agreement, and will be paid entirely in cash.

The Closing is subject to the satisfaction of certain closing conditions, including, among others, (i) the affirmative vote of holders of at least a majority of the outstanding shares of Company stock entitled to vote on the Asset Sale (the "Requisite Vote"), (ii) the Company's delivery of all closing and transfer documents with respect to Loans that collectively represent at least 85.0% of the aggregate purchase price payable under the Purchase Agreement, and (iii) execution and delivery by the Company, Operating LLC and the Manager of an Amended and Restated Management Agreement ("A&R Management Agreement").

The Purchase Agreement provides the Company with a limited "go-shop" period which commences on the date of the Purchase Agreement and expires at 11:59 p.m., Eastern time, on February 21, 2026, (the "Go-Shop Period"), during which the Company and its representatives may (i) initiate, solicit, facilitate and encourage any inquiry or the making of any proposals or offers relating to certain alternative transactions, including by providing access to non-public information relating to the Company and its subsidiaries pursuant to a confidentiality agreement and (ii) engage and enter into, continue and otherwise participate in discussions or negotiations with respect to potential alternative transactions or otherwise cooperate with, or assist or participate in, or facilitate, any such inquiries, proposals, discussions or negotiations.

Following the expiration of the Go-Shop Period, the Company will be subject to customary "no shop" restrictions prohibiting the Company, its subsidiaries and their respective representatives from (i) initiating, soliciting, knowingly facilitating and knowingly encouraging any inquiry regarding, or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an alternative transaction or (ii) engaging in, entering into, continuing or otherwise participating in any discussions or negotiations regarding, or providing any information concerning the Company or its subsidiaries or afford access to the Company's or its subsidiaries' books, records, management, employees or properties to any third party in connection with any proposal or offer that constitutes, or would reasonably be expected to lead to, an alternative transaction. However, after the Go-Shop Period, the Company may continue to engage in discussions and negotiations with any third party that made a bona fide alternative acquisition proposal prior to the end of the Go-Shop Period that remains pending and has not been withdrawn and that our board of directors, or an authorized committee thereof, determines in good faith constitutes or would be reasonably expected to lead to a superior proposal (any such third party, an "Excluded Party").

At any time prior to obtaining the Requisite Vote, under specified circumstances our board of directors may change its recommendation regarding the Asset Sale and, if such change of recommendation is made in response to a proposal that our board of directors has determined in good faith (after consultation with outside legal counsel and a financial advisor) remains a "superior proposal," after taking into account any changes to the terms of the Purchase Agreement proposed by Athene, the Company may terminate the Purchase Agreement to accept such superior proposal subject to the Company's payment of the termination fee described below.

The Purchase Agreement contains certain termination rights for both the Company and Athene, including if the Asset Sale is not completed on or before October 27, 2026, or if the Requisite Vote is not obtained. In the event of a termination of the Purchase Agreement under certain circumstances, including termination of the Purchase Agreement by Athene as a result of a change of recommendation by our board of directors or a termination by the Company to accept a superior proposal, the Company will be required to pay Athene a termination fee of (i) $25 million if such termination occurs in respect of a superior proposal from an Excluded Party or (ii) in all other circumstances where the Company is obligated to pay a termination fee, $50 million. In addition, if the Company fails to pay the termination fee when due upon termination of the Purchase Agreement, the termination fee will accrue interest until paid in full and the Company will be required to reimburse Athene for costs and expenses incurred in connection with the enforcement and collection of such amounts.

The Purchase Agreement contains customary representations, warranties and covenants of each party, including, among others, covenants requiring the Company to (i) convene and hold a meeting of the Company's stockholders to consider and vote upon the approval of the Asset Sale, (ii) conduct its business in the ordinary course of business and in a manner consistent with past practice in all material respects during the period between the execution of the Purchase Agreement and the Closing, (iii) use reasonable best efforts to obtain certain third-party waivers and consents necessary to permit the sale of the Loans, and (iv) maintain its qualification as a real estate investment trust (as defined in Section 856 of the Code). The Purchase Agreement also contains customary mutual indemnities by each of the Company and Athene in respect of liabilities and obligations with respect to the Loans that are retained by the Company and assumed by Athene, respectively. In addition, if as of the Closing, a Loan cannot be conveyed to Athene due to an outstanding material third party consent or an unreleased material lien, the closing of the sale of such Loan will be delayed until such time as the outstanding item is resolved and the Company will continue to hold such Loan until transferred to Athene. Additionally, as is customary for transactions involving the sale of loan portfolios, the Purchase Agreement contains a repurchase provision pursuant to which a material breach of certain of the Company's representations and warranties regarding a Loan may give rise to an obligation on the part of the Company to cure such breach or, if the breach cannot be cured within a specified period of time, to repurchase the Loan from Athene at a price based on the price paid by Athene at closing, as reduced by any payments or amounts received by Athene in respect of such Loan following closing.

This summary description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement. The Purchase Agreement has been filed to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company or any of its subsidiaries or affiliates.

The representations and warranties of each of the parties set forth in the Purchase Agreement have been made solely for the benefit of the other parties to the Purchase Agreement and such representations and warranties should not be relied on by any other person. In addition, such representations and warranties (i) have been qualified by disclosures made to the other parties in connection with the Purchase Agreement, (ii) are subject to the materiality standards contained in the Purchase Agreement that may differ from what may be viewed as material by investors, and (iii) were made only as of the date of the Purchase Agreement or such other date as is specified in the Purchase Agreement.

Management Agreement Side Letter

Under the terms of the Management Agreement Side Letter, each of the Company, Operating LLC and the Manager has agreed to enter into the A&R Management Agreement, in the form attached to the Management Agreement Side Letter, effective upon the Closing. Upon its effectiveness, the A&R Management Agreement will supersede and replace the existing Management Agreement by and among the Company, Operating LLC and the Manager, dated September 23, 2009 (the "Existing Management Agreement"). The Existing Management Agreement will remain in full force and effect until the Closing in accordance with the

Purchase Agreement. The effectiveness of the A&R Management Agreement is subject to and conditioned upon the Closing in accordance with the Purchase Agreement, and in the event that the Purchase Agreement is terminated, the Existing Management Agreement will continue in full force and effect, and the Management Agreement Side Letter will automatically terminate.

The A&R Management Agreement is substantially similar to the Existing Management Agreement except in the case of the following terms and provisions:

•
Base Management Fee: The Existing Management Agreement provides for a base management fee equal to 1.5% per annum of stockholders' equity of the Company, payable entirely in cash quarterly in arrears. Under the A&R Management Agreement, following the Closing, the base management fee will initially be (1) 0.75% per annum of the Company's stockholders' equity if the annualized return on equity ("ROE") for a particular fiscal quarter is less than 7.5% or (2) 1.5% per annum of the Company's stockholders' equity if the ROE for a particular fiscal quarter equals or exceeds 7.5%, payable quarterly in arrears entirely in shares of the Company's common stock, par value $0.01 per share (the "Company Common Stock"), except for certain circumstances in which the base management fee is required to be paid partially or entirely in cash as provided in the A&R Management Agreement, including following achievement of the ROE Milestone (as discussed below) or in the event of certain legal prohibitions or restrictions relating to the payment of such fee in shares of Company Common Stock. The number of shares of Company Common Stock issued as payment of any installment of the base management fee will be equal to the greatest of (i) book value per share of a share of Company Common Stock as of the end of the fiscal quarter to which such installment relates, (ii) the average of the closing prices for a share of Company Common Stock on the NYSE for each of the five consecutive full trading days ending on and including the last full trading day of the fiscal quarter to which such relates and (iii) the par value per share of Company Common Stock. If the Company achieves an ROE of 7.5% or more for two consecutive quarters (the "ROE Milestone"), the base management fee will permanently increase to 1.5% of stockholders' equity and will be payable entirely in cash.
•
Incentive Fee: The Existing Management Agreement does not contemplate the payment by the Company of any incentive fee or other incentive compensation to the Manager. Under the A&R Management Agreement, following achievement of the ROE Milestone, the Manager will be eligible to receive an incentive fee equal to 20% of stockholders' equity above an 8% ROE hurdle, with such incentive fee payable entirely in shares of Company Common Stock (with the number of shares for any given installment of such incentive fee determined in the same manner as described above under "Base Management Fee" except in the event of certain legal prohibitions or restrictions relating to the payment of such fees in shares of Company Common Stock).
•
Termination Fee: Under the Existing Management Agreement, the Termination Fee (as defined therein) is equal to three times the sum of the average annual base management fee paid over the 24-month period immediately preceding the date of the termination of the Existing Management Agreement. Under the A&R Management Agreement, the termination fee formula will include any incentive fees paid over the 24-month year period prior to termination but will otherwise be the same as the formula in the Existing Management Agreement.
•
Other Key Terms: The A&R Management Agreement reflects updates to certain definitions and mechanics for calculation and payment of fees, including changes to "Base Management Fee," and "Core Earnings," and related terms to clarify the revised Manager compensation structure and performance criteria.

The foregoing description of the Management Agreement Side Letter and A&R Management Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Management Agreement Side Letter.

Expense Reimbursement Letter Agreement

Under the terms of the Expense Reimbursement Letter Agreement, Apollo Management Holdings agreed to reimburse the Company for up to $10 million of the expenses incurred by the Company in connection with the Asset Sale.

The foregoing description of the Expense Reimbursement Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Expense Reimbursement Letter Agreement.

Apollo Commercial Real Estate Finance, Inc.

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2025

($ in thousands)

		Initial Cost		Capitalized Costs Subsequent	Gross Carrying Amount at December 31, 2025			Accumulated	Net Carrying Amount	Year	Year
Description	Encumbrances	Land	Building	to Acquisition	Land	Building (1)	Total	Depreciation	At December 31, 2025	Built	Acquired
D.C. Hotel	$73,700	$58,742	$86,871	$3,457	$58,742	$90,328	$149,070	$11,690	$137,380	1925	2021
Atlanta Hotel	-	16,628	50,152	-	16,628	50,152	66,780	8,620	58,160	1972	2023
Brooklyn Multifamily Development	352,099	221,225	69,879	340,636	221,225	410,515	631,740	774	630,966	NA	2022
Total	$425,799	$296,595	$206,902	$344,094	$296,595	$550,996	$847,591	$21,084	$826,507
Furniture, fixtures, and equipment, net	-	-	16,907	12,888	-	29,795	29,795	13,355	16,440
Total Real Estate Owned	$425,799	$296,595	$223,809	$356,981	$296,595	$580,791	$877,386	$34,439	$842,947

———————

1.
Includes $267.6 million of construction-in-progress for Brooklyn Multifamily Development as of December 31, 2025.

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
Real Estate	2025	2024	2023
Balance at beginning of period	$754,620	$586,774	$448,451
Additions: Land	-	-	16,628
Additions: Buildings & improvements and other	92,970	167,847	121,695
Less: Assets sold, written-off, reclassified to ready for sale and deconsolidated	-	-	-
Balance at end of period	$847,591	$754,620	$586,774

Accumulated Depreciation
Balance at beginning of period	$14,568	$7,301	$2,231
Depreciation expense	6,516	7,268	5,070
Less: Accumulated depreciation on assets sold, written off and deconsolidated	-	-	-
Balance at end of period	$21,084	$14,568	$7,301

Apollo Commercial Real Estate Finance, Inc.

Schedule IV — Mortgage Loans on Real Estate

As of December 31, 2025

($ in thousands)

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment(3)	Principal Balance	Carrying Value	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Commercial mortgage loans individually >3%
Loan A		Office/United Kingdom	6.6%	Dec-28	I/O	$658,703	$654,594	$—
Loan B		Hotel/Various Europe	5.3%	Dec-30	I/O	342,338	339,309	—
Loan C		Office/New York City	3.0%	Dec-30	I/O	267,169	267,169	—

Commercial mortgage loans individually <3%
First Mortgage	17	Residential/Various	0.0%-7.8%	2026-2030	I/O	$2,268,838	$2,253,714	$112,645
First Mortgage	6	Office/Various	3.0%-8.8%	2026-2030	I/O	1,026,873	1,026,770	—
First Mortgage	12	Hotel/Various	0.0%-9.4%	2026-2030	I/O	1,438,647	1,431,024	—
First Mortgage	5	Industrial/Various	5.1%-7.2%	2027-2030	I/O	976,089	970,073	—
First Mortgage	3	Data Center/Various	6.0%-7.3%	2029-2030	I/O	564,903	560,699	—
First Mortgage	2	Retail/Various	0.0%-6.8%	2026-2030	P&I	376,712	295,258	173,924
First Mortgage	2	Mixed Use/Various	7.6%-7.9%	2027-2029	I/O	303,179	302,544	—
First Mortgage(4)	4	Other/Various	5.5%-9.1%	2026-2030	I/O	649,647	649,557	—
Total Commercial mortgage loans						$8,873,098	$8,750,711	$286,569

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment(3)	Principal Balance	Carrying Value	Principal Amount of Mortgages Subject to Delinquent Principal or Interest
Subordinate loans individually <3%
Subordinate Mortgage	2	Residential/New York City	0.0%	Nov-26	I/O	$330,962	$62,259	$330,962
Total Subordinate loans(5)						$330,962	$62,259	$330,962
Total loans(6)						$9,204,060	$8,812,970	$617,530
General CECL Allowance(7)							(38,754)
Carrying value, net							$8,774,216

———————

1.
Assumes applicable benchmark rate as of December 31, 2025 for all floating rate loans. For loans placed on nonaccrual the interest rate noted above is 0%.
2.
Assumes all extension options are exercised.
3.
Payment terms: P&I = Periodic payment of principal and interest; I/O = Periodic payment of interest only with principal at maturity.
4.
Includes loans collateralized by pubs, urban predevelopment, and a portfolio of office, industrial, and retail property types.
5.
Not subject to prior liens.
6.
The aggregate cost for U.S. federal income tax purposes is $9.0 billion.

7.
Excludes $5.8 million of General CECL Allowance related to unfunded commitments on commercial mortgage loans, subordinate loans and other lending assets, net in 2025.

The following table summarizes the changes in the carrying amounts of our loan portfolio during 2025 , 2024 and 2023, respectively ($ in thousands):

Reconciliation of Carrying Amount of Loans	December 31, 2025(1)	December 31, 2024(1)	December 31, 2023
Balance at beginning of year	$7,104,156	$8,358,093	$8,681,990
Loan fundings	4,195,959	1,871,792	929,106
Loan repayments and sales	(2,868,214)	(2,541,740)	(1,225,930)
Gain (loss) on foreign currency translation	365,923	(133,477)	175,707
Realized loss on investments(2)	(7,436)	(128,191)	(86,604)
Transfer to Other Assets	—	(159,667)	(75,000)
Decrease (increase) in Specific CECL Allowance(3)	4,500	(149,500)	(59,500)
Decrease (increase) in General CECL Allowance(4)	(7,918)	(4,354)	(258)
Deferred Fees and other items(5)	(46,986)	(39,554)	(16,453)
Payment-in-kind interest and amortization of fees	34,232	30,754	35,035
Balance at the close of year	$8,774,216	$7,104,156	$8,358,093

———————

1.
Excludes Note receivable, held for sale and related activity. The note was held for sale as of December 31, 2024 and was sold during the third quarter of 2025.
2.
During the year ended December 31, 2025, we recorded a $7.4 million net realized loss on investments, consisting of (i) a $1.2 million realized loss on the sale of a promissory note related to the sale of one of the eight hospitals that previously secured the Massachusetts Healthcare Loan and (ii) a $6.2 million realized loss related to the discounted payoff of the Michigan Office Loan. During the year ended December 31, 2024, we recorded a $128.2 million net realized loss on investments, consisting of (i) a $127.5 million realized loss related to the extinguishment of the Massachusetts Healthcare Loan and (ii) a $0.7 million realized loss related to the sale of a commercial mortgage loan collateralized by a hotel property located in Honolulu, HI, which was sold at a price of 99.5%. During the year ended December 31, 2023, we recorded an $86.6 million realized loss on investments comprised of (i) a $4.8 million realized loss related to the acquisition of the Atlanta Hotel through a deed-in-lieu of foreclosure and (ii) a $82.0 million realized loss representing a write-off of previously recorded Specific CECL Allowance on one of our subordinate loans secured by an ultra-luxury residential property in Manhattan, NY. These losses were partially offset by a $0.2 million gain on investments recorded in connection with the sale of our entire interest in three commercial loans secured by properties in Europe and a partial interest in one commercial loan secured by property located in London, United Kingdom.
3.
During the year ended December 31, 2025, we recorded a net decrease in our Specific CECL Allowance of $4.5 million. This amount consisted of (i) a $1.3 million reversal and a $6.2 million write-off of our Specific CECL Allowance related to the discounted payoff of our Michigan Office Loan and (ii) a $3.0 million Specific CECL Allowance recorded on a commercial mortgage loan secured by a hotel in Chicago, IL. During the year ended December 31, 2024, we recorded a net increase in our Specific CECL Allowance of $149.5 million. This net increase was comprised of Specific CECL Allowances on two of our mezzanine loans and a Specific CECL Allowance on our Massachusetts Healthcare Loan, which was subsequently fully written off. During the year ended December 31, 2023, the Specific CECL Allowance increased $59.5 million. We recorded a $141.5 million increase to our Specific CECL Allowance, related to two mezzanine loans secured by the same ultra-luxury residential property in Manhattan, NY. As of June 30, 2023, $82.0 million related to the most junior mezzanine loan was deemed unrecoverable. Accordingly, $82.0 million of previously recorded Specific CECL was written-off and recorded as a realized loss within net realized loss on investments during the second quarter of 2023.
4.
$5.8 million, $5.9 million, and $4.0 million as of December 31, 2025, 2024, and 2023, respectively, of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability on our consolidated balance sheets.
5.
Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses, as well as $1.2 million, $9.1 million, and $2.5 million in cost recovery proceeds in 2025, 2024, and 2023, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our 2025 annual meeting of stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2025.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 11. Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of our securities required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

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

(2) Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2025.

Schedule IV — Mortgage Loans on Real Estate as of December 31, 2025.

(3) Exhibits Files:

2.1

Asset Purchase and Sale Agreement, dated January 27, 2026, by and between Apollo Commercial Real Estate Finance, Inc. and Athene Holding Ltd., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on January 28, 2026 (File No. 001-34452).

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

4.4*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

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

10.4

Registration Rights Agreement, dated as of September 18, 2015, between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on September 23, 2015 (File No. 001-34452)

10.5

Registration Rights Agreement, dated as of September 18, 2015, between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on September 23, 2015 (File No. 001-34452).

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

10.16

Letter Agreement, dated January 27, 2026, by and among Apollo Commercial Real Estate Finance, Inc., ACREFI Operating, LLC and ACREFI Management, LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 28,2026 (File No. 001-34452)

10.17

Letter Agreement, dated January 27, 2026, by and between Apollo Commercial Real Estate Finance, Inc. and Apollo Management Holdings, L.P., incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on January 28, 2026 (File No. 001-34452).

19.1	Insider Trading Policy.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
97.1	Recovery Policy Relating to Erroneously Awarded Incentive Compensation, incorporated by reference to Exhibit 97.1 of the Registrant's Form 10-K filed on February 6, 2024 (File No. 001-34452).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

February 10, 2026	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

February 10, 2026	By:	/s/ Anastasia Mironova
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

February 10, 2026	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President, Chief Executive Officer and Director (Principal Executive Officer)

February 10, 2026	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)

February 10, 2026	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

February 10, 2026	By:	/s/ Pamela G. Carlton
Pamela G. Carlton Director

February 10, 2026	By:	/s/ Brenna Haysom
Brenna Haysom Director

February 10, 2026	By:	/s/ Robert A. Kasdin
Robert A. Kasdin Director

February 10, 2026	By:	/s/ Katherine Newman
Katherine Newman Director

February 10, 2026	By:	/s/ Scott S. Prince
Scott S. Prince Director

February 10, 2026	By:	/s/ Michael E. Salvati
Michael E. Salvati Director

February 10, 2026	By:	/s/ Carmencita N.M. Whonder
Carmencita N.M. Whonder Director