Form 10-Q
period 2026-03-31
Apollo Commercial Real Estate Finance, Inc.
filed 2026-04-28
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of April 27, 2026, there were 132,849,702 shares, $0.01 par value per share, of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share data)

	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$126,847	$139,825
Commercial mortgage loans, net(1)(2)	8,830,428	8,712,018
Subordinate loans, net(2)	51,190	62,198
Real estate owned, held for investment, net (net of $38,419 and $34,438 accumulated depreciation in 2026 and 2025, respectively)	852,115	842,947
Other assets	208,631	143,979
Derivative assets, net	17,772	—
Total Assets	$10,086,983	$9,900,967
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$6,494,368	$6,268,550
Senior secured term loans, net	726,711	727,533
Senior secured notes, net	497,421	497,226
Debt related to real estate owned, held for investment, net	439,168	424,703
Accounts payable, accrued expenses and other liabilities(3)	109,496	91,462
Derivative liabilities, net	—	26,791
Payable to related party	8,126	8,612
Total Liabilities	$8,275,290	$8,044,877
Commitments and Contingencies (see Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2026 and 2025 (see Note 15)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 136,724,839 and 138,943,831 shares issued and outstanding in 2026 and 2025, respectively	1,367	1,389
Additional paid-in-capital	2,671,533	2,704,316
Accumulated deficit	(861,275)	(849,683)
Total Stockholders' Equity	1,811,693	1,856,090
Total Liabilities and Stockholders' Equity	$10,086,983	$9,900,967

(1)
Includes carrying value of $8,677,452 and $8,424,605 pledged as collateral under secured debt arrangements in 2026 and 2025, respectively.
(2)
Net of $375,498 and $376,754 CECL Allowances comprised $37,498 and $38,754 General CECL Allowance in 2026 and 2025, respectively, and $338,000 Specific CECL Allowance in 2026 and 2025.
(3)
Includes $3,726 and $5,759 of General CECL Allowance related to unfunded commitments on commercial mortgage loans and subordinate loans, net in 2026 and 2025, respectively.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net interest income:
Interest income from commercial mortgage loans	$149,989	$143,985
Interest income from subordinate loans and other lending assets	—	557
Interest expense	(113,922)	(105,057)
Net interest income	$36,067	$39,485
Revenue from real estate owned operations	22,567	26,331
Total net revenue	$58,634	$65,816
Operating expenses:
General and administrative expenses (includes equity-based compensation of $3,047 and $3,430 in 2026 and 2025, respectively)	$(5,952)	$(6,652)
Management fees to related party	(8,118)	(8,564)
Operating expenses related to real estate owned	(18,218)	(20,767)
Depreciation and amortization on real estate owned	(3,981)	(2,456)
Total operating expenses	$(36,269)	$(38,439)
Other income, net	$1,413	$1,883
Loss from equity method investment	(274)	(689)
Decrease (Increase) in current expected credit loss allowance, net	3,289	(4,008)
Foreign currency translation gain (loss)	(17,148)	40,558
Gain (loss) on foreign currency forward contracts (includes unrealized gains (losses) of $44,494 and ($41,829) in 2026 and 2025, respectively)	16,812	(38,972)
Loss on interest rate hedging instruments (includes unrealized loss of ($174) in 2025)	—	(42)
Net income before taxes	$26,457	$26,107
Income tax provision	(230)	(116)
Net income	$26,227	$25,991
Preferred dividends	(3,068)	(3,068)
Net income available to common stockholders	$23,159	$22,923
Net income per share of common stock:
Basic	$0.16	$0.16
Diluted	$0.16	$0.16
Basic weighted-average shares of common stock outstanding	139,110,347	138,639,004
Diluted weighted-average shares of common stock outstanding	139,709,831	138,991,818
Dividend declared per share of common stock	$0.25	$0.25

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2026	6,770,393	$68	138,943,831	$1,389	$2,704,316	$(849,683)	$1,856,090
Capital increase (decrease) related to Equity Incentive Plan	—	—	655,152	7	(2,528)	—	(2,521)
Repurchase of common stock	—	—	(2,874,144)	(29)	(30,255)	—	(30,284)
Net Income	—	—	—	—	—	26,227	26,227
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(34,751)	(34,751)
Balance at March 31, 2026	6,770,393	$68	136,724,839	$1,367	$2,671,533	$(861,275)	$1,811,693

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2025	6,770,393	$68	138,174,636	$1,382	2,695,701	$(822,670)	$1,874,481
Capital increase (decrease) related to Equity Incentive Plan	—	—	696,552	7	(1,524)	—	(1,517)
Net Income	—	—	—	—	—	25,991	25,991
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(35,279)	(35,279)
Balance at March 31, 2025	6,770,393	$68	138,871,188	$1,389	$2,694,177	$(835,026)	$1,860,608

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net Income	$26,227	$25,991
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium, deferred fees and payment-in-kind interest	(9,542)	(5,642)
Amortization of deferred financing costs	4,929	3,779
Straight-line rent amortization	(898)	—
Equity-based compensation	3,047	3,430
Increase (decrease) in current expected credit loss allowance, net	(3,289)	4,008
Foreign currency loss (gain)	24,250	(35,994)
Unrealized loss (gain) on foreign currency contracts	(44,494)	41,829
Unrealized loss on interest rate hedging instruments	—	174
Depreciation and amortization on real estate owned	3,981	2,456
Loss from equity method investment	274	689
Changes in operating assets and liabilities:
Other assets	37,064	(4,256)
Accounts payable, accrued expenses and other liabilities	(28,502)	3,014
Payable to related party	(486)	(162)
Net cash provided by operating activities	$12,561	$39,316
Cash flows from investing activities:
New funding of commercial mortgage loans	(299,900)	(460,452)
Add-on funding of commercial mortgage loans	(333,363)	(59,225)
Add-on funding of subordinate loans	(5,533)	(13,642)
Proceeds received from the repayment and sale of commercial mortgage loans	355,589	138,024
Proceeds received from the repayment of subordinate loans and other lending assets	16,561	—
Contributions to equity method investment	(869)	(3,256)
Origination fees, other fees, and cost recovery proceeds received on commercial mortgage loans, and subordinate loans, net	4,193	6,854
Increase (decrease) in collateral related to derivative contracts, net	49,420	(41,140)
Capital expenditures on real estate owned assets	(12,832)	(24,867)
Net cash used in investing activities	$(226,734)	$(457,704)

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited) (Continued)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Proceeds from secured debt arrangements	594,095	406,830
Proceeds related to financing on real estate owned	13,970	20,514
Repayments of secured debt arrangements	(324,760)	(111,498)
Repayments of senior secured term loan principal	(1,875)	(2,000)
Payment of deferred financing costs	(6,094)	(4,073)
Payment of withholding tax on RSU delivery	(5,576)	(4,947)
Repurchase of common stock	(30,284)	—
Dividends on common stock	(35,600)	(35,416)
Dividends on preferred stock	(3,068)	(3,068)
Net cash provided by financing activities	$200,808	$266,342
Net decrease in cash and cash equivalents	$(13,365)	$(152,046)
Cash and cash equivalents beginning of period	139,825	317,396
Effects of foreign currency translation on cash and cash equivalents	387	1,074
Cash and cash equivalents end of period	$126,847	$166,424
Supplemental disclosure of cash flow information:
Interest paid	$111,671	$102,020
Change in loan proceeds held by servicer	97,562	(47,002)
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	$37,819	$38,347

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09") which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We have adopted ASU 2023-09, which did not have a material impact on our financial condition, results of operations or financial statement disclosure. Refer to "Note 12 – Income Taxes" for income tax disclosures.

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

Interest Rate Hedging Instruments

The fair values of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rates of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate caps are classified as Level II in the fair value hierarchy and manage our exposure to variable cash flows on certain of our borrowings. As of March 31, 2026 and December 31, 2025, we held one interest rate cap related to financing on a full service luxury hotel in Washington D.C. ("D.C. Hotel"). Refer to "Note 5 – Real Estate Owned" and "Note 10 – Derivatives" for further detail.

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

The fair value of loans held for sale may be estimated using sales of comparable loans as supported by independent market data, or a contractually negotiated sales price. We consider the inputs used to calculate the fair value of loans held for sale as unobservable inputs. Accordingly, we classify the fair value of loans held for sale within Level III of the fair value hierarchy. As of March 31, 2026 and December 31, 2025, there were no loans or other lending assets held for sale.

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of March 31, 2026 and December 31, 2025 ($ in thousands):

	Fair Value as of March 31, 2026				Fair Value as of December 31, 2025
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forwards, net	$—	$17,772	$—	$17,772	$—	$(26,791)	$—	$(26,791)
Interest rate cap assets	—	—	—	—	—	—	—	—
Total financial instruments	$—	$17,772	$—	$17,772	$—	$(26,791)	$—	$(26,791)

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

In March 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approaches. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. During the second quarter of 2023, the Atlanta Hotel's assets and liabilities were reclassified to held for sale and the fair value of the net real estate assets, less costs to sell, was in excess of our cost basis. During the first quarter of 2024, we determined that the sale to a third party from whom we received an unsolicited offer was no longer probable, and we were not actively marketing the property for sale. Therefore, the Atlanta Hotel no longer met the criteria for held for sale and was reclassified to real estate owned, held for investment. No impairments had been recorded as of March 31, 2026 or December 31, 2025.

In August 2022, we acquired legal title of the Brooklyn Multifamily Development through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments had been recorded as of March 31, 2026 or December 31, 2025.

In May 2021, we acquired legal title to the D.C. Hotel through a deed-in-lieu of foreclosure. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan which we repaid at par. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments had been recorded as of March 31, 2026 or December 31, 2025.

Refer to "Note 5 – Real Estate Owned" for additional discussion.

Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net

Our loan portfolio was comprised of the following at March 31, 2026 and December 31, 2025 ($ in thousands):

Loan Type	March 31, 2026	December 31, 2025
Commercial mortgage loans, net(1)	$8,830,428	$8,712,018
Subordinate loans, net	51,190	62,198
Carrying value, net	$8,881,618	$8,774,216

(1)
Includes $193.7 million and $158.7 million in 2026 and 2025, respectively, of contiguous financing structured as subordinate loans.

Our loan portfolio consisted of 93% and 96% floating rate loans, based on amortized cost, net of Specific CECL Allowance, as of March 31, 2026 and December 31, 2025, respectively.

Activity relating to our loan portfolio for the three months ended March 31, 2026 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items	Specific CECL Allowance	Carrying Value, Net
December 31, 2025	$9,204,060	$(53,090)	$(338,000)	$8,812,970
New loan fundings	$299,900	$—	$—	$299,900
Add-on loan fundings(1)	$338,896	$—	$—	$338,896
Loan repayments and sale	$(468,588)	$—	$—	$(468,588)
Gain (loss) on foreign currency translation	$(69,832)	$64	$—	$(69,768)
Deferred fees and other items(2)	$—	$(4,193)	$—	$(4,193)
Amortization of fees	$3,111	$6,788	$—	$9,899
March 31, 2026	$9,307,547	$(50,431)	$(338,000)	$8,919,116
General CECL Allowance(3)				$(37,498)
Carrying value, net				$8,881,618

(1)
Represents fundings subsequent to loan closing.
(2)
Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, and deferred origination expenses.
(3)
$3.7 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

The following table details overall statistics for our loan portfolio at the dates indicated ($ in thousands):

	March 31, 2026	December 31, 2025
Number of loans	54	56
Principal balance	$9,307,547	$9,204,060
Carrying value, net	$8,881,618	$8,774,216
Unfunded loan commitments(1)	$655,387	$1,037,765
Weighted-average cash coupon(2)	6.4%	6.5%
Weighted-average remaining fully-extended term(3)	3.0 years	3.2 years
Weighted-average expected term(4)	2.1 years	2.2 years

(1)
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
(4)
Expected term represents our estimated timing of repayments as of the specified dates. Excludes risk-rated five loans.

Property Type

The table below details the property type of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2026		December 31, 2025
Property Type	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
Residential(2)	$2,591,192	29.1%	$2,315,975	26.3%
Office	2,059,072	23.1	2,064,821	23.4
Hotel	1,678,802	18.8	1,770,331	20.1
Industrial	964,905	10.8	1,026,213	11.6
Data Centers	492,951	5.5	560,699	6.4
Retail	456,756	5.1	323,327	3.7
Mixed Use	233,364	2.6	302,544	3.4
Other(3)	442,074	5.0	449,060	5.1
Total	$8,919,116	100.0%	$8,812,970	100.0%
General CECL Allowance(4)	(37,498)		(38,754)
Total Carrying Value, net	$8,881,618		$8,774,216

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Includes multifamily (11.6%), senior housing (10.9%), student housing (4.8%), and residential-for-sale (1.8%) in 2026 and multifamily (11.4%), senior housing (7.7%), student housing (5.0%), and residential-for-sale (2.2%) in 2025.
(3)
Other property types include urban predevelopment (2.6%) and pubs (2.4%) in 2026, and urban predevelopment (2.6%) and pubs (2.5%) in 2025.
(4)
$3.7 million and $5.8 million of the General CECL Allowance for 2026 and 2025, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

Geography

The table below details the geographic distribution of the properties securing the loans in our portfolio at the dates indicated ($ in thousands):

	March 31, 2026		December 31, 2025
Geographic Location	Carrying Value	% of Portfolio(1)	Carrying Value	% of Portfolio(1)
United Kingdom	$2,437,079	27.3%	$2,603,388	29.5%
New York City	1,625,735	18.2	1,616,025	18.3
Other Europe(2)	1,151,084	12.9	1,178,074	13.4
Southeast	1,143,705	12.8	973,051	11.0
West	861,058	9.7	824,486	9.4
Midwest	746,225	8.4	754,115	8.6
Other(3)	954,230	10.7	863,831	9.8
Total	$8,919,116	100.0%	$8,812,970	100.0%
General CECL Allowance(4)	(37,498)		(38,754)
Total Carrying Value, net	$8,881,618		$8,774,216

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Other Europe includes Germany (7.5%), Sweden (2.9%), Italy (2.2%), and the Netherlands (0.3%) in 2026 and Germany (7.9%), Sweden (3.0%), Italy (2.2%), and the Netherlands (0.3%) in 2025.
(3)
Other includes Southwest (5.1%), Northeast (3.4%), Mid-Atlantic (1.8%), and Other (0.4%) in 2026 and Southwest (4.2%), Northeast (3.5%), Mid-Atlantic (1.7%) and Other (0.4%) in 2025.
(4)
$3.7 million and $5.8 million of the General CECL Allowance for 2026 and 2025, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

2. Low risk

3. Moderate/average risk

4. High risk/potential for loss: a loan that has a risk of realizing a principal loss

5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss, or an impairment has been recorded

The following tables present the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination as of March 31, 2026 and December 31, 2025, respectively ($ in thousands):

March 31, 2026
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2026	2025	2024	2023	2022	Prior
1	—	$—	— %	$—	$—	$—	$—	$—	$—
2	1	643,823	7.2%	$—	$—	$—	$—	$643,823	$—
3	49	8,036,204	90.1%	$297,061	$3,376,379	$1,349,969	$546,700	$673,594	$1,792,501
4	1	73,112	0.8%	$—	$—	$—	$—	$—	$73,112
5	3	165,977	1.9%	$—	$—	$—	$—	$—	$165,977
Total	54	$8,919,116	100.0%	297,061	3,376,379	1,349,969	546,700	1,317,417	2,031,590
General CECL Allowance(2)		(37,498)
Total loans, net		$8,881,618
Weighted-Average Risk Rating		3.0
Gross write-offs		$—		$—	$—	$—	$—	$—	$—

December 31, 2025
				Amortized Cost(1) by Year Originated
Risk Rating	Number of Loans	Total	% of Portfolio	2025	2024	2023	2022	2021	Prior
1	—	$—	—%	$—	$—	$—	$—	$—	$—
2	1	654,594	7.4%	—	—	—	654,594	—	—
3	51	7,918,714	89.9%	3,459,542	1,319,897	559,238	675,090	1,051,358	853,589
4	1	73,112	0.8%	—	—	—	—	—	73,112
5	3	166,550	1.9%	—	—	—	—	—	166,550
Total	56	$8,812,970	100.0%	$3,459,542	$1,319,897	$559,238	$1,329,684	$1,051,358	$1,093,251
General CECL Allowance(2)		(38,754)
Total loans, net		$8,774,216
Weighted-Average Risk Rating		3.0
Gross write-offs		$6,200		$—	$—	$—	$—	$—	$6,200

(1)
Net of Specific CECL Allowance.
(2)
$3.7 million and $5.8 million of the General CECL Allowance for 2026 and 2025, respectively, is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

The following table summarizes changes in CECL Allowances for the three months ended March 31, 2026 ($ in thousands):

	Specific CECL	General CECL Allowance			Total CECL	CECL Allowance as % of Amortized Cost
	Allowance(1)	Funded	Unfunded	Total	Allowance	General(1)	Total
December 31, 2025	$338,000	$38,754	$5,759	$44,513	$382,513	0.51%	4.18%
Changes:
Allowances (Reversals), net(2)	—	(1,256)	(2,033)	(3,289)	(3,289)
March 31, 2026	$338,000	$37,498	$3,726	$41,224	$379,224	0.47%	4.10%

(1)
Loans evaluated for Specific CECL Allowance are excluded from General CECL Allowance pool.
(2)
During the three months ended March 31, 2026, our General CECL Allowance decreased by $3.3 million. The decrease was primarily due to the favorable impacts of portfolio seasoning. The decrease was partially offset by the effect of loan originations.

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

We derive an annual historical loss rate based on a commercial mortgage-backed securities ("CMBS") database with historical losses from 1998 through the first quarter of 2026 provided by a third party, Trepp LLC ("Trepp"). We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which to determine an appropriate historical loss rate. The annual historical loss rate is further adjusted to reflect our expectations of the macroeconomic environment for a reasonable and supportable forecast period of eight quarters. In assessing the macroeconomic environment, we consider macroeconomic factors, including unemployment rate, commercial real estate prices, and market liquidity. We compare the historical data for each metric to historical commercial real estate losses in order to determine the correlation of the data. We use projections, obtained from third-party service providers, of each factor to approximate the impact the macroeconomic outlook may have on our loss rate.

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

Additionally, we have made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of the related commercial mortgage loans and subordinate loans and other lending assets in determining the General CECL Allowance, as any uncollectible accrued interest receivable is written off in a timely manner. As of March 31, 2026 and December 31, 2025, accrued interest receivable was $58.4 million and $70.8 million, respectively, and included within other assets on our condensed consolidated balance sheets.

The following table sets forth our General CECL Allowance as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Funded commitments	$37,498	$38,754
Unfunded commitments(1)	3,726	5,759
Total General CECL Allowance	$41,224	$44,513

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

The following table summarizes our risk rated 5 loans as of March 31, 2026, which were analyzed for Specific CECL Allowances ($ in thousands):

Type	Property type	Location	Amortized cost prior to Specific CECL Allowance	Specific CECL Allowance	Amortized cost	Interest recognition status/ as of date	Risk Rating
Mortgage	Retail(1)(2)	Cincinnati, OH	$163,169	$67,000	$96,169	Nonaccrual/ 10/1/2019	5
Mezzanine	Residential(3)	Manhattan, NY	295,881	268,000	27,881	Nonaccrual/ 7/1/2021	5
Mortgage	Hotel(4)	Chicago, IL	44,927	3,000	41,927	Nonaccrual/ 12/31/2025	5
Total			$503,977	$338,000	$165,977

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
(4)
The fair value of the hotel collateral was determined based on the purchase price of the property, less costs to sell, as set out in the executed purchase and sale agreement.

For the three months ended March 31, 2026, there was no change in our Specific CECL Allowance.

Loan Modifications Pursuant to ASC 326

During the twelve months ended March 31, 2026, we provided the following loan modifications that require disclosure pursuant to ASC 326.

During the three months ended December 31, 2025, in conjunction with the mezzanine lender taking title and committing additional equity to the underlying property, we agreed to modify our commercial mortgage loan secured by an office property in Manhattan, NY. The loan's final maturity date was extended from April 2027 to December 2030 and the interest rate was modified to a fixed rate of 3.0%. The interest rate will step up to 5.0% and 6.0% during the first and second extension terms, respectively. The modification was deemed to be more than minor and therefore will be treated as a new loan. The new loan is performing pursuant to its modified contractual terms, and the loan's risk rating is 3 as of March 31, 2026.

During the three months ended September 30, 2025, we modified our commercial mortgage loan secured by an office property in London, UK. The loan's final maturity date was extended from August 2025 to March 2028. In conjunction with the borrower injecting additional equity in the underlying property, we upsized the total commitment of the loan by $77.4 million to finance future leasing costs, as necessary. Additionally, the loan's terms were modified to include a PIK interest component on the upsize accruing at a fixed rate of 10.0% for interest not received in cash. The loan is performing pursuant to its modified contractual terms, and the loan's risk rating remains a 3 as of March 31, 2026.

During the three months ended June 30, 2025, we modified our commercial mortgage loan secured by an office property in Berlin, Germany. The loan's final maturity date was extended from August 2026 to June 2030 allowing for a component of interest to be paid in-kind. The loan is performing pursuant to its modified contractual terms, and the loan's risk rating was upgraded from a 4 to a 3.

As of March 31, 2026 and December 31, 2025, the aggregate amortized cost basis of these modified receivables was $730.7 million and $717.7 million, respectively, or 8.2% and 8.1% of our aggregate commercial mortgage loans and subordinate loans by amortized cost, respectively. Unfunded commitments related to these loans as of March 31, 2026 and December 31, 2025 were $155.7 million and $175.2 million, respectively.

Nonaccrual and Past Due Loans

We cease accruing interest on loans if we deem the interest to be uncollectible with any previously accrued uncollected interest on the loan charged to interest income in the same period. The amortized cost basis, net of Specific CECL Allowance, for loans on nonaccrual was $301.1 million and $312.7 million as of March 31, 2026 and December 31, 2025, respectively.

Under certain circumstances, we may apply the cost recovery method under which interest collected on a loan reduces the loan's amortized cost. We received $0.6 million in interest that reduced amortized cost under the cost recovery method during both the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the amortized cost basis, net of Specific CECL Allowance, for loans that are past due 90 days or more as to principal or interest, was $259.1 million and $270.2 million, respectively. As of March 31, 2026 and December 31, 2025, there were no loans with accrued interest between 30 and 89 days past due.

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

Pre-payment penalties, accelerated fees, and Paid-In-Kind ("PIK") interest

We recognized $1.1 million in pre-payment penalties and accelerated fees for the three months ended March 31, 2026. We did not recognize any pre-payment penalties and accelerated fees for the three months ended March 31, 2025.

We recognized PIK interest of $3.3 million for the three months ended March 31, 2026. There was no PIK interest recognized during the three months ended March 31, 2025.

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

The Asset Sale

Please refer to "Note 20 - Subsequent Events" for further details.

Note 5 – Real Estate Owned

Real Estate Owned, Held for Investment

As of March 31, 2026, assets and liabilities related to real estate owned, held for investment consisted of three properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., the Brooklyn Multifamily Development, a multifamily development property located in downtown Brooklyn, NY, and the Atlanta Hotel, a hotel in Atlanta, GA.

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

In June 2024, we obtained a $73.7 million mortgage secured by the D.C. Hotel. The mortgage includes an interest rate of term one-month SOFR + 3.00% and current maturity of July 2026, with an option to extend for one year, contingent upon meeting certain conditions. The mortgage agreement contains covenants requiring our unencumbered liquidity be greater than $10.0 million and our net worth be greater than $200.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both March 31, 2026 and December 31, 2025, we were in compliance with these covenants.

To manage our exposure to variable cash flows on our borrowings under this mortgage, we entered into an interest rate cap in June 2024. As of both March 31, 2026 and December 31, 2025, the fair value of the interest rate cap was de minimis. Refer to "Note 10 – Derivatives" for full detail.

For the three months ended March 31, 2026 and 2025, we recorded revenue from the hotel's operations of $14.2 million and $18.6 million, respectively, and expenses of $13.7 million and $16.2 million, respectively.

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

Additionally, upon taking title, we obtained $164.8 million in construction financing on the property. As of March 31, 2026 and December 31, 2025, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheets was $365.6 million, net of $0.4 million in deferred financing costs and $351.4 million, net of $0.7 million in deferred financing costs, respectively.

The construction financing includes a maximum commitment of $388.4 million, an interest rate of SOFR +2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $100.0 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both March 31, 2026 and December 31, 2025, we were in compliance with these covenants.

To manage our exposure to variable cash flows on our borrowings under this construction financing, we entered into an interest rate cap in September 2023. The interest rate cap was extended by one year in September 2024 and matured on October 1, 2025.

During the three months ended March 31, 2026 and 2025, we capitalized construction and financing costs of $11.2 million and $22.1 million, respectively.

From the third quarter of 2025, a component of the property reached substantial completion stage and residential units in this component were held available for occupancy. As such, we accounted for this component as a separate project, ceased capitalizing expenses associated with this project and started recording depreciation for such project. Direct and indirect costs attributable to the remainder of the property, which is still undergoing construction, continue to be capitalized.

In accordance with ASC 842, leases at the Brooklyn Multifamily Development are classified as operating leases, accordingly rental revenue is recognized using the straight-line method over the lease terms. During the three months ended March 31, 2026, we recorded rental income from the property's operations of $3.7 million and expenses of $3.2 million.

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

For the three months ended March 31, 2026 and 2025, we recorded revenue from the hotel's operations of $4.6 million and $7.7 million, respectively, and expenses of $5.4 million and $7.2 million, respectively.

The following table presents the REO assets and liabilities included on our consolidated balance sheets ($ in thousands):

	March 31, 2026	December 31, 2025
Assets
Land	$296,595	$296,595
Building (1)	562,368	550,996
Furniture, fixtures, and equipment	31,571	29,795
Accumulated Depreciation	(38,419)	(34,438)
Total real estate owned, held for investment	$852,115	$842,947
Liabilities
Loan Payable	439,769	425,799
Less: Deferred financing costs	(601)	(1,096)
Total debt related to real estate owned	$439,168	$424,703

(1) Includes construction-in-progress of $207.2 million and $267.5 million as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the real estate owned operations and net income included in our consolidated statements of income ($ in thousands):

	Three months ended March 31,
	2026	2025
Hotel Revenue	$18,827	$26,331
Rental Income	3,740	—
Revenue from real estate owned operations	22,567	26,331
Operating expense	(18,218)	(20,767)
Depreciation expense	(3,981)	(2,456)
Net income from real estate owned	368	3,108

Note 6 – Other Assets

The following table details the components of our other assets at the dates indicated ($ in thousands):

	March 31, 2026	December 31, 2025
Interest receivable	$58,401	$70,833
Collateral deposited under derivative agreements	—	27,440
Loan proceeds held by servicer(1)	101,713	4,151
Equity method investment(2)	24,360	23,764
Other(3)	24,157	17,791
Total	$208,631	$143,979

(1)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(2)
Relates to the Massachusetts Healthcare JV (as defined below) with other Apollo-managed entities that owns two hospitals in Massachusetts. Refer to "Massachusetts Healthcare" below for additional information.
(3)
Includes $18.6 million and $16.1 million of other assets from Real Estate Owned, Held for Investment as of March 31, 2026 and December 31, 2025, respectively. Refer to "Note 5 – Real Estate Owned" for additional information.

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

For the three months ended March 31, 2026, we contributed $0.9 million, to the Massachusetts Healthcare JV. Additionally, our allocation of losses from the Massachusetts Healthcare JV for the three months ended March 31, 2026 was $0.3 million, recorded within income (loss) from equity method investment, net on our condensed consolidated statement of operations. During the first quarter of 2025, the Massachusetts Healthcare JV took title of the two unsold hospitals and we contributed an additional $3.3 million to the Massachusetts Healthcare JV. Additionally, during the three months ended March 31, 2025, our allocation of losses from the Massachusetts Healthcare JV was $0.7 million, recorded within Other income, net on our condensed consolidated statement of operations. Refer to "Note 16 - Commitments and Contingencies" for additional information.

As of March 31, 2026 and December 31, 2025, our equity method investment in the Massachusetts Healthcare JV was $24.4 million and $23.8 million, recorded in other assets on our condensed consolidated balance sheet.

Note 7 – Secured Debt Arrangements, Net

We utilize secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements are comprised of secured credit facilities, a private securitization, and a revolving credit facility.

During the three months ended March 31, 2026, we increased the capacity under the Barclays Private Securitization by $14.2 million. Furthermore, we have fully repaid all borrowings outstanding under the Barclays - GBP and Deutsche Bank facilities. Subsequent to quarter end, all borrowings were fully repaid using proceeds from the Asset Sale (as defined below). Please refer to "Note 20 - Subsequent Events" for further details.

Our borrowings under secured debt arrangements as of March 31, 2026 and December 31, 2025 are detailed in the following table ($ in thousands):

	March 31, 2026			December 31, 2025
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)	$2,000,000	$1,947,889	March 2030(4)	$2,000,000	$1,905,928	March 2030(4)
Morgan Stanley Facility - GBP, EUR	577,650	437,788	April 2033	587,300	300,097	April 2033
Morgan Stanley Facility - USD	450,000	378,435	April 2031	450,000	378,435	April 2031
Atlas Facility - USD(5)	800,000	647,018	March 2027(6)	800,000	485,340	March 2027(6)
Atlas Facility - GBP, EUR	448,094	448,095	August 2028	455,928	455,929	August 2028
Barclays Facility - USD	600,000	479,391	March 2030(7)(8)	600,000	461,850	March 2030(7)(8)
Barclays Facility - GBP	—	—	N/A	167,830	124,550	February 2029
Goldman Sachs Facility - GBP	456,504	442,031	June 2029	465,063	449,139	June 2029
Goldman Sachs Facility - USD	300,000	146,233	November 2028(9)	300,000	146,233	November 2028(9)
Deutsche Bank Facility - USD(3)(10)	—	—	N/A	200,000	25,800	March 2028(10)
Total Secured Credit Facilities	5,632,248	4,926,880		6,026,121	4,733,301
Barclays Private Securitization - GBP, EUR, SEK	1,471,913	1,471,913	March 2028(11)	1,543,925	1,543,925	January 2028(11)
Revolving Credit Facility(12)	275,000	106,500	August 2028(13)	275,000	—	August 2028(13)
Total Secured Debt Arrangements	7,379,161	6,505,293		7,845,046	6,277,226
Less: deferred financing costs	N/A	(10,925)		N/A	(8,676)
Total Secured Debt Arrangements, net(14)(15)(16)	$7,379,161	$6,494,368		$7,845,046	$6,268,550

(1)
As of March 31, 2026, British Pound Sterling ("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.32, 1.16, and 0.11, respectively. As of December 31, 2025, GBP, EUR and SEK borrowings were converted to USD at a rate of 1.35, 1.17 and 0.11, respectively.
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
(9)
Assumes facility enters the two-year amortization period subsequent to the November 2026 maturity, which allows for the refinancing or pay down of assets under the facility.
(10)
Effective March 31, 2025, the capacity on the Deutsche Bank Facility was reduced to $200.0 million from $700.0 million and final maturity was extended to March 31, 2028 during the first quarter 2025.
(11)
Represents weighted-average maturity across various financings with the counterparty. See below for additional details.
(12)
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
(14)
Weighted-average borrowing costs as of March 31, 2026 and December 31, 2025 were applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.02% / GBP: +1.92% / EUR: +1.92% / SEK: +1.50% and USD: +2.05% / GBP: +1.95% / EUR: +2.26% / SEK: +1.50%, respectively.
(15)
Weighted-average advance rates based on cost as of March 31, 2026 and December 31, 2025 were 73.42% (70.6% (USD) / 79.2% (GBP) / 71.7% (EUR) / 80.1% (SEK)) and 72.91% (71.0% (USD) / 76.6% (GBP) / 70.8% (EUR) / 80.1% (SEK)), respectively.

(16)
As of March 31, 2026 and December 31, 2025, approximately 34% and 34%, respectively, of the outstanding balance under these secured borrowings were recourse to us.

Terms of our secured credit facilities are designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreases, the amount of leverage to us may be reduced. As of March 31, 2026 and December 31, 2025, the weighted-average haircut under our secured debt arrangements was approximately 26.6% and 27.1%. Our secured credit facilities do not contain capital markets-based mark-to-market provisions.

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

As of March 31, 2026, the outstanding balance on the Revolving Credit Facility was $106.5 million. As of December 31, 2025, we had no outstanding balance on the Revolving Credit Facility.

During the three months ended March 31, 2026, we recorded $135.0 thousand of unused fees. During the three months ended March 31, 2025, we recorded $80.0 thousand of unused fees.

During the three months ended March 31, 2026, we recorded $31.0 thousand of contractual interest expense. During the three months ended March 31, 2025, we did not record any contractual interest expense.

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

The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	4	$1,190,041	$1,182,450
EUR	2	527,880	522,544
SEK	1	254,464	253,749
Total	7	$1,972,385	$1,958,743

	December 31, 2025
Local Currency	Count	Outstanding Principal	Carrying Value
GBP	4	$1,263,872	$1,254,294

EUR	2	543,263	537,005
SEK	1	261,595	260,682
Total	7	$2,068,730	$2,051,981

The table below provides the borrowings outstanding (on an as converted basis) and weighted-average fully-extended maturities by currency for the assets financed under the Barclays Private Securitization as of March 31, 2026 ($ in thousands):

	Borrowings Outstanding(1)	Fully-Extended Maturity(2)
Total/Weighted-Average GBP	$876,481	May 2028
Total/Weighted-Average EUR	391,861	June 2028(3)
Total/Weighted-Average SEK	203,571	May 2027
Total/Weighted-Average Securitization	$1,471,913	March 2028

(1)
As of March 31, 2026, we had £662.6 million, €339.2 million, and kr1.9 billion of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheets ($ in thousands):

	March 31, 2026	December 31, 2025
Assets:
Cash	$1,388	$1,325
Commercial mortgage loans, net(1)	1,958,742	2,051,981
Other Assets(2)	22,044	23,623
Total Assets	$1,982,174	$2,076,929
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $0.8 million and $1.1 million in 2026 and 2025, respectively)	$1,471,094	$1,542,817
Accounts payable, accrued expenses and other liabilities(3)	7,138	8,348
Total Liabilities	$1,478,232	$1,551,165

(1)
Net of the General CECL Allowance of $6.4 million and $8.4 million as of March 31, 2026 and December 31, 2025, respectively.
(2)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(3)
Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $0.6 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended March 31,
	2026	2025
Net interest income:
Interest income from commercial mortgage loans	$33,256	$46,390
Interest expense	(18,669)	(25,196)
Net interest income	$14,587	$21,194
General and administrative expense	$94
Decrease (increase) in current expected credit loss allowance, net	2,280	1,346
Foreign currency translation gain (loss)	(9,218)	25,633
Net income	$7,743	$48,173

At March 31, 2026, our borrowings had the following remaining maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	Total
JPMorgan Facility	$312,229	$85,857	$1,549,803	$1,947,889
Morgan Stanley Facility - GBP	—	—	437,788	437,788
Morgan Stanley Facility - USD	—	—	378,435	378,435
Atlas Facility	647,018	—	—	647,018
Atlas UK Facility	—	448,095	—	448,095
Barclays Facility - USD	—	—	479,391	479,391
Barclays Facility - GBP	—	—	—	—
Goldman Sachs Facility - GBP	—	160,428	281,603	442,031
Goldman Sachs Facility - USD	—	146,233	—	146,233
Barclays Private Securitization	186,758	1,285,155	—	1,471,913
Revolving Credit Facility	106,500	—	—	106,500
Total	$1,252,505	$2,125,768	$3,127,020	$6,505,293

The table above reflects the fully extended maturity date of the facility and assumes facilities with an "evergreen" feature continue to extend through the fully-extended maturity of the underlying asset and assumes underlying loans are extended with consent of financing providers.

The table below summarizes the outstanding balances at March 31, 2026, as well as the maximum and average month-end balances for the three months ended March 31, 2026 for our borrowings under secured debt arrangements ($ in thousands).

	As of March 31, 2026		For the three months ended March 31, 2026
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,947,889	$2,665,894	$1,949,853	$1,939,087
Morgan Stanley Facility - GBP	437,788	542,727	437,787	347,610
Morgan Stanley Facility - USD	378,435	493,244	378,435	378,435
Atlas Facility	647,018	933,498	647,018	570,746
Atlas UK Facility	448,095	636,481	461,173	455,623
Barclays Facility - USD	479,391	641,319	479,391	479,391
Barclays Facility - GBP	—	—	126,500	83,705
Goldman Sachs Facility - GBP	442,031	475,550	457,302	450,015
Goldman Sachs Facility - USD	146,233	184,218	146,233	146,233
Deutsche Bank Facility	—	—	25,800	8,600
Barclays Private Securitization	1,471,913	1,965,184	1,579,772	1,535,498
Revolving Credit Facility	106,500	—	106,500	35,500
Total	$6,505,293	$8,538,115

(1)
Represents the amortized cost balance of commercial loan collateral assets and the value of net real estate assets of real property owned collateral assets.

The table below summarizes the outstanding balances at December 31, 2025, as well as the maximum and average month-end balances for the year ended December 31, 2025 for our borrowings under secured debt arrangements ($ in thousands).

	As of December 31, 2025		For the year ended December 31, 2025
	Balance	Collateral(1)	Maximum Month-End Balance	Average Month-End Balance
JPMorgan Facility	$1,905,928	$2,565,786	$1,925,843	$1,601,369
Morgan Stanley Facility - GBP	300,097	369,962	300,096	237,199
Morgan Stanley Facility - USD	378,435	489,666	378,435	329,942
Atlas Facility	485,340	740,608	496,333	510,415
Atlas UK Facility	455,929	643,877	455,928	160,604
HSBC Facility	—	—	—	386,161
Barclays Facility - USD	461,850	630,014	468,595	365,432
Barclays Facility - GBP	124,550	157,891	124,549	123,794
Goldman Sachs Facility - GBP	449,139	581,378	449,091	422,641
Goldman Sachs Facility - USD	146,233	180,806	146,233	97,488
Deutsche Bank Facility	25,800	42,500	27,300	58,425
Barclays Private Securitization	1,543,925	2,060,388	1,543,925	1,673,351
Revolving Credit Facility	—	—	—	14,273
Total	$6,277,226	$8,462,876

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

Effective as of June 30, 2025, we amended our financial covenants from a maximum ratio of total indebtedness to tangible net worth of 4.0:1.0 to a ratio of total indebtedness to total assets not to exceed 83.33% (81.82% for our Revolving Credit Facility). We were in compliance with our covenants for the periods ended March 31, 2026 and December 31, 2025.

The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, foreign currency fluctuations, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy our debt covenants in the future.

Note 8 – Senior Secured Term Loans, Net

In June 2025, we entered into a $750.0 million senior secured term loan facility (the "2030 Term Loan") to refinance and replace our previously outstanding 2026 Term Loan and 2028 Term Loans (each as defined and described below). The 2030 Term Loan matures in June 2030 and bears interest at a rate of SOFR plus 3.25%. The 2030 Term Loan was issued at a price of 99.3% and is amortizing with repayments of 0.25% of the total committed principal per quarter. Inclusive of the discount and deferred financing costs, the total cost of the 2030 Term Loan was SOFR+3.91% as of March 31, 2026. During the three months ended March 31, 2026, we repaid $1.9 million of principal related to the 2030 Term Loan. The 2030 Term Loan contains restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The refinancing was accounted for as a continuation of the existing loans in accordance with ASC Topic 470 "Debt". Subsequent to quarter end, all corporate debt was fully repaid using proceeds from the Asset Sale. Please refer to "Note 20 - Subsequent Events" for further details.

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

The following table summarizes the terms of the 2030 Term Loan as of March 31, 2026 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate(2)	Maturity Date
2030 Term Loan	$744,375	$(5,968)	$(11,696)	$726,711	+ 3.25%	6/13/2030
Total	$744,375	$(5,968)	$(11,696)	$726,711

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
(2)
Indexed to one-month SOFR

Covenants

The 2030 Term Loan contains a financial covenant that our recourse indebtedness shall not exceed 83.3% of our total assets (subject to certain adjustments). As of March 31, 2026 and December 31, 2025, we were in compliance with this covenant.

Note 9 – Senior Secured Notes, Net

In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes will mature on June 15, 2029, unless earlier repurchased or redeemed. The 2029 Notes are secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the 2030 Term Loan. The 2029 Notes were issued at par and contain covenants relating to liens, indebtedness, and investments in non-wholly owned entities. The 2029 Notes had a carrying value of $497.4 million and $497.2 million, net of deferred financing costs of $2.6 million and $2.8 million, as of March 31, 2026 and December 31, 2025, respectively. Subsequent to quarter end, all corporate debt was fully repaid using proceeds from the Asset Sale. Please refer to "Note 20 - Subsequent Events" for further details.

Covenants

The 2029 Notes include certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of March 31, 2026 and December 31, 2025, we were in compliance with all covenants.

Note 10 – Derivatives

We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD.

We have entered into a series of forward contracts to sell an amount of foreign currency (GBP, EUR and SEK) for an agreed upon amount of USD at various dates through June 2026. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments.

The agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of March 31, 2026, we were in a net asset position with our derivative counterparties and did not have any collateral posted under these derivative contracts. As of December 31, 2025, we were in a net liability position with our derivative counterparties and posted collateral of $27.4 million, included within other assets on our condensed consolidated balance sheet.

The following table summarizes our non-designated Fx forwards and interest rate caps as of March 31, 2026:

	March 31, 2026
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	20	483,170	GBP	April 2026 - June 2026	0.09
Fx contracts - EUR	6	237,716	EUR	April 2026 - June 2026	0.10
Fx contracts - SEK	2	496,449	SEK	May 2026	0.10
Interest rate cap	1	73,700	USD	September 2026	0.42

The following table summarizes our non-designated Fx forwards and interest rate caps as of December 31, 2025:

	December 31, 2025
Type of Derivatives	Number of Contracts	Aggregate Notional Amount (in thousands)	Notional Currency	Maturity	Weighted-Average Years to Maturity
Fx contracts - GBP	153	577,672	GBP	January 2026 - August 2029	1.46
Fx contracts - EUR	21	254,588	EUR	February 2026 - December 2028	1.55
Fx contracts - SEK	10	558,278	SEK	February 2026 - May 2026	0.40
Interest rate cap	1	73,700	USD	September 2026	0.67

We have not designated any of our derivative instruments as hedges as defined in ASC Topic 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our forward currency contracts for the three months ended March 31, 2026 and 2025 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three Months Ended March 31,
	Location of Gain (Loss) Recognized in Income	2026	2025
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$44,494	$(41,829)
Forward currency contracts	Realized gain (loss) on derivative instruments	(27,682)	2,857
Total		$16,812	$(38,972)

The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our interest rate caps for the three months ended March 31, 2026 and 2025 ($ in thousands):

		Amount of gain (loss) recognized in income
		Three Months Ended March 31,
	Location of Gain (Loss) recognized in Income	2026	2025
Interest rate caps	Unrealized loss on interest rate hedging instruments	$—	$(174)
Interest rate caps	Realized gain on interest rate hedging instruments	—	132
Total		$—	$(42)

During the three months ended March 31, 2025, our interest rate cap with a notional amount of $164.8 million that effectively limited SOFR from exceeding 4.00% and the maximum all-in coupon on our construction financing to 6.55%. During the three months ended March 31, 2025, SOFR exceeded the cap rate of 4.00%. As such, we realized a gain from the interest rate cap in the amount of $0.1 million during this period, which is included in loss on interest rate hedging instruments in our condensed consolidated statement of operations.

In June 2024, we entered into an interest rate cap with an original maturity of July 1, 2025 and a notional amount of $73.7 million. During August 2025, we extended our interest rate cap to September 1, 2026. We use our interest rate cap to hedge our exposure to variable cash flows on our floating rate mortgage related to the D.C. Hotel. The interest rate cap effectively limits SOFR from exceeding 6.00% which results in the maximum all-in coupon on mortgage of 9.00%. During the three months ended March 31, 2026 and 2025, SOFR did not exceed the cap rate of 6.00%, and accordingly, no realized gain was recorded.

The following tables summarize the gross asset and liability amounts related to our derivatives at March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026			December 31, 2025
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$18,014	$(242)	$17,772	$7,464	$(34,255)	$(26,791)
Interest rate caps	—	—	—	—	—	—
Total derivative assets (liabilities)	$18,014	$(242)	$17,772	$7,464	$(34,255)	$(26,791)

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	March 31, 2026	December 31, 2025
Collateral held under derivative agreements	$21,980	$—
Accrued dividends payable	37,819	38,668
Accrued interest payable	33,580	33,876
Accounts payable and other liabilities(1)	12,391	13,159
General CECL Allowance on unfunded commitments(2)	3,726	5,759
Total	$109,496	$91,462

(1)
Includes $12.2 million and $13.1 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at March 31, 2026 and December 31, 2025, respectively.
(2)
Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of March 31, 2026 and December 31, 2025, respectively.

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

During the three months ended March 31, 2026 and 2025, we recorded an income tax provision of $0.2 million and $116 thousand, respectively, related to activities of our taxable REIT subsidiaries.

There was a $0.2 million income tax liability related to the operating activities of our TRS entities as of March 31, 2026 and $0.2 million income tax liability related to the operating activities of our TRS entities as of December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, there were no material deferred tax assets or liabilities.

As of March 31, 2026, we had net operating losses of $8.5 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods.

As of March 31, 2026, tax years 2021 through 2024 remain subject to examination by taxing authorities.

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

We incurred approximately $8.1 million in base management fees under the Management Agreement for the three months ended March 31, 2026, as compared to $8.6 million for the three months ended March 31, 2025.

In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three months ended March 31, 2026, we paid expenses totaling $1.7 million related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $5.7 million for three months ended March 31, 2025. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheets based on the nature of the item.

Included in payable to related party on our condensed consolidated balance sheets at March 31, 2026 and December 31, 2025 is approximately $8.1 million and $8.6 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.

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

Italian Direct Lending Structure

In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund, managed by Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the "AIFM"), an affiliate of the Manager. The management fees incurred during the three months ended March 31, 2026 and 2025, respectively were de minimis. As of March 31, 2026 and December 31, 2025, the fees payable to the AIFM were de minimis.

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

As of March 31, 2026 and December 31, 2025, respectively, we had $1.1 billion and $941.3 million of secured debt on the Atlas Facilities. Refer to "Note 7 – Secured Debt Arrangements, Net" for additional discussion.

Massachusetts Healthcare

In September 2024, we, along with the Apollo Co-Lenders, formed a joint venture of which we held a 41.2% equity interest. Through this joint venture, we and the Apollo Co-Lenders foreclosed on one of the eight Massachusetts hospitals that previously secured our loan. In accordance with ASC Topic 323, "Investments – Equity Method and Joint Ventures" our 41.2% interest in the joint venture was deemed an equity method investment. There was a balance of $24.4 million and $23.8 million in the joint venture as of March 31, 2026 and December 31, 2025, respectively, recorded within Other Assets on our condensed consolidated balance sheet. See "Massachusetts Healthcare" within "Note 6 – Other Assets" for further discussion.

The Asset Sale

On January 27, 2026, we entered into an Asset Purchase and Sale Agreement (the "Purchase Agreement") with Athene Holding Ltd. ("Athene"), and, in connection therewith, entered into a letter agreement with ACREFI Operating, LLC, a subsidiary of the Company ("Operating LLC"), and the Manager (the "Management Agreement Side Letter"), and a letter agreement with Apollo Management Holdings, L.P. ("Apollo Management Holdings") (the "Expense Reimbursement Letter Agreement"). Each of Athene and Apollo Management Holdings is a subsidiary of Apollo.

Under the terms of the Management Agreement Side Letter, each of the Company, Operating LLC and the Manager agreed to enter into the A&R Management Agreement (as defined below), effective upon the closing of the Asset Sale. Under the terms of the Expense Reimbursement Letter Agreement, Apollo Management Holdings agreed to reimburse the Company for up to $10 million of the expenses incurred by the Company in connection with the Asset Sale.

On April 24, 2026 (the "Closing Date"), pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company sold its commercial real estate loan portfolio (other than loans that were repaid prior to closing and one loan with a principal balance of $46 million which is expected to repay after the Closing Date) to Athene. Please refer to "Note 20 - Subsequent Events" for further details.

Note 14 – Share-Based Payments

In June 2024, we adopted the Apollo Commercial Real Estate Finance, Inc. 2024 Equity Incentive Plan ("2024 LTIP") following approval by our board of directors and approval by our stockholders at our 2024 annual meeting of stockholders on June 7, 2024 (the "2024 Annual Meeting"). Following the 2024 Annual Meeting, no additional awards have been or will be granted under the Apollo Commercial Real Estate Finance, Inc. 2019 Equity Incentive Plan ("2019 LTIP," and together with the 2024 LTIP, the "LTIPs" or "Equity Incentive Plans"), and all outstanding awards granted under the 2019 LTIP remain in effect in accordance with the terms in the 2019 LTIP.

The 2024 LTIP provides for grants of restricted common stock, restricted stock units ("RSUs") and other equity-based awards up to an aggregate of 7,500,000 shares of our common stock. The LTIPs are administered by the compensation committee of our board of directors (the "Compensation Committee") and all grants under the LTIPs must be approved by the Compensation Committee.

We recognized stock-based compensation expense related to restricted stock and RSU vesting of $3.0 million during the three months ended March 31, 2026, and $3.4 million during the three months ended March 31, 2025.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the three months ended March 31, 2026:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2025	71,134	2,280,723
Granted	—	—	N/A
Vested	—	—	N/A
Forfeiture	—	—	N/A
Outstanding at March 31, 2026	71,134	2,280,723

Below is a summary of restricted stock and RSU vesting dates as of March 31, 2026:

Vesting Year	Restricted Stock	RSUs	Total Awards
2026	71,134	1,107,507	1,178,641
2027	—	759,504	759,504
2028	—	413,712	413,712
Total	71,134	2,280,723	2,351,857

As of March 31, 2026, we had unrecognized compensation expense of approximately $0.2 million and $20.0 million related to the vesting of restricted stock awards and RSUs, respectively, presented in the table above.

The unrecognized compensation expense related to the vesting of restricted stock awards and RSUs are expected to be recognized over a weighted-average period of 1.5 years.

RSU Deliveries

During the three months ended March 31, 2026 and 2025, we delivered 655,152 and 696,552 shares of common stock for 1,177,215 and 1,244,343 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $5.6 million and $4.9 million for the three months ended March 31, 2026 and 2025, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.

Note 15 – Stockholders' Equity

Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2026, 136,724,839 shares of common stock were issued and outstanding and 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock ("Series B-1 Preferred Stock") were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.

Dividends. The following table details our dividend activity:

	Three Months Ended March 31,
Dividends declared per share of:	2026	2025
Common Stock	$0.25	$0.25
Series B-1 Preferred Stock	$0.45	$0.45

Common Stock Repurchases. In March 2020, our board of directors approved a stock repurchase program for up to $150.0 million of our common stock and in February 2021, approved the repurchase of an additional $150.0 million of our common stock. During the three months ended March 31, 2026 we repurchased 2,874,144 shares of our common stock at a weighted-average price of $10.52 per share. During the three months ended March 31, 2025, there was no common stock repurchase. As of March 31, 2026, the approximate dollar value of shares that may yet be purchased under our stock repurchase program was $101.4 million.

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

Plaintiffs amended the complaint in a separate action in 2021, 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action") to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. Apollo appealed the decision with respect to the remaining claim. On October 5, 2023, the Appellate Division, First Department granted Apollo's appeal, thereby dismissing the remaining claim against the Apollo entities who were co-lenders on the mezzanine loan, including the Subsidiary. Plaintiffs filed a motion for leave with the Court of Appeals on November 3, 2023 which the Court denied on April 23, 2024. On July 12, 2024, Plaintiffs filed new motions for leave to appeal to the Court of Appeals. On February 18, 2025, the Court of Appeals granted Plaintiffs' motion for leave to appeal and briefing of the appeal is now complete. The Court of Appeals heard the appeal on April 14, 2026. No reasonable estimate of possible loss, if any, can be made at this time. The Company believes the appeal is without merit.

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

Loan Commitments

As described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" at March 31, 2026, we had $655.4 million of unfunded commitments related to our commercial mortgage and subordinate loans. The timings and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timings and amounts of future fundings depend on the progress and performance of the underlying assets of our loans. Certain of our lenders are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. The total unfunded commitment is expected to be funded over the remaining 3.7 years weighted-average tenor of these loans.

Note 17 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheets at March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$126,847	$126,847	$139,825	$139,825
Commercial mortgage loans, net	8,830,428	8,766,676	8,712,018	8,650,253
Subordinate loans, net	51,190	51,190	62,198	62,198
Secured debt arrangements, net	(6,494,368)	(6,494,368)	(6,268,550)	(6,268,550)
Senior secured term loans, net	(726,711)	(744,375)	(727,533)	(750,914)
Senior secured notes, net	(497,421)	(497,940)	(497,226)	(485,625)
Debt related to real estate owned, held for investment, net	(439,168)	(439,168)	(424,703)	(424,703)

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

For the three months ended March 31, 2026 and 2025, dilutive earnings per share was calculated under the more dilutive computation of the treasury stock method and the if converted method. Under the treasury stock method, the denominator includes the weighted-average outstanding common shares plus the incremental shares related to participating securities. The incremental shares are determined by subtracting the average unrecognized compensation cost for the period divided by the average stock price from the unvested RSUs.

The table below presents the computation of basic and diluted net income per share of common stock for the three months ended March 31, 2026 and 2025 ($ in thousands except per share data):

	Three Months Ended March 31,
	2026	2025
Net income	$26,227	$25,991
Less: Preferred dividends	(3,068)	(3,068)
Less: Earnings attributable to participating securities	—	—
Less: Dividends on participating securities	(570)	(561)
Net income attributable to common stockholders, basic and diluted	$22,589	$22,362

Number of Shares:
Basic weighted-average shares of common stock outstanding	139,110,347	138,639,004
Diluted weighted-average shares of common stock outstanding	139,709,831	138,991,818

Earnings Per Share Attributable to Common Stockholders
Basic	$0.16	$0.16
Diluted	$0.16	$0.16

For the three months ended March 31, 2026 and 2025, 599,484 and 352,814 incremental shares, respectively, were included in the calculation of diluted net income per share because the effect was dilutive.

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

Note 20 – Subsequent Events

Subsequent to the quarter ended March 31, 2026, the following events took place:

Investment Activity: We funded approximately $34.8 million for previously closed loans.

Loan Repayments: We received approximately $361.1 million from loan repayments, including a full repayment of a £183.8 million ($247.0 assuming conversion into USD) first mortgage secured by a portfolio of student housing properties located throughout the United Kingdom and a full repayment of a $100.0 million first mortgage secured by an office building located in Chicago, IL.

Share Repurchases: We repurchased 3,942,246 shares of our common stock at a weighted-average price of 10.72 per share. In April 2026, our board of directors approved a stock repurchase program for up to an aggregate of $150.0 million of our common stock. The shares of our common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act (as defined below) or otherwise, with the size, price and timing of these repurchases depending on legal requirements, prevailing stock prices, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any shares of our common stock. This repurchase program has no expiration date and may be suspended or terminated by us at any time without prior notice. This $150.0 million program replaced the previous program authorized in March 2020, as amended in February 2021, which was terminated.

Closing of the Asset Sale

On the "Closing Date", pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company sold its commercial real estate loan portfolio (other than loans that were repaid prior to closing and one loan with a principal balance of $46 million which is expected to repay after the Closing Date) to Athene, a related party subsidiary of Apollo, for cash consideration of approximately $8.6 billion, which is based on 99.7% of the total commitment amount of such loans as of the Closing Date, subject to certain adjustments as provided in the Purchase Agreement. A portion of the proceeds from the Asset Sale were used to repay all secured credit facilities and the Barclays Private Securitization, as well as approximately $1.4 billion in principal balance of financing facilities (as described below) and other indebtedness and to pay transaction expenses. Immediately following the closing, the Company’s balance sheet is comprised primarily of $1.3 billion of cash, $0.9 billion in real estate owned, held for investment, net, and $0.4 billion in debt related to real estate owned, held for investment, net, resulting in a book value per share of common stock of $12.15, after considering the liquidation preference of preferred stock.

Term Loan B and Revolving Credit Facility

On the Closing Date, in connection with the closing of the Asset Sale, the Company caused the repayment in full of (i) all outstanding term loans and other obligations under the Term Loan Credit Agreement, dated as of June 13, 2025 (as amended, restated, supplemented or otherwise modified from time to time, the "Term Loan Credit Agreement"), among the Company, as Borrower, the lenders party thereto from time to time, and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, and (ii) all outstanding revolving credit loans and other obligations under the Amended and Restated Credit Agreement, dated as of August 7, 2025 (as amended, restated, supplemented or otherwise modified from time to time, the "Revolving Credit Facility"), among ACREFI RCF I, LLC, as Borrower, the Company, as Parent Guarantor, the lenders party thereto, and Bank of America, N.A., as Administrative Agent. As of the Closing Date, (i) the aggregate commitments under the Revolving Credit Facility were $275,000,000 and (ii) the Term Loan Credit Agreement was terminated in accordance with its terms, and all commitments under the Revolving Credit Facility were terminated in accordance with the terms of the Revolving Credit Facility.

4.625% Senior Secured Notes due 2029

On the Closing Date, in connection with the closing of the Asset Sale and in accordance with the Indenture, dated as of June 29, 2021 (as supplemented, amended or otherwise modified to the date hereof, the "Indenture"), among the Company, the Guarantors (as defined in the Indenture), and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as Trustee and Notes Collateral Agent (the "Trustee"), the Trustee delivered a notice of redemption to the holders of the Company's 4.625% Senior Secured Notes due 2029 (the "Notes"), stating that the Company will redeem in full all $500,000,000 in aggregate principal amount of the outstanding Notes on the redemption date of June 15, 2026 (the "Redemption Date"), plus accrued and unpaid interest to, but excluding, the Redemption Date, in accordance with the Indenture.

On the Closing Date, the Company caused sufficient funds to fund the redemption of the outstanding Notes on the Redemption Date to be irrevocably deposited with the Trustee. After the deposit of such funds, the Indenture was satisfied and discharged in accordance with its terms. As a result of the satisfaction and discharge of the Indenture, the Company has been released from its obligations under the Indenture, except for those provisions of the Indenture that, by their terms, survive the satisfaction and discharge of the Indenture.

Amended and Restated Management Agreement

Each of the Company, Operating LLC, and the Manager have entered into an Amended and Restated Management Agreement (the "A&R Management Agreement") effective as of April 24, 2026. The A&R Management Agreement supersedes and replaces the existing Management Agreement, dated September 23, 2009, by and among the Company, Operating LLC and the Manager (the "Existing Management Agreement").

The A&R Management Agreement is substantially similar to the Existing Management Agreement except in the case of the following terms and provisions:

•
Base Management Fee: The Existing Management Agreement provides for a base management fee equal to 1.5% per annum of stockholders' equity of the Company, payable entirely in cash quarterly in arrears. Under the A&R Management Agreement, the base management fee will initially be (1) 0.75% per annum of the Company's stockholders' equity if the annualized return on equity ("ROE") for a particular fiscal quarter is less than 7.5% or (2) 1.5% per annum of the Company's stockholders' equity if the ROE for a particular fiscal quarter equals or exceeds 7.5%, payable quarterly in arrears entirely in shares of common stock, par value $0.01 per share, of the Company ("Company Common Stock"), except for certain circumstances in which the base management fee is required to be paid partially or entirely in cash as provided in the A&R Management Agreement, including following achievement of an ROE of 7.5% or more for two consecutive quarters (the "ROE Milestone") or in the event of certain legal prohibitions or restrictions relating to the payment of such fee in shares of Company Common Stock. The number of shares of Company Common Stock issuable as payment of any installment of the base management fee will be equal to the greatest of (i) book value per share ("BVPS") of a share of Company Common Stock as of the end of the fiscal quarter to which such installment relates, (ii) the average of the closing prices for a share of Company Common Stock on the New York Stock Exchange for each of the five consecutive full trading days ending on and including the last full trading day of the fiscal quarter to which such installment relates and (iii) the par value per share of Company Common Stock. If the Company achieves the ROE Milestone, then the base management fee will permanently increase to 1.5% of the Company's stockholders' equity and will be payable entirely in cash.
•
Incentive Fee: The Existing Management Agreement does not contemplate the payment by the Company of any incentive fee or other incentive compensation to the Manager. Under the A&R Management Agreement, following achievement of the ROE Milestone, the Manager will be eligible to receive an incentive fee equal to 20% of the Company's stockholders' equity above an 8% ROE hurdle, with such incentive fee payable entirely in shares of Company Common Stock (with the number of shares for any given installment of such incentive fee determined in the same manner as described above under "Base Management Fee" except in the event of certain legal prohibitions or restrictions relating to the payment of such fees in shares of Company Common Stock).
•
Termination Fee: Under the Existing Management Agreement, the Termination Fee (as defined therein) is equal to three times the sum of the average annual base management fee paid over the 24-month period immediately preceding the date of the termination of the Existing Management Agreement. Under the A&R Management Agreement, the termination fee formula will include any incentive fees paid over the 24-month period prior to termination but will otherwise be the same as the formula in the Existing Management Agreement.
•
Other Key Terms: The A&R Management Agreement reflects updates to certain definitions and mechanics for calculation and payment of fees, including changes to "Base Management Fee," "Core Earnings" and related terms to clarify the revised Manager compensation structure and performance criteria.

The foregoing description of the A&R Management Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the A&R Management Agreement.

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

The Asset Sale

On the Closing Date, pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company sold its commercial real estate loan portfolio (other than loans that were repaid prior to closing and one loan with a principal balance of $46 million which is expected to repay after the Closing Date) to Athene for cash consideration of approximately $8.6 billion, which is based on 99.7% of the total commitment amount of such loans as of the Closing Date, subject to certain adjustments as provided in the Purchase Agreement. Please refer to "Note 20 - Subsequent Events" to the accompanying consolidated financial statements for further details.

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

Results of Operations

Net Income Available to Common Stockholders

For the three months ended March 31, 2026 and 2025, our net income available to common stockholders was $23.2 million, or $0.16 per diluted share of common stock, and $22.9 million, or $0.16 per diluted share of common stock, respectively.

Operating Results

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Three Months Ended
	March 31, 2026	December 31, 2025	Change
Net interest income:
Interest income from commercial mortgage loans	$149,989	$159,500	$(9,511)
Interest income from subordinate loans and other lending assets	—	88	(88)
Interest expense	(113,922)	(115,486)	1,564
Net interest income	36,067	44,102	(8,035)
Operations related to real estate owned:
Revenue from real estate owned operations	22,567	29,150	(6,583)
Operating expenses related to real estate owned	(18,218)	(23,882)	5,664
Depreciation and amortization on real estate owned	(3,981)	(3,403)	(578)
Net income related to real estate owned	368	1,865	(1,497)
Operating expenses:
General and administrative expenses	(5,952)	(7,546)	1,594
Management fees to related party	(8,118)	(8,608)	490
Total operating expenses	(14,070)	(16,154)	2,084
Other income, net	1,413	1,658	(245)
Loss from equity method investment	(274)	(254)	(20)
Increase in Specific CECL Allowance, net	—	(3,000)	3,000
Decrease in General CECL Allowance, net	3,289	526	2,763
Gain (loss) on foreign currency forward contracts	16,812	(1,839)	18,651
Foreign currency translation gain (loss)	(17,148)	2,160	(19,308)
Net income before taxes	$26,457	$29,064	$(2,607)
Income tax provision	(230)	135	(365)
Net income	$26,227	$29,199	$(2,972)

Net Interest Income

Net interest income decreased by $8.0 million during the three months ended March 31, 2026 compared to the three months ended December 31, 2025. The net decrease was primarily attributable to lower average index rates during the three months ended March 31, 2026 compared to the three months ended December 31, 2025. Additionally, our commercial mortgage loan secured by a hotel in Chicago, IL was moved to nonaccrual status as of December 31, 2025, and no interest income was recorded on this loan during the three months ended March 31, 2026. Lastly, modifications to several of our loans resulted in interest rate decreases and further decreased interest income. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

For the three months ended March 31, 2026, we recorded net income related to real estate owned of $0.4 million compared to net income of $1.9 million for the three months ended December 31, 2025. The decrease in net income was primarily due to the seasonality of hotel operations, which led to $2.1 million and $0.5 million lower net income from operations, prior to depreciation, for the D.C. Hotel and the Atlanta Hotel, respectively, during the three months ended March 31, 2026 as compared to the three months ended December 31, 2025. The decrease was partially offset by an increase in operating income attributable to our Brooklyn Multifamily Development as the lease-up of the property continues to ramp up. Refer to "Note 5 – Real Estate Owned" for further discussion of operations related to real estate owned. at

Operating Expenses

General and administrative expenses decreased by $1.6 million for the three months ended March 31, 2026 compared to the three months ended December 31, 2025. The decrease was primarily attributable to lower amortization of RSUs in the current quarter compared to prior quarter. Additionally, there were higher costs associated with reimbursements to the Manager and legal expenses during the three months ended December 31, 2025.

Management fees expense decreased by $0.5 million for the three months ended March 31, 2026 compared to the three months ended December 31, 2025. The decrease was primarily due to lower Stockholders' Equity (as defined in the Management Agreement) during the three months ended March 31, 2026.

Increase in Specific CECL Allowance, net

During the three months ended March 31, 2026, there was no change to our Specific CECL Allowance. Comparatively, during the three months ended December 31, 2025, our Specific CECL Allowance increased by $3.0 million related to a commercial mortgage loan secured by a hotel in Chicago, IL.

Decrease in General CECL Allowance, net

Our General CECL Allowance decreased by $3.3 million during the three months ended March 31, 2026 compared to a decrease of $0.5 million during the three months ended December 31, 2025. During both periods, the decrease was primarily due to the favorable impacts of portfolio seasoning, and partially offset by the effect of loan originations. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended March 31, 2026 and the three months ended December 31, 2025 were a net loss of $0.3 million and a net gain of $0.3 million, respectively. The net loss for the three months ended March 31, 2026 compared to the net gain for three months ended December 31, 2025 was predominantly due to higher forward point estimates for the three months ended March 31, 2026.

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three months ended
	March 31, 2026	March 31, 2025	Change
Net interest income:
Interest income from commercial mortgage loans	$149,989	$143,985	$6,004
Interest income from subordinate loans and other lending assets	—	557	(557)
Interest expense	(113,922)	(105,057)	(8,865)
Net interest income	36,067	39,485	(3,418)
Operations related to real estate owned:
Revenue from real estate owned operations	22,567	26,331	(3,764)
Operating expenses related to real estate owned	(18,218)	(20,767)	2,549
Depreciation and amortization on real estate owned	(3,981)	(2,456)	(1,525)
Net income related to real estate owned	368	3,108	(2,740)
Operating expenses:
General and administrative expenses	(5,952)	(6,652)	700
Management fees to related party	(8,118)	(8,564)	446
Total operating expenses	(14,070)	(15,216)	1,146
Other income, net	1,413	1,883	(470)
Loss from equity method investment	(274)	(689)	415
Decrease (increase) in General CECL Allowance, net	3,289	(4,008)	7,297
Gain (loss) on foreign currency forward contracts	16,812	(38,972)	55,784
Foreign currency translation gain (loss)	(17,148)	40,558	(57,706)
Loss on interest rate hedging instruments	—	(42)	42
Net income before taxes	$26,457	$26,107	$350
Income tax provision	(230)	(116)	(114)
Net income	$26,227	$25,991	$236

Net Interest Income

Net interest income decreased by $3.4 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily attributable to higher average debt balances as well as lower average index rates during the three months ended March 31, 2026, and modifications to several of our loans, resulting in spread decreases. The effects of lower interest rates were partially offset by a higher average loan balance during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

For the three months ended March 31, 2026, we recorded net income related to real estate owned of $0.4 million compared to net income of $3.1 million for the three months ended March 31, 2025. The decrease was primarily attributable to lower income from operations, prior to depreciation, due to demand impact from tariffs and lower international and business travel in 2026 compared to 2025. The decrease was partially offset by operating income attributable to our Brooklyn Multifamily Development as the lease-up of the property continues to ramp up. There was no such activity during the quarter ended March 31, 2025 as the property was still under construction with no revenue streams generated and all expenses being capitalized. Refer to "Note 5 – Real Estate Owned" for full discussion of operations related to real estate owned.

Operating Expenses

General and administrative expenses decreased by $0.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a decrease in amortization of RSUs as well as a decrease in legal expenses.

Management fees expense decreased by $0.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to lower Stockholders' Equity (as defined in the Management Agreement) during the three months ended March 31, 2026.

Refer to "Note 13 – Related Party Transactions" and "Note 16 – Commitments and Contingencies" for additional information.

Decrease (increase) in General CECL Allowance, net

During the three months ended March 31, 2026, we recorded a net decrease in our General CECL Allowance of $3.3 million. The decrease was primarily driven by the favorable impacts of portfolio seasoning, which was partially offset by the effect of loan originations. Comparatively, during the three months ended March 31, 2025, we recorded a net increase in our General CECL Allowance of $4.0 million, primarily driven by a more adverse macroeconomic outlook as well as the effects of loan originations. The increase was partially offset by the favorable impacts of portfolio seasoning.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended March 31, 2026 and three months ended March 31, 2025 was a net loss of $0.3 million and a net gain of $1.6 million, respectively. The net loss for the three months ended March 31, 2026 compared to the net gain for the three months ended March 31, 2025 was predominantly due to higher forward point estimates for the three months ended March 31, 2026.

Subsequent Events

Refer to "Note 20 – Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2026.

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

For the three months ended March 31, 2026 and December 31, 2025, our Distributable Earnings were $30.7 million, or $0.22 per share, and $37.2 million, or $0.26 per share, respectively.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three Months Ended
	March 31, 2026	December 31, 2025
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	139,709,831	139,348,728
Unvested RSUs, net(1)	2,060,564	1,825,485
Diluted shares - Distributable Earnings	141,770,395	141,174,213

(1)
Unvested RSUs are net of incremental shares assumed repurchased under the treasury stock method, if dilutive. For the three months ended March 31, 2026 and three months ended December 31, 2025, there were 599,484 and 405,421 incremental shares included, respectively.

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

Distributable Earnings Prior to Realized Loss on Investments

We believe it is useful to our investors to present Distributable Earnings prior to realized loss on investments to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to realized loss on investments, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.

There were no realized losses on investments for the three months ended March 31, 2026 or the three months ended December 31, 2025. Accordingly, the table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings ($ in thousands):

	Three Months Ended
	March 31, 2026	December 31, 2025
Net income available to common stockholders	$23,159	$26,131
Adjustments:
Equity-based compensation expense	3,047	3,385
Loss (gain) on foreign currency forwards	(16,812)	1,839
Foreign currency loss (gain), net	17,148	(2,160)
Realized gains (losses) relating to interest income on foreign currency hedges, net	(416)	59
Realized gains relating to forward points on foreign currency hedges, net	3,864	2,099
Depreciation and amortization on real estate owned	3,981	3,403
Increase (decrease) in current expected credit loss allowance, net	(3,289)	2,474
Total adjustments:	7,523	11,099
Distributable Earnings	$30,682	$37,230
Diluted Distributable Earnings per share of common stock	$0.22	$0.26
Weighted-average diluted shares - Distributable Earnings	141,770,395	141,174,213

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2026	December 31, 2025
Stockholders' Equity	$1,811,693	$1,856,090
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$1,642,433	$1,686,830
Common Stock	136,724,839	138,943,831
Book value per share	$12.01	$12.14

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

Investment Activity

During the three months ended March 31, 2026, we committed $299.9 million of capital to a new loan (fully funded at closing), and provided $338.9 million of add-on fundings. During the three months ended March 31, 2026, we received $468.6 million in loan repayments.

Loan Portfolio Overview

Loan Portfolio Details

The following table sets forth certain information regarding our loan portfolio as of March 31, 2026 ($ in thousands):

Description	Carrying Value	Weighted-Average Coupon (1)	Weighted-Average All-in Yield (1)(2)	Secured Debt Arrangements (3)	Cost of Funds(4)	Equity at cost(5)
Commercial mortgage loans, net	$8,830,428	6.4%	7.1%	$6,505,293	5.5%	$2,325,135
Subordinate loans, net	51,190	0.0%	0.0%	—	—	51,190
Total/Weighted-Average	$8,881,618	6.3%	7.0%	$6,505,293	5.5%	$2,376,325

(1)
Weighted-Average Coupon and Weighted-Average All-in Yield are based on the applicable benchmark rates as of March 31, 2026 on the floating rate loans.
(2)
Weighted-Average All-in Yield includes the amortization of deferred origination fees, loan origination costs and accrual of both extension and exit fees. Weighted-Average All-in Yield excludes the benefit of forward points on currency hedges relating to loans denominated in currencies other than USD.
(3)
Gross of deferred financing costs of $10.9 million.
(4)
Cost of funds includes weighted-average spread and applicable benchmark rates as of March 31, 2026 on secured debt arrangements.
(5)
Represents loan portfolio at carrying value less secured debt outstanding.

The following table provides additional details of our commercial mortgage loan portfolio and subordinate loan portfolio as of March 31, 2026 ($ in millions):

Commercial Mortgage Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential	3	02/2026	$297	$—			03/2031	Various, US
2	Residential	3	12/2021	243	8			02/2027	Various, UK
3	Residential	3	11/2025	240	8		Y	11/2030	Manhattan, NY
4	Residential	3	08/2025	238	15			09/2030	Various, US
5	Residential	3	04/2024	157	—			05/2029	Emeryville, CA
6	Residential	3	08/2024	154	—			08/2029	Various, UK
7	Residential	3	04/2025	153	—			04/2030	Various, US
8	Residential	3	09/2025	152	32			09/2030	Charlotte, NC
9	Residential	3	04/2025	149	—			05/2030	Jersey City, NJ
10	Residential	3	03/2025	133	—		Y	04/2029	Port St. Lucie, FL
11	Residential(2)	3	08/2022	112	—			11/2026	Manhattan, NY
12	Residential	3	06/2024	99	—			07/2029	Washington, DC
13	Residential	3	10/2024	97	—			11/2029	Various, US
14	Residential	3	08/2025	91	12			08/2030	Various, UK
15	Residential	3	02/2025	89	—		Y	02/2030	Miami, FL
16	Residential	3	05/2021	73	—			12/2027	Cleveland, OH
17	Residential	3	05/2025	64	—		Y	05/2030	Manhattan, NY
18	Office	2	02/2022	643	82		Y	12/2028	London, UK
19	Office	3	12/2025	271	75			12/2030	Manhattan, NY
20	Office	3	06/2019	238	32			06/2030	Berlin, Germany
21	Office	3	01/2020	230	23		Y	08/2027	Long Island City, NY
22	Office	3	02/2020	222	48		Y	03/2028	London, UK
23	Office	3	02/2022	171	—			06/2027	Milan, Italy
24	Office	3	11/2022	100	—			09/2026	Chicago, IL
25	Office	4	03/2018	73	—		Y	09/2027	Chicago, IL
26	Hotel	3	12/2023	333	10			12/2028	Various, Europe
27	Hotel	3	10/2025	228	12		Y	10/2028	London, UK
28	Hotel	3	07/2021	180	—			08/2026	Various, US
29	Hotel	3	09/2025	149	—			10/2030	Manhattan, NY
30	Hotel	3	09/2015	139	—			12/2026	Manhattan, NY
31	Hotel	3	06/2024	131	—			06/2029	St. Petersburg, FL
32	Hotel	3	08/2025	125	2		Y	09/2030	San Diego, CA
33	Hotel	3	06/2024	110	5			07/2029	Brooklyn, NY
34	Hotel	3	12/2024	84	2		Y	01/2030	Indianapolis, IN
35	Hotel	3	12/2025	82	—		Y	04/2027	Manhattan, NY
36	Hotel	3	12/2024	75	—		Y	12/2029	New Orleans, LA
37	Hotel(1)	5	05/2019	42	—			05/2026	Chicago, IL
38	Industrial	3	03/2021	254	—			05/2027	Various, Sweden
39	Industrial	3	04/2025	246	2			05/2030	Various, US
40	Industrial	3	11/2025	184	24			12/2030	Various, US
41	Industrial	3	08/2025	119	11			08/2030	Various, Europe
42	Industrial	3	08/2024	108	11			08/2029	Various, UK
43	Data Center	3	05/2025	253	110	Y		06/2030	Abilene, TX
44	Data Center	3	03/2025	240	59	Y	Y	02/2030	West Jordan, UT
45	Retail	3	12/2024	333	—			07/2030	London, UK
46	Retail(1)	5	11/2014	96	—			09/2026	Cincinnati, OH
47	Mixed Use	3	03/2022	156	13			03/2029	Brooklyn, NY
48	Mixed Use	3	05/2025	78	—			05/2027	London, UK
49	Urban Predevelopment	3	12/2022	135	—			04/2026	Miami, FL
50	Urban Predevelopment	3	10/2025	94	50			11/2030	Miami, FL
51	Pubs	3	12/2023	213	—		Y	01/2029	Various, UK
52	Portfolio(3)	3	06/2021	191	9			06/2027	Various, Germany
	General CECL Allowance			(37)
	Subtotal / Weighted-Average Commercial Mortgage Loans	3.0		$8,830	$655			3.0 Years

Subordinate Loan Portfolio
#	Property Type	Risk Rating	Origination Date	Amortized Cost	Unfunded Commitment	Construction Loan	3rd Party Subordinate Debt	Fully-extended Maturity	Location
1	Residential(1)(2)	5	05/2020	$28	—			11/2026	Manhattan, NY
2	Residential(2)	3	06/2015	23	—			11/2026	Manhattan, NY
	General CECL Allowance			—
	Subtotal / Weighted-Average Subordinate Loans	4.1		$51	$—			0.6 Years
	Total / Weighted-Average Loan Portfolio(4)	3.0		$8,882	$655			3.0 Years

(1)
Amortized cost for these loans is net of the recorded Specific CECL Allowance.
(2)
Loans are secured by the same property.
(3)
Includes portfolio of office, industrial, and retail property types.
(4)
Total may not foot due to rounding.

Our average asset and debt balances for the three months ended March 31, 2026 were ($ in thousands):

	Average month-end balances(1)
Description	Assets	Related debt
Commercial mortgage loans	$9,017,215	$6,430,442
Subordinate loans	323,276	—

(1)
Average month-end balances reflect principal and borrowings outstanding for assets and related debt, respectively.

Portfolio Management

Our portfolio benefits from our core investment strategy whereby we target assets that are secured by institutional quality real estate throughout the United States and Europe. As discussed in Item 1. "Business—Investment Strategy" in our most recent Annual Report on Form 10-K, the Manager has implemented underwriting standards which place a particular emphasis on due diligence of prospective investments' sponsors and borrowers, as well as assessment of the risk/return profile and appropriate structure of each investment opportunity. As of March 31, 2026, our portfolio's weighted-average origination LTV ratio was 59%, excluding risk-rated "5" loans. This reflects significant equity value which we believe our loan sponsors would be committed to protect during periods of volatility and market disruption.

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

In addition to ongoing asset management, as further described in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" to our condensed consolidated financial statements, we perform a quarterly review of our portfolio whereby each loan is assigned a risk rating of "1" through "5," from less risk to greater risk, respectively. This analysis includes assessment of loans based on a variety of factors, including, without limitation, LTV ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. In performing the analysis with respect to each loan, these various factors are assessed holistically, with a focus on their interplay, whereby no single factor on its own (whether quantitative or qualitative) is given more weight in the assessment or is prescriptive as to which specific risk rating is assigned to a specific loan. We apply these various factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. As of March 31, 2026, the weighted-average risk rating of the loan portfolio was 3.0.

The following table presents the carrying value of our loans by internal risk rating as of March 31, 2026 ($ in thousands):

Risk Rating	Number of Loans	Total(1)	% of Portfolio
1	—	$—	— %
2	1	643,823	7.2%
3	49	8,036,204	90.1%
4	1	73,112	0.8%
5	3	165,977	1.9%
Total	54	$8,919,116	100.0%
General CECL Allowance(2)		(37,498)
Total carrying value, net		$8,881,618

(1)
Net of Specific CECL Allowance.
(2)
$3.7 million of the General CECL Allowance for 2026 is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

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

At March 31, 2026, our debt-to-equity ratio was 4.3 and our portfolio was comprised of $8.8 billion of commercial mortgage loans and $0.1 billion of subordinate loans. In order to achieve our return on equity, we generally finance our mortgage loans with 2.0 to 3.0 turns of leverage and generally do not finance our subordinate loan portfolio given built-in inherent structural leverage. Consequently, depending on our portfolio mix, our debt-to-equity ratio may exceed our previously disclosed thresholds.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio:

	March 31, 2026	December 31, 2025
Debt to Equity Ratio (1)	4.3	4.1

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

Our current debt obligations consist of $1.2 billion, at face value, of corporate debt, $6.5 billion of secured debt arrangements, and $439.8 million of debt related to real estate owned, held for investment. Our corporate debt includes $744.4 million of term loan borrowings and $500.0 million of senior secured notes. Subsequent to quarter end, all corporate debt and secured debt arrangements were fully repaid using proceeds from the Asset Sale. Please refer to "Note 20 - Subsequent Events" for further details.

Our primary sources of liquidity as of March 31, 2026 were represented with $126.8 million of cash on hand, $101.7 million of loan proceeds held by servicer, $55.9 million of available borrowings under our financing arrangements based on existing collateral and cash flows from operations. Additionally, we held approximately $287.4 million of unencumbered assets and have $26.0 million of additional capacity on our construction financing secured by our Brooklyn Multifamily Development property which is available to fund future construction costs.

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

Borrowings Under Various Financing Arrangements

The following table summarizes the outstanding balances and maturities for our various financing arrangements:

	March 31, 2026		December 31, 2025
	Borrowings Outstanding(1)	Maturity (2)	Borrowings Outstanding(1)	Maturity (2)
Secured Credit Facilities(3)	$4,926,880	December 2029	$4,733,301	November 2029
Barclays Private Securitization(4)	1,471,913	March 2028	1,543,925	January 2028
Revolving Credit Facility	106,500	August 2028	—	August 2028
Total Secured Debt Arrangements	6,505,293		6,277,226
Debt Related to Real Estate Owned	439,769	July 2027	425,799	July 2027
Senior Secured Term Loans(5)	744,375	June 2030	746,250	June 2030
Senior Secured Notes	500,000	June 2029	500,000	June 2029
Total Borrowings	$8,189,437		$7,949,275

(1)
Borrowings Outstanding represent principal balances as of the respective reporting periods.
(2)
Maturity dates represent weighted-average maturities based on borrowings outstanding and assumes extensions at our option are exercised with consent of financing providers, where applicable.
(3)
As of March 31, 2026, we had six secured credit counterparties through wholly-owned subsidiaries.
(4)
As of March 31, 2026, we had £662.6 million, €339.2 million, and kr1.9 billion ($1.5 billion assuming conversion into USD as of March 31, 2026) of borrowings outstanding under the Barclays Private Securitization secured by certain of our commercial mortgage loans.
(5)
As of March 31, 2026, we held one senior secured term loan, our 2030 Term Loan, which represents the refinancing of our 2026 and 2028 Term Loans that were outstanding as of December 31, 2024. Refer to "Note 8 – Senior Secured Term Loans, Net" for discussion of the refinance.

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

As of March 31, 2026 and December 31, 2025, we had 6,770,393 shares of our Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. Except under certain limited circumstances, the Series B-1 Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. On and after July 15, 2026, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid dividends to, but not including, the date of the redemption.

The following table details our dividend activity:

	Three Months Ended March 31,
Dividends declared per share of:	2026	2025
Common Stock	$0.25	$0.25
Series B-1 Preferred Stock	$0.45	$0.45

Repurchases of Equity Securities

During the three months ended March 31, 2026 we repurchased 2,874,144 shares of our common stock at a weighted-average price of $10.52 per share. During the three months ended March 31, 2025, there was no common stock repurchase. Please refer to "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" for further detail.

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

We derive an annual historical loss rate based on a CMBS database with historical losses from 1998 through the first quarter of 2026 provided by Trepp. We apply various filters to arrive at a CMBS dataset most analogous to our current portfolio from which we determine an appropriate historical loss rate. This historical loss rate, and ultimately the General CECL Allowance we derive, is sensitive to the CMBS dataset we select.

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

The following table estimates the hypothetical impact on our net interest income for the twelve-month period following March 31, 2026, assuming an immediate increase or decrease of 50 basis points in the applicable interest rate benchmark by currency ($ in thousands, except per share data):

		50 basis point increase		50 basis point decrease
Currency	Net floating rate assets subject to interest rate sensitivity(1)	Increase to net interest income (2)(3)	Increase to net interest income (per share) (2)(3)	Decrease to net interest income (2)(3)	Decrease to net interest income (per share) (2)(3)
USD	$102,284	$876	$0.01	$580	$—
GBP	484,022	2,138	0.02	(2,138)	(0.02)
EUR	267,726	1,339	0.01	(1,339)	(0.01)
SEK	50,893	254	—	(254)	—
Total:	$904,925	$4,607	$0.04	$(3,151)	$(0.03)

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

During the period ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company's repurchases of common stock during the three months ended March 31, 2026 ($ in thousands, except per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	-	$—	-	$—
February 1, 2026 - February 28, 2026	-	—	-	—
March 1, 2026 - March 31, 2026	2,874,144	10.52	2,874,144	101,353
Total	2,874,144	$10.52	2,874,144	$101,353

(1) On March 16, 2020, the Company announced that the board of directors approved a stock repurchase program to authorize the Company to repurchase up to an aggregate of $150.0 million of the Company's common stock. On February 9, 2021, the Company's board of directors authorized the Company to repurchase up to an additional $150.0 million of common stock under this repurchase program. On April 27, 2026, our board of directors approved a stock repurchase program for up to an aggregate of $150.0 million of our common stock. The shares of the Company's common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size, price and timing of these repurchases depending on legal requirements, prevailing stock prices, market and economic conditions and other factors. The Company is not obligated under the terms of the program to repurchase any shares of the Company's common stock. This repurchase program has no expiration date and may be suspended or terminated by us at any time without prior notice. This $150.0 million program replaced the previous program authorized in March 2020, as amended in February 2021, which was terminated.

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

10.1

Asset Purchase and Sale Agreement, dated January 27, 2026, by and between Apollo Commercial Real Estate Finance, Inc. and Athene Holding Ltd., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on January 28, 2026 (File No.: 001-34452).

10.2

Letter Agreement, dated January 27, 2026, by and among Apollo Commercial Real Estate Finance, Inc., ACREFI Operating, LLC and ACREFI Management, LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 28,2026 (File No. 001-34452)

10.3

Letter Agreement, dated January 27, 2026, by and between Apollo Commercial Real Estate Finance, Inc. and Apollo Management Holdings, L.P., incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on January 28, 2026 (File No. 001-34452).

10.4

Amended and Restated Management Agreement, dated as of April 24, 2026, by and among Apollo Commercial Real Estate Finance, Inc., ACREFI Operating, LLC and ACREFI Management, LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on April 24, 2026 (File No. 001-34452).

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

Apollo Commercial Real Estate Finance, Inc.

April 28, 2026	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

April 28, 2026	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)