Form 10-K/A
period 2025-12-31
Apollo Commercial Real Estate Finance, Inc.
filed 2026-04-30
CIK 1467760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
(Registrant‘s telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’ common stock held by non-affiliates
of the registrant was $1.3 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange
As of April 2
9
, 2026, there were 132,849,702 shares, $0.01 par value per share, of the registrant’s common stock issued and outstanding.
Documents Incorporated by Reference
None.

Explanatory Note
Apollo Commercial Real Estate Finance, Inc., a Maryland corporation (“ARI,” our “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 (this “Form
10-K/A”)
to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that was filed with the Securities and Exchange Commission (“SEC”) on February 10, 2026 (the “Original Form
10-K”)
for the sole purpose of including certain of the information required by Part III of Form
10-K.
This information was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in Part III to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. As required by Rule
12b-15,
in connection with this Form
10-K/A,
our Principal Executive Officer and Principal Financial Officer are providing Rule
13a-14(a)
certifications included herein with paragraphs 3, 4, and 5 of the certifications omitted because no financial statements are included in this Form
10-K/A.
Except as explicitly set forth herein, this Form
10-K/A
does not purport to modify or update the disclosures in, or exhibits to, the Original Form
10-K
or to update the Original Form
10-K
to reflect events occurring after the date of such filing.

- i -

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding our Board of Directors
Our board of directors is currently comprised of nine directors: Mark C. Biderman, Pamela G. Carlton, Brenna Haysom, Robert A. Kasdin, Katherine G. Newman, Scott S. Prince, Stuart A. Rothstein, Michael E. Salvati and Carmencita N.M. Whonder. In accordance with our charter (the “Charter”) and bylaws (the “Bylaws”), each director will hold office until our next annual meeting of stockholders and until his or her successor has been duly elected and qualifies, or until the director’s earlier resignation, death or removal.
The following information is furnished as of April 30, 2026 regarding our board of directors.
Mark C. Biderman
, 80, has been one of our directors since November 2010. Since April 2021, Mr. Biderman has been a member of the board of directors and chair of the Audit Committee of The Liberty Company Insurance Brokers LLC. Mr. Biderman served as a member of the board of directors of Atlas Energy Group, LLC from February 2015 to May 2020, and as a member of the board of directors of Corse Energy Corp. from October 2023 to October 2024. Since January 2009, Mr. Biderman has been a consultant focused on the financial services sector. Mr. Biderman served as Vice Chairman of National Financial Partners Corp. (NYSE: NFP) from September 2008 through December 2008. From November 1999 until September 2008, he served as National Financial Partners Corp.’s Executive Vice President and Chief Financial Officer. From 1987 to 1999, Mr. Biderman served as Managing Director and Head of the Financial Institutions Group at CIBC World Markets (“CIBC”), an investment banking firm, and its predecessor, Oppenheimer & Co., Inc. Prior to investment banking, he was an equity research analyst covering the commercial banking industry. Mr. Biderman chaired the Due Diligence Committee at CIBC and served on the Commitment and Credit Committees. Mr. Biderman was a member of the Disciplinary Review Committee of the CFA Institute from September 2016 to August 2022. He serves on the Board of Trustees of Congregation Rodeph Sholom. Mr. Biderman is a Chartered Financial Analyst. Mr. Biderman received a B.S.E. degree, with high honors, in chemical engineering from Princeton University and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Biderman was selected to serve on our board of directors because of his business acumen and valuable operational experience.
Pamela G. Carlton
, 71, has been one of our directors since July 2021. Ms. Carlton is the President of Springboard Partners in Cross Cultural Leadership, LLC. After 22 years as an investment banker on Wall Street, Ms. Carlton launched Springboard in 2003, a human capital strategy and consulting firm. Prior to founding Springboard, Ms. Carlton retired as a Managing Director and Associate Director of U.S. Equity Research at JPMorgan Chase in 2003, having also served as Director of U.S. Equity Research for Chase Asset Management from 1996 to 1999. Prior to JPMorgan Chase, Ms. Carlton was an investment banker with Morgan Stanley and served as Morgan Stanley’s
Co-Director
of U.S. and Latin America Equity Research from 1991 to 1996. She began her career as a corporate attorney at Cleary Gottlieb Steen & Hamilton. Ms. Carlton has served on the board of directors of Evercore (NYSE: EVR) since 2019 and the board of directors of Columbia Funds (a mutual fund board of Columbia Threadneedle Investments, a subsidiary of Ameriprise Financial) since 2007, where she has served as Chair since January 2023. Ms. Carlton also has served on the board of directors of Apollo Asset-Backed Finance Lending Company, L.P. since June 2024, DR Bank since 2017 and the Board of Trustees of New York Presbyterian Hospital since 1996. Ms. Carlton earned a B.A. from Williams College, graduating Magna Cum Laude, was a member of the Phi Beta Kappa Society and was elected as President of the Williams College Phi Beta Kappa Society. She also earned a J.D. from Yale Law School and an M.B.A. from Yale School of Management. Ms. Carlton was selected to serve on our board of directors because of her significant professional experience, investment banking and capital markets experience as well as her expertise in human capital, talent and leadership matters.

Brenna Haysom
, 49, has been one of our directors since February 2020. Ms. Haysom is the Chief Executive Officer of Rally Labs, LLC, a consumer healthcare company. Prior to founding Rally Labs in 2010, Ms. Haysom worked in the Private Equity Group at Apollo Global Management, Inc. (together with its subsidiaries, “Apollo”), where she focused on both equity and credit investing across a range of industries that included financial services, transportation, chemicals, telecom, and media. She started her career at Lazard Ltd (formerly known as Lazard Frères & Co.) in New York where she worked in both the Mergers & Acquisitions and Restructuring groups. Ms. Haysom serves on the board of directors of H&R Real Estate Investment Trust (TSX: HR.UN), a diversified real estate investment trust (“REIT”) with office, retail, industrial and residential properties across North America for which she also serves as the chair of the Compensation, Governance and Nominating Committee and as a member of the Audit Committee. Ms. Haysom also serves on the board of directors of Venerable Holdings, Inc. and its subsidiaries Corporate Solutions Life Reinsurance Company and Venerable Insurance and Annuity Company, both insurance companies that are focused on the consolidation of variable annuity blocks. Ms. Haysom is a member of the Venerable Holdings, Inc. Audit Committee. She chairs the Venerable Insurance and Annuity Company Compensation Committee and is a member of its Nominating and Corporate Governance Committee. Ms. Haysom has an A.B. with honors in Social Studies from Harvard College, and an M.B.A. from Harvard Business School. Ms. Haysom has also completed executive education coursework in cybersecurity and artificial intelligence. Ms. Haysom was selected to serve on our board of directors because of her significant professional and management experience and strong background in finance.
Robert A. Kasdin
, 68, has been one of our directors since April 2014. Since August 2025, Mr. Kasdin has served as Senior Executive Vice President of Columbia University. Mr. Kasdin previously served in this role from September 2002 to June 2015. From July 2015 to July 2022, Mr. Kasdin served as Senior Vice President and Chief Operating Officer of Johns Hopkins Medicine and from 2018 to July 2022 also as Chief Financial Officer of Johns Hopkins Medicine. Mr. Kasdin also served as the Executive Vice President and Chief Financial Officer of the University of Michigan from 1997 to 2002. Before his service at the University of Michigan, he was the Treasurer and Chief Investment Officer for the Metropolitan Museum of Art in New York City from 1993 to 1997, and, from 1988 to 1992, served as Vice President and General Counsel for Princeton University Investment Company. He began his career as a corporate attorney at Davis Polk & Wardwell LLP. Mr. Kasdin has served as a director of Apollo Asset Backed Credit Company LLC since September 2025. Mr. Kasdin has also served as a director of the Harbor Funds since January 2014 and a trustee of Barnard College since July 2023. From February 2008 to March 2014, Mr. Kasdin served as a member of the board of directors of Noranda Aluminum Holding Corporation (NYSE: NOR). Mr. Kasdin earned his A.B. from Princeton University and his J.D. from Harvard Law School. Mr. Kasdin was selected to serve on our board of directors based on his legal experience as well as his leadership, financial and management experience with large, complex institutions, including construction projects and major real estate development on behalf of those institutions, which brings an important perspective to our strategic planning.
Katherine G. Newman
, 47, has been one of our directors since June 2020. Ms. Newman is Partner and Global Head of Tax Finance at Apollo, specializing in tax matters with respect to Apollo’s investment funds, their investors and their investments worldwide. She also advises Apollo on its public holding structure. Prior to this role, she was Senior Tax Counsel for Apollo’s equity business and for Apollo transactions. Prior to joining Apollo in 2010, Ms. Newman practiced law at the law firm of Akin Gump Strauss Hauer & Feld LLP. Ms. Newman serves as the president of the board of directors for Women’s Justice Initiative, a non-profit
focused on education, access to legal services and gender-based violence prevention, and as a member on the board of directors for Chances for Children, a non-profit
which provides clinical intervention services for families with young children to strengthen family bonds. Ms. Newman graduated magna cum laude from Harvard University with an A.B. in Social Studies, and holds a J.D. from Georgetown University Law Center. Ms. Newman was selected to serve on our board of directors based on her significant legal and tax ex per
ience in the asset management industry as well as her experience counseling business leaders across Apollo on broad organizational changes.

Scott S. Prince
, 62, has been one of our directors since November 2013. Mr. Prince is also a Founding Member of GPS Investment Partners, LLC and an Executive Chairman of Merchant Investment Management. Additionally, Mr. Prince is a Partner of Maxim Capital Group, a real estate investment and lending platform where he is a Member of the Board. Mr. Prince was the Vice Chairman of Chiron Investment Management, LLC from 2015 until 2020 and
Co-Managing
Partner of Skybridge Capital from 2007 until 2011. Prior to Skybridge, Mr. Prince was a Partner at Eton Park Capital Management from launch in 2004 until 2007, where he headed global trading and the fund’s derivatives business. Mr. Prince was
Co-Head
of Equities Trading and Global Equity Derivatives at Goldman Sachs through 2004, where he was named a Partner in 1998, and served on the firm’s Finance Committee and the Equity Division’s Risk and Operating Committees. He serves as a Board Member of the Hope and Heroes Pediatric Cancer Foundation and a Director of the Miami Community-Police Relations Foundation. Mr. Prince received a B.S. in Economics from the Wharton School of the University of Pennsylvania and an M.B.A. from the University of Chicago. Mr. Prince was selected to serve on our board of directors because of his significant finance and capital markets expertise.
Stuart A. Rothstein
, 60, has been our President and Chief Executive Officer and one of our directors since March 2012. From September 2009 through April 2013, Mr. Rothstein served as our Chief Financial Officer, Treasurer and Secretary, and from January 2022 to April 2022, he also served as our interim Chief Financial Officer, Treasurer, and Secretary. Mr. Rothstein has been a Partner and the Chief Operating Officer-Real Estate of Apollo since 2009 and the Chief Operating Officer-Asset Backed Finance of Apollo since April 2023. In those roles, Mr. Rothstein is responsible for managing the day-to-day
operations of the businesses as well as strategic planning development and implementation of growth and product strategies and new business development. Mr. Rothstein has been a director of Apollo Realty Income Solutions, Inc. (“ARIS”), since September 2021 and has served as the chair of the ARIS board of directors since June 2022. Since February 2024, Mr. Rothstein has been the chair of the board of directors of Apollo Asset Backed Credit Company LLC. Since December 2024, Mr. Rothstein has served as president and chairman of the board of trustees of Apollo Diversified Real Estate Fund. Since June 2024, Mr. Rothstein has served as a director of Apollo Asset-Backed Finance Lending Company, L.P. Prior to joining Apollo in 2009, Mr. Rothstein was a
Co-Managing
Partner of Four Corners Properties, a privately held real estate investment company. Previously, he was employed by KKR Financial Advisors, LLC, RBC Capital Markets, Related Capital Company and Spieker Properties, Inc. Mr. Rothstein graduated from the Schreyer Honors College at the Pennsylvania State University with a B.S. in Accounting and received an M.B.A. from the Stanford University Graduate School of Business. Mr. Rothstein was selected to serve on our board of directors because of the strategic leadership and business judgment he has demonstrated in his role as our President and Chief Executive Officer, and previously as our Chief Financial Officer, and his extensive managerial and executive experience.
Michael E. Salvati
, 73, has been one of our directors since September 2009. Since December 2000, Mr. Salvati has been President at Oakridge Consulting, Inc., which provides interim management, management consulting and corporate advisory services to companies ranging in size from start-ups
to multinational corporations. From February 2004 to May 2004, Mr. Salvati served as Chief Financial Officer of AMI Semiconductor, Inc. From September 1998 to February 2000, Mr. Salvati was Executive Vice President—Chief Operating Officer of National Financial Partners Corp. (NYSE: NFP). From June 1996 to June 1998, he was Chief Financial Officer of Culligan Water Technologies, Inc.. Mr. Salvati was a partner at KPMG LLP from 1990 to 1996. Mr. Salvati is a Certified Public Accountant (Inactive) and member of the American Institute of Certified Public Accountants, Illinois CPA Society. He also serves as a member of the boards of directors of Apollo Asset-Backed Finance Lending Company, L.P. and MidCap Finco LLC since June 2024 and September 2024, respectively. Mr. Salvati’s previous board memberships include Global Power Equipment Group, Inc. (OTC:

GLPW), Things Remembered, Inc., Lazydays, Inc., NCH Nu World Marketing, Ltd., Coho Energy, Inc. (OTC: COHIQ), Prime Succession, Inc., Castle Holdco 4, Ltd., and MidCap FinCo Holdings, Limited, MidCap FinCo Intermediate Holdings, Limited, MidCap FinCo Designated Activity Company, MC Feeder, Limited, and MFIC GP, LLC. Mr. Salvati received a B.S. in microbiology and a M.S. in accounting from the University of Illinois at Champaign-Urbana. Mr. Salvati was selected to serve on our board of directors due to his strong background in public accounting and auditing.
Carmencita N.M. Whonder
, 49, has been one of our directors since June 2021. From November 2008 to July 2025, Ms. Whonder served as Policy Director at the lobbying and law firm of Brownstein Hyatt Farber Schreck, LLP (“Brownstein”), where she provided strategic public policy advice to clients primarily in the financial services and housing sectors before the U.S. Congress and executive branch agencies. In February 2013, she founded OF WHONDER, a size inclusive luxury womenswear brand, and is the chief executive officer of Whonder Apparel Group, LLC. Prior to joining Brownstein, Ms. Whonder served as the staff director for the Senate Subcommittee on Housing, Transportation, and Community Development and as the principal advisor on the Senate Banking, Housing and Urban Affairs Committee to United States Senator Charles E. Schumer. During the 109th Congress, from March 2004 to December 2006, she held the position of Minority Staff Director for the Senate Subcommittee on Economic Policy. From January 2001 to July 2003, Ms. Whonder has also worked as a Leadership Education Counselor for Gates Millennium Scholars Program/UNCF, an initiative of the Bill and Melinda Gates Foundation. She has been recognized as a MiSK Global Forum Delegate, a Milken Institute Young Leader, an Aspen Institute Socrates Scholar, a Council on Foreign Relations Term Member and served as a member of the Council on Foreign Relations Independent Taskforce on U.S. Trade and Investment Policy. Ms. Whonder has served as a director of MidCap Financial Investment Corporation (NASDAQ: MFIC) since July 2022. Ms. Whonder also has served as a trustee at the Population Council since 2021, and on the boards of the Brooklyn Org and DC Jazz Festival since 2022 and 2010, respectively. In 2024, Ms. Whonder was appointed to the Howard University College of Arts and Sciences Board of Visitors. She previously served as director of Direct ChassisLink, Inc. (March 2020 to November 2022). Ms. Whonder has a B.A. from Howard University, a diploma from the Universidad Pontificia de Salamanca and a Masters in International Public Policy from Johns Hopkins University School of Advanced International Studies. Ms. Whonder was selected to serve on our board of directors because of her significant professional experience and expertise in public policy in the financial services and housing sectors.
Our directors represent a mix of age, race, gender, tenure, skills and experience, as shown below.

Director Demographics
	Biderman	Carlton	Haysom	Kasdin	Newman	Prince	Rothstein	Salvati	Whonder
Years of Board Tenure (1)	15	4	6	12	5	12	14	16	4
Average Board Tenure	9.8
Gender	M	F	F	M	F	M	M	M	F
Race/Ethnicity
African American or Black		X							X
White	X		X	X	X	X	X	X

(1)	Board tenure as of April 30, 2026.

Director Skills and Experience
	Biderman	Carlton	Haysom	Kasdin	Newman	Prince	Rothstein	Salvati	Whonder
Public Board	X	X	X	X		X	X	X	X
Investment	X	X	X	X		X	X	X
REIT or Real Estate			X	X		X	X
Business Strategy or Operations	X	X	X	X	X	X	X	X	X
Financial Literacy	X	X	X	X	X	X	X	X	X
Government or Public Policy				X					X
Regulatory, Legal or Compliance		X		X	X				X
Technology or Cybersecurity			X

We have a majority vote policy for the election of directors. In an uncontested election, any nominee for director who receives a greater number of votes “withheld” from his or her election than votes “for” such election is required to promptly tender his or her resignation to our board of directors. Our Nominating and Corporate Governance Committee is required to promptly consider the resignation and make a recommendation to our board of directors with respect to the tendered resignation. Our board of directors is required to take action with respect to this recommendation. Any director who tenders his or her resignation to our board of directors will not participate in the Nominating and Corporate Governance Committee’s consideration or actions of our board of directors regarding whether to accept such tendered resignation. The policy is included in our Corporate Governance Guidelines and is more fully described below under “—Corporate Governance—Corporate Governance Guidelines—Majority Vote Policy.”
In accordance with our Charter and Bylaws, any vacancies occurring on our board of directors, including vacancies occurring as a result of the death, resignation, or removal of a director, or due to an increase in the size of the board of directors, may be filled only by the affirmative vote of a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum. Any director elected to fill a vacancy will serve for the remainder of the full term in which the vacancy occurred and until a successor is duly elected and qualifies, or until such director’s earlier resignation, death or removal.
There is no familial relationship among any of the members of our board of directors or executive officers. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence.”
BOARD AND COMMITTEE MATTERS
Board of Directors
Our board of directors is responsible for overseeing our business and affairs. Our board of directors conducts its business through meetings and actions taken by consent in lieu of meetings. During the year ended December 31, 2025, our board of directors held eight meetings. All of the directors attended at least 75% of the aggregate number of meetings of our board of directors and of the committees of our board of directors on which they served during 2025. Seven of the directors then serving on our board of directors attended our 2025 annual meeting of stockholders. Our board of directors’ policy, as set forth in the Corporate Governance Guidelines, is to encourage and promote the attendance by each director at all scheduled meetings of our board of directors and all meetings of our stockholders.
Committees of the Board of Directors
Our board of directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In addition, our board of directors established a special committee in 2025 that reviewed and evaluated the merits and considerations of the sale of our commercial real estate loan portfolio to Athene Holding Ltd. (“Athene”).
Audit Committee
. Mark C. Biderman (Chairperson), Brenna Haysom, Scott S. Prince and Michael E. Salvati are the current members of the Audit Committee. Our board of directors has determined that all of the members of the Audit Committee are independent as required by the New York Stock Exchange (the “NYSE”) listing standards, SEC rules governing the qualifications of Audit Committee members, the Corporate Governance Guidelines, the Independence Standards (as defined below) and the written charter of the Audit Committee. Our board of directors has also determined, based upon its qualitative assessment of their relevant levels of knowledge and business experience (see “—Information regarding our Board of Directors” in this Form
10-K/A
for a description of our directors’ respective backgrounds and experience), that Messrs. Salvati, Biderman and Prince and Ms. Haysom each qualify as an “audit committee financial expert” for purposes of, and as defined by, the SEC rules and has the requisite accounting or related financial management expertise required by NYSE listing standards. In addition, our board of directors has determined that all of the members of the Audit Committee are financially literate as required by the NYSE listing standards.
The Audit Committee, which met eight times during 2025, among other things, acts on behalf of our board of directors to discharge our board of directors’ responsibilities relating to the corporate accounting and reporting practices of our Company and our subsidiaries, the quality and integrity of our consolidated financial statements, our compliance with applicable legal and regulatory requirements, the performance, qualifications and independence of our external auditors, the staffing, performance, budget, responsibilities and qualifications of our internal audit function and reviewing our policies and procedures with respect to risk assessment and risk management. The Audit Committee is also responsible for reviewing with management and our external auditors our interim and audited annual financial statements as well as approving the filing of our interim financial statements, meeting with officers responsible for certifying our annual report on Form
10-K
or any quarterly report on
Form 10-Q
prior to any such certification and reviewing with such officers disclosures related to any significant deficiencies in the design or operation of internal controls. The Audit Committee is charged with periodically discussing with our external auditors such auditors’ judgments about the quality, not just the acceptability, of our accounting principles as applied in our consolidated financial statements. The specific responsibilities of the Audit Committee are set forth in its written charter, which is available for viewing on our website at www.apollocref.com.
Compensation Committee
. Scott S. Prince (Chairperson), Mark C. Biderman, Pamela G. Carlton, Brenna Haysom and Robert A. Kasdin are the current members of the Compensation Committee. Our board of directors has determined that all of the members of the Compensation Committee are independent as required by the NYSE listing standards, the Corporate Governance Guidelines, the Independence Standards (as defined below) and the written charter of the Compensation Committee. The Compensation Committee, which met five times during 2025, is responsible for evaluating the performance of ACREFI Management, LLC (our “Manager”), reviewing the compensation and fees payable to our Manager under our Management Agreement (as defined below), issuing an annual compensation committee report and administering the issuance of any shares of common stock, par value $0.01 per share (“Common Stock”) or other equity awards issued to personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement. Because our Management Agreement provides that our Manager is responsible for managing our affairs, our officers, who are employees of our Manager or one of its affiliates, do not receive cash compensation from us for serving as our officers. The Compensation Committee reviews and approves corporate goals and objectives relevant to the compensation payable to our Chief Executive Officer pursuant to our Equity Incentive Plans (as described below), evaluates the performance of our Chief Executive Officer in light of those goals and objectives, and determines the level of compensation payable to our Chief Executive Officer pursuant to our Equity Incentive Plans based on (i) this evaluation, (ii) the results of the most recent stockholder advisory vote on executive compensation required by Section 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (iii) any other factors which the Compensation Committee may, in its discretion, consider appropriate. Under our Management Agreement, we are responsible for reimbursing our Manager for our allocable share of the compensation paid to our Manager’s personnel serving as our Chief Financial Officer and other corporate finance, tax, accounting, internal audit, legal, risk management, operations and compliance and other non-investment
personnel of our Manager and its affiliates who spend all or a portion of their time managing our affairs. The Compensation Committee is responsible for reviewing the information provided by our Manager to support the determination of our share of such costs. The Compensation Committee consults with our Manager when recommending to the board of directors the level of awards under the Equity Incentive Plans to be payable to the personnel of our Manager and its affiliates. The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee. The specific responsibilities of the Compensation Committee are set forth in its written charter, which is available for viewing on our website at www.apollocref.com.

Nominating and Corporate Governance Committee
. Pamela G. Carlton (Chairperson), Robert A. Kasdin and Michael E. Salvati are the current members of the Nominating and Corporate Governance Committee. Our board of directors has determined that all of the members of the Nominating and Corporate Governance Committee are independent as required by the NYSE listing standards, the Corporate Governance Guidelines, the Independence Standards (as defined below) and the written charter of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee, which met two times during 2025, is responsible for, among other things, reviewing periodically and making recommendations to our board of directors on the range of qualifications that should be represented on our board of directors and eligibility criteria for individual board membership, as well as seeking, considering and recommending to the board of directors qualified candidates for election as directors and recommending to the board of directors the appointment of each of our officers. For a discussion of the process by which candidates for director are considered for nomination by the Nominating and Corporate Governance Committee, and the process for identifying and evaluating nominees for director, including nominees recommended by security holders, please see “—Corporate Governance—Identification of Director Candidates” in this Form
10-K/A.
The Nominating and Corporate Governance Committee reviews and makes recommendations on matters involving the general operation of our board of directors and our corporate governance and annually recommends to the board of directors nominees to serve as members and chairpersons on each standing committee of our board of directors. In addition, the Nominating and Corporate Governance Committee annually facilitates the assessment of our board of directors’ performance as a whole and that of the individual directors and reports thereon to our board of directors. The Nominating and Corporate Governance Committee also assists our board of directors in overseeing corporate responsibility matters. The specific responsibilities of the Nominating and Corporate Governance Committee are set forth in its written charter, which is available for viewing on our website at www.apollocref.com.
Special Committee
. In addition to the standing committees of our board of directors, on August 25, 2025, our board of directors established a Special Committee to review and evaluate the merits and considerations of potential strategic transactions, and to take such other action with respect thereto, including the exploration or pursuit of the sale of our commercial real estate loan portfolio to Athene (the “Asset Sale”). Michael Salvati (as Chairperson of the Special Committee), Mark Biderman and Brenna Haysom comprised the Special Committee. Our board of directors determined that all of the members of the Special Committee are independent. From September 4, 2025 and January 27, 2026, the Special Committee held approximately 24 formal meetings, in addition to numerous calls, videoconferences and other correspondence, to discuss and analyze potential transactions and other matters within the scope of the Special Committee’s mandate. For additional details re gard
ing the Asset Sale, see “Item 13—Certain Relationships and Related Transactions, and Director Independence—Asset Sale.”
CORPORATE GOVERNANCE
Role of the Board and Risk Oversight
Pursuant to our Charter and Bylaws and the Maryland General Corporation Law, our business and affairs are managed under the direction of our board of directors. Our board of directors has the responsibility for establishing broad corporate policies and for our overall performance and direction, but does not implement our day-to-day
operations. Members of our board of directors keep informed of our business by participating in meetings of our board of directors and its committees, by reviewing analyses, reports and other materials provided to them and through discussions with our Manager and our executive officers.

In connection with their oversight of risk to our business, our board of directors and the Audit Committee consider feedback from our Manager concerning the risks related to our business, operations and strategies. The Audit Committee discusses and reviews policies with respect to our risk assessment and risk management, including, but not limited to, guidelines and policies to govern the process by which risk assessment and risk management is undertaken, the adequacy of our insurance coverage, our interest rate risk management, our counter-party and credit risks, our capital availability and refinancing risks, any environmental risks and any cyber risks, if applicable. Our Manager regularly reports to our board of directors on our leverage policies, our asset acquisition process, any asset impairments and our compliance with applicable REIT and Investment Company Act of 1940 rules. Members of our board of directors routinely meet with our Manager and our executive officers, as appropriate, in connection with their consideration of matters submitted for the approval of our board of directors and the risks associated with such matters.
With respect to cybersecurity, our Audit Committee regularly interacts with, and receives reports from, our management, our Manager, Apollo and other service providers. The Audit Committee of our board of directors receives presentations and reports on cybersecurity risks from Apollo Global Management, Inc.’s Chief Security Officer or Chief Information Security Officer, at least annually. Additionally, Apollo and other service providers periodically report to management as it relates to cybersecurity practices. For more information on our cybersecurity risk management, strategy and governance, please refer to Part I, Item 1C. Cybersecurity in our Original Form
10-K.
We maintain separate roles for our Chief Executive Officer and Chair of our board of directors.
Our board of directors believes that its composition protects stockholder interests and provides sufficient independent oversight of our Manager. A majority of our current directors are “independent” under NYSE standards, as more fully described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence.” The independent directors meet separately from the personnel of our Manager on at least a quarterly basis and are very active in the oversight of our Company. The independent directors oversee critical matters such as the integrity of our financial statements, the evaluation and compensation of our Manager and the selection and evaluation of directors.
Each director has the ability to add items to the agenda of board of directors’ meetings or raise subjects for discussion. In addition, our board of directors and each board of directors’ committee have complete and open access to our Manager and its officers, employees and other personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement.
Our board of directors believes that its majority independent composition and the roles that our independent directors perform provide effective corporate governance at the board of directors’ level and independent oversight of both our board of directors and our Manager. The current governance structure, when combined with the functioning of the independent director component of our board of directors and our overall corporate governance structure, strikes an appropriate balance between strong and consistent leadership and independent oversight of our business and affairs.
In overseeing our corporate policies and our overall performance and direction, our board of directors has adopted the approach of operating in what it believes are the long-term best interests of our Company and our stockholders. In operating under these principles, our board of directors continuously reviews our policies, strategies and activities, including our corporate governance structure and other governance-related matters from time to time, and considers whether any changes are necessary or desirable.

As part of our continuing corporate governance review, our board of directors periodically reviews our corporate governance documents and in connection with that review has considered an amendment to our Bylaws to allow our stockholders (without the concurrence of our board of directors) to implement bylaw amendments. After careful consideration of this matter, including the voting results at each of our 2017-2025 annual meetings of stockholders, our board of directors continues to believe that it remains in the best interests of our stockholders and our Company if authority to amend our Bylaws is vested exclusively in our board of directors as is permitted by Maryland law. Since our initial public offering in 2009, authority to amend our Bylaws has been vested exclusively with our board of directors. This arrangement has served our interests well, our board of directors believes, because under Maryland law, our directors owe legal duties to our Company that require them to act with a reasonable belief that their actions are in the best interests of our Company. On the other hand, under Maryland law, stockholders are not bound by any such legal duty and are permitted to take or to recommend actions that are in their own individual interests as stockholders without taking into account the broader interests of other stockholders or the interests of our Company. Beyond this factor, a significant percentage of our stockholders at any given time could consist of exchange traded or index funds that do not normally exercise independent judgment on matters presented to stockholders. In addition, in our discussions with our stockholders, none of our stockholders expressed any disagreement with or objection to our corporate governance policies, including the current procedures for amending our Bylaws. Our board of directors considers possible revisions to our corporate governance documents and bylaw amendments from time to time, and will adopt such revisions and/or amendments if it concludes that they are in the best interests of our Company.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to our directors and executive officers. The Code of Conduct was designed to assist directors and executive officers in complying with the law, in resolving moral and ethical issues that may arise and in complying with our policies and procedures. Among the areas addressed by the Code of Conduct are compliance with applicable governmental, state and local laws, compliance with securities laws, the use and protection of our Company assets, the protection of our confidential corporate information, dealings with the press and communications with the public, internal accounting controls, improper influence of audits, records retention, fair dealing, discrimination and harassment, health and safety, and conflicts of interest, including payments and gifts by third parties to directors and officers, outside financial interests of directors and officers that might be in conflict with our interests, access to our confidential records, corporate opportunities, and loans to directors and officers. The Code of Conduct is available for viewing on our website at www.apollocref.com. We will also provide the Code of Conduct, free of charge, to stockholders who request it. Requests should be directed to our Secretary at Apollo Commercial Real Estate Finance, Inc., 9 West 57th Street, 42nd Floor, New York, New York 10019.
Corporate Governance Guidelines
Our board of directors has adopted Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carries out its responsibilities. Among the areas addressed by the Corporate Governance Guidelines are the composition of our board of directors and its functions and responsibilities, standing committees, director qualification standards, access to management and independent advisors, director compensation, management succession, director orientation and continuing education and the annual performance evaluation and review of our board of directors and standing committees.
Majority Vote Policy
The Corporate Governance Guidelines provide for a majority vote policy for the election of directors. Pursuant to this policy, in any uncontested election of directors, any nominee who receives a greater number of votes “withheld” from his or her election than votes “for” such election shall promptly tender his or her resignation to our board of directors following certification of the stockholder vote. The Nominating and Corporate Governance Committee shall promptly consider the resignation and make a recommendation to our board of directors with respect to the tendered resignation. In considering whether to accept or reject the tendered resignation, the Nominating and Corporate Governance Committee shall consider all factors it deems relevant, which may include the stated reasons, if any, why stockholders withheld votes from the director, any alternatives for curing the underlying cause of the withheld votes, the length of service and qualifications of the director, the director’s past and expected future contributions to our Company, the composition of our board of directors, and such other information and factors as members of the Nominating and Corporate Governance Committee shall determine are relevant.
Our board of directors will act on the Nominating and Corporate Governance Committee’s recommendation no later than 90 days after the certification of the stockholder vote. Any director who tenders his or her resignation to our board of directors will not participate in the Nominating and Corporate Governance Committee’s consideration or board action regarding whether to accept such tendered resignation.
We will promptly disclose our board of directors’ decision whether to accept the resignation as tendered (providing a full explanation of the process by which the decision was reached and, if applicable, the reasons for rejecting the tendered resignation) in a press release, a filing with the SEC or in another broadly disseminated means of communication.
The Corporate Governance Guidelines are available for viewing on our website at www.apollocref.com. We will also provide the Corporate Governance Guidelines, free of charge, to stockholders who request them. Requests should be directed to our Secretary at Apollo Commercial Real Estate Finance, Inc., 9 West 57th Street, 42nd Floor, New York, New York 10019.
Human Capital
We do not have any employees. We are externally managed and advised by our Manager, an indirect subsidiary of Apollo, a high-growth, global alternative asset manager.
Apollo’s talent is instrumental to its success as a global alternative asset manager and retirement services provider. Investing in and fostering a modern and inclusive high-performance culture is core to Apollo’s operating business and delivering positive outcomes for Apollo’s stockholders and fund investors, and Apollo’s employee value proposition is designed to engage and develop talent to deliver maximum impact. Apollo believes its commitment to expanding opportunity across its ecosystem is central to the Apollo business model, an integrated platform which fosters strong collaboration across businesses and functions. Rooted in its core values, Apollo strives to build a culture where all of its people can excel and grow in their careers.
Talent Development
Apollo believes that ongoing professional development is a critical part of culture at Apollo and an important enabler of its investment process. Because of Apollo’s entrepreneurial culture, the breadth of its integrated platform, and its reputation for strong investment performance, Apollo believes it can attract, develop and retain top talent. Apollo has development programs in place across a variety of levels which demonstrate its commitment to developing, engaging and retaining its employees. In addition to training and annual review programs, Apollo has instituted annual employee surveys that measure employee satisfaction and engagement and help evaluate and guide human capital decision-making. Apollo works in partnership with its employees to maintain a strong culture that prioritizes excellence and outperforming expectations to advance Apollo’s goal of being a modern high-performance workplace that is also a great place to work.

Compensation and Benefits
Apollo works to offer a compelling employee value proposition to reward strong performance and support employees’ professional development and well-being. Apollo’s pay for performance compensation philosophy is designed to reward employees for performance and to align employee interests with the firm’s long-term growth and with Apollo’s stockholders. All of Apollo’s employees are granted stock through a range of equity-based compensation programs, including Apollo’s “One Apollo” stock program. Apollo’s benefits programs are intended to support employees and their families, and include healthcare, wellness initiatives, retirement programs, paid time off and family leave.
Expanding Opportunity
Apollo is committed to championing opportunity and fostering a culture of excellence where everyone has an opportunity to thrive. Apollo makes talent decisions based on the qualities necessary to succeed in its modern high- performance workplace, focusing on skills, experience, and performance that drive results, rather than demographic characteristics or preferences. Reducing individuals to a single trait — whether gender, race, or ethnicity — misses the full picture of their capabilities, contributions, and potential impact. At the same time, Apollo believes that a workforce of extraordinary people from a wide range of backgrounds and viewpoints helps Apollo solve complex problems, drive innovation, and achieve great results over the long term. Apollo is committed to expanding opportunity across its ecosystem – the workplace, in the marketplace, and in the communities where Apollo’s employees live and work – to ensure that Apollo attracts and grows the best talent and business partners from a wide range of backgrounds, perspectives, and experiences who can perform at the highest levels for Apollo.
Citizenship
Apollo seeks to actively invest in its communities and engage employees and other stakeholders in meaningful and impactful Citizenship Programs. Apollo offers its employees philanthropic, volunteer, and other forms of engagement to strengthen communities and expand opportunity around the globe. To empower employees to give back, Apollo hosts volunteer events and provides citizenship grants for matching gifts and volunteer rewards each year. Apollo is proud to amplify the efforts of employees, supporting the communities in which they live and the causes and organizations of greatest importance to them.
Apollo Opportunity Foundation
The Apollo Opportunity Foundation was launched in February 2022 to expand opportunity in communities where Apollo’s employees live and work around the globe by deploying capital and engaging Apollo’s people to invest in career education, workforce development and economic empowerment for all. Leading with an employee-driven approach, the Apollo Opportunity Foundation partners with organizations that are championed by Apollo employees to advance economic prosperity and expand opportunity.
Corporate Responsibility
Apollo believes that taking all available factors into account can help drive value creation. Apollo has taken an integrated approach to incorporating financially significant sustainability-related considerations into Apollo’s investment analysis and decision-making process. Apollo’s strategy prioritizes the creation of economic value for its stockholders and addressing the needs of its clients and employees in a responsible way. Corporate responsibility and sustainability matters are reviewed by the sustainability and corporate responsibility committee of Apollo’s board of directors. Apollo has also adopted several policies, including an Environmental, Health and Safety policy, a Human Rights Policy, and a Supplier Code of Conduct. In addition, Apollo publishes on its website an annual sustainability report, which provides further details about Apollo’s approach to corporate responsibility.

Identification of Director Candidates
In accordance with the Corporate Governance Guidelines and its written charter, the Nominating and Corporate Governance Committee assists our board of directors in identifying individuals qualified to become director candidates for our board of directors and recommends director candidates to our board of directors for consideration as nominees to stand for election at our annual meetings of stockholders. Director candidates are recommended for nomination for election as directors in accordance with the procedures set forth in the written charter of the Nominating and Corporate Governance Committee.
We seek highly qualified director candidates from a wide variety of business, professional and educational backgrounds who combine a broad spectrum of experience and expertise with a reputation for the highest personal and professional ethics, integrity and values. The Nominating and Corporate Governance Committee periodically reviews the appropriate skills and characteristics required of our directors in the context of the current composition of our board of directors, our operating requirements and the long-term interests of our stockholders. In accordance with the Corporate Governance Guidelines, directors should possess the highest personal and professional ethics, integrity and values, exercise good business judgment, be committed to representing the long-term interests of our Company and its stockholders and have an inquisitive and objective perspective, practical wisdom and mature judgment. The Nominating and Corporate Governance Committee assists our board of directors in reviewing director candidates with the objective of assembling a slate of directors that can best fulfill and promote our goals, regardless of gender, age or race, and recommends director candidates based upon contributions they can make to our board of directors and management and their ability to re prese
nt our long-term interests and those of our stockholders.
Upon determining the need for additional or replacement board members, the Nominating and Corporate Governance Committee assesses potential director candidates based upon information it receives regarding such potential candidates or otherwise possesses, which assessment may be supplemented by additional inquiries. In conducting this assessment, the Nominating and Corporate Governance Committee considers knowledge, experience, skills and such other factors as it deems appropriate in light of our current needs and those of our board of directors. Although the Nominating and Corporate Governance Committee does not have a formal policy regarding diversity, it is one of the factors that it takes into account when evaluating director candidates. The Nominating and Corporate Governance Committee may seek input on such director candidates from other directors, including the Chair of our board of directors and our Chief Executive Officer, and recommends director candidates to our board of directors for nomination. The Nominating and Corporate Governance Committee does not solicit director nominations, but it will consider recommendations by stockholders with respect to elections to be held at an annual meeting of stockholders. The Nominating and Corporate Governance Committee will evaluate nominees recommended by stockholders against the same criteria that it uses to evaluate other nominees. The Nominating and Corporate Governance Committee may, in its sole discretion, engage one or more search firms or other consultants, experts or professionals to assist in, among other things, identifying director candidates or gathering information regarding the background and experience of director candidates. If the Nominating and Corporate Governance Committee engages any such third party, the Nominating and Corporate Governance Committee will have sole authority to approve any fees or terms of retention relating to these services.

Insider Trading Policy; Hedging and Speculative Trading
Our board of directors has adopted an insider trading policy (our “insider trading policy”) governing the purchase, sale, and/or other dispositions of our securities by any of our directors and executive officers and directors or employees, partners, employee directors and officers of Apollo, as well as others, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. It is also our policy to comply with all applicable securities laws when transacting in our own securities.
Our board of directors has adopted, as part of our insider trading policy, prohibitions against our executive officers, directors and all employees, partners, directors and officers of Apollo engaging in transactions of a speculative nature involving our securities at any time, including, but not limited to, the purchase or sale of put options. In addition, such persons are prohibited from short-selling our securities or engaging in transactions involving other derivatives based on our securities, including options, warrants, restricted stock units, stock appreciation rights or similar rights whose value is derived from the value of our Common Stock (other than securities granted under the Equity Incentive Plans or a successor plan) or that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities.
Personal Loans to Executive Officers and Directors
We comply with, and operate in a manner consistent with, applicable law prohibiting extensions of credit in the form of personal loans to or for the benefit of our directors and executive officers.
Director Attendance at Meetings of Stockholders
As set forth in the Corporate Governance Guidelines, our policy is to encourage and promote the attendance by each director at all meetings of our stockholders.
Communications with the Board of Directors
Our board of directors has approved a process to enable communications with the independent members of the board of directors or the Chairperson of any of the committees of the board of directors. Communications by email should be sent to stockholdercommunications@apollocref.com. Communications by regular mail should be sent to the attention of our Secretary at our office at 9 West 57th Street, 42nd Floor, New York, New York 10019. Each communication received will be reviewed to determine whether the communication requires immediate action. All appropriate communications received, or a summary of such communications, will be sent to the appropriate member(s) of our board of directors. However, we reserve the right to disregard any communication we determine is unduly hostile, threatening, illegal, not reasonably related to us or our business, or is similarly inappropriate. Our Secretary, or his or her delegate, has the authority to disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications. Our board of directors has approved this communication process.
Executive Sessions of Independent Directors
The independent directors serving on our board of directors meet in executive sessions at least four times per year at regularly scheduled meetings of our board of directors. These executive sessions of our board of directors are presided over by the Chair or another of the independent directors serving on our board of directors selected on an ad-hoc
basis.

- 1
3
 -

Information Regarding Our Executive Officers
Our President and Chief Executive Officer is Stuart A. Rothstein. Our Chief Financial Officer, Treasurer and Secretary is Anastasia Mironova. For Mr. Rothstein’s biography, please see “—Information regarding our Board of Directors” in this Form
10-K/A.
The following sets forth the biographical information for Ms. Mironova as of April 30, 2026.
Anastasia Mironova
, 41, has served as our Chief Financial Officer, Treasurer and Secretary since April 2022. Since March 2025, Ms. Mironova has served as the Chief Financial Officer, Treasurer and Secretary of ARIS, and previously, as ARIS’ Interim Chief Financial Officer, Treasurer and Secretary from March 2024 to March 2025. Prior to joining Apollo, Ms. Mironova served from May 2021 to April 2022 as a partner focused on public REITs and debt funds at BDO USA, LLP (“BDO”). Prior to BDO, Ms. Mironova spent 15 years until April 2021 at Deloitte (including Deloitte & Touche LLP and Deloitte CIS), where her main area of focus was public mortgage REITs. Ms. Mironova graduated from the Finance Academy under the Government of the Russian Federation with a Masters in Finance and Credit. She is a Certified Public Accountant and is a member of both the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

- 1
4
 -

Item 11. Executive Compensation.
Compensation of Directors
In 2025, the Chair of our board of directors earned a $250,000 annual base director’s fee, $150,000 of wh ic
h was paid in cash and $100,000 of which was paid in shares of restricted Common Stock or other equity awards, and each of our other non-employee
directors (as defined below) earned a $200,000 annual base director’s fee, $100,000 of which was paid in cash and $100,000 of which was paid in shares of restricted Common Stock or other equity awards. These shares of restricted Common Stock vest in full on the anniversary of the date of grant, subject to continued service. Upon the declaration of a dividend payable to holders of shares of our Common Stock, our directors will receive dividend payments on the shares of restricted Common Stock or other equity awards they hold to the same extent, and in the same per share amounts, as other holders of our Common Stock. In addition, in 2025 the Chairpersons of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee earned an annual cash retainer of $20,000, $10,000 and $10,000, respectively, and the other members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee earned an annual cash retainer of $10,000, $5,000 and $2,500, respectively. In addition, each of Mr. Salvati, Chair of the Special Committee, Ms. Haysom and Mr. Biderman earned a cash payment of $100,000, $75,000 and $75,000, respectively, for their service on the Special Committee in connection with the Asset Sale, which will be paid in 2026. We also reimburse all members of our board of directors for their travel related expenses incurred in connection with their attendance at board and committee meetings.
We pay directors’ fees only to those directors who are not employees of Apollo, who we refer to as non-employee
directors. Our
non-employee
directors are also eligible to receive grants of stock options, shares of restricted Common Stock, restricted stock units, phantom shares, dividend equivalent rights and other equity-based awards under the Apollo Commercial Real Estate Finance, Inc. 2024 Equity Incentive Plan, adopted in June 2024 (the “2024 Equity Incentive Plan”), which must be approved by the Compensation Committee.
The following table summarizes the compensation received by our non-employee
directors in the fiscal year ended December 31, 2025.
Director Compensation

Name	Fees Earned or Paid in Cash($) (1)	Restricted Stock Awards ($) (2)	Total ($)
Mark C. Biderman	125,000	97,352	222,352
Pamela G. Carlton	115,000	97,352	212,352
Brenna Haysom	115,000	97,352	212,352
Robert A. Kasdin	107,500	97,352	204,852
Scott S. Prince	120,000	97,352	217,352
Michael E. Salvati	162,500	97,352	259,852
Carmencita N.M. Whonder	100,000	97,352	197,352

(1)	Amounts in this column represent annual board of directors, Chairperson, and standing committee member fees paid to our non-employee directors in 2025.
(2)
Amounts in this column represent the aggregate grant date fair value of awards granted in 2025 under the 2024 Equity In cent
ive Plan, computed in accordance with FASB ASC Topic 718. Under FASB ASC Topic 718, the grant date fair value of each grant is calculated using the closing price of our Common Stock on the date of grant.

Non-Employee
Directors Minimum Equity Ownership Guidelines
We believe that stock ownership by our
non-employee
directors is important in order to further align the interests inherent in stock ownership of these individuals and our stockholders. Our board of directors has adopted minimum equity ownership guidelines requiring each non-employee
director to maintain a minimum number of shares of Common Stock having a market value equal to or greater than a multiple of three times such director’s annual cash retainer (excluding any portion of the retainer fee representing additional compensation for being a committee Chairperson). These mandatory ownership guidelines are intended to create a clear standard that encourages non-employee
directors to remain invested in the performance of our stock price.

- 1
5
 -

For purposes of the ownership guidelines, stock ownership includes any class of our equity securities, whether held directly or indirectly and whether vested or unvested, including shares of restricted Common Stock and shares deliverable upon settlement of restricted or unrestricted stock units. A non-employee
director has three years from the date he or she becomes subject to the ownership guidelines to satisfy his or her respective requirements and come into compliance with the guidelines. Our current non-employee
directors are in compliance with the requirements of this policy.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
We have no employees. We are managed by ACREFI Management, LLC, our Manager, pursuant to the amended and restated management agreement between us and our Manager dated as of April 24, 2026 (our “Management Agreement”), which amended and restated our original management agreement between us and our Manager dated as of September 23, 2009 (our “Original Management Agreement”). Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more inf orm
ation.
Our Manager is an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value-oriented investment approach in private equity, credit and real assets. Apollo had total assets under management of approximately $938.4 billion as of December 31, 2025. Our Manager is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate financing transactions. Through this structure, we benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.
Under our Original Management Agreement, we paid our Manager a base management fee equal to 1.5% per annum of our stockholders’ equity (as defined in our Original Management Agreement), calculated and payable (in cash) quarterly in arrears. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Agreement” for more information regarding the fees that will be payable under our Management Agreement.
Our stockholders’ equity, for purposes of calculating the management fee, could be greater than or less than the amount of stockholders’ equity shown on our financial statements. We are also responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of our Company or for certain services provided by our Manager to our Company. For additional details regarding payments under our Original Management Agreement and our Management Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
We do not have agreements with any of our executive officers or any employees of our Manager or its affiliates with respect to their cash compensation. Our named executive officers for 2025, Mr. Rothstein, our Chief Executive Officer, and Ms. Mironova, our Chief Financial Officer, are each an employee of an affiliate of our Manager.

- 1
6
 -

Because we are an externally managed REIT and because our two named executive officers are not our employees, our board of directors and the Compensation Committee do not set or determine the compensation that is paid by our Manager and its affiliates to these individuals. In addition, we do not pay nor do we reimburse our Manager for any portion of the compensation that is paid by our Manager and its affiliates to our Chief Executive Officer. However, under the terms of our Management Agreement, we do reimburse our Manager or its affiliates for our allocable share of the compensation (which includes annual base salary, bonus and any related withholding taxes and employee benefits) paid to the Chief Financial Officer that is supplied to us by our Manager under our Management Agreement. For the year ended December 31, 2025, the amount of Ms. Mironova’s total compensation paid by our Manager that was allocable to us based on the percentage of her time spent managing our affairs was $611,075.
Executive Compensation Paid by Our Manager and its Affiliates
As employees of Apollo, our Chief Executive Officer and our Chief Financial Officer are compensated by our Manager and its affiliates under compensation arrangements made with Apollo. The following information relating to these compensation arrangements have been provided to us by our Manager.
Apollo’s compensation philosophy is to seek to align the interests of its professionals with those of its stockholders and investors in the vehicles that it manages, including us long-term. In setting compensation for its professionals, including our Chief Executive Officer and Chief Financial Officer, Apollo takes into consideration various factors in determining the total compensation payable to its professionals including the type, scope and level of responsibility of the professional, competitive market dynamics, the individual contributions made by the professional to the success of Apollo and corporate citizenship exhibited by the professional. With regard to the compensation that was paid by Apollo to our Chief Executive Officer and our Chief Financial Officer, Apollo also took into account the positive steps taken by our Company and the contributions made by these individuals to such success during 2025 including prudent liquidity management, pro-active
asset management, our substantive investor outreach and engagement and our continued efforts to drive our Company’s growth and support the strength of our balance sheet and risk management activities. While each of these principles and factors is considered by Apollo in making compensation decisions, Apollo did not attempt to rank or assign relative weight to any of the above factors but rather considered them in their entirety as a basis of context when setting the compensation.
In setting compensation for its professionals, including our named executive officers (our Chief Executive Officer and our Chief Financial Officer), Apollo did not take into account the amount of the management fee we pay to our Manager. This approach focuses on the belief that a whole team of professionals at Apollo (in addition to our named executive officers) support our Company and these professionals not only support our efforts but also work on a broad range of activities for Apollo. As a consequence, no portion of the management fee paid to our Manager was allocated by our Manager to the compensation paid by Apollo to any of our named executive officers.
However, to put into context the compensation paid by Apollo to our named executive officers in relation to our management fee, our Manager estimates the total compensation of the named executive officers paid by Apollo that was reasonably associated with their support of our Company, including any equity-based awards given to our named executive officers of our Common Stock or any equity-based awards related to the common stock of an affiliate of our Manager, represented less than 10% of the management fee paid by us to our Manager in 2025. See Footnote 3 under “—Executive Compensation—Compensation of Executive Officers—Summary Compensation Table.” Of the total compensation paid to our named executive officers by Apollo in 2025 approximately 13% was fixed (i.e., annual base salary), and approximately 87% was variable or incentive pay (i.e., bonus).

- 1
7
 -

Equity Compensation
The Compensation Committee has granted, and may continue to grant, from time to time, equity-based awards designed to align the interests of our Manager and personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement with those of our stockholders, by allowing our Manager and personnel of our Manager and its affiliates to share in the creation of value for our stockholders through stock appreciation and dividends. These equity-based awards are generally subject to time-based vesting requirements designed to promote retention and to achieve strong performance for our Company. These awards further provide flexibility to us in our ability to enable our Manager and its affiliates who support our Manager to attract, motivate and retain talented individuals. The 2024 Equity Incentive Plan provides for the issuance of equity-based awards, including restricted shares of Common Stock, restricted stock units, stock options, phantom shares, dividend equivalents and other awards based on our Common Stock. Restricted shares of Common Stock issued to our non-employee
directors in respect to a portion of their annual director fees are also issued under this plan.
Our board of directors has delegated its administrative responsibilities under the Equity Incentive Plans to the Compensation Committee. In its capacity as plan administrator, the Compensation Committee has the authority to make awards to our Manager, directors and officers, and employees and other personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement, and to determine what form the awards will take and the terms and conditions of the awards.
The Compensation Committee considers our performance as one of the important factors in determining the awards granted under the 2024 Equity Incentive Plan. The Compensation Committee in consultation with our Manager and executive officers, developed performance measures in order to link awards under the Equity Incentive Plans and our financial and operating performance. Accordingly, in evaluating our performance for 2025, the Compensation Committee considered the achievement of various qualitative measures of Company performance, including portfolio-related performance, operating performance, capital management and deployment, investor relations and regulatory compliance. The Compensation Committee also considered quantitative performance objectives for 2025 including results of operations, financial performance ratios, stock performance metrics and dividends. In addition, the Compensation Committee considered individual contributions to our activity during 2025 by our executive officers and other personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement. As a result of this review process, the Compensation Committee determined to make the grants set forth under “—2025 Equity Grants” below to personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement, including our named executive officers. The Compensation Committee has not adopted a formal equity incentive compensation program for 2026, and, to the extent the Compensation Committee determines to make grants during 2026, we expect that goals, business objectives and measures of our performance will be considered by the Compensation Committee, in consultation with our Manager and executive officers, in determining whether to make, and the amount of any, such grants.
2025 Equity Grants
In December 2025, after consideration of our Company’s performance in light of the qualitative and quantitative performance measures set forth above under “—Equity Compensation” and after consultation with our Manager and senior management of affiliates of our Manager who provide services to us, the Compensation Committee approved the grant of up to 1,400,000 restricted stock units under the 2024 Equity Incentive Plan to personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement, including our named executive officers. Pursuant to the Compensation Committee’s approval, Mr. Rothstein and Ms. Mironova received 109,452 and 34,825 of these restricted stock units, respectively. The restricted stock units vest in substantially equal annual installments on the last day of each fiscal

- 1
8
 -

year over a period of three years, beginning with the first full fiscal year following the date of the original grant of such restricted stock units. In addition, the recipients have the right to receive, with respect to each restricted stock unit, cash distributions paid not later than 30 days after any ordinary cash distributions are paid to the holders of shares of our Common Stock. We will deliver to the recipients shares of Common Stock equal to the number of vested restricted stock units no later than March 15 following the year in which the applicable vesting date occurs. Please see “Equity Incentive Plans and Other Matters—Awards” for a description of restricted stock units.
Say-on-Pay
Vote
At our 2025 annual meeting of stockholders, we provided our stockholders with a proposal to approve, on an advisory basis, the compensation of our named executive officers. The description of the compensation of our named executive officers in our proxy statement for our 2025 annual meeting of stockholders included, and this Form
10-K/A
includes, additional information relating to the compensation received by our named executive officers from Apollo, including the proportions of fixed, and variable or incentive pay. A vast majority of our stockholders (94.8%) that voted at the annual meeting of stockholders with respect to this advisory vote approved the compensation of our named executive officers as described in our proxy statement for our 2025 annual meeting of stockholders.
Stockholder Outreach and Analysis
During 2025, we continued to engage in stockholder outreach and discussions with stockholders in an effort to further discuss our Company and, among other things, its compensation philosophy. Members of our management have participated in these discussions. We believe that all of these stockholders understood that we are an externally managed company and as such our named executive officers are not employed by us, but instead are employed by Apollo. In addition, they understood that, except for discretionary grants under the Equity Incentive Plans, we do not determine the compensation received by any of our named executive officers, we do not pay any of the compensation of our Chief Executive Officer and we only reimburse our Manager or its affiliates for our allocable share of the compensation, including annual base salary, bonus and any related withholding taxes and employee benefits, paid to the Chief Financial Officer that is supplied to us by our Manager under our Management Agreement. None of the stockholders we contacted expressed any disagreement or objection with our compensation practices.
Say-on-Frequency
Vote
At our 2023 annual meeting of stockholders, our stockholders recommended that we hold an advisory stockholder vote on the compensation of our named executive officers annually. In light of this recommendation from our stockholders, as well as other factors, our board of directors determined to hold annual stockholder advisory votes with respect to the compensation of our named executive officers.
Compensation Committee Report
The Compensation Committee evaluates and establishes equity award compensation for our Manager and our directors and officers, employees and other personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement and administers our Equity Incentive Plans. The Compensation Committee consults with our Manager when determining the level of grants under our Equity Incentive Plans to be payable to our Manager, our executive officers and other personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement. While our management has the primary responsibility for our financial reporting process, including the disclosure of executive compensation, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form
10-K/A.
The Compensation Committee believes that the Compensation Discussion and Analysis fairly represents the philosophy, intent and actions of the Compensation Committee with regard to executive compensation. The Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Form
10-K/A
for filing with the SEC.

-
19
 -

Scott S. Prince (Chairperson)
Mark C. Biderman
Pamela G. Carlton
Brenna Haysom
Robert A. Kasdin
The foregoing Compensation Committee Report shall not be deemed under the Securities Act or the Exchange Act to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such report by reference.
Compensation of Executive Officers
The following table summarizes the annual compensation received by our named executive officers in the 2025, 2024 and 2023 fiscal years.
Summary Compensation Table for 2025

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Stuart A. Rothstein (2) , President and Chief Executive Officer	2025	—	—	1,085,764	—	1,085,764
	2024	—	—	743,724	—	743,724
	2023	—	—	1,099,999	—	1,099,999
Anastasia Mironova (3) , Chief Financial Officer, Treasurer and Secretary (commenced serving as Chief Financial Officer, Treasurer and Secretary on April 4, 2022)	2025	230,000	320,000	345,464	61,075	956,539
	2024	192,952	289,429	194,595	26,807	703,783
	2023	329,837	470,014	149,992	50,418	1,000,261

(1)
Amounts in this column represent the aggregate grant date fair value of awards of shares of restricted Common Stock or restricted stock units computed in accordance with FASB ASC Topic 718. Under FASB ASC Topic 718, each grant date fair value is calculated using the closing price of our Common Stock on the date of grant.

(2)	Mr. Rothstein is an employee of an affiliate of our Manager and is not paid cash compensation by us.
(3)
Ms. Mironova is an employee of an affiliate of our Manager and is not paid cash compensation by us. Amounts in the columns entitled “Salary,” “Bonus” and “All Other Compensation” for Ms. Mironova represent the compensation expense, including annual base salary and bonus (comprised of cash and value of equity-based awards made by an affiliate of our Manager, which value may differ from the amortized compensation expense during such period), that was allocable to us based on the percentage of time she spent managing our affairs in her capacity as Chief Financial Officer. For 2025, the amount in the column entitled “All Other Compensation” includes our allocable share of the expenses in the amount of $39,031 and $22,044 associated with taxes and benefits, respectively. For 2024, the amount in the column entitled “All Other Compensation” includes our allocable share of the expenses in the amount of $16,678 and $10,130 associated with taxes and benefits, respectively. For 2023, the amount in the column entitled “All Other Compensation” includes our allocable share of the expenses in the amount of $21,679 and $28,741 associated with taxes and benefits, respectively.

Grants of Plan-Based Awards
The following table summarizes certain information regarding all plan-based awards granted during the 2025 fiscal year to our named executive officers. Awards granted under the 2024 Equity Incentive Plan include a minimum vesting period of at least one year.

- 2
0
 -

Grants of Plan Based Awards for 2025

	Grant Date	Date of Compensation Committee Action	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards (2) ($)
Stuart A. Rothstein	12/30/2025	11/24/2025	109,452	1,085,764
Anastasia Mironova	12/30/2025	11/24/2025	34,825	345,464

(1)	Amounts in this column represent restricted stock unit awards.
(2)	Amounts in this column represent the aggregate grant date fair value of awards granted in 2025 computed in accordance with FASB ASC 718.
Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information with respect to all outstanding equity-based awards held at the end of the 2025 fiscal year by each named executive officer.

	Stock Awards
Names	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Stuart A. Rothstein	196,355	(3)	1,900,716
Anastasia Mironova	53,767	(3)	520,465

(1)	Represents restricted stock units granted pursuant to the Equity Incentive Plans.
(2)	Based on the closing price of our Common Stock on the last business day of the fiscal year ended December 31, 2025 — $9.68.
(3)	These restricted stock units vest in installments on December 31 of each of 2026, 2027 and 2028 in accordance with the terms of the applicable restricted stock unit award agreements.

- 2
1
 -

Option Exercises and Stock Vested for 2025
No stock options have been granted by our Company to date. The following table summarizes certain information regarding restricted stock unit awards that vested during the 2025 fiscal year with respect to the named executive officers.

	Stock Vested in 2025
	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)(2)
Stuart A. Rothstein	123,219	1,192,760
Anastasia Mironova	18,303	174,906

(1)
This value includes the value of vested restricted stock units which settled in shares of Common Stock. The restricted stock units generally vest on an annual schedule over a period of time. Following the expiration of each vesting period, our Company will deliver shares of non-restricted
Common Stock to the applicable named executive officers. Please see “Equity Incentive Plans and Other Matters—Awards” for a more detailed description of the restricted stock units.

(2)
The Value Realized on Vesting column reflects the aggregate value realized with respect to all stock awards that vested in fiscal year 2025. The value realized in connection with each vesting of stock awards is calculated as follows: the number of vested shares underlying a restricted stock unit award multiplied by the closing price of the Common Stock on the vesting date.

Equity Incentive Plans and Other Matters
We have adopted the 2024 Equity Incentive Plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including our Manager and affiliates and personnel of our Manager and its affiliates, and any joint venture affiliates of ours, who are expected to provide significant services to our Company and our subsidiaries. The 2024 Equity Incentive Plan permits the granting of stock options, shares of restricted Common Stock, phantom shares, dividend equivalent rights, restricted stock units and other equity-based awards. Repricing of options or stock appreciation rights granted under the 2024 Equity Incentive Plan are not permitted without stockholder approval. The 2024 Equity Incentive Plan is administered by the Compensation Committee. Following the adoption of the 2024 Equity Incentive Plan, no additional awards have been or will be granted under the Amended and Restated Apollo Commercial Real Estate Finance, Inc. 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan” and together with the 2024 Equity Incentive Plan, the “Equity Incentive Plans” and each an “Equity Incentive Plan”). All references herein to awards made prior to June 7, 2024 are to awards under the 2019 Equity Incentive Plan, and all references to awards made on or subsequent to June 7, 2024 are to awards under the 2024 Equity Incentive Plan as adopted in June 2024.
Administration
The Compensation Committee has full authority to administer and interpret the 2024 Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement, and any joint venture affiliates of ours to receive an award, to determine the number of shares of Common Stock to be covered by each award (subject to the individual participant limitations provided in the 2024 Equity Incentive Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the 2024 Equity Incentive Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the 2024 Equity Incentive Plan or the administration or interpretation thereof. Unless previously terminated by our board of directors, no new award may be granted under the 2024 Equity Incentive Plan after the tenth anniversary of the earlier of the date that such plan was initially approved by (i) our board of directors or (ii) our stockholders.

- 2
2
 -

Awards
Shares of Restricted Common Stock
. A restricted stock award is an award of shares of Common Stock that is subject to restrictions on transferability and such other restrictions, if any, as the Compensation Committee may impose at the date of grant. Grants of shares of restricted Common Stock will be subject to vesting schedules as determined by the Compensation Committee. The restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established
criteria, in such installments or otherwise, as the Compensation Committee may determine. A participant granted shares of restricted Common Stock has all of the rights of a stockholder, including, without limitation, the right to vote and the right to receive dividends on the shares of restricted Common Stock. Although dividends may be paid on shares of restricted Common Stock, whether or not vested, at the same rate and on the same date as on shares of our Common Stock, holders of shares of restricted Common Stock are prohibited from selling such shares until they vest.
Dividend Equivalents
. A dividend equivalent is a right to receive (or have credited) the equivalent value (in cash or shares of Common Stock) of dividends paid on shares of Common Stock otherwise subject to an award. The Compensation Committee may provide that amounts payable with respect to dividend equivalents shall be converted into cash or additional shares of Common Stock. The Compensation Committee will establish all other limitations and conditions of awards of dividend equivalents as it deems appropriate.
Restricted Stock Units
. Restricted stock units represent a promise to pay shares of our Common Stock upon the completion of a service-based vesting period.
Change in Control
Upon a change in control (as defined in the 2024 Equity Incentive Plan), the Compensation Committee may make such adjustments as it, in its discretion, determines are necessary or appropriate in light of the change in control, but only if the Compensation Committee determines that the adjustments do not have a substantial adverse economic impact on the participants (as determined at the time of the adjustments).
In addition, the 2024 Equity Incentive Plan provides that, in the event of a change in control, the Compensation Committee shall take any such action as in its discretion it shall consider necessary to maintain each grantee’s rights under the 2024 Equity Incentive Plan (including under grantee’s applicable award agreement) so that such grantee’s rights are substantially proportionate to the rights existing prior to such event, including, without limitation, adjustments in the number of shares, options or other awards granted, the number and kind of shares or other property to be distributed in respect of any options or rights previously granted under this plan, and the exercise price, purchase price and performance-based criteria established in connection with any grants.
Pension Benefits
Our named executive officers received no benefits in the 2025 fiscal year from us under defined pension or defined contribution plans.
Nonqualified Deferred Compensation
Our Company does not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified
for our named executive officers.

- 2
3
 -

Potential Payments Upon Termination or Change in Control
Our named executive officers are employees of our Manager or its affiliates and therefore we generally have no obligation to pay them any form of compensation upon their termination of employment, except with respect to the restricted stock unit award agreements entered into between such named executive officers and our Company. These agreements provide that any unvested portion of the award shall be immediately and irrevocably forfeited upon a termination of the employment of the named executive officer by our Manager or its affiliates; including, a termination of employment due to such officer’s resignation, discharge, death or retirement.
Compensation Committee Interlocks and Insider Participation
There are no Compensation Committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.
Recovery Policy Relating to Erroneously Awarded Incentive Compensation
In compliance with the final rules adopted by the SEC and the listing standards adopted by the NYSE, our board of directors adopted a formal recovery policy relating to erroneously awarded incentive compensation (the “Recovery Policy”). The Recovery Policy requires us to, subject to limited exceptions, recover erroneously awarded incentive compensation received by covered executives the three fiscal years that precede the date we are required to prepare an accounting restatement due to material noncompliance with a financial reporting requirement. A copy of the Recovery Policy is filed as an exhibit in our Original Form
10-K.
Policies Related to the Grant of Certain Equity Awards Close in Time to the Release of Material
Non-public
Information
Our Company does not currently grant awards of stock options, stock appreciation rights, or similar option-like awards. Our Company does not time the disclosure of material non-public
information, or the granting of equity awards, for the purpose of impacting the value of executive compensation.

- 2
4
 -

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as otherwise indicated, the following table sets forth information as of April 29, 2026 regarding the beneficial ownership of our Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) our named executive officers, (iii) our directors and (iv) all of our directors and executive officers as a group. Beneficial ownership includes any shares over which the beneficial owner has sole or shared voting or investment power and also any shares that the beneficial owner has the right to acquire within 60 days of such date through the exercise of options or other rights. The percentages below are based on 132,849,702 shares of our Common Stock outstanding as of April 29, 2026.

	Common Stock Beneficially Owned
Name and Business Address (1)	Common Stock	Total	Percent of Class
Directors and Executive Officers
Mark C. Biderman (2)(3)	70,374	70,374	*
Pamela G. Carlton (2)(3)	49,274	49,274	*
Brenna Haysom (3)	92,131	92,131	*
Robert A. Kasdin (2)(3)	114,628	114,628	*
Katherine G. Newman (2)	6,524	6,524	*
Scott S. Prince (2)(3)	60,903	60,903	*
Stuart A. Rothstein (2)(4)	81,321	81,321	*
Michael E. Salvati (2)(3)	163,377	163,377	*
Carmencita N.M. Whonder (2)(3)	29,373	29,373	*
Anastasia Mironova (2)(4)	21,514	21,514	*
All directors and executive officers as a group (10 persons) (3)(4)	689,419	689,419	*
Greater than 5% Beneficial Owners
BlackRock, Inc. (5)	20,790,277	20,790,277	15.6%
Qatar Investment Authority (6)	10,493,529	10,493,529	7.9%
Vanguard Portfolio Management (7)	8,023,638	8,023,638	6.0%
Vanguard Capital Management (8)	7,409,321	7,409,321	5.6%

(*)	Represents less than 1% of issued and outstanding shares of Common Stock.
(1)	The business address of each director and executive officer is c/o Apollo Commercial Real Estate Finance, Inc., 9 West 57th Street, 42nd Floor, New York, New York 10019.
(2)	Each director and executive officer has sole voting and investment power with respect to these shares.
(3)
Includes unvested shares of restricted Common Stock granted to our directors pursuant to the 2024 Equity Incentive Plan as follows:
(a) Mr. Biderman-9,587
shares of restricted Common Stock;
(b) Ms. Carlton-9,587
shares of restricted Common Stock;
(c) Ms. Haysom-9,587
shares of restricted Common Stock;
(d) Mr. Kasdin-9,587
shares of restricted Common Stock;
(e) Mr. Prince-9,587
shares of restricted Common Stock;
(f) Mr. Salvati-9,587
shares of restricted Common Stock and
(g) Ms. Whonder-9,587
shares of restricted Common Stock.

(4)	Does not include unvested restricted stock units granted under the Equity Incentive Plans as follows: (a) Mr. Rothstein-196,355 and (b) Ms. Mironova-53,767.
(5)
On its Schedule 13G/A filed with the SEC on July 17, 2025, BlackRock, Inc. reported sole voting power with respect to 20,478,306 shares of Common Stock beneficially owned by it and sole dispositive power with respect to 20,790,277 shares of Common Stock beneficially owned by it. The Schedule 13G/A reports a beneficial ownership percentage of shares of Common Stock of 15.0%, which does not include any shares acquired or sold since such percentage was calculated for the purposes of the Schedule 13G/A. BlackRock, Inc.’s address is 50 Hudson Yards New York, New York 10001.

(6)
On its Schedule 13G/A filed with the SEC on January 27, 2021, Qatar Investment Authority (“QIA”) reported sole voting power with respect to 10,493,529 shares of Common Stock beneficially owned by it and sole dispositive power with respect to 10,493,529 shares of Common Stock beneficially owned by it. The Schedule 13G/A reports a beneficial ownership percentage of shares of Common Stock of 7.48%, which does not include any shares acquired or sold since such percentage was calculated for the purposes of the Schedule 13G/A. The Schedule 13G/A was filed by QIA, QH RE Asset Company LLC, a wholly-owned subsidiary of QIA, and DIC Holding II LLC, an entity for whom QIA serves as discretionary investment manager. The Schedule 13G/A reports QH RE Asset Company LLC has sole voting power with respect to 8,394,823 shares of Common Stock and sole dispositive power with respect to 8,394,823 shares of Common Stock. The Schedule 13G/A reports DIC Holding II LLC has sole voting power with respect to 2,098,706 shares of Common Stock and sole dispositive power with respect to 2,098,706 shares of Common Stock. QIA, QH RE Asset Company LLC and DIC Holding II LLC’s address is Ooredoo Tower, Diplomatic Area Street, West Bay, P.O. Box 23224, Doha, State of Qatar.

(7)
On its Schedule 13G filed with the SEC on April 28, 2026, Vanguard Portfolio Management reported sole voting power with respect to 87,221 shares of Common Stock beneficially owned by it and sole dispositive power with respect to 8,023,638 shares of Common Stock beneficially owned by it. The Schedule 13G reports a beneficial ownership percentage of shares of Common Stock of 5.78%, which does not include any shares acquired or sold since such percentage was calculated for the purposes of the Schedule 13G. Vanguard Portfolio Management’s address is 100 Vanguard Blvd, Malvern, PA, 19355.

(8)
On its Schedule 13G filed with the SEC on April 29, 2026, Vanguard Capital Management reported sole voting power with respect to 1,004,378 shares of Common Stock beneficially owned by it and sole dispositive power with respect to 7,409,321 shares of Common Stock beneficially owned by it. The Schedule 13G reports a beneficial ownership percentage of shares of Common Stock of 5.33%, which does not include any shares acquired or sold since such percentage was calculated for the pur pos
es of the Schedule 13G. Vanguard Capital Management’s address is 100 Vanguard Blvd, Malvern, PA, 19355.

Securities Authorized for Issuance Under Equity Compensation Plans
The 2024 Equity Incentive Plan provides for grants of restricted Common Stock, restricted stock units and other equity-based awards up to an aggregate of 7,500,000 shares of our Common Stock. The following table presents certain information about our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column of This Table)
Equity compensation plans approved by stockholders	2,280,723	$—	5,150,383
Equity compensation plans not approved by stockholders	—	$—	—
Total	2,280,723	$—	5,150,383

(1)
Reflects the aggregate number of outstanding restricted stock units granted under the Equity Incentive Plans as of December 31, 2025 (including any restricted stock units that had vested but were undelivered as of December 31, 2025).

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Since the beginning of our last fiscal year, we have not been a party to any transaction or proposed transaction with any related person who is (i) one of our directors or executive officers, (ii) a beneficial owner of more than 5% of the Common Stock or (iii) any member of the immediate family of any of the foregoing persons that involves an amount exceeding $120,000 and in which any such related person had or will have a direct or indirect material interest, other than as described below.
Asset Sale
On January 27, 2026, we entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with Athene, and, in connection therewith, entered into a letter agreement with ACREFI Operating, LLC, our subsidiary (“Operating LLC”), and our Manager (the “Management Agreement Side Letter”), and a letter agreement with Apollo Management Holdings, L.P. (“Apollo Management Holdings”) (the “Expense Reimbursement Letter Agreement”). Each of our Manager, Athene and Apollo Management Holdings is a subsidiary of Apollo Global Management, Inc.
Under the terms of the Management Agreement Side Letter, each of us, Operating LLC and our Manager agreed to enter into our Management Agreement, as amended and restated, effective upon the closing of the Asset Sale. Under the terms of the Expense Reimbursement Letter Agreement, Apollo Management Holdings agreed to reimburse us for up to $10 million of the expenses incurred by the Company in connection with the Asset Sale.
On April 24, 2026 (the “Closing Date”), pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, we sold our commercial real estate loan portfolio (other than loans that were repaid prior to closing and one loan with a principal balance of $45 million which is expected to be repaid in May) to Athene for cash consideration of approximately $8.6 billion, which is based on 99.7% of the total commitment amount of such loans as of the Closing Date, subject to certain adjustments as provided in the Purchase Agreement.
Certain of our executive officers and members of our board of directors hold equity interests in Apollo Global Management, Inc. and Apollo-affiliated entities and will potentially indirectly benefit from the Asset Sale and the related transactions to the extent such transactions result in an appreciation of the value of the stock of Apollo Global Management, Inc.
Original Management Agreement
In connection with our initial public offering in September 2009, we entered into our Original Management Agreement with our Manager, which describes the services to be provided by our Manager and its compensation for those services. Our business is managed by our Manager, subject to the supervision and oversight of our board of directors, which has established investment guidelines for our Manager to follow in its day-to-day
management of our business.
Pursuant to the terms of our Original Management Agreement, our Manager was paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in our Original Management Agreement), calculated and payable (in cash) quarterly in arrears.
The current term of our Original Management Agreement was set to expire on September 29, 2026 and would automatically renew on each anniversary for a one year term unless at least two-thirds
of our Company’s independent directors vote to terminate our Original Management Agreement based upon (1) unsatisfactory performance by our Manager that is materially detrimental to our Company or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds
of our Company’s independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24 month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting by our board of directors in February 2026 with respect to our Original Management Agreement, which included a discussion of our Manager’s performance and the level of the management fees thereunder, we determined not to terminate our Original Management Agreement.
For the period ended December 31, 2025, we incurred approximately $34.2 million in management fees. In addition to the management fee, we are also responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of our Company or for certain services provided by our Manager to our Company. For the year ended December 31, 2025, we recorded expenses totaling approximately $14.8 million related to reimbursements for certain expenses paid by our Manager on behalf of our Company. At December 31, 2025, we recorded a “payable to related party” liability that included approximately $8.6 million for management fees incurred but not yet paid.
Management Agreement
On and effective as of the Closing Date, in connection with the closing of the Asset Sale, we entered into our Management Agreement, which supersedes and replaces our Original Management Agreement.
The current term of our Management Agreement expires on April 24, 2027 and will automatically renew on each anniversary for a one year term unless at least two-thirds of
our Company’s independent directors vote to terminate our Management Agreement based upon (1) unsatisfactory performance by our Manager that is materially detrimental to our Company or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of
our Company’s independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee and incentive fees paid over the 24-month period
immediately preceding the date of termination.
Our Management Agreement is substantially similar to our Original Management Agreement except in the case of the following terms and provisions:
Base Management Fee
Our Original Management Agreement provides for a base management fee equal to 1.5% per annum of our stockholders’ equity, payable entirely in cash quarterly in arrears. Under our Management Agreement the base management fee is initially (a) 0.75% per annum of our stockholders’ equity if the annualized return on equity (“ROE”) for a particular fiscal quarter is less than 7.5% or (b) 1.5% per annum of our stockholders’ equity if the ROE for a particular fiscal quarter equals or exceeds 7.5%, payable quarterly in arrears entirely in shares, except for certain circumstances in which the base management fee is required to be paid partially or entirely in cash as provided in our Management Agreement, including following achievement of the ROE Milestone (as discussed below) or in the event of certain legal prohibitions or restrictions relating to the payment of such fee in shares of Common Stock (in which case the base management fee may be paid partially or entirely in cash). The number of shares issued as payment of any installment of the base management fee is equal to the dollar amount of such installment divided by the greatest of (i) book value per share of a Share as of the end of the fiscal quarter to which such installment relates, (ii) the average of the closing prices for a share of Common Stock on the NYSE for each of the five consecutive full trading days ending on and including the last full trading day of the fiscal quarter to which such installment relates, and (iii) the par value per share. If we achieve an ROE of 7.5% or more for two consecutive quarters (the “ROE Milestone”), thereafter the base management fee is permanently increased to 1.5% of stockholders’ equity and is payable entirely in cash.
Incentive Fee
Our Original Management Agreement did not contemplate the payment by us of any incentive fee or other incentive compensation to our Manager. Under our Management Agreement, following the achievement of the ROE Milestone, our Manager is eligible to receive an incentive fee equal to 20% of the excess of our core earnings above an 8% return on stockholders’ equity, with such incentive fee payable entirely in shares (with the number of shares for any given installment of such incentive fee determined in the same manner as described above under “
Base Management Fee
,” except in the event of certain legal prohibitions or restrictions related to the payment of such fees in shares, in which case the incentive fee is paid partially or entirely in cash).
Termination Fee
Under our Original Management Agreement, the termination fee payable to our Manager upon termination of our Original Management Agreement was equal to three times the sum of the average base management fee paid over the 24-month period
immediately preceding the date of the termination of our Original Management Agreement. Under our Management Agreement, the termination fee formula is three times the sum of the average annual base management fee and incentive fees paid over the 24-month period
immediately preceding the date of termination of our Management Agreement.
Other Key Terms
Our Management Agreement reflects updates to certain definitions and mechanics for cal culat
ion and payment of fees, including changes to “Base Management Fee” and “Core Earnings,” and related terms to clarify the revised Manager compensation structure and performance criteria.

Review and Approval of Transactions with Related Persons
Our board of directors has adopted written policies and procedures for review, approval and ratification of transactions involving us and “related persons” (directors and executive officers, stockholders beneficially owning greater than 5% of our outstanding capital stock, or immediate family members of any of the foregoing). The policy covers any related person transaction that meets the minimum threshold for disclosure in the Proxy Statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). A summary of these policies and procedures is set forth below:
Policies

•
Any covered related party transaction must be approved by our board of directors or by the Audit Committee or a committee appointed by our board of directors consisting solely of disinterested directors (each an “Appointed Committee”). In considering a related party transaction, our board of directors or the Appointed Committee will consider all relevant factors, including, as applicable, (i) our business rationale for entering into the transaction; (ii) the available alternatives to the transaction; (iii) whether the transaction is on terms comparable to those available to or from third parties; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest; and (v) the overall fairness of the transaction to us.

•
On at least an annual basis, our board of directors or the Appointed Committee, as applicable, will m oni
tor each related party transaction to assess whether it is advisable for us to amend or terminate the transaction.

Procedures

•
Management or the affected director or executive officer will bring a potential related party transaction matter to the attention of the Chairperson of the Audit Committee or, if the Chairperson of the Audit Committee is the affected director, to the attention of the Chairperson of the Nominating and Corporate Governance Committee.

•
The appropriate Chairperson will determine whether a particular matter is a related party transaction under the policy and therefore, should be considered by our board of directors or the Appointed Committee.

•
If a director is involved in a potential related party transaction, such director will be recused from all discussions and decisions by the board of directors or the Appointed Committee about the transaction.

•
Each related party transaction must be approved in advance whenever practicable and, if not practicable, must be ratified as promptly as practicable after the board of directors learns of the transaction.

•
No director will participate in any discussion or approval of a related party transaction for which such director is a related party, except that the director will provide all material information concerning the interested transaction to our board of directors or the Appointed Committee.

•
If a related party transaction will be ongoing, our board of directors or the Appointed Committee may establish guidelines for our Company to follow in its ongoing dealings with the related party. Thereafter, the board of directors or the Appointed Committee, on at least an annual basis, will review and assess ongoing relationships with the related party to see that such related party is in compliance with the guidelines set and that the related party transaction remains appropriate.

•	All related party transactions will be disclosed in our applicable filings with the SEC as required under SEC rules.
Director Independence
The Corporate Governance Guidelines provide that a majority of the directors serving on our board of directors must be independent as required by NYSE listing standards. In addition, as permitted under the Corporate Governance Guidelines, our board of directors has adopted certain categorical standards (the “Independence Standards”) to assist it in making determinations with respect to the independence of directors. The Independence Standards are available for viewing on our website at www.apollocref.com. Based upon its review of all relevant facts and circumstances, our board of directors has affirmatively determined that six of the nine directors—Mark C. Biderman, Pamela G. Carlton, Brenna Haysom, Robert A. Kasdin, Scott S. Prince and Michael E. Salvati—qualify as independent directors under the NYSE listing standards and the Independence Standards. In connection with this review, our board of directors did not determine that our director Carmencita N.M. Whonder qualifies as an independent director under our Independence Standards. She is not an employee of Apollo, any Apollo portfolio company or any of their affiliates but, solely because she was previously employed by a law firm that provides advice to Apollo and to certain Apollo portfolio companies on legislative, regulatory and related matters, our board of directors did not determine that she qualified as an independent director.

Item 14. Principal Accountant Fees and Services.
Independent Registered Public Accounting Firm Fees
The following table summarizes the aggregate fees (including related expenses) billed to us for all auditing and non-auditing
services provided by Deloitte & Touche LLP for the fiscal years ended December 31, 2025 and 2024.

	For the Fiscal Year Ended December 31,
	2025	2024
Audit Fees (1)	$849,000	$824,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	118,270	125,955
All Other Fees (4)	42,331	380,256

Total	$1,009,601	$1,330,211

(1)
2025 and 2024 Audit Fees include: (i) the audit of the consolidated financial statements included in our annual report on Form
10-K
and services attendant to, or required by, statute or regulation; (ii) reviews of the interim consolidated financial statements included in our quarterly reports on Form
10-Q;
and (iii) accounting consultation attendant to the audit.

(2)	There were no Audit-Related Fees incurred in 2025 or 2024.
(3)	2025 and 2024 Tax Fees include tax compliance, tax planning, tax advisory and related tax services.
(4)
All Other Fees in 2025 include amounts related to consents, consent letters and other services related to the SEC and other regulatory filings, and due diligence services. All Other Fees in 2024 include amounts related to consents, consent letters and other services related to SEC and other regulatory filings, and due diligence services. Except as described in the previous sentences, there were no other professional services rendered by Deloitte & Touche LLP in 2025 and 2024.

The Audit Committee’s charter provides that the Audit Committee shall review and pre-approve
the engagement fees and the terms of all auditing and
non-auditing
services to be provided by our Company’s external auditors and evaluate the effect thereof on the independence of the external auditors. All audit and tax services provided to us were reviewed and pre-approved
by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K/A:

(3) Exhibits Files:

2.1	Asset Purchase and Sale Agreement, dated January 27, 2026, by and between Apollo Commercial Real Estate Finance, Inc. and Athene Holding Ltd., incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on January 28, 2026 (File No. 001-34452).

3.1	Articles of Amendment and Restatement of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

3.2	Amended and Restated Bylaws of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q filed on April 29, 2024 (File No.: 001-34452).

3.3	Articles Supplementary designating Apollo Commercial Real Estate Finance, Inc.’s 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 20, 2021 (File No.: 001-34452).

4.1	Specimen Stock Certificate of Apollo Commercial Real Estate Finance, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

4.2	Indenture, dated as of March 17, 2014, between the Registrant and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on March 21, 2014 (File No.: 001-34452).

4.3	Indenture dated as of June 29, 2021, by and among Apollo Commercial Real Estate Finance, Inc., as issuer, ACREFI Operating, LLC, ARM Operating, LLC and ACREFI Mortgage Lending, LLC, as guarantors, Wells Fargo Bank, National Association, as trustee and notes collateral agent (including the form of Apollo Commercial Real Estate Finance, Inc.’s 4.625% Senior Secured Notes due 2029), incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 6, 2021 (File No.: 001-34452).

4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10-K, filed on February 10, 2026 (File No.: 001-34452).

10.1	Management Agreement, dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and ACREFI Management, LLC., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on November 16, 2009 (File No.: 001-34452).

10.2	License Agreement dated as of September 23, 2009, between Apollo Commercial Real Estate Finance, Inc. and Apollo Global Management, LLC, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on November 16, 2009 (File No.: 001-34452).

10.3	Form of Indemnification Agreement entered into by Apollo Commercial Real Estate Finance, Inc.’s directors and officers, incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-11, as amended (Registration No. 333-160533).

10.4	Registration Rights Agreement, dated as of September 18, 2015, between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 23, 2015 (File No. 001-34452)

10.5	Registration Rights Agreement, dated as of September 18, 2015, between Apollo Commercial Real Estate Finance, Inc. and QH RE Asset Company LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on September 23, 2015 (File No. 001-34452).

10.6	Amended and Restated Apollo Commercial Real Estate Finance, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 filed on July 15, 2019 (File No. 333-232660).

10.7	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-8 filed on July 15, 2019 (File No. 333-232660).

10.8	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 4.5 of the Registrant’s Form S-8 filed on July 15, 2019 (File No. 333-232660).

10.9	Form of Notice of Restricted Stock Unit Award, incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K filed on February 6, 2024 (File No. 001-34452).

10.10	Apollo Commercial Real Estate Finance, Inc. 2024 Equity Incentive Plan, incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 filed on June 18, 2024 (File No. 333-280281).

10.11	Form of Notice of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 4.4 of the Registrant’s Form S-8 filed on June 18, 2024 (File No. 333-280281).

10.12	Form of Notice of Restricted Stock Award Agreement, incorporated by reference to Exhibit 4.5 of the Registrant’s Form S-8 filed on June 18, 2024 (File No. 333-280281).

10.13	Trust Deed, dated June 30, 2020, by and between ACRE Debt 2 PLC, as issuer, and U.S. Bank Trustees Limited, as trustee, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 7,2020 (File No.: 001-34452).

10.14	Incorporated Terms Memorandum, dated June 30, 2020, by and among ACRE Debt 2 PLC, ACREFI B, LLC, ACREFI BN, LLC, U.S. Bank Trustees Limited, Barclays Bank plc, and the other parties identified therein (portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K), incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 7, 2020 (File No.: 001-34452).

10.15	Registration Rights Agreement with respect to Apollo Commercial Real Estate Finance, Inc.’s 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock dated July 14, 2021 by and between Apollo Commercial Real Estate Finance, Inc., QH RE Asset Company LLC and DIC Holding II LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 20, 2021 (File No. 001-34452).

10.16	Letter Agreement, dated January 27, 2026, by and among Apollo Commercial Real Estate Finance, Inc., ACREFI Operating, LLC and ACREFI Management, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 28,2026 (File No. 001-34452)

10.17	Letter Agreement, dated January 27, 2026, by and between Apollo Commercial Real Estate Finance, Inc. and Apollo Management Holdings, L.P., incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 28, 2026 (File No. 001-34452).

10.18	Amended and Restated Management Agreement, dated as of April 24, 2026, by and among Apollo Commercial Real Estate Finance, Inc., ACREFI Operating, LLC and ACREFI Management, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on April 24, 2026 (File No. 001-34452).

19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Registrant’s Form 10-K, filed on February 10, 2026 (File No.: 001-34452).

21.1	Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K, filed on February 10, 2026 (File No.: 001-34452).

23.1	Consent of Deloitte & Touche LLP, incorporated by reference to Exhibit 23.1 of the Registrant’s Form 10-K, filed on February 10, 2026 (File No.: 001-34452).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.1 of the Registrant’s Form 10-K, filed on February 10, 2026 (File No.: 001-34452).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.2 of the Registrant’s Form 10-K, filed on February 10, 2026 (File No.: 001-34452).

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.1 of the Registrant’s Form 10-K, filed on February 10, 2026 (File No.: 001-34452).

97.1	Recovery Policy Relating to Erroneously Awarded Incentive Compensation, incorporated by reference to Exhibit 97.1 of the Registrant’s Form 10-K filed on February 6, 2024 (File No. 001-34452).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

April 30, 2026	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

April 30, 2026	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)