Form 10-Q
period 2026-06-30
Apollo Commercial Real Estate Finance, Inc.
filed 2026-08-10
CIK 1467760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 128,212,093 shares, $0.01 par value per share, of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands—except share data)

	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$1,239,480	$139,825
Commercial mortgage loans, net(1)(2)	—	8,712,018
Subordinate loans, net(2)	—	62,198
Real estate owned, held for investment, net (net of $43,048 and $34,438 accumulated depreciation in 2026 and 2025, respectively)	856,970	842,947
Other assets	39,854	143,979
Total Assets	$2,136,304	$9,900,967
Liabilities and Stockholders' Equity
Liabilities:
Secured debt arrangements, net	$—	$6,268,550
Senior secured term loans, net	—	727,533
Senior secured notes, net	—	497,226
Debt related to real estate owned, held for investment, net	371,428	424,703
Accounts payable, accrued expenses and other liabilities(3)	506,577	91,462
Derivative liabilities, net	—	26,791
Payable to related party	3,439	8,612
Total Liabilities	$881,444	$8,044,877
Commitments and Contingencies (see Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, Series B-1, 6,770,393 shares issued and outstanding ($169,260 liquidation preference) in 2026 and 2025 (see Note 15)	68	68
Common stock, $0.01 par value, 450,000,000 shares authorized, 128,212,093 and 138,943,831 shares issued and outstanding in 2026 and 2025, respectively	1,282	1,389
Additional paid-in-capital	2,581,422	2,704,316
Accumulated deficit	(1,327,912)	(849,683)
Total Stockholders' Equity	1,254,860	1,856,090
Total Liabilities and Stockholders' Equity	$2,136,304	$9,900,967

(1)
Includes carrying value of $8,424,605 pledged as collateral under secured debt arrangements in 2025.
(2)
Net of $376,754 CECL Allowance comprised $38,754 General CECL Allowance and $338,000 Specific CECL Allowance in 2025.
(3)
Includes $5,759 of General CECL Allowance related to unfunded commitments on commercial mortgage loans and subordinate loans, net in 2025.

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net interest income:
Interest income from commercial mortgage loans	$41,726	$166,691	$191,715	$310,676
Interest income from subordinate loans and other lending assets	—	557	—	1,114
Interest expense	(33,585)	(124,178)	(147,507)	(229,235)
Net interest income	$8,141	$43,070	$44,208	$82,555
Revenue from real estate owned operations	36,242	27,832	58,809	54,163
Total net revenue	$44,383	$70,902	$103,017	$136,718
Operating expenses:
General and administrative expenses (includes equity-based compensation of $3,047 and $6,094 in 2026 and $3,400 and $6,830 in 2025, respectively)	$(5,810)	$(6,561)	$(11,762)	$(13,213)
Management fees to related party	(3,556)	(8,356)	(11,674)	(16,920)
Operating expenses related to real estate owned	(23,081)	(21,113)	(41,299)	(41,880)
Depreciation and amortization on real estate owned	(4,631)	(2,531)	(8,612)	(4,987)
Total operating expenses	$(37,078)	$(38,561)	$(73,347)	$(77,000)
Other income, net	$8,362	$1,943	$9,775	$3,826
Loss from equity method investment	(178)	(711)	$(452)	$(1,400)
Decrease (Increase) in current expected credit loss allowance, net	379,224	(3,113)	382,513	(7,121)
Foreign currency translation gain	18,920	73,705	1,772	114,263
Loss on foreign currency forward contracts (includes unrealized gains (losses) of ($17,772) and $26,722 in 2026 and ($73,682) and ($115,511) in 2025, respectively)	(18,026)	(82,139)	(1,214)	(121,111)
Gain on interest rate hedging instruments (includes unrealized (losses) of ($72) and ($246) in 2025)	—	65	—	23
Decrease in valuation allowance, loans and other lending assets held for sale	—	(1,236)	—	(1,236)
Net realized loss on investments	(339,087)	—	(339,087)	—
Loss on extinguishment of debt	(30,714)	—	(30,714)	—
Net income before taxes	$25,806	$20,855	$52,263	$46,962
Income tax provision	(27)	(116)	(257)	(232)
Net income	$25,779	$20,739	$52,006	$46,730
Preferred dividends	(3,068)	(3,068)	(6,136)	(6,136)
Net income available to common stockholders	$22,711	$17,671	$45,870	$40,594
Net income per share of common stock:
Basic	$0.11	$0.12	$0.27	$0.28
Diluted	$0.11	$0.12	$0.27	$0.28
Basic weighted-average shares of common stock outstanding	131,022,330	138,943,566	135,043,996	138,792,126
Diluted weighted-average shares of common stock outstanding	131,597,073	139,208,860	135,634,057	139,103,947
Dividend declared per share of common stock	$3.75	$0.25	$4.00	$0.50

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2026	6,770,393	$68	138,943,831	$1,389	$2,704,316	$(849,683)	$1,856,090
Capital increase (decrease) related to Equity Incentive Plan	—	—	655,152	7	(2,528)	—	(2,521)
Repurchase of common stock	—	—	(2,874,144)	(29)	(30,255)	—	(30,284)
Net Income	—	—	—	—	—	26,227	26,227
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(34,751)	(34,751)
Balance at March 31, 2026	6,770,393	$68	136,724,839	$1,367	$2,671,533	$(861,275)	$1,811,693
Capital increase related to Equity Incentive Plan	—	—	67,109	1	3,047	—	3,048
Repurchase of common stock	—	—	(8,579,855)	(86)	(93,158)	—	(93,244)
Net Income	—	—	—	—	—	25,779	25,779
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $3.75 per share	—	—	—	—	—	(489,348)	(489,348)
Balance at June 30, 2026	6,770,393	$68	128,212,093	$1,282	$2,581,422	$(1,327,912)	$1,254,860

	Preferred Stock		Common Stock		Additional Paid-In-	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total
Balance at January 1, 2025	6,770,393	$68	138,174,636	$1,382	2,695,701	$(822,670)	$1,874,481
Capital increase (decrease) related to Equity Incentive Plan	—	—	696,552	7	(1,524)	—	(1,517)
Net Income	—	—	—	—	—	25,991	25,991
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(35,279)	(35,279)
Balance at March 31, 2025	6,770,393	$68	138,871,188	$1,389	$2,694,177	$(835,026)	$1,860,608
Capital increase related to Equity Incentive Plan	—	—	72,643	—	3,399	—	3,399
Net Income	—	—	—	—	—	20,739	20,739
Dividends declared on preferred stock - $0.45 per share	—	—	—	—	—	(3,068)	(3,068)
Dividends declared on common stock and RSUs - $0.25 per share	—	—	—	—	—	(35,292)	(35,292)
Balance at June 30, 2025	6,770,393	$68	138,943,831	$1,389	$2,697,576	$(852,647)	$1,846,386

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net Income	$52,006	$46,730
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discount/premium, deferred fees and payment-in-kind interest	(13,344)	(11,794)
Amortization of deferred financing costs	6,886	8,211
Straight-line rent amortization	(2,207)	—
Equity-based compensation	6,094	6,830
Increase (decrease) in current expected credit loss allowance, net	(382,513)	7,121
Valuation allowance, loans and other lending assets held for sale	—	1,236
Foreign currency gain	(11,603)	(108,699)
Unrealized loss (gain) on foreign currency contracts	(26,722)	115,511
Unrealized loss on interest rate hedging instruments	—	246
Depreciation and amortization on real estate owned	8,612	4,987
Loss from equity method investment	452	1,400
Realized loss on extinguishment of debt	30,714	—
Net realized loss on investment	339,087	—
Changes in operating assets and liabilities:
Proceeds received from payment-in-kind interest	—	39,136
Other assets	77,123	(13,971)
Accounts payable, accrued expenses and other liabilities	(32,931)	5,966
Payable to related party	(5,171)	(368)
Net cash provided by operating activities	$46,483	$102,542
Cash flows from investing activities:
New funding of commercial mortgage loans	(299,900)	(1,376,101)
Add-on funding of commercial mortgage loans	(368,273)	(444,655)
Add-on funding of subordinate loans	(5,533)	(22,545)
Proceeds received from the repayment and sale of commercial mortgage loans	9,497,267	653,916
Proceeds received from the repayment of subordinate loans and other lending assets	67,578	79,207
Contributions to equity method investment	(1,657)	(4,203)
Origination fees, other fees, and cost recovery proceeds received on commercial mortgage loans, and subordinate loans, net	4,772	26,899
Increase (decrease) in collateral related to derivative contracts, net	27,440	(110,560)
Capital expenditures on real estate owned assets	(22,210)	(57,363)
Net cash provided by (used in) investing activities	$8,899,484	$(1,255,405)

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited) (Continued)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Proceeds from secured debt arrangements	594,095	2,008,388
Proceeds related to financing on real estate owned	19,435	50,927
Repayments of secured debt arrangements	(6,929,540)	(934,352)
Repayments of senior secured term loan principal	(746,250)	(11,250)
Repayments of senior secured notes	(500,000)	—
Payment of deferred financing costs	(6,456)	(15,499)
Payment of issuance discount	—	(5,625)
Repayments of mortgages on real estate owned	(73,700)	—
Payment of withholding tax on RSU delivery	(5,576)	(4,947)
Repurchase of common stock	(123,528)	—
Dividends on common stock	(70,352)	(70,694)
Dividends on preferred stock	(6,136)	(6,136)
Net cash provided by (used in) financing activities	$(7,848,008)	$1,010,812
Net increase (decrease) in cash and cash equivalents	1,097,959	(142,051)
Cash and cash equivalents beginning of period	$139,825	$317,396
Effects of foreign currency translation on cash and cash equivalents	1,696	2,278
Cash and cash equivalents end of period	$1,239,480	$177,623
Supplemental disclosure of cash flow information:
Interest paid	180,783	223,110
Income tax paid	27	114
Change in loan proceeds held by servicer	(4,151)	(46,313)
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared, not yet paid	492,416	38,360
Deferred financing costs accrued, not yet paid	—	1,274
Restructuring of subordinate loan to commercial mortgage loan	—	148,034

See notes to unaudited condensed consolidated financial statements.

Apollo Commercial Real Estate Finance, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization

Apollo Commercial Real Estate Finance, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the "Company," "ARI," "we," "us" and "our") is a corporation that has elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes.

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

On April 24, 2026 (the "Closing Date"), we sold our commercial real estate loan portfolio (other than loans that were repaid prior to closing and the Chicago Hotel Loan (as defined below) which was repaid after closing) (the "Asset Sale") to Athene Holding Ltd. ("Athene"), a subsidiary of Apollo Global Management, Inc. ("AGM," and together with its subsidiaries, "Apollo"), for cash consideration of approximately $8.6 billion. A portion of the proceeds from the Asset Sale were used to repay all of our secured credit facilities and a private securitization with Barclays Bank plc, as well as approximately $1.4 billion in principal balance of financing facilities and other indebtedness and to pay transaction expenses.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Forward Currency Contracts

The fair values of foreign exchange ("Fx") forwards are determined by comparing the contracted forward exchange rate to the current market exchange rate. The current market exchange rates are determined by using market spot rates, forward rates, and interest rate curves for the underlying countries. Our Fx forwards are classified as Level II in the fair value hierarchy. In connection with the Asset Sale, we unwound all forward currency contracts during the three months ended June 30, 2026.

Interest Rate Hedging Instruments

The fair values of our interest rate caps are determined by using the market standard methodology of discounting the future expected cash receipts that occur when variable interest rates rise above the strike rates of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate caps are based on a third-party expert's expectation of future interest rates derived from observable market interest rate curves and volatility. Our interest rate caps are classified as Level II in the fair value hierarchy and manage our exposure to variable cash flows on certain of our borrowings. As of June 30, 2026, we did not hold any interest rate caps. As of December 31, 2025, we held one interest rate cap related to financing on a full service luxury hotel in Washington D.C. ("D.C. Hotel"). Refer to "Note 5 – Real Estate Owned" and "Note 10 – Derivatives" for further detail.

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

The following table summarizes the levels in the fair value hierarchy into which our assets and liabilities with recurring fair value measurements were categorized as of June 30, 2026 and December 31, 2025 ($ in thousands). As previously stated, we did not hold any forward currency contracts or interest rate caps as of June 30, 2026.

	Fair Value as of June 30, 2026				Fair Value as of December 31, 2025
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Recurring fair value measurements:
Foreign currency forwards, net	$—	$—	$—	$—	$—	$(26,791)	$—	$(26,791)
Interest rate cap assets	—	—	—	—	—	—	—	—
Total financial instruments	$—	$—	$—	$—	$—	$(26,791)	$—	$(26,791)

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

In March 2023, we acquired legal title of a hotel property in Atlanta, GA ("Atlanta Hotel") through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the net real estate assets to be $75.0 million, using a combination of market and income approaches. We utilized a discount rate and capitalization rate of 10.5% and 9.5%, respectively. During the second quarter of 2023, the Atlanta Hotel's assets and liabilities were reclassified to held for sale and the fair value of the net real estate assets, less costs to sell, was in excess of our cost basis. During the first quarter of 2024, we determined that the sale to a third party from whom we received an unsolicited offer was no longer probable, and we were not actively marketing the property for sale. Therefore, the Atlanta Hotel no longer met the criteria for held for sale and was reclassified to real estate owned, held for investment. No impairments had been recorded as of June 30, 2026 or December 31, 2025.

In August 2022, we acquired legal title of the Brooklyn Multifamily Development through a deed-in-lieu of foreclosure. We determined the fair value of the real estate assumed to be $270.1 million, based on the market value of the land at the time of acquisition. No impairments had been recorded as of June 30, 2026 or December 31, 2025.

In May 2021, we acquired legal title to the D.C. Hotel through a deed-in-lieu of foreclosure. We assumed the D.C. Hotel's assets and liabilities, including a $110.0 million mortgage loan which we repaid at par. At the time of acquisition, we determined the fair value of the real estate assets to be $154.3 million. No impairments had been recorded as of June 30, 2026 or December 31, 2025.

Refer to "Note 5 – Real Estate Owned" for additional discussion.

Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net

As discussed above, on the Closing Date, we sold our commercial real estate loan portfolio (other than loans that were repaid prior to closing and one commercial mortgage loan secured by a hotel in Chicago, IL with a principal balance of $46 million, which repaid after the Closing Date (the "Chicago Hotel Loan")) to Athene, a subsidiary of Apollo, for cash consideration of approximately $8.6 billion, which is based on 99.7% of the total commitment amount of such loans as of the Closing Date, subject to certain adjustments as provided in the Purchase Agreement. Accordingly, due to the Asset Sale, there were no outstanding loans as of June 30, 2026.

Our loan portfolio was comprised of the following as of June 30, 2026 and December 31, 2025 ($ in thousands):

Loan Type	June 30, 2026	December 31, 2025
Commercial mortgage loans, net(1)	$—	$8,712,018
Subordinate loans, net	—	62,198
Carrying value, net	$—	$8,774,216

(1)
Includes $158.7 million of contiguous financing structured as subordinate loans in 2025.

Our loan portfolio consisted of 96% floating rate loans, based on amortized cost, net of Specific CECL Allowance, as of December 31, 2025.

Activity relating to our loan portfolio for the six months ended June 30, 2026 was as follows ($ in thousands):

	Principal Balance	Deferred Fees/Other Items	Specific CECL Allowance	Carrying Value
December 31, 2025	$9,204,060	$(53,090)	$(338,000)	$8,812,970
New loan fundings	$299,900	$—	$—	$299,900
Add-on loan fundings(1)	$373,806	$—	$—	$373,806
Loan repayments and sale	$(9,500,444)	$—	$—	$(9,500,444)
Net realized loss on investments(2)	$(387,561)	$48,474	$—	$(339,087)
Decrease in Specific CECL Allowance(3)	$—	$—	$338,000	$338,000
Gain (loss) on foreign currency translation	$5,615	$(205)	$—	$5,410
Deferred fees and other items(4)	$—	$(4,493)	$—	$(4,493)
Amortization of fees	$4,624	$9,314	$—	$13,938
June 30, 2026	$—	$—	$—	$—

(1)
Represents fundings subsequent to loan closing.
(2)
A net realized loss on investments of $339.1 million was recorded during the six months ended June 30, 2026. On the Closing Date, we wrote off $335.0 million of previously recorded Specific CECL Allowance on loans that were included in the Asset sale. We recognized an additional net realized loss of $2.6 million resulting from the discount on the Asset Sale compared to our loan’s cost basis. An additional net realized loss of $1.5 million was recognized upon the discounted repayment of the Chicago Hotel Loan.
(3)
We wrote off $335.0 million of previously recorded Specific CECL Allowance on the Closing Date. Upon the discounted repayment of the Chicago Hotel Loan, we wrote off an additional $1.5 million of previously recorded Specific CECL Allowance and reversed the remaining $1.5 million Specific CECL Allowance. See additional detail below.
(4)
Other items primarily consist of purchase discounts or premiums, cost recovery interest, exit fees, and deferred origination expenses.

As we sold our commercial real estate loan portfolio to Athene during the three months ended June 30, 2026, and there were no outstanding loans as of June 30, 2026. Accordingly, the following tables present information solely as of December 31, 2025.

The following table details overall statistics for our loan portfolio as of December 31, 2025 ($ in thousands):

December 31, 2025
Number of loans	56
Principal balance	$9,204,060
Carrying value, net	$8,774,216
Unfunded loan commitments(1)	$1,037,765
Weighted-average cash coupon(2)	6.5%
Weighted-average remaining fully-extended term(3)	3.2 years
Weighted-average expected term(4)	2.2 years

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

Property Type

The table below presents information on the property type of the properties securing the loans in our portfolio solely as of December 31, 2025 ($ in thousands):

	December 31, 2025
Property Type	Carrying Value	% of Portfolio(1)
Residential(2)	$2,315,975	26.3%
Office	2,064,821	23.4
Hotel	1,770,331	20.1
Industrial	1,026,213	11.6
Data Centers	560,699	6.4
Retail	323,327	3.7
Mixed Use	302,544	3.4
Other(3)	449,060	5.1
Total	$8,812,970	100.0%
General CECL Allowance(4)	(38,754)
Total Carrying Value, net	$8,774,216

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Includes multifamily (11.4%), senior housing (7.7%), student housing (5.0%), and residential-for-sale (2.2%).
(3)
Other property types include urban predevelopment (2.6%) and pubs (2.5%).
(4)
$5.8 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

Geography

The table below presents information on the geographic distribution of the properties securing the loans in our portfolio solely as of December 31, 2025 ($ in thousands):

	December 31, 2025
Geographic Location	Carrying Value	% of Portfolio(1)
United Kingdom	$2,603,388	29.5%
New York City	1,616,025	18.3
Other Europe(2)	1,178,074	13.4
Southeast	973,051	11.0
West	824,486	9.4
Midwest	754,115	8.6
Other(3)	863,831	9.8
Total	$8,812,970	100.0%
General CECL Allowance(4)	(38,754)
Total Carrying Value, net	$8,774,216

(1)
Percentage of portfolio calculations are made prior to consideration of General CECL Allowance.
(2)
Other Europe includes Germany (7.9%), Sweden (3.0%), Italy (2.2%), and the Netherlands (0.3%).
(3)
Other includes Southwest (4.2%), Northeast (3.5%), Mid-Atlantic (1.7%) and Other (0.4%).
(4)
$5.8 million of the General CECL Allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheet.

Loan Sales

All sale transactions are evaluated in accordance with ASC Topic 860, "Transfers and Servicing" ("ASC 860").

As discussed above, in April 2026, we sold our commercial real estate loan portfolio (other than loans that were repaid prior to closing and the Chicago Hotel Loan which repaid after the Closing Date) to Athene for cash consideration of approximately $8.6 billion, which is based on 99.7% of the total commitment amount of such loans as of the Closing Date. We evaluated the transaction under ASC 860 and determined the Asset Sale met the criteria for sale accounting. We recorded a net loss of $2.6 million resulting from the discount on the Asset Sale compared to our loan’s cost basis within net realized loss on investments in our condensed consolidated statement of operations related to this transaction.

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

Risk Rating

We assess the risk factors of each loan and assign a risk rating based on a variety of factors, including, without limitation, loan to value ("LTV") ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. We apply these various factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. This review was performed quarterly. Based on a 5-point scale, our loans were rated "1" through "5," from less risk to greater risk, which ratings are defined as follows:

1. Very low risk

2. Low risk

3. Moderate/average risk

4. High risk/potential for loss: a loan that has a risk of realizing a principal loss

5. Impaired/loss likely: a loan that has a high risk of realizing principal loss, has incurred principal loss, or an impairment has been recorded

The following table presents the carrying value of our loan portfolio by year of origination and internal risk rating and gross write-offs by year of origination solely as of December 31, 2025 ($ in thousands):

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

CECL

In accordance with ASC Topic 326 "Financial Instruments – Credit Losses" ("ASC 326"), which we refer to as the "CECL Standard," we record allowances for loans and held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value of the amounts expected to be collected on the assets. We record loan specific allowances as a practical expedient under the CECL Standard ("Specific CECL Allowance"), which we apply to assets that are collateral dependent and where the borrower or sponsor is experiencing financial difficulty. For the remainder of the portfolio, we record a general allowance ("General CECL Allowance," and together with the Specific CECL Allowance, "CECL Allowances") on a collective basis by assets with similar risk characteristics. We have elected to use the weighted-average remaining maturity ("WARM") method in determining a General CECL Allowance for a majority of our portfolio. In the future, we may use other acceptable methods, such as a probability-of-default/loss-given-default method. Refer to "Note 2 – Summary of Significant Accounting Policies" and "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" to our consolidated financial statements of our most recent Annual Report on Form 10-K for further detail on our accounting policies related to CECL Allowances.

As a result of the Asset Sale, we did not hold any commercial mortgage loans or subordinate loans as of June 30, 2026. Accordingly, there were no CECL Allowances recorded as of June 30, 2026. In connection with the Asset Sale, we wrote off $335.0 million of the Specific CECL Allowance previously recorded. Further, upon discounted repayment of the Chicago Hotel Loan, we reversed $1.5 million and wrote off $1.5 million of the previously recorded Specific CECL Allowance. The General CECL Allowance previously recorded was reversed in full upon closing of the Asset Sale.

The following table summarizes changes in CECL Allowances for the six months ended June 30, 2026 ($ in thousands):

	Specific CECL	General CECL Allowance			Total CECL	CECL Allowance as % of Amortized Cost
	Allowance(1)	Funded	Unfunded	Total	Allowance	General(1)	Total
December 31, 2025	$338,000	$38,754	$5,759	$44,513	$382,513	0.51%	4.18%
Changes:
Allowances (Reversals), net(2)	—	(1,256)	(2,033)	(3,289)	(3,289)
March 31, 2026	$338,000	$37,498	$3,726	$41,224	$379,224	0.47%	4.10%
Changes:
Reversals	(1,464)	(37,498)	(3,726)	(41,224)	(42,688)
Write-offs	(336,536)	—	—	—	(336,536)
June 30, 2026	$—	$—	$—	$—	$—	0.00%	0.00%

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

Pre-payment penalties, accelerated fees, and Paid-In-Kind ("PIK") interest

We recognized $0.7 million and $1.8 million in pre-payment penalties and accelerated fees for the three and six months ended June 30, 2026, respectively. We recognized $0.4 million in pre-payment penalties and accelerated fees for both the three and six months ended June 30, 2025.

We recognized PIK interest of $0.5 million and $3.8 million for the three and six months ended June 30, 2026, respectively. We recognized PIK interest of $0.3 million for both the three and six months ended June 30, 2025.

Note 5 – Real Estate Owned

Real Estate Owned, Held for Investment

As of June 30, 2026, assets and liabilities related to real estate owned, held for investment consisted of three properties: the D.C. Hotel, a full-service luxury hotel in Washington, D.C., the Brooklyn Multifamily Development, a multifamily development property located in downtown Brooklyn, NY, and the Atlanta Hotel, a hotel in Atlanta, GA.

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

In June 2024, we obtained a $73.7 million mortgage secured by the D.C. Hotel. The mortgage included an interest rate of term one-month SOFR + 3.00% and initial maturity of July 2026, with an option to extend for one year, contingent upon meeting certain conditions. The mortgage agreement contained covenants requiring our unencumbered liquidity be greater than $10.0 million and our net worth be greater than $200.0 million. Under these covenants, our General CECL Allowance was added back to our net worth calculation. As of December 31, 2025, we were in compliance with these covenants. During the three months ended June 30, 2026, we fully repaid the $73.7 million mortgage loan.

To manage our exposure to variable cash flows on our borrowings under this mortgage, we entered into an interest rate cap in June 2024. In June 2026, we terminated the interest rate cap subsequent to repayment of the mortgage. No gain or loss was recognized upon termination. As of December 31, 2025, the fair value of the interest rate cap was de minimis. Refer to "Note 10 – Derivatives" for full detail.

We recorded revenue from the hotel's operations of $23.6 million and $37.8 million, respectively, and expenses of $15.5 million and $28.0 million, respectively, for three and six months ended June 30, 2026, and revenue from the hotel's operations of $20.1 million and $38.8 million, respectively, and expenses of $15.4 million and $30.3 million, respectively, for three and six months ended June 30, 2025.

Brooklyn Multifamily Development

In 2022, we acquired legal title of a multifamily development property in downtown Brooklyn, NY, through a deed-in-lieu of foreclosure. The transaction was accounted for as an asset acquisition in accordance with ASC 805, and we recorded the real estate assumed at a fair value based on the market value of the property as of the date of acquisition.

Upon taking title, we concurrently contributed the property to a joint venture with a third-party real estate developer. The entity was deemed to be a variable interest entity ("VIE"), of which we were determined to be the primary beneficiary. Through our wholly owned subsidiaries, we hold a 100% equity ownership interest in the joint venture and our partner is only entitled to profit upon achievement of certain returns under our joint venture agreement.

Additionally, upon taking title, we obtained $164.8 million in construction financing on the property. As of June 30, 2026 and December 31, 2025, the carrying value of the construction financing included within debt related to real estate owned, held for investment, net on our condensed consolidated balance sheets was $371.4 million, net of $0.1 million in deferred financing costs and $351.4 million, net of $0.7 million in deferred financing costs, respectively.

The construction financing includes a maximum commitment of $388.4 million, an interest rate of SOFR +2.55%, and current maturity of August 2026, with an option to extend for one year, contingent upon meeting certain conditions. The construction financing agreement contains covenants requiring our unencumbered liquidity be greater than $50 million and our net worth be greater than $600.0 million. Under these covenants, our General CECL Allowance is added back to our net worth calculation. As of both June 30, 2026 and December 31, 2025, we were in compliance with these covenants.

To manage our exposure to variable cash flows on our borrowings under this construction financing, we entered into an interest rate cap in September 2023. The interest rate cap was extended by one year in September 2024 and matured on October 1, 2025.

We capitalized construction and financing costs of $8.8 million and $20.1 million during the three and six months ended June 30, 2026, respectively, and $30.9 million and $53.0 million during the three and six months ended June 30, 2025, respectively.

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

In accordance with ASC 842, leases at the Brooklyn Multifamily Development are classified as operating leases, accordingly rental revenue is recognized using the straight-line method over the lease terms. We recorded rental income from the property's operations of $6.5 million and $10.3 million, respectively, and expenses of $1.9 million and $3.7 million, respectively, for three and six months ended June 30, 2026.

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

We recorded revenue from the hotel's operations of $6.1 million and $10.8 million, respectively, and expenses of $5.6 million and $9.4 million, respectively, for three and six months ended June 30, 2026 and revenue from the hotel's operations of $7.6 million and $15.3 million, respectively, and expenses of $5.7 million and $11.5 million, respectively, for three and six months ended June 30, 2025.

The following table presents the REO assets and liabilities included on our consolidated balance sheets ($ in thousands):

	June 30, 2026	December 31, 2025
Assets
Land	$296,595	$296,595
Building	571,210	550,995
Furniture, fixtures, and equipment	32,213	29,795
Accumulated Depreciation	(43,048)	(34,438)
Total real estate owned, held for investment	$856,970	$842,947
Liabilities
Loan Payable(1)	371,534	425,799
Less: Deferred financing costs	(106)	(1,096)
Total debt related to real estate owned	$371,428	$424,703

(1) The $73.7 million mortgage secured by the D.C. Hotel was repaid during the three months ended June 30, 2026.

The following table presents the real estate owned operations and net income included in our consolidated statements of income ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hotel Revenue	$29,697	$27,832	$48,524	$54,163
Rental Income	6,545	—	10,285	—
Revenue from real estate owned operations	36,242	27,832	58,809	54,163
Operating expense	(23,081)	(21,113)	(41,299)	(41,880)
Depreciation expense	(4,631)	(2,531)	(8,612)	(4,987)
Net income from real estate owned	8,530	4,188	8,898	7,296

Note 6 – Other Assets

The following table details the components of our other assets at the dates indicated ($ in thousands):

	June 30, 2026	December 31, 2025
Interest receivable	$—	$70,833
Collateral deposited under derivative agreements	—	27,440
Loan proceeds held by servicer(1)	—	4,151
Equity method investment(2)	24,970	23,764
Other(3)	14,884	17,791
Total	$39,854	$143,979

(1)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(2)
Relates to the Massachusetts Healthcare JV (as defined below) with other Apollo-managed entities that owns two hospitals in Massachusetts. Refer to "Massachusetts Healthcare" below for additional information.
(3)
Includes $12.6 million and $16.1 million of other assets from Real Estate Owned, Held for Investment as of June 30, 2026 and December 31, 2025, respectively. Refer to "Note 5 – Real Estate Owned" for additional information.

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

For the three and six months ended June 30, 2026, we contributed $0.8 million and $1.7 million, respectively, to the Massachusetts Healthcare JV. Additionally, our allocation of loss from the Massachusetts Healthcare JV for the three and six months ended June 30, 2026 was $0.2 million and $0.5 million, recorded within loss from equity method investment, net on our condensed consolidated statement of operations. For the three and six months ended June 30, 2025, we contributed $0.9 million and $4.2 million, respectively, to the Massachusetts Healthcare JV. Additionally, our allocation of losses from the Massachusetts Healthcare JV for the three and six months ended June 30, 2025 was $0.7 million and $1.4 million, respectively, recorded within other income, net on our condensed consolidated statement of operations. Refer to "Note 16 – Commitments and Contingencies" for additional information.

As of June 30, 2026 and December 31, 2025, our equity method investment in the Massachusetts Healthcare JV was $25.0 million and $23.8 million, recorded in other assets on our condensed consolidated balance sheet.

Note 7 – Secured Debt Arrangements, Net

We utilized secured debt arrangements to finance the origination activity in our loan portfolio. Our secured debt arrangements were comprised of secured credit facilities, a private securitization, and a revolving credit facility. During the three months ended June 30, 2026, all outstanding borrowings were repaid in full using proceeds from the Asset Sale (as defined in "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net"). Upon repayment, we recognized a loss of $7.8 million recorded within loss on extinguishment of debt on our condensed consolidated statement of operations due to the write-off of unamortized deferred financing costs.

During the six months ended June 30, 2026, we repaid all of our outstanding secured debt arrangements totaling $6.9 billion. As there were no outstanding borrowings as of June 30, 2026, the following tables present information solely as of December 31, 2025.

Our borrowings under secured debt arrangements as of December 31, 2025 are detailed in the following table ($ in thousands):

	December 31, 2025
	Maximum Amount of Borrowings(1)	Borrowings Outstanding(1)	Maturity (2)
JPMorgan Facility - USD(3)	$2,000,000	$1,905,928	March 2030(4)
Morgan Stanley Facility - GBP, EUR	587,300	300,097	April 2033
Morgan Stanley Facility - USD	450,000	378,435	April 2031
Atlas Facility - USD(5)	800,000	485,340	March 2027(6)
Atlas Facility - GBP, EUR	455,928	455,929	August 2028
Barclays Facility - USD	600,000	461,850	March 2030(7)(8)
Barclays Facility - GBP	167,830	124,550	February 2029
Goldman Sachs Facility - GBP	465,063	449,139	June 2029
Goldman Sachs Facility - USD	300,000	146,233	November 2028(9)
Deutsche Bank Facility - USD(3)(10)	200,000	25,800	March 2028(10)
Total Secured Credit Facilities	6,026,121	4,733,301
Barclays Private Securitization - GBP, EUR, SEK	1,543,925	1,543,925	January 2028(11)
Revolving Credit Facility(12)	275,000	—	August 2028(13)
Total Secured Debt Arrangements	7,845,046	6,277,226
Less: deferred financing costs	N/A	(8,676)
Total Secured Debt Arrangements, net(14)(15)(16)	$7,845,046	$6,268,550

(1)
As of December 31, 2025, British Pound Sterling ("GBP"), Euro ("EUR"), and Swedish Krona ("SEK") borrowings were converted to USD at a rate of 1.35, 1.17 and 0.11, respectively.
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

(14)
Weighted-average borrowing cost as of December 31, 2025 was applicable benchmark rates and credit spread adjustments, plus spreads of USD: +2.05% / GBP: +1.95% / EUR: +2.26% / SEK: +1.50%.
(15)
Weighted-average advance rate based on cost as of December 31, 2025 was 72.91% (71.0% (USD) / 76.6% (GBP) / 70.8% (EUR) / 80.1% (SEK)).
(16)
As of December 31, 2025, approximately 34% of the outstanding balance under these secured borrowings was recourse to us.

Terms of our secured credit facilities were designed to keep each lender's credit exposure generally constant as a percentage of the underlying value of the assets pledged as security to the facility. If the credit of the underlying collateral value decreased, the amount of leverage to us may have been reduced. As of December 31, 2025, the weighted-average haircut under our secured debt arrangements was approximately 27.1%. Our secured credit facilities did not contain capital markets-based mark-to-market provisions.

Revolving Credit Facility

We were party to a revolving credit facility (the "Revolving Credit Facility") administered by Bank of America, N.A. The Revolving Credit Facility permitted borrowings secured by qualifying commercial mortgage loans and real property owned assets. During the third quarter of 2025, we amended and restated the facility to extend the maturity date from March 2026 to August 2028 and increased the borrowing capacity from $160.0 million to $275.0 million with a syndicate of five lenders. In connection with the amendment and restatement, we incurred $2.7 million of deferred financing costs, including issuance and legal related costs. The Revolving Credit Facility was also subject to certain financial covenants, which are discussed below (see "Debt Covenants").

On the Closing Date, we used a portion of the proceeds from the Asset Sale to fully repay all outstanding revolving credit loans and other obligations under the Amended and Restated Credit Agreement, dated as of August 7, 2025 (as amended, restated, supplemented or otherwise modified from time to time, the "Revolving Credit Facility Agreement"), among ACREFI RCF I, LLC, as Borrower, the Company, as Parent Guarantor, the lenders party thereto, and Bank of America, N.A., as Administrative Agent. As of the Closing Date, all commitments under the Revolving Credit Facility Agreement were terminated in accordance with the terms of the Revolving Credit Facility Agreement, and all outstanding balances were paid in full in conjunction with such termination. During the three months ended June 30, 2026, we recognized a loss of $2.1 million recorded within loss on extinguishment of debt on our condensed consolidated statement of operations due to the write-off of unamortized deferred financing costs upon repayment.

As of June 30, 2026 and December 31, 2025, we had no outstanding balance on the Revolving Credit Facility.

During the three and six months ended June 30, 2026, we recorded $24.0 thousand and $160.0 thousand of unused fees, respectively. During the three and six months ended June 30, 2025, we recorded $63.0 thousand and $143.0 thousand of unused fees, respectively.

During both the three and six months ended June 30, 2026, we recorded $0.4 million of contractual interest expense. During both the three and six months ended June 30, 2025, we recorded $0.6 million of contractual interest expense.

Barclays Private Securitization

We were party to a private securitization with Barclays Bank plc ("Barclays") (such securitization, the "Barclays Private Securitization"). Commercial mortgage loans financed under the Barclays Securitization were denominated in GBP, EUR, and SEK. On the Closing Date, a portion of the proceeds from the Asset Sale were used to fully repay the Barclays Private Securitization.

The Barclays Private Securitization did not include daily margining provisions and granted us significant discretion to modify certain terms of the underlying collateral including waiving certain loan-level covenant breaches and deferring or waiving of debt service payments for up to 18 months. The securitization included loan-to-value based covenants with deleveraging requirements that were based on significant declines in the value of the collateral as determined by an annual third-party (engaged by us) appraisal process tied to the provisions of the underlying loan agreements. We believe this provided us with both cushion and predictability to avoid sudden unexpected outcomes and material repayment requirements.

As the Barclays Private Securitization was fully repaid as of June 30, 2026, the following tables present information solely as of December 31, 2025, except where noted. The table below provides principal balances and the carrying value for commercial mortgage loans pledged to the Barclays Private Securitization as of December 31, 2025 ($ in thousands):

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

The table below provides the assets and liabilities of the Barclays Private Securitization VIE included in our condensed consolidated balance sheets as of December 31, 2025 ($ in thousands):

December 31, 2025
Assets:
Cash	$1,325
Commercial mortgage loans, net(1)	2,051,981
Other Assets(2)	23,623
Total Assets	$2,076,929
Liabilities:
Secured debt arrangements, net (net of deferred financing costs of $1.1 million)	$1,542,817
Accounts payable, accrued expenses and other liabilities(3)	8,348
Total Liabilities	$1,551,165

(1)
Net of the General CECL Allowance of $8.4 million as of December 31, 2025.
(2)
Includes loan principal, interest, and other fees held by our third-party servicers as of the balance sheet date and remitted during subsequent remittance cycle.
(3)
Includes General CECL Allowance related to unfunded commitments on commercial mortgage loans, net of $1.0 million as of December 31, 2025.

The table below provides the net income of the Barclays Private Securitization VIE included in our condensed consolidated statement of operations ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net interest income:
Interest income from commercial mortgage loans	$9,372	$49,050	$42,628	$95,440
Interest expense	(5,310)	(27,378)	(23,979)	(52,574)
Net interest income	$4,062	$21,672	$18,649	$42,866
General and administrative expense	$(25)	$(163)	$69	$(163)
Decrease (increase) in current expected credit loss allowance, net	7,083	(293)	9,363	1,053
Foreign currency translation gain	11,738	43,437	2,520	69,070
Realized loss on extinguishment of debt	(968)	—	(968)	—
Net realized loss on investments	(870)	—	(870)	—
Net income	$21,020	$64,653	$28,763	$112,826

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

Debt Covenants

The guarantees related to our secured debt arrangements contained the following financial covenants: (i) tangible net worth must be greater than $1.25 billion plus 75% of the net cash proceeds of any equity issuance after March 31, 2017 (or $1.42 billion plus 75% of the net cash proceeds of any equity issuance after June 30, 2025 with respect to the Revolving Credit Facility); (ii) our ratio of total indebtedness to total assets shall not exceed 83.33% (81.82% for the Revolving Credit Facility) and (iii) our liquidity cannot be less than an amount equal to the greater of 5.0% of total recourse indebtedness or $30.0 million. Under these covenants, our General CECL Allowance was added back to our tangible net worth calculation and total assets and total indebtedness were subject to certain adjustments. The Revolving Credit Facility contained an additional financial covenant to maintain a minimum interest coverage ratio of not less than 1.3:1.

Effective as of June 30, 2025, we amended our financial covenants from a maximum ratio of total indebtedness to tangible net worth of 4.0:1.0 to a ratio of total indebtedness to total assets not to exceed 83.33% (81.82% for our Revolving Credit Facility). We were in compliance with our covenants for the period ended December 31, 2025. As we repaid all of our secured debt arrangements during the three months ended June 30, 2026, compliance with these covenants is no longer required.

Note 8 – Senior Secured Term Loans, Net

In June 2025, we entered into a $750.0 million senior secured term loan facility (the "2030 Term Loan") to refinance and replace our previously outstanding 2026 Term Loan and 2028 Term Loans (each as defined and described below). The 2030 Term Loan was due to mature June 2030 and bore interest at a rate of SOFR plus 3.25%. The 2030 Term Loan was issued at a price of 99.3% and was amortizing with repayments of 0.25% of the total committed principal per quarter. The 2030 Term Loan contained restrictions relating to liens, asset sales, indebtedness, and investments in non-wholly owned entities. The refinancing was accounted for as a continuation of the existing loans in accordance with ASC Topic 470 "Debt."

On the Closing Date, we repaid in full the 2030 Term Loan and all other obligations under the Term Loan Credit Agreement, dated as of June 13, 2025, among the Company, as Borrower, the lenders party thereto from time to time, and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, using proceeds from the Asset Sale. The full repayment of the 2030 Term Loan resulted in principal repayment of $744.4 million. During the three months ended June 30, 2026, we recognized a loss of $17.3 million recorded within loss on extinguishment of debt on our condensed consolidated statement of operations due to the write-off of the unamortized original issue discount and deferred financing costs upon repayment.

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

The following table summarizes the terms of the 2030 Term Loan solely as of December 31, 2025 ($ in thousands):

	Principal Amount	Unamortized Issuance Discount(1)	Deferred Financing Costs(1)	Carrying Value	Rate(2)	Maturity Date
2030 Term Loan	$746,250	$(6,324)	$(12,393)	$727,533	+ 3.25%	6/13/2030
Total	$746,250	$(6,324)	$(12,393)	$727,533

(1)
Unamortized issuance discount and deferred financing costs will be amortized to interest expense over remaining life of respective term loans.
(2)
Indexed to one-month SOFR

Covenants

The 2030 Term Loan contained a financial covenant that our recourse indebtedness shall not exceed 83.3% of our total assets (subject to certain adjustments). As of December 31, 2025, we were in compliance with this covenant. As we repaid the 2030 Term Loan during the three months ended June 30, 2026, compliance with the covenant is no longer required.

Note 9 – Senior Secured Notes, Net

In June 2021, we issued $500.0 million of 4.625% Senior Secured Notes due 2029 (the "2029 Notes"), for which we received net proceeds of $495.0 million, after deducting initial purchasers' discounts and commissions. The 2029 Notes had a maturity of June 15, 2029, unless repurchased or redeemed at an earlier date. The 2029 Notes were secured by a first-priority lien, and rank pari-passu in right of payment with all of our existing and future first lien obligations, including indebtedness under the 2030 Term Loan. The 2029 Notes were issued at par and contained covenants relating to liens, indebtedness, and investments in non-wholly owned entities.

On the Closing Date, in connection with the closing of the Asset Sale and in accordance with the Indenture, dated as of June 29, 2021 (as supplemented, amended or otherwise modified to the date hereof, the "Indenture"), among the Company, the Guarantors (as defined in the Indenture), and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as Trustee and Notes Collateral Agent (the "Trustee"), the Trustee delivered a notice of redemption to the holders of the 2029 Notes, stating that the we would redeem in full the $500.0 million in aggregate principal on June 15, 2026 (the "Redemption Date"), plus accrued and unpaid interest in accordance with the Indenture.

On the Closing Date, in connection with the closing of the Asset Sale, the Company caused sufficient funds to fund the redemption of the outstanding 2029 Notes on the Redemption Date to be irrevocably deposited with the Trustee. After the deposit of funds, the Indenture was satisfied and discharged in accordance with its terms. As a result of the satisfaction and discharge of the Indenture, we were released from our obligations under the Indenture, except for those provisions of the Indenture that, by their terms, survive the satisfaction and discharge of the Indenture. We recognized a loss of $3.5 million recorded within loss on extinguishment of debt on our condensed consolidated statement of operations due to the write-off of unamortized deferred financing costs relating to the 2029 Notes during the three months ended June 30, 2026.

As of December 31, 2025, the 2029 Notes had a carrying value of $497.2 million, net of deferred financing costs of $2.8 million. The 2029 Notes included certain covenants including a requirement that we maintain a ratio of total unencumbered assets to total pari-passu indebtedness of at least 1.20:1. As of December 31, 2025, we were in compliance with all covenants. As we repaid the 2029 Notes during the three months ended June 30, 2026, compliance with these covenants is no longer required.

Note 10 – Derivatives

We use forward currency contracts to economically hedge interest and principal payments due under our loans denominated in currencies other than USD.

Historically, we have entered into a series of forward contracts to sell an amount of foreign currency (GBP, EUR and SEK) for an agreed upon amount of USD at various dates. These forward contracts were executed to economically fix the USD amounts of foreign denominated cash flows expected to be received by us related to foreign denominated loan investments. In connection with the Asset Sale, we unwound all forward currency contracts during the three months ended June 30, 2026.

The agreements with our derivative counterparties required that we post collateral to secure net liability positions. As of June 30, 2026, there was no collateral posted as all forward currency contracts were unwound during the three months ended June 30, 2026 as a result of the Asset Sale. As of December 31, 2025, we were in a net liability position with our derivative counterparties and posted collateral of $27.4 million, included within other assets on our condensed consolidated balance sheet.

The following table summarizes our non-designated Fx forwards and interest rate cap as of December 31, 2025. As previously stated, we did not hold any forward currency contracts or interest rate caps as of June 30, 2026.

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

We have not designated any of our derivative instruments as hedges as defined in ASC Topic 815, "Derivatives and Hedging" and, therefore, changes in the fair value of our derivative instruments are recorded directly in earnings. The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our forward currency contracts for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss) Recognized in Income	2026	2025	2026	2025
Forward currency contracts	Unrealized gain (loss) on derivative instruments	$(17,772)	$(73,682)	$26,722	$(115,511)
Forward currency contracts	Realized loss on derivative instruments	(254)	(8,457)	(27,936)	(5,600)
Total		$(18,026)	$(82,139)	$(1,214)	$(121,111)

The following table summarizes the amounts recognized on our condensed consolidated statements of operations related to our interest rate caps for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

		Amount of gain (loss) recognized in income		Amount of gain (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss) recognized in Income	2026	2025	2026	2025
Interest rate caps	Unrealized loss on interest rate hedging instruments	$—	$(72)	$—	$(246)
Interest rate caps	Realized gain on interest rate hedging instruments	—	137	—	269
Total		$—	$65	$—	$23

In September 2023, we entered into an interest rate cap with a notional amount of $164.8 million that effectively limited SOFR from exceeding 4.00% and the maximum all-in coupon on our construction financing to 6.55%. During both the three and six months ended June 30, 2025, SOFR exceeded the cap rate of 4.00%. As such, we realized a gain from the interest rate cap in the amount of $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively, which is included in gain (loss) on interest rate hedging instruments in our condensed consolidated statement of operations.

In June 2024, we entered into an interest rate cap with an original maturity of July 1, 2025 and a notional amount of $73.7 million. During August 2025, we extended our interest rate cap to September 1, 2026. We used our interest rate cap to hedge our exposure to variable cash flows on our floating rate mortgage related to the D.C. Hotel. The interest rate cap effectively limited SOFR from exceeding 6.00% which resulted in the maximum all-in coupon on mortgage of 9.00%. During the three and six months ended June 30, 2026 and 2025, SOFR did not exceed the cap rate of 6.00%, and accordingly, no realized gain was recorded. The interest rate cap was terminated upon repayment of the mortgage during the three months ended June 30, 2026. No gain or loss was recognized upon termination.

The following table summarizes the gross asset and liability amounts related to our derivatives at December 31, 2025 ($ in thousands):

	December 31, 2025
	Gross Amount of Recognized Assets	Gross Amounts Offset in our Consolidated Balance Sheet	Net Amounts of Assets Presented in our Consolidated Balance Sheet
Forward currency contracts	$7,464	$(34,255)	$(26,791)
Interest rate caps	—	—	—
Total derivative assets (liabilities)	$7,464	$(34,255)	$(26,791)

Note 11 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table details the components of our accounts payable, accrued expense and other liabilities ($ in thousands):

	June 30, 2026	December 31, 2025
Accrued dividends payable	$492,478	$38,668
Accrued interest payable	—	33,876
Accounts payable and other liabilities(1)	14,099	13,159
General CECL Allowance on unfunded commitments(2)	—	5,759
Total	$506,577	$91,462

(1)
Includes $14.0 million and $13.1 million of accounts payable and other liabilities on the balance sheet of the Real Estate Owned, Held for Investment at June 30, 2026 and December 31, 2025, respectively.
(2)
Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional disclosure related to the General CECL Allowance on unfunded commitments as of December 31, 2025.

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

During the three and six months ended June 30, 2026, we recorded an income tax provision of $27 thousand and $0.3 million, respectively, and during the three and six months ended June 30, 2025, we recorded an income tax provision of $0.1 million and $0.2 million, respectively, related to activities of our taxable REIT subsidiaries.

There was a de minimis income tax liability related to the operating activities of our TRS entities as of June 30, 2026 and $0.2 million income tax liability as of December 31, 2025. As of June 30, 2026 and December 31, 2025, there were no material deferred tax assets or liabilities.

As of June 30, 2026, we had net operating losses of $5.1 million and capital losses of $25.2 million that may be carried forward for use in subsequent periods.

As of June 30, 2026, tax years 2021 through 2025 remain subject to examination by taxing authorities.

Note 13 – Related Party Transactions

Management Agreement

In connection with our initial public offering in September 2009, we entered into a management agreement (the "Management Agreement") with our Manager, which described the services to be provided by the Manager and its compensation for those services. The Manager is responsible for managing our day-to-day operations, subject to the direction and oversight of our board of directors. Per the Management Agreement, the Manager was paid a base management fee equal to 1.5% per annum of our Stockholders' Equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears. The term of the Management Agreement was automatically renewed for a successive one-year term in September 2025.

Effective on the Closing Date, we entered into an Amended and Restated Management Agreement (the "A&R Management Agreement"), which provides for an initial base management fee of 0.75% per annum of our Stockholders' Equity (as defined in the A&R Management Agreement) if the annualized return on equity ("ROE") for a particular fiscal quarter is less than 7.5%, or 1.5% per annum of our Stockholders' Equity (as defined in the A&R Management Agreement) if the ROE for a particular fiscal quarter equals or exceeds 7.5%. The management fee is payable quarterly in arrears entirely in shares of common stock, par value $0.01 per share, of the Company ("Company Common Stock"), except for certain circumstances in which the base management fee is required to be paid partially or entirely in cash as provided in the A&R Management Agreement. including following achievement of an ROE of 7.5% or more for two consecutive quarters (the "ROE Milestone"). The number of shares of Company Common Stock issuable as payment of any installment of the base management fee will be equal to the greatest of: (i) book value per share of a share of Company Common Stock as of the end of the fiscal quarter to which such installment relates, (ii) the average of the closing prices for a share of Company Common Stock on the New York Stock Exchange for each of the five consecutive full trading days ending on and including the last full trading day of the fiscal quarter to which such installment relates and (iii) the par value per share of Company Common Stock. If the Company achieves the ROE Milestone, then the base management fee will permanently increase to 1.5% of Stockholders' Equity and will be payable entirely in cash.

The term of the A&R Management Agreement will automatically renew on each anniversary. The A&R Management Agreement may be terminated upon expiration of the one-year extension term only upon the affirmative vote of at least two-thirds of our independent directors, based upon (i) unsatisfactory performance by the Manager that is materially detrimental to ARI or (ii) a determination that the management fee payable to the Manager is not fair, subject to the Manager's right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of incentive fees paid and the average annual base management fees during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

We incurred approximately $3.6 million and $11.7 million in base management fees under the Management Agreement for the three and six months ended June 30, 2026, as compared to $8.4 million and $16.9 million for the three and six months ended June 30, 2025.

In addition to the base management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf or for certain services provided by the Manager to us. For the three and six months ended June 30, 2026, we paid expenses totaling $5.4 million and $7.1 million, respectively, related to reimbursements for certain expenses paid by the Manager on our behalf under the Management Agreement as compared to $2.4 million and $8.1 million respectively, for three and six months ended June 30, 2025. Expenses incurred by the Manager and reimbursed by us are reflected in the respective condensed consolidated statement of operations expense category or our condensed consolidated balance sheets based on the nature of the item.

Included in payable to related party on our condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 is approximately $3.4 million and $8.6 million, respectively, for base management fees incurred but not yet paid under the Management Agreement.

Term Loan

In June 2025, we refinanced our existing 2026 and 2028 Term Loans with the 2030 Term Loan (refer to "Note 8 – Senior Secured Term Loans, Net" for a full discussion). In connection with this refinance, Apollo Global Funding, LLC, an affiliate of the Manager, served as one of several arrangers in both the 2025 refinancing and the original 2028 Term Loan issuance, receiving $1.0 million and $0.2 million in arrangement fees, respectively. Additionally, funds managed by an affiliate of the Manager invested $30.0 million in the 2028 Term Loan, and $25.0 million in the 2030 Term Loan. The 2030 Term Loan was repaid in full during the three months ended June 30, 2026.

Senior Secured Notes

In June 2021, Apollo Global Securities, LLC, an affiliate of the Manager, served as one of the eight initial purchasers in the issuance of our 2029 Notes and received $0.4 million of initial purchasers' discounts and commissions. The 2029 Notes were redeemed in full during the three months ended June 30, 2026.

Italian Direct Lending Structure

In the fourth quarter of 2021, we formed an Italian closed-end alternative investment fund, managed by Apollo Investment Management Europe (Luxembourg) S.A R.L, a regulated alternative investment fund manager (the "AIFM"), an affiliate of the Manager. The management fees incurred during the three and six months ended June 30, 2026 and 2025, respectively, were de minimis. As of June 30, 2026 and December 31, 2025, the fees payable to the AIFM were de minimis.

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

The Atlas Facilities were repaid in full during the three months ended June 30, 2026. As of December 31, 2025, we had $941.3 million of secured debt on the Atlas Facilities. Refer to "Note 7 – Secured Debt Arrangements, Net" for additional discussion.

Massachusetts Healthcare

In September 2024, we, along with the Apollo Co-Lenders, formed a joint venture of which we held a 41.2% equity interest. Through this joint venture, we and the Apollo Co-Lenders foreclosed on one of the eight Massachusetts hospitals that previously secured our loan. In accordance with ASC Topic 323, "Investments – Equity Method and Joint Ventures" our 41.2% interest in the joint venture was deemed an equity method investment. There was a balance of $25.0 million and $23.8 million in the joint venture as of June 30, 2026 and December 31, 2025, respectively, recorded within Other Assets on our condensed consolidated balance sheet. See "Massachusetts Healthcare" within "Note 6 – Other Assets" for further discussion.

The Asset Sale

On January 27, 2026, we entered into an Asset Purchase and Sale Agreement (the "Purchase Agreement") with Athene, and, in connection therewith, entered into a letter agreement with ACREFI Operating, LLC, a subsidiary of the Company ("Operating LLC"), and the Manager (the "Management Agreement Side Letter"), and a letter agreement with Apollo Management Holdings, L.P. ("Apollo Management Holdings") (the "Expense Reimbursement Letter Agreement"). Each of Athene and Apollo Management Holdings is a subsidiary of Apollo.

Under the terms of the Management Agreement Side Letter, each of us, Operating LLC and the Manager agreed to enter into the A&R Management Agreement (as discussed above), effective upon the closing of the Asset Sale. Under the terms of the Expense Reimbursement Letter Agreement, Apollo Management Holdings agreed to reimburse us for up to $10 million of the expenses incurred by us in connection with the Asset Sale.

On the Closing Date, pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, we sold our commercial real estate loan portfolio (other than loans that were repaid prior to closing and the Chicago Hotel Loan which repaid after the Closing Date) to Athene.

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

We recognized stock-based compensation expense related to restricted stock and RSU vesting of $3.0 million and $6.1 million during the three and six months ended June 30, 2026, respectively, and $3.4 million and $6.8 million during the three and six months ended June 30, 2025, respectively.

The following table summarizes the grants, vesting and forfeitures of restricted common stock and RSUs during the six months ended June 30, 2026:

Type	Restricted Stock	RSUs	Grant Date Fair Value ($ in millions)
Outstanding at December 31, 2025	71,134	2,280,723
Granted	67,109	—	$0.7
Vested	(71,134)	—	N/A
Forfeiture	—	—	N/A
Outstanding at June 30, 2026	67,109	2,280,723

Below is a summary of restricted stock and RSU vesting dates as of June 30, 2026:

Vesting Year	Restricted Stock	RSUs	Total Awards
2026	—	1,107,507	1,107,507
2027	67,109	759,504	826,613
2028	—	413,712	413,712
Total	67,109	2,280,723	2,347,832

As of June 30, 2026, we had unrecognized compensation expense of approximately $0.5 million and $17.1 million related to the vesting of restricted stock awards and RSUs, respectively, presented in the table above.

The unrecognized compensation expense related to the vesting of restricted stock awards and RSUs are expected to be recognized over a weighted-average period of 1.4 years.

RSU Deliveries

During the six months ended June 30, 2026 and 2025, we delivered 655,152 and 698,061 shares of common stock for 1,177,215 and 1,246,704 vested RSUs, respectively. We allow RSU participants to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs. The amount, when agreed to by the participant, results in a cash payment to the Manager related to this tax liability and a corresponding adjustment to additional paid in capital on our condensed consolidated statement of changes in stockholders' equity. The adjustment was $5.6 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively. The adjustment is a reduction of capital related to our equity incentive plan and is presented net of increases of capital related to our equity incentive plan in our condensed consolidated statement of changes in stockholders' equity.

Note 15 – Stockholders' Equity

Our authorized capital stock consists of 450,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2026, 128,212,093 shares of common stock were issued and outstanding and 6,770,393 shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock ("Series B-1 Preferred Stock") were issued and outstanding. The Series B-1 Preferred Stock, with a par value $0.01 per share, have a liquidation preference of $25.00 per share.

Dividends. The following table details our dividend activity:

	Three Months Ended June 30,		Six Months Ended June 30,
Dividends declared per share of:	2026	2025	2026	2025
Common Stock	$3.75	$0.25	$4.00	$0.50
Series B-1 Preferred Stock	$0.45	$0.45	$0.90	$0.90

Common Stock Repurchases. In April 2026, our board of directors approved a stock repurchase program for up to an aggregate of $150.0 million of our common stock. This $150.0 million program replaced the previous program authorized in March 2020, as amended in February 2021, which was terminated. During the three and six months ended June 30, 2026, we repurchased 8,579,855 and 11,453,999 shares, respectively, of our common stock at a weighted-average price of $10.85 and $10.76 per share, respectively. During the three and six months ended June 30, 2025, there was no common stock repurchase activity. As of June 30, 2026, the approximate dollar value of shares that may yet be purchased under our stock repurchase program was $99.2 million.

Note 16 – Commitments and Contingencies

Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.

AmBase Corporation: On June 28, 2018, AmBase Corporation, 111 West 57th Street Manager Funding LLC and 111 West 57th Investment LLC (together, "Plaintiffs") commenced a now-dismissed action captioned AmBase Corporation et al v. ACREFI Mortgage Lending, LLC et al (No 653251/2018) in New York Supreme Court (the "Apollo Action"), Plaintiffs amended the complaint in 2021. The complaint named as defendants (i) a wholly-owned subsidiary of the Company (the "Subsidiary"), (ii) the Company, and (iii) certain funds managed by Apollo, who were co-lenders on a mezzanine loan against the development of a residential condominium building in Manhattan, NY. Plaintiffs alleged that the defendants tortiously interfered with the Plaintiffs' joint venture agreement with the developers of the project, and that the defendants aided and abetted breaches of fiduciary duty by the developers of the project. The Plaintiffs alleged the loss of a $70.0 million investment plus punitive damages. The defendants' motion to dismiss was granted on October 23, 2019 and the Court entered judgment dismissing the complaint in its entirety on November 8, 2019. Plaintiffs appealed, the parties fully briefed the appeal, and then Plaintiffs dropped the appeal, and the case remains dismissed.

In a separate action that pre-existed the Apollo Action, captioned 111 West 57th Investment LLC v. 111W57 Mezz Investor LLC (No. 655031/2017) also in New York Supreme Court (the "April 2021 Action"), Plaintiffs amended the complaint in 2021 to name Apollo Global Management, Inc., the Subsidiary, the Company, and certain funds managed by Apollo as defendants. The April 2021 Action concerns overlapping claims and the same condominium development project that the Apollo Action concerned. The defendants filed a motion to dismiss, which was granted in part and denied in part on December 15, 2022. The Court dismissed the claim against Apollo Global Management, Inc. and the Company. Apollo appealed the decision with respect to the remaining claim. On October 5, 2023, the Appellate Division, First Department granted Apollo's appeal, thereby dismissing the remaining claim against the Apollo entities who were co-lenders on the mezzanine loan, including the Subsidiary. Plaintiffs filed a motion for leave with the Court of Appeals on November 3, 2023 which the Court denied on April 23, 2024. On July 12, 2024, Plaintiffs filed new motions for leave to appeal to the Court of Appeals. On February 18, 2025, the Court of Appeals granted Plaintiffs' motion for leave to appeal and briefing was completed and argument was heard on April 14, 2026. On May 26, 2026, the Court of Appeals modified the Appellate Division dismissal to the extent of reinstating a single claim against the Subsidiary and certain funds managed by Apollo for breach of an implied covenant in the operative pledge agreement. The Court of Appeals has remitted the case to the trial court for further proceedings on that cause of action. No reasonable estimate of possible loss, if any, can be made at this time. The Company believes the claim is without merit.

Note 17 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of our financial instruments not carried at fair value on our condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$1,239,480	$1,239,480	$139,825	$139,825
Commercial mortgage loans, net	—	—	8,712,018	8,650,253
Subordinate loans, net	—	—	62,198	62,198
Secured debt arrangements, net	—	—	(6,268,550)	(6,268,550)
Senior secured term loans, net	—	—	(727,533)	(750,914)
Senior secured notes, net	—	—	(497,226)	(485,625)
Debt related to real estate owned, held for investment, net	(371,428)	(371,428)	(424,703)	(424,703)

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

As discussed above, in April 2026, we sold our commercial real estate loan portfolio (other than loans that were repaid prior to closing and the Chicago Hotel Loan which repaid after the Closing Date) to Athene for cash consideration of approximately $8.6 billion, which is based on 99.7% of the total commitment amount of such loans as of the Closing Date. A portion of the proceeds from the Asset Sale were used to repay our secured debt arrangements, senior secured term loan, and senior secured notes.

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

For the three and six months ended June 30, 2026 and 2025, dilutive earnings per share was calculated under the more dilutive computation of the treasury stock method and the if converted method. Under the treasury stock method, the denominator includes the weighted-average outstanding common shares plus the incremental shares related to participating securities. The incremental shares are determined by subtracting the average unrecognized compensation cost for the period divided by the average stock price from the unvested RSUs.

The table below presents the computation of basic and diluted net income per share of common stock for the three and six months ended June 30, 2026 and 2025 ($ in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$25,779	$20,739	$52,006	$46,730
Less: Preferred dividends	(3,068)	(3,068)	(6,136)	(6,136)
Less: Earnings attributable to participating securities	—	—	—	—
Less: Dividends on participating securities	(8,553)	(556)	(9,123)	(1,117)
Net income attributable to common stockholders, basic and diluted	$14,158	$17,115	$36,747	$39,477

Number of Shares:
Basic weighted-average shares of common stock outstanding	131,022,330	138,943,566	135,043,996	138,792,126
Diluted weighted-average shares of common stock outstanding	131,597,073	139,208,860	135,634,057	139,103,947

Earnings Per Share Attributable to Common Stockholders
Basic	$0.11	$0.12	$0.27	$0.28
Diluted	$0.11	$0.12	$0.27	$0.28

For the three and six months ended June 30, 2026, 574,742 and 590,061 incremental shares, respectively, were included in the calculation of diluted net income per share because the effect was dilutive. For the three and six months ended June 30, 2025, 265,295 and 311,821 incremental shares, respectively, were included in the calculation of diluted net income per share because the effect was dilutive.

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

Note 20 – Subsequent Events

Subsequent to the quarter ended June 30, 2026, the following events took place:

Special Meeting Proxy and Plan: On July 14, 2026, we filed a preliminary proxy statement (the "Special Meeting Proxy") with the SEC related to a Special Meeting of Stockholders (the "Special Meeting"), for the following purposes: (i) to consider and vote on a proposal to approve the dissolution of the Company, the liquidation of its assets and the winding up of its business and affairs in accordance with the Plan of Complete Liquidation and Dissolution (the "Plan") (the "Dissolution Proposal"); (ii) to consider and vote on a proposal to approve, subject to approval of the Dissolution Proposal, on an advisory, non-binding basis, compensation that may become payable by the Company to its named executive officers in connection with the Plan (the "Executive Compensation Proposal"); and (iii) to consider and vote on a proposal to approve one or more adjournments of the Special Meeting, if necessary or appropriate, from time to time, to a later date or dates, even if a quorum is present, to solicit additional proxies if there are not sufficient votes at the time of the Special Meeting to approve the Dissolution Proposal (the "Adjournment Proposal"). If the Plan is approved by our stockholders, we will adopt the liquidation basis of accounting which requires our assets to be recognized at the estimated amounts expected to be collected and liabilities to be recognized at the estimated amounts at which they are expected to be settled.

Redemption of 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock: On July 15, 2026 (the "Redemption Date"), we completed the redemption of all our outstanding shares of our 7.25% Series B-1 Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share (the "Series B-1 Preferred Stock"), pursuant to Section (5)(a) of the Articles Supplementary setting forth the terms of such shares. In connection with such redemption, we entered into a Redemption Agent Agreement dated July 14, 2026 with Equiniti Trust Company, LLC ("Equiniti"), pursuant to which Equiniti acted as redemption agent to facilitate the payment of the Redemption Price (as defined below) to holders of record of the Series B-1 Preferred Stock. We deposited the aggregate Redemption Price into a segregated payment fund maintained by Equiniti for the benefit of the shareholders.

Each share of Series B-1 Preferred Stock was redeemed at a price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends (whether or not earned or declared) to, but not including, the Redemption Date (collectively, the "Redemption Price"). As of the Redemption Date, dividends on the Series B-1 Preferred Stock ceased to accrue, and all rights of holders with respect to such shares terminated, except for the right to receive the Redemption Price without interest.

Following such redemption, no shares of Series B-1 Preferred Stock remain issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

We make forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, it intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: higher interest rates and inflation; market trends in our industry, real estate values, the debt securities markets or the general economy; the demand for commercial real estate loans; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; the impact of a shutdown of the U.S. federal government; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including secured debt arrangements and securitizations; the timing and amount of expected future fundings of unfunded commitments; the availability of debt financing from traditional lenders; the volume of short-term loan extensions; the demand for new capital to replace maturing loans; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment rates on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our continued maintenance of our qualification as a REIT for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; unexpected costs or unexpected liabilities, including those related to litigation; and risks associated with the exact amount or timing of our sales of assets and liquidating distributions; unexpected costs or unexpected liabilities that may arise from the transactions contemplated by the Plan and with our ability to realize the results of the Plan.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our most recent Annual Report on Form 10-K and "Risk Factors" in the Special Meeting Proxy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a Maryland corporation and have elected to be taxed as a REIT for U.S. federal income tax purposes. We primarily originate, acquire, invest in and manage performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt investments. These asset classes are referred to as our target assets.

We are externally managed and advised by the Manager, an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $1.05 trillion as of June 30, 2026.

The Manager is led by an experienced team of senior real estate professionals who have significant expertise in underwriting and structuring commercial real estate financing transactions. We benefit from Apollo's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.

As previously disclosed, following the Asset Sale, our management team, in consultation with our board of directors, evaluated a range of commercial real estate–related strategies designed to reposition ARI. In assessing potential new asset strategies, we leveraged Apollo's broader investment platform and origination capabilities. We also considered strategic M&A opportunities and explored available strategic alternatives, including dissolution. On June 15, 2026, we announced that, following an extensive review of potential strategic alternatives for ARI, our board of directors determined that our dissolution, the liquidation of our assets and the winding up of our business and affairs are advisable and in our best interests and the best interests of the ARI stockholders.

On July 14, 2026, we filed the Special Meeting Proxy with the SEC related to the Special Meeting, for the following purposes: (i) to consider and vote on the Dissolution Proposal; (ii) to consider and vote on the Executive Compensation Proposal; and (iii) to consider and vote on the Adjournment Proposal. If the Plan is approved by our Stockholders, we will adopt the liquidation basis of accounting which requires our assets to be recognized at the estimated amounts expected to be collected and liabilities to be recognized at the estimated amounts at which they are expected to be settled.

The Asset Sale

On the Closing Date, pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company sold its commercial real estate loan portfolio (other than loans that were repaid prior to closing and the Chicago Hotel Loan which was repaid after the Closing Date) to Athene for cash consideration of approximately $8.6 billion, which is based on 99.7% of the total commitment amount of such loans as of the Closing Date, subject to certain adjustments as provided in the Purchase Agreement. A portion of the proceeds from the Asset Sale were used to repay all secured credit facilities and other indebtedness and to pay transaction expenses.

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

Results of Operations

Net Income Available to Common Stockholders

For the three months ended June 30, 2026 and 2025, our net income available to common stockholders was $22.7 million, or $0.11 per diluted share of common stock, and $17.7 million, or $0.12 per diluted share of common stock, respectively.

For the six months ended June 30, 2026 and 2025, our net income available to common stockholders was $45.9 million, or $0.27 per diluted share of common stock, and $40.6 million, or $0.28 per diluted share of common stock, respectively.

Operating Results

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics compared to the most recently reported period ($ in thousands):

	Three Months Ended
	June 30, 2026	March 31, 2026	Change
Net interest income:
Interest income from commercial mortgage loans	$41,726	$149,989	$(108,263)
Interest income from subordinate loans and other lending assets	—	—	—
Interest expense	(33,585)	(113,922)	80,337
Net interest income	8,141	36,067	(27,926)
Operations related to real estate owned:
Revenue from real estate owned operations	36,242	22,567	13,675
Operating expenses related to real estate owned	(23,081)	(18,218)	(4,863)
Depreciation and amortization on real estate owned	(4,631)	(3,981)	(650)
Net income related to real estate owned	8,530	368	8,162
Operating expenses:
General and administrative expenses	(5,810)	(5,952)	142
Management fees to related party	(3,556)	(8,118)	4,562
Total operating expenses	(9,366)	(14,070)	4,704
Other income, net	8,362	1,413	6,949
Loss from equity method investment	(178)	(274)	96
Net realized loss on investments	(339,087)	—	(339,087)
Loss on extinguishment of debt	(30,714)	—	(30,714)
Decrease in Specific CECL Allowance	338,000	—	338,000
Decrease in General CECL Allowance, net	41,224	3,289	37,935
Gain (loss) on foreign currency forward contracts	(18,026)	16,812	(34,838)
Foreign currency translation gain (loss)	18,920	(17,148)	36,068
Net income before taxes	$25,806	$26,457	$(651)
Income tax provision	(27)	(230)	203
Net income	$25,779	$26,227	$(448)

Net Interest Income

Net interest income decreased by $27.9 million during the three months ended June 30, 2026 compared to the three months ended March 31, 2026. The net decrease was attributable to the sale of our commercial real estate loan portfolio on April 24, 2026, resulting in two fewer months of interest income recorded during the three months ended June 30, 2026 compared to the three months ended March 31, 2026. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

For the three months ended June 30, 2026, we recorded net income related to real estate owned of $8.5 million compared to net income of $0.4 million for the three months ended March 31, 2026. The increase in net income was primarily due to the seasonality of hotel operations, which led to $6.4 million higher net income from operations, prior to depreciation, for the D.C. Hotel during the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. Further, net income attributable to the Brooklyn Multifamily Development increased $2.7 million during the three months ended June 30, 2026 as compared to the three months ended March 31, 2026 as the lease-up of the property continues to ramp up. Refer to "Note 5 – Real Estate Owned" for further discussion of operations related to real estate owned.

Operating Expenses

General and administrative expenses remained relatively consistent for the three months ended June 30, 2026 compared to the three months ended March 31, 2026.

Management fees expense decreased by $4.6 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026. The decrease was primarily due to a reduction in the base management fee rate under the A&R Management Agreement entered into in connection with the Asset Sale and write-offs of previously recorded Specific CECL Allowances during the three months ended June 30, 2026. Refer to "Note 13 – Related Party Transactions" for additional information.

Other Income, net

Other income increased by $6.9 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026. The increase was primarily due to an increase in bank interest earned on our cash balance, which was significantly higher during the three months ended June 30, 2026 due to cash received from the Asset Sale.

Net Realized Loss on Investments

During the three months ended June 30, 2026, we recorded a net realized loss on investments of $339.1 million. The net realized loss consisted of the following: i) a $335.0 million write-off of a previously recorded Specific CECL Allowance relating to loans that were included in the Asset Sale; ii) a $2.6 million net realized loss resulting from the discount on the Asset Sale compared to our loan’s cost basis; and iii) a $1.5 million write-off of a previously recorded Specific CECL Allowance upon the discounted repayment of the Chicago Hotel Loan. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Loss on Extinguishment of Debt

During the three months ended June 30, 2026, we recorded a loss on extinguishment of debt of $30.7 million relating to the repayment of debt in connection with the Asset Sale. The loss represented unamortized fees and deferred financing costs associated with our secured debt arrangements, senior secured term loan, and senior secured notes. Refer to "Note 7 – Secured Debt Arrangements, Net", "Note 8 – Senior Secured Term Loans, Net", and "Note 9 – Senior Secured Notes, Net" for additional detail.

Decrease in Specific CECL Allowance

During the three months ended June 30, 2026, we wrote off $335.0 million of our Specific CECL Allowance in connection with the Asset Sale. The remaining $3.0 million of Specific CECL Allowance related to the Chicago Hotel Loan, which repaid at a discount during the three months ended June 30, 2026. Upon repayment, we reversed $1.5 million of the Specific CECL Allowance and wrote off the remaining $1.5 million. Comparatively, during the three months ended March 31, 2026, there was no change to our Specific CECL Allowance.

Decrease in General CECL Allowance, net

During the three months ended June 30, 2026, we reversed our previously recorded $41.2 million General CECL Allowance as a result of the Asset Sale. Comparatively, during the three months ended March 31, 2026, our General CECL Allowance decreased by $3.3 million. The decrease was primarily due to the favorable impacts of portfolio seasoning, and partially offset by the effect of loan originations. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional information related to our General CECL Allowance.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the three months ended June 30, 2026 and the three months ended March 31, 2026 were a net gain of $0.9 million and a net loss of $0.3 million, respectively. The net loss for the three months ended March 31, 2026 compared to the net gain for the three months ended June 30, 2026 was predominantly due to higher forward point estimates for the three months ended March 31, 2026.

The following table sets forth information regarding our condensed consolidated results of operations and certain key operating metrics for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six months ended
	June 30, 2026	June 30, 2025	Change
Net interest income:
Interest income from commercial mortgage loans	$191,715	$310,676	$(118,961)
Interest income from subordinate loans and other lending assets	—	1,114	(1,114)
Interest expense	(147,507)	(229,235)	81,728
Net interest income	44,208	82,555	(38,347)
Operations related to real estate owned:
Revenue from real estate owned operations	58,809	54,163	4,646
Operating expenses related to real estate owned	(41,299)	(41,880)	581
Depreciation and amortization on real estate owned	(8,612)	(4,987)	(3,625)
Net income related to real estate owned	8,898	7,296	1,602
Operating expenses:
General and administrative expenses	(11,762)	(13,213)	1,451
Management fees to related party	(11,674)	(16,920)	5,246
Total operating expenses	(23,436)	(30,133)	6,697
Other income, net	9,775	3,826	5,949
Loss from equity method investment	(452)	(1,400)	948
Net realized loss on investments	(339,087)	—	(339,087)
Loss on extinguishment of debt	(30,714)	—	(30,714)
Valuation allowance, loans and other lending assets held for sale	—	(1,236)	1,236
Decrease in Specific CECL Allowance	338,000	—	338,000
Decrease (increase) in General CECL Allowance, net	44,513	(7,121)	51,634
Loss on foreign currency forward contracts	(1,214)	(121,111)	119,897
Foreign currency translation gain	1,772	114,263	(112,491)
Gain on interest rate hedging instruments	—	23	(23)
Net income before taxes	$52,263	$46,962	$5,301
Income tax provision	(257)	(232)	(25)
Net income	$52,006	$46,730	$5,276

Net Interest Income

Net interest income decreased by $38.3 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The net decrease was attributable to the sale of our commercial real estate loan portfolio on April 24, 2026, resulting in two fewer months of interest income recorded during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Operations Related to Real Estate Owned

For the six months ended June 30, 2026, we recorded net income related to real estate owned of $8.9 million compared to net income of $7.3 million for the six months ended June 30, 2025. The increase was primarily due to operating income attributable to our Brooklyn Multifamily Development as the lease-up of the property continues to ramp up. There was no such activity during the six months ended June 30, 2025 as the property was still under construction with no revenue streams generated and all expenses being capitalized. Refer to "Note 5 – Real Estate Owned" for full discussion of operations related to real estate owned.

Operating Expenses

General and administrative expenses decreased by $1.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a decrease in amortization of RSUs as well as a decrease in legal expenses.

Management fees expense decreased by $5.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to a reduction in the base management fee rate under the A&R Management Agreement entered into in connection with the Asset Sale and write-offs of previously recorded Specific CECL Allowances during the six months ended June 30, 2026 in connection with the Asset Sale. Refer to "Note 13 – Related Party Transactions" for additional information.

Other Income, net

Other income increased by $5.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to an increase in bank interest earned on our cash balance, which was significantly higher during the six months ended June 30, 2026 due to cash received from the Asset Sale.

Loss from Equity Method Investments

We recognized a loss from equity method investments of $0.5 million during the six months ended June 30, 2026 compared to a loss of $1.4 million during the six months ended June 30, 2025. The decrease in the loss is primarily due to greater legal costs incurred by the joint venture in 2025 compared to 2026.

Net Realized Loss on Investments

During the six months ended June 30, 2026, we recorded a net realized loss on investments of $339.1 million. The net realized loss consisted of the following: i) a $335.0 million write-off of a previously recorded Specific CECL Allowance relating to loans that were included in the Asset Sale; ii) a $2.6 million net realized loss resulting from the discount on the Asset Sale compared to our loan’s cost basis; and iii) a $1.5 million write-off of a previously recorded Specific CECL Allowance upon the discounted repayment of the Chicago Hotel Loan. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Loss on Extinguishment of Debt

During the six months ended June 30, 2026, we recorded a loss on extinguishment of debt of $30.7 million relating to the repayment of debt in connection with the Asset Sale. The loss represented unamortized fees and deferred financing costs associated with our secured debt arrangements, senior secured term loan, and senior secured notes. Refer to "Note 7 – Secured Debt Arrangements, Net", "Note 8 – Senior Secured Term Loans, Net", and "Note 9 – Senior Secured Notes, Net" for additional detail.

Valuation Allowance, Loans and Other Lending Assets Held for Sale

During the six months ended June 30, 2025, we recorded a fair value adjustment of $1.2 million on a promissory note classified as held for sale (representing the difference between the note's amortized cost and the note's fair value as of June 30, 2025). The promissory note was subsequently sold in July 2025 at a price of 97.0%, upon which we reversed the valuation allowance and recorded an equivalent realized loss.

Decrease in Specific CECL Allowance

During the six months ended June 30, 2026, we wrote off $335.0 million of our Specific CECL Allowance in connection with the Asset Sale. The remaining $3.0 million of Specific CECL Allowance related to the Chicago Hotel Loan, which repaid at a discount during the six months ended June 30, 2026. Upon repayment, we reversed $1.5 million of the Specific CECL Allowance and wrote off the remaining $1.5 million. There was no change to our Specific CECL Allowance during the six months ended June 30, 2025. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Decrease (increase) in General CECL Allowance, net

During the six months ended June 30, 2026, we recorded a net decrease in our General CECL Allowance of $44.5 million. The decrease was driven by the sale of our commercial real estate loan portfolio, resulting in a full reversal of our General CECL Allowance. Comparatively, during the six months ended June 30, 2025, we recorded a net increase in our General CECL Allowance of $7.1 million, primarily driven by the effect of loan originations. The increase was partially offset by the favorable impacts of portfolio seasoning.

Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

Foreign currency translation gain and loss on derivative instruments

Foreign currency gains and losses on derivative instruments are evaluated on a combined basis and the net impact for the six months ended June 30, 2026 and six months ended June 30, 2025 was a net gain of $0.6 million and a net loss of $6.8 million, respectively. The net gain for the six months ended June 30, 2026 compared to the net loss for the six months ended June 30, 2025 was predominantly due to higher forward point estimates for the six months ended June 30, 2025.

Subsequent Events

Refer to "Note 20 – Subsequent Events" to the accompanying condensed consolidated financial statements for disclosure regarding significant transactions that occurred subsequent to June 30, 2026.

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

For the three months ended June 30, 2026 and March 31, 2026, our Distributable Earnings were ($349.1) million, or $(2.62) per share, and $30.7 million, or $0.22 per share, respectively.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average diluted shares used for Distributable Earnings:

	Three Months Ended
	June 30, 2026	March 31, 2026
Weighted-Averages	Shares	Shares
Diluted shares - GAAP	131,597,073	139,709,831
Unvested RSUs, net(1)	1,705,981	2,060,564
Diluted shares - Distributable Earnings	133,303,053	141,770,395

(1)
Unvested RSUs are net of incremental shares assumed repurchased under the treasury stock method, if dilutive. For the three months ended June 30, 2026 and three months ended March 31, 2026, there were 574,742 and 599,484 incremental shares included, respectively.

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

Distributable Earnings Prior to Realized Loss on Investments and Realized Loss on Extinguishment of Debt

We believe it is useful to our investors to present Distributable Earnings prior to realized loss on investments and realized loss on extinguishment of debt to reflect our operating results because (i) our operating results are primarily comprised of earning interest income on our investments net of borrowing and administrative costs, which comprise our ongoing operations and (ii) it has been a useful factor related to our dividend per share because it is one of the considerations when a dividend is determined. We believe that our investors use Distributable Earnings and Distributable Earnings prior to realized loss on investments and realized loss on extinguishment of debt, or a comparable supplemental performance measure, to evaluate and compare the performance of our company and our peers.

During the three months ended June 30, 2026, we recorded a net realized loss on investments of $339.1 million in connection with the Asset Sale. The net realized loss consisted of the following: i) a $335.0 million write-off of a previously recorded Specific CECL Allowance relating to loans that were included in the Asset Sale; ii) a $2.6 million net realized loss resulting from the discount on the Asset Sale compared to our loan’s cost basis; and iii) a $1.5 million write-off of a previously recorded Specific CECL Allowance upon the discounted repayment of the Chicago Hotel Loan. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for additional detail.

We also recorded a realized loss on extinguishment of debt of $30.7 million during the three months ended June 30, 2026, relating to the repayment of debt in connection with the Asset Sale. The loss represented unamortized fees and deferred financing costs associated with our secured debt arrangements, senior secured term loan, and senior secured notes. Refer to "Note 7 – Secured Debt Arrangements, Net", "Note 8 – Senior Secured Term Loans, Net", and "Note 9 – Senior Secured Notes, Net" for additional detail.

During the three months ended March 31, 2026, there were no realized losses on investments or realized losses on extinguishment of debt.

The table below summarizes the reconciliation from net income available to common stockholders to Distributable Earnings and Distributable Earnings prior to realized loss on investments and realized loss on extinguishment of debt ($ in thousands):

	Three Months Ended
	June 30, 2026	March 31, 2026
Net income available to common stockholders	$22,711	$23,159
Adjustments:
Equity-based compensation expense	3,047	3,047
Loss (gain) on foreign currency forwards	18,026	(16,812)
Foreign currency loss (gain), net	(18,920)	17,148
Realized losses relating to interest income on foreign currency hedges, net	(493)	(416)
Realized gains relating to forward points on foreign currency hedges, net	1,073	3,864
Depreciation and amortization on real estate owned	4,631	3,981
Decrease in current expected credit loss allowance, net	(379,224)	(3,289)
Net realized loss on investments	339,087	—
Loss on extinguishment of debt	30,714	—
Total adjustments:	(2,059)	7,523
Distributable Earnings prior to net realized loss on investments and loss on extinguishment of debt	$20,652	$30,682
Net realized loss on investments	$(339,087)	$—
Loss on extinguishment of debt	(30,714)	—
Distributable Earnings	$(349,149)	$30,682
Diluted Distributable Earnings per share prior to net realized loss on investments and loss on extinguishment of debt	$0.15	$0.22
Diluted Distributable Earnings per share of common stock	$(2.62)	$0.22
Weighted-average diluted shares - Distributable Earnings	133,303,053	141,770,395

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2026	December 31, 2025
Stockholders' Equity	$1,254,860	$1,856,090
Series B-1 Preferred Stock (Liquidation Preference)	(169,260)	(169,260)
Common Stockholders' Equity	$1,085,600	$1,686,830
Common Stock	128,212,093	138,943,831
Book value per share	$8.47	$12.14

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

Investment Activity

During the six months ended June 30, 2026, we committed $299.9 million of capital to a new loan (fully funded at closing), and provided $373.8 million of add-on fundings. During the six months ended June 30, 2026, we received $9.5 billion in loan repayments.

Loan Portfolio Overview

On the Closing Date, we sold our commercial real estate loan portfolio (other than loans that were repaid prior to closing and the Chicago Hotel Loan which was repaid after the Closing Date). Accordingly, there were no outstanding loans as of June 30, 2026.

Leverage Policies

We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our charter and bylaws do not limit the amount of indebtedness we can incur; however, we are subject to and carefully monitor the limits placed on us by our credit providers and those that assign ratings on our company. At June 30, 2026, our debt-to-equity ratio was 0.7 and our only outstanding debt was the construction financing on the Brooklyn Multifamily property.

Debt-to-Equity Ratio

The following table presents our debt-to-equity ratio:

	June 30, 2026	December 31, 2025
Debt to Equity Ratio (1)	0.7	4.1

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

Our current debt obligations consist of $371.5 million of debt related to real estate owned, held for investment. Refer to "Note 5 – Real Estate Owned" of our condensed consolidated financial statements for additional disclosure regarding our debt related to real estate owned. During the three months ended June 30, 2026 all corporate debt and secured debt arrangements were fully repaid using proceeds from the Asset Sale. Refer to "Note 7 – Secured Debt Arrangements, Net", "Note 8 – Senior Secured Term Loans, Net", and "Note 9 – Senior Secured Notes, Net" for additional detail.

Our primary sources of liquidity as of June 30, 2026 were represented with $1.2 billion of cash on hand, and cash flows from operations. Additionally, we held $21.7 million of additional capacity on our construction financing secured by our Brooklyn Multifamily Development property which is available to fund remaining construction costs.

To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. These distribution requirements limit our ability to retain earnings and replenish or increase capital for operations.

On June 15, 2026, our board of directors determined that our dissolution, the liquidation of our assets and the winding up of our business and affairs are advisable and in our best interests and the best interest of the ARI stockholders. On July 14, 2026, we filed the Special Meeting Proxy with the SEC. The vote on the matters set forth in the Special Meeting Proxy will materially impact our long-term capital needs and our plan to meet those needs.

Dividends

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

On June 15, 2026, our board of directors declared a dividend of $3.75 per share of common stock, payable July 15, 2026 to stockholders of record as of June 30, 2026, a distribution that will be classified predominately as a return of capital rather than as a distribution of current or accumulated earnings and profits. This larger distribution reflects the board's determination, following its review of strategic alternatives, that returning of capital is in the best interests of the Company and our stockholders.

If our stockholders approve the Plan described in our Special Meeting Proxy, any distributions made following such approval are expected to be treated as liquidating distributions for U.S. federal income tax purposes, rather than as ordinary dividends. Liquidating distributions would generally be applied first against and reduce a stockholder's adjusted tax basis in its shares, with any amount in excess of basis treated as gain from the sale or exchange of such shares. Stockholders should refer to the Special Meeting Proxy, and any definitive proxy statement subsequently filed with the SEC, for a more complete description of the proposed Plan and its tax consequences, and should consult their own tax advisors regarding the treatment of any distributions received in connection therewith.

As of June 30, 2026 and December 31, 2025, we had 6,770,393 shares of our Series B-1 Preferred Stock outstanding. The Series B-1 Preferred Stock pay cumulative cash dividends, which are payable quarterly in equal amounts in arrears on the 15th day of each January, April, July and October: at a rate of 7.25% per annum of the $25.00 per share liquidation preference. On July 15, 2026, we redeemed the shares at a redemption price of $25.00, plus the accrued unpaid dividends of $3.1 million.

The following table details our dividend activity:

	Three Months Ended June 30,		Six Months Ended June 30,
Dividends declared per share of:	2026	2025	2026	2025
Common Stock	$3.75	$0.25	$4.00	$0.50
Series B-1 Preferred Stock	$0.45	$0.45	$0.90	$0.90

Repurchases of Equity Securities

During the three and six months ended June 30, 2026 we repurchased 8,579,855 and 11,453,999 shares, respectively, of our common stock at a weighted-average price of $10.85 and $10.76 per share, respectively. During the three and six months ended June 30, 2025, there was no common stock repurchase activity. Please refer to "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" for further detail.

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

On the Closing Date the Company sold its commercial real estate loan portfolio (other than loans that were repaid prior to closing and the Chicago Hotel Loan which repaid after the Closing Date). Accordingly, there were no outstanding loans and no CECL allowance as of June 30, 2026. Refer to "Note 4 – Commercial Mortgage Loans, Subordinate Loans and Other Lending Assets, Net" for further discussion regarding our General CECL Allowance. Refer to "Note 2 – Summary of Significant Accounting Policies" to our consolidated financial statements of our most recent Annual Report on Form 10-K for the complete listing and description of our significant accounting policies.

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

On the Closing Date, the Company sold its commercial real estate loan portfolio (other than loans that were repaid prior to closing and the Chicago Hotel Loan which repaid after the Closing Date). Accordingly, there were no outstanding loans subject to the following identified risk as of June 30, 2026. However, if our stockholders do not approve the Plan described in the Special Meeting Proxy, and if the Company continues to operate in line with its current investment strategy, the Company will continue to undertake the below risks related to the Company's target assets.

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

Inflation Risk

Virtually all of our assets and liabilities have been interest rate sensitive in nature. As a result, interest rates and other factors have influenced our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains and determined without regard to the dividends paid deduction, on an annual basis in order to maintain our REIT qualification. In each case, our activities and balance sheets are measured with reference to historical cost and/or fair market value without considering inflation.

Currency Risk

Some of our loans and secured debt arrangements were denominated in a foreign currency and were subject to risks related to fluctuations in currency rates. We sought to mitigate this exposure through foreign currency forward contracts, which matched the net principal and interest of our foreign currency loans and secured debt arrangements.

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

During the period ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in "Item 1A. Risk Factors" in our most recent Annual Report on Form 10-K and in "Risk Factors" in the Special Meeting Proxy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company's repurchases of common stock during the three months ended June 30, 2026 ($ in thousands, except per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	3,942,246	$10.72	3,942,246	$150,000,000
May 1, 2026 - May 31, 2026	4,049,433	10.95	4,049,433	105,649,064
June 1, 2026 - June 30, 2026	588,176	10.99	588,176	99,185,213
Total	8,579,855	$10.85	8,579,855	$99,185,213

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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Commercial Real Estate Finance, Inc.

August 10, 2026	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
President and Chief Executive Officer (Principal Executive Officer)

August 10, 2026	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)